Form 10-Q
period 1994-03-31
KINETIC CONCEPTS INC /TX/
filed 1994-05-13
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549
				   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1994

				       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

			 Commission file number  1-9913


			    KINETIC CONCEPTS, INC.
	     (Exact name of registrant as specified in its charter)


	    Texas                                        74-1891727
  (State of incorporation)                (I.R.S. Employer Identification No.)


  8023 Vantage Drive
  San Antonio, Texas  78230                            210/524-9000
(Address of principal executive              (Registrant's telephone number)
 offices and zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


			 Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Common Stock:  43,950,370 shares as of March 31, 1994

			   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
		       KINETIC CONCEPTS, INC. AND SUBSIDIARIES
			Condensed Consolidated Balance Sheets
			(in thousands, except per share data)

						       March 31,    December 31,
							 1994           1993
Assets                                                (unaudited)
Current assets:
  Cash and cash equivalents                            $ 13,864       $ 10,280
  Accounts receivable, net                               64,838         63,872
  Refundable income taxes                                 3,712          3,712
  Finance lease receivables, current                      7,313          6,659
  Inventories                                            22,373         20,902
  Prepaid expenses                                        4,657          4,709

      Total current assets                              116,757        110,134

Net property, plant and equipment                       106,458        113,602
Finance lease receivables, net of current                 6,043          7,073
Goodwill, net                                            44,258         44,859
Other assets, net                                        10,108          8,905

						       $283,624       $284,573
						       ========       ========
Liabilities and Capital Accounts
Current liabilities:
  Note payable                                         $  2,584       $  2,144
  Current installments of long-term obligations          13,479          8,872
  Current installments of capital lease obligations       2,814          2,955
  Current installments of ESOP loan                        -               359
  Accounts payable                                        6,366          7,751
  Accrued expenses                                       27,272         24,499
  Income taxes payable                                    6,599          2,647

      Total current liabilities                          59,114         49,227

Long-term obligations, excluding current installments    87,108         99,533
Capital lease obligations,
  excluding current installments                          1,394          2,060
ESOP loan, excluding current installments                  -               296
Deferred income taxes                                     6,960          7,710

							154,576        158,826
							=======        =======
Minority interest                                          -                40
Common stock; issued 45,502 in 1994 and
  45,501 in 1993                                             46             46
Additional paid-in capital                               18,808         18,803
Retained earnings                                       120,301        117,685
Cumulative foreign currency translation adjustment       (1,508)        (1,602)
Treasury stock; common, at cost, 1,552 shares in
  1994 and 1,542 shares in 1993                          (8,551)        (8,510)
Loan to ESOP                                               -              (655)
Notes receivable from officers                              (48)           (60)

						       $283,624       $284,573
						       ========       ========
See accompanying notes to condensed consolidated financial statements.

				    2 of 13

		    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
	   Condensed Consolidated Statements of Earnings (unaudited)
		     (in thousands, except per share data)

							   Three months ended
							       March 31,
							     1994      1993
Revenue:
  Service and rental                                       $ 61,747  $ 61,002
  Sales and other                                            10,337     8,961
Total revenue                                                72,084    69,963

Rental expenses                                              44,436    42,649
Cost of goods sold                                            5,132     4,444
							     49,568    47,093
    Gross profit                                             22,516    22,870

Selling, general and administrative expenses                 13,355    11,525

    Operating income                                          9,161    11,345

Interest expense                                              1,854     1,693

    Earnings before income taxes, minority interest
      and cumulative effect of changes in
      accounting principle                                    7,307     9,652

Income taxes                                                  3,825     3,910

    Earnings before minority interest and cumulative
      effect of changes in accounting principle               3,482     5,742

Minority interest in subsidiary loss                             40      -
Cumulative effect of change in method of accounting
  for inventory costing, net                                    742      -
Cumulative effect of changes in method of accounting
  for income taxes                                             -          450

    Net earnings                                           $  4,264  $  6,192

    Earnings per common and common equivalent share:

	Earnings before cumulative effect of
	  change in accounting principle                   $   0.08  $   0.13
	Cumulative effect of change in method of
	  accounting for inventory costing                     0.02      -
	Cumulative effect of change in method of
	  accounting for income taxes                          -         0.01

	Earnings per share                                 $   0.10  $   0.14

    Shares used in earnings per share computations           43,986    45,123

See accompanying notes to condensed consolidated financial statements.

				    3 of 13

			      KINETIC CONCEPTS, INC. AND SUBSIDIARIES

		    Condensed Consolidated Statements of Cash Flows (unaudited)
					   (in thousands)
									 Three months ended
									     March 31,
								       1994          1993
Cash flows from operating activities:
  Net earnings                                                       $  4,264      $  6,192
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                    11,256         9,821
      Other amortization, net                                             847           942
      Provision for uncollectible accounts receivable                     803         1,050
      Change in assets and liabilities net of effect
	from acquisitions:
	   Increase in accounts receivable                             (1,735)       (3,022)
	   Increase in inventories                                     (1,456)         (935)
	   Decrease (increase) in prepaid expenses                         52          (439)
	   Increase in other assets                                      (301)         (786)
	   Increase (decrease) in accounts payable                     (1,382)          694
	   Increase (decrease) in accrued expenses                      1,139          (419)
	   Increase in income taxes payable                             3,961         1,804
	   Decrease in deferred income taxes                             (750)         (934)
	      Net cash provided by operating activities                16,698        13,968

Cash flows from investing activities:
  Additions to property, plant, and equipment                          (4,022)      (10,738)
  Increase in inventory to be converted into equipment
    for short-term rental                                                (500)         (200)
  Dispositions of property, plant, and equipment                          434           600
  Decrease in finance lease receivables                                   376           536
  Increase in other assets                                               (468)       (3,878)
	      Net cash used by investing activities                    (4,180)      (13,680)

Cash flows from financing activities:
  Borrowings (repayments) of note payable and long-term obligations    (7,378)        5,810
  Repayments of capital lease obligations                                (807)         (792)
  Proceeds from the exercise of stock options                               5           541
  Minority interest in subsidiary loss, net                               (40)         -
  Purchase of treasury stock                                              (41)          (76)
  Cash dividends paid to shareholders                                    -           (1,680)
  Other                                                                  (668)          (65)
	      Net cash provided (used) by financing activities         (8,929)        3,738

Effect of exchange rate changes on cash and cash equivalents               (5)         (262)

Net increase in cash and cash equivalents                               3,584         3,764
Cash and cash equivalents beginning of year                            10,280         6,963
Cash and cash equivalents end of period                              $ 13,864      $ 10,727
								     ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the first three months for:
     Interest                                                        $  1,172      $  1,788
     Income taxes                                                          57           410

See accompanying notes to condensed consolidated financial statements.

				    4 of 13

		       KINETIC CONCEPTS, INC. AND SUBSIDIARIES
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				     (UNAUDITED)
(1)  BASIS OF PRESENTATION

     The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented for the interim periods is unaudited and subject to year-end audit and adjustments. As a result of divisionalization, certain reclassifications of rental and selling, general and administrative expenses related to 1993 have been made to conform with the current period's presentation.

(2)  INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

						   March 31,      December 31,
						     1994             1993

     Finished goods                                $ 6,127          $ 5,902
     Work in process                                 1,575            1,546
     Raw materials, supplies and parts              23,670           21,954

						    31,372           29,402
     Less amounts expected to be
       converted into equipment for
       short-term rental                            (9,000)          (8,500)

						   $22,372          $20,902
						   =======          =======
     On January 1, 1994, the Company changed its method of applying overhead to inventory. Historically, a single labor overhead rate and materials overhead rate was used in valuing ending inventory. Labor overhead was applied as labor was incurred while materials overhead was applied at the time of shipping. During 1993, the Company completed a study to more precisely determine the labor overhead which should be applied to specific products, parts and accessories which resulted in the adoption of four separate labor overhead pools, and the application of materials overhead upon receipt of materials.

     The Company believes that the change in the application of this accounting principle is preferable because it more accurately assigns overhead costs to the products, parts and accessories which benefit from the related activities and thus improves the matching of costs with revenues in reporting operating results.
				    5 of 13

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

     The change in the application of this accounting principle resulted in an increase in net earnings of $742,000 (after reduction of income taxes of $455,000), which reflects the cumulative effect of this change for the periods prior to January 1, 1994. The proforma effects of the retroactive application of the change in accounting principle have not been disclosed as the effects cannot be reasonably estimated. The effect of the change for the quarter ended March 31, 1994 on the results of operations before the cumulative effect of the change is not material.

(3)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

							       Three months ended
								    March 31,
								 1994      1993

     Average outstanding common shares                          43,947   44,268
     Average common equivalent shares-
       dilutive effect of option shares                             39      855

     Shares used in earnings
       per share computations                                   43,986   45,123

     Earnings per common and common equivalent share are computed by dividing net earnings (after deducting preferred stock dividends and accretion) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method). Earnings per share computed on a fully diluted basis is not presented as it is not significantly different from earnings per share computed on a primary basis.
				    6 of 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter of 1994 Compared to First Quarter of 1993

    The following table details the Company's Condensed Consolidated Statements of Earnings for the quarters ended March 31, 1994 and 1993 and provides the relationship of each item to total revenue and the increase or decrease and percentage change of each line item as compared to the first quarter of the prior year (in thousands):

					   Three Months Ended March 31,
				     1994              1993        Increase (decrease)
Revenue:
  Service and rental            $ 61,747    86%   $ 61,002    87%   $   745      1%
  Sales and other                 10,337    14%      8,961    13%     1,376     15%
				  72,084   100%     69,963   100%     2,121      3%

Rental expenses                   44,436    62%     42,649    61%     1,787      4%
Cost of goods sold                 5,132     7%      4,444     6%       688     16%

    Gross profit                  22,516    31%     22,870    33%      (354)    (2%)

Selling, general and
  administrative expenses         13,355    18%     11,525    17%     1,830     16%

    Operating Income               9,161    13%     11,345    16%    (2,184)   (19%)

Interest expense                   1,854     3%      1,693     2%       161     10%

    Earnings before income taxes,
      minority interest and
      cumulative effect of
      changes in accounting
      principle                    7,307    10%      9,652    14%    (2,345)   (24%)

Income taxes                       3,825     5%      3,910     6%       (85)    (2%)

    Earnings before minority
      interest and cumulative
      effect of changes in
      accounting principle         3,482     5%      5,742     8%    (2,260)   (39%)

Minority interest in subsidiary
  loss                                40     -        -                  40      -
Cumulative effect of change in
  method of accounting for
  inventory costing                  742     1%       -                 742      -
Cumulative effect of change in
  method of accounting for
  income taxes                      -        -         450     1%      (450)     -

    Net earnings                $  4,264     6%   $  6,192     9%   $(1,928)   (31%)

    Earnings per share          $   0.10          $   0.14          $ (0.04)   (29%)

    Weighted shares               43,986            45,123           (1,137)    (3%)

					7 of 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Total revenue in the first quarter of 1994 increased by 3.0% to $72.1 million from $70.0 million in the first quarter of 1993. Revenue from KCI Therapeutic Services, KCI's specialty patient surface businesses including acute care and long-term care, was $40.8 million, down 3.7% from the first quarter of 1993. This reflects a decline in acute care revenue of 7.1% to $30.2 million as a result of the continued shift to lower priced overlays from framed products. Long-term care revenue increased 7.1% from $9.9 million in the prior year quarter to $10.6 million in the current year quarter, primarily due to increased therapy days. Revenue from KCI's International division was $10.0 million, which was comparable to the prior year quarter. Revenue from the Company's other operating divisions - NuTech, Medical Retro Design and Medical Services increased 21.4% to $21.3 million in the first quarter of 1994 due to increased revenue from NuTech and revenue contributed by Clinical Systems, Inc., which was acquired in June, 1993.

    Rental expenses largely consist of service center facility and personnel costs, regional sales and administrative expenses, advertising and promotion, depreciation of the Company's rental equipment, the cost of the parts and accessories used to maintain the equipment and other related expenses. Rental expenses were 61.6% of total revenue in the first quarter of 1994 compared to 61.0% in the first quarter of 1993, due primarily to expenses associated with Clinical Systems, Inc., higher worker's compensation and automobile insurance expenses, and higher costs in the international division. Cost of goods sold includes the manufacturing cost of the Company's beds and other products that are sold rather than rented by the Company.

    Gross profit decreased 1.5% to $22.5 million in the first quarter of 1994 from $22.9 million in the first quarter of 1993 primarily due to the increase in rental expenses partially offset by the increase in revenue.

    Selling, general and administrative expenses increased 15.9% to $13.4 million in the first quarter of 1994 from $11.5 million in the first quarter of 1993. Selling, general and administrative expenses as a percentage of total revenue increased to 18.5% in the first quarter of 1994 from 16.5% in the first quarter of 1993. This increase was due primarily to expenses related to NuTech, Medical Retro Design, and research and development.

    Operating income decreased 19.3% to $9.2 million in the first quarter of 1994 from $11.3 million in the prior year quarter. This decrease is due to an increase in rental and selling, general and administrative expenses partially offset by the increase in revenue.

    Interest expense in the first quarter of 1994 increased 9.5% to $1.9 million from $1.7 million in the first quarter of 1993 primarily due to an increase in the average interest rate of the Company's debt under its Credit Agreement.
				    8 of 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The Company's effective income tax rate in the first quarter of 1994 was 52.3%, compared to 40.5% in the first quarter of 1993 and 49.1% from the year ended December 31, 1993. In 1993, the annual rate differs from the first quarter due to a decline in anticipated pre-tax earnings. The effective tax rate for the first quarter of 1994 is higher than the effective tax rate for the year of 1993, primarily due to higher losses at Medical Retro Design which are not deductible for tax purposes.

    During the first quarter of 1994, the cumulative losses allocated to the minority interest holder, Medical Retro Design, exceeded the balance of its investment. As a result, any future losses of Medical Retro Design will be recorded entirely by the Company.

    During the first quarter of 1994, the Company recorded the cumulative effect of a change in accounting principle related to a change in its method of applying overhead to its inventory which resulted in an increase of $742,000, or $0.02 per share. Historically, a single labor overhead rate and materials overhead rate were used. Labor overhead was applied as labor was incurred while materials overhead was applied at the time of shipping. During 1994, four separate overhead pools were adopted to apply labor overhead to specific products, parts and accessories. In addition, material overhead is now applied upon receipt of materials. The Company believes that the change in the application of this accounting principle is preferable because it more accurately assigns overhead costs to the products, parts and accessories which benefit from the related activities and thus improves the matching of costs with revenues in reporting operating results.

    During the first quarter of 1993, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes" which resulted in an increase of $450,000, or $0.01 per share.

    Net earnings decreased 31.1% to $4.3 million in the first quarter of 1994 from $6.2 million in the first quarter of 1993. Earnings per share before the effect of the cumulative changes described above decreased 38.4% to $0.08 per share from $0.13 per share in the prior year quarter. Earnings per share decreased 28.6% to $0.10 per share in the first quarter of 1994 from $0.14 per share in the prior year quarter. These decreases are primarily due to an increase in rental expenses and selling, general and administrative expenses partially offset by the increase in revenue as discussed above.

Financial Condition

    The change in revenue and expenses experienced by the Company during the first quarter of 1994 and other factors resulted in changes to the Company's balance sheet as follows:

    Inventory at March 31, 1994 increased $1.5 million, or 7.0%, to $22.4 million from $20.9 million at December 31, 1993 primarily due to the change in accounting principle, previously discussed.

    Net property, plant and equipment at March 31, 1994 decreased $7.1 million, or 6.3%, to $106.5 million from $113.6 million at December 31, 1993 due to depreciation expense and dispositions of rental equipment which exceeded the cost of additions to rental equipment.

				    9 of 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Other assets at March 31, 1994 increased $1.2 million, or 13.5%, to $10.1 million from $8.9 million at December 31, 1993. The growth in other assets is primarily due to the increase in restricted cash related to the Company's captive insurance company and deferred loan fees paid in 1994 related to the Company's debt refinancing.

    Current installments of long-term obligations increased $4.6 million to $13.5 million at March 31, 1994 from $8.9 million at December 31, 1993 primarily due to the reclassification of certain long-term obligations to current.

    Accrued expenses at March 31, 1994 increased $2.8 million, or 11.3%, to $27.3 million from $24.5 million at December 31, 1993 primarily due to accrued dividends of $1.7 million and an increase in bonus, insurance, interest and payroll related accruals.

    Income taxes payable increased $4.0 million to $6.6 million at March 31, 1994 from $2.6 million at December 31, 1993 due to the accrual for 1994 first quarter federal taxes which are to be paid in the second quarter of 1994.

    Long-term obligations decreased $12.4 million to $87.1 million at March 31, 1994 from $99.5 million at December 31, 1993 primarily due to repayments made on the Company's credit facility using net cash provided by operating activities and to the reclassification of certain long-term obligations to current.

    ESOP loan, including current installments, at March 31, 1994 decreased $0.7 million from December 31, 1993 due to the repayment of that loan during the first quarter of 1994.

Market Trends

    During 1993, the introduction of the American Health Security Act and a variety of competing legislative proposals created a national debate about health care reform. However, attempts to reduce our nation's health care costs did not begin in 1993. For the past decade, the health care industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. Prior to 1983, health care providers lived in a "cost plus" environment which did not require that cost effectiveness or patient outcomes be accurately measured. In 1983, Congress created the "DRG" system under which Medicare reimbursement was based upon an individual patient's diagnosis rather than the actual cost incurred by the hospital to treat the patient. In addition, the manner in which health care providers were reimbursed for their capital costs, including the cost of buying or renting the Company's products, has been significantly limited over the past ten years. In general, the focus of these regulations has been to increase health care providers' awareness of the importance of cost effectiveness, managing patient outcomes and treating patients in the lowest cost environment which is appropriate. Further regulatory changes which will impact the health care industry loom on the horizon. Although it is uncertain which of the health care reform proposals, if any, will be enacted, it is apparent that the health care industry in the 1990's will be required to become more cost effective than it is today and further improve patient outcomes. The reimbursement which the Company receives for its products may be lowered as a result of health care reform.

				   10 of 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Since 1987, the Company has been positioning itself to remain competitive in an environment which demands accountability for patient outcomes at a lower cost. The Company's Therapeutic Service's division offers the most complete continuum of products in the industry and controls overall patient costs by allowing the health care provider to match the needs of a particular patient with the appropriate product and therapy. The Company has also made significant investments in medical studies which demonstrate the clinical efficacy and cost effectiveness of its products. Over the past several years, the Company has entered into a number of partnering arrangements with its customers which allow its customers to obtain state of the art medical technology while at the same time lowering their overall costs. The Company believes that these types of arrangements will be necessary in order to succeed in the health care industry in the 1990's.

    The Company also maintains the largest national accounts portfolio in the specialty bed industry and expects to benefit from further consolidation of providers and buying groups. At the same time, as shifts in reimbursement policy have tended to move patients into lower cost environments, the Company has continued to focus new efforts on the extended care and home care markets.

    Since 1987, U.S. health care expenditures have grown 90% to $942.5 billion. Estimated U.S. health care expenditures are expected to exceed one trillion dollars in 1994. While future performance cannot be assured, the Company believes that it is well positioned to compete in the dynamic health care marketplace.

Liquidity and Capital Resources

    During the first quarter of 1994, the Company generated net cash provided by operating activities of $16.7 million compared to $14.0 million in the prior year quarter. The Company believes that net cash provided by operations during the next twelve month period will be sufficient to provide for new investments in equipment and reduction of the Company's debt under its credit agreement.

    At March 31, 1994, cash and cash equivalents totaling $13.9 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement permits borrowings of up to $130.0 million, $36.0 million of which was available at March 31, 1994.

    At March 31, 1994, the Company was committed to purchase approximately $1.8 million of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.

				   11 of 13

			  PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

	    A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

	      EXHIBIT             BY REFERENCE        DESCRIPTION

		15                Filed herewith      Letter from KPMG
						      Peat Marwick dated
						      May 13, 1994

		18                Filed herewith      Letter from KPMG
						      Peat Marwick dated
						      April 22, 1994

		99                Filed herewith      Letter from KPMG
						      Peat Marwick dated
						      April 22, 1994

       (b)  REPORTS ON FORM 8-K

	    No reports on Form 8-K have been filed during the quarter for which this report is filed.

				   12 of 13

				  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		KINETIC CONCEPTS, INC.
		(REGISTRANT)


		By:  JAMES R. LEININGER, M.D.
		     James R. Leininger, M.D.,
		     Chairman of the Board,
		     President & Chief Executive Officer


		By:  BIANCA A. RHODES
		     Bianca A. Rhodes
		     Senior Vice President and
		     Chief Financial Officer


Date:  May 13, 1994
				   13 of 13