Form 10-Q
period 1994-06-30
KINETIC CONCEPTS INC /TX/
filed 1994-08-12
CIK 831967

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                         Commission file number  1-9913


                             KINETIC CONCEPTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                      74-1891727
  ------------------------                ------------------------------------
  (State of incorporation)                (I.R.S. Employer Identification No.)


     8023 Vantage Drive
  San Antonio, Texas  78230                            210/524-9000
- - -------------------------------              -------------------------------
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


                         Yes   X          No
                              ---            ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock:  43,899,570 shares as of June 30, 1994

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                    June 30, 1994  December 31,
                                                     (unaudited)       1993
                                                    -------------  ------------
Assets
Current assets:
  Cash and cash equivalents                           $ 15,695       $ 10,280
  Accounts receivable, net                              61,862         63,872
  Refundable income taxes                                 -             3,712
  Finance lease receivables, current                     7,517          6,659
  Inventories                                           21,635         20,902
  Prepaid expenses                                       4,381          4,709
                                                      --------       --------
      Total current assets                             111,090        110,134
                                                      --------       --------
Net property, plant and equipment                      100,480        113,602
Finance lease receivables, net of current                5,481          7,073
Goodwill, net                                           43,859         44,859
Other assets, net                                       10,348          8,905
                                                      --------       --------
                                                      $271,258       $284,573
                                                      ========       ========
Liabilities and Capital Accounts
Current liabilities:
  Note payable                                        $  2,937       $  2,144
  Current installments of long-term obligations         13,175          8,872
  Current installments of capital lease obligations      2,590          2,955
  Current installments of ESOP loan                       -               359
  Accounts payable                                       5,670          7,751
  Accrued expenses                                      24,140         24,499
  Income taxes payable                                     256          2,647
                                                      --------       --------
      Total current liabilities                         48,768         49,227
                                                      --------       --------
Long-term obligations, excluding current installments   85,583         99,533
Capital lease obligations,
  excluding current installments                           811          2,060
ESOP loan, excluding current installments                 -               296
Deferred income taxes                                    4,985          7,710
                                                      --------       --------
                                                       140,147        158,826
                                                      --------       --------
Minority interest                                         -                40
Common stock; issued, at par, 43,960 in 1994 and
  45,501 in 1993                                            44             46
Additional paid-in capital                              10,303         18,803
Retained earnings                                      121,826        117,685
Cumulative foreign currency translation adjustment        (782)        (1,602)
Treasury stock; common, at cost, 61 shares in
  1994 and 1,542 shares in 1993                           (232)        (8,510)
Loan to ESOP                                              -              (655)
Notes receivable from officers                             (48)           (60)
                                                      --------       --------
                                                      $271,258       $284,573
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements





                                    2 of 17

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Earnings (unaudited)
                     (in thousands, except per share data)



                                       Three months ended     Six months ended
                                           June 30,               June 30,
                                       ------------------    ------------------
                                         1994      1993         1994     1993
                                       --------  --------    --------  --------
Revenue:
  Service and rental                   $ 57,413  $ 55,302    $119,161  $116,304
  Sales and other                        10,338     8,292      20,675    17,253
                                       --------  --------    --------  --------
Total revenue                            67,751    63,594     139,836   133,557
                                       --------  --------    --------  --------
Rental expenses                          41,569    41,368      86,005    84,017
Cost of goods sold                        5,260     3,964      10,392     8,408
                                       --------  --------    --------  --------
                                         46,829    45,332      96,397    92,425
                                       --------  --------    --------  --------
    Gross profit                         20,922    18,262      43,439    41,132
Selling, general and
  administrative expenses                12,887    13,591      26,243    25,116
                                       --------  --------    --------  --------
    Operating income                      8,035     4,671      17,196    16,016
Interest expense                          1,647     1,633       3,501     3,326
                                       --------  --------    --------  --------
    Earnings before income taxes,
      minority interest and
      cumulative effect of changes
      in accounting principle             6,388     3,038      13,695    12,690
Income taxes                              3,215     1,590       7,040     5,500
                                       --------  --------    --------  --------
    Earnings before minority
      interest and cumulative
      effect of changes in
      accounting principle                3,173     1,448       6,655     7,190

Minority interest in subsidiary loss       -           55          40        55
Cumulative effect of changes in
  method of accounting (Note 2)            -         -            742       450
                                       --------  --------    --------  --------
    Net earnings                       $  3,173  $  1,503    $  7,437  $  7,695
                                       ========  ========    ========  ========
    Earnings per common and
      common equivalent share:
        Earnings before cumulative
          effect of change in
          accounting principle         $   0.07  $   0.03    $   0.15  $   0.16
        Cumulative effect of changes
          in method of accounting
          (Note 2)                          -         -          0.02      0.01
                                       --------  --------    --------  --------
        Earnings per share             $   0.07  $   0.03    $   0.17  $   0.17
                                       ========  ========    ========  ========
    Shares used in earnings
      per share computations             43,980    44,574      43,983    44,848
                                       ========  ========    ========  ========



See accompanying notes to condensed consolidated financial statements.





                                    3 of 17

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (in thousands)

                                                                        Six months ended
                                                                            June 30,
                                                                     ----------------------
Cash flows from operating activities:                                  1994          1993
                                                                     --------      --------
  Net earnings                                                       $  7,437      $  7,695
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                    21,111        21,095
      Other amortization, net                                           1,911         2,155
      Provision for uncollectible accounts receivable                   1,960         3,256
      Change in assets and liabilities net of effect
        from acquisitions:
           Decrease in accounts receivable                                340         1,474
           Decrease in refundable income taxes                          3,712          -
           Increase in inventories                                       (606)       (1,633)
           Decrease (increase) in prepaid expenses                        329           (99)
           Increase in other assets                                    (1,009)         (725)
           Decrease in accounts payable                                (2,017)       (1,114)
           Increase (decrease) in accrued expenses                       (251)          307
           Decrease in income taxes payable                            (2,361)       (3,021)
           Decrease in deferred income taxes                           (2,725)       (1,097)
                                                                     --------      --------
              Net cash provided by operating activities                27,831        28,293
                                                                     --------      --------
Cash flows from investing activities:
  Additions to property, plant, and equipment                          (8,108)      (20,895)
  Increase in inventory to be converted into equipment
    for short-term rental                                              (1,000)         (600)
  Dispositions of property, plant, and equipment                        1,329         1,210
  Businesses acquired in purchase transactions, net of cash acquired     -           (4,127)
  Decrease in finance lease receivables                                   734           415
  Increase in other assets                                               (605)       (3,586)
                                                                     --------      --------
              Net cash used by investing activities                    (7,650)      (27,583)
                                                                     --------      --------
Cash flows from financing activities:
  Borrowings (repayments) of note payable and long-term obligations    (8,854)       11,534
  Repayments of capital lease obligations                              (1,614)       (1,633)
  Proceeds from the exercise of stock options                               5           621
  Minority interest in subsidiary loss, net                               (40)         -
  Purchase of treasury stock                                             (232)       (1,668)
  Payments for retirement of preferred stock                             -           (3,442)
  Cash dividends paid to shareholders                                  (3,296)       (3,357)
  Other                                                                  (728)          492
                                                                     --------      --------
              Net cash provided (used) by financing activities        (14,759)        2,547
                                                                     --------      --------
Effect of exchange rate changes on cash and cash equivalents               (7)           72
                                                                     --------      --------
Net increase in cash and cash equivalents                               5,415         3,329
Cash and cash equivalents beginning of year                            10,280         6,963
                                                                     --------      --------
Cash and cash equivalents end of period                              $ 15,695      $ 10,292
                                                                     ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the first six months for:
     Interest                                                        $  2,998      $  3,237
     Income taxes                                                       7,925         6,085

See accompanying notes to condensed consolidated financial statements.





                                    4 of 17

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

(2)  ACCOUNTING CHANGES

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

     The change in the application of this accounting principle resulted in an increase in net earnings of $742,000 (after reduction of income taxes of $455,000), which reflects the cumulative effect of this change for the periods prior to January 1, 1994. The proforma effects of the retroactive application of the change in accounting principle have not been disclosed as the effects cannot be reasonably estimated. The effect of the change for the quarter ended June 30, 1994 on the results of operations before the cumulative effect of the change is not material.

     During the first quarter of 1993, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of FAS 109 "Accounting for Income Taxes" which resulted in a one-time after-tax increase of $450,000, or $0.01 per share.





                                    5 of 17

(3)  INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                                   June 30,       December 31,
                                                     1994            1993
                                                   --------       ------------
     Finished goods                                $ 5,995          $ 5,902
     Work in process                                 1,416            1,546
     Raw materials, supplies and parts              23,724           21,954
                                                   -------          -------
                                                    31,135           29,402
     Less amounts expected to be
       converted into equipment for
       short-term rental                            (9,500)          (8,500)
                                                   -------          -------
                                                   $21,635          $20,902
                                                   =======          =======

(4)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                          -----------------    ---------------
                                           1994      1993       1994     1993
                                          ------     ------    ------   ------
     Average outstanding common shares    43,930     44,167    43,938   44,217
     Average common equivalent shares-
       dilutive effect of option shares       50        407        45      631
                                          ------     ------    ------   ------
     Shares used in earnings
       per share computations             43,980     44,574    43,983   44,848
                                          ======     ======    ======   ======



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





                                    6 of 17

                          Independent Auditors' Report



The Board of Directors
Kinetic Concepts, Inc.:

We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993. These consolidated condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of earnings, capital accounts, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                               KPMG PEAT MARWICK



San Antonio, Texas
July 22, 1994





                                    7 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter of 1994 Compared to Second Quarter of 1993

    The following table details the Company's Condensed Consolidated Statements of Earnings for the quarters ended June 30, 1994 and 1993 and provides the relationship of each item to total revenue and the increase or decrease and percentage change of each line item as compared to the second quarter of the prior year (in thousands):

                                           Three Months Ended June 30,
                                ------------------------------------------------------
                                     1994              1993        Increase (decrease)
                                ---------------   ---------------  -------------------
Revenue:
  Service and rental            $ 57,413    85%   $ 55,302    87%   $ 2,111      4%
  Sales and other                 10,338    15%      8,292    13%     2,046     25%
                                --------   ---    --------   ---    -------
                                  67,751   100%     63,594   100%     4,157      7%

Rental expenses                   41,569    61%     41,368    65%       201      1%
Cost of goods sold                 5,260     8%      3,964     6%     1,296     33%
                                --------   ---    --------   ---    -------
    Gross profit                  20,922    31%     18,262    29%     2,660     15%

Selling, general and
  administrative expenses         12,887    19%     13,591    21%      (704)    (5%)
                                --------   ---    --------   ---    -------
    Operating Income               8,035    12%      4,671     8%     3,364     72%

Interest expense                   1,647     2%      1,633     3%        14      1%
                                --------   ---    --------   ---    -------
    Earnings before income taxes
      and minority interest        6,388    10%      3,038     5%     3,350    110%

Income taxes                       3,215     5%      1,590     3%     1,625    102%
                                --------   ---    --------   ---    -------
    Earnings before minority
      interest                     3,173     5%      1,448     2%     1,725    119%

Minority interest in subsidiary
  loss                              -        -          55     -        (55)     -
                                --------   ---    --------   ---    -------
    Net earnings                $  3,173     5%   $  1,503     2%   $ 1,670    111%
                                ========   ===    ========   ===    =======
    Earnings per share          $   0.07          $   0.03          $  0.04    133%
                                ========          ========          =======
    Weighted shares               43,980            44,574             (594)    (1%)
                                ========          ========          =======





                                    8 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Total revenue in the second quarter of 1994 increased by 6.6% to $67.8 million from $63.6 million in the second quarter of 1993. Revenue from KCI Therapeutic Services, KCI's domestic specialty patient surface businesses including acute care and alternate care, was $37.5 million, down less than 1% from the second quarter of 1993. Revenue from KCI's International division was $11.4 million, up 14% from $10.0 million in the prior year quarter. Revenue from the Company's other operating divisions, NuTech, Medical Retro Design and KCI Medical Services increased 18.8% to $18.8 million in the second quarter of 1994 due primarily to increased revenue from NuTech and revenue contributed by Clinical Systems, Inc., which was acquired in June, 1993.

    Rental expenses largely consist of service center facility and personnel costs, regional sales and administrative expenses, advertising and promotion, depreciation of the Company's rental equipment, the cost of the parts and accessories used to maintain the equipment and other related expenses. Rental expenses were 61.0% of total revenue in the second quarter of 1994 compared to 65.1% in the second quarter of 1993. This decrease is primarily attributable to lower depreciation expense as a result of reduced capital expenditures and lower parts expense. Cost of goods sold includes the manufacturing cost of the Company's beds and other products that are sold rather than rented by the Company.

    Gross profit increased 14.6% to $20.9 million in the second quarter of 1994 from $18.3 million in the second quarter of 1993 primarily due to the increase in revenue.

    Selling, general and administrative expenses decreased 5.2% to $12.9 million in the second quarter of 1994 from $13.6 million in the second quarter of 1993. Selling, general and administrative expenses as a percentage of total revenue decreased to 19.0% in the second quarter of 1994 from 21.4% in the second quarter of 1993. This decrease was due primarily to a reduction of bad debt expense.

    Operating income increased 72.0% to $8.0 million in the second quarter of 1994 from $4.7 million in the prior year quarter. This increase is due to an increase in rental and sales revenue as well as a decrease in selling, general and administrative expenses.

    Interest expense in the second quarter of 1994 was relatively constant at $1.6 million. The average interest rate of the Company's debt increased but was offset by a reduction of the principal balance of that debt.

    The Company's effective income tax rate in the second quarter of 1994 was 50.3%, compared to 52.3% in the second quarter of 1993. The effective tax rate for the second quarter of 1994 was lower than the effective rate in 1993 primarily as a result of the cumulative adjustment required in the 1993 quarter to achieve an annual effective rate of 43.3% for 1993.





                                    9 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    During 1994, the cumulative losses allocated to the minority interest holder of Medical Retro Design exceeded the balance of its investment. As a result, the Medical Retro Design second quarter loss was absorbed entirely by the Company.

    Net earnings increased 111.1% to $3.2 million in the second quarter of 1994 from $1.5 million in the second quarter of 1993. Earnings per share increased 133.3% to $0.07 per share from $0.03 per share in the prior year quarter. These increases are primarily due to the increased revenues and more closely controlled expenses as described above.





                                    10 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

First Six Months of 1994 Compared to First Six Months of 1993

    The following table details the Company's Condensed Consolidated Statements of Earnings for the six months ended June 30, 1994 and 1993 and provides the relationship of each item to total revenue and the increase or decrease and percentage change of each line item as compared to the first six months of the prior year (in thousands):

                                                Six Months Ended June 30,
                                ------------------------------------------------------
                                     1994              1993        Increase (decrease)
                                ---------------   ---------------   ------------------
Revenue:
  Service and rental            $119,161    85%   $116,304    87%   $  2,857     3%
  Sales and other                 20,675    15%     17,253    13%      3,422    20%
                                --------   ---    --------   ---    --------
                                 139,836   100%    133,557   100%      6,279     5%

Rental expenses                   86,005    62%     84,017    63%      1,988     2%
Cost of goods sold                10,392     7%      8,408     6%      1,984    24%
                                --------   ---    --------   ---    --------
    Gross profit                  43,439    31%     41,132    31%      2,307     6%

Selling, general and
  administrative expenses         26,243    19%     25,116    19%      1,127     5%
                                --------   ---    --------   ---    --------
    Operating Income              17,196    12%     16,016    12%      1,180     7%

Interest expense                   3,501     2%      3,326     2%        175     5%
                                --------   ---    --------   ---    --------
    Earnings before income
      taxes, minority interest
      and cumulative effect of
      changes in accounting
      principle                   13,695    10%     12,690    10%      1,005     8%

Income taxes                       7,040     5%      5,500     4%      1,540    28%
                                --------   ---    --------   ---    --------
    Earnings before minority
      interest and cumulative
      effect of changes in
      accounting principle         6,655     5%      7,190     6%       (535)   (7%)

Minority interest                     40     -          55     -         (15)    -
Cumulative effect of changes
  in method of accounting
  (Note 2)                           742     -         450     -         292     -
                                --------   ---    --------   ---    --------
    Net earnings                $  7,437     5%   $  7,695     6%   $   (258)   (3%)
                                ========   ===    ========   ===    ========
    Earnings per share before
      cumulative effect         $   0.15          $   0.16          $  (0.01)    -

    Cumulative effect               0.02              0.01              0.01     -
                                --------          --------          --------
    Net earnings per share      $   0.17          $   0.17          $   0.00     -
                                ========          ========          ========
    Weighted shares               43,983            44,848              (865)   (2%)
                                ========          ========          ========


                                    11 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Total revenue in the first six months of 1994 increased by 4.7% to $139.8 million from $133.6 million in the first six months of 1993. Revenue from KCI Therapeutic Services, KCI's domestic specialty patient surface businesses including acute care and alternate care, was $78.4 million, down 2.1% from $80.2 million for the first six months of 1993. Revenue from KCI's International division was $21.4 million, up 6.1% from $20.2 million in the same period of the prior year. Revenue from the Company's other operating divisions, NuTech, Medical Retro Design and KCI Medical Services, was up 20.2% to $40.0 million for this year from $33.3 million primarily due to increased revenue from NuTech and revenue contributed by Clinical Systems, Inc., which was acquired in June, 1993.

       Rental expenses were 61.5% of total revenue in the first six months of 1994 compared to 62.9% in the first six months of 1993, due primarily to lower personnel costs and parts expense. Cost of goods sold includes the manufacturing cost of the Company's beds and other products that are sold rather than rented by the Company.

       Gross profit increased 5.6% to $43.4 million in the first six months of 1994 from $41.1 million in the first six months of 1993 primarily due to the increase in revenue as discussed above.

       Selling, general and administrative expenses increased 4.5% to $26.2 million in the first six months of 1994 from $25.1 million in the first six months of 1993. Selling, general and administrative expenses as a percentage of total revenue remained steady at 18.8% in the first six months of 1994.

       Operating income increased 7.4% to $17.2 million in the first six months of 1994 from $16.0 million in the same period of the prior year. This increase is due to the increase in revenue and the control in the aggregate of rental expenses, cost of goods sold and selling, general and administrative expenses as a percentage of revenue as discussed above.

       Interest expense in the first six months of 1994 increased 5.3% to $3.5 million from $3.3 million in the first six months of 1993 primarily due to an increase in the average interest rate.

       The effective rate of income taxes in the first six months of 1994 was 51.4%, compared to 43.3% in the first six months of 1993. This increase is primarily attributable to higher effective rates for state income and international trade taxes.

       Minority interest in the first six months of 1993 represents losses of Medical Retro Design, Inc. allocated to the minority interest holder. During 1994, the cumulative losses allocated to Medical Retro Design, Inc. exceeded the balance of its investment. As a result, a portion of the losses incurred was absorbed by the Company.

       During the first quarter of 1994, the Company recorded the cumulative effect of a change in accounting principle related to its inventory costing method which resulted in an increase of $742,000, or $0.02 per share.



                                    12 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       During the first quarter of 1993, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of FAS 109 "Accounting for Income Taxes" which resulted in a one-time after-tax increase of $450,000, or $0.01 per share.

       Net earnings decreased 3.3% to $7.4 million in the first six months of 1994 from $7.7 million in the first six months of 1993. Earnings per share remained steady at $0.17 per share in the first six months of 1994.

Financial Condition

    The change in revenue and expenses experienced by the Company during the second quarter of 1994 and other factors resulted in changes to the Company's balance sheet as follows:

    Inventory at June 30, 1994 increased $0.7 million, or 3.5%, to $21.6 million from $20.9 million at December 31, 1993 primarily due to the change in accounting principle as previously discussed.

    Net property, plant and equipment at June 30, 1994 decreased $13.1 million, or 11.6%, to $100.5 million from $113.6 million at December 31, 1993 due to depreciation expense related to dispositions of rental equipment which exceeded the cost of additions to rental equipment.

    Other assets at June 30, 1994 increased $1.4 million, or 16.2%, to $10.3 million from $8.9 million at December 31, 1993. The growth in other assets is primarily due to the increase in restricted cash related to the Company's captive insurance company and deferred patent costs.

    Current installments of long-term obligations increased $4.3 million to $13.2 million at June 30, 1994 from $8.9 million at December 31, 1993 primarily due to the reclassification of certain long-term obligations to current.

    Long-term obligations decreased $14.0 million to $85.6 million at June 30, 1994 from $99.5 million at December 31, 1993 due to repayments made on the Company's credit facility using net cash provided by operating activities and to the reclassification of certain long-term obligations to current.

    ESOP loan, including current installments, at June 30, 1994 decreased $0.7 million from December 31, 1993 due to the repayment of that loan during the first quarter of 1994.

    During 1994, the Company retired 1,541,876 shares of common stock held as treasury shares with par value of $0.001 per share which resulted in a $8.5 million decline in additional paid-in capital and treasury stock.





                                    13 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Market Trends

    During 1993, the introduction of the American Health Security Act and a variety of competing legislative proposals created a national debate about health care reform. However, attempts to reduce our nation's health care costs did not begin in 1993. For the past decade, the health care industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. Prior to 1983, health care providers lived in a "cost plus" environment which did not require that cost effectiveness or patient outcomes be accurately measured. In 1983, Congress created the "DRG" system under which Medicare reimbursement was based upon an individual patient's diagnosis rather than the actual cost incurred by a hospital to treat the patient. In addition, the manner in which health care providers were reimbursed for their capital costs, including the cost of buying or renting the Company's products, has been significantly limited over the past ten years. In general, the focus of these regulations has been to increase health care providers' awareness of the importance of cost effectiveness, managing patient outcomes and treating patients in the lowest cost environment which is appropriate. Further regulatory changes which will impact the health care industry loom on the horizon. Although specific legislative proposals are being debated in both the United States House of Representatives and Senate, it is uncertain which of the health care reform proposals, if any, will be enacted. In any event, however, it is apparent that the health care industry in the 1990's will be required to become more cost effective than it is today and further improve patient outcomes. The reimbursement which the Company receives for its products may be affected as a result of health care reform.

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





                                    14 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Legal Proceedings

    On September 3, 1991, the Company filed a lawsuit against SSI Medical Services, Inc. in the United States District Court for the Western District of Texas. The defendant is the Company's principal competitor in the specialty bed market. The suit alleges that the defendants have marketed a product which infringes several patents held by the Company and seeks injunctive relief as well as actual and exemplary damages. Discovery in the suit was substantially completed in the second quarter. Trial has been set for late August of 1994. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that the award of significant damages in the suit is likely.

    On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse, which is marketed by KCI New Technologies, Inc. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of subsidiary claims. The Plaintiff seeks injunctive relief and monetary damages. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not result in a material impact on the Company's operations or financial condition.

Liquidity and Capital Resources

    During the second quarter of 1994, the Company generated net cash provided by operating activities of $27.8 million compared to $28.3 million in the prior year quarter. The Company believes that net cash provided by operations during the next twelve month period will be sufficient to provide for new investments in equipment and reduction of the Company's debt under its credit agreement.

    At June 30, 1994, cash and cash equivalents totaling $15.7 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement permits borrowings of up to $130.0 million, $37.0 million of which was available at June 30, 1994.

    At June 30, 1994, the Company was committed to purchase approximately $1.8 million of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.





                                    15 of 17

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 Annual Meeting of the Shareholders of Kinetic Concepts, Inc. was held at 9:00 a.m. on May 10, 1994. The following matters were acted upon by the shareholders at the annual meeting:

       1. Sam A. Brooks, Frank A. Ehmann, James R. Leininger, M.D., Peter A. Leininger, M.D. and Bernhard T. Mittemeyer, M.D. were each elected to serve as Directors of the Company until the 1995 Annual Meeting of Shareholders and until their successors were duly elected and qualified. With respect to Mr. Brooks' election, there were 41,381,536 votes for approval and 116,974 votes against approval. With respect to Mr. Ehmann's election, there were 41,173,159 votes for approval and 115,001 votes against approval. With respect to Dr. James Leininger's election, there were 41,170,799 votes for approval, 327,711 votes against approval, no abstentions and no broker nonvotes. With respect to Dr. Peter Leininger's election, there were 41,173,309 votes for approval and 325,201 votes against approval. With respect to Dr. Mittemeyer's election there were 41,392,007 votes for approval and 101,785 votes against approval. No shareholders abstained in the election of the directors and there were no broker nonvotes.

       2. The appointment of KPMG Peat Marwick as the Company's auditors for 1994 was approved. There were 41,403,018 votes for approval, 40,275 votes against approval, 50,499 abstentions and no broker nonvotes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

            A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

              EXHIBIT             BY REFERENCE        DESCRIPTION
              -------             ------------        -----------
                15                Filed herewith      Letter from KPMG
                                                      Peat Marwick dated
                                                      August 12, 1994


       (b)  REPORTS ON FORM 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                    16 of 17

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                KINETIC CONCEPTS, INC.
                (REGISTRANT)


                By:  /s/ JAMES R. LEININGER, M.D.
                     James R. Leininger, M.D.,
                     Chairman of the Board,
                     President & Chief Executive Officer


                By:  /s/ BIANCA A. RHODES
                     Bianca A. Rhodes
                     Senior Vice President and
                     Chief Financial Officer


Date:  August 12, 1994





                                    17 of 17

                                 EXHIBIT INDEX


              EXHIBIT             BY REFERENCE        DESCRIPTION
              -------             ------------        -----------
                15                Filed herewith      Letter from KPMG
                                                      Peat Marwick dated
                                                      August 12, 1994