Form 10-Q
period 1994-09-30
KINETIC CONCEPTS INC /TX/
filed 1994-11-15
CIK 831967

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number  1-9913


                            KINETIC CONCEPTS, INC.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                        74-1891727
- - - ---------------------------------         ------------------------------------
  (State of incorporation)                (I.R.S. Employer Identification No.)


  8023 Vantage Drive
  San Antonio, Texas  78230                            210/524-9000
- - - ---------------------------------         ------------------------------------
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

           Common Stock:  43,845,670 shares as of September 30, 1994

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                    September 30,
                                                       1994        December 31,
                                                    (Unaudited)        1993
                                                   --------------  ------------
Assets
Current assets:
  Cash and cash equivalents                           $ 78,482       $ 10,280
  Accounts receivable, net                              62,047         63,872
  Refundable income taxes                                 -             3,712
  Finance lease receivables, current                     7,495          6,659
  Inventories                                           19,063         20,902
  Notes receivable, current, net                         6,092           -
  Prepaid expenses                                       5,984          4,709
                                                      --------       --------
      Total current assets                             179,163        110,134
                                                      --------       --------

Net property, plant and equipment                       54,720        113,602
Finance lease receivables, net of current                5,193          7,073
Notes receivable, net of current and allowance           3,760           -
Goodwill, net                                           15,842         44,859
Other assets, net                                        8,384          8,905
Deferred income tax benefit                              9,357           -
                                                      --------       --------
                                                      $276,419       $284,573
                                                      ========       ========

Liabilities and Capital Accounts
Current liabilities:
  Note payable                                        $  3,288       $  2,144
  Current installments of long-term obligations          2,656          8,872
  Current installments of capital lease obligations         83          2,955
  Current installments of ESOP loan                       -               359
  Accounts payable                                       5,197          7,751
  Accrued expenses                                      34,420         24,499
  Income taxes payable                                  49,878          2,647
                                                      --------       --------
      Total current liabilities                         95,522         49,227
                                                      --------       --------

Long-term obligations, net of current installments       2,350         99,533
Capital lease obligations,
  net of current installments                               71          2,060
ESOP loan, net of current installments                    -               296
Deferred income taxes                                     -             7,710
                                                      --------       --------
                                                        97,943        158,826
                                                      --------       --------
Minority interest                                         -                40
                                                      --------       --------
Common stock; issued, at par, 43,965 in 1994 and
  45,501 in 1993                                            44             46
Additional paid-in capital                              10,316         18,803
Retained earnings                                      168,825        117,685
Cumulative foreign currency translation adjustment        (184)        (1,602)
Treasury stock; common, at cost, 120 shares in
  1994 and 1,542 shares in 1993                           (477)        (8,510)
Loan to ESOP                                              -              (655)
Notes receivable from officers                             (48)           (60)
                                                      --------       --------
      Total equity                                     178,476        125,707
                                                      --------       --------
                                                      $276,419       $284,573
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                                    2 of 21

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Earnings
                     (in thousands, except per share data)
                                  (Unaudited)

                                       Three months ended     Nine months ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                         1994      1993        1994     1993
                                       --------  --------    --------  --------
Revenue:
  Service and rental                   $ 58,629  $ 57,942    $177,790  $174,246
  Sales and other                        11,610     9,861      32,285    27,114
                                       --------  --------    --------  --------
Total revenue                            70,239    67,803     210,075   201,360
                                       --------  --------    --------  --------

Rental expenses                          39,162    42,988     125,167   127,004
Cost of goods sold                        6,112     5,359      16,504    13,767
                                       --------  --------    --------  --------
                                         45,274    48,347     141,671   140,771
                                       --------  --------    --------  --------
    Gross profit                         24,965    19,456      68,404    60,589
Selling, general and
  administrative expenses                14,631    14,151      40,874    39,268
Unusual items (Note 4)                  (82,868)     -        (82,868)     -
                                       --------  --------    --------  --------

    Operating earnings                   93,202     5,305     110,398    21,321
Interest expense                          1,976     1,809       5,477     5,135
                                       --------  --------    --------  --------
    Earnings before income taxes,
      minority interest and
      cumulative effect of changes       91,226     3,496     104,921    16,186
      in accounting principle            42,585     2,355      49,625     7,855
                                       --------  --------    --------  --------

Income taxes
    Earnings before minority
      interest and cumulative
      effect of changes in
      accounting principle               48,641     1,141      55,296     8,331

Minority interest in subsidiary loss       -          183          40       238
Cumulative effect of changes in
  method of accounting (Note 2)            -         -            742       450
                                       --------  --------    --------  --------
    Net earnings                       $ 48,641  $  1,324    $ 56,078  $  9,019
                                       ========  ========    ========  ========

    Earnings per common and
      common equivalent share:
        Earnings before cumulative
          effect of changes in
          accounting principle         $   1.10  $   0.03    $   1.25  $   0.19
        Cumulative effect of changes
          in method of accounting
          (Note 2)                          -         -          0.02      0.01
                                       --------  --------    --------  --------
        Earnings per share             $   1.10  $   0.03    $   1.27  $   0.20
                                       ========  ========    ========  ========
    Shares used in earnings
      per share computations             44,053    44,127      44,006    44,607
                                       ========  ========    ========  ========



See accompanying notes to condensed consolidated financial statements.

                                    3 of 21

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                         Nine months ended
                                                                            September 30,
                                                                     ----------------------
Cash flows from operating activities:                                   1994          1993
                                                                     --------      --------
  Net earnings                                                       $ 56,078      $  9,019
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                    28,985        32,581
      Other amortization, net                                           2,848         3,186
      Provision for uncollectible accounts receivable                     284         4,099
      Provision for taxes on KCIMS disposition                         12,600          -
      Noncash portion of unusual items                                 32,616          -
      Noncash portion of KCIMS disposition                             (8,757)         -
      Change in assets and liabilities net of effect
        from purchase of subsidiaries and unusual items:
           Increase in accounts receivable                                (49)          (79)
           Decrease in refundable income taxes                          3,712          -
           Decrease in notes receivable                                    12          -
           Increase in inventories                                     (1,648)       (1,314)
           Increase in prepaid expenses                                (1,275)       (1,948)
           Decrease (increase) in other assets                            936          (396)
           Increase (decrease) in accounts payable                     (2,521)        1,223
           Increase in accrued expenses                                 7,009         2,379
           Decrease in income taxes payable                           (21,574)       (3,695)
           Increase (decrease) in deferred income taxes                 7,371        (1,193)
                                                                     --------      --------
              Net cash provided by operating activities               116,627        43,862
                                                                     --------      --------

Cash flows from investing activities:
  Additions to property, plant, and equipment                         (10,706)      (26,442)
  Increase (decrease) in inventory to be converted into
    equipment for short-term rental                                     3,650        (1,800)
  Dispositions of property, plant, and equipment                        3,652         1,750
  Businesses acquired in purchase transactions, net of cash acquired     -           (4,127)
  Proceeds from sale of KCIMS division                                 65,300          -
  Decrease (increase) in finance lease receivables                      1,044          (600)
  Increase in other assets                                               (966)       (4,033)
                                                                     --------      --------
              Net cash provided (used) by investing activities         61,974       (35,252)
                                                                     --------      --------

Cash flows from financing activities:
  Borrowings (repayments) of note payable and long-term obligations  (102,244)        7,500
  Repayments of capital lease obligations                              (2,347)       (2,503)
  Proceeds from the exercise of stock options                              22           622
  Minority interest in subsidiary loss, net                               (40)          362
  Purchase of treasury stock                                             (477)       (2,448)
  Payments for retirement of preferred stock                             -           (3,442)
  Cash dividends paid to shareholders                                  (4,938)       (5,014)
  Other                                                                  (752)          (63)
                                                                     --------      --------
              Net cash used by financing activities                  (110,776)       (4,986)
                                                                     --------      --------
Effect of exchange rate changes on cash and cash equivalents              377          (396)
                                                                     --------      --------
Net increase in cash and cash equivalents                              68,202         3,228
Cash and cash equivalents beginning of year                            10,280         6,963
                                                                     --------      --------
Cash and cash equivalents end of period                              $ 78,482      $ 10,191
                                                                     ========      ========

                                    4 of 21

                                                                        Nine months ended
                                                                           September 30,
                                                                     ----------------------
                                                                       1994          1993
                                                                     --------      --------
Supplemental disclosure of cash flow information:
  Cash paid during the first nine months for:
     Interest                                                        $  5,042      $  5,399
     Income taxes                                                      13,644         6,539

See accompanying notes to condensed consolidated financial statements.





                                    5 of 21

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

(2)  ACCOUNTING CHANGES

     On January 1, 1994, the Company changed its method of applying overhead to inventory. Historically, a single labor overhead rate and a single materials overhead rate were used in valuing ending inventory. Labor overhead was applied as labor was incurred while materials overhead was applied at the time of shipping. During 1993, the Company completed a study to more precisely determine the labor overhead which should be applied to specific products, parts and accessories which resulted in the adoption of four separate labor overhead pools, and the application of materials overhead upon the receipt of the materials.

     The Company believes that the change in the application of this accounting principle is preferable because it more accurately assigns overhead costs to the products, parts and accessories which benefit from the related activities and thus improves the matching of costs with revenues in reporting operating results.

     The change in the application of this accounting principle resulted in an increase in net earnings of $742,000 (after reduction of income taxes of $455,000), or $0.02 per share, which reflects the cumulative effect of this change for the periods prior to January 1, 1994. The proforma effects of the retroactive application of the change in accounting principle have not been disclosed because the effects cannot be reasonably estimated. The effect of the change for the three and nine-month periods ended September 30, 1994 on the results of operations before the cumulative effect of the change is not material.

     During the first quarter of 1993, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of FAS 109 "Accounting for Income Taxes" which resulted in a one-time after-tax increase of $450,000, or $0.01 per share.





                                    6 of 21

(3)  INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                                 September 30,    December 31,
                                                 -------------    ------------
                                                     1994             1993
                                                   -------          -------
     Finished goods                                $ 7,594          $ 5,902
     Work in process                                 2,210            1,546
     Raw materials, supplies and parts              14,109           21,954
                                                   -------          -------
                                                    23,913           29,402
     Less amounts expected to be
       converted into equipment for
       short-term rental                            (4,850)          (8,500)
                                                   -------          -------
                                                   $19,063          $20,902
                                                   =======          =======


(4)  UNUSUAL ITEMS

     The following is a summary of unusual items (in thousands):

     SSI settlement, net of legal fees     $81,596
     Gain from KCIMS sale (Note 5)           8,121
     Miscellaneous                          (6,849)
                                           -------
       Unusual items in operating income   $82,868
                                           =======

     During the third quarter of 1994, the Company recorded a benefit from an unusual item related to the settlement of a patent infringement lawsuit with Support Systems International, Inc. (SSI). The settlement was $84.75 million. Net of legal expenses, this transaction added $81.6 million of pre-tax income to the 1994 results.

     The Company recorded certain other unusual items, primarily planned dispositions of under-utilized rental assets and over-stocked inventories which had a negative impact on operating earnings of $6.8 million.

(5)  SALE OF KCI MEDICAL SERVICES DIVISION
     (in thousands)

     On September 30, 1994, KCI Therapeutic Services, Inc. ("KCTS"), a wholly-owned subsidiary of the Company, sold certain assets (the "Assets") used exclusively by KCTS' Medical Services Division (the "Medical Services Division") to MEDIQ/PRN Life Support Services-I, Inc. ("Buyer") under an Asset Purchase Agreement. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, the Buyer acquired the Assets and assumed certain liabilities of the Medical Services Division. The sales price was approximately $84,093. In conjunction with the sale, KCTS and its affiliates agreed not to rent or distribute certain critical care and life support equipment for 5 years.


                                    7 of 21

     Gross proceeds included a cash payment of approximately $65,300 and promissory notes in the aggregate principal amount of $18,792. Currently, the net proceeds of the sale for accounting purposes are estimated to be approximately $72,817, as follows:

           Cash                           $65,300
           Note  receivable (A)             4,361
           Notes receivable (B)             3,183
           Note  receivable (C)             2,308
                                          -------
                                          $75,152

           Fees and commissions            (2,335)
                                          -------
           Net proceeds                   $72,817
                                          =======

The discounting of the various notes receivable for accounting purposes are described below:

           Note receivable (A): $5,836, interest payable at 0%, due in 10 equal monthly installments beginning 90 days from closing. Discounted at 11% with a 20% valuation allowance.

           Notes receivable (B): $10,000, interest payable quarterly at 10% after an 18 month grace period, principal due 5 years from closing. Discounted at 17% with a 50% valuation allowance.

           Note receivable (C): $2,957, interest payable at 8%, interest and principal due in equal installments beginning 90 days after closing with final payment due 1 year from closing. Discounted at 12% with a 20% valuation allowance.

     In addition, the Asset Purchase Agreement includes a provision for a post-closing adjustment which may result in a reimbursement to the Buyer for a portion of the purchase price. The adjustment occurs if actual inventory, or equipment levels are found to be lower than specified levels. Interest accrues at the rate of 8% on any required payment. The Company does not anticipate that a liability will result from this post-closing adjustment calculation.

     Revenue, net earnings and earnings per share attributable to the Medical Services Division, for all periods presented, is as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                                -----------------        -----------------
                                  1993      1994           1993      1994
                                -------   -------        -------   -------
     Revenue                    $14,439   $14,067        $41,982   $44,608
     Net Earnings (Loss)           (187)   (5,129)           229    (3,106)
     Earnings per share (Loss)    $0.00    ($0.12)         $0.01    ($0.07)
     Shares used                 44,127    44,053         44,607    44,006





                                    8 of 21

     Assuming the sale was consummated as of the beginning of each fiscal period presented, Pro forma operating results of the Company would be:

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                -----------------        -----------------
                                  1993      1994           1993     1994
                                -------   -------        -------  --------
     Revenue                    $53,364   $56,172        $159,378   $165,467
     Net Earnings (Loss)         (2,165)   49,152           6,720     57,556
     Earnings per share (Loss)    $0.05     $1.12           $0.15      $1.31
     Shares used                 44,127    44,053          44,607     44,006

(6)  INCOME TAXES

     As discussed in Note 4, the Company recorded several unusual items during the period which had significant tax effects. Income tax expense attributable to unusual items consists of the following:

                                         Current      Deferred     Total
                                         -------      --------     -----
     SSI settlement                      $31,455      $  -        $31,455
     Sale of KCI Medical Services         20,000       (8,400)     12,600
     Miscellaneous accruals and
       adjustments                        (2,078)        -         (2,078)
                                         -------      -------     -------
                                         $49,377      $(8,400)    $40,977
                                         =======      =======     =======

     The current tax payable related to the sale of KCI Medical Services reflects the write-off of unamortized goodwill which is not deductible for income tax purposes.

     In addition, the year-to-date effective tax rate for 1994 was 47.3% compared to 48.5% for 1993. The decrease is primarily attributable to the recognition of foreign tax credits and net operating losses of Medical Retro Design, Inc.

(7)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                          -----------------    ---------------
                                           1994       1993      1994     1993
                                          ------     ------    ------   ------
     Average outstanding common shares    43,866     43,926    43,914   44,119
     Average common equivalent shares-
       dilutive effect of option shares      187        201        92      488
                                          ------     ------    ------   ------
     Shares used in earnings
       per share computations             44,053     44,127    44,006   44,607
                                          ======     ======    ======   ======





                                    9 of 21

     Earnings per common and common equivalent share are computed by dividing net earnings (after deducting preferred stock dividends and accretion) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method). Earnings per share computed on a fully-diluted basis is not presented because it is not significantly different from earnings per share computed on a primary basis.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company is party to several lawsuits generally incidental to its business and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not result in any material additional liability to the Company.

     At September 30, 1994, the Company was committed to purchase approximately $1.8 million of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.





                                    10 of 21

                          Independent Auditors' Report



The Board of Directors
Kinetic Concepts, Inc.:

We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1994 and 1993. These consolidated condensed financial statements are the responsibility of the Company's management.

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



                                       KPMG PEAT MARWICK LLP



San Antonio, Texas
October 28, 1994





                                    11 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter of 1994 Compared to Third Quarter of 1993

    The following table details the Company's Condensed Consolidated Statements of Earnings for the quarters ended September 30, 1994 and 1993 and provides the relationship of each item to total revenue and the increase or decrease and percentage change of each line item as compared to the third quarter of the prior year (in thousands):

                                           Three Months Ended September 30,
                                ------------------------------------------------------
                                     1994              1993         Increase (decrease)
                                ---------------   ---------------   ------------------
Revenue:
  Service and rental            $ 58,629   83.5%  $ 57,942   85.5%   $    687     1.2%
  Sales and other                 11,610   16.5%     9,861   14.5%      1,749    17.7%
                                --------  -----   --------  -----    --------
                                  70,239  100.0%    67,803  100.0%      2,436     3.6%

Rental expenses                   39,162   55.8%    42,988   63.4%     (3,826)   (8.9%)
Cost of goods sold                 6,112    8.7%     5,359    7.9%        753    14.1%
                                --------  -----   --------  -----    --------

    Gross profit                  24,965   35.5%    19,456   28.7%      5,509    28.3%

Selling, general and
  administrative expenses         14,631   20.8%    14,151   20.9%        480    (3.4%)
Unusual items                     82,868  118.0%      -        -       82,868
                                --------  -----   --------  -----    --------

    Operating Earnings            93,202  132.7%     5,305    7.8%     87,897  1656.9%

Interest expense                   1,976    2.8%     1,809    2.6%        167     9.2%
                                --------  -----   --------  -----    --------

    Earnings before income taxes
      and minority interest       91,226  129.9%     3,496    5.2%     87,730  2509.4%

Income taxes                      42,585   60.6%     2,355    3.5%     40,230  1708.3%
                                --------  -----   --------  -----    --------

    Earnings before minority
      interest                    48,641   69.3%     1,141    1.7%     47,500  4163.0%

Minority interest in subsidiary
  loss                              -        -         183    0.3%       (183)    -
                                --------  -----   --------  -----    --------

    Net earnings                $ 48,641   69.3%  $  1,324    2.0%   $ 47,317  3573.8%
                                ========  =====   ========  =====    ========
    Earnings per share before
      unusual items             $   0.17          $   0.03           $   0.14     -

    Unusual items                   0.93               -                 0.93     -
                                --------          --------           --------
    Earnings per share          $   1.10          $   0.03           $   1.07  3566.7%
                                ========          ========           ========
    Weighted shares               44,053            44,127                (74)
                                ========          ========           ========

                                    12 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Total revenue in the third quarter of 1994 increased by 3.6% to $70.2 million from $67.8 million in the third quarter of 1993. Revenue from KCI Therapeutic Services, KCI's domestic specialty patient surface businesses including acute care and alternate care, was $38.8 million, down 1.9% from the third quarter of 1993. Revenue from KCI's International division was $12.5 million, up 28.9% from $9.7 million in the prior-year quarter. Revenue from the Company's other operating divisions increased 58.7% to $4.9 million in the third quarter of 1994 related primarily to NuTech. Revenue from the KCI Medical Services Division was $14.1 million for the three month period. The Company sold substantially all of the operating assets related to the KCI Medical Services Division effective September 30, 1994.

    Rental expenses largely consist of service center facility and personnel costs, regional sales and administrative expenses, advertising and promotion, depreciation of the Company's rental equipment, the cost of the parts and accessories used to maintain the equipment and other related expenses. Rental expenses were 55.8% of total revenue in the third quarter of 1994 compared to 63.4% in the third quarter of 1993. This decrease is primarily attributable to reduced depreciation expense as well as lower field personnel costs.
Management believes depreciation expense in the fourth quarter will remain below historical levels, however, certain new product investments are expected in 1995. Cost of goods sold includes the manufacturing cost of the Company's beds and other products that are sold rather than rented by the Company.

    Gross profit increased 28.3% to $25.0 million in the third quarter of 1994 from $19.5 million in the third quarter of 1993 due to both the increase in revenue and decrease in rental expenses.

    Selling, general and administrative expenses increased 3.4% to $14.6 million in the third quarter of 1994 from $14.1 million in the third quarter of 1993. Because of higher revenue in the quarter, selling, general and administrative expenses as a percentage of total revenue dropped slightly to 20.8% in the third quarter of 1994 from 20.9% in the third quarter of 1993. Third quarter 1994 selling, general and administrative expenses included approximately $1.3 million in non-recurring accruals related primarily to insurance and professional fees.

    Unusual items included two significant events: (i) settlement of a patent infringement suit with Support System International, Inc. for $81.6 million net of legal fees and before taxes and (ii) sale of the Company's Medical Services Division to MEDIQ Incorporated, effective September 30, 1994 for a pre-tax gain of $8.1 million. In addition, the Company recorded certain other unusual items, primarily planned dispositions of under-utilized rental assets and over-stocked inventories which had a negative impact on operating earnings of $6.8 million. The net after-tax impact of these three unusual items was $41.1 million or $0.93 per share. The effective income tax rate on the above items approximated 50% due substantially to the write-off of unamortized goodwill associated with the Medical Services Division which, for income tax purposes, is not deductible.

    Operating earnings increased to $93.2 million in the third quarter of 1994 from $5.3 million in the prior-year quarter. This increase is primarily due to the unusual items described above.

                                    13 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Given the significant cash inflows during the period and the related pay-down of long term obligations, management expects to realize net interest income for the last quarter of 1994. Net interest expense for the three months ended September 30, 1994 was $1,976.

    The Company's effective income tax rate in the third quarter of 1994 was 46.7%, compared to 67.4% in the third quarter of 1993. The effective tax rate for the third quarter of 1994 was lower than the effective rate in 1993 primarily as a result of the recognition of the net operating loss of Medical Retro Design, Inc. and recognition of foreign tax credits.

    During 1994, the cumulative losses allocated to the minority interest holder of Medical Retro Design exceeded the balance of its investment. As a result, the Medical Retro Design third quarter loss was absorbed entirely by the Company.

    Net earnings increased to $48.6 million in the third quarter of 1994 from $1.3 million in the third quarter of 1993. Earnings per share increased to $1.10 per share from $0.03 per share in the prior year quarter. These increases are primarily due to the unusual items as described above.





                                    14 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

First Nine Months of 1994 Compared to First Nine Months of 1993

    The following table details the Company's Condensed Consolidated Statements of Earnings for the nine months ended September 30, 1994 and 1993 and provides the relationship of each item to total revenue and the increase or decrease and percentage change of each line item as compared to the first nine months of the prior year (in thousands):

                                           Nine Months Ended September 30,
                                ------------------------------------------------------
                                     1994              1993        Increase (decrease)
                                ---------------   ---------------  -------------------
Revenue:
  Service and rental            $177,790   84.6%  $174,246   86.5%  $  3,544     2.0%
  Sales and other                 32,285   15.4%    27,114   13.5%     5,171    19.1%
                                --------  -----   --------  -----   --------
                                 210,075  100.0%   201,360  100.0%     8,715     4.3%

Rental expenses                  125,167   59.6%   127,004   63.1%    (1,837)   (1.4%)
Cost of goods sold                16,504    7.8%    13,767    6.8%     2,737    19.9%
                                --------  -----   --------  -----   --------

    Gross profit                  68,404   32.6%    60,589   30.1%     7,815    12.9%

Selling, general and
  administrative expenses         40,874   19.5%    39,268   19.5%     1,606     4.1%
Unusual items                     82,868   39.4%      -        -      82,868
                                --------  -----   --------  -----   --------

    Operating Earnings           110,398   52.5%    21,321   10.6%    89,077   417.8%

Interest expense                   5,477    2.6%     5,135    2.5%       342     6.7%
                                --------  -----   --------  -----   --------
    Earnings before income
      taxes, minority interest
      and cumulative effect of
      changes in accounting
      principle                  104,921   49.9%    16,186    8.1%    88,735   548.2%

Income taxes                      49,625   23.6%     7,855    3.9%    41,770   531.8%
                                --------  -----   --------  -----   --------
    Earnings before minority
      interest and cumulative
      effect of changes in
      accounting principle        55,296   26.3%     8,331    4.2%    46,965   563.7%

Minority interest                     40     -         238    0.1%      (198)     -
Cumulative effect of changes
  in method of accounting            742    0.4%       450    0.2%       292      -
                                --------  -----   --------  -----   --------

    Net earnings                $ 56,078   26.7%  $  9,019    4.5%  $ 47,059   521.8%
                                ========  =====   ========  =====   ========

    Earnings per share before
      unusual items and
      cumulative effect         $   0.32          $   0.19          $   0.13      -
    Unusual items                   0.93               -                0.93      -
    Cumulative effect               0.02              0.01              0.01      -
                                --------          --------          --------
    Net earnings per share      $   1.27          $   0.20          $   1.07   535.0%
                                ========          ========          ========
    Weighted shares               44,006            44,607              (601)
                                ========          ========          ========

                                    15 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Total revenue in the first nine months of 1994 increased by 4.3% to $210.0 million from $201.4 million for the first nine months of 1993. Revenue from KCI Therapeutic Services, KCI's domestic specialty patient surface business including acute care and alternate site care, was $117.2 million, down 2.0% from $119.6 million for the first nine months of 1993. Revenue from KCI's International division was $33.9 million, up 13.5% from $29.9 million in the same period of the prior year. Revenue from the Company's other operating divisions was up 84.8% to $12.5 million for this year from $6.8 million related primarily to NuTech. Revenue from the KCI Medical Services Division, disposed on September 30, 1994, was $44.6 million for the nine month period.

       Rental expenses were 59.6% of total revenue in the first nine months of 1994 compared to 63.1% in the first nine months of 1993, due primarily to lower personnel costs and rental equipment depreciation expense. Cost of goods sold includes the manufacturing cost of the Company's beds and other products that are sold rather than rented by the Company.

       Gross profit increased 12.9% to $68.4 million in the first nine months of 1994 from $60.6 million in the first nine months of 1993 due to the increase in revenue as discussed above.

       Selling, general and administrative expenses increased 4.0% to $40.9 million in the first nine months of 1994 from $39.3 million in the first nine months of 1993. The majority of the increase relates to an increase in insurance expense and posting of additional accruals. Selling, general and administrative expenses as a percentage of total revenue remained steady at 19.5% in the first nine months of 1994.

       Unusual items included two significant events: (i) settlement of a patent infringement suit with Support Systems International, Inc. for $81.6 million net of legal fees and before taxes and (ii) sale of the Company's Medical Services Division to MEDIQ Incorporated, effective September 30, 1994 for $8.1 million. In addition, the Company recorded certain other unusual items, primarily planned dispositions of under-utilized rental assets and over-stocked inventories which had a negative impact of $6.8 million. The net after-tax impact of these three unusual items was $41.1 million or $0.93 per share. The effective income tax rate on the above items approximated 50% due substantially to the write-off of unamortized goodwill associated with the Medical Services Division which, for income tax purposes, is not deductible.

       Operating earnings increased 418% to $110.4 million in the first nine months of 1994 from $21.3 million in the same period of the prior year. This increase is due substantially to the unusual items described above. In addition, the increase in revenue and the reduction of rental expenses contributed towards the increase in operating earnings.

       The effective rate of income taxes in the first nine months of 1994 was 47.3%, compared to 48.5% in the first nine months of 1993. This decrease is primarily attributable to recognition of deferred tax assets for foreign tax credits and the Medical Retro Design, Inc. net operating loss.




                                    16 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Minority interest in the first nine months of 1993 represents losses of Medical Retro Design, Inc. allocated to the minority interest holder. During 1994, the cumulative losses allocated to Medical Retro Design, Inc. exceeded the balance of the minority interest investment. As a result, a portion of the losses incurred was absorbed by the Company.

       During the first quarter of 1994, the Company recorded the cumulative effect of a change in accounting principle related to its inventory costing method which resulted in an earnings increase of $742,000, or $0.02 per share.

       During the first quarter of 1993, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of FAS 109 "Accounting for Income Taxes" which resulted in a one-time after-tax increase of $450,000, or $0.01 per share.

       Net earnings increased 522% to $56.1 million in the first nine months of 1994 from $9.0 million in the first nine months of 1993. Earnings per share increased 535% to $1.27 in the first nine months of 1994 compared to $0.20 in the first nine months of 1993. Excluding the above-mentioned unusual items, net earnings year-to-date would have been $14.9 million or $0.34 per share.

Financial Condition

    The impact of the unusual items, as well as the change in revenue and expenses experienced by the Company during the third quarter of 1994, resulted in changes to the Company's balance sheet as follows:

    Cash at September 30, 1994 increased $68.2 million, or 663% to $78.5 million from $10.3 million at December 31, 1993 primarily due to the $150 million received in conjunction with the settlement of the patent infringement suit and the sale of KCI Medical Services. Approximately $82 million of the total proceeds was used to repay borrowings under the Company's revolving credit and term loan agreement. Overall, long-term obligations decreased $97.2 million to $2.4 million at September 30, 1994 from $99.5 million at December 31, 1993.

    Net property, plant and equipment at September 30, 1994 decreased $58.9 million, or 51.8%, to $54.7 million from $113.6 million at December 31, 1993 due to the sale of certain assets and liabilities of the KCI Medical Services Division.

    Goodwill at September 30, 1994 decreased $29.0 million, or 183%, to $15.8 million from $44.9 million at December 31, 1993 primarily due to the write-off of KCI Medical Services goodwill as part of the sale.

    Income taxes payable at September 30, 1994 increased $47.2 million, or 17.8%, to $49.9 million from $2.6 million at December 31, 1993 due to the earnings/gains resulting from the settlement of the patent infringement suit and the sale of the KCI Medical Services Division.

    During 1994, the Company has retired 1,541,876 shares of common stock held as treasury shares with par value of $0.001 per share which resulted in a $8.5 million decline in additional paid-in capital and treasury stock.

                                    17 of 21

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Other items impacted by the sale of KCI Medical Services and Clinical Systems assets include notes receivable, deferred federal income taxes, capital lease obligations, and accrued expenses.

Market Trends

    For the past decade, the healthcare industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. This pressure intensified in 1993 as our nation debated healthcare reform. Although the results of the recent elections would seem to indicate that comprehensive reform of our healthcare system is not likely at this time, it is apparent that the healthcare industry in the 1990's will be required to become more cost effective than it is today and further improve patient outcomes.

    Since 1987, the Company has been positioning itself to remain competitive in an environment which demands accountability for patient outcomes at a lower cost. The Company's Therapeutic Service's division offers the most complete continuum of products in the industry and controls overall patient costs by allowing the healthcare provider to match the needs of a particular patient with the appropriate product and therapy. The Company has also made significant investments in medical studies which demonstrate the clinical efficacy and cost effectiveness of its products. Over the past several years, the Company has entered into a number of partnering arrangements with its customers which allow its customers to obtain state of the art medical technology while at the same time lowering their overall costs. The Company believes that these types of arrangements will be necessary in order to succeed in the healthcare industry in the 1990's.

    The Company also maintains the largest national accounts portfolio in the specialty bed industry and expects to benefit from further consolidation of providers and buying groups. At the same time, as shifts in reimbursement policy have tended to move patients into lower cost environments, the Company has continued to focus new efforts on the extended care and home care markets.

    Since 1987, U.S. healthcare expenditures have grown 90% to $942.5 billion. Estimated U.S. healthcare expenditures are expected to exceed one trillion dollars in 1994. While future performance cannot be assured, the Company believes that it is well positioned to compete in the dynamic healthcare marketplace.





                                    18 of 21

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

    During the third quarter of 1994, the Company settled its lawsuit against SSI Medical Services, Inc. for $84.75 million. Net of expenses, the Company realized $81.6 million, before taxes, from the settlement.

Liquidity and Capital Resources

    During the first nine months of 1994, the Company generated net cash provided by operating activities of $116.6 million compared to $43.9 million during the first nine months of 1993. Net of unusual items, year-to-date cash flow provided by operations would have been $48.0 million. The Company believes that net cash provided by operations during the next twelve month period will be sufficient to provide for new investments in equipment and any working capital needed during the period.

    At September 30, 1994, cash and cash equivalents totaling $78.5 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement permits borrowings of up to $45.0 million, all of which was available at September 30, 1994.

    At September 30, 1994, the Company was committed to purchase approximately $1.8 million of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.





                                    19 of 21

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

            A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:


              EXHIBIT             BY REFERENCE        DESCRIPTION
              -------             ------------        -----------
                15                Filed herewith      Letter from KPMG
                                                      Peat Marwick LLP dated
                                                      November 14, 1994

                27                Filed herewith      Financial Data Schedule

                99.1              Filed herewith      Agreed Final Judgment,
                                                      dated September 19, 1994,
                                                      Kinetic Concepts, Inc.,
                                                      Plaintiff, v. Support
                                                      Systems International,
                                                      Inc. and SSI Medical
                                                      Services, Inc.
                                                      Defendants

                99.2              Filed herewith      Proforma Condensed
                                                      Divested Statement of
                                                      Earnings for the nine
                                                      months ended September
                                                      30, 1994



       (b)  REPORTS ON FORM 8-K    NONE

            The Company filed a Form 8-K on October 17, 1994 with respect to the sale of its Medical Services Division. This filing included the following financial statements: (i) Pro Forma Condensed Divested Balance Sheet dated June 30, 1994, (ii) Statement of Earnings for the six months ended June 30, 1994, (iii) Statement of Earnings for the year ended December 31, 1993 and (iv) Notes to Pro Forma Condensed Divested Financial Statements.





                                    20 of 21

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


Date:  November 14, 1994





                                    21 of 21