Form 10-K
KINETIC CONCEPTS INC /TX/
filed 1995-03-30
CIK 831967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                     to

                         Commission file number  1-9913

                             KINETIC CONCEPTS, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                  74-1891727
      ------------------------            ------------------------------------
      (State of incorporation)            (I.R.S. Employer Identification No.)

         8023 Vantage Drive
         San Antonio, TX  78230                      (210) 524-9000
      ------------------------            ------------------------------------
(Address of principal executive offices     (Registrant's telephone number)
             and zip code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class           Name of Each Exchange on Which Registered
  -------------------           -----------------------------------------
         None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held of record by non-affiliates of the Registrant as of March 1, 1995 was approximately $97,965,000.

As of March 1, 1995, there were 44,040,696 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 1994 (in Parts I and II) and (b) Definitive Proxy Statement dated March 28, 1995 (the "Proxy Statement") relating to the Company's 1994 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the close of the Company's fiscal year.

                          FORM 10-K TABLE OF CONTENTS


                              PART I                            PAGE
    Item 1.    Business....................................       3

    Item 2.    Properties..................................       9

    Item 3.    Legal Proceedings...........................       9

    Item 4.    Submission of Matters to a Vote
               of Security Holders.........................       9

    Item 4a.   Executive Officers of the Registrant........       9

                              PART II

    Item 5.    Market for Registrant's Common Equity
               and Related Stockholder Matters.............      13

    Item 6.    Selected Financial Data.....................      13

    Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................      13

    Item 8.    Financial Statements and
               Supplementary Data..........................      13

    Item 9.    Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure..................................      13

                              PART III

    Item 10.   Directors and Executive Officers
               of the Registrant...........................      14

    Item 11.   Executive Compensation......................      14

    Item 12.   Security Ownership of Certain Beneficial
               Owners and Management.......................      14

    Item 13.   Certain Relationships and Related
               Transactions................................      14

                              PART IV

    Item 14.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.....................      14

    Signatures.............................................      18

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     Kinetic Concepts, Inc. (the "Company" or "KCI") is a leading manufacturer and distributor of specialized therapeutic surfaces and rental medical equipment to health care providers worldwide. KCI is composed of four operating groups: KCI Therapeutic Services, Inc., KCI Home Care, KCI International, Inc., and KCI New Technologies, Inc.

    KCI Therapeutic Services provides a complete line of therapeutic specialty surfaces through a network of trained personnel who assist U.S. health care professionals in the utilization of its products. The Company's specialized products are designed to treat and prevent complications associated with patient immobility and to assist in the reduction of severe pain suffered by victims of cancer, serious burns, severe arthritis and other acute illnesses. This division serves patients in not only acute and sub-acute facilities, but also in extended care settings (i.e. skilled nursing facilities, residential nursing facilities, etc.) KCI Therapeutic Services' strategy is to offer products that are clinically efficacious and cost effective when compared to traditional treatment methods.

    In 1994, KCI Home Care ("KCHC") was created to support the increase in home health care activity and reach out to its market through a broad-based durable medical equipment dealer network. Providing products and services through the dealer channel allows this division to meet the demands of the home care market cost-effectively. KCHC products are designed to be easily transportable into a patient's home and are reimbursable under Medicare.

    KCI International offers KCI's complete product line in eight foreign countries including Canada, Germany, France, the Netherlands, the United Kingdom, Switzerland, Australia and Austria. In addition, relationships with independent distributors in Latin America, the Middle East, Asia and Africa allow KCI International to serve the demands of the growing global market.

    KCI New Technologies ("NuTech") is focused on bringing unique, cost-effective medical technologies to the marketplace. NuTech's first product was PlexiPulse, an innovative foot-compression device that aids venous blood flow.

    Effective September 30 1994, the Company sold its Medical Services Division to MEDIQ Incorporated. The Medical Services Division rented movable critical care and life support equipment to health care providers. In addition, due to continuing losses and adverse market conditions, the Company developed a plan in 1994 to liquidate the assets of Medical Retro Design Inc., a subsidiary that refurbished standard hospital beds and furniture.

     The Company was incorporated on March 31, 1976 under the laws of the State of Texas. The Company's principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230 and its telephone number is (210) 524-9000. As of December 31, 1994, the Company had approximately 1,938 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

PRODUCTS

     The Company's "Continuum of Care" represents a comprehensive product line that provides innovative treatment for the immobile patient. Various types of therapy are provided by the Company's products including Pressure Relief, Kinetic Therapy and Pressure Reduction.

Pressure Relief

The Company's Pressure Relief products include the KinAir III,
TheraPulse, FluidAir Plus, HomeKair, HomeKair DMS, DynaPulse, First Step Plus, and First Step Select. The KinAir III has been shown to provide effective skin care therapy in the treatment of decubitus ulcers (pressure sores), burns and post operative skin grafts and flaps, to help prevent the formation of decubitus ulcers and certain other complications of immobility, and to be effective in helping relieve severe pain in cancer, severe arthritis and AIDS patients. The TheraPulse provides continuous pulsating action which gently massages the skin to help promote capillary circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or
circulation problems.   The FluidAir Plus is an air-fluidized bead bed with a
built-in patient weighing system which supports the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief for flap or graft sites, burns, pressure ulcers and severe pain. The HomeKair and HomeKair DMS are low-cost, low-service pressure relief products designed to be easily transportable directly to a patient's home. The DynaPulse is a pulsating mattress replacement system that helps prevent pressure ulcers in patients at high risk for skin breakdown and can also be used to treat existing pressure ulcers. The First Step Plus, plus a mattress overlay, is designed to provide pressure relief and help prevent pressure sores in patients not normally treated on specialty beds. The First Step Select, an extension of the Company's low-end product line, offers an expanded selection of mattress overlays with upgraded design features.

Kinetic Therapy

The Company's Kinetic Therapy products include the RotoRest, RotoRest Delta, and BioDyne II. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis (blood clots). The RotoRest Delta is a specialty bed which offers 62 degrees of rotation and upgraded design features, for the prevention of pneumonia and treatment of pulmonary complications. The BioDyne II combines many of the therapeutic benefits of the KinAir III and the RotoRest and is used by patients suffering from pneumonia, coma, stroke, chronic neurological disorders and moderate pulmonary complications.

Pressure Reduction

The TheraRest is a Pressure Reduction product. The TheraRest is a mattress replacement that provides patient controlled firmness and vibration massage to help prevent patient skin problems.

Recently, the Company introduced the TriaDyne, AirWorks Plus and BariKare as the latest additions to its Continuum. The TriaDyne was developed to provide Kinetic Therapy to patients in the intensive care unit. TriaDyne's critical care frame is narrow and more suited to an intensive care unit environment. It offers a percussion feature that rapidly inflates and deflates selected cushions to assist in loosening fluid in the lungs. It allows the patient to be turned 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions, keeping the patient positioned in the middle of the bed. The BariKare is an advanced patient care system for large and obese patients. It allows the patient flexible positioning for comfort and therapy by converting from a bed to a chair. AirWorks Plus is a low-cost mattress overlay which provides pulsating air columns which assist in redistributing pressure for better skin care.

PlexiPulse

The PlexiPulse is a non-invasive vascular assist device that aids venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis and re-establish microcirculation.

PATENTS AND TRADEMARKS

The Company seeks patent protection in the United States and abroad. As of December 31, 1994, the Company and its wholly-owned subsidiaries had thirty-two
(32) issued U.S. patents relating to its specialized beds, mattresses and related products. The Company does not believe that its patents or licenses would necessarily prevent a competitor from manufacturing or marketing products which are similar in overall design or concept to most of its products. The Company also has thirteen (13) pending U.S. Patent applications. Although the Company will continue to seek patent protection for its technology and products, it does not believe that such protection is essential to its success and intends to rely on the quality of its product design and sales and distribution system in order to advance and distinguish its products.

During 1994, the Company successfully sought protection of three of its patents in litigation against one of its primary competitors, Support Systems International, Inc. ("SSI"). The case was settled when SSI agreed to pay damages of $84.75 million. Many of the Company's specialized beds, products and services are offered under trademarks and service marks, and the Company has twenty-four (24) registered trademarks and service marks in the United States Patent and Trademark Office.

RESEARCH AND DEVELOPMENT

     The focus of the Company's research and development program has been to make technological improvements to existing products and to develop and review new products and programs that can be marketed through the Company's distribution systems. In 1994, the Company introduced two new products which it had developed: the TriaDyne and BariKare. The TriaDyne is a critical-care bed which provides Kinetic Therapy for intensive-care patients. The BariKare is an advanced patient-care system for large and obese patients. In 1995, the Company will introduce various software systems to facilitate hospital management. The Kinexus software program has been developed to establish a consistent method for measuring the magnitude of a facility's prevalence and incidence of pressure ulcers. The Odyssey program is a combination patient risk assessment and wound management tool. It assists health care providers in assessing the patient's risk of skin break-down, and documenting surface placements, topical treatments as well as nutritional intake. The program provides management and patient-specific wound outcome reports, which assist in evaluating the appropriate level of investment for the most effective clinical results. Other product enhancements were developed as well. Although expenditures for research and development represent less than 2% of the Company's total expenditures in 1994, the Company intends to continue to expand its research and development efforts.

MANUFACTURING

     The Company's manufacturing processes for its products include the manufacture of certain components, the purchase of certain other components from suppliers and the assembly of these components into a completed product. The Company currently has sufficient bed frames and Gore-Tex fabric in inventory which can be used to manufacture beds during the next year. Mechanical components used on the Company's specialized beds such as blower units, position controls, electrical displays and air flow controls consist of a variety of customized subassemblies which are purchased from suppliers and assembled by the Company. The Company believes it has an adequate source of supply for each of the components used in its specialty beds.

DISTRIBUTION

     KCI Therapeutic Services markets its products and services through an extensive sales, service and distribution system. As of December 31, 1994, KCI's system consisted of 1,938 persons, including approximately 280 professional sales representatives and 548 service personnel and nurses working from approximately 200 service centers worldwide. KCI Therapeutic Services' products are rented on a daily basis and are supported by sales and service personnel who are available to assist customers 24 hours-a-day, 7 days-a-week. The Company has a national 24-hour customer service communications system which enhances its ability to quickly and efficiently respond to its customers' needs.

     KCI Home Care, which addresses the needs of home health care, reaches out to its market through a broad-based durable medical equipment dealer network. KCI New Technologies is focused on introducing new, cost-effective medical technologies and developing their respective markets.

MARKET TRENDS AND STRATEGIES

     For the past decade, the health care industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. This pressure intensified in 1993 as our nation debated health care reform. Although the events of 1994 would seem to indicate that legislative reform of our health care system is unlikely at this time, it is apparent that the health care industry will become more cost effective over time and demand further improvements in patient outcomes.

     Since 1987, the Company has been positioning itself to remain competitive in an environment which demands accountability for patient outcomes at a lower cost. The Company offers the most complete continuum of products in the industry and controls overall patient costs by allowing the health care provider to match the needs of a particular patient with the appropriate product and therapy. In addition, the Company continues to search for new therapies and technologies, making investments as appropriate, to improve patient outcomes.

     The Company has also sponsored a number of medical studies which demonstrate the clinical efficacy and cost effectiveness of its products. Over the past several years, the Company has entered into a number of partnering arrangements with its customers which allow its customers to obtain state of the art medical technology while at the same time lowering their overall costs. The Company believes that these types of arrangements will be necessary in order to prosper in the health care industry in the 1990's.

     The Company also maintains an extensive national accounts portfolio in the specialty bed industry and expects to benefit from further consolidation of providers and buying groups. At the same time, as shifts in reimbursement policy have tended to move patients into lower cost environments, the Company has continued to focus new efforts on the extended care and home care markets.

COMPETITION

     The Company markets a complete line of specialty patient surfaces and unique medical devices to acute care hospitals, extended care facilities and home care patients all on an international level. The Company believes that its comprehensive product offering will enable it to remain competitive as market conditions change.

     In the domestic acute care patient surfaces market, the Company competes primarily with Hill-Rom, which offers a line of specialty patient surfaces.
The Company also competes against an ever increasing number of manufacturers and distributors of lower cost alternatives to specialty beds such as inflatable replacement mattresses and mattress overlays ("low cost products"). Indirectly, the Company competes with more traditional methods of treatment which address the complications of immobility, wound care and the management of pain ("traditional treatment methods").

     The Company believes that the principal competitive factors in the acute care markets are service and price as well as the ability of competitors to enter into long-term preferred provider relationships with hospital buying groups. The Company has developed programs which it believes will enable its hospital customers to access, manage and maintain medical equipment on a more cost-effective basis. Although the Company will not generate significant revenue from these programs, it believes that the provision of these systems will enable it to strengthen its relationships with the hospitals and provide it with a competitive advantage.

     The Company also competes in the domestic extended care and home care specialty bed markets. These are diverse markets in which the Company competes primarily with the distributors of various specialty beds and low cost products. The Company believes that the principal competitive factor in this market is the ability to identify and place patients on appropriate, efficacious surfaces and collect the reimbursement funds which are available with respect to the use of the products. The Company believes that the patient features and serviceability of its HomeKair bed make it superior to the specialty patient surfaces which are currently used to serve the home market.

     The Company also competes in the international specialty patient surfaces market primarily with Support Systems International, Inc., which is the largest provider of specialty beds outside the United States, and with manufacturers and distributors of specialty beds and low cost products and more traditional treatment methods. The Company believes that the important competitive factors in this market are product quality, medical efficacy and service capability.

GOVERNMENT REGULATION

The Company's business is subject to substantial regulation, principally by the United States Food and Drug Administration and corresponding state agencies. These regulations may result in delays in the introduction of and increased costs for new products, interference with or mandated cessation of production and marketing of products, or may have other adverse effects on the Company.

Medicare Part A

     At present, cost plus reimbursement is still the primary government reimbursement methodology in the extended care (nursing home) marketplace. As a result, average rental prices to extended care providers have not been substantially impacted by the Medicare reimbursement activities of the Health Care Financing Administration ("HCFA"). HCFA has stated publicly, however, a preference to see Part A coverage criteria begin to reflect provisions consistent with Part B. Because of the nature and timing on any proposed reimbursement changes are not presently known, it is not practicable to estimate how the Company may be affected in the future.

Medicare Part B

     HCFA is currently undertaking a comprehensive review of all reimbursement coverage criteria and fee schedules for pressure relieving devices in the home. In January of 1995, HCFA released revised support surface fee schedules which represented a 2.5% increase in the amount paid by Medicare for both the HomeKair bed and the HomeKair DMS. New support surface Part B coverage policies and fee schedules are expected to be introduced mid-year 1995. The impact of these policies on the Company's product utilization mix and future reimbursement for these items is not known at this time.

     The Company believes it is in substantial compliance with applicable FDA regulations. In addition, the Company's operations are subject to federal, state and local regulations with respect to environmental and safety matters, including regulations concerning discharges into air and water and regulations under the Federal Occupational Safety and Health Act. Such laws and regulations, in the Company's opinion, have not materially affected its operations.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January, 1992. The Company utilizes 84,000 square feet of the building with the remaining space being leased to unrelated entities.

     The Company conducts its manufacturing, shipping, receiving and storage activities in a 153,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January, 1988. In 1989, the Company completed the construction of a 17,000 square foot addition to the facility which is utilized as office space. The Company also owns a 37,000 square foot building in San Antonio, Texas which houses the Company's engineering center. In 1992, the Company purchased a 35,000 square foot facility in San Antonio, Texas which is used for storage. The Company maintains additional storage at two leased facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas which will be used to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and 2,500 square foot house.

     The Company leases approximately 150 domestic distribution centers, including each of its eight regional headquarters, which range in size from 600 to 19,600 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas.
Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse which is marketed by KCI New Technologies, Inc.
The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of subsidiary claims. The Plaintiff seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not result in a material effect on the Company's financial statements.

     The Company is party to several lawsuits generally incidental to its business and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth fiscal quarter of 1994.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1995 annual meeting of directors and until his successor is duly elected and qualified.

                                    Officer of     Present Position with
                                    the Company    Company and/or Principal
Name                        Age     Since          Occupation Last Five Years
----                        ---     -----------    --------------------------
James R. Leininger, M.D.     50       1976         Chairman of the Board of
                                                   Directors since 1976;
                                                   President and Chief Executive
                                                   Officer from January 1990 to
                                                   November 1994; prior to
                                                   October 1986, Dr. Leininger
                                                   was also the Chairman of the
                                                   Emergency Department of the
                                                   Baptist Hospital System in
                                                   San Antonio, Texas.

Raymond R. Hannigan          55       1994         President and Chief Executive
                                                   Officer since November 1994;
                                                   from January 1991 to November
                                                   1994, Mr. Hannigan was the
                                                   President of the
                                                   International Division of
                                                   Sterling Winthrop Consumer
                                                   Health Group (a
                                                   pharmaceutical company with
                                                   operations in over 40
                                                   countries); from May 1989 to
                                                   January 1991, Mr. Hannigan
                                                   was the President of Sterling
                                                   Drug International.

Peter A. Leininger, M.D.     52       1980         Chief Administrative Officer
                                                   and Senior Vice President; in
                                                   1980, Dr. Leininger became a
                                                   member of the Company's Board
                                                   of Directors; prior to 1978,
                                                   Dr. Leininger maintained a
                                                   private medical practice and
                                                   functioned as the southeast
                                                   regional distributor for the
                                                   Company's products.  Peter A.
                                                   Leininger, M.D. is the
                                                   brother of James R.
                                                   Leininger, M.D.

                                    Officer of     Present Position with
                                    the Company    Company and/or Principal
Name                        Age     Since          Occupation Last Five Years
----                        ---     -----------    --------------------------
Bianca A. Rhodes             36       1993         Senior Vice President -
                                                   Finance and Chief Financial
                                                   Officer since September 1993;
                                                   from July 1992 to April
                                                   1993, Ms. Rhodes served as
                                                   Senior Vice President,
                                                   Finance, Chief Financial
                                                   Officer and Corporate
                                                   Treasurer of Intelogic Trace,
                                                   Inc., a national computer
                                                   services company; from 1990
                                                   to June 1992, Ms. Rhodes
                                                   served as Vice President,
                                                   Finance and Corporate
                                                   Treasurer of Intelogic Trace,
                                                   Inc.; prior to 1990, Ms.
                                                   Rhodes served as Corporate
                                                   Treasurer of Intelogic Trace,
                                                   Inc.

Dennis E. Noll               40       1993         Vice President, General
                                                   Counsel and Secretary since
                                                   January 1993; from February,
                                                   1992 to December, 1992, Mr.
                                                   Noll served as Senior
                                                   Corporate Counsel for the
                                                   Company; prior to February,
                                                   1992, Mr. Noll was a partner
                                                   with the law firm of Cox and
                                                   Smith Incorporated.

Scott S. Brooks              46       1993         President, Medical Retro
                                                   Design since March 1994; from
                                                   April 1993 to February 1994,
                                                   Mr. Brooks served as Vice
                                                   President, National Accounts
                                                   of the Company; from April
                                                   1991 to March 1993; Mr.
                                                   Brooks served as Regional
                                                   Vice President of KCI
                                                   Therapeutic Services, Inc.;
                                                   from June 1990 to April 1991,
                                                   Mr. Brooks served as Director
                                                   of Sales and Marketing of KCI
                                                   Medical Services; prior to
                                                   June 1990, Mr. Brooks served
                                                   as Vice President of Simmons
                                                   Healthcare, a subsidiary of
                                                   the Company.

                                    Officer of     Present Position with
                                    the Company    Company and/or Principal
Name                        Age     Since          Occupation Last Five Years
----                        ---     -----------    --------------------------
Frank DiLazzaro             36       1993         President, KCI International,
                                                   Inc. since January 1993 and
                                                   Vice President, Marketing
                                                   since April 1993; from June
                                                   1989 to December 1992,
                                                   Mr. DiLazzaro served as
                                                   Vice President, KCI
                                                   International, Inc.; prior to
                                                   June 1989, Mr. DiLazzaro
                                                   served as General Manager KCI
                                                   Medical Canada.

Daniel Puchek                42       1987         President, KCI New
                                                   Technologies, Inc.; from
                                                   February 1989 to August 1991,
                                                   Mr. Puchek served as Vice
                                                   President, Corporate
                                                   Development; prior to 1989,
                                                   Mr. Puchek served as Vice
                                                   President, KCI International,
                                                   Inc.

Robert A. Wehrmeyer, Jr.     38       1988         President, KCI Financial
                                                   Services; from January 1993
                                                   to September 1994, Mr.
                                                   Wehrmeyer served as
                                                   President, KCI Medical
                                                   Services and Senior Vice
                                                   President; from June 1990 to
                                                   December 1992, Mr. Wehrmeyer
                                                   served as Senior Vice
                                                   President - Administration,
                                                   General Counsel and
                                                   Secretary; from March 1988 to
                                                   May 1990, Mr. Wehrmeyer
                                                   served as Vice President -
                                                   Legal, General Counsel and
                                                   Secretary; prior to March
                                                   1988, Mr. Wehrmeyer was
                                                   Corporate Counsel and
                                                   Secretary of the Company.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: KNCI. The range of the high and low bid prices of the Company's Common Stock for each of the quarters during the 1994 and 1993 fiscal years is contained on the inside back cover of the Company's 1994 Annual Report to Shareholders under the caption "Investor Information" and is hereby incorporated by reference.

        The Company's Board of Directors declared quarterly cash dividends on the Company's common common stock in 1994 stock in 1994 and common and preferred stock in 1993. The cash dividends totaled $.15 per common share in each quarter of 1994 and 1993. The Company's Board of Directors will consider future dividends on a quarterly basis. The Company's credit agreement contains certain covenants which limit the Company's ability to declare and pay cash dividends.

     As of March 1, 1995, the approximate number of holders of record of the Company's Common Stock was 538.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated in this Item 6, by reference, is that portion of the Company's 1994 Annual Report to Shareholders appearing on page 7 under the caption "Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated in this Item 7, by reference, is that portion of the Company's 1994 Annual Report to Shareholders appearing on pages 8 to 12 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated in this Item 8, by reference, are the Consolidated Balance Sheets and related Consolidated Statements of Earnings, Cash Flows, Capital Accounts and notes thereto and Independent Auditors' Report appearing on pages 13 to 24 in the Company's 1994 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING MATTERS AND FINANCIAL DISCLOSURE

     Within the twenty-four month period prior to the date of Registrant's most recent financial statements, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles, practices or financial statement disclosures has been filed with the Commission.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated in this Item 10, by reference, are those portions of the Company's definitive Proxy Statement appearing on pages 1 to 3 therein under the caption "Election of Directors" and on page 23 therein under the caption "Timeliness of Certain SEC Filings." See also the information in Item 4a of
Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated in this Item 11, by reference, is that portion of the Company's definitive Proxy Statement appearing on pages 7 to 9 under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated in this Item 12, by reference, is that portion of the Company's definitive Proxy Statement appearing on pages 6 and 7 under the caption "Securities Holdings of Principal Shareholders, Directors and Officers."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions of this nature required to be disclosed by this item.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         The following consolidated financial statements, incorporated herein by reference to the Company's 1994 Annual Report to Shareholders, are filed as a part of this report:

              Consolidated Balance Sheets as of December 31, 1994 and 1993

              Consolidated Statements of Earnings for the three years ended December 31, 1994, 1993 and 1992

              Consolidated Statements of Cash Flows for the three years ended December 31, 1994, 1993 and 1992

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

              Consolidated Statements of Capital Accounts for the three years ended December 31, 1994, 1993 and 1992

              Notes to Consolidated Financial Statements

              Independent Auditors' Report

     2.  Financial Statement Schedules

         The following consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1994 are filed as part of this Report:

              Independent Auditors' Report

              Schedule VIII - Valuation and Qualifying Accounts - Years ended December 31, 1994, 1993 and 1992

         All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3.  Exhibits

         The following exhibits are filed as a part of this Report:

         Exhibit                                      Description
         -------                                      -----------
           2.1                  Asset Purchase Agreement dated August 23, 1994 by and among
                                Kinetic Concepts, Inc., a Texas corporation, KCI Therapeutic
                                Services, Inc., a Delaware corporation, MEDIQ Incorporated, a
                                Delaware corporation, PRN Holdings, Inc., a Delaware
                                corporation and MEDIQ/PRN Life Support Services-I, Inc., a
                                Delaware corporation.  (Incorporated by reference to Exhibit
                                2.1 to the Registrant's Form 8-K dated October 17, 1994).

           2.2                  Amendment No. 1 to Asset Purchase Agreement dated September
                                30, 1994 by and among Kinetic Concepts, Inc., a Texas
                                corporation, KCI Therapeutic Services, Inc., a Delaware
                                corporation, MEDIQ Incorporated, a Delaware corporation, PRN
                                Holdings, Inc., a Delaware corporation and MEDIQ/PRN Life
                                Support Services-I, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 2.2 to the Registrant's
                                Form 8-K dated October 17, 1994).

           2.3                  Promissory Note dated September 30, 1994 in the principal
                                amount of $2,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.1 to the Registrant's Form 8-K dated
                                October 17, 1994).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

           2.4                  Promissory Note dated September 30, 1994 in the principal
                                amount of $2,956,957 payable by MEDIQ/PRN Life Support
                                Services-I, Inc., a Delaware corporation, to the order of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.2 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.5                  Promissory Note dated September 30, 1994 in the principal
                                amount of $3,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.3 to the Registrant's Form 8-K dated
                                October 17, 1994).

           2.6                  Promissory Note dated September 30, 1994 in the principal
                                amount of $5,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.4 to the Registrant's
                                Form 8-K dated October 17, 1994).

           2.7                  Promissory Note dated September 30, 1994 in the principal
                                amount of $5,835,707 payable by MEDIQ/PRN Life Support
                                Services-I, Inc., a Delaware corporation, to the order of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.5 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.8                  Negative Covenants Agreement dated September 30, 1994 by and among Kinetic Concepts, Inc., a Texas corporation, KCI
                                Therapeutic Services, Inc., a Delaware corporation, MEDIQ
                                Incorporated, a Delaware corporation, PRN Holdings, Inc., a
                                Delaware corporation and MEDIQ/PRN Life Support Services-I,
                                Inc., a Delaware corporation.  (Incorporated by reference to
                                Exhibit 99.6 to the Registrant's Form 8-K dated October 17,
                                1994).

           2.9                  Guaranty Agreement dated September 30, 1994 made by PRN
                                Holdings, Inc., a Delaware corporation, in favor of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.7 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.10                 Guaranty Agreement dated September 30, 1994 made by MEDIQ
                                Incorporated, a Delaware corporation, in favor of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.8 to the
                                Registrant's Form 8-K dated October 17, 1994).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

           2.11                 Collateral Transfer of Note (Security Agreement) dated
                                September 30, 1994 by MEDIQ Incorporated, a Delaware
                                corporation, for the benefit of KCI Therapeutic Services,
                                Inc., a Delaware corporation.  (Incorporated by reference to
                                Exhibit 99.9 to the Registrant's Form 8-K dated October 17,
                                1994).

           2.12                 Press Release dated September 30, 1994. (Incorporated by
                                reference to Exhibit 99.10 to the Registrant's Form 8-K dated
                                October 17, 1994).

          11.1                  Earnings Per Share Computation.

          13.1                  Kinetic Concepts, Inc. 1994 Annual Report to Shareholders
                                (furnished for the information of the Commission and not
                                deemed to be "filed", except for those portions expressly
                                incorporated herein by reference).

          21.1                  Subsidiary Listing.

          23.1                  Consent by KPMG Peat Marwick LLP dated March 29, 1995 to
                                incorporation by reference of their reports dated February
                                14, 1995 in Registration Statements on Form S-8 previously filed by the Company.


    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on October 17, 1994 with respect to the sale of its Medical Services Division. The following financial statements were included as part of this Form 8-K:

              Proforma Condensed Divested Balance Sheet - June 30, 1994

              Proforma Condensed Divested Statement of Earnings for the six months ended June 30, 1994

              Proforma Condensed Divested Statement of Earnings for the year ended December 31, 1993

              Notes to Proforma Condensed Divested Financial Statements

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 29, 1995.


                                          KINETIC CONCEPTS, INC.


                                          By:  JAMES R. LEININGER, M.D.
                                               -------------------------------
                                               James R. Leininger, M.D.
                                               Chairman of the Board of
                                               Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signatures                        Title                    Date
        ----------                        -----                    ----
  JAMES R. LEININGER, M.D.       Chairman of the Board of      March 29, 1995
  ----------------------------     Directors
  James R. Leininger, M.D.

  RAYMOND R. HANNIGAN            Chief Executive Officer and   March 29, 1995
  ----------------------------     President
  Raymond R. Hannigan

  BIANCA A. RHODES               Chief Financial Officer and   March 29, 1995
  ----------------------------     Senior Vice President
  Bianca A. Rhodes                 (Principal Accounting
                                   Officer)

  PETER A. LEININGER, M.D.       Director                      March 29, 1995
  ----------------------------
  Peter A. Leininger, M.D.

  SAM A. BROOKS                  Director                      March 29, 1995
  ----------------------------
  Sam A. Brooks

  FRANK A. EHMANN                Director                      March 29, 1995
  ----------------------------
  Frank A. Ehmann

  BERNHARD T. MITTEMEYER, M.D.   Director                      March 29, 1995
  ----------------------------
  Bernhard T. Mittemeyer, M.D.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Kinetic Concepts, Inc.:

Under date of February 14, 1995, we reported on the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          KPMG Peat Marwick LLP


San Antonio, Texas
February 14, 1995

                                                                   Schedule VIII

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                      Three years ended December 31, 1994

                                                Additions
                                         -----------------------                    12/31/92
                           Balance at    Charged to   Charged to                   Balance at
                          Beginning of   Costs and      Other                        End of
Description                  Period       Expenses     Accounts      Deductions      Period
----------------------    ------------   ----------   ----------     ----------    ----------
Allowance for doubtful
  accounts                  $  2,600      $  5,335     $   -          $    960      $  6,975
                            ========      ========     ========       ========      ========

                                                Additions
                                         -----------------------                    12/31/93
                           Balance at    Charged to   Charged to                   Balance at
                          Beginning of   Costs and      Other                        End of
Description                  Period       Expenses     Accounts      Deductions      Period
----------------------    ------------   ----------   ----------     ----------    ----------
Allowance for doubtful
  accounts                  $  6,975      $  5,330     $   -          $  4,805      $  7,500
                            ========      ========     ========       ========      ========

                                                Additions
                                         -----------------------                    12/31/94
                           Balance at    Charged to   Charged to                   Balance at
                          Beginning of   Costs and      Other                        End of
Description                  Period       Expenses     Accounts      Deductions      Period
----------------------    ------------   ----------   ----------     ----------    ----------
Allowance for doubtful
  accounts                  $  7,500      $  1,429     $   -          $    329      $  8,600
                            ========      ========     ========       ========      ========

                      EXHIBIT  INDEX


         Exhibit                                      Description
         -------                                      -----------
           2.1                  Asset Purchase Agreement dated August 23, 1994 by and among
                                Kinetic Concepts, Inc., a Texas corporation, KCI Therapeutic
                                Services, Inc., a Delaware corporation, MEDIQ Incorporated, a
                                Delaware corporation, PRN Holdings, Inc., a Delaware
                                corporation and MEDIQ/PRN Life Support Services-I, Inc., a
                                Delaware corporation.  (Incorporated by reference to Exhibit
                                2.1 to the Registrant's Form 8-K dated October 17, 1994).

           2.2                  Amendment No. 1 to Asset Purchase Agreement dated September
                                30, 1994 by and among Kinetic Concepts, Inc., a Texas
                                corporation, KCI Therapeutic Services, Inc., a Delaware
                                corporation, MEDIQ Incorporated, a Delaware corporation, PRN
                                Holdings, Inc., a Delaware corporation and MEDIQ/PRN Life
                                Support Services-I, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 2.2 to the Registrant's
                                Form 8-K dated October 17, 1994).

           2.3                  Promissory Note dated September 30, 1994 in the principal
                                amount of $2,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.1 to the Registrant's Form 8-K dated
                                October 17, 1994).

           2.4                  Promissory Note dated September 30, 1994 in the principal
                                amount of $2,956,957 payable by MEDIQ/PRN Life Support
                                Services-I, Inc., a Delaware corporation, to the order of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.2 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.5                  Promissory Note dated September 30, 1994 in the principal
                                amount of $3,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.3 to the Registrant's Form 8-K dated
                                October 17, 1994).

           2.6                  Promissory Note dated September 30, 1994 in the principal
                                amount of $5,000,000 payable by PRN Holdings, Inc., a
                                Delaware corporation, to the order of KCI Therapeutic
                                Services, Inc., a Delaware corporation. (Incorporated by
                                reference to Exhibit 99.4 to the Registrant's
                                Form 8-K dated October 17, 1994).

           2.7                  Promissory Note dated September 30, 1994 in the principal
                                amount of $5,835,707 payable by MEDIQ/PRN Life Support
                                Services-I, Inc., a Delaware corporation, to the order of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.5 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.8                  Negative Covenants Agreement dated September 30, 1994 by and among Kinetic Concepts, Inc., a Texas corporation, KCI
                                Therapeutic Services, Inc., a Delaware corporation, MEDIQ
                                Incorporated, a Delaware corporation, PRN Holdings, Inc., a
                                Delaware corporation and MEDIQ/PRN Life Support Services-I,
                                Inc., a Delaware corporation.  (Incorporated by reference to
                                Exhibit 99.6 to the Registrant's Form 8-K dated October 17,
                                1994).

           2.9                  Guaranty Agreement dated September 30, 1994 made by PRN
                                Holdings, Inc., a Delaware corporation, in favor of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.7 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.10                 Guaranty Agreement dated September 30, 1994 made by MEDIQ
                                Incorporated, a Delaware corporation, in favor of KCI
                                Therapeutic Services, Inc., a Delaware corporation.
                                (Incorporated by reference to Exhibit 99.8 to the
                                Registrant's Form 8-K dated October 17, 1994).

           2.11                 Collateral Transfer of Note (Security Agreement) dated
                                September 30, 1994 by MEDIQ Incorporated, a Delaware
                                corporation, for the benefit of KCI Therapeutic Services,
                                Inc., a Delaware corporation.  (Incorporated by reference to
                                Exhibit 99.9 to the Registrant's Form 8-K dated October 17,
                                1994).

           2.12                 Press Release dated September 30, 1994. (Incorporated by
                                reference to Exhibit 99.10 to the Registrant's Form 8-K dated
                                October 17, 1994).

          11.1                  Earnings Per Share Computation.

          13.1                  Kinetic Concepts, Inc. 1994 Annual Report to Shareholders
                                (furnished for the information of the Commission and not
                                deemed to be "filed", except for those portions expressly
                                incorporated herein by reference).

          21.1                  Subsidiary Listing.

          23.1                  Consent by KPMG Peat Marwick LLP dated March 29, 1995 to
                                incorporation by reference of their reports dated February
                                14, 1995 in Registration Statements on Form S-8 previously filed by the Company.

          27                    Financial Data Schedule
