Form 10-Q
period 1995-03-31
KINETIC CONCEPTS INC /TX/
filed 1995-05-15
CIK 831967

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                        Commission file number  1-9913


                            KINETIC CONCEPTS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                        74-1891727
- -------------------------------           ------------------------------------
  (State of incorporation)                (I.R.S. Employer Identification No.)


  8023 Vantage Drive
  San Antonio, Texas  78230                            210/524-9000
- -------------------------------           ------------------------------------
(Address of principal executive              (Registrant's telephone number)
 offices and zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days.

                         Yes   X          No
                             -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock:  44,111,562 shares as of March 31, 1995

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                            March 31,
                                                              1995          December 31,
Assets                                                     (unaudited)         1994
- ------                                                     -----------      ------------
Current assets:
  Cash and cash equivalents                                 $ 47,510          $ 43,241
  Accounts receivable, net                                    54,668            55,456
  Finance lease receivables, current                           9,040             8,051
  Inventories                                                 19,656            18,167
  Notes receivable, current, net                               3,525             6,014
  Prepaid expenses                                             5,227             4,474
                                                            --------          --------

      Total current assets                                   139,626           135,403
                                                            --------          --------

Net property, plant and equipment                             54,305            51,357
Finance lease receivables, net of current                      6,095             7,242
Notes receivable, net of current and allowance                 3,187             3,187
Goodwill, net                                                 15,003            15,476
Other assets, net                                             15,893            15,989
Deferred income tax benefit, net                               3,904             4,077
                                                            --------          --------

                                                            $238,013          $232,731
                                                            --------          --------

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Note payable                                              $  2,649          $  1,878
  Current installments of long-term obligations                1,204             3,410
  Accounts payable                                             5,397             4,079
  Accrued expenses                                            24,104            27,280
  Income taxes payable                                         8,681             8,025
                                                            --------          --------

      Total current liabilities                               42,035            44,672
                                                            --------          --------

Long-term obligations, excluding current installments          3,775             2,636
                                                            --------          --------

           Total liabilities                                  45,810            47,308
                                                            --------          --------

Shareholders' equity:
  Common stock; issued and outstanding 44,112 in
    1995 and 43,921 in 1994                                       44                44
  Additional paid-in capital                                  11,096            10,053
  Retained earnings                                          179,929           175,480
  Cumulative foreign currency translation adjustment           1,134              (154)
                                                            --------          --------

           Total shareholders' equity                        192,203           185,423
                                                            --------          --------

                                                            $238,013          $232,731
                                                            --------          --------

See accompanying notes to condensed consolidated financial statements.






                                    2 of 14

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                             1995          1994
                                                           --------      --------
Revenue:
  Service and rental                                       $ 48,422      $ 61,747
  Sales and other                                             8,605        10,337
                                                           --------      --------
    Total revenue                                            57,027        72,084
                                                           --------      --------

Rental expenses                                              33,427        44,436
Cost of goods sold                                            3,916         5,132
                                                           --------      --------
                                                             37,343        49,568
                                                           --------      --------
    Gross profit                                             19,684        22,516

Selling, general and administrative expenses                 10,107        13,355
                                                           --------      --------

    Operating earnings                                        9,577         9,161

Net interest (income) expense                                  (533)        1,854
                                                           --------      --------

    Earnings before income taxes, minority interest
      and cumulative effect of change in
      accounting principle                                   10,110         7,307

Income taxes                                                  4,012         3,825
                                                           --------      --------

    Earnings before minority interest and cumulative
      effect of change in accounting principle                6,098         3,482

Minority interest in subsidiary loss                              -            40
Cumulative effect of change in method of accounting
  for inventory, net                                              -           742
                                                           --------      --------
    Net earnings                                           $  6,098      $  4,264
                                                           --------      --------

    Earnings per common and common equivalent share:

        Earnings before cumulative effect of
          change in accounting principle                   $   0.14      $   0.08
        Cumulative effect of change in method of
          accounting for inventory                                -          0.02
                                                           --------      --------

        Earnings per share                                 $   0.14      $   0.10
                                                           --------      --------

    Shares used in earnings per share computations           45,115        43,986
                                                           --------      --------


See accompanying notes to condensed consolidated financial statements.






                                    3 of 14

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                             Three months ended
                                                                                   March 31,
                                                                           -----------------------
                                                                             1995          1994
                                                                           --------       --------
Cash flows from operating activities:
  Net earnings                                                             $  6,098       $  4,264
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                           5,814         12,103
      Provision for uncollectible accounts receivable                           (48)           803
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable                            1,115         (1,735)
        Decrease in notes receivable                                          2,489              -
        Increase in inventories                                              (1,349)        (1,456)
        Decrease (increase) in prepaid expenses                                (782)            52
        Increase in other assets                                                  -           (301)
        Increase (decrease) in accounts payable                               1,508         (1,382)
        Increase (decrease) in accrued expenses                              (3,054)         1,139
        Increase in income taxes payable                                        656          3,961
        Increase (decrease) in deferred income taxes                            173           (750)
                                                                           --------       --------
              Net cash provided by operating activities                      12,620         16,698
                                                                           --------       --------

Cash flows from investing activities:
  Additions to property, plant, and equipment                                (4,427)        (4,022)
  Increase in inventory to be converted into equipment
    for short-term rental                                                    (3,750)          (500)
  Dispositions of property, plant, and equipment                                185            434
  Decrease in finance lease receivables                                         158            376
  Increase in other assets                                                        -           (468)
                                                                           --------       --------
              Net cash used by investing activities                          (7,834)        (4,180)
                                                                           --------       --------

Cash flows from financing activities:
  Repayments of note payable and long-term obligations                         (296)        (7,378)
  Repayments of capital lease obligations                                      (119)          (807)
  Proceeds from the exercise of stock options                                 1,043              5
  Minority interest in subsidiary loss, net                                       -            (40)
  Purchase of treasury stock                                                      -            (41)
  Cash dividends paid to shareholders                                        (1,649)             -
  Other                                                                           -           (668)
                                                                           --------       --------
              Net cash used by financing activities                          (1,021)        (8,929)
                                                                           --------       --------

Effect of exchange rate changes on cash and cash equivalents                    504             (5)
                                                                           --------       --------

Net increase in cash and cash equivalents                                     4,269          3,584
Cash and cash equivalents beginning of year                                  43,241         10,280
                                                                           --------       --------
Cash and cash equivalents end of period                                    $ 47,510       $ 13,864
                                                                           --------       --------

Supplemental disclosure of cash flow information:
  Cash paid during the first three months for:
     Interest                                                              $    210       $  1,172
     Income taxes                                                             4,048             57


See accompanying notes to condensed consolidated financial statements.






                                    4 of 14

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  BASIS OF PRESENTATION

     The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented for the interim periods is unaudited and subject to year-end audit and adjustments.

(2)  INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                                  March 31,    December 31,
                                                    1995          1994
                                                  ---------    ------------
     Finished goods                                $ 5,115       $ 3,086
     Work in process                                 3,533         1,642
     Raw materials, supplies and parts              19,008        17,689
                                                   -------       -------

                                                    27,656        22,417
     Less amounts expected to be
       converted into equipment for
       short-term rental                             8,000         4,250
                                                   -------       -------
                                                   $19,656       $18,167
                                                   -------       -------

(3)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                       1995        1994
                                                      ------      ------
     Average outstanding common shares                43,997      43,947
     Average common equivalent shares-
       dilutive effect of option shares                1,118          39
                                                      ------      ------
     Shares used in earnings
       per share computations                         45,115      43,986
                                                      ------      ------





                                    5 of 14

     Earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method). Earnings per share computed on a fully diluted basis is not presented as it is not significantly different from earnings per share computed on a primary basis.

(4)  CREDIT AGREEMENT

     On May 8, 1995, the Company entered into a revolving credit agreement (the "Credit Agreement") with a bank as an agent for itself and certain other financial institutions. The Credit Agreement provides for a $50 million one-year revolving credit facility (the "Revolver") with one (1) two-year option to renew. Any advances under the Revolver are due at the end of the period covered by the Credit Agreement.

     The interest rate payable on borrowings under the Credit Agreement is at the election of the Company: (i) the Bank's reference rate, or (ii) the London inter-bank offered rate quoted to the Bank for one, two, three, or six month Eurodollar deposits adjusted for appropriate reserves ("LIBOR") plus 40 basis points.

     The Credit Agreement requires that the Company maintain specified ratios and meet certain financial targets. The Credit Agreement also contains certain events of default, includes certain provisions, and establishes various fees to be paid by the Company.

     At March 31, 1995, the entire amount of the then existing Revolver was available under the previous Credit Agreement. In addition, the Company was in compliance with all covenants under the previous Credit Agreement.

(5)  ACQUISITIONS AND DISPOSITIONS

     In December of 1994, the Company adopted a plan to liquidate the assets of Medical Retro Design, Inc. ("MRD"). Pursuant to that plan, the Company sold certain assets of MRD to HBR Healthcare Co. ("HBR") under an Asset Purchase Agreement effective March 27, 1995. Upon consummation of this transaction, HBR acquired the operating assets of MRD. The sales price was approximately $250 thousand. In conjunction with the sale, KCI and its affiliates agreed not to refurbish certain hospital beds and related furniture for a period of three (3) years. MRD accounted for less than two percent (2%) of the Company's total revenue during 1994. First quarter 1995 operations of MRD were immaterial to the overall results of the Company.

(6)  COMMITMENTS AND CONTINGENCIES

     The Company is party to several lawsuits generally incidental to its business and is contesting certain adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not result in any material additional liability to the Company.






                                    6 of 14

                          Independent Auditors' Report



The Board of Directors
Kinetic Concepts, Inc.:

We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of earnings, capital accounts, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                         KPMG Peat Marwick LLP





San Antonio, Texas
April, 21 1995





                                    7 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994

    The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the percentage change of each line item as compared to the first quarter of the prior year (in thousands, except per share data):

                                                    Three Months Ended March 31,
                                                -----------------------------------
                                                1995      1994  Increase (decrease)
                                                ----      ----  -------------------
Revenue:
  Service and rental                             85%       86%       (22%)
  Sales and other                                15%       14%       (17%)
                                                ---       ---
                                                100%      100%       (21%)

Rental expenses                                  59%       62%       (25%)
Cost of goods sold                                7%        7%       (24%)
                                                ---       ---

    Gross profit                                 34%       31%       (13%)
Selling, general and administrative expenses     17%       18%       (24%)
                                                ---       ---

    Operating earnings                           17%       13%         5%

Net interest (income) expense                    (1%)       3%      (129%)
                                                ---       ---

    Earnings before income taxes, minority
      interest and cumulative effect of
      change in accounting principle             18%       10%        38%

Income taxes                                      7%        5%         5%
                                                ---       ---

    Earnings before minority interest and
      cumulative effect of change in
      accounting principle                       11%        5%        75%

Minority interest in subsidiary loss              -         -         -
Cumulative effect of change in method
  of accounting for inventory                     -         1%        -
                                                ---       ---

    Net earnings                                 11%        6%        43%
                                                ---       ---





                                    8 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The comparability of the Company's financial results in the first quarters of 1994 and 1995 was significantly impacted by the disposition of its Medical Services Division. On September 30, 1994, KCI Therapeutic Services, Inc. ("KCTS"), a wholly-owned subsidiary of the Company, sold certain assets used exclusively by the KCTS Medical Services Division (the "Medical Services Division") to Mediq/PRN Life Support Services-I, Inc. under an Asset Purchase Agreement. Revenue, gross profit and operating results related to the Medical Services Division for the first quarter of 1994 were as follows (in thousands):

         Revenue                        $16,348
         Gross Profit                     5,707
         Operating Earnings               1,208

    Excluding the prior-year results of the Medical Services Division, total revenue in the first quarter of 1995 increased by 2.3% to $57.0 million from $55.7 million in the first quarter of 1994. Revenue from the Company's specialty patient surface business including acute care and alternate care, was $38.0 million, down 6.9% from the first quarter of 1994. This decrease was due substantially to sluggish industry and seasonal conditions which reduced revenue from acute care facilities, partially offset by continuing gains in nursing, rehabilitation and home care settings. Revenue from the Company's International operations was $13.7 million, up 37.0% from the first quarter of 1994.
Continued growth of this market, as well as better utilization of the existing rental fleet and improved sales efforts have contributed towards increased revenues. Revenue from medical device operations increased 15.2% to $3.7 million in the first quarter of 1995 related primarily to greater market penetration as this division expanded into new states.

    Rental expenses were 58.6% of total revenue in the first quarter of 1995 compared to 61.6% in the first quarter of 1994. This decrease is primarily attributable to reduced depreciation expense as well as an overall effort to control costs.

    Gross profit excluding the Medical Services Division increased 17.1% to $19.7 million in the first quarter of 1995 from $16.8 million in the first quarter of 1994 due to the increase in revenue from ongoing operations as well as the decrease in rental expenses.

    Selling, general and administrative expenses decreased $3.3 million or 24.3% to $10.1 million in the first quarter of 1995 from $13.4 million in the first quarter of 1994. Selling, general and administrative expenses as a percentage of total revenue decreased to 17.7% in the first quarter of 1995 from 18.5% in the first quarter of 1994. This decline is primarily attributable to the elimination of various support departments and corporate personnel following the sale of the Medical Services Division, as well as reduced bad debt expense.





                                    9 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Excluding the Medical Services Division, operating earnings for the period increased 20.4% to $9.6 million compared to $8.0 million in the prior year quarter as a result of increased revenues.

    Net interest income for the three months ended March 31, 1995 was $0.5 million, compared to net interest expense of $1.9 million in the prior year. This change was a combination of the prior year pay-down of long term obligations, interest earned on cash reserves and interest earned on notes receivable.

    The Company's effective income tax rate in the first quarter of 1995 was 39.7%, compared to 52.3% in the first quarter of 1994. The effective tax rate for the first quarter of 1995 was lower than the effective rate for the first quarter of 1994 primarily as a result of the recognition of the net operating loss of Medical Retro Design, Inc. and recognition of foreign tax credits.

    During the first quarter of 1994, the cumulative losses allocated to the minority interest holder, Medical Retro Design, exceeded the balance of its investment. As a result, losses of $3.8 million were absorbed entirely by the Company in 1994. These continuing losses and diminished opportunities within the refurbishment business led to the decision to liquidate this unit in December of 1994 and the eventual sale of MRD assets in March 1995. First quarter 1995 operations of the MRD unit were immaterial to the overall results of the Company. See Note 5 of Notes to Condensed Consolidated Financial Statements.

    During the first quarter of 1994, the Company recorded a cumulative effect of a change in accounting principle related to its inventory costing method which resulted in a one-time after-tax earnings increase of $742,000, or $0.02 per share.

    On a comparable basis, net earnings from ongoing operations more than doubled to $6.1 million in the first quarter of 1995 from $2.9 million in the first quarter of 1994. Earnings per share from ongoing operations (before the effect of the cumulative change described above) increased 100.0% to $0.14 per share from $0.07 per share in the prior year quarter. Earnings per share as reported increased 40% from $0.10 per share in the prior year quarter. This increase was primarily due to a decrease in rental expenses, net interest, and selling, general and administrative expenses and the change in revenue as discussed above.





                                    10 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

    The change in revenue and expenses experienced by the Company during the first quarter of 1995 and other factors resulted in changes to the Company's balance sheet as follows:

    Inventory at March 31, 1995 increased $1.5 million, or 8.2%, to $19.7 million from $18.2 million at December 31, 1994 primarily due to new product introductions.

    Net property, plant and equipment at March 31, 1995 increased $2.9 million, or 5.7%, to $54.3 million from $51.4 million at December 31, 1994 due to additions to rental equipment in excess of depreciation and dispositions.

    Total notes receivable at March 31, 1995 decreased $2.5 million, or 27.1%, to $6.7 million from $9.2 million at December 31, 1994 due to payments received during the first quarter of 1995.

    Note payable and current installments of long-term obligations decreased $1.4 million to $3.9 million at March 31, 1995 from $5.3 million at December 31, 1994 primarily due to repayments made.

    Accrued expenses at March 31, 1995 decreased $3.2 million, or 11.6%, to $24.1 million from $27.3 million at December 31, 1994 primarily due to settlements of accruals related to the sale of the Medical Services Division and bonus payments made in the first quarter of 1995.

MARKET TRENDS

    For the past decade, the health care industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. This pressure intensified in 1993 as our nation debated health care reform. Although the events of 1994 would seem to indicate that major legislative reform of our health care system is unlikely at this time, it is apparent that the health care industry will seek to become more cost effective and further improve patient outcomes.

    Since 1987, the Company has been positioning itself to remain competitive in an environment which demands accountability for patient outcomes at a lower cost. The Company's Therapeutic Service's division offers the most complete continuum of products in the industry and helps reduce the overall cost of patient care by allowing the health care provider to match the needs of a particular patient with an appropriate product and therapy. In addition, the Company continues to search for new therapies and technologies, making investments as deemed prudent, to improve patient outcomes both now and into the future.

    The Company has also sponsored a number of medical studies which demonstrate the clinical efficacy and cost effectiveness of its products. Over the past several years, the Company has entered into a number of partnering arrangements with its customers which allow its customers to obtain state of






                                    11 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the art medical technology while at the same time lowering their overall costs. The Company believes that these types of studies and arrangements will be necessary in order to survive and prosper in the health care industry in the 1990's.

    The Company also maintains an extensive national accounts portfolio in the specialty bed industry and expects to benefit from further consolidation of providers and buying groups. At the same time, as shifts in reimbursement policy have tended to move patients into lower-cost environments, the Company has continued to focus new efforts on the extended care and home care markets. While future performance cannot be assured, the Company believes that it is well positioned to compete in the dynamic health care marketplace.

LEGAL PROCEEDINGS

    On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse, which is marketed by KCI New Technologies, Inc. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of subsidiary claims. The Plaintiff seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material effect on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1995, the Company generated net cash provided by operating activities of $12.6 million compared to $16.7 million in the prior year quarter, primarily due to additional payments of income taxes. The Company believes that current cash reserves combined with operating cash flows during the next twelve month period will be sufficient to provide for new investments in equipment and any working capital needed during the period.

    At March 31, 1995, cash and cash equivalents totaling $47.5 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement currently permits borrowings of up to $50.0 million. Please see Note 4 of Notes to Condensed Consolidated Financial Statements. At March 31, 1995, the entire amount of the then existing Credit Agreement was available.

    At March 31, 1995, the Company did not have any material purchase commitments.





                                    12 of 14

                          PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

            A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

              EXHIBIT             BY REFERENCE        DESCRIPTION
              -------             ------------        -----------
                10                Filed herewith      Credit Agreement
                                                      dated May 8, 1995

                27                Filed herewith      Financial Data
                                                      Schedule

                99                Filed herewith      Letter from KPMG
                                                      Peat Marwick LLP dated
                                                      May 12, 1995



       (b)  REPORTS ON FORM 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.






                                    13 of 14

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KINETIC CONCEPTS, INC.
                                   (REGISTRANT)


                                   By:  JAMES R. LEININGER, M.D.
                                        James R. Leininger, M.D.,
                                        Chairman of the Board


                                   By:  RAYMOND R. HANNIGAN
                                        Raymond R. Hannigan
                                        President & Chief Executive Officer


                                   By:  BIANCA A. RHODES
                                        Bianca A. Rhodes
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer


Date:  May 12, 1995





                                    14 of 14

                                EXHIBIT INDEX


              EXHIBIT              DESCRIPTION
              -------              -----------

                10                 Credit Agreement dated May 8, 1995

                27                 Financial Data Schedule

                99                 Letter from KPMG Peat Marwick LLP dated
                                   May 12, 1995