Form 10-Q
period 1995-06-30
KINETIC CONCEPTS INC /TX/
filed 1995-08-11
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1995

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________


                      Commission file number 1-9913



                         KINETIC CONCEPTS, INC.
     ----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
     ---------------------------      -------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification
                                                    No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
     ----------------------------      -------------------------------
  (Address of principal executive       (Registrant's phone number)
   offices and zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X        No
                              ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Common Stock: 44,188,132 shares as of July 31, 1995


                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                 KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                             (in thousands)

                                             June 30, 1995  December 31,
Assets                                        (unaudited)       1994
- ------                                       -------------  ------------
Current assets:
  Cash and cash equivalents                    $ 57,799       $ 43,241
  Accounts receivable, net                       52,239         55,456
  Finance lease receivables, current               -             8,051
  Inventories                                    21,188         18,167
  Notes receivable, current, net                    965          6,014
  Prepaid expenses and other                      4,246          4,474
                                                -------        -------
     Total current assets                       136,437        135,403
                                                -------        -------
Net property, plant and equipment                57,916         51,357
Finance lease receivables, net of current          -             7,242
Notes receivable, net of current and
  allowance                                       3,187          3,187
Goodwill, net                                    14,648         15,476
Other assets, net                                16,729         15,989
Deferred income tax benefit, net                  1,363          4,077
                                                -------        -------
                                               $230,280       $232,731
                                                =======        =======
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
  Note payable                                 $    -         $  1,878
  Current installments of long-term
    obligations                                     -            3,410
  Accounts payable                                4,987          4,079
  Accrued expenses                               25,776         27,280
  Income taxes payable                            2,441          8,025
                                                -------        -------
     Total current liabilities                   33,204         44,672
                                                -------        -------
Long-term obligations, excluding current
  installments                                      -            2,636
                                                -------        -------
          Total liabilities                      33,204         47,308
                                                -------        -------
Shareholders' equity:
  Common stock; issued and outstanding
    44,192 in 1995 and 43,921 in 1994                44            44
  Additional paid-in capital                     11,316        10,053
  Retained earnings                             183,982       175,480
  Cumulative foreign currency translation
    adjustment                                    1,734          (154)
                                                -------       -------
          Total shareholders' equity            197,076       185,423
                                                -------       -------
                                               $230,280      $232,731
                                                =======       =======

See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

                 KINETIC CONCEPTS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Earnings
                  (in thousands, except per share data)
                               (unaudited)


                                  Three months ended     Six months ended
                                       June 30,              June 30,
                                  ------------------     ------------------
                                     1995      1994       1995       1994
                                  --------    ------     -------   --------
Revenue:
  Rental and service               $50,432   $57,413    $ 98,854   $119,161
  Sales and other                    9,358    10,338      17,963     20,675
                                    ------    ------     -------    -------
    Total revenue                   59,790    67,751     116,817    139,836
                                    ------    ------     -------    -------
Rental expenses                     34,525    41,569      67,952     86,005
Cost of goods sold                   4,313     5,260       8,229     10,392
                                    ------    ------      ------    -------
                                    38,838    46,829      76,181     96,397
                                    ------    ------     -------    -------
    Gross profit                    20,952    20,922      40,636     43,439

Selling, general and
  administrative expenses           12,235    12,887      22,342     26,243
                                    ------    ------     -------    -------
    Operating earnings               8,717     8,035      18,294     17,196

Net interest expense (income)         (557)    1,647      (1,090)     3,501
                                    ------    ------     -------    -------
    Earnings before income taxes,
      minority interest and
      cumulative effect of
      change in accounting
      principle                      9,274     6,388      19,384     13,695

Income taxes                         3,558     3,215       7,570      7,040
                                    ------    ------     -------    -------
    Earnings before minority
      interest and cumulative
      effect of change in
      accounting principle           5,716     3,173      11,814      6,655

Minority interest in subsidiary
  loss                                 -          -         -            40
Cumulative effect of change in
  accounting principle                 -          -         -           742
                                    ------    ------     -------    -------
     Net earnings                  $ 5,716   $ 3,173    $ 11,814   $  7,437
                                    ======    ======     =======    =======
     Earnings per common and
       common equivalent share:
       Earnings before cumulative
         effect of change in
         accounting principle      $  0.13   $  0.07    $   0.26   $   0.15
       Cumulative effect of
         change in accounting
         principle                      -         -          -         0.02
                                    ------    ------     -------    -------
       Earnings per share          $  0.13   $  0.07    $   0.26   $   0.17
                                    ======    ======     =======    =======
     Shares used in earnings
       per share computations       45,242    43,980      45,183     43,983
                                    ======    ======     =======    =======

 See accompanying notes to condensed consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

                 KINETIC CONCEPTS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                             (in thousands)
                               (unaudited)
                                                         Six months ended
                                                             June 30,
                                                        ------------------
                                                         1995        1994
                                                        -------    -------
Cash flows from operating activities:
  Net earnings                                          $11,814    $ 7,437
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                      11,442     23,022
      Provision for uncollectible accounts receivable       165      1,960
      Loss on Financial Services disposition              2,933       -
      Change in assets and liabilities:
        Decrease in accounts receivable                   3,104        340
        Decrease in notes receivable                      5,049      3,712
        Increase in inventories                          (3,188)      (606)
        Increase in prepaid and other assets               (950)      (680)
        Increase (decrease) in accounts payable           1,623     (2,017)
        Decrease in accrued expenses                     (1,059)      (251)
        Decrease in income taxes payable                 (5,584)    (2,361)
        Increase (decrease) in deferred income taxes      2,714     (2,725)
                                                         ------     ------
            Net cash provided by operating activities    28,063     27,831
                                                         ------     ------
Cash flows from investing activities:
  Additions to property, plant, and equipment           (16,522)    (8,108)
  Increase in inventory to be converted into
    equipment for short-term rental                      (2,750)    (1,000)
  Dispositions of property, plant, and equipment            425      1,329
  Proceeds from Financial Services disposition            7,182        -
  Decrease in finance lease receivables                     339        734
  Increase in other assets                                 -          (605)
                                                         ------     ------
            Net cash used by investing activities       (11,326)    (7,650)
                                                         ------     ------
Cash flows from financing activities:
  Repayments of note payable and long-term
    obligations                                            (853)   (10,468)
  Proceeds from the exercise of stock options             1,180          5
  Purchase of treasury stock                               -          (232)
  Cash dividends paid to shareholders                    (3,309)    (3,296)
  Other                                                    -          (768)
                                                         ------     ------
            Net cash used by financing activities        (2,982)   (14,759)
                                                         ------     ------
Effect of exchange rate changes on cash and cash
  equivalents                                               803         (7)
                                                         ------     ------
Net increase in cash and cash equivalents                14,558      5,415
Cash and cash equivalents beginning of year              43,241     10,280
                                                         ------     ------
Cash and cash equivalents end of period                 $57,799    $15,695
                                                         ======     ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                               254       2,998
    Income taxes                                         8,492       7,925

See accompanying notes to condensed consolidated financial statements

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

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

(2)  INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):


                                          June 30,    December 31,
                                            1995          1994
                                         ----------   -----------
     Finished goods                       $ 3,878       $ 3,086
     Work in process                        3,654         1,642
     Raw materials, supplies and parts     20,656        17,689
                                           ------        ------
                                           28,188        22,417
     Less amounts expected to be
       converted into equipment for
       short-term rental                    7,000         4,250
                                           ------        ------
                                          $21,188       $18,167
                                           ======        ======

(3)  ACQUISITIONS AND DISPOSITIONS

     On June 15, 1995, the Company sold KCI Financial Services, Inc. ("Financial Services") to Cura Capital Corporation ("Cura") for cash under a Stock Purchase Agreement. Upon consummation of this transaction, Cura acquired all of the outstanding common shares of Financial Services. Total proceeds from the sale were $7.2 million. This transaction resulted in a pre-tax loss of $2.9 million which is reflected in selling, general and administrative expenses for the current quarter. In addition, KCI and its affiliates  agreed  not  to engage in certain  types  of  long-term
     financing  of  medical   equipment for a  period  of  three  years.
     Financial Services served as the leasing agent for the Medical Services Division of KCI Therapeutic Services, Inc. (the "Medical Services Division") which was sold in September 1994. The operating results of Financial Services for the first half of 1994 and 1995 were not material as compared to the overall results of the Company.


(4)  CREDIT AGREEMENT

     On May 8, 1995, the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") with a bank as an agent for itself and certain other financial institutions. The Credit Agreement provides for a $50 million one-year revolving credit facility (the "Revolver") with a two-year renewal option. Any advances under the Revolver are due at the end of the period covered by the Credit Agreement.

     The interest rate payable on borrowings under the Credit Agreement is at the election of the Company: (i) the Bank's reference rate, or (ii) the London inter-bank offered rate quoted to the Bank for one, two, three, or six month Eurodollar deposits adjusted for appropriate reserves ("LIBOR") plus 40 basis points.

     The Credit Agreement requires that the Company maintain certain specified ratios and meet certain financial targets. The Credit Agreement also contains certain events of default, includes certain provisions, and establishes various fees. At June 30, 1995, the entire amount of the Revolver was available and the Company was in compliance with all covenants under the Credit Agreement.

(5)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):
                                 Three months ended    Six months ended
                                      June 30,             June 30,
                                 ------------------    ----------------
                                   1995      1994       1995       1994
                                 -------    -------    ------     -----
     Average outstanding common
       shares                     44,206    43,930     44,102     43,938
     Average common equivalent
       shares-dilutive effect
       of option shares            1,036        50      1,081         45
                                  ------    ------     ------     ------
     Shares used in earnings
       per share computations     45,242    43,980     45,183     43,983
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





                      Independent Auditors' Report


The Board of Directors
Kinetic Concepts, Inc.:


We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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



                              KPMG Peat Marwick LLP




San Antonio, Texas
July 18, 1995



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year ($ in thousands):

                                           Three Months Ended June 30,
                                    -----------------------------------------
                                                              Variance
                                    Revenue Relationship  Increase (Decrease)
                                    --------------------  -------------------
                                     1995       1994          $        Pct
                                    ------     -------    ---------   ------
Revenue:
  Rental and service                  84%        85%       $(6,981)  (12%)
  Sales and other                     16%        15%          (980)   (9%)
                                     ---        ---         ------   ----
                                     100%       100%        (7,961)  (12%)

Rental expenses                       58%        61%        (7,044)  (17%)
Cost of goods sold                     7%         8%          (947)  (18%)
                                     ---        ---         ------   ---
     Gross profit                     35%        31%            30     -

Selling, general and
  administrative expenses             20%        19%          (652)   (5%)
                                     ---        ---         ------   ---
     Operating earnings               15%        12%           682     8%

Net interest (income) expense         (1%)        2%        (2,204) (134%)
                                     ---        ---         ------   ---
     Earnings before income
       taxes                          16%        10%         2,886    45%

Income taxes                           6%         5%           343    11%
                                     ---        ---         ------   ---

     Net earnings                     10%         5%       $ 2,543    80%
                                     ===        ===         ======   ===


      The comparability of the Company's financial results in the second quarters of 1994 and 1995 was significantly impacted by the disposition of the Company's Medical Services Division. On September 30, 1994, KCI Therapeutic Services, Inc. ("KCTS"), a wholly-owned subsidiary of the Company, sold certain assets used exclusively by the Medical Services Division to Mediq/PRN Life Support Services-I, Inc. under an Asset Purchase Agreement. Revenue, gross profit and operating results related to the Medical Services Division for the second quarter of 1994 were as follows (in thousands):

               Revenue                       $14,194
               Gross Profit                    4,279
               Operating Earnings (Loss)        (158)

      Additionally, in June of 1995, the Company sold KCI Financial Services, Inc. ("Financial Services") to Cura Capital Corporation under a Stock Purchase Agreement (see Note 3 to the Company's Condensed Consolidated Financial Statements). The operating results of Financial Services for the period were not material as compared to the overall results of the Company. However, earnings for the current quarter include a pre-tax $2.9 million loss on the sale.

      Excluding the results of the Medical Services and Financial Services divisions, total revenue in the second quarter of 1995 increased by 12.4% to $59.2 million from $52.7 million in the second quarter of 1994. Revenue from the Company's specialty patient surface business was $39.0 million, up 3.8% from the second quarter of 1994. This increase was due to new product introductions, as well as gains in the nursing home and rehabilitation (extended care) market. Revenue from the Company's international operations was $15.8 million, up 38.0% from the second quarter of 1994. Better utilization of the existing rental fleet and increased sales contributed towards the higher revenue. Revenue from medical device operations increased 41.1% to $4.3 million in the second quarter of 1995 related primarily to greater market penetration as this division expanded into new states.

      Excluding the results of Medical Services and Financial Services, rental expenses were 58.4% of total revenue in the second quarter of 1995 compared to 64.4% in the second quarter of 1994. This decrease is primarily attributable to reduced depreciation on the rental fleet, as well as an overall effort to control costs.

      Gross profit excluding the Medical Services and Financial Services divisions increased 29.3% to $20.3 million in the second quarter of 1995 from $15.7 million in the second quarter of 1994 due to the increase in revenue from ongoing operations as well as the decrease in rental expenses.

     Selling, general and administrative expenses for the second quarter of 1995 included a $2.9 million loss on the sale of Financial Services. Excluding the Medical Services and Financial Services divisions, selling, general and administrative expenses increased $0.9 million, or 12.3%, to $8.9 million in the second quarter of 1995 from $8.0 million in the second quarter of 1994. As a percentage of total revenue, selling, general and administrative expenses remained flat at 15.1% in the second quarter of 1995 as compared with the second quarter of 1994.

      Excluding the Medical Services and Financial Services divisions, operating earnings for the period increased 46.3% to $11.4 million compared to $7.8 million in the prior-year quarter resulting largely from broad-based revenue growth.

      Net interest income for the three months ended June 30, 1995 was $0.6 million compared to net interest expense of $1.6 million in the prior year. This change was due to a combination of the prior year pay-down of long term obligations, interest earned on cash reserves and interest earned on notes receivable.

      The Company's effective income tax rate in the second quarter of 1995 was 38.4%, compared to 50.3% in the second quarter of 1994. The effective tax rate for the second quarter of 1995 was lower than the effective tax rate for the second quarter of 1994 primarily as a result of the recognition of certain foreign tax credits, the recognition of the net operating losses of Medical Retro Design in the last quarter of 1994 and the disposition of the goodwill associated with the Medical Services assets which were sold in September of 1994.

      Net earnings increased $2.5 million, or 80.1%, to $5.7 million in the second quarter of 1995 from $3.2 million in the second quarter of 1994. Excluding the Medical Services and Financial Services divisions, net earnings from ongoing operations more than doubled to $7.3 million in the second quarter of 1995 from $3.1 million in the second quarter of 1994. This increase was due to a decrease in rental expenses, selling, general and administrative expenses, net interest income, and the change in revenue as discussed above.


FIRST SIX MONTHS OF 1995 COMPARED TO FIRST SIX MONTHS OF 1994

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year ($ in thousands):

                                           Six Months Ended June 30,
                                   -----------------------------------------
                                                              Variance
                                   Revenue Relationship  Increase (Decrease)
                                   --------------------  -------------------
                                     1995       1994         $        Pct
                                   -------     --------  --------   --------
Revenue:
  Rental and service                  85%        85%       $ (20,307)  (17%)
  Sales and other                     15%        15%          (2,712)  (13%)
                                     ---        ---         --------   ---
                                     100%       100%         (23,019)  (16%)

Rental expenses                       58%        62%         (18,053)  (21%)
Cost of goods sold                     7%         7%          (2,163)  (21%)
                                     ---        ---         --------   ---
     Gross profit                     35%        31%          (2,803)   (6%)

Selling, general and
  administrative expenses             19%        19%          (3,901)  (15%)
                                     ---        ---          -------   ---
     Operating earnings               16%        12%           1,098     6%

Net interest (income) expense         (1%)        2%          (4,591) (131%)
                                     ---        ---          -------   ---
     Earnings before income
       taxes, minority interest
       and cumulative effect of
       change in accounting
       principle                      17%        10%           5,689    42%

Income taxes                           7%         5%             530     8%
                                     ---        ---           ------   ---
     Earnings before minority
       interest and cumulative
       effect of change in
       accounting principle           10%         5%           5,159    78%

Minority interest in subsidiary
  loss                                  -          -             (40)    -
Cumulative effect of change in
  accounting principle                  -          -            (742)    -
                                     ---        ---         --------   ---
     Net earnings                     10%         5%       $   4,377    59%
                                     ===        ===         ========   ===

      The comparability of the Company's financial results in the first six months of 1994 and 1995 was significantly impacted by the disposition of the Medical Services Division. Revenue, gross profit and operating results related to Medical Services for the first six months of 1994 were as follows (in thousands):

               Revenue             $30,542
               Gross Profit          9,986
               Operating Earnings    1,050

      Excluding the results of the Medical Services and Financial Services divisions, total revenue in the first six months of 1995 increased by 7.4% to $115.3 million from $107.4 million in the first six months of 1994. Revenue from the Company's specialty patient surface business was $77.0 million, down less than 2% from the first six months of 1994. This decrease was due substantially to sluggish industry and seasonal conditions during the first quarter of 1995 which reduced revenue from acute care facilities, partially offset by continuing gains in extended and home care settings. Revenue from the Company's international operations was $29.5 million, up 37.6% from the first six months of 1994. Continued market penetration and increased sales have contributed towards higher revenue. Revenue from medical device operations increased 27.8% to $8.0 million in the first six months of 1995 related primarily to greater market penetration.

      Excluding Medical Services and Financial Services, rental expenses were 58.9% of total revenue in the first six months of 1995 compared to 65.1% in the first six months of 1994. This decrease is primarily attributable to reduced depreciation expense as well as an overall effort to control costs.

      Gross profit excluding Medical Services and Financial Services increased 24.1% to $39.2 million in the first six months of 1995 from $31.5 million in the first six months of 1994 due to the increase in revenue from international and medical device operations, as well as the decrease in rental expenses.

      Selling, general and administrative expenses for the first six months of 1995 included a $2.9 million loss on the sale of Financial Services. Excluding the Medical Services and Financial Services divisions, selling, general and administrative expenses increased $2.2 million or 13.8% to $18.5 million in the first six months of 1995 from $16.3 million in the first six months of 1994. The majority of this increase relates to common overhead costs, previously allocated to the Medical Services Division, which have been fully absorbed by the Company.

      Excluding the Medical Services and Financial Services divisions, operating earnings for the period increased 35.1% to $20.6 million compared to $15.3 million in the prior year due substantially to increased revenue.

     Net interest income for the six months ended June 30, 1995 was $1.1 million, compared to net interest expense of $3.5 million in the prior year period. This change was due to a combination of the prior year pay-down of long term obligations, interest earned on cash reserves and interest earned on notes receivable.

      The Company's effective income tax rate in the first six months of 1995 was 39.1%, compared to 51.4% in the first six months of 1994. The effective tax rate for the first six months of 1995 was lower than the effective tax rate for the first six months of 1994 primarily as a result of the recognition of certain foreign tax credits, the recognition of the net operating losses of Medical Retro Design in the last quarter of 1994 and the disposition of the goodwill associated with the Medical Services assets which were sold in September of 1994.

      During the first three months of 1994, the cumulative losses allocated to the minority interest holder of Medical Retro Design exceeded the balance of its investment. As a result, losses of $3.8 million were absorbed entirely by the Company in 1994. These continuing losses and the diminished opportunities within the refurbishment business led to the decision to liquidate this unit in December of 1994 and the eventual sale of MRD assets in March 1995. Operations of the MRD unit during the first quarter of 1995 were immaterial to the overall results of the Company.

      During the first three months of 1994, the Company also recorded the cumulative effect of a change in accounting principle related to its inventory costing method. This resulted in a one-time after-tax earnings increase of $742,000, or $0.02 per share.

      Net earnings for the first six months of 1995 increased $4.4 million, or 58.9%, to $11.8 million from $7.4 million in the first six months of 1994. On a comparable basis, net earnings from ongoing operations more than doubled to $13.3 million in the first six months of 1995 from $6.4 million in the first six months of 1994. This increase was primarily due to a decrease in rental expenses, interest income earned, and the change in revenue, as discussed above.

FINANCIAL CONDITION

      The change in revenue and expenses experienced by the Company during the second quarter of 1995 and other factors resulted in changes to the Company's balance sheet as follows:

      Inventory at June 30, 1995 increased $3.0 million, or 16.6%, to $21.2 million from $18.2 million at December 31, 1994 primarily due to new product introductions, more specifically KCI's TriaDyne and BariKare. KCI's TriaDyne is the most advanced specialty bed in the industry. It provides Kinetic Therapy to intensive-care patients. The BariKare is an advanced care system for obese patients.

      Net property, plant and equipment at June 30, 1995 increased $6.5 million, or 12.8%, to $57.9 million from $51.4 million at December 31, 1994 due to additions to rental equipment in excess of depreciation and dispositions. Capital expenditures were $16.5 million during the first six months of 1995 as the Company invested in new products for its rental fleet and new computer systems.

      Total notes receivable at June 30, 1995 decreased $5.0 million, or 54.9%, to $4.2 million from $9.2 million at December 31, 1994 due to payments received during the first six months of 1995.

      Total finance lease receivables decreased $15.3 million and note payable and long-term obligations decreased $5.3 million from December 31, 1994 due to the sale of Financial Services in the second quarter of 1995.

      Accrued expenses at June 30, 1995 decreased $1.5 million, or 5.5%, to $25.8 million from $27.3 million at December 31, 1994 primarily due to settlements of accruals related to the sale of the Medical Services Division and bonus payments made during 1995.

     Deferred tax benefit at June 30, 1995 decreased $2.7 million, or 66.6%, to $1.4 million from $4.1 million at December 31, 1994 due primarily to depreciation on an asset subject to a leveraged lease which was acquired by the Company in December of 1994.

MARKET TRENDS

      For the past decade, the U.S. health care industry has experienced increased pressure from a variety of sources to control costs and improve patient outcomes. This pressure intensified in 1993 as our nation debated health care reform. Although the events of 1994 would seem to indicate that major legislative reform of the health care system is unlikely at this time, it is apparent that the health care industry will seek to become more cost effective and further improve patient outcomes.

      Since 1987, the Company has been positioning itself to remain competitive in an environment which demands accountability for patient outcomes at a lower cost. The Company's Therapeutic Service's division offers the most complete continuum of products in the industry and helps reduce the overall cost of patient care by allowing the health care provider to match the needs of a particular patient with an appropriate product and therapy. In addition, the Company continues to search for new therapies and technologies, making investments as deemed prudent, to improve patient outcomes both now and into the future. Recent product introductions include KCI's TriaDyne, BariKare and a vacuum assisted closure device, "The VAC".

      The Company also has sponsored a number of medical studies which demonstrate the clinical efficacy and cost effectiveness of its products. Over the past several years, the Company has entered into a number of partnering arrangements with its customers which allow its customers to obtain state of the art medical technology while at the same time lowering their overall costs. The Company believes that these types of studies and arrangements will be necessary in order to survive and prosper in the health care industry in the 1990's.

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

LEGAL PROCEEDINGS

     On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which competes directly with the PlexiPulse, which is marketed by KCI New Technologies, Inc. The suit alleges that the PlexiPulse infringes on several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of other claims. The Plaintiff seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material effect on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1995, the Company generated net cash provided by operating activities of $28.1 million compared to $27.8 million in the prior year period. At June 30, 1995, cash and cash equivalents totaling $57.8 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement currently permits borrowings of up to $50.0 million. At June 30, 1995, the entire amount of the Credit Agreement was available. The Company believes that current cash reserves combined with operating cash flows during the next twelve month period will be sufficient to provide for new investments in equipment and any working capital needed during the period.

       At June 30, 1995, the Company was committed to purchase approximately $3.5 million of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.


                       PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The 1995 Annual Meeting of the Shareholders of Kinetic Concept, Inc. was held at 9:00 a.m. on May 9, 1995. The following matters were acted upon by the shareholders at the annual meeting:

     1. Sam A. Brooks, Frank A. Ehmann, Raymond R. Hannigan, James R. Leininger, M.D., Peter A. Leininger, M.D., and Bernhard T. Mittemeyer, M.D. were each elected to serve as Directors of the Company until the 1996 Annual Meeting of Shareholders and until their successors were duly elected and qualified. With respect to Mr. Brooks' election, there were 41,151,463 votes for approval and 436,063 votes against approval. With respect to Mr. Ehmann's election, there were 40,978,098 votes for approval and 609,428 votes against approval. With respect to Mr. Hannigan's election, there were 41,151,998 votes for approval and 435,528 votes against approval. With respect to Dr. James Leininger's election, there were 41,151,063 votes for approval and 436,463 votes against approval, no abstentions and no broker nonvotes. With respect to Dr. Peter Leininger's election, there were 41,151,663 votes for approval and 435,863 votes against approval. With respect to Dr. Mittemeyer's election there were 40,980,598 votes for approval and 606,928 votes against approval. No shareholders abstained in the election of the directors and there were no broker nonvotes.

     2. An amendment to the Company's 1987 Key Contributor Stock Option Plan increasing the number of shares which can be granted under the Plan from 4,500,000 shares to 5,750,000 shares was approved. There were 36,311,998 votes for approval, 5,182,869 votes against approval and 29,809 abstentions.

     3. The appointment of KPMG Peat Marwick as the Company's auditors for 1995 was approved. There were 41,489,697 votes for approval, 28,459 votes against approval, 18,766 abstentions and no broker nonvotes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:


          EXHIBIT        BY REFERENCE        DESCRIPTION

              2          Filed herewith      Stock Purchase Agreement
                                             dated June 15, 1995 among
                                             KCI Financial Services,
                                             Inc., Kinetic Concepts,
                                             Inc., Cura Capital
                                             Corporation, MG Acquisition
                                             Corporation and the
                                             Principal Shareholders of
                                             Cura Capital Corporation

             15          Filed herewith      Letter from KPMG
                                             Peat Marwick LLP
                                             dated August 11, 1995

             99          Filed herewith      Executive Committee Stock
                                             Ownership Policy

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  JAMES R. LEININGER, M.D.
               ------------------------
               James R. Leininger, M.D.
               Chairman of the Board


          By:  RAYMOND R. HANNIGAN
               -------------------
               Raymond R. Hannigan
               President and Chief Executive Officer


          By:  BIANCA A. RHODES
               ----------------
               Bianca A. Rhodes
               Senior Vice President,
               Chief Financial Officer and
               Chief Accounting Officer



Date:  August 11, 1995