Form 10-Q
period 1995-09-30
KINETIC CONCEPTS INC /TX/
filed 1995-11-03
CIK 831967

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission file number 1-9913

                             KINETIC CONCEPTS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                       74-1891727
   (State of Incorporation)                 (I.R.S. Employer Identification No.)
      8023 VANTAGE DRIVE
   SAN ANTONIO, TEXAS 78230                            (210) 524-9000
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

             Common Stock: 44,269,290 shares as of October 1, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1995             1994
                                                                      -------------    ------------
                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................    $  49,853        $ 43,241
  Accounts receivable, net..........................................       52,193          55,456
  Finance lease receivables, current................................           --           8,051
  Inventories.......................................................       22,662          18,167
  Note receivable, current, net.....................................          671           6,014
  Prepaid expenses and other........................................        5,491           4,474
                                                                        ---------        --------
     Total current assets...........................................      130,870         135,403
                                                                        ---------        --------
Net property, plant and equipment...................................       60,830          51,357
Finance lease receivables, net of current...........................           --           7,242
Note receivable from principal shareholder..........................       10,000              --
Other notes receivable, net.........................................        3,276           3,187
Goodwill, net.......................................................       14,312          15,476
Other assets, net...................................................       19,960          15,989
Deferred income tax benefit, net....................................           --           4,077
                                                                        ---------        --------
          Total assets..............................................    $ 239,248        $232,731
                                                                        =========        ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................    $   4,567        $  4,079
  Note payable......................................................           --           1,878
  Current installments of long-term obligations.....................           --           3,410
  Accrued expenses..................................................       27,544          27,280
  Income tax payable................................................        3,583           8,025
                                                                        ---------        --------
     Total current liabilities......................................       35,694          44,672
                                                                        ---------        --------
Long-term obligations, excluding current installments...............           --           2,636
Deferred income taxes, net..........................................          392              --
                                                                        ---------        --------
          Total liabilities.........................................       36,086          47,308
                                                                        ---------        --------
Commitments and contingencies (Note 5)
Shareholders' equity:
Common stock; issued and outstanding 44,269 in 1995 and 43,921 in
  1994..............................................................           44              44
Additional paid-in capital..........................................       11,700          10,053
Retained earnings...................................................      190,858         175,480
Cumulative foreign currency translation adjustment..................          750            (154)
Notes receivable from officers......................................         (190)             --
                                                                        ---------        --------
          Total shareholders' equity................................      203,162         185,423
                                                                        ---------        --------
          Total liabilities and shareholders' equity................    $ 239,248        $232,731
                                                                        =========        ========

     See accompanying notes to condensed consolidated financial statements.

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------    --------------------
                                                       1995        1994        1995        1994
                                                      -------    --------    --------    --------
Revenue:
  Rental and service................................  $53,284    $ 58,629    $152,138    $177,790
  Sales and other...................................    8,322      11,610      26,285      32,285
                                                      -------    --------    --------    --------
     Total revenue..................................   61,606      70,239     178,423     210,075
                                                      -------    --------    --------    --------
Rental expenses.....................................   34,057      39,162     102,009     125,167
Cost of goods sold..................................    2,750       6,112      10,979      16,504
                                                      -------    --------    --------    --------
     Gross profit...................................   24,799      24,965      65,435      68,404
Selling, general and administrative expenses........   12,065      14,631      34,407      40,874
Unusual items.......................................       --     (82,868)         --     (82,868)
                                                      -------    --------    --------    --------
     Operating earnings.............................   12,734      93,202      31,028     110,398
Interest (income) expense, net......................   (2,406)      1,976      (3,496)      5,477
                                                      -------    --------    --------    --------
     Earnings before income taxes, minority interest
       and cumulative effect of change in accounting
       for inventory................................   15,140      91,226      34,524     104,921
Income taxes........................................    6,605      42,585      14,175      49,625
                                                      -------    --------    --------    --------
     Earnings before minority interest and
       cumulative effect of change in accounting for
       inventory....................................    8,535      48,641      20,349      55,296
                                                      -------    --------    --------    --------
Minority interest in subsidiary loss................       --          --          --          40
Cumulative effect of change in accounting for
  inventory.........................................       --          --          --         742
                                                      -------    --------    --------    --------
     Net earnings...................................  $ 8,535    $ 48,641    $ 20,349    $ 56,078
                                                      =======    ========    ========    ========
Earnings per common and common equivalent share:
     Earnings before cumulative effect of change in
       accounting principle.........................  $  0.19    $   1.10    $   0.45    $   1.25
     Cumulative effect of change in accounting for
       inventory....................................       --          --          --        0.02
                                                      -------    --------    --------    --------
     Earnings per share.............................  $  0.19    $   1.10    $   0.45    $   1.27
                                                      =======    ========    ========    ========
Shares used in earnings per share computations......   45,570      44,053      45,306      44,006
                                                      =======    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings........................................................  $ 20,349     $  56,078
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization....................................    16,803        31,833
     Provision for uncollectible accounts receivable..................     1,025           284
     Noncash portion of unusual items.................................        --        32,616
     Loss on KCIFS disposition........................................     2,933            --
     Gain on Medical Services disposition.............................        --        (8,757)
     Change in assets and liabilities:
       Decrease (increase) in accounts receivable, net................     2,001           (49)
       Decrease in notes receivable...................................     5,343            12
       Increase in inventory..........................................    (4,800)       (1,648)
       Decrease (increase) in prepaid expenses and other assets.......    (1,219)        3,373
       Increase (decrease) in accounts payable........................     1,163        (2,521)
       Increase in accrued expenses...................................       526         7,009
       Decrease in income taxes payable...............................    (4,442)      (21,574)
       Increase in deferred income taxes..............................     4,469        19,971
                                                                        --------     ---------
          Net cash provided by operating activities...................    44,151       116,627
                                                                        --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment.........................   (25,190)      (10,706)
  Increase (decrease) in inventory to be converted into equipment for
     short-term rental................................................    (2,250)        3,650
  Dispositions of property, plant, and equipment......................       516         3,652
  Proceeds from KCIFS disposition.....................................     7,182            --
  Proceeds from Medical Services disposition..........................        --        65,300
  Decrease in finance lease receivables, net..........................       339         1,044
  Note received from principal shareholder............................   (10,000)           --
  Increase in other assets............................................    (4,333)         (966)
                                                                        --------     ---------
          Net cash (used) provided by investing activities............   (33,736)       61,974
                                                                        --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of note payable and long-term obligations................      (800)     (102,244)
  Repayments of capital lease obligations.............................       (60)       (2,347)
  Proceeds from the exercise of stock options.........................     2,708            22
  Purchase and retirement of treasury stock...........................    (1,251)         (477)
  Cash dividends paid to shareholders.................................    (4,971)       (4,938)
  Other...............................................................        --          (792)
                                                                        --------     ---------
          Net cash used by financing activities.......................    (4,374)     (110,776)
                                                                        --------     ---------
Effect of exchange rate changes on cash and cash equivalents..........       571           377
                                                                        --------     ---------
Net increase in cash and cash equivalents.............................     6,612        68,202
Cash and cash equivalents, beginning of year..........................    43,241        10,280
                                                                        --------     ---------
Cash and cash equivalents, end of period..............................  $ 49,853     $  78,482
                                                                        ========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for
     Interest.........................................................  $    362     $   5,042
     Income taxes.....................................................  $ 11,577     $  13,644

     See accompanying notes to condensed consolidated financial statements.

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and its subsidiaries (the "Company"). The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented for the interim periods is unaudited and subject to year-end audit and adjustments.

(2) INVENTORY COMPONENTS

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1995              1994
                                                                 -------------     ------------
    Finished goods...............................................    $ 3,605         $  3,086
    Work in process..............................................      2,885            1,642
    Raw materials, supplies and parts............................     22,672           17,689
                                                                     -------         --------
                                                                      29,162           22,417
    Less amounts expected to be converted into equipment for
      short-term rental..........................................     (6,500)          (4,250)
                                                                     -------         --------
              Total inventories..................................    $22,662         $ 18,167
                                                                     =======         ========

(3) CREDIT AGREEMENT

     On May 8, 1995, the Company entered into an unsecured revolving credit agreement (the "Credit Agreement") with a bank as an agent for itself and certain other financial institutions. The Credit Agreement provides for a $50.0 million one-year revolving credit facility (the "Revolver") with a two year renewal option. Any advances under the Revolver are due at the end of the period covered by the Credit Agreement. The interest rate payable on borrowings under the Credit Agreement is at the election of the Company: (i) the Bank's reference rate, or (ii) the London inter-bank offered rate quoted to the Bank for one, two, three, or six month Eurodollar deposits adjusted for appropriate reserves("LIBOR") plus 40 basis points. The Credit Agreement requires that the Company maintain certain specified ratios and meet certain financial targets and also contains certain customary covenants. At September 30, 1995, the entire amount of the Revolver was available and the Company was in compliance with all covenants.

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

(4) SHARES USED IN EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE COMPUTATIONS

     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                                              THREE MONTHS      NINE MONTHS
                                                                 ENDED             ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                            ----------------  ----------------
                                                             1995     1994     1995     1994
                                                            -------  -------  -------  -------
    Average outstanding common shares.....................   44,238   43,866   44,144   43,914
    Average common equivalent shares - dilutive effect of
      option shares.......................................    1,332      187    1,162       92
                                                             ------   ------   ------   ------
    Shares used in earnings per share computations........   45,570   44,053   45,306   44,006
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

(5) COMMITMENTS AND CONTINGENCIES

     On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes on several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of other claims. Novamedix seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is party to several lawsuits arising in the ordinary course of its business, including product liability claims, and is contesting certain adjustments proposed by the Internal Revenue Service to prior-years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material adverse effect on the Company's business, financial condition or results of operations.

(6) TRANSACTION WITH RELATED PARTY

     In August 1995, the Company made a loan of $10.0 million to James R. Leininger, M.D., the principal shareholder and chairman of the Company's Board of Directors. Interest is payable in annual installments at the rate of 7.94%. The note matures on August 21, 1997, at which date the unpaid principal balance is due and payable. The note further provides that, if Dr. Leininger sells any shares of the Company's common stock he currently holds, during the term of the note, he must prepay the note using 25% of the sales proceeds. The note is secured by a Stock Pledge Agreement covering one million shares of common stock in Kinetic Concepts, Inc.

(7) NEW ACCOUNTING PRONOUNCEMENT -- ACCOUNTING FOR ASSET IMPAIRMENT

     During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt Statement 121 in the fiscal year beginning January 1,

                    KINETIC CONCEPTS, INC. AND SUBSIDIARIES

1996. Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not completed all of the analysis required to estimate the impact of the new statement; however, the adoption of Statement 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Kinetic Concepts, Inc.:

     We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

San Antonio, Texas
October 17, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The health care industry is facing various challenges, including increased pressure on health care providers to control costs, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven and cost effective therapies. The pressure to control health care costs intensified during 1993 as a result of the health care reform debate and has continued through 1995 as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. While the exact amount and nature of the federal health care budget cuts are not final, the Company believes that health care providers will continue to experience increased cost control pressures. The expected reductions in future hospital payment rates will increase the cost pressures on hospitals but the Company does not believe that the manner in which hospitals are currently reimbursed will materially change in the foreseeable future. However, current Congressional proposals would change the method of reimbursement in extended and home care settings from retrospective cost-based systems to prospective payment systems similar to the system adopted for hospitals in 1983. In a prospective payment system, reimbursement is based on national averages of costs for the care of the patient instead of on costs actually incurred and decisions on selecting the products and services used in patient care are based on clinical and cost effectiveness.

     Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's average daily rental rates on its products. These industry trends, together with the increasing migration of patients from acute care to extended and home care settings have had the effect of reducing the Company's revenue from acute care facilities. The Company expects these industry trends to continue. The Company is addressing these trends by increasing its marketing efforts beyond its existing base of more than 1000 acute care hospitals to market to an additional 2000 medium to large hospitals in which the Company has a relatively small presence. The Company further believes that the introduction of the TriaDyne and BariKare beds will enable it to further penetrate this market.

     Beginning in 1993, the Company restructured its management and operations to meet the increasing demands for improved patient outcomes at lower costs. The Company began assembling a new management team that has concentrated on the Company's core lines of business, divested three underperforming businesses and implemented various programs to reduce the Company's operating costs and to improve its information systems. On September 30, 1994, the Company sold certain assets of its Medical Services Division ("Medical Services") which rented movable critical care and life support equipment, to Mediq/PRN Life Support Services-I, Inc. ("Mediq/PRN"). On March 27, 1995, the Company sold the assets of Medical Retro Design, Inc. ("MRD"), a subsidiary that refurbished standard hospital beds and furniture. On June 15, 1995, the Company sold all of the stock of KCI Financial Services, Inc. ("KCIFS"), a medical equipment leasing company.

     Generally, the Company's customers prefer to rent rather than purchase patient support surfaces, due to such considerations as high initial capital outlays and extensive maintenance requirements. As a result, rental revenue is a high percentage of the overall revenue of the Company. More recently, sales have increased as a portion of the Company's revenue, and the Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medical devices, mattress overlays and mattress replacement systems. Because of the cost pressures within the health care industry, patients are leaving the acute care setting sooner, thereby increasing the demand for the Company's products in the extended and home care settings. This demand increases the utilization of certain of the Company's products which were originally developed for acute care settings and provides an additional market for sales of low-cost products such as mattress overlays and mattress replacement systems.

RESULTS OF OPERATIONS

  Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year ($ in thousands):

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------
                                                                                VARIANCE
                                                            REVENUE             INCREASE
                                                         RELATIONSHIP          (DECREASE)
                                                         -------------      ----------------
                                                         1995     1994         $         PCT
                                                         ---      ----      --------     ---
Revenue:
  Rental and service....................................  86%       83%     $ (5,345)     (9)%
  Sales and other.......................................  14        17        (3,288)    (28)
                                                         ---      ----      --------
          Total revenue................................. 100%      100%       (8,633)    (12)%
                                                         ---      ----      --------
Rental expenses.........................................  55        56        (5,105)    (13)
Cost of goods sold......................................   5         8        (3,362)    (55)
                                                         ---      ----      --------
          Gross profit..................................  40        36          (166)     (1)
Selling, general and administrative expenses............  19        21        (2,566)    (18)
Unusual items...........................................  --      (118)      (82,868)
                                                         ---      ----      --------
          Operating earnings............................  21       133       (80,468)    (86)
Interest (income) expense, net..........................  (4)        3        (4,382)     --
                                                         ---      ----      --------
          Earnings before income taxes..................  25       130       (76,086)    (83)
Income taxes............................................  11        61       (35,980)    (84)
                                                         ---      ----      --------
          Net earnings..................................  14%       69%     $(40,106)    (82)%
                                                         ===      ====      ========

     The Company's revenue is derived from five primary markets. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these markets (in millions):

                                                                        THREE MONTHS
                                                                            ENDED
                                                                        SEPTEMBER 30,
                                                                       ---------------
                                                                       1995      1994
                                                                       -----     -----
        Acute........................................................  $29.0     $26.1
        Extended.....................................................    9.9       8.8
        Home.........................................................    3.6       3.8
        International................................................   15.2      12.5
        Medical devices..............................................    3.8       3.6
        Other(1).....................................................     .1      15.4
                                                                       -----     -----
                  Total revenue......................................  $61.6     $70.2
                                                                       =====     =====

---------------

(1) Consists of revenue of Medical Services, KCIFS, MRD and other sales.

     In September 1994, the Company settled a patent infringement suit against its principal competitor, Support Systems International, Inc. ("SSI"), a predecessor in interest to Hill-Rom, Inc., for $84.8 million. In connection with the settlement, SSI agreed to withdraw its high-end product from the market. The comparability of the Company's financial results for the three months ended September 30, 1995 and 1994 was significantly impacted by this settlement and the pre-tax gain of $8.1 million from the sale of certain assets of Medical Services. Partially offsetting these items were certain miscellaneous unusual items, primarily dispositions of overstocked inventory and underutilized assets and a write-down of the carrying value of the assets of MRD which had a negative impact of $6.8 million. The following is a summary of the unusual items recorded in the third quarter of 1994 (in thousands):

    SSI settlement.............................................................  $84,750
    Legal fees related to the SSI settlement...................................   (3,154)
    Pre-tax gain on sale of Medical Services...................................    8,121
    Miscellaneous..............................................................   (6,849)
                                                                                 -------
    Unusual items in operating earnings........................................  $82,868
                                                                                 =======

     Each reference herein to "on a pro forma basis" shall mean that the results for the period have been adjusted to reflect the sales of Medical Services and KCIFS as if such sales had occurred on January 1, 1994.

     Total revenue for the third quarter of 1995 was $61.6 million, a decrease of $8.6 million or 12.3% from the same period in 1994. This decrease was primarily the result of the sale of Medical Services in September 1994. On a pro forma basis, total revenue in the third quarter of 1995 would have increased by $6.3 million or 11.4% to $61.6 million from $55.3 million in the third quarter of 1994 primarily as a result of growth in the Company's international and acute care markets combined with smaller increases in each of the Company's other primary markets. Revenue from acute care facilities was $29.0 million in the third quarter of 1995, an increase of $2.8 million or 10.8% from the third quarter of 1994 primarily as a result of increased therapy days in the acute care setting. The increase in therapy days was due partly to the successful introduction of new products, including the BariKare and the TriaDyne, combined with a continuing shift in product mix toward lower-cost overlays. Revenue from extended care settings in the quarter was $9.9 million, an increase of 12.7% from the 1994 period, due primarily to increased patient days as patients migrated from high-cost, acute care settings to lower-cost extended care settings. Revenue from home care settings was $3.6 million, a decrease of $0.1 million or 3.1% from the third quarter of 1994 which reflects the Company's decision to shift to an independent dealer network at the beginning of the year. This network provides easier access to a larger patient population; however, revenue received from dealers is net of dealer service expenses. Revenue from the Company's international operations was $15.2 million in the 1995 period, up $2.7 million or 21.7% from the 1994 period. Increased market penetration and increased product sales contributed to this higher international revenue. Revenue from medical device operations was $3.8 million in the 1995 period, an increase of $0.2 million or 5.5% from the 1994 period, primarily as a result of greater market penetration of the PlexiPulse.

     Rental expenses consist largely of personnel costs, depreciation of the Company's rental equipment, and related facility costs. Rental expenses for the quarter ended September 30, 1995 were $34.1 million, a decrease of $5.1 million or 13.0% over the same period in 1994. This decrease was a result of the sale of Medical Services in September 1994. On a pro forma basis, rental expenses for the third quarter of 1995 would have been $34.1 million, an increase of $3.1 million or 10.2% over the same period in 1994. On a pro forma basis, as a percentage of revenue, rental expenses would have been 55.3% in the third quarter of 1995 compared to 55.9% in the third quarter of 1994. This decrease is primarily attributable to the pro forma increase in revenue, as the majority of these costs are relatively fixed, combined with a reduction in field headcount and depreciation expense.

     Gross profit for the third quarter ended September 30, 1995 was $24.8 million, a decrease of $166,000 or 0.7% over the same period in 1994, primarily as a result of the sale of Medical Services in September 1994. On a pro forma basis, gross profit in the third quarter of 1995 was $24.8 million, an increase of $4.2 million or 20.4% from the third quarter of 1994. On a pro forma basis, as a percentage of revenue, gross profit would have increased to 40.3% in 1995 from 37.2% in 1994 as a result of the increase in pro forma revenue, the relatively fixed nature of the rental expenses and the reduction in headcount and depreciation expense as discussed above.

     Selling, general and administrative expenses for the third quarter of 1995 were $12.1 million, a decrease of $2.6 million or 17.5% over the same period in 1994 largely as a result of the sale of Medical Services in September 1994. On a pro forma basis, selling, general and administrative expenses would have been $12.1 million, an increase of $2.4 million or 24.7% from the third quarter of 1994. On a pro forma basis, as a percentage of revenue, selling, general, and administrative expenses would have been 19.6% in the third quarter of 1995 compared to 17.5% in the same 1994 period. These increases relate primarily to common overhead costs, previously allocated to Medical Services, which have been absorbed by the Company, being partially offset by the Company's cost reduction efforts.

     Operating earnings for the quarter ended September 30, 1995 were $12.7 million, a decrease of $80.5 million or 86.3% from the same period in 1994, primarily as a result of the patent litigation settlement. On a pro forma basis and excluding the patent litigation settlement and the other unusual items, operating earnings would have been $12.7 million in the 1995 period, an increase of $1.8 million or 16.7%. On a pro forma basis and excluding the patent litigation settlement and the other unusual items, as a percentage of revenue, operating earnings would have increased to 20.7% for the third quarter ended September 30, 1995 from 19.7% in the comparable 1994 period due substantially to the improved gross profit discussed above.

     Net interest income for the three months ended September 30, 1995 was $2.4 million as compared to net interest expense of $2.0 million for the same period in 1994. This change was primarily a result of the repayment of the Company's outstanding long-term debt at the end of the third quarter of 1994. On a pro forma basis, net interest income for the third quarter ended September 30, 1995 would have been $2.4 million compared to net interest expense of $.2 million in the prior year period. This difference was primarily due to the fact that the 1995 results include interest income and a reduction in interest expense resulting from the additional cash provided by the patent litigation settlement. In addition, interest income for the three month period in 1995 included $1.5 million representing the principal received in excess of the discounted value of the Mediq/PRN notes.

     The Company's effective income tax rate for the three months ended September 30, 1995 was 43.6% compared to 46.7% for the same period in 1994. This decrease was due primarily to the prior-year write-off of the goodwill associated with Medical Services.

     Net earnings for the third quarter ended September 30, 1995 were $8.5 million, or $0.19 per share, a decrease of $40.1 million from $48.6 million, or $1.10 per share, in the 1994 period, primarily as a result of the prior-year benefit from the patent litigation settlement and the net loss from the sale of KCIFS in 1995, offset in part by the net loss from the sale of Medical Services and other unusual items in 1994. On a pro forma basis and excluding the effect of the patent litigation settlement and other unusual items, net earnings would have decreased by 4.3% to $8.5 million or $.19 per share in the third quarter of 1995 from $8.9 million, or $.20 per share, in the third quarter of 1994. This decrease is due to lower pro forma income taxes in the third quarter of 1994 as the Company utilized certain foreign tax credits and the losses from MRD which reduced income tax expense.

  Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior-year ($ in thousands):

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                                    VARIANCE
                                                                      REVENUE       INCREASE
                                                                    RELATIONSHIP   (DECREASE)
                                                                    ------------  --------------
                                                                    1995  1994      $      PCT
                                                                    ----  ----    ------   ----
Revenue:
  Rental and service..............................................   85%   85%  $(25,652)  (14%)
  Sales and other.................................................   15    15     (6,000)   (19)
                                                                    ----  ----  --------
                                                                    100%  100%   (31,652)   (15)
Rental expenses...................................................   57    59    (23,158)   (19)
Cost of goods sold................................................    7     8     (5,525)   (33)
                                                                    ----  ----  --------
     Gross profit.................................................   36    33     (2,969)    (4)
Selling, general and administrative expenses......................   19    19     (6,467)   (16)
Unusual items.....................................................   --   (39)   (82,868)
                                                                    ----  ----  --------
     Operating earnings...........................................   17    53    (79,370)   (72)
Interest (income) expense, net....................................   (2)    3     (8,973)  (164)
                                                                    ----  ----  --------
     Earnings before income taxes, minority interest and
      cumulative effect of change in accounting principle.........   19    50    (70,397)   (67)
Income taxes......................................................    8    24    (35,450)   (71)
                                                                    ----  ----  --------
     Earnings before minority interest and cumulative effect of
      change in accounting principle..............................   11    26    (34,947)   (63)
Minority interest in subsidiary loss..............................   --    --        (40)    --
Cumulative effect of change in accounting principle...............   --     1       (742)    --
                                                                    ----  ----  --------
     Net earnings.................................................   11%   27%  $(35,729)  (64%)
                                                                    ====  ====  ========

     The Company's revenue is derived from five primary markets. The following table sets forth, for the periods indicated, the amount of revenues derived from each of these markets (in millions):

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       -------------------
                                                                        1995         1994
                                                                       ------       ------
    Acute............................................................  $ 81.5       $ 81.1
    Extended.........................................................    27.0         25.1
    Home.............................................................    10.4         10.2
    International....................................................    44.7         33.9
    Medical devices..................................................    11.7          9.8
    Other(1).........................................................     3.1         50.0
                                                                       ------       ------
              Total revenue..........................................  $178.4       $210.1
                                                                       ======       ======

---------------

(1) Consists of revenue of Medical Services, KCIFS, MRD and other sales.

     The comparability of the Company's financial results for the nine months ended September 30, 1994 and 1995 is significantly impacted by the patent litigation settlement in September 1994 for $84.8 million, the pre-tax gain of $8.1 million from the sale of certain assets of Medical Services. Partially offsetting these items were certain miscellaneous unusual items, primarily dispositions of overstocked inventory and underutilized assets and a write-down of the carrying value of the assets of MRD, which had a negative impact of $6.8 million. See "-- Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994."

     Total revenue for the first nine months of 1995 was $178.4 million, a decrease of $31.7 million or 15.1% from the same period in 1994. This decrease was primarily the result of the sale of Medical Services in September 1994. On a pro forma basis, total revenue in the first nine months of 1995 would have increased by $14.3 million or 8.8% to $176.9 million from $162.7 million in the first nine months of 1994 primarily as a result of growth in the Company's international operations combined with smaller increases in each of the Company's other primary markets. Revenue from acute care facilities was $81.5 million in the first nine months of 1995, an increase of $0.4 million or 0.5% from the first nine months of 1994 primarily as a result of increased therapy days in the acute care setting, due partly to the successful introduction of new products, including the BariKare and the TriaDyne, offset by a continuing shift in product mix toward lower-cost overlays. Revenue from extended care settings in the first nine months of 1995 was $27.0 million, an increase of $1.9 million or 7.6% from the 1994 period, due primarily to increased patient days as patients migrated from high-cost, acute care settings to lower-cost, extended care settings. Revenue from home care settings was $10.4 million, an increase of $0.2 million or 2.0% from the first nine months of 1994 which reflects the Company's decision to shift to an independent dealer network at the beginning of the year. This network provides easier access to a larger patient population; however, revenue received from dealers is less than that which the Company would receive from direct sales because revenue from dealers is net of dealer service expense. Revenue from the Company's international operations was $44.7 million in the 1995 period, up $10.8 million or 31.7% from the 1994 period. Increased market penetration, and increased product sales contributed to this higher international revenue. Revenue from medical device operations was $11.7 million in the 1995 period, an increase of $1.9 million or 19.6% from the 1994 period, primarily as a result of greater market penetration of the PlexiPulse.

     Rental expenses for the nine months ended September 30, 1995 were $102.0 million, a decrease of $23.2 million or 18.5% over the same period in 1994. This decrease was a result of the sale of Medical Services in September 1994. On a pro forma basis, rental expenses for the first nine months of 1995 would have been $102.0 million, an increase of $1.2 million or 1.2% over the same period in 1994. On a pro forma basis, as a percentage of revenue, rental expenses would have been 57.7% in the first nine months of 1995 compared to 62.0% in the first nine months of 1994. This decrease is primarily attributable to the pro forma increase in revenue, as the majority of these costs are relatively fixed, combined with a reduction in field headcount and depreciation expense.

     Gross profit for the nine months ended September 30, 1995 was $65.4 million, a decrease of $3.0 million or 4.3% over the same period in 1994, primarily as a result of the sale of Medical Services in September 1994. On a pro forma basis, gross profit in the first nine months of 1995 would have been $64.0 million, an increase of $11.8 million or 22.6% from the first nine months of 1994. On a pro forma basis, as a percentage of revenue, gross profit would have increased to 36.2% in 1995 from 32.0% in 1994 as a result of the increase in pro forma revenue, the relatively fixed nature of the rental expenses, and the reduction in headcount and depreciation expense as discussed above.

     Selling, general and administrative expenses for the first nine months of 1995 were $34.4 million, a decrease of $6.5 million or 15.8% over the same period in 1994 as a result of the sale of Medical Services in September 1994. On a pro forma basis, selling, general and administrative expenses would have been $30.6 million, an increase of $4.6 million or 17.8% in the first nine months of 1995 from the first nine months of 1994. On a pro forma basis, as a percentage of revenue, selling, general, and administrative expenses would have been 17.3% in the first nine months of 1995 compared to 16.0% in the same 1994 period. These increases relate primarily to common overhead costs, previously allocated to Medical Services, which have been absorbed by the Company, being partially offset by the Company's cost reduction efforts.

     Operating earnings for the nine months ended September 30, 1995 were $31.0 million, a decrease of $79.4 million or 71.9% from the same period in 1994, primarily as a result of the sale of Medical Services in 1994 and the effect of the patent litigation settlement. On a pro forma basis and excluding the patent litigation settlement and the other unusual items, operating earnings would have been $33.4 million, an increase of $7.2 million or 27.4% from the 1994 period. On a pro forma basis and excluding the patent litigation settlement and the other unusual items, as a percentage of revenue, operating earnings would have increased to 18.9% for the nine months ended September 30, 1995 from 16.1% in the comparable 1994 period due substantially to the improved gross profit discussed above.

     Net interest income for the nine months ended September 30, 1995 was $3.5 million as compared to net interest expense of $5.5 million for the same period in 1994. This change was a result of the repayment of the Company's outstanding long-term debt at the end of the third quarter of 1994. On a pro forma basis, net interest income for the nine months ended September 30, 1995 would have been $4.1 million compared to net interest expense of $0.02 million in the prior-year period. This difference was primarily due to the fact that the 1995 results include interest income and a reduction in interest expense resulting from the additional cash provided by the patent litigation settlement. In addition, interest income for 1995 included $1.5 million representing the principal received in excess of the discounted value of the Mediq/PRN notes.

     The Company's effective income tax rate for the nine months ended September 30, 1995 was 41.1% compared to 47.3% for the same period in 1994. This decrease was primarily a result of the recognition in 1995 of certain foreign tax credits, the utilization of net operating loss carryforwards of MRD in the last quarter of 1994 and the write-off of the goodwill associated with Medical Services in September 1994.

     During the first three months of 1994, the Company also recorded the cumulative effect of a change in its inventory accounting method. This resulted in a one-time after-tax earnings increase of $742,000, or $0.02 per share.

     Net earnings for the nine months ended September 30, 1995 were $20.3 million, or $0.45 per share, a decrease of $35.7 million from $56.1 million, or $1.27 per share, in the comparable 1994 period. This decrease was due primarily to the benefit from the patent litigation settlement in 1994 and the net loss from the sale of KCIFS in 1995, and offset in part by the net loss from the sale of Medical Services and other unusual items in 1994. On a pro forma basis and excluding the effect of the patent litigation settlement and other unusual items, net earnings would have increased by 27.4% to $22.2 million or $0.49 per share in the first nine months of 1995 from $17.4 million, or $0.40 per share, in the first nine months of 1994. On a pro forma basis and excluding the effect of the patent litigation settlement and other unusual items, as a percentage of revenue, net earnings would have increased to 12.5% in the 1995 period from 10.7% in the 1994 period, primarily as a result of the improvement in gross profit discussed above.

LEGAL PROCEEDINGS

     On February 21, 1992, Novamedix filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes on several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of other claims. Novamedix seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to enter into exclusive agreements to rent specialty beds in order to receive substantial discounts on products over which they have monopoly power -- hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery is just beginning and it is not possible to predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

     The Company is party to several lawsuits arising in the ordinary course of its business, including product liability claims, and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had current assets of $130.9 million and current liabilities of $35.6 million resulting in a working capital surplus of $95.2 million, compared to a surplus of $90.7 million at December 31, 1994. The increase in this surplus was due primarily to improved earnings.

     Through the nine months ended September 30, 1995, the Company made capital expenditures of $25.2 million and expects to make additional capital expenditures of approximately $3.0 million in the remainder of 1995. The 1995 capital expenditures primarily relate to the Company's new TriaDyne and BariKare products and the design and development of new information systems. Other than the committed capital expenditure for new product inventory for the remainder of 1995 of $1.8 million, the Company has no material long-term capital commitments.

     The Company's Credit Agreement permits unsecured borrowings of up to $50.0 million. At September 30, 1995, the entire borrowing base of $50.0 million was available, the interest rate payable on borrowings under the Credit Agreement is, at the election of the Company, Bank of America's reference rate or the London interbank offered rate quoted to Bank of America for one, two, three or six month Eurodollar deposits adjusted for appropriate reserves plus 40 basis points. The Credit Agreement requires that the Company maintain specified ratios and meet certain financial targets and also contains certain customary covenants. At December 31, 1994 and September 30, 1995, the Company was in compliance with all covenants.

     During the nine months ended September 30, 1995 the Company generated $44.2 million in cash from operating activities compared to $116.6 million during the same period in 1994. The primary reason for this difference was the sale of Medical Services and the patent litigation settlement. Investment activities for the nine months ended September 30, 1995, used $33.7 million, including capital expenditures of $25.2 million and a $10.0 million loan to James R. Leininger, M.D., chairman of the Company's board of directors. Financing activities for the nine month period ended September 30, 1995 used $4.4 million consisting primarily of dividends paid to shareholders.

     At September 30, 1995, cash and cash equivalents totalling $49.9 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and cash reserves will be adequate to meet its anticipated requirements for working capital and capital expenditures through 1996.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

EXHIBIT      BY REFERENCE                             DESCRIPTION
-------     ---------------    ----------------------------------------------------------
 2.1        Form 10-Q for      Stock Purchase Agreement dated June 15, 1995 among KCI
            the Quarterly      Financial Services, Inc., Kinetic Concepts, Inc., Cura
            Period Ended       Capital Corporation, MG Acquisition Corporation, and the
            June 30, 1995      Principal Shareholders of Cura Capital Corporation.
 2.2        Filed herewith     Promissory Note dated August 21, 1995 in the principal
                               amount of $10,000,000 payable by James R. Leininger, M.D.
                               to the order of Kinetic Concepts, Inc., a Texas
                               corporation.
 2.3        Filed herewith     Stock Pledge Agreement, dated August 21, 1995, by and
                               between James R. Leininger, M.D. and Kinetic Concepts,
                               Inc., a Texas Corporation.
15          Filed herewith     Letter from KPMG Peat Marwick LLP dated October 31, 1995
27          Filed herewith     Financial Data Schedule
99.1        Form 10-Q for      Executive Committee Stock Ownership Policy
            the Quarterly
            Period Ended
            June 30, 1995
99.2        Filed herewith     Deferred Compensation Plan

  (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KINETIC CONCEPTS, INC.
                                            (Registrant)

                                            By:   JAMES R. LEININGER, M.D.
                                               ------------------------------
                                                  James R. Leininger, M.D.
                                                   Chairman of the Board

                                            By:     RAYMOND R. HANNIGAN
                                               ------------------------------
                                                    Raymond R. Hannigan
                                               President and Chief Executive
                                                          Officer

                                            By:       BIANCA A. RHODES
                                               ------------------------------
                                                      Bianca A. Rhodes
                                                   Senior Vice President,
                                                Chief Financial Officer and
                                                  Chief Accounting Officer

Date: October 31, 1995

                              INDEX TO EXHIBITS

EXHIBIT  BY REFERENCE                     DESCRIPTION
-------  --------------   --------------------------------------------------------
 2.1     Form 10-Q        Stock Purchase Agreement dated June 15, 1995 among KCI
         for the          Financial Services, Inc., Kinetic Concepts, Inc., Cura
         Quarterly        Capital Corporation, MG Acquisition Corporation, and the
         Period Ended     Principal Shareholders of Cura Capital Corporation.
         June 30, 1995
 2.2     Filed herewith   Promissory Note dated August 21, 1995 in the principal
                          amount of $10,000,000 payable by James R. Leininger, M.D.
                          to the order of Kinetic Concepts, Inc., a Texas
                          corporation.
 2.3     Filed herewith   Stock Pledge Agreement, dated August 21, 1995, by and
                          between James R. Leininger, M.D. and Kinetic Concepts,
                          Inc., a Texas Corporation.
15       Filed herewith   Letter from KPMG Peat Marwick LLP dated October 31, 1995
27       Filed herewith   Financial Data Schedule
99.1     Form 10-Q        Executive Committee Stock Ownership Policy
         for the
         Quarterly
         Period Ended
         June 30, 1995
99.2     Filed herewith   Deferrred Compensation Plan