Form 10-K/A
period 1994-12-31
KINETIC CONCEPTS INC /TX/
filed 1996-01-23
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                   FORM 10-K/A - Number 1
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES
                    EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1994

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 0-9913

                        KINETIC CONCEPTS, INC.
   (Exact name of Registrant as specified in its charter)

            Texas                   74-1891727
    (State of Incorporation)     (I.R.S. Employer
                                Identification Number)

        8023 Vantage Drive, San Antonio, Texas  78230
          (Address of Principal Executive Officer)

                       (210) 524-9000
    (Registrant's telephone number, including area code)

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market  value of  the  voting  stock  (which
consists  solely  of  shares  of  Common  Stock)   held   by
non-affiliates of the registrant as of January 19, 1996, (based upon the last sale price of $11.375 per share), was approximately $152,407,244 on such date.

As of January 19, 1996, there were 44,332,806 shares of the Registrants Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated Parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 1994 (in parts I and II) and (b) Definitive Proxy Statement relating to the 1994 Annual Meeting of Shareholders (in Part III), which the Registrant filed no later than 120 days after the close of the Company's fiscal year.

                    INSERT TO FORM 10-K/A

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K (Continued)

3.   The following exhibits are filed as a part of this
Report:

Exhibit   Description

     3.1 Restatement of Articles of Incorporation (filed as Exhibit 3.2 to the Company's Registration
          Statement on Form S-1, as amended (Registration
          No. 33-21353), and incorporated herein by reference).

     3.2  Restated By-Laws of the Company (filed as Exhibit
          3.3 to the Company's Registration Statement on
          Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).

     4.1  Specimen Common Stock Certificate of the Company
          (filed as Exhibit 4.1 to the Annual Report on Form
          10-K for the year ended December 31, 1988, and incorporated herein by reference).

    10.1 Agreement dated September 29, 1987, by and between the Company and Hill-Rom Company, Inc.
          (filed as Exhibit 10.7 to the Company's
          Registration Statement on Form S-1, as amended
          (Registration No. 33-21353), and incorporated herein by reference).

    10.2 Employment and Non-Competition Agreement dated December 26, 1986, by and between the Company and James R. Leininger, M.D. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).

    10.3  Contract dated September 30, 1985, by and between
          Ryder Truck Rental, Inc. and the Company regarding the rental of delivery trucks (filed as Exhibit 10.23 to the Company's Registration
          Statement on Form S-1, as amended (Registration
          No. 33-21353), and incorporated herein by reference).

    10.4  1988 Kinetic Concepts, Inc. Directors Stock
          Option Plan (filed as Exhibit 10.26 to the
          Company's Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).

    10.5  Kinetic Concepts, Inc. Employee Stock Ownership
          Plan and Trust dated January 1, 1989 (filed as
          Exhibit 10.2 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference).

    10.6 1987 Key Contributor Stock Option Plan, as amended, dated October 27, 1989 (filed as Exhibit
          10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

    10.7  Amendment No. 1 to Asset Purchase Agreement dated
          September 30, 1994 by and among Kinetic Concepts,
          Inc., a Texas corporation, KCI Therapeutic
          Services, Inc., a Delaware corporation, MEDIQ
          Incorporated, a Delaware corporation, PRN
          Holdings, Inc., a Delaware corporation and MEDIQ/PRN Life Support Services-I, Inc., a
          Delaware corporation (filed as Exhibit 2.2 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

    10.8 Promissory Note dated September 30, 1994 in the principal amount of $2,000,000 payable by PRN
          Holdings, Inc., a Delaware corporation, to the order of KCI Therapeutic Services, Inc., a
          Delaware corporation (filed as Exhibit 99.1 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

    10.9 Promissory Note dated September 30, 1994 in the principal amount of $2,956,957 payable by MEDIQ/PRN Life Support Services-I, Inc., a
          Delaware corporation, to the order of KCI
          Therapeutic Services, Inc., a Delaware
          corporation (filed as Exhibit 99.2 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.10 Promissory Note dated September 30, 1994 in the principal amount of $3,000,000 payable by PRN
          Holdings, Inc., a Delaware corporation, to the order of KCI Therapeutic Services, Inc., a
          Delaware corporation  (filed as Exhibit 99.3 to
          Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.11 Promissory Note dated September 30, 1994 in the principal amount of $5,000,000 payable by PRN
          Holdings, Inc., a Delaware corporation, to the order of KCI Therapeutic Services, Inc., a
          Delaware corporation (filed as Exhibit 99.4 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.12 Promissory Note dated September 30, 1994 in the principal amount of $5,835,707 payable by MEDIQ/PRN Life Support Services-I, Inc., a
          Delaware corporation, to the order of KCI
          Therapeutic Services, Inc., a Delaware
          corporation (filed as Exhibit 99.5 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.13  Negative Covenants Agreement dated September 30,
          1994 by and among Kinetic Concepts, Inc., a Texas corporation, KCI Therapeutic Services, Inc., a
          Delaware corporation, MEDIQ Incorporated, a
          Delaware corporation, PRN Holdings, Inc., a
          Delaware corporation and MEDIQ/PRN Life Support
          Services-I, Inc., a Delaware corporation (filed as Exhibit 99.6 to the Company's Form 8-K dated
          October 17, 1994, and incorporated herein by reference).

   10.14 Guaranty Agreement dated September 30, 1994 made by PRN Holdings, Inc., a Delaware corporation, in favor of KCI Therapeutic Services, Inc., a
          Delaware corporation (filed as Exhibit 99.7 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.15 Guaranty Agreement dated September 30, 1994 made by MEDIQ Incorporated, a Delaware corporation, in favor of KCI Therapeutic Services, Inc., a
          Delaware corporation (filed as Exhibit 99.8 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.16 Collateral Transfer of Note (Security Agreement) dated September 30, 1994 by MEDIQ Incorporated, a
          Delaware corporation, for the benefit of KCI
          Therapeutic Services, Inc., a Delaware
          corporation (filed as Exhibit 99.9 to the Company's Form 8-K dated October 17, 1994, and incorporated herein by reference).

   10.17 Credit Agreement dated as of May 8, 1995 by and among the Company and Bank of America National
          Trust and Savings Association, as Agent (filed as
          Exhibit 10 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

  *10.18 Purchasing Agreement, dated February 1, 1994, between between the Company, KCI Therapeutic
          Services, Inc. and Voluntary Hospitals of
          America, Inc.

  *10.19 Rental/Purchasing Agreement, dated April 1, 1993 between the Company, KCI Therapeutic Services,
          Inc. and AmHS Purchasing Partners, L.P.

  *10.20  KCI Management 1994 Incentive Program

  *10.21  KCI Employee Benefits Trust Agreement

  *10.22  Letter, dated September 19, 1994, from the
          Company to Raymond R. Hannigan outlining the terms of his employment.

  *10.23 Letter, dated November 22, 1994, from the Company to Christopher M. Fashek outlining the terms of his employment.

  *10.24 Option Agreement, dated November 21, 1994, between Dr. James R. Leininger, Cecelia Leininger and Raymond R. Hannigan.

  *10.25  Option Agreement, dated August 23, 1995, between
          Dr. James R. Leininger, Cecelia Leininger and
          Bianca A. Rhodes.

   10.26 Stock Purchase Agreement dated June 15, 1995 among KCI Financial Services, Inc., Kinetic
          Concepts, Inc., Cura Capital Corporation, MG
          Acquisition Corporation and the Principal
          Shareholders of Cura Capital Corporation (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

   10.27 Promissory Note dated August 21, 1995 in the principal amount of $10,000,000 payable by James
          R. Leininger, M.D. to the order of Kinetic
          Concepts, Inc., a Texas corporation (filed as
          Exhibit 2.2 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

   10.28 Stock Pledge Agreement dated August 21, 1995 by and between James R. Leininger, M.D. and Kinetic
          Concepts, Inc., a Texas corporation (filed as
          Exhibit 2.3 to the Company's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

   10.29 Executive Committee Stock Ownership Plan (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

   10.30 Deferred Compensation Plan (filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

    11.1  Earnings Per Share Computation (filed as Exhibit
          11.1 to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

    13.1  Kinetic Concepts, Inc. 1994 Annual Report to
          Shareholders (furnished for the information of the Commission and not deemed to be "filed," except for those portions expressly incorporated herein by reference) (filed as Exhibit 13.1 to the Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

   *22.1  List of Subsidiaries.

    23.1 Consent by KPMG Peat Marwick dated December, 1995 to incorporation by reference of their reports dated February 14, 1995 in Registration
          Statements on Form S-8 previously filed by the Company. (filed as Exhibit 23.1 to the Annual
          Report on Form 10-K for the year ended December
          31, 1994, and incorporated herein by reference).

*    Filed herewith



EXHIBIT 10.18
                    Purchasing Agreement


     This agreement ("Agreement"), made and entered into as of the 1st day of February, 1994, by and between Voluntary Hospitals of America, Inc., a Delaware corporation ("VHA"), and Kinetic Concepts, Inc. and KCI Therapeutic Services, a Delaware corporation ("Vendor"),

                   Preliminary Statements:

     A. VHA is, among other things, in the business of providing purchasing opportunities with respect to high quality products and services to certain healthcare providers who have appointed VHA as their agent ("VHA Members and Affiliates"), a current list of which has been provided to Vendor by VHA;

     B. Vendor is, among other things the manufacturer of the products listed on Exhibit A hereto ("Products"); and

     C. Vendor and VHA desire to make the Products available for purchase by VHA Members and Affiliates from Vendor pursuant to this Agreement;

     In consideration of the premises, the representations and warranties of the parties, and other good and valuable consideration, the adequacy, receipt and sufficiency of which are acknowledged, the parties agree, subject to the conditions, terms and provisions of this Agreement, as follows:

     Section 1. Offer, Sale and Prices. During the term and for the duration of this Agreement, Vendor agrees to offer to rent and sell and to rent and sell the Products to VHA Members and Affiliates at the prices provided on Exhibit A, and, to the extent not in conflict with the terms and conditions stated here, the terms and conditions stated in Exhibit B.

     Upon prior written notice to VHA, Vendor may offer such lower prices to VHA Members and Affiliates as it deems necessary to respond to competitive situations, provided such offers, if accepted, shall be subject to all other terms and conditions of this Agreement,except for Section 7.

     Vendor shall not offer to VHA Members and Affiliates other products in conjunction with the Products covered by this Agreement under terms and conditions such that VHA Members and Affiliates have no real economic choice except to purchase Products with such other products on a bundled basis, without the prior written notice to VHA.

     Section 2. Delivery, Transportation Charges. Vendor agrees to promptly deliver Products ordered under this Agreement by the VHA Members and Affiliates, FOB San Antonio. Vendor agrees to prepay and absorb charges, if any, for transporting products to the VHA Members and Affiliates.

     Section 3. Billing by and Payment to Vendor. Vendor agrees to directs its invoices for Products ordered hereunder tot he VHA Members and Affiliates. Sales payment terms and 2%-10, Net 30 days. Rental payment terms are 2%- 30, Net 31.

     Section 4. Term and Duration. Subject to the termination provisions contained in Section 5, this
Agreement shall remain in full force and effect from March 1, 1994 through February 28, 1997. Upon the mutual written agreement of the parties, this Agreement may be extended for two one-year terms.

     Section 5. Termination. Notwithstanding anything to the contrary contained herein, this Agreement may be terminated by either party at any time, at will, and without cause upon not less than sixty (60) days prior written notice to the other party.

     Section 6. Price Reduction Meeting. The parties agree to meet, at the request of either party, no less frequently than once in any ninety (90) day period during the term of this Agreement to discuss whether a price reduction for any Product can be agreed upon by both parties.

     Section 7. Favored Customer Pricing.Notwithstanding anything to the contrary contained herein, the price for each Product under this Agreement will be no greater than the lowest price charged by Vendor under similar terms and conditions during the term of this Agreement for such Product or any product which, except for the labeling of which, is substantially similar to such Product. In the event Vendor offers prices lower than provided for in this Agreement under different terms and conditions, Vendor shall communicate immediately all details of such offer to VHA and agrees to offer such lower prices to any VHA Member or
Affiliate   which  is  willing  to  meet  such   terms   and
conditions.

     Section 8. Failure to Supply. In the event Vendor fails to promptly deliver any Product to any VHA Member or Affiliate, and does not offer a reasonably acceptable substitute product at the original price, each such VHA Member or Affiliate may purchase such Product or a reasonably similar competitive product from any source; and Vendor agrees to pay such VHA Member or Affiliate upon request, the difference between the price paid by such VHA Member or Affiliate and such lower price provided for under this Agreement.

     Section 9. Compliance with Laws. Vendor represents, warrants and guarantees that all articles comprising each shipment or delivery by Vendor ("Articles") to or on the order of VHA, VHA Members or Affiliates, or any of their agents, affiliates or customers ("Customers"), are, as of the date of such shipment, in compliance with all federal, state and local laws, statutes, ordinances, rules, regulations and orders. Without limiting the generality of the preceding sentence, Vendor specifically represents, warrants and guarantees that all Articles are not: (a) in violation of Section 5 or 12 of the Federal Trade Commission Act, and are properly labeled as to content as required by applicable Federal Trade Commission Trade Practice Rules;
(b) in violation of any of the provisions of the Fair Packaging and Labeling Act; (c) adulterated or misbranded within the meaning of the Federal Food, Drug and Cosmetic Act, as amended, or within the meaning of any applicable state or municipal law in which the definitions of adulteration and misbranding are substantially identical with those contained in the Federal Food, Drug and Cosmetic Act, or Articles which may not under the provisions of Sections 404, 505, 512, 514 or 515 of said Act be introduced into interstate commerce or is not a banned device under
Section 516 of said Act, or which may not under substantially similar provisions of any state or municipal law be introduced into commerce; (d) in violation of the
Consumer Product Safety Act of 1972, as amended by the Consumer Product Safety Commission Improvements Act of 1976, or any standard and regulation thereunder; (e) in violation of any of the provisions of the Federal Insecticide, Fungicide and Rodenticide Act, as amended by the Federal Environment Pesticide Control Act of 1972; (f) hazardous substances or, if they are hazardous substances, are not misbranded hazardous substances or banned hazardous substances within the meaning of the Federal Hazardous Substances Act as amended (including the former Federal Caustic Poison Act); (g) manufactured or sold in violation of any of the provisions of the Fair Labor Standards Act, as amended, or any regulation or order issued thereunder; (h) misbranded under the provisions of the Wool Products Labeling Act; (i) manufactured or sold in violation of any applicable Equal Employment Opportunity requirement, including those set forth in Section 202 of Executive Order 11246, as amended; (j) manufactured or sold in violation of the Occupational Safety and Health Act of 1970, as amended, any standard or regulation issued thereunder, or any applicable state law or regulation pertaining to job safety or health; (k) in violation of the Toxic Substances Act or any standard or regulation issued thereunder; (l) in violation of the Magnuson-Moss Warranty Federal Trade Commission Improvement Act; (m) in violation of the Biological Products Section of the Public Health Service Act; or (n) in violation of any requirement of the Flammable Fabrics Act, as amended, and regulations and standard thereunder, or applicable codes of the National Fire Protection Association (NFPA) and any applicable state or local laws substantially identical to the Flammable Fabrics Act or which adopt the tests provided for in any applicable code of the NFPA, and that reasonable and representative tests as prescribed by the Consumer Product Safety Commission have been performed to show conformity with applicable flammability standards.

Vendor shall reimburse Customers for any cost associated with any product corrective action, withdrawal or recall requested by Vendor or required by any governmental entity. In the event a product recall or a court action impacting supply occurs, the Vendor shall conduct all product recalls per its established procedure and shall notify VHA in writing within twenty-four hours of any such action. The representations, warranties and guarantees made by Vendor in this Section survive any termination of this Agreement and shall be continuing and binding upon the Vendor and its successors and/or assigns, whichever the case may be, and shall inure to the benefit of Customers, their successors and assigns and to the benefit of their officers, directors, agents and employees and their heirs, executors, administrators, successors and assigns.

     Section 10. Books and Records, Audit. Vendor agrees to keep, maintain and preserve complete, current and accurate books, records and accounts of the transactions contemplated by this Agreement and such additional books, records and accounts as are necessary to establish and verify Vendor's compliance under this Agreement. All such books, records and accounts shall be available for inspection and audit by VHA and its authorized representatives at any time during the term of this Agreement and for two (2) years thereafter, but no more frequently than twice in any consecutive twelve month period and only during reasonable business hours and upon reasonable notice. The exercise by VHA of the right to inspect and audit is without prejudice to any other or additional rights or remedies of either party.

     Section 11. Indemnity and Insurance. Vendor hereby agrees to protect, defend, indemnify and to hold VHA, VHA Members and Affiliates and their respective subsidiaries, affiliates, directors, officers and employees ("Indemnitees") harmless from any loss, liability, damage, cost or expense (including attorneys' fees and other expenses of litigation) because of (i) personal/bodily injury, including death at any time resulting therefrom, or damage to property, including loss of use thereof and downtime, caused by any Product or (ii) any material misrepresentation, breach of warranty or covenant, or other breach or default by Vendor under this Agreement; provided, however, that Vendor shall not be obligated hereunder to defend, indemnify or hold harmless any Indemnitee from any such loss, liability, damage, cost or expense which results from that Indemnitee's misconduct or negligence. Without limiting the generality of the preceding sentence, Vendor agrees to obtain and maintain, at its own expense, commercial general liability insurance including blanket contractual liability and products liability coverages with minimum limits of $1,000,000 per occurrence and $30,000,000 umbrella coverage. Such insurance shall include all Indemnitees as additional insureds. Within thirty (30) days from the date of this Agreement, Vendor shall submit to VHA a certificate of insurance attested by a duly authorized representative of the insurance carrier or carriers, evidencing that the insurance required is in force and in effect and that such insurance will not be canceled or materially changed without giving VHA at least thirty (30) days prior written notice. Vendor's obligations to obtain and maintain the required insurance and submit the required certificate of insurance to VHA shall continue during the term of this Agreement and for five (5) years thereafter.

     Furthermore,  Vendor shall defend, indemnify  and  hold
harmless Indemnitees from and against any liability, damage,
cost   or  expense  arising  out  of  any  claim  of  patent
infringement made with respect to any Product.

     Section 12. Returned Goods. Vendor agrees to accept the return of Products in accordance with Vendor's currently stated policy; provided, however, that Vendor agrees to accept the return of Products delivered by Vendor in error or in a damaged condition without charge and for full credit.

     Section 13. Product Deletion. Notwithstanding anything to the contrary contained in this Agreement, either party may delete any one or more of the Products from this Agreement at any time, at will and without cause upon not less than sixty (60) days prior written notice to Vendor.

     Section  14.    Sole Source.  During the term  of  this
Agreement,  VHA  shall not have in effect an agreement  with
any  other vendor for the rental of therapeutic beds.   This
provision does not apply to standard patient beds.

     The parties have caused this Agreement to be executed and delivered by their respective authorized representatives as of the date stated at the beginning of this Agreement.





                           VOLUNTARY HOSPITALS OF AMERICA,
                           INC. ("VHA")


                           By: /s/ WILLIAM J. ELLIOTT
                              _______________________________
                              William J. Elliott
                              Senior Vice President
                              Supply Chain Management


                           KINETIC CONCEPTS, INC. ("Vendor")


                           By: /s/ SCOTT S. BROOKS
                              ________________________________
                              Authorized Representative



                            Exhibit A
                             to the
                      Purchasing Agreement
           dated as of the 1st day of February, 1994,
                         by and between
              Voluntary Hospitals of America, Inc.
                             ("VHA")
                               and
                     Kinetic Concepts, Inc.
                           ("Vendor")


Redistribution.

      The rental products covered by this Agreement are not for resale or redistribution by VHA Members and Affiliates and cannot be moved off-site without prior written consent of KCI Corporate office. The rental products at all times shall remain the sole property of KCI Therapeutic Services.

Maintenance and Repair.

      KCI Therapeutic Services is responsible for all routine maintenance and repair work performed on rental units at no additional charge to the hospital, unless the service problem has occurred due to hospital's neglect or abuse. If this situation is present, current service and part rates will be charged.

Surrender.

      Upon completion of an order or termination of any rental agreement, KCI shall be entitled to the immediate possession of any equipment.

Returned Goods.

      No purchased items will be accepted without prior written authorization of KCI. There will be a 15% restocking fee charged on all returns. Damaged products, shipping and delivery errors are excluded from a restocking fee.

Breach or Default.

      If a VHA Member or Affiliate does not pay the charges due hereunder or breaches any of the terms and conditions of this Agreement, ceases doing business as a going concern, has a petition filed by or against it under any of the provisions of applicable bankruptcy laws then in effect, makes an assignment for the property, KCI shall have the right to exercise any one or more of the following remedies in order to protect the interest of KCI: i) terminate this Agreement in whole or part; or ii) declare all unpaid charges to be immediately due and payable; or
iii) take possession of any or all items of Equipment, without demand or notice, and without liability to Customer for any damages occasioned by such taking of possession.

Delivery, Transportation Charges.

      A $130.00 delivery charge will be assessed for non-participating VHA hospitals that do less than 50% of their available surface dollars with KCI.


EXHIBIT 10.19


                 AmHS Purchasing Partners, L.P.
                   Rental/Purchasing Agreement

This Rental/Purchase Agreement ("Agreement") made and entered into as of April 1, 1993 by and between Kinetic Concepts, Inc., a Texas Corporation (herein referred to as "KCI"), and its subsidiary, KCI Therapeutic Services, a Delaware Corporation (hereinafter referred to as "KCITS") and AmHS Purchasing Partners, L.P. (hereinafter collectively referred to as "AmHS PP"). The parties agree to the following terms and conditions regarding the rental and sales of KCITS products.

AmHS PP agrees to provide this agreement to the Limited Partners of AmHS PP (hereinafter referred to as "Limited Partners"). KCITS agrees to sell and rent products and services to be facilities (hereinafter referred to as "member facility" or "member facilities") owned, leased, managed by, or affiliated with the Limited Partners participating in the AmHS PP program.

PRIMARY PRODUCTS, ACCESSORIES, SERVICES. The following products are covered by this Agreement:

     A.   Therapeutic Patient Care Equipment

          * KinAir, KinAir TC, KinAir III
          * TheraPulse
          * BioDyne Continuous (Oscillating) Kinetic Therapy
          * Roto Rest Kinetic Treatment Table
          * Risk Management Treatment Systems
          * Fluid Air, FluidAir Plus
          * FirstStep Family of products, Q2Plus, DynaPulse,
            TheraRest
          * Underbed Scales
          * HomeKair Bed

     B. Therapeutic Patient Care Equipment accessories related to the products listed above

     C.   Therapeutic Patient Care Equipment - Services

          * Delivery and pick-up
          * Cleaning
          * Maintenance and repair
          * Additional value services

*The pricing terms and conditions for the aforementioned products are set forth on EXHIBITS "A", and ATTACHMENT "1", "2" and "3".


                 AmHS Purchasing Partners, L.P.
                            Contract

                      Conditions and Terms

1.   Term of Agreement.

     The duration of this agreement will be 5 years for KCITS. The agreement is sole sourced. Contract dates are April 1, 1993, through March 31, 1998. During the term of this agreement, either party may terminate this agreement by serving 60 days written notice to the other party, certified receipt requested.

2.   Administrative Fees.

     KCI will pay AmHS PP an administrative fee of 2% for all net KCITS rental and sales revenue. The administrative fee will be paid via check on a monthly basis and submitted to AmHS PP 30 days following the end of the month. Additional administrative and marketing fees may be added to this program from time to time to maximize contract growth performance when mutually agreed upon by all parties. Payment will be sent via check made payable to AmHS PP and sent to the following lockbox address:

               AmHS Purchasing Partners, L.P.
               Dept 7650
               Los Angeles, CA  90084-7650

3.   Reporting.

     Provided with each administrative fee payment will be supporting rental and sales documentation identifying the calculations made in determining the amount of each such payment. This documentation will be submitted both in hard copy form and electronically on diskette. Per request of AmHS PP, KCI will make an effort to move toward the utilization of the ANSI X.12 standard for electronic data interchange (EDI). Quarterly sales reports will be provided to each Limited Partner at their request.

4.   Pricing.

     All KCITS prices are firm for the entire agreement period. KCITS reserves the right to price competitively on a case by case basis to member facilities without affecting the entire AmHS PP national agreement. These pricing exceptions will be driven at the KCI Regional Vice President level and will be subject to approval by KCI National Accounts, AmHS PP, and the Limited Partner.

5.   Invoicing.

     Invoices shall be issued to member facilities. All payments shall be made to vendor by member facilities. KCI will collect from member facilities, and remit to the appropriate authority, the amount of any present or future tax due. Taxes include any federal, state, or local taxes applicable to KCI products sold. All shipping is F.O.B. destination, prepaid and added.

6.   Billing and Payment Terms.

     All  rental  payments are due NET 30 days.  All  KCITS  sale
     payments  are  due  2%/10 , NET 30 days.   Overdue  invoices
     shall bear the maximum rate of interest allowed by law.

7.   Redistribution.

     The rental products covered by this agreement are not for resale or redistribution by member facilities and cannot be moved off site without prior written consent of KCI Corporate office. The rental products should remain at all times the sole property of KCITS.

8.   Maintenance and Repair.

     KCITS is responsible for all routine maintenance and repair work performed on rental units at no additional charge to the hospital, unless the service problem has occurred due to member facilities' neglect or abuse. If this situation is present, current service and part rates will be charged.

9.   Insurance.

     KCI  currently has general/products liability  and  umbrella
     coverage  in  the  amount  of  thirty-one  million   dollars
     ($31,000,000) aggregate limit.

10.  Additional Products.

     Additional products may be made subject to this agreement by the written consent of both parties.

11.  Discontinued Products.

     KCI retains the rights, in its sole discretion, to discontinue or modify any product. Any product discontinued will cease to be subject to this agreement. KCI agrees to notify AmHS PP within 60 days of any KCI product being discontinued.

12.  Surrender.

     Upon   completion  of  an  order  or  termination  of   this
     agreement, KCI shall be entitled to the immediate possession of any equipment.

13.  Publicity.

     AmHS PP agrees to actively publicize the terms of this agreement to Limited Partners and to help promote the rental of and purchases of KCITS products and services. AmHS PP will designate an individual within AmHS PP to promote and market the agreement. AmHS PP will utilize its internal newsletter, joint mailings to the Limited Partners and members facilities, and advisory committees to directly promote and market the agreement and its status to the Limited Partners.

14.  Returned Goods.

     No  purchased items will be accepted for return without  the prior  written authorization of KCI.  There will  be  a  15%
     restocking  fee  charges  on  all  returns.   Shipping   and
     delivery errors are excluded from a restocking fee.


15.  Legal Action.

     Should any suit be necessary for KCI to enforce this agreement, or to collect over due amounts pursuant to this agreement, committed member facilities agree to pay KCI's reasonable attorney's fees and costs incurred by KCI in such enforcement.

16.  Social Security Act (Safe Harbors).

     AmHS PP, the Limited Partners and their members facilities are aware of and will comply with Section 1128B(b) of the Social Security Act (42 U.S.C.1320a-7b) when seeking reimbursement from any government entity for products supplied under this agreement. Specifically, AmHS PP and the Limited Partners and their member facilities acknowledge that the Act requires proper disclosure of any discounts, rebates, credits, reimbursements and other like programs provided for herein.

17.  Breach or Default.

     If a member facility does not pay the charges due hereunder or concern, has a petition filed by or against it under any of the provisions of applicable bankruptcy laws then in effect, makes an assignment for the property, KCI shall have the right to exercise any one or more of the following remedies in order to protect the interest of KCI; (1) terminate KCI's Agreement with the member facility in whole or part, (2) declare all unpaid charges to be immediately due and payable; (3) take possession of any or all items of Equipment, without demand but with reasonable notice and without liability to a member facility for any damages occasioned by such taking of possession.

18.  Applicable Law.

     This agreement is made under and will be interpreted and governed by Texas Law. KCI shall be solely responsible for compliance with all Federal and State laws and regulations applicable to its products and operations.

     Acknowledgment.   By signing this agreement  the  individual
     signing below represents and acknowledges that they have the company power and authority to bind AmHS PP, to the terms of this Agreement.

Thie corporate agreement is being accepted by:


AmHS Purchasing Partners, L.P.     Kinetic Concepts,Inc. (KCI)
(AmHS PP):

/s/ LYNN DETLOR                    /s/ DENNIS E. NOLL
__________________________         _______________________
Lynn Detlor                        Dennis E. Noll
President, AmHS Purchasing         Vice President, General
Partners, L.P.                     Counsel and Secretary

May 8, 1995                        April 4, 1995
__________________________         _______________________
Date                               Date



                 AmHS Purchasing Partners, L.P.
                            Contract

                      Programs and Services

I.   GENERAL, KCI

     1.   Health Economics Group.

          The Health Economics Group is a dedicated team of health industry financial managers and consultants committed to assisting our customers in maximizing reimbursement and cash flow and minimizing expenses in the areas of framed and non-framed therapeutic surfaces, mobile rental equipment and hospital room furnishings.

          A financial consultant is available at no charge to member facilities.

     2.   KCITS Sales and Service Support.

          KCI has service centers throughout the United States, and a team of professional personnel ranging from Account Executives, Clinical Consultants, Service Technicians as well as Master Service Technicians to serve the member facilities. This team of professionals gives KCITS the capability of providing services to most healthcare communities in hours.

     3.   KCI Financial Services.

          KCI Financial Services is our in-house leasing and financial group. In today's healthcare environment, it is evident that capital resources are more precious than ever and that a flexible alternative to outright purchase can be very valuable to a hospital. KCI Financial Services is available to our contracted customers to provide, 1) Operating Leases, 2) Capital Leases, 3) Rent-to-own programs, and 4) to structure customized financial services.

     4.   Medical "Hot-Line" Program.

          The  KCI Medical Department, staffed with three  M.D.s,
          will   be   available   for   product   related   phone
          consultations 24 hours a day at 1-800-531-5346.

II.  KCI THERAPEUTIC SERVICES (KCITS)

     1.   Limited Partner Administrative Fees.

          KCI will pay those individual Limited Partners a 1% administrative fee for all net KCITS rental and sales revenue generated within those Limited Partners which have signed a Limited Partner Commitment Form (see Attachment "1"). A Limited Partner is considered committed when 80% of all framed and non-framed therapeutic surfaces business is delivered to KCITS from their owned, leased, and managed member facilities. This administrative fee will be effective the first full month following receipt of the commitment form at the KCI Corporate office.

     2.   Limited Partner Growth Administrative Fee.

          KCI will pay each Limited Partner an administrative fee on annual incremental net sales growth for KCITS framed and non-framed therapeutic surfaces utilization. This fee will be indexed on incremental net sales over base billings from the previous contract year. The initial base year calculations will be from April 1, 1994 through March 31, 1995.

          The  index  for the Limited Partner Administrative  Fee
          Program is as follows:

          *    5-9%  incremental  growth     5%  annual  fee   of
          incremental net sales
          *    10-29%  incremental  growth   10%  annual  fee  of
          incremental net sales
          *    30-49%  incremental  growth   15%  annual  fee  of
          incremental net sales
          *    50%+  incremental  growth     20%  annual  fee  of
          incremental net sales

          This program ensures that each Limited Partner will be rewarded for growth of KCITS utilization irrespective of its committed status.

          Every contract year each Limited Partner will be given a new base net sales level and incremental growth will be calculated for its annual administrative fee.

          This Limited Partner Growth Administrative Fee will be paid directly to each qualifying Limited Partner within 90 days after the close of the contract year. A summary report of each Limited Partners of the growth administrative fee payment will be generated for AmHS PP.

     3.   Member Facility Bonus Program.

          KCI will bonus each committed* member facility directly through a semi-annual credit based on dollars per bed expenditures with KCITS. This bonus program commences when a facility spends $250.00 per bed or more on an annualized basis. The tiered index for the Member Facility Bonus Program is as follows:

          *$250.00-$349.00 per bed annual expenditure 1% bonus *$350.00-$399.00 per bed annual expenditure 2% bonus *$400.00-$449.00 per bed annual expenditure 3% bonus *$450.00-$499.00 per bed annual expenditure 4% bonus
          *$500.00+                                    5% bonus

          A credit reflecting the facility bonus will be detailed on the actual facility invoice, and will be executed within 60 days after each six-month contract period. Beginning at six months, member facility rental and sales expenditures will be annualized and a credit will be calculated if dollars per bed meet or exceed $250.00 per bed. The percent credit will reflect a bonus calculated from $250.00 per bed and above. When a member facility reaches the $400.00 per bed expenditure level, the bonus will be calculated from dollar one. Bed calculations will be a combination of the participating member facilities' acute and long term bed count listed in the current AmHS PP Material Management Membership Portfolio report. At the end of each contract year, actual KCITS dollars per bed expenditures will be calculated and the annual credit will reflect the balance between the annual actual and the amount that was credited at six months.

          A report of such credits generated will be forwarded to
          each   Limited  Partner  semi-annually  and  a  summary
          report, sub-totaled by Limited Partner and totaled for all Limited Partners, will be sent to AmHS PP.

          *A member facility is considered committed when:

               1)    the  member  facility signs  a  KCI  Account
                     Commitment Form see Attachment 2) and,

               2)    the  member facility delivers eighty percent
                     (80%) of all framed and non-framed
                     therapeutic surface business to KCI.

     4.   Acute Care Member Facility Expense Capitation Program.

          KCITS commits to offer expense capitation programs for KCITS framed and non-framed therapeutic surfaces to each committed acute care member facility. The objective of the expense capitation program is to lower therapeutic surface expenses for all acute care members through the implementation of appropriate therapeutic surfaces protocols and other cost saving measures.

          Toward this end, KCITS is willing to accept reasonable risk by proactively capping therapeutic surface expenses year to year. This program will be considered successful when cost savings are accompanied with appropriate product utilization and clinical practices.

          Acute care member facilities planning to utilize any of the expense capitation programs must:

          1) sign an Account Commitment Form (see Attachment "2"), and 2) complete an Expense Capitation Worksheet (see Attachment "3"). The Expense Capitation Program requires a two (2) year mandatory commitment from the acute care member facility. Any acute care member facility on the Expense Capitation Program who ceases to do business with KCITS during the two (2) year commitment period is subject to reimbursing KCITS for expenses incurred during year one (1) of the Expense Capitation Program. The expenses incurred would be the total of the non-billed therapy days utilized during the Expense Capitation Program.

          The Expense Capitation Worksheet will be mutually completed by both the acute care member facility materials management and a KCITS field management representative. The worksheet must reflect an accurate summary of the hospital's prior twelve (12) month therapeutic surface expense history.

     4.   Expense Cap Program.

     Current Program:

          KCITS agrees to cap committed acute care members to ninety percent (90%) of the prior year's baseline expenses. This current expense capitation program begins on April 1, 1994, and ends on March 31, 1995. In order to run concurrently with the contract year, the expense capitation program for 1995 will run twelve
          (12)  months  beginning April 1, 1995 and ending  March
          31, 1996.

          If actual expenses are LESS than the expense cap at the conclusion of a contract year, the lessor of the expense cap or actual expenses will be utilized in the following year's expense cap calculation. If actual expenses EXCEED the expense cap, KCITS will invoice the remaining months of the contract at no charge. A no charge invoice will allow the acute care member facility to monitor the impact of the expense cap program, as well as manage Medicare, Medicaid, and other payor reimbursement regulations.

          All non-charged expenses will be added to the expense cap calculation for the following year at eighty percent (80%) of the non-charged total.

          An example is as follows:

            Current Year Expense Cap      $200,000 per year
            Actual Expenses               $210,000 per year
            Expense Overage               $ 10,000

            Subsequent Year Expense Cap Base $208,000 per year
             (200,000 + 80% of $10,000)

            New Expense Cap               $187,200 per year
             ($208,000 x 90%)

          Again, acute care member facilities which exceed their set expense cap will receive the benefit of their utilization overage at no charge for that contract year only. The subsequent year's expense cap will reflect the prior year expense cap plus 80% of the no charge overage. Extraordinary circumstances that may substantially affect product mix or volume must be considered in establishing a fair and appropriate expense cap. "Expense Cap" levels are subject to final approval of KCITS Corporate, Vice President of Sales.

     4.   Additional Expense Cap Programs.

          Additional KCITS Expense Capitation Programs are available to each acute care member facility who is committed. These programs are created and implemented based on each acute care member facilities' financial needs. KCITS has the flexibility to adjust the Expense Capitation Program each year on a case-by-case basis. The expense reductions or adjustments will be mutually agreed upon by the KCITS Regional Vice President and the acute care member facility materials management. All expense cap programs will begin on April 1 and expire on March 31st of every contract year. Contact your local KCITS representative for information on creating a customized expense capitation program for your acute care member facility.

          Exceptions,  Exclusion and Disclaimers to  Expense  Cap
               Program.

          a)   Alternate   Site   facilities   (including    Home
               placements) are excluded from this expense cap program.

          b) All sale/purchase items current and future are excluded from this expense cap program.

          c) Any competitive product conversions that move significant rental expenses to KCITS will require the establishment of a new expense cap based on the new volume assumptions.

          d) Acute care member facilities unfamiliar with KCITS or specialty therapeutic surfaces in general, consequently having no historical baseline from which to establish a cap, will utilize a 12 month trend.

          e)   New    technologies,   unrelated   to    specialty
               therapeutic  surfaces  are  excluded   from   this
               expense cap program.

          f) Skilled Nursing Units are excluded from this expense cap program. If an acute care facility utilizing this expense capitation program has exceeded their cap and is therefore receiving therapy days at no charge, billing must resume for any patient who moves into a skilled nursing unit. Once that patient returns to an acute care unit, billings will be discontinued immediately.

     5.   Clinical Advantage Program.

          The CAP program is a clinical tracking software program that allows clinical decision makers to make informed decisions concerning the utilization, trends and clinical outcomes associated with KCITS. This program produces a semi-annual graphical report comparing the member facility against either national, regional or alike facility database.

     6.   Educational Workshops & Seminar Program.

          KCITS Kinetic Therapy and Skin Care Seminars are available through local Clinical Consultants or KCI's Department of Professional Education. Kinetic Therapy workshops are approved for continuing education units by the American Nurses Association. (A $1,500.00 value provided at no charge).

          KCITS provides to member facilities four education video-tapes that provide CEUs for your nursing staff.
          These review the following subjects:

          -Anatomy and Physiology of Skin
          -Pressure Ulcers
          -Prevention of Pressure Ulcers
          -Care of the Patient Receiving Air Fluidized/Flotation
           System Therapy

     7.   Clinical Guidelines.

          KCITS commits to provide member facilities with published clinical guidelines concerning the proper utilization of our support systems. KCITS further commits to assist member facilities in developing hospital clinical protocols for the use of KCITS products. Once established, KCITS will adhere to all such clinical protocols.

          From and after April 1, 1995, whenever vendor has been notified by a member facility of failure to abide by such protocol, KCITS will promptly credit such member facility as follows:

               (a) For the first such failure, 5% the applicable placement revenue;
               (b)  For the second such failure, 10% thereof; and
               (c) For the third and each subsequent failure, 100% thereof.

          KCITS shall only be required to provide such a credit where vendor agrees that a significant violation has occurred and where notification to vendor arises within 30 days of alleged violation.

     8.   Long Term Patients Program.

          KCI is offering all acute care member facilities the availability of a long-term patient program. This program consists of any continuous patient placement utilizing any KCITS framed or non-framed therapeutic surface for more than 120 days. On the 121st day, the hospital shall receive the surface (same therapy as the first 120 days) at no charge for the following 120 days. Billing shall resume on day 241 up to an additional 120 days. Billing must resume immediately should a long term patient move from an acute care unit into a skilled nursing unit. The non-charged billings days will resume once that long term patient returns to the acute care unit.

     9.   Alternate Site Resource Program.

          KCI   currently  has  75  long  term  care  specialists
          supporting the KCITS sales force in the early intervention, qualification, and transfer of acute care patients to less costly non-hospital environments. This team works closely with hospital discharge planners, social workers, and case managers to transition patients smoothly to alternate care locations.

     10.  AmHS PP Alternate Site Program.

          KCITS Alternate Site Business Group has developed programs designed for the changing alternate site market place. Although each alternate site member facility can utilize the AmHS PP Contract Rental Pricing (refer to Exhibit A1), some facilities may need the flexibility of KCITS customized pricing and extended payment terms.

          KCITS can develop for alternate site member facilities a customized package to meet their current needs as well as modify and adjust the package as those needs change. Additionally, KCITS offers an Alternate Care Hotline specifically for case managers with questions regarding KCITS products and programs.

          Through KCITS customized programs, member facilities now have the options needed to develop individual programs that will meet their specific needs in the Alternate Site care arena. For additional information regarding these customized alternate site programs, please contact the local KCITS representative.

                 AmHS Purchasing Partners, L.P.
                     Contract Rental Pricing

                          Exhibit "A1"

  PRODUCTS     RENTAL  AMHS PP  AMHS PP AMHS PP   LIST   AMHS PP
                LIST   RENTAL   % DISC.  LONG     SALE     SALE
                PRICE  PRICE**   FROM    TERM    PRICING PRICING
                                 LIST    PRICE
----------     ------  ------   -----   ------   ------   ------
First Step     $38.00  $24.70     35%   $15.00   $4,900   $4,018
----------------------------------------------------------------
First Step     $43.00  $29.70     31%   $18.00   $7,875   $6,458
  Plus
-----------------------------------------------------------------
First Step     $45.00  $31.70     29%   $20.00   $8,375   $6,868
  MRS
----------------------------------------------------------------
First Step     $43.00  $31.70     26%   $20.00   $8,375   $6,868
  Heavy Duty
----------------------------------------------------------------
First Step     $45.00                   $26.00   $8,900   $7,298
  Select
----------------------------------------------------------------
  Volume: $ 0          $32.00     28%
- 199,999
----------------------------------------------------------------
     $200,000          $31.00     31%
- 499,999
----------------------------------------------------------------
500,000+               $30.00     33%
----------------------------------------------------------------
Q2 Plus        $75.00                   $57.00   $15,000 $11,890
----------------------------------------------------------------
  Volume: $ 0          $70.00     6%
- 199,999
----------------------------------------------------------------
     $200,000          $65.00     13%
- 499,999
----------------------------------------------------------------
500,000+               $60.00     20%
----------------------------------------------------------------
Dyna Pulse     $60.00                   $42.00   $14,000 $12,320
----------------------------------------------------------------
  Volume: $ 0          $51.00     15%
- 199,999
----------------------------------------------------------------
     $200,000          $48.00     20%
- 499,999
----------------------------------------------------------------
500,000+               $45.00     25%
----------------------------------------------------------------
KinAir         $90.00  $34.00     62%     N/A      N/A     N/A
----------------------------------------------------------------
KinAir TC      $90.00                     N/A    $24,750 $20,295
----------------------------------------------------------------
  Volume: $ 0          $46.75     48%
- 199,999
----------------------------------------------------------------
     $200,000          $43.35     51%
- 499,999
----------------------------------------------------------------
500,000+               $42.50     52%
----------------------------------------------------------------
KinAir    III  $95.00                     N/A      N/A     N/A
without
Scales
----------------------------------------------------------------
  Volume: $ 0          $59.30     37%
- 199,999
----------------------------------------------------------------
     $200,000          $55.10     42%
- 499,999
----------------------------------------------------------------
500,000+               $50.00     47%
----------------------------------------------------------------
KinAir III    $105.00                    N/A    $31,495 $25,826
with Scales
----------------------------------------------------------------
  Volume: $ 0          $79.30     24%
- 199,999
----------------------------------------------------------------
     $200,000          $75.30     28%
- 499,999
----------------------------------------------------------------
500,000+               $70.00     33%
----------------------------------------------------------------
HomeKair Bed   $1,500/ $1,500/    --    $1,500/    N/A     N/A
               MO      MO               MO
----------------------------------------------------------------
All products subject to availability.

* Definition of Long-Term: KCI will bill 30 days at a time whether the product is used or not. The product remains in the hospital at all times for a minimum of 90 days. The serial number that is assigned to this long-term rental must remain the same and match against the invoice serial number.
**Pricing  for  acute care and alternate site member  facilities.
  Reference page 13 for alternate site member facilities' customized programs and pricing.

                 AmHS Purchasing Partners, L.P.
                     Contract Rental Pricing

                    Exhibit "A1" (Continued)

  PRODUCTS     RENTAL  AMHS PP  AMHS PP AMHS PP   LIST   AMHS PP
                LIST   RENTAL   % DISC.  LONG     SALE     SALE
                PRICE  PRICE**   FROM    TERM    PRICING PRICING
                                 LIST    PRICE
-----------    ------  -------  ------  -------  ------- -------
FluidAir       $90.00                     N/A      N/A     N/A
----------------------------------------------------------------
  Volume: $ 0          $64.00     28%
- 199,999
----------------------------------------------------------------
     $200,000          $59.00     34%
- 499,999
----------------------------------------------------------------
500,000+               $54.00     40%
----------------------------------------------------------------
FluidAir Plus  $120.00                    N/A      N/A     N/A
----------------------------------------------------------------
  Volume: $ 0          $64.00     46%
- 199,999
-----------------------------------------------------------------
     $200,000          $59.00     50%
- 499,999
-----------------------------------------------------------------
500,000+               $54.00     55%
-----------------------------------------------------------------
TheraPulse     $135.00 $112.50    16%     N/A    $34,995 $28,696
-----------------------------------------------------------------
BioDyne        $160.00 $140.00    12%     N/A    $39,995 $32,796
-----------------------------------------------------------------
RotoRest Mark  $145.00                    N/A    $27,500 $22,550
I
-----------------------------------------------------------------
  Volume: $ 0          $94.35     34%
- 199,999
-----------------------------------------------------------------
     $200,000          $90.00     37%
- 499,999
-----------------------------------------------------------------
500,000+               $85.55     41%
-----------------------------------------------------------------
Delta          $175.00 $160.00    8%      N/A    $43,500 $38,280
RotoRest
-----------------------------------------------------------------
Burke Bed      $95.00  $57.60     39%     N/A      N/A     N/A
-----------------------------------------------------------------
Bari 800i      $130.00 $90.00     30%     N/A    $21,000 $18,480
-----------------------------------------------------------------
BariKare       $160.00 $130.00    18%     N/A    $35,000 $30,800
-----------------------------------------------------------------
Bariatric      $40.00  $25.00     37%     N/A    $3,351   $2,949
Accessories
Package:
-----------------------------------------------------------------
  Commode
-----------------------------------------------------------------
  Walker
-----------------------------------------------------------------
  Wheelchair
-----------------------------------------------------------------
PediKair       $155.00 $115.00    25%     N/A    $38,500 $33,880
-----------------------------------------------------------------
Underbed       $30.00  $10.00     66%     N/A      N/A     N/A
Scales
-----------------------------------------------------------------
Delivery       $130.00  Waive    100%   Waiver     N/A     N/A
-----------------------------------------------------------------
Dri-Flo (Pkg.    N/A     N/A              N/A    $14.50   $7.83
of 12)
-----------------------------------------------------------------
(Case of 6)      N/A     N/A              N/A    $87.00   $46.98
-----------------------------------------------------------------
(Dri-Flo
F.O.B.    San
Antonio
-----------------------------------------------------------------
TheraRest
Mattress:
-----------------------------------------------------------------
TheraRest        N/A     N/A              N/A    $306.00 $159.00
Mattress  w/2
year Warranty
------------------------------------------------------------------
TheraRest        N/A     N/A              N/A    $425.00 $209.00
Mattress  w/5
year Warranty
------------------------------------------------------------------
All products subject to availability.
* Definition of Long-Term: KCI will bill 30 days at a time whether the product is used or not. The product remains in
  the  hospital  at  all times for a minimum  of  90  days.   The
  serial number that is assigned to this long-term rental must remain the same and match against the invoice serial number.
**Pricing  for  acute care and alternate site member  facilities.
  Reference   page  13  for  alternate  site  member  facilities'
  customized programs and pricing.


                 AmHS Purchasing Partners, L.P.
                         Limited Partner
                         Commitment Form


                         Attachment "1"


The undersigned Limited Partner hereby agrees to use KCI Therapeutic Services (KCITS) as its sole source provider for all framed and non-framed therapeutic surfaces. This commitment is part of the master Agreement between KCI and AmHS PP dated April 1, 1993. This commitment form is an integral part of that agreement. All other terms and conditions are in accordance with that master agreement.

A Limited Partner is considered committed to KCITS when:

     1)   The Limited Partner signs this Commitment Form.

     2)   The Limited Partner delivers at least 80% of all framed
          and  non-framed therapeutic surface business  to  KCITS
          from   their   owned,   leased,  and   managed   member
          facilities.

KCI will pay each committed Limited Partner a 1% administrative fee for all KCITS rental and sales revenue on a quarterly basis.
(Details on page 2 of the Agreement.)


Accepted by Limited Partner:       Accepted by KCITS:

__________________________    _________________________________
Limited Partner               Vice President, National Accounts

__________________________      _________________________________
Signature                     Date


__________________________
Title


__________________________
Date


                 AmHS Purchasing Partners, L.P.
                     Account Commitment Form


                         Attachment "2"

This member facility hereby agrees to use KCI Therapeutic Services (KCITS) as its sole source provider for all framed and non-framed therapeutic surfaces. This commitment is part of the master Agreement between KCI and AmHS PP dated April 1, 1993. This account commitment form is an integral part of that Agreement. When completed, this sole source account commitment form will entitle the member facility to participate in the KCITS committed pricing levels Member Facility Bonus Program and the Expense Capitation Program. All other terms and conditions are in accordance with that master Agreement.

A member facility is considered committed to KCITS when:

     1)   The member facility signs a Account Commitment Form.

     2) The member facility delivers at least 80% of all framed and non-framed therapeutic surface business to KCITS.


Member Facility:                        Accepted by KCITS:


_______________________       __________________________________
Member Facility               General Manager


_______________________       __________________________________
Signature                     Region Vice President


_______________________       __________________________________
Title                         Date


_______________________
Date


                 AmHS Purchasing Partners, L.P.
                   Acute Care Member Facility
                      Expense Cap Worksheet

                         Attachment "3"


__________________________         _____________________________
Account Name, City, State          Effective Date

__________________________         _____________________________
Completed by: Material Manager     Contract year (1-3)

__________________________         $______________________.00
Completed by: General Manager      Prior year Cap (if applicable)

__________________________
Completed by: Region Vice
President

I.   Framed and Non-Framed Therapeutic Surfaces Historical Data

     Product Type                  #Therapy Days/year  Expense$

     Low air loss beds             ________________    ________
     Air Fluidized beds            ________________    ________
     Kinetic Therapy beds          ________________    ________
     Pulsation Therapy beds        ________________    ________
     Mechanical Mattress Overlays  ________________    ________
     Other                         ________________    ________
          Total                    ________________    ________

     Expense Cap Calculation

     Over or Under Prior Years Cap? (if applicable)
     (See KCI Therapeutic Services (KCITS) Agreement for additional calculations)

     Expense Cap Reduction (for Expense Capitation Program A)
     (Year 1 - 3 = 90% of total) ___________ x 90% = __________

      Expense Cap Reduction(for Expense Capitation Program B  and
C)
     New Cap Assignment                 ________________

Recapture Clause

     The expense capitation program is an exclusive program with a mandatory two (2) year commitment. Any acute care member facility who ceases doing business with KCITS during the two
     (2) year expense capitation program will be subject to paying recaptured expenses incurred by KCITS. Please refer to Page 10 of the master Agreement.

  Return to Denise Voelkel, KCI Administration in San Antonio,
                             Texas.


EXHIBIT 10.20

                     KINETIC CONCEPTS, INC.
        RACE Incentive Bonus Plan for Corporate Employees
                     January - December 1994


I.   Overview
     A.   The objectives of the Incentive Bonus Plan (IBP) are to
          *    Motivate participants to perform at peak levels,
          * Motivate participants to make wise business decisions,
          *    Reward participants for their successes.

          The IBP is designed to make participants think and act like owners. As "Owners," participants will
          *    Take pride in their work,
          *    Assume appropriate risk in making decisions,
          * Accept responsibility for successes as well as failures,
          *    Incorporate short-term and long-term strategies.

    B.   The  IBP  is  based on RACE (Risk Adjusted  Controllable
         Earnings).    RACE  simulates  ownership,  and  rewards
         participants for creating value and penalizes them for destroying value.

    C. Participants being compensated under this program will be fully informed of the provisions of the program and the considerations which permit them to maximize their opportunities.

II.  Definitions  -  Before proceeding, it  will  be  helpful  to define  various  terms  that will  be  used  throughout  the remainder of the IBP.
     A.   RACE - RACE equals Controllable Earnings less the
          dollar   cost   of  capital.   In  other  terms,   when
          Controllable  Earnings  exceed  the  dollar   cost   of
          capital, value has been created.
     B. Controllable Earnings - Revenue minus operating expenses plus goodwill amortization minus taxes.
     C. Capital - Amount invested in the business unit by the company. For the purposes of RACE, capital includes accounts receivable, inventories, and plant, property, and equipment.
     D. Cost of Capital - Cost of Capital for KCI adjusted division by division for each division's inherent risk.
     E.   Dollar  Cost of Capital - Capital multiplied  by
          Cost of Capital.
     F. Note - Goodwill and goodwill amortization acquired prior to 1/1/94 is excluded from the calculation. Goodwill and goodwill amortization acquired subsequent to 1/1/94 will be included.



                   Example of RACE Calculation
                 Revenue                 $10,000
                 Operating Expenses        5,000
                                          ------
                 Net Opr Profit            5,000
                 Taxes                     2,000
                                          ------
                 Controllable Earnings     3,000

                 Net Capital              $8,000
                 Cost of Capital             15%
                                           -----
                 $ Cost of Capital         1,200

                 Controllable Earnings    $3,000
                 $ Cost of Capital         1,200
                                           -----
                 RACE                      1,800
                                           =====
III. Maximizing RACE - There are three ways for an participant to maximize his/her RACE.
     A. Earn more profit without using more capital. The key is to increase revenues and/or decrease costs while employing the same amount of capital.
     B. Use less capital. Find ways to run the business unit tighter and leaner. For example, Coca Cola switched from metal containers to plastic containers to ship its syrup in.
     C.   Invest capital in high-return projects.   Grow  the
          business by investing additional capital in projects that earn more than the cost of capital.

IV.  How the IBP Works
     A.   Participation  -  Named participation  in  the  IBP  is
          restricted  to  key  management  positions,   generally
          defined as Vice President positions and above.

          Beyond the named participant group, each division president and major department head will be permitted to distribute their RACE pool amongst key contributors in their organization for the plan year. The only restrictions are the following:

           * Hourly and commission eligible positions are not eligible for IBP participation.

           *  IBP  payments will be recommended to an Executive
              Compensation Committee and reviewed to insure non-discriminatory and equitable distribution within the group based on individual contributions and level of position.

          * No IBP payments may be committed to any individual before final approval by the Executive
              Compensation Committee.

     B. Pay-for-Performance - The IBP is intended to reward participants for performance. Participants will take a greater interest in KCI's outcome if they believe that they can influence that outcome. They will obtain a greater level of satisfaction if they believe that their efforts will be recognized. Critical to the success of
     a  pay-for-performance plan are the  five       steps  which
     managers should follow:
          1. Determine the criteria for participation (Managers are encouraged to include all eligible employees).
          2. Develop goals and objectives for each participant. Participants will take ownership of the goals and objectives if they help develop them.
          3. Submit a list to Human Resources of: participants, goals and objectives for each participant, and anticipated bonus for each participant at 100% of KCI and individual performance.
          4.   Communicate  goals  and  objectives   to   the
               participants.
          5.   Regularly review performance   with   the
               participants.

     C. Bonus Pools - The bonus pool for Corporate Departments will be based on the actual results of Consolidated
          KCI.  The pools will be calculated as defined in the
          paragraph titled "Bonus Pool Calculation."   The rates
          used will be 7.5% for Rate 1 and 10% for Rate 2.   These
          rates are based on the current structure  of   KCI,   and
          are subject to change given a change in the structure
          of KCI.
     D.   Bonus  Pool  Calculation - The bonus  pools  will  be
          calculated after the close of each fiscal   year.    The
          bonus pool's calculation is:

            Bonus = (RACE x Rate 1) + (Change in RACE x Rate 2)

          The  first bonus component is based on the creation  of
          RACE.  RACE is multiplied by Rate 1, as long as RACE is
          greater  than  zero.   If RACE is negative,  then  this
          component is zero.

          The  second bonus component is the change in RACE  from
          one year to the next multiplied by Rate 2. This calculation is made whether the change in RACE is positive or negative. If the change in RACE is negative, the bonus pool will be charged for the loss in RACE.

          If RACE is negative, two things occur. First, ALL of the emphasis is placed on improving RACE. Second, even though RACE is negative, a participant may earn a bonus as long as RACE improves. The emphasis is placed on improvement, and the participant is thus rewarded.

          Similarly, if RACE is positive but there is a decline in RACE from one year to the next, then the participant is penalized for the decline in value created with the resources provided by investors.

     E.   Unlimited  Contributions - The IBP has  no  floor  or
          ceiling caps.   This is in contrast to traditional bonus
          plans. Typically, bonus plans provide for a minimum level of achievement that must be met (no bonus for
          performance below this level), a limited amount    of
          upside potential, and a capped bonus for "excellent" performance.


                              CHART

          Unfortunately, this plan has several disincentives, including the temptation to concentrate losses in one year if it is obvious that no bonus will be earned, and the temptation to "take it easy" if the maximum bonus has already been achieved.

          Unlike traditional IBPs, the RACE IBP provides unlimited rewards for success and genuine penalties for failure. If KCI performs poorly and the bonus calculation results in a negative bonus pool, then the negative bonus pool reduces accumulated bonuses banked into the banking system (See paragraph "Banking" for details).


                              CHART

          Simply stated, participants share the rewards and penalties of the added/lost value with the investors.

     F. Banking - A portion of the annual bonus pools will be put into a "bank", or a bonus account in the participant's name. The bonus pool will be broken into two parts, an "ordinary" bonus and an "extraordinary" bonus. An ordinary bonus is defined as the bonus earned up to 100% of targeted RACE. An extraordinary bonus is defined as the bonus earned in excess of 100% of targeted RACE. The ordinary bonus pool pays out the accumulated bonus contributions over 3 years (90% in Year 1, 5% in Year 2, and 5% in Year 3). The extraordinary bonus pool pays out the accumulated bonus contributions over 3 years (33% in Year 1, 33% in Year 2, and 33% in Year 3). If the RACE calculation creates a negative bonus pool, the negative bonus pool will be allocated to participants in the same proportions as the bonus pool was paid out from the previous year.

     G. Transfers, Departures, Etc. - If the participant transfers within the Company, the bank account goes with him/her. However, any bonus attributable to the current year will be paid from the bonus pool of the new department and not from the pool of the old department. If the participant leaves the Company for any reason, the account is forfeited.

    H.    Partial Year Calculations - Participants leaving  the
          Company prior to year end will  forfeit their bonuses.
          New participants will receive a pro-rata bonus based on length of employment.

    I.    Form and Timing of Bonus Payment -
          The Bonus Pool will be calculated and provided to the Division Presidents and department heads. The Division Presidents and department heads will then do a final allocation of their Bonus Pools to the their IBP participants and submit a listing to the Compensation Committee for approval. Bonuses will be paid in cash per the banking system after the close of the fiscal year.

     J. Other Incentive Plans - Other incentive plans created by Department Heads to incent participants will be netted out of the RACE Bonus Pool before the RACE Bonus
          Pool is allocated.


EXHIBIT 10.21
                       KINETIC CONCEPTS, INC.
                 EMPLOYEE BENEFITS TRUST AGREEMENT


THIS TRUST AGREEMENT is made and entered into as of this 1st day of September 1992, by and between Kinetic Concepts, Inc. ("KCI") and Keith
D. Thatcher (the "Trustee").

    WHEREAS, KCI has heretofore adopted the KCI MEDICAL PLAN (the "Plan") the purpose of which is to provide medical and other benefits for those employees of KCI and their eligible dependents who are covered by the Plan after meeting the service and other requirements described in the Plan;

    WHEREAS, a Plan Administrator and a Claims Administrator have been appointed to administer the Plan and the claims thereunder;

    WHEREAS, the funds which will be contributed to the Trust, as and when received by the Trustee will constitute a trust fund and any securities, instruments of indebtedness or other property acquired with such funds (the "Trust Fund") to be held for the benefit of the employees and their eligible dependents under and in accordance with the Plan;

    WHEREAS, KCI intends that the Trust hereby established, when taken together with the Plan, shall constitute a "Voluntary Employees'
Beneficiary Association" under Section 501(c)(9) of the Internal
Revenue code of 1986; and

    WHEREAS, KCI desires the Trustee to hold and administer the Trust Fund, and the Trustee is willing to hold and administer such Trust Fund, pursuant to the terms of this Agreement.

    NOW, THEREFORE, in consideration of the premises and of the mutual covenants contained herein, KCI and the Trustee agree as follows:

    ARTICLE I - CONTRIBUTIONS

    1.1 Receipt of Contributions. The Trustee shall receive any contributions paid to it in cash or in the form of such other property as it may from time to time deem acceptable and which shall have been delivered to it. All contributions so received, together with the income therefrom and any other increment thereon shall be held, invested, reinvested and administered by the Trustee pursuant to the terms of this Agreement without distinction between principal and income. The Trustee shall not be responsible for the calculation or collection of any contribution under the Plan, but shall be responsible only for property received by it pursuant to this Agreement.
    1.2 Compliance with Laws. The Plan, this Agreement and the Trust Fund thereunder shall meet all the requirements of Section 501(a) of the Internal Revenue Code, and the Employee Retirement Income Security Act (ERISA) of 1974, as amended.

    ARTICLE II - PAYMENTS FROM TRUST FUND

    2.1 Payments Directed by Plan Administrator. The Trustee shall from time to time at the Plan Administrator's direction make payments out of the Trust Fund to the Claims Administrator in such amounts and for such purposes as may be specified in the Plan Administrator's directions. To the extent permitted by law, the Trustee shall be under no liability for any payment made pursuant to the direction of the Plan Administrator. Any direction of the Plan Administrator shall constitute a certification that the distribution or payment so directed is one which the Plan Administrator is authorized to direct.
    2.2 Impermissibility of Diversion. It shall be impermissible for any part of the Trust Fund to be used for, or diverted to, any purpose other than to provide the permissible benefits of life benefits, sick and accident benefits, and other benefits similar to life, sick and accident benefits if it is intended to safeguard or improve the health of a member or members dependents and contemplated under the Plan for the exclusive benefit of covered employees and their dependents, except that any taxes and administration expenses for which the Trust is liable, may be made from the Trust Fund as provided for herein.

    ARTICLE III - INVESTMENTS

    3.1 General. The Trustee shall invest and reinvest the principal and income of the Trust Fund and keep the Trust Fund invested, without distinction between principal and income, in such securities or in such property, real or personal, tangible or intangible, as the Trustee shall deem advisable, including but not limited to insurance policies, stock, common or preferred, trust and participation certificates, interest in investment companies whether so-called "open-end mutual funds" or "closed-end mutual funds", leaseholds, fee titles, bonds, or notes and mortgages, and other evidences of indebtedness or ownership, irrespective of whether such securities or such property shall be of the character authorized by any state law from time to time for trust investments; provided, however, that investments shall be so diversified as to minimize the risk of large losses unless under the circumstances it is clearly prudent not to do so in the sole judgment of the Trustee.
    3.2 Establishment of Funding Policy. The Plan Administrator shall, pursuant to the Plan, establish and carry out a funding policy consistent with the purposes of the Plan and the requirements of applicable law, as may be appropriate from time to time. As part of such funding policy, the Plan Administrator shall from time to time direct the Trustee to exercise its investment discretion so as to provide sufficient cash assets in an amount determined by the Plan Administrator, under the funding policy then in effect, to be necessary to meet the liquidity requirements of the administration of the Plan.
    3.3 Trustee's Adherence to Funding Policy. The Trustee's discretion in investing and reinvesting the principal and income of the Trust Fund shall be subject to the funding policy, and any changes thereof from time to time, as the Plan Administrator may, pursuant to the Plan, adopt from time to time and communicate to the Trustee in writing. The Trustee shall have the duty to act strictly in accordance with such funding policy, and any changes therein, as so communicated to the Trustee from time to time in writing.

    ARTICLE IV - POWERS

   4.1 Powers. The Trustee in addition to the power and authority granted to it under common law, statutory authority, and other provisions of this Agreement, shall have the following power and authority, to be exercised in the Trustee's sole discretion:
         (a) To purchase, or subscribe for, any securities or other property and to retain the same in trust;
         (b) To sell, exchange, convey, transfer, grant options to purchase, or otherwise dispose of any securities or other property held by the Trustee on behalf of the trust, by private contract or at public auction;
         (c) To exercise the voting rights of any securities held by the trust; to grant general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights, or other options, and to make any payments incidental thereto; to oppose, or to consent to, or otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stock, bonds, securities or other property held as part of the Trust Fund;

         (d) To cause any securities or other property held as part of the Trust Fund to be registered in the Trustee's name or in the name of one or more of the Trustee's nominees, and to hold any investments in bearer form, (provided, however, that the books and records of the Trustee shall at all times show that all such investments are part of the Trust Fund);
         (e) To borrow or raise money for the purposes of the Trust in such amount, and upon such terms and conditions, as the Trustee shall deem advisable; and for any funds so borrowed, to issue a promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund;
         (f) To keep such portion of the Trust Fund in cash or cash balances as the Trustee may, from time to time, deem to be in the best interest of the Trust created hereby, without liability for interest thereon;
         (g) To accept and retain for such time as it may deem advisable any securities or other property received or acquired by it as Trustee hereunder, whether or not such securities or other property would normally be purchased as investments hereunder;
         (h) To make, execute, acknowledge, and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;
         (i) To settle, compromise, or submit to arbitration any claims, debts, or damages to, or owing to or from, the Trust Fund, to commence or defend suits or legal or administrative proceedings, and to represent the Trust Fund in all suits and legal administrative proceedings;
         (j) To employ suitable agents and counsel and to pay their reasonable expenses and compensation, (who may, but need not be, KCI's agents or counsel);
         (k) To acquire real estate by purchase, exchange, or as the result of any foreclosure,liquidation, or other salvage as the investment previously made hereunder; to hold such real estate in such manner and upon such terms as the Trustee may deem advisable; and to manage, operate, repair, develop, improve, partition, mortgage, or lease for any term or terms of years any such real estate or any other real estate constituting a part of the Trust Fund, upon such terms and conditions as the Trustee deem proper, using other Trust assets for any of such purposes if deemed advisable;
         (l) To invest funds of the Trust Fund in night deposits or savings accounts;
         (m) To invest in Treasury Bills and other forms of United States government obligations;
         (n) Except as hereinafter expressly authorized, the Trustee is prohibited from selling or purchasing stock options. The Trustee are expressly authorized to write and sell call options under which the holder of the option has the right to purchase shares of stock held by the Trustee as part of the assets of this Trust, if such options are traded on and sold through a national securities exchange registered under the Securities Exchange act of 1934, as amended, which exchange has been authorized to provide a market for option contracts pursuant to rules promulgated under such Act, and so long as the Trustee at all times up to and including the time of exercise or expiration of any such option holds sufficient stock in the assets of this Trust to meet the obligations under such option if exercised. In addition, the Trustee is expressly authorized to purchase and acquire call options for the purchase of shares of stock covered by such options if the options are traded on and purchased through a national securities exchange as described in the immediately preceding sentence, and so long as any such option is purchased solely in a closing purchase transaction, meaning the purchase of an exchange traded call option the effect of which is to reduce or eliminate the obligations of the Trustee with respect to a stock option contract or contracts which it has previously written and sold in a transaction authorized under the immediately preceding sentence;
         (o) To deposit monies in federally insured savings accounts or certificates of deposit in banks or savings and loan associations;
         (p) To do all such acts, take all such proceedings, and exercise all such rights and privileges, although not specifically mentioned herein, as the Trustee may deem necessary to administer the Trust Fund, and to carry out the purposes of this Trust.
   4.2 More Than One Trustee. If there shall be more than one Trustee, they shall act by a majority of their number, but may authorize any one or more of them to sign papers and instruments on their behalf.
    4.3 Fees and Expenses. The Trustee may be paid such reasonable compensation as shall from time to time be agreed upon in writing by KCI and The Trustee. An individual serving as Trustee who already receives full-time pay from KCI shall not receive compensation from this Trust except for reimbursement of expenses properly and actually incurred. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel and accounting fees, incurred by the Trustee in the administration of the Trust Fund. Such compensation and expenses shall be paid from the Trust Fund. All taxes of any kind and all kinds whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund or the income thereof shall be paid by the Trustee from the Trust Fund.

    ARTICLE V - TRUSTEE'S DUTIES

    5.1 General. The Trustee shall discharge its duties under this Agreement solely in the interest of the employees covered under the Plan and their dependents and for the exclusive purpose of providing benefits to such persons and defraying reasonable expenses of administering the Trust. In doing so, the Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Trustee shall diversify the investments of the Trust so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so. The Trustee shall discharge its duties in accordance with the provisions of this Agreement insofar as they are consistent with the provisions of the Employee Retirement Income Security Act of 1974, as this Agreement and the said Act may be from time to time amended; but the duties and obligations of the Trustee as such shall be limited to those expressly imposed upon by this Agreement.
    5.2 Consultation and Indemnification. The Trustee may consult with counsel and the Trustee shall not be deemed imprudent by reason of its taking or refraining from taking any action in accordance with an opinion of counsel. KCI agrees, to the extent permitted by law, to indemnify and hold the Trustee harmless from and against any liability that the Trustee may incur in the administration of the Trust Fund, unless arising from the Trustee's own willful breach of the provisions of this Agreement by his gross negligence, bad faith or fraud. The Trustee shall not be required to give any bond or any other security for the faithful performance of its duties under this Agreement, except such as may be required by a law which prohibits the waiver thereof.
    5.3 Accounts and Records. The Trustee shall keep accurate and detailed accounts of all investments, receipts, disbursement, and other transactions hereunder and all such accounts and other records relating thereto shall be open to inspection and audit at all reasonable times by any person designated by the Plan Administrator or KCI. The Trustee shall furnish to the Plan Administrator a written statement of account within 60 days after the end of the Plan's year end setting forth all receipts and disbursements. The Plan Administrator shall advise the Trustee of his approval or disapproval of the statement of account. Failure by the Plan Administrator to disapprove any such statement of account within 30 days after its receipt thereof shall be deemed approval thereof. The approval by the Plan Administrator of the statement of account shall serve to release and discharge the Trustee from any liability or accountability to KCI as respect to the property of the Trustee's acts or transactions shown in the statement of account, except with respect to any acts or transactions as to which the Plan Administrator shall file written objections with the Trustee within the 30-day time period prescribed.
    5.4 Limitation on Trustee's Liability. The Plan Administrator shall administer the Plan as provided therein, and the Trustee shall not be responsible in any respect for administrating the Plan nor shall the Trustee be responsible for the adequacy of contributions to the Trust Fund to meet or discharge payments due or liabilities created, under the Plan. The Trustee shall be entitled conclusively to rely upon any notice, instruction, direction or other communication of the Plan Administrator.

    ARTICLE VI - RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

    6.1 Resignation. The Trustee may resign at any time by giving 30 days' notice in writing to KCI.
    6.2 Removal. KCI may remove the Trustee at any time upon 30 days' notice in writing to the Trustee.
    6.3 Successor Trustee. Upon the resignation or removal of the Trustee, KCI shall appoint a successor Trustee who shall have the same powers and duties as those conferred upon the Trustee hereunder. Upon acceptance of such appointment by the successor Trustee, the Trustee shall assign, transfer, and pay over to such successor Trustee the funds and properties then constituting the Trust Fund. The Trustee is authorized, however, to reserve such reasonable sum of money, as it may deem advisable, for payment of its fees and expenses in connection with the settlement of its account or otherwise, and any balance of such reserve remaining after the payment of such fees and expenses shall be paid over to the successor Trustee.
    6.4 Report by Trustee. Within 60 days after the resignation or removal of the Trustee, the Trustee may furnish to the Plan Administrator a written statement of account with respect to the portion of the year for which the Trustee served. The Plan Administrator shall advise the Trustee of his approval or disapproval thereof. Failure by the Plan Administrator to disapprove any such statement of account within 30 days after its receipt thereof shall be deemed approval thereof. The approval by the Plan Administrator of the statement of account shall serve to release and discharge the Trustee from any liability or accountability to KCI as respect to the property of the Trustee's acts or transactions shown in the statement of account, except with respect to any acts or transaction as to which the Plan Administrator shall file written objections with trustees within the 30-day time period prescribed.

    6.5 Waiver of Notice. In the event of any resignation or removal of the Trustee, the Trustee and KCI may in writing waive any notice of resignation or removal as may be provided hereunder.

    ARTICLE VII - AMENDMENT AND TERMINATION OF AGREEMENT

    7.1 Amendment. Any or all of the provisions of this Agreement may be amended at any time and from time to time, in whole or in part, by an instrument in writing. No such amendment shall authorize or permit any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to purposes other than for the exclusive benefit of the employees and their dependents; no such amendment shall cause or permit any portion of the Trust Fund to revert to or become the property of KCI; and no such amendment which affects the rights or duties of the Trustee may be made without the Trustee's written consent.
    7.2 Termination. This Agreement may be terminated at any time by KCI, and upon such termination, or upon the dissolution or liquidation of KCI, the Trust Fund shall be paid out by the Trustee as and when directed by the Plan Administrator or KCI, in accordance with the provisions of Article II hereof and the terms of the Plan.

    ARTICLE VIII - GENERAL

     8.1 Source of Funds. This Trust shall constitute the sole source of funds which may be used to pay the medical and other benefits awarded under the Plan, and KCI shall not be liable in any way or in any manner for any such medical and other benefits or medical and other benefit payments beyond those monies which have been contributed to this Trust.
     8.2 Limited Effect of Plan and Trust. Neither the establishment of the Plan nor the Trust nor any modification thereof, nor the creation of any fund or account, nor the payment of any medical benefits, shall be construed as giving to any person covered under the Plan or other person any legal or equitable right against the Trustee, KCI, or any officer or employee thereof, except as may otherwise be provided in the Plan or in the Trust and as necessary to satisfy the requirements of Sections 501(c)(9), 125, 105 and 106 of the Internal Revenue Code and applicable sections of ERISA. Under no circumstances shall the terms of employment of any employee be modified or in any way affected by the Plan or this Trust.
     8.3 Protective Clause. Neither KCI nor the Trustee shall be responsible for the validity of any contract of insurance issued in connection with the Plan or Trust or for the failure on the part of the insurer to make payments provided by such contract, or for the action of any person which may delay payment or render a contract null and void or unenforceable in whole or in part.
    8.4 Construction of Trust. This Trust shall be construed and enforced according to the laws of the State of Texas and all provisions hereof shall be administered according to the laws of such state. If any provision of this Trust shall be held illegal or invalid for any reason, such determination shall not affect the remaining provisions of the Trust.
    8.5 Gender and Number. Wherever any words are used herein in the masculine, feminine or neuter, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.
    8.6 Headings. The headings and sub-headings of this Trust have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.


    IN WITNESS WHEREOF, this Agreement has been executed to be effective the day and year first above written.

ATTEST:                                 KINETIC CONCEPTS, INC.
                                        PLAN ADMINISTRATOR

/s/ ROBERT A. WEHRMEYER                 /s/ LARRY P. BAKER
______________________________          ______________________________
Robert A. Wehrmeyer                     Larry P. Baker
KCI                                     KCI
Secretary                               Senior Director, Human
                                        Resources



                                        TRUSTEE

                                        /s/ KEITH D. THATCHER
                                        _______________________________
                                        Keith D. Thatcher
                                        KCI
                                        Vice President, Accounting and
                                        Treasurer



EXHIBIT 10.22

September 19, 1994



Mr. Raymond R. Hannigan
146 Blackberry Drive
Stamford, CT 06903

Dear Ray:

On behalf of KCI it is a pleasure to confirm the specific terms and conditions of the position discussed with Dr. Jim Leininger
September 14.

Position Title                President and Chief Executive
                              Officer
Employment Status:            Regular full-time
Base Salary:                  $20,833.34 per month
Automobile Allowance:         $1,000.00 per month
Immediate Supervisor:         Dr. James R. Leininger
                               Chairman Of The Board
Assigned Department
  and Work Location:          Executive Administration
                               8023 Vantage Dr.
                               San Antonio, TX 78230
Start Date:                   November 14, 1994
Group Insurance Effective:    Ninety-one days after start
                              date (Pending receipt of
                              enrollment forms)

In addition to your base salary, you will be eligible to participate in our RACE Incentive Bonus Plan with an annual target bonus of $125,000.00, prorated for the remainder of calendar year 1994. Bonus payments are determined on both individual contributions and Corporate financial performance and will be contingent upon you remaining in a bonus eligible position through December 31, of each year a bonus is earned.

You will receive a grant of 560,000 non-qualified stock options with an exercise price based on the fair market value at the close of business as of the date of your agreement with Dr. Leininger, September 14, 1994, subject to final approval of the Key Contributor Stock Option Committee of the Board. The options will vest at the rate of 25% at the end of your first year of employment with the Company, another 25% the second year and 50% the third year. All stock option grants are contingent upon satisfactory completion of a comprehensive Stock Option Agreement and Plan which contains, among other things, provisions concerning treatment of confidential information, exercise rights, an arbitration agreement, and covenants not to compete.

To assist you with your pending relocation from Stamford, Connecticut to San Antonio, Texas the Company will provide the following:

1. You will receive a relocation allowance equivalent to 5% of your base annual salary (less applicable taxes) to accommodate all incidental expenses such as shipping or transport of personal automobiles, auto registrations, utility deposits, local license fees, etc.

2. The Company will purchase your Stamford, CT home at a price equivalent to the average value as determined by two appraisals secured by the Company. All subsequent costs related to the final disposition of the property will be borne by the Company.

3. The Company will reimburse reasonable and customary real estate closing costs for the purchase of your San Antonio residence.

4. The Company will arrange for packing, transport and delivery of your household goods by a national freight carrier.
    These services will be direct billed to the Company.

You will be provided four weeks paid vacation each July 1 to be used in the subsequent twelve month period. Vacation allocations not used prior to June 30 of each year are forfeited.

You will be provided a corporate sponsored membership to the Club at Sonterra and monthly dues will be reimbursed through our standard expense report procedures.

In the event of separation of your employment for any reason other than malfeasance or act of moral turpitude, you will be provided a severance package equivalent to one year salary and auto allowance.

Consummation of this offer will be contingent upon mutual consent between yourself and Dr. Leininger regarding certain operating issues and authorities which will be addressed at your next meeting. All employment offers are contingent upon satisfactory completion of our pre-employment screening, including INS requirements and substance abuse testing. Employment relationships with KCI and its subsidiaries are at-will and may be terminated by notification from either party at any time, with or without cause. You will be eligible for future participation in our standard employment related benefit programs such as vacations, education assistance, group insurances, etc., contingent upon your satisfaction of the eligibility or enrollment requirements pertaining to those programs.

It is my sincere hope you will accept this opportunity and find your experience with KCI to be personally and professionally rewarding. I look forward to a mutually prosperous working relationship.

Sincerely,

KCI                              UNDERSTOOD AND AGREED


/s/ BIANCA RHODES                /s/ RAYMOND R. HANNIGAN  11/04/94
______________________________   ______________________________
Bianca Rhodes                    Raymond R. Hannigan       DATE
Sr. Vice President, Finance and
Chief Financial Officer


/lc

Enclosure




EXHIBIT 10.23

November 22, 1994



Mr. Christopher M. Fashek
16A Arney Road
Remuera, Aukland, New Zealand

Dear Christopher:

On behalf of KCI it is a pleasure to confirm the employment offer we recently discussed. The specific terms and conditions of your new position will be as follows:

Position Title                President, KCI Therapeutic
                              Services
Employment Status:            Regular full-time
Base Salary:                  $15,000.00 per month
Automobile Allowance:         $750.00 per month
Start Date:                   February 1, 1995
Group Insurance Effective:    Ninety-one days after start
                              date (Pending receipt of
                              enrollment forms)


In addition to your base salary, you will be eligible to participate in our RACE Incentive Bonus Plan with an annual target bonus of $72,000.00. For 1995 you will have a minimum guaranteed bonus of $36,000.00. Payment of this guaranteed bonus will be contingent upon you remaining in this position through January 31, 1996. Subsequent bonus payments will be determined on both individual and Corporate financial performance and will be contingent upon you remaining in a bonus eligible position through December 31, of each year for which the bonus is earned.

You will be recommended to the Key Contributor Stock Option Committee of the Board to receive a grant of 75,000 non-qualified stock options with an exercise price based on the fair market value at the close of business as of the date of your acceptance of this offer, November 21, 1994 ($5.50). The options will vest at the rate of 20% per year on each May 15 with the first vesting to be effective May 15, 1995. All stock option grants contingent upon satisfactory completion of a comprehensive Stock Option
Agreement and Plan which contains, among other things, provisions concerning treatment of confidential information, exercise rights, an arbitration agreement, and covenants not to compete.

You will be provided a full membership to the Club at Sonterra, or reimbursement of up to $5,000.00 for purchase of an alternative club membership of your choice.

To assist you with your pending relocation from Aukland, New
Zealand to San Antonio, Texas the Company will provide the following:

1. You will receive a relocation allowance equivalent to 5% of your base annual salary (less applicable taxes) to accommodate all incidental expenses such as auto registrations, utility deposits, local license fees, etc.

2. The Company will reimburse reasonable and customary real estate closing costs for the purchase of your San Antonio residence, excluding any points to by down a mortgage rate.

3. It is our understanding that your current employer will arrange for packing, transport and delivery of your household goods to the United States. However if that is not the case, the Company will pay a national household goods freight carrier to do so and these services will be direct billed to the Company.

You will be allocated four weeks paid vacation effective July 1 of each year to be used in the subsequent twelve months. Any vacation balance not used by June 30 of each year will be forfeited.

In the event KCI terminates your employment prior to February 1, 1997 for any reason other than malfeasance or act of moral turpitude, you will be provided a severance package equivalent to one year salary and auto allowance.

If you find the above terms and conditions of employment acceptable and agree with the above arbitration agreement, in order to activate your payroll status you must complete the appropriate signature blank below, and return the original to my attention. A copy is includes for your retention.

It is my sincere hope you will find your experience with KCI to be personally and professionally rewarding. I look forward to a mutually prosperous working relationship.

Sincerely,

KCI                              UNDERSTOOD AND AGREED


/s/ RAYMOND R. HANNIGAN          /s/ CHRISTOPHER M. FASHEK
_____________________________   ______________________________
Raymond R. Hannigan              Christopher M. Fashek     DATE
President and Chief Executive
Officer


/lc

Enclosure



EXHIBIT 10.24
                        OPTION AGREEMENT

      THIS  OPTION  AGREEMENT  entered  into  this  21st  day  of
November,  1994,  between  JAMES R. LEININGER  and  CECELIA  ANNE
LEININGER   (the  "Optionors")  and  RAYMOND  R.  HANNIGAN   (the
"Optionee").

                      W I T N E S S E T H:

      WHEREAS, the Optionors are the owner and holder of  440,000 shares of the Common Stock, par value $0.001 of KINETIC CONCEPTS, INC. ("KCI") (the "Option Shares"); and

     WHEREAS, the Optionee desires to purchase from the Optionors an option to purchase the Option Shares upon the terms and conditions set forth herein and the Optionors desire to sell such an option;

      NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained and Mr. Hannigan's agreement to join KCI as its CEO and President, the Optionors and the Optionee agree as follows:

     1. The Optionors do hereby grant and sell to the Optionee, upon the terms and conditions hereinafter stated, the exclusive right and option to purchase the Option Shares from the Optionors at a price of $5.74 per share.

      2. This option will expire at 5:00 p.m., San Antonio, Texas time, on November 15, 1997 (the "Exercise Date").

      3.    This  option  may be exercised  by  the  Optionee  by
delivering written notice to such effect (the "Notice of Exercise") to the Optionors at any time, or from time to time, prior to the time of expiration stated in paragraph 2. The Notice of Exercise shall specify the date and time of the closing and the number of shares to be exercised in the case of a partial exercise. Each closing shall take place at the offices of Kinetic Concepts, Inc. in San Antonio, Texas. A form of Notice of Exercise is attached hereto as Exhibit "A". In the event of a partial exercise, the Optionors shall retain the Notice(s) of Exercise and maintain them with their copy of this Option Agreement as an exercise history. The Notice of Exercise shall be deemed to be delivered when actually received by the Optionors (including receipt of a facsimile transmission thereof). This Option Agreement shall be of no further force and effect after the Exercise Date.

      4. If this option is exercised within the time and in the manner herein provided, the Optionors shall thereupon become bound to sell and the Optionors shall thereupon become bound to purchase the Option Shares specified in the Notice of Exercise at the per share price specified in paragraph 1. At the closing of such sale and purchase, the Optionors shall instruct KCI's transfer agent to deliver to the Optionee certificates representing the Option Shares. The Optionee shall deliver to the Optionors the Exercise Price specified in a Notice of Exercise in the form of a check payable to the order of the Optionors.

      5. The Optionors represent and warrant to the Optionee that:

           (a) The Optionors are the legal and equitable owner and holder of the Option Shares, free and clear of any lien, encumbrance, claim, security interest of any other interest of a third party.

           (b) Upon the purchase of Option Shares from the Optionors pursuant to this Option Agreement, the Optionee will receive good and marketable title to such Option
     Shares, free and clear of any lien, encumbrance, claim, security interest or any other interest of a third party.

     6. The Optionee acknowledges that he has been advised that the Option Shares have not been registered under the Securities Act of 1933, as amended, or under the securities laws of any other jurisdiction. The Optionors and the Optionee agree to cooperate in complying with the requirements of all securities laws applicable to the sale and purchase of the Option Shares hereunder.

      7.   Any notice hereunder by the Optionee shall be given to
the  Optionors  in writing and such notice shall be  deemed  duly given  only  upon receipt hereof at the Optionors'  home  at  200
Canada Verde, San Antonio, Texas 78232.

      8.   Time is of the essence of this Agreement.

      9. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.



     EXECUTED on the date first above written.

OPTIONORS:                              OPTIONEE:

/s/ JAMES R. LEININGER, M.D.           /s/ RAYMOND R. HANNIGAN
________________________                _________________________
JAMES R. LEININGER                      RAYMOND R. HANNIGAN

/s/ CECELIA ANNE LEININGER
________________________
CECELIA ANNE LEININGER





                                                  EXHIBIT "A"

                                             February 1, 1995


James R. Leininger, M.D.
Cecelia Anne Leininger
200 Canada Verde
San Antonio, Texas  78232

                                        Re:  Notice of Exercise

Dear Jim and Cecelia:

      This letter shall serve as notice to you that I wish to exercise the options described below pursuant to that certain
Option Agreement dated November 21, 1994 by and between James  R.
Leininger and Cecelia Anne Leininger and myself.


           Shares        Number of Shares    Exercise
          Available      To be Exercised      Price
          ---------      ----------------    --------
           440,000            43,500          $5.74



In consideration for the exercise of this option, I have enclosed herewith a check in the amount of $249,690. Upon acceptance of this check, it is my understanding that you will direct KCI's stock transfer agent to issue me a stock certificate representing the 43,500 shares of KCI's common stock which I have acquired on this date. I further understand that you will maintain this Notice of Exercise in your permanent files as a part of the exercise history of the Option Agreement.

                                             Sincerely yours,

                                             /s/ RAYMOND R. HANNIGAN
                                             _______________________
                                             Raymond R. Hannigan



EXHIBIT 10.25
                        OPTION AGREEMENT


      THIS OPTION AGREEMENT entered into this 23rd day of August, 1995, (the "Grant Date") between JAMES R. LEININGER and CECELIA
ANNE  LEININGER  (the  "Optionors") and  BIANCA  A.  RHODES  (the
"Optionee").

                      W I T N E S S E T H:

      WHEREAS, the Optionors are the owners and holders of 75,000 shares of the Common Stock, par value $0.001 of KINETIC CONCEPTS, INC. ("KCI") (the "Option Shares"); and

     WHEREAS, the Optionee desires to purchase from the Optionors an option to purchase the Option Shares upon the terms and conditions set forth herein and the Optionors desire to sell such an option;

      NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the Optionors and the Optionee agree as follows:

     1. The Optionors do hereby grant and sell to the Optionee, upon the terms and conditions hereinafter stated, the exclusive right and option to purchase the Option Shares from the Optionors at a price of $9.125 per share (the "Option").

     2. The option will expire at 5:00 p.m., San Antonio, Texas time, on August 23, 2000 (the "Expiration Date").

      3. Subject to the vesting provisions set forth in paragraph 4 hereof, the option may be exercised by the Optionee by delivering written notice to such effect (the "Notice of Exercise") to the Optionors at any time, or from time to time, prior to the time of expiration stated in paragraph 2. The Notice of Exercise shall specify the date and time of the closing and the number of shares to be exercised in the case of a partial exercise. Each closing shall take place at the offices of Kinetic Concepts, Inc. in San Antonio, Texas. A form of Notice of Exercise is attached hereto as Exhibit "A". In the event of a partial exercise, the Optionors shall retain the Notice(s) of Exercise and maintain them with their copy of this Option Agreement as an exercise history. The Notice of Exercise shall be deemed to be delivered when actually received by the Optionors (including receipt of a facsimile transmission thereof). This Option Agreement shall be of no further force and effect after the Expiration Date.

      4. The Option Shares shall vest in increments of 25,000 Option Shares (1/3 of the original grant of Option Shares) on each of the first three anniversaries of the Grant Date. No Option Shares may be exercised which have not vested and no Option Shares shall vest after the termination of the Optionee's employment with KCI.

      5. If this option is exercised within the time and in the manner herein provided, the Optionors shall thereupon become bound to sell and the Optionee shall thereupon become bound to purchase the Option Shares specified in paragraph 1. At the closing of such sale and purchase, the Optionors shall instruct KCI's transfer agent to deliver to the Optionee certificates representing the Option Shares. The Optionee shall deliver to the Optionors the Exercise Price specified in a Notice of Exercise in the form of a check payable to the order of the Optionors.

      6. The Optionors represent and warrant to the Optionee that:

           (a) The Optionors are the legal and equitable owners and holders of the Option Shares, free and clear of any lien, encumbrance, claim, security interest or any other interest of a third party.

           (b) Upon the purchase of the Option Shares from the Optionors, pursuant to this Option Agreement, the Optionee will receive good and marketable title to such Option
     Shares, free and clear of any lien, encumbrance, claim, security interest or any other interest of a third party.

     7. The Optionee acknowledges that he has been advised that the Option Shares have not been registered under the Securities Act of 1933, as amended, or under the securities laws of any other jurisdiction. The Optionors and the Optionee agree to cooperate in complying with the requirements of all securities laws applicable to the sale and purchase of the Option Shares hereunder.

      8.   Any notice hereunder by the Optionee shall be given to
the  Optionors  in writing and such notice shall be  deemed  duly given  only  upon receipt hereof at the Optionors'  home  at  200
Canada Verde, San Antonio, Texas 78232.

      9.   Time is of the essence of this Agreement.

      10. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     11. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

     EXECUTED on the date first above written.

OPTIONORS:                     OPTIONEE:

/s/ JAMES R. LEININGER, M.D.   /s/ BIANCA A. RHODES
_____________________________  ________________________________
JAMES R. LEININGER             BIANCA A. RHODES

/s/ CECELIA ANNE LEININGER
_______________________________
CECELIA ANNE LEININGER




                          EXHIBIT "A"


                              _______________, 19___



James R. Leininger, M.D.
Cecelia Anne Leininger
200 Canada Verde
San Antonio, Texas 78232

     Re:  Notice of Exercise

Dear Jim and Cecelia:

      This letter shall serve as notice to you that I wish to exercise the options described below, pursuant to that certain
Option Agreement dated August 23, 1995 by and between James  R.
Leininger and Cecelia Anne Leininger and myself.

          Shares         Number of Shares         Exercise
         Available       to be Exercised            Price
         ---------       ----------------         --------
         _________        ___________             $9.125


In consideration for the exercise of this option, I have enclosed herewith a check in the amount of $_______________. Upon acceptance of this check, it is my understanding that you will direct KCI's stock transfer agent to issue me a stock certificate representing ___________ shares of KCI's common stock, which I have acquired on this date. I further understand that you will maintain this Notice of Exercise in your permanent files as a part of the exercise history of the Option Agreement.

                              Sincerely yours,



                              _______________________________
                              Bianca A. Rhodes



EXHIBIT 22.1
                        KCI SUBSIDIARIES



A.   Kinetic Concepts, Inc., a Texas corporation
     (Tax ID #74-1891727)

     Subsidiaries:

     1. KCI Therapeutic Services, Inc., a Delaware corporation
          (Tax ID #74-2152396)

     2.   KCI International, Inc., a Delaware corporation
          (Tax ID #51-0307888)

          a.  KCI  Medical Canada Inc., a Canadian
              corporation

          b.  Mediscus  International  Limited,  a
              United Kingdom corporation

              (i)   KCI Medical United Kingdom
                    Limited, a United Kingdom corporation

          c.  Mediscus Products Limited, a  United
              Kingdom corporation

              (i)   Home-Care Medical Products
                    Limited, a United Kingdom corporation

              (ii)  KCII  Medical  Limited,  a
                    United    Kingdom   corporation   (formerly
                    Lingard Leasing Limited), [Lingard Plastics
                    Ltd. dissolved]

         d.   KCI  Medical Holding GMBH (formerly)
              KCI  Medical GmbH, a Federal Republic of Germany
              GmbH and (formerly KCI Handels GmbH)

              (i)  KCI Mediscus Produkte GmbH

              (ii) KCI Therapy Products (Formerly Verwalt)

         e.   Equipement Medical KCI, S.A.R.L.,  a
              French corporation

         f.   KCI Medical B.V., a Netherlands corporation

         g.   KCI-Mediscus AG, a Swiss corporation

         h.   Mediscus medizinisch-technische Gerate
              Handelsgesellschaft mbH Austria

         i.   KCI   Europe  Holding  B.V.,  a  Netherlands
              corporation

         j.   KCI International-Virgin Islands,
              Inc., a Virgin Islands corporation

         k.   KCI  Medica  Espana,  S.A.,  a  Spanish
              corporation

         l.   KCI Medical Australia PTY, Ltd.,  an
              Australian corporation

         m.   KCI  Medical  S.r.l.,  an  Italian
              corporation

              [KCI-Mediscus    Klinikausstattung
              Gesellschaft  mbH,  an  Austrian  corporation  -
              DISSOLVED IN 1994]


     3.   KCI Financial Services, Inc., a Delaware corporation
          (Tax ID #87-0490775)

     4.   KCI New Technologies, Inc., a Delaware corporation
          (Tax ID #74-2615226)

     5. KCI Properties Limited, a Texas limited liability company, (Tax ID #74-2621178)

     6.   KCI  Real  Property Limited,  a  Texas  limited
          liability company, dba Premier Properties (Tax ID #74-
          2644430)

     7.   Medical Retro Design, Inc., a Delaware corporation
          (Tax ID #74-2652711)

     8.   KCI   Clinical  Systems,  Inc.,   a   Delaware
          corporation (Tax ID #74-2675416)



                               SIGNATURES


Pursuant to the requirments of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on January 23, 1996.

                                      KINETIC CONCEPTS, INC.


                                  By: /s/ JAMES R. LEININGER, M.D.
                                      ----------------------------
                                      James R. Leininger, M.D.
                                      Chairman of the Board of
                                      Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                              Date
        ---------                             ------

KINETIC CONCEPTS, INC.



By: /s/ JAMES R. LEININGER, M.D.              January 23, 1996
    ----------------------------
    James R. Leininger, M.D.
    Chairman of the Board of
    Directors



By: /s/ RAYMOND R. HANNIGAN                   January 23, 1996
    ----------------------------
    Raymond R. Hannigan
    Chief Executive Officer and
    President



By: /s/ BIANCA A. RHODES                      January 23, 1996
    ----------------------------
    Bianca A. Rhodes
    Chief Financial Officer and
    Senior Vice President
    (Principal Accounting Officer)



                              SIGNATURES (CONTINUED)

        Signatures                              DATE
        ----------                             ------



By: /s/ PETER A. LEININGER, M.D.               January 23, 1996
    -------------------------------
    Peter A. Leininger, M.D.
    Director



By: /s/ SAM A. BROOKS                          January 23, 1996
    -------------------------------
    Sam A. Brooks
    Director



By: /s/ FRANK A. EHMANN                        January 23, 1996
   --------------------------------
   Frank A. Ehmann
   Director



By: /s/ BERNHARD T. MITTEMEYER, M.D.           January 23, 1996
   ---------------------------------
   Bernhard T. Mittemeyer, M.D.
   Director