Form 10-K
period 1995-12-31
KINETIC CONCEPTS INC /TX/
filed 1996-03-29
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________ to __________________

                    Commission file number  1-9913


                        KINETIC CONCEPTS, INC.
        (Exact name of registrant as specified in its charter)

             Texas                         74-1891727
      (State of incorporation)      (I.R.S. Employer Identification No.)

       8023 Vantage Drive
       San Antonio, TX  78230                 (210) 524-9000
(Address of principal executive offices (Registrant's telephone number) and zip code)

       Securities registered pursuant to Section 12(b) of the Act:
  Title of Each Class         Name of Each Exchange on Which Registered
        None                                       None

      Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No  _____

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held of record by non-affiliates of the Registrant as of March 1, 1996 was approximately $284,211,068.00.

As of March 1, 1996, there were 44,404,588 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 1995 (in Parts I and II) and (b) Definitive Proxy Statement dated March 28, 1996 (the "Proxy Statement") relating to the Company's 1995 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the close of the Company's fiscal year.

                   FORM 10-K TABLE OF CONTENTS
                          PART I                            PAGE

Item 1.    Business....................................      3

Item 2.    Properties..................................     14

Item 3.    Legal Proceedings...........................     14


Item 4.    Submission of Matters to a Vote
           of Security Holders.........................     15

Item 4a.   Executive Officers of the Registrant........     15

                          PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.............     18

Item 6.    Selected Financial Data.....................     18

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    18

Item 8.    Financial Statements and
           Supplementary Data..........................     18

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......     18

                          PART III

Item 10.   Directors and Executive Officers
           of the Registrant...........................     19

Item 11.   Executive Compensation......................     19

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................     19

Item 13.   Certain Relationships and Related
           Transactions................................     19

                          PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.....................     19

Signatures...............................                   21


                             PART I


Item 1.  Business

General

      Kinetic Concepts, Inc. (the "Company" or "KCI") designs, manufactures, markets and distributes therapeutic products, primarily specialty hospital beds, mattress overlays and mattress replacement systems, that treat and prevent the complications of immobility. By preventing these complications or accelerating the healing process, the Company's products and services can significantly reduce the cost of patient care while improving clinical outcomes.

     From an initial base of specialty hospital beds designed for and used almost exclusively in acute care hospitals, the Company has broadened its existing product line and expanded its distribution network to serve the extended and home care settings. More recently, Kinetic Concepts has applied its therapeutic expertise to develop innovative medical devices to treat wounds and prevent deep vein thrombosis ("DVT"). The Company has also developed a product line to aid in the care of obese patients.

     Founded by James R. Leininger, M.D., an emergency room physician, to provide better care for his patients, the Company was incorporated in Texas in 1976. The Company's executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230, and its telephone number is (210) 524-9000.

      The Company is organized into four operating divisions: KCI
Therapeutic   Services,  Inc.  ("KCI  Therapeutic  Services"   or
"KCTS"),   KCI   Home   Care,  KCI  International,   Inc.   ("KCI
International") and KCI New Technologies, Inc. ("NuTech").

      KCI Therapeutic Services. KCI Therapeutic Services provides a complete line of therapeutic specialty support surfaces to patients in acute and sub-acute facilities as well as extended-care settings. This division consists of approximately 1000 personnel, many of which have a medical or clinical background. Sales are generated by a sales force of more than 250 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. A portion of this sales force is focused exclusively on either the extended care market or the acute care market although the majority of the sales force is responsible for sales across both settings.

      KCI Therapeutic Services has a national 24-hour customer service communications system which enhances its ability to quickly and efficiently respond to its customers' needs 24 hours-a-day, seven days-a-week. The Company distributes its specialty patient support products to acute and extended care facilities through a network of 147 domestic service centers. The KCTS service centers are organized as profit centers and the general managers who supervise the service centers are responsible for both sales and service operations. Each center has an inventory of beds and overlays which are delivered to the individual hospitals on an as-needed basis. The service personnel also assist in the placement of the patient on a support surface and in the pick-up and maintenance of the beds, overlays, sheets and accessories.

      The KCTS sales and support staff is comprised of over 250 employees with medical or clinical backgrounds. The principal responsibility of approximately 130 of these clinicians is making product rounds and participating in treatment protocols. These clinicians educate the hospital staff on issues related to patient treatment, assist in the establishment of protocols and accumulate outcome data related to the treatment of the patient. The clinical staff makes approximately 150,000 patient rounds annually. KCTS accounted for approximately 61% of the Company's total revenue in 1995.

      KCI Home Care. KCI Home Care rents and sells products that address the unique demands of the home health care market. In January 1995, KCI Home Care started a transition from a combined direct/dealer distribution system to distributing its products exclusively through independent dealers. The Company believes that selling through independent dealers gives it access to a larger patient population and improves the overall contribution from this business segment despite a reduction in per patient revenue. KCI Home Care accounted for approximately 6% of the Company's total revenue in 1995.

      KCI International. KCI International offers the Company's complete product line in ten foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy and Sweden. In 1996, the Swedish offices will be expanded to serve all of Scandinavia. In addition, relationships with independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to serve the demands of a growing global market. KCI International accounted for approximately 25% of the Company's total revenue in 1995.

      NuTech. NuTech manufactures and markets the PlexiPulse and PlexiPulse All-in-1 System through an independent sales representative network and is in the process of developing a dedicated sales force. NuTech accounted for approximately 7% of the Company's total revenue in 1995.

      On June 15, 1995, the Company sold its medical equipment leasing company, KCI Financial Services ("KCIFS") for cash.
KCIFS served as the leasing agent for the Medical Services Division, certain assets of which were sold in September 1994. In addition, on March 27, 1995, the Company sold the assets of Medical Retro Design, Inc. ("MRD), a subsidiary that refurbished standard hospital beds and furniture.

Products

      The Company's "Continuum of Care" provides innovative products and therapies across multiple care settings. The Company's products include Pressure Relief/Pressure Reduction products, Kinetic Therapy products, Bariatric Care products and medical devices.

      Pressure Relief/Pressure Reduction. The Company's Pressure Relief products include a variety of framed beds and overlays such as the KinAir III, TheraPulse, FluidAir Plus, HomeKair, HomeKair DMS, DynaPulse, FirstStep Plus, FirstStep Select and AirWorks Plus. The KinAir III has been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post operative skin grafts and flaps, and to help prevent the formation of pressure sores and certain other complications of immobility. The TheraPulse provides continuous pulsating action which gently massages the skin to help promote capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems. The FluidAir Plus is an air-fluidized bead bed with a built-in patient weighing system which supports the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief for skin grafts or flaps, burns and pressure sores. The HomeKair bed and HomeKair DMS overlay are low-cost pressure relief products designed to be easily transportable directly to a patient's home. The DynaPulse is a pulsating mattress replacement system that helps prevent pressure ulcers in patients at high risk for skin breakdown and can also be used to treat existing pressure ulcers. The FirstStep is an overlay designed to provide pressure relief and help prevent pressure sores in patients not normally treated on specialty beds. The First Step Select, an extension of the Company's low-end product line, offers an expanded selection of overlays with upgraded design features. AirWorks Plus is a low-cost overlay which provides pulsating air columns which assist in redistributing pressure for better skin care.

     Kinetic Therapy. The U.S. Center for Disease Control defines Kinetic Therapy as lateral rotation of at least 40 degrees on each side. The Company believes Kinetic Therapy is essential to the prevention or effective treatment of pneumonia in immobile patients. The Company's Kinetic Therapy products include the
TriaDyne, RotoRest, RotoRest Delta, BioDyne II and Q2 Plus. The TriaDyne, introduced in mid-1995, provides patients in acute care settings with three distinct therapies on an air suspension surface. The TriaDyne applies Kinetic Therapy by rotating the patient up to 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne can also provide percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne is built on Stryker Corporation's critical care frame, which is narrow and more suited to an ICU environment. The TriaDyne offers several other novel features not available on other products. The RotoRest Delta is a specialty bed which can rotate a patient up to a 62 degree angle on each side for the treatment of pulmonary complications and prevention of pneumonia. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and DVT. The BioDyne II combines many of the therapeutic benefits of the KinAir III and the RotoRest and is used by patients suffering from pneumonia, coma, stroke and chronic neurological disorders.

      Bariatric Care. The Company markets a line of therapeutic support surfaces and aids for patients suffering from obesity, a market that had previously been underserved. These products not only provide the proper support needed by obese patients, but also enable nurses to care for these patients in a dignified manner. Moreover, treating obese patients is also a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by nurses. The use of the Company's Bariatric products enables hospital staff to treat and move obese patients in a safer manner while utilizing fewer hospital personnel. The most advanced product in this line is the BariKare, which can serve as a chair, bed or X-ray table. This product is used generally for patients weighing from 300 to 500 pounds but can be used for patients who weigh up to 850 pounds. The Company believes that the BariKare is the most advanced product of its type available today.

      Medical Devices. The Company also rents and sells various products manufactured by the Company other than patient support surfaces. These products include the PlexiPulse, PlexiPulse All-in-1 System and The V.A.C.

      The PlexiPulse and PlexiPulse All-in-1 System are non-invasive vascular assist devices that aid venous return by pumping blood from the lower extremities to help prevent DVT and reestablish microcirculation. The pumping action is created by compressing specific parts of the foot or calf with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot and/or calf and are inflated in timed increments by the pump. The inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. The PlexiPulse is effective in preventing DVT, reducing edema and improving lower limb blood circulation.

      The Company also markets The V.A.C., a non-invasive, active wound closure therapy that utilizes negative pressure. The V.A.C. promotes healing in wounds, pressure ulcers and grafts that frequently do not respond to conventional treatment. Treatment protocols with The V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a separate vacuum pump. When activated, the vacuum pump creates a negative pressure in the wound that draws the tissue together. This vacuum action stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which stimulate healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress the wound every 8 to 12 hours.

Product Support -- The Clinical Advantage

      Kinetic Concepts believes that it has a clinical advantage in the patient support surface market. The Company's Clinical Advantage program includes a variety of support services and a growing database of clinical and patient outcome studies.
Clinical service to acute care and extended care facilities begins with the placement of the patient on a Company product. Trained Company clinicians make more than 150,000 regular patient contacts annually. This staff is comprised of over 250 employees with medical or clinical backgrounds; the sole responsibility of approximately 130 of these clinicians is making patient rounds and participating in treatment protocols. The Company's clinical staff also offers comprehensive product training and education to nurses. This direct patient and nurse contact enables the Company to assist the hospital in collecting valuable data. In order to effectively collect and process the data, the Company has developed Odyssey and Genesis, two proprietary software programs.

      Odyssey is sold to hospitals to enable them to standardize the information collected on wound treatment protocols. With
Odyssey, health care providers can institute a comprehensive wound care management system within their facility. Facilities use Odyssey to collect data on their wound patients and periodically send statistical information to Kinetic Concepts for processing. When processed and returned to the facility, Odyssey can generate reports comparing each individual patient's healing progress with those of similar patients on an internal, regional or national basis. This information enables each facility to tailor the protocols of its wound management system to the specific needs of its patients.

      Genesis is being developed and will be implemented so that the Company's staff clinicians can assist customers in tracking patient outcomes. The Company's clinicians make regular rounds to evaluate patients being treated with Kinetic Concepts' products. At the hospital's direction, information related to the use of the Company's products will be entered into a central database on a daily basis. Information in the database can then be analyzed to determine the effectiveness of specific treatment protocols when compared against a larger sample. When sufficient statistical data is collected, the database will assist physicians in determining treatment protocols based upon the range of outcome for certain patient conditions.

      The Company also has an active program of sponsoring independent clinical research. The Company believes that it has the most comprehensive collection of clinical research supporting the medical efficacy of its products of any company in its industry. These studies support the cost-effectiveness of the Company's products and provide the necessary clinical outcome data demanded by today's health care providers.

       The Company believes that the evolving health care marketplace is moving toward a prospective reimbursement system which will require actuarial information to predict patient outcomes in order to develop appropriate pricing structures. This valuable patient data and clinical research is central to the Company's marketing effort of demonstrating patient outcomes.

Competition

      The Company believes that the principal competitive factors within the patient support surfaces marketplace are product efficacy,  clinical  outcomes, service  and  price.  The  Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and providers.

      The Company contracts with both proprietary and voluntary GPOs. Proprietary GPOs own all of the hospitals which they represent and, as a result, can insure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot insure that their members will comply with the terms of an executed national agreement. Approximately 46% of the Company's total revenue during 1995 was generated under national agreements with GPOs.

      The Company competes on a national level with Hill-Rom and on a regional and local level with numerous other companies. In certain international markets, the Company competes principally with Hill-Rom. NuTech competes primarily with Kendall International in the foot and leg compression market.

Market Outlook

      The Company believes that it is well positioned to take advantage of the following factors affecting the market for health care products and services:

     Increased pressure on health care providers to control costs and improve patient outcomes. The pressure to control health care costs intensified during 1993 as a result of the health care reform debate and continues as Congress attempts to slow the rate of growth of health care costs as part of an effort to balance the federal budget. While the exact amount and nature of the health care budget cuts are not final, the Company believes that health care providers will continue to experience increased cost control pressures.

       Accelerating migration of patients from acute care facilities into extended and home care settings. Prompted by cost reduction pressures from government reimbursement programs, private insurers and managed care organizations, health care is now readily available in a wide variety of settings with a broad variety of cost structures. The role of traditional hospitals has been somewhat reduced to specific acute care functions such as emergency and specialty units. Most rehabilitation now occurs in extended care settings which currently account for approximately 9% of all U.S. health care expenditures. U.S. expenditures on this market segment are currently in excess of $85 billion and have grown at an average rate of approximately 10% per year since 1990.

      The home has also gained tremendous importance in health care. Costs associated with treating a patient in the home are typically 40% to 70% less than if the patient were treated in a hospital or nursing home. Total U.S. expenditures on home health care are in excess of $20 billion annually and have grown at an average rate of approximately 19% per year since 1990. The accelerating migration of patients from acute care facilities into extended and home care settings has created demand for products which conform to the physical constraints of these settings and match the relative acuity levels and cost structures.

      Consolidation of health care providers and national and regional group purchasing organizations. Consolidation of health care providers and national and regional group purchasing organizations within the health care industry has greatly increased the number of patients whose care is covered by a national organization which, in turn, has resulted in greater purchasing leverage for national health care provider organizations. In order to minimize costs, these organizations actively seek to place patients in the most cost effective care setting. Serving a national account generally requires that a vendor provide goods and services suitable for all care settings across a broad regional or national area.

      Growing demand for clinically proven and cost effective therapies. Cost containment efforts have spread across all aspects of the health care industry. Both private and government reimbursement programs are moving toward systems which feature prospective payments. Under this system, health care providers receive a payment determined by historical cost to cover all expenses associated with a specific illness. Expenses that exceed the amount reimbursed must be borne by the provider. The risk of bearing these expenses has prompted providers to demand documentation that a product or procedure will deliver the desired clinical outcome at a cost savings over traditional therapies.

     Patient demographics. U.S. Census Bureau statistics indicate that the 65-and-over age group is the fastest growing population segment and is expected to exceed 40 million by the year 2010. Management of wounds and circulatory problems is crucial for elderly patients. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by incontinence and poor nutrition.

      Obesity is increasingly being recognized as a serious medical complication. In 1994, approximately 650,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and thus are at risk for circulatory problems and skin breakdown. Treating obese patients is also a significant staffing issue for many health care facilities and a cause of worker's compensation claims among nurses.

      Growth in international markets. Health care systems in established economies are increasingly seeking methods to provide improved care at a reduced cost and are thereby becoming aware of the benefits of therapeutic patient support surfaces. The delivery of improved levels of health care is also growing in certain emerging economies.

     Emergence of disease state niche markets. The industry trend toward consolidation has yielded additional leverage to national health care provider networks and these networks are beginning to request packages of products and services that offer total solutions to specific diseases such as diabetes or cancer. The process of bundling disease state packages may create niche markets for providers of specialty products and services. Those providers with the appropriate logistical capabilities may have the opportunity to serve these growing niche markets on a national scale.

Research and Development

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Since January 1994, the Company has introduced a number of new products including: the TriaDyne, the BariKare, the PlexiPulse All-in-1 System and The V.A.C., a product developed from technology licensed to the Company. Expenditures for research and development represented approximately 2% of the Company's total expenditures in 1995. The Company intends to continue its research and development efforts.

Manufacturing

     The Company's manufacturing processes for its specialty beds, mattress overlays, mattress replacement systems and medical devices include the manufacture of certain components, the purchase of certain other components from suppliers and the assembly of these components into a completed product. Mechanical components such as blower units, electrical displays and air flow controls consist of a variety of customized subassemblies which are purchased from suppliers and assembled by the Company. The Company believes it has an adequate source of supply for each of the components used to manufacture its products.

Patents and Trademarks

     The Company seeks patent protection in the United States and abroad. As of December 31, 1995, the Company had 36 issued U.S. patents relating to its specialized beds, mattresses and related products. The Company also has 18 pending U.S. Patent applications. During 1994, the Company successfully sought protection of three of its patents in litigation against SSI. The jury in this case found that three of the Company's patents on the BioDyne and TheraPulse beds were valid and that SSI had willfully infringed those patents. The case was settled prior to the damages phase of the trial when SSI agreed to pay the Company damages of $84.75 million and remove its Restcue bed from the U.S. market.

      Many of the Company's specialized beds, products and services are offered under trademarks and service marks. The
Company has 25 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

     As of December 31, 1995, the Company had approximately 2,016 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

Government Regulation

      United States. The Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the
regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

      In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to GMPs) and Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those devices which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life- supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). All of the Company's current products have been classified as Class I or Class II devices.
Before a new device can be introduced in the market, the manufacturer must generally file an application for and obtain FDA clearance of a 510(k) notification or approval of a Premarket Approval ("PMA") Application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to certain Class III devices. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past.

      All devices manufactured or distributed by the Company are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

      Fraud and Abuse Laws. The Company is subject to federal and state laws pertaining to health care fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers, and providers from giving or receiving kickbacks or other remuneration in connection with the purchase or rental of health care items and services. The federal Medicare and Medicaid anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to for, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state health care programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

      These provisions have been broadly interpreted to apply to certain relationships between manufacturers/suppliers, such as the Company, and hospitals, skilled nursing facilities ("SNFs"), and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services ("HHS") have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

      The OIG has taken recent actions which suggest that relationships between manufacturers/suppliers of DME or medical supplies and SNFs (or other providers) currently may be under scrutiny. In May 1995, the OIG announced an enforcement initiative, "Operation Restore Trust," that targeted investigation of fraud and abuse in a number of states (i.e., California, Florida, Illinois, New York, and Texas), focusing specifically on the long-term care, home health, and DME industries. Furthermore, in August 1995, the OIG issued a Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the statute.

      Several states also have anti-remuneration or other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply regardless of whether Medicaid or Medicaid funds are involved.

      The Company is also subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. In one recent case, a major DME manufacturer paid more than $4 million to settle allegations that it had "caused to be presented" false Medicare claims through advice that its sales force allegedly gave to customers concerning the appropriate reimbursement coding for its products.

     Other Laws. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

      International. Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. Premarket clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements may vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the FDA's failure to grant requests for Certificates for Products for Export pending a satisfactory resolution of the Warning Letter will not have a material adverse effect upon the Company's ability to export its products.

Reimbursement

      The Company's products are rented and sold principally to hospitals, SNFs and DME suppliers who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. As a result, demand for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

      Medicare. Medicare is a federally-funded program that reimburses the costs of health care furnished primarily to the elderly and disabled. Medicare is composed of two parts: Part A and Part B. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. Specific Medicare guidelines have not currently been established addressing under what circumstances, if any, Medicare coverage would be provided for the use of the PlexiPulse or The V.A.C.

      The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. Most of the Company's products are furnished in a hospital, SNF or the beneficiary's home.

      Hospital Setting. With the establishment of the prospective payment system in 1983, acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") which is assigned to each Medicare beneficiary who is a hospital inpatient, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually long lengths of stay or high costs. However, outlier payments based upon length of stay are gradually being phased out and will be eliminated effective with fiscal year 1998. Furthermore, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor, or otherwise lower their costs.

       Certain specialty hospitals (e.g., long-term care, rehabilitation and childrens hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the prospective payment system and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, long-term care hospitals may receive separate Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products.

      Skilled Nursing Facility Setting. SNFs which purchase or rent the Company's products may be reimbursed directly under Medicare Part A for some portion of their incurred costs. Generally speaking, only the costs of treatment during the first 100 days of a qualifying spell of illness are subject to Medicare reimbursement. The costs incurred by SNFs in furnishing care to Medicare beneficiaries are categorized as either routine costs or ancillary costs. Routine costs are those costs which are incurred for items and services routinely furnished to all patients (e.g., general nursing services, items stocked in gross supply). Ancillary costs are considered those costs which are incurred for items or services ordered to treat a condition of a specific patient and which are not generally furnished to most patients. Ancillary costs are not subject to the routine cost limits. Given the current routine cost limits, SNFs may be more inclined to purchase or rent products which are reimbursed by Medicare as ancillary items or services than if these products were reimbursed as routine items or services. At present, the Company's specialty beds are classified under Medicare Part A as ancillary items. HCFA currently interprets the definition of ancillary items to include certain support surfaces such as low air loss mattress replacements, bed overlay systems and air fluidized therapy. Neither The V.A.C. nor the PlexiPulse have yet been classified as ancillary items when furnished in a SNF setting.

      Home Setting. The Company's products are also furnished to Medicare beneficiaries in the home settings. Medicare reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). Provided that various Medicare coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered flotation beds and alternating air mattresses, are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the lesser of the supplier's actual rental charge or the established fee schedule amount for the item. Guidelines concerning under what circumstances, if any, The V.A.C. or the PlexiPulse will be covered and reimbursed by DME have not been established.

       Medicaid. The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically-needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in skilled nursing facilities nationwide. The Company sells or rents its products to SNFs for use in furnishing care to Medicaid recipients. SNFs, or the Company, may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state.

      Private Payors. Many private payors, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase and rental of the Company's products. The scope of coverage and payment policies varies among private payors. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.

      Uncertainty of Health Care Reform. There are widespread efforts to control health care costs in the U.S. and worldwide. Various federal and state legislative initiatives regarding health care reform and similar issues continue to be at the forefront of social and political discussion. For example, the United States Congress is currently considering various legislative proposals to reform the Medicare and Medicaid programs. Some current proposals call for reduced payments to hospitals under the prospective payment system, limitations on payment for and recognition of ancillary items or services, establishment of a prospective payment system for Medicare reimbursement of SNF costs, freezes in DME fee schedule payment amounts, and the establishment of a "block grant" program that would give states greater discretion in designing and administering state Medicaid programs. If enacted into law, any of these proposals could affect future demand for and reimbursement of the Company's products. The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for the Company's products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.


Item 2.  Properties

      The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes 84,000 square feet of the building with the remaining space being leased to unrelated entities.

      The Company conducts its manufacturing, shipping, receiving and storage activities in a 153,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January 1988. In 1989, the Company completed the construction of a 17,000 square foot addition to the facility which is utilized as office space. The Company also owns a 37,000 square foot building in San Antonio, Texas which houses the Company's engineering center. In 1992, the Company purchased a 35,000 square foot facility in San Antonio, Texas which is used for storage. The Company maintains additional storage at two leased facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas which will be used to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and 2,500 square foot house.

      The Company leases approximately 150 domestic distribution centers, including each of its eight regional headquarters, which range in size from 600 to 19,600 square feet.

Item 3.  Legal Proceedings

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power -- hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery is just beginning and it is not possible to predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

      The Company is a party to several lawsuits arising in the ordinary course of its business and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

       The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. The Company currently has certain product liability claims pending for which provision has been made in the Company's financial statements. Management believes that resolution of these claims will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not experienced any significant losses due to product liability claims and currently maintains umbrella liability insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the Company's security holders during the fourth fiscal quarter of 1995.

Item 4a.  Executive Officers of the Registrant

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1996 annual meeting of directors and until his successor is duly elected and qualified. The executive officers of the Company and their ages and positions as of March 1, 1996 are as follows:

     Name                      Age        Position

Raymond R. Hannigan             56  Director, President and
                                    Chief Executive Officer
Peter A. Leininger, M.D.        53  Director and Executive Vice
                                    President
Bianca A. Rhodes                37  Senior Vice President,
                                    Finance and Chief Financial
                                    Officer
Dennis E. Noll                  41  Senior Vice President,
                                    General Counsel and
                                    Secretary
Frank DiLazzaro                 37  President, KCI
                                    International
Christopher M. Fashek           46  President, KCI Therapeutic
                                    Services
Daniel R. Puchek                43  President, NuTech
Joshua H. Levine                37  Vice President and General
                                    Manager, KCI Home Care
John H. Vrzalik, Sr             53  Vice President, Engineering
Martin J. Landon                36  Vice President, Accounting
                                    and Corporate Controller
Michael J. Burke                48  Vice President,
                                    Manufacturing
Scott S. Brooks                 47  Vice President, National
                                    Accounts
Larry P. Baker                  42  Vice President, Corporate
                                    Services
George P. Peace                 40  Vice President, Information
                                    Systems


      Raymond R. Hannigan joined the Company as its President and Chief Executive Officer in November 1994 and has served as a director of the Company since 1994. From January 1991 to November 1994, Mr. Hannigan was the President of the International Division of Sterling Winthrop Consumer Health Group (a pharmaceutical company with operations in over 40 countries), a wholly-owned subsidiary of Eastman Kodak. From May 1989 to January 1991, Mr. Hannigan was the President of Sterling Drug International.

      Peter A. Leininger, M.D., joined the Company as its Vice President, Medical in 1978, became Chief Administrative Officer and Senior Vice President of the Company in January 1994 and was named Executive Vice President in September 1995. Dr. Peter Leininger became a member of the Company's Board of Directors in 1980. Prior to 1978, Dr. Peter Leininger maintained a private medical practice and functioned as the southeast regional distributor for the Company's products. Peter A. Leininger, M.D. is the brother of James R. Leininger, M.D.

      Bianca A. Rhodes joined the Company as its Senior Vice President, Finance and Chief Financial Officer in September 1993. From July 1992 to April 1993, Ms. Rhodes served as Senior Vice President, Finance, Chief Financial Officer and Corporate Treasurer of Intelogic Trace, Inc. (a national computer services company). From 1990 to June 1992, Ms. Rhodes served as Vice President, Finance and Corporate Treasurer of Intelogic Trace, Inc. and prior to 1990, Ms. Rhodes served as Corporate Treasurer of Intelogic Trace, Inc.

      Dennis E. Noll joined the Company in February 1992 as its Senior Corporate Counsel and was appointed Vice President, General Counsel and Secretary in January 1993. Mr. Noll was promoted to Senior Vice President in September 1995. Prior to joining the Company in February 1992, Mr. Noll was a shareholder of the law firm of Cox & Smith Incorporated.

      Frank DiLazzaro joined the Company in 1988 as General Manager, KCI Medical Canada. Mr. DiLazzaro served as Vice President, KCI International, Inc. from June 1989 to December 1992. Mr. DiLazzaro has served as President, KCI International, Inc. since January 1993 and was Vice President, Marketing from April 1993 to September 1995.

     Christopher M. Fashek joined the Company in February 1995 as President, KCTS. Prior to joining the Company, he served as General Manager, Sterling Winthrop, New Zealand since February 1993, and served as Vice President Sales of Sterling Health USA from 1989 until February 1993.

      Daniel  R. Puchek joined the Company as its Vice President,
KCI  International  in 1987 and became Vice President,  Corporate
Development in February 1991. In August 1991, Mr. Puchek began serving as President, NuTech.

      Joshua H. Levine joined the Company in November 1992, as Senior Director, was promoted to National Sales Manager, Home Care Business in November 1993, and became Vice President and General Manager, KCI Home Care in July 1994. From April 1991 to November 1992, Mr. Levine served as Area Business Development Manager, Oncology Division for CareMark, Inc. (a home infusion company). Prior to April 1991, Mr. Levine was District Manager of the Company.

      John H. Vrzalik, Sr. joined the Company in 1977, was promoted to Vice President, Engineering in 1979 and has served in that position since that time.

      Martin J. Landon joined the Company in May 1994 as Senior Director of Corporate Development and was promoted to Vice President, Accounting and Corporate Controller in October 1994. From 1987 to May 1994, Mr. Landon worked for Intelogic Trace, Inc., most recently serving as Vice President, Chief Financial Officer.

      Michael J. Burke joined the Company in September 1995 as Vice President, Manufacturing. Prior to joining the Company, Mr. Burke worked for Sterling Winthrop, Inc., a Division of Eastman
Kodak Company, for 25 years, most recently serving as General Manager, Sterling Health HK/China since 1992.

      Scott S. Brooks, Vice President, National Accounts, joined the Company in June 1990 as Director of Sales and Marketing of KCI Medical Services. From April 1991 to March 1993, Mr. Brooks served as Regional Vice President of KCI Therapeutic Services, Inc. From April 1993 to February 1994, Mr. Brooks served as Vice President, National Accounts of the Company. From March 1994 to March 1995, Mr. Brooks served as the President of Medical Retro Design, a subsidiary of the Company. Prior to June 1990, Mr. Brooks served as Vice President of Simmons Healthcare.

     Larry P. Baker joined the Company in 1987 as the Director of Human Resources. Since 1993, Mr. Baker has held the position of
Vice President, Corporate Services.

      George P. Peace joined the Company in November 1994 as Vice President of Information Systems. From October 1992 to October 1994, Mr. Peace served as Vice President of Information Systems of La Quinta Inns Inc. Prior to October 1992, Mr. Peace served as Director of Information Systems Operations of La Quinta Inns Inc.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: KNCI. The range of the high and low bid prices of the Company's Common Stock for each of the quarters during the 1995 and 1994 fiscal years is contained on the inside back cover of the Company's 1995 Annual Report to Shareholders under the caption "Investor Information" and is hereby incorporated by reference.

      The Company's Board of Directors declared quarterly cash dividends on the Company's common stock in 1995 and 1994. The cash dividends totaled $.15 per common share in each of 1995 and 1994. The Company's Board of Directors will consider future dividends on a quarterly basis. The Company's credit agreement contains certain covenants which limit the Company's ability to declare and pay cash dividends.

      As of March 1, 1996, the approximate number of holders of record of the Company's Common Stock was 456.

Item 6.  Selected Financial Data

      Incorporated in this Item 6, by reference, is that portion of the Company's 1995 Annual Report to Shareholders appearing on page 12 under the caption "Selected Consolidated Financial Data."

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

      Incorporated in this Item 7, by reference, is that portion of the Company's 1995 Annual Report to Shareholders appearing on pages 13 to 18 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data

       Incorporated in this Item 8, by reference, are the Consolidated Balance Sheets and related Consolidated Statements of Earnings, Cash Flows, Capital Accounts and notes thereto and Independent Auditors' Report appearing on pages 19 to 32 in the Company's 1995 Annual Report to Shareholders.

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

                            PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated in this Item 10, by reference, are those portions of the Company's definitive Proxy Statement appearing on pages 2 to 5 therein under the caption "Election of Directors" and on page 17 therein under the caption "Timeliness of Certain SEC Filings." See also the information in Item 4a of Part I of this Report.

Item 11. Executive Compensation

      Incorporated in this Item 11, by reference, is that portion of the Company's definitive Proxy Statement appearing on pages  8 to 10 under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated in this Item 12, by reference, is that portion of the Company's definitive Proxy Statement appearing on pages  6 and  8  under  the  caption  "Securities  Holdings  of  Principal
Shareholders, Directors and Officers."

Item 13. Certain Relationships and Related Transactions

     In August 1995, the Company loaned $10.0 million to James R. Leininger, M.D., the principal shareholder and chairman of the Company's Board of Directors. The note was secured by a Stock Pledge Agreement covering one million shares of common stock of Kinetic Concepts, Inc. Interest accrued at the rate of 7.94% per annum. In January 1996, upon completion of the secondary stock offering by Dr. Leininger and certain other related selling shareholders, the note and all accrued interest was paid in full.


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         The   following   consolidated   financial   statements,
         incorporated  herein by reference to the Company's  1995
         Annual Report to Shareholders, are filed as a part of this report:

              Consolidated Balance Sheets as of December 31, 1995
              and 1994

              Consolidated Statements of Earnings for the three years ended December 31, 1995, 1994 and 1993

              Consolidated Statements of Cash Flows for the three years ended December 31, 1995, 1994 and 1993

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

              Consolidated Statements of Capital Accounts for the three years ended December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements

              Independent Auditors' Report


     2.  Financial Statement Schedules

         The following consolidated financial statement schedules for each of the years in the three-year period ended
         December 31, 1995 are filed as part of this Report:

              Independent Auditors' Report

              Schedule VIII - Valuation and Qualifying Accounts -
              Years ended December 31, 1995, 1994 and 1993

         All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3.  Exhibits

   The following exhibits are filed as a part of this Report:

         Exhibit                    Description


         11.1      Earnings Per Share Computation.

         13.1      Kinetic Concepts, Inc. 1995 Annual Report to
                   Shareholders (furnished for the information of the Commission and not deemed to be "filed", except for those portions expressly incorporated herein by reference).

         21.1      Subsidiary Listing.

         23.1      Consent by KPMG Peat Marwick dated March 28,
                   1996 to incorporation by reference of their reports dated February 6, 1996 in Registration
                   Statements on Form S-8 previously filed by the Company.


    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 28, 1996.



                                 KINETIC CONCEPTS, INC.

                                 By: /s/ JAMES R. LEININGER,M.D.
                                    ___________________________
                                    James R. Leininger, M.D.
                                    Chairman of the
                                    Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signatures                    Title             Date

/s/ JAMES R. LEININGER, M.D.     Chairman of the       March 28, 1996
____________________________     Board of Directors
James R. Leininger, M.D.

/s/ RAYMOND R. HANNINGAN         Chief Executive       March 28, 1996
___________________________      Officer and
Raymond R. Hannigan              President

/s/ BIANCA A. RHODES             Chief Financial       March 28, 1996
___________________________      Officer and Senior
Bianca A. Rhodes                 Vice President
                                 (Principal Accounting
                                 Officer)

/s/ PETER A. LEININGER, M.D.     Director              March 28, 1996
___________________________
Peter A. Leininger, M.D.

/s/ SAM A. BROOKS                Director              March 28, 1996
___________________________
Sam A. Brooks

/s/ FRANK A. EHMANN              Director              March 28, 1996
___________________________
Frank A. Ehmann

/s/ BERNHARD T. MITTEMEYER,M.D.  Director              March 28, 1996
______________________________
Bernhard T. Mittemeyer, M.D.




                  Independent Auditors' Report



The Board of Directors and Shareholders
Kinetic Concepts, Inc.:

Under date of February 6, 1996, we reported on the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, capital accounts, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in
Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/ KPMG PEAT MARWICK LLP
                                      _________________________
                                      KPMG Peat Marwick LLP


San Antonio, Texas
February 6, 1996



Schedule VIII


             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)

               Three years ended December 31, 1995


                          Additions  Additions               12/31/93
                Balance    Charged    Charged                 Balance
                   at     to Costs    to Other               at End of
Description   Beginning     and      Accounts   Deductions    Period
              of Period   Expenses
___________  __________   ________   ________   __________   _________
Allowance for
doubtful
accounts       $6,975     $5,330      $    -     $4,805        $7,500



                          Additions  Additions                12/31/94
                Balance    Charged    Charged                 Balance
                   at      to Costs   to Other               at End of
Description    Beginning     and      Accounts   Deductions    Period
               of Period   Expenses
___________   __________  _________  _________  ____________  _________
Allowance for
doubtful
accounts        $7,500    $1,429      $    -     $  329        $8,600


                          Additions   Additions               12/31/95
                Balance    Charged     Charged                 Balance
                   at      to Costs    to Other               at End of
Description    Beginning     and       Accounts  Deductions     Period
               of Period   Expenses
____________  __________  _________   _________  __________   _________
Allowance for
doubtful
accounts         $8,600    $1,883      $    -     $4,306       $6,177