Form 10-Q
period 1996-03-31
KINETIC CONCEPTS INC /TX/
filed 1996-05-13
CIK 831967

14 of 14
                      SECURITIES AND EXCHANGE
                        COMMISSION Washington,
                        D.C. 20549
                               Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 1996
                                 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ________________


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

                         Yes  X        No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock:  44,319,981 shares as of March 31, 1996

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                             (in thousands)
                                              March 31,  December 31,
                                                1996         1995
                                              ---------  ------------
                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $ 65,107     $ 52,399
  Accounts receivable, net                      58,469       56,032
  Inventories                                   19,633       18,854
  Note receivable from principal shareholder        --       10,291
  Prepaid expenses and other                     7,169        4,865
                                              --------     --------
          Total current assets                 150,378      142,441
                                              --------     --------
Net property, plant and equipment               64,195       62,276
Other notes receivable, net                      3,187        3,187
Goodwill, less accumulated amortization of
  $10,950 in 1996 and $10,625 in 1995           13,847       13,968
Other assets, less accumulated amortization
  of $5,525 in 1996 and $5,638 in 1995          22,802       21,854
                                              --------     --------
                                              $254,409     $243,726
                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  4,172     $  2,512
  Accrued expenses                              25,862       26,490
  Income tax payable                             7,956        4,026
                                              --------     --------
          Total current liabilities             37,990       33,028
                                              --------     --------

Deferred income taxes, net                         661          374
                                              --------     --------
                                                38,651       33,402
                                              --------     --------

Shareholders' equity:
Common stock; issued and outstanding 45,967
  in 1996 and 44,331 in 1995                        44           44
Additional paid-in capital                      11,103       12,123
Retained earnings                              204,330      197,290
Cumulative foreign currency translation
  adjustment                                       636        1,052
Notes receivable from officers                    (355)        (185)
                                              --------      -------
                                               215,758      210,324
                                              --------      -------
                                              $254,409     $243,726
                                              ========     ========

See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                 (in thousands, except per share data)
                              (unaudited)

                                               Three months
                                                   ended
                                                 March 31,
                                           --------------------
                                              1996      1995
                                           --------   ---------
Revenue:
  Rental and service                       $ 56,790   $ 48,422
  Sales and other                            10,797      8,605
                                           --------   --------
         Total revenue                       67,587     57,027

Rental expenses                              37,246     33,427
Cost of goods sold                            4,043      3,916
                                           --------   --------
                                             41,289     37,343
                                           --------   --------
         Gross profit                        26,298     19,684

Selling, general and administrative
expenses                                     12,557     10,107
                                           --------   --------
         Operating earnings                  13,741      9,577

Net interest income,                            970        533
                                           --------   --------
         Earnings before income taxes        14,711     10,110

Income taxes                                  5,897      4,012
                                           --------   --------
         Net earnings                      $  8,814   $  6,098
                                           ========   ========

Earnings per common and common equivalent
  share                                    $   0.19   $   0.14
                                           ========   ========
Shares used in earnings per share
  computations....                           45,967     45,115
                                           ========   ========

See accompanying notes to condensed consolidated financial statements.


              ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                            (in thousands)
                              (unaudited)
                                                   Three months ended
                                                   ------------------
                                                        March 31,
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
Cash flows from operating activities:
Net earnings                                       $ 8,814   $ 6,098
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                      5,476     5,814
  Provision for uncollectible accounts receivable      408       (48)
  Change in assets and liabilities:
  Decrease (increase) in accounts receivable, net   (2,920)    1,115
  Decrease (increase) in notes receivable               --     2,489
  Decrease (increase) in inventory                  (  831)   (1,349)
  Decrease (increase) in prepaid and other assets   (2,304)     (782)
  Increase (decrease) in accounts payable            1,633     1,508
  Increase (decrease) in accrued expenses             (670)   (3,054)
  Increase (decrease) in income taxes payable        4,333       656
  Increase (decrease) in deferred income taxes        (116)      173
                                                   -------   -------
     Net cash provided by operating activities      13,823    12,620
                                                   -------   -------

Cash flows from investing activities:
  Additions to property, plant and equipment        (6,798)   (4,427)
  Decrease (increase) in inventory to be
    converted into equipment for short-term rental    (750)   (3,750)
  Dispositions of property, plant and equipment        250       185
  Decrease in note receivable from principal
    shareholder                                     10,000        --
  Decrease in finance lease receivables                 --       158
  Increase in other assets                            (801)       --
                                                   -------   -------
    Net cash provided (used) by investing
    activities                                       1,901    (7,834)
                                                   -------   -------
Cash flows from financing activities:
  Borrowings (repayments) of notes payable and
    long-term obligations                               --      (296)
  Repayments of capital lease obligations               --      (119)
  Proceeds from the exercise of stock options        1,141     1,043
  Purchase and retirement of treasury stock         (2,331)       --
  Cash dividends paid to shareholders               (1,666)   (1,649)
                                                   -------   -------
    Net cash used by financing activities           (2,856)   (1,021)
                                                   -------   -------
Effect of exchange rate changes on cash and
  cash equivalents                                    (160)      504
                                                   -------   -------
Net increase in cash and cash equivalents           12,708     4,269
Cash and cash equivalents, beginning of year        52,399    43,241
                                                   -------   -------
Cash and cash equivalents, end of year             $65,107   $47,510
                                                   =======   =======

Supplemental disclosure of cash flow information:
  Cash paid during the first three months for:
    Interest                                       $    64   $   210
    Income taxes                                       310     4,048

See accompanying notes to condensed consolidated financial statements


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

(1)  BASIS OF PRESENTATION
     ---------------------
     The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company").
     The foregoing   financial   information   reflects   all
     adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of
     operations for the  interim periods  presented.   Interim period
     operating results are not necessarily indicative of the results to be expected for the full fiscal year. The financial information presented for the interim periods is unaudited and subject to year-end audit and adjustments.

(2)  INVENTORY COMPONENTS
     --------------------
     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                            March 31,  December 31,
                                              1996        1995
                                            ---------  ------------
     Finished goods                         $ 2,901      $  2,890
     Work in process                          2,310         1,040
     Raw materials, supplies and parts       20,422        20,174
                                            -------       -------
                                             25,633        24,104

     Less  amounts expected to be
       converted into equipment for
       short-term rental                     (6,000)       (5,250)
                                            -------       -------
             Total inventories              $19,633       $18,854
                                            =======       =======

(3)  NOTES RECEIVABLE
     ----------------
     In  August  1995,  the Company loaned $10.0 million  to  James
     R. Leininger, M.D., the Company's principal shareholder and chairman of the Company's Board of Directors. The note was secured by a Stock Pledge Agreement covering one million shares of common stock in Kinetic Concepts, Inc. Interest accrued on the note at the annual rate of 7.94%. In January 1996, the note receivable and all accrued interest was collected in full.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS (unaudited)


(4)  SHARES USED IN EARNINGS PER COMMON AND
     --------------------------------------
     COMMON EQUIVALENT SHARE COMPUTATIONS
     ------------------------------------
     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):


                                            Three months ended
                                                 March 31,
                                            ------------------
                                              1996      1995
                                            --------   -------
     Average outstanding common shares       44,320     43,997
     Average common equivalent shares -
       dilutive effect of option shares       1,647      1,118
                                             ------     ------
     Shares used in earnings per share
       computations                          45,967     45,115
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


(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Company is party to several lawsuits generally incidental to its business and is contesting certain adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

(6)  NEW PRONOUNCEMENTS
     ------------------
     Effective with the first quarter of 1996, the Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this new pronouncement had no effect on the financial statements for the period.

     During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
     No.   123 "Accounting  for Stock-Based Compensation," effective
     for fiscal years beginning after December 15, 1995. The new statement allows companies to continue accounting for stock-based compensation under the provisions of APB Opinion 25 "Accounting for Stock Issued to Employees"; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

     Companies that do not follow the new fair value based method will be required to provide expanded disclosures in
     footnotes to the financial statements.   The Company has
     elected to continue to account for its employee stock compensation plans as prescribed under Opinion 25 and will make the pro forma disclosures of net income and earnings per share required by Statement 123 beginning with its financial statements for the year ended December 31, 1996.




                    Independent Auditors' Report


The Board of Directors
Kinetic Concepts, Inc.:


We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings for the three month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31,
1995, and the related consolidated statements of earnings, capital accounts, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                              /s/ KPMG PEAT MARWICK LLP
                              -------------------------
                              KPMG Peat Marwick LLP

San Antonio, Texas
April 17, 1996



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

Results of Operations

First Quarter of 1996 Compared to First Quarter of 1995
- -------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year ($ in thousands):

                                  Three Months Ended March 31,
                                  ----------------------------
                                    Revenue        Increase
                                  Relationship    (Decrease)
                                  ------------    ----------
                                  1996  1995      $       Pct
                                  ----  ----   -------   ----
Revenue:
  Rental and service               84%   85%  $  8,368    17%
  Sales and other                  16    15      2,192    25
                                  ----  ----  --------   ----
                                  100%  100%    10,560    19
Rental expenses                    55    59      3,819    11
Cost of goods sold                  6     7        127     3
                                  ----  ----  --------   ----
    Gross profit                   39    34      6,614    34
Selling, general and
  administrative expenses          19    17      2,450    24
                                  ----  ----  --------   ----
    Operating earnings             20    17      4,164    43
Net interest                       (1)   (1)       437    82
                                  ----  ----  --------   ----
    Earnings before income taxes   22    18      4,601    46
Income taxes                        9     7      1,885    47
                                  ----  ----  --------   ----
    Net earnings                   13%   11%  $  2,716    45%
                                  ====  ====  ========

      The Company's revenue is derived from four primary markets.
The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                        Three months ended
                            March 31,
                        ------------------
                          1996      1995
                        -------   -------
Acute/Extended           $42.1     $34.3
HomeCare                   3.8       3.7
International             17.3      13.7
Medical Devices            4.4       3.7
Other (1)                   --       1.6
                        -------   -------
                         $67.6     $57.0
                        =======   =======

(1) Consists of revenue of KCI Financial Services, which was sold by the Company in June 1995.


      Total revenue in the first quarter of 1996 increased by $10.6 million or 19% to $67.6 million from $57.0 million in the first quarter of 1995. Revenue from the Company's specialty patient surface business was $45.9 million, up $7.9 million or 21% from the first quarter of 1995. This increase was due to new product
introductions, primarily the TriaDyne   and  increased  patient  days
in  the  nursing   home   and rehabilitation (extended care) market.
Revenue in the Home Care segment increased  slightly   from  the
prior-year period,  however, patient days were up nearly  30%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

from the first three months of 1995. This change in average rental price reflects the Company's shift to an independent dealer
network during  1995.   The dealer network provides access to a
larger patient population, however, revenue received from dealers is less than that which the Company would receive from direct sales because revenue from dealers is net of dealer service expenses. Revenue from the Company's international operations was $17.3
million,  up  26%  from  the  first quarter  of  1995.   Increased
market penetration and increased sales contributed towards the higher revenue. Revenue from medical device operations increased 19% to $4.4 million in the first quarter of 1996 due primarily to greater market penetration.

      Rental expenses were 66% of total rental revenue in the first quarter of 1996 compared to 69% in the first quarter of
1995.   This decrease  is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, combined with reduced depreciation on the rental fleet.

     Gross profit increased $6.6 million or 34% to $26.3 million in the first quarter of 1996 from $19.7 million in the first quarter of 1995 due to the increase in revenue as well as the controlled growth in rental expenses.

      Selling, general and administrative expenses increased $2.5 million, or 24%, to $12.6 million in the first quarter of 1996 from $10.1 million in the first quarter of 1995. As a percentage of total revenue, selling, general and administrative expenses were at 19% in the first quarter of 1996 as compared with 18% in the first quarter of 1995. The increase is due in part to costs associated with certain key investments, e.g. improved marketing and information systems.

      Operating earnings for the period increased $4.2 million, or 43%, to $13.7 million compared to $9.6 million in the prior-year quarter resulting largely from broad-based revenue growth.

      Net interest income for the three months ended March 31, 1996 was $1 million compared to $0.5 million in the prior year. This increase was due to interest recognized on the note receivable from Mediq/PRN. Interest on this note is paid quarterly, in arrears, beginning in 1996.

      The Company's effective income tax rate in the first quarter of 1996 was 40%, consistent with the first quarter of 1995.

      Net earnings increased $2.7 million, or 45%, to $8.8 million in the first quarter of 1996 from $6.1 million in the first quarter of 1995. This increase was due to the relative decrease in rental expenses, increased net interest income and the change in revenue as discussed above.

Financial Condition
- -------------------

      The change in revenue and expenses experienced by the Company during the first quarter of 1996 and other factors resulted in changes to the Company's balance sheet as follows:



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- -----------------------------------------------------------

      Inventory at March 31, 1996 increased $0.7 million, or 4%, to $19.6 million from $18.9 million at December 31, 1995 primarily due to new product introductions and further market expansion internationally. In late 1995, the Company began operations in both Italy and Sweden.

      The note receivable from principal shareholder at December 31, 1995 of $10.3 million, including accrued interest, was collected in full during the first quarter.

     Net property, plant and equipment at March 31, 1996 increased $1.9 million, or 3%, to $64.2 million from $62.3 million at
December  31, 1995    due   to   additions   to   rental   equipment
and   computer hardware/software in excess of depreciation and
dispositions.   Capital expenditures were $6.8 million during the
first quarter of 1996 as the Company invested in new products for its rental fleet and new computer systems.

      Accrued expenses at March 31, 1996 decreased $0.6 million, or 2%, to $25.9 million from $26.5 million at December 31, 1995 due primarily to the payment of 1995 management bonuses in the first quarter of 1996.

Market Trends
- -------------

      The health care industry is facing various challenges, including increased pressure on health care providers to control costs, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven and cost effective therapies. In addition, Congress continues to debate federal health care expenditures in an attempt to slow the rate of growth and balance the federal budget. As a result, the Company believes that health care providers will continue to experience heightened cost control pressures.

      Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's average daily rental rates on its products. These industry trends, together with the increasing migration of patients from acute care to extended and home care settings have had an effect of reducing the Company's historical revenue from acute care facilities. The Company expects these industry trends to continue. The Company is addressing these trends by increasing its marketing efforts beyond its existing base of more than 1000 acute care hospitals to market to an additional 2000 medium to large hospitals in which the Company has a relatively small presence. The Company further believes that the introductions of the TriaDyne and BariKare beds will enable it to further penetrate this market.

      More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medial devices, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase products more often than U.S. health care providers, and the Company's revenue from international operations represents an increasing portion of the Company's total revenue.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

Legal Proceedings
- -----------------

      The Company is party to several lawsuits arising in the ordinary course of its business and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and
adjustments.  See "Item 1. Financial Statements".   In the opinion
of management, the disposition of these items will not have a material adverse effect on the Company's business, financial condition or results of operations.

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. The Company currently has certain liability claims pending for which provision has been made in the Company's financial statements. Management believes that resolution of these claims will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not experienced any significant losses due to product liability claims and currently maintains umbrella liability insurance coverage.

Liquidity and Capital Resources
- -------------------------------

      During the first quarter of 1995, the Company generated net cash provided by operating activities of $13.8 million compared to $12.6 million in the prior year period. At March 31, 1996, cash and cash equivalents totaling $65.1 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement currently permits borrowings of up to $50.0 million. At March 31, 1996, the entire amount of the Credit Agreement was available. The Company believes that current cash reserves combined with operating cash flows during the next twelve month period will be sufficient to provide for new investments in equipment and any working capital needed during the period.

      At March 31, 1996, the Company was committed to purchase approximately $700,000 of inventory associated with a new product over the remainder of this year. The Company did not have any other material purchase commitments.


                     PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

       EXHIBIT        BY REFERENCE        DESCRIPTION
       -------        ------------        ------------

          15         Filed herewith       Letter from KPMG
                                          Peat Marwick LLP
                                          dated April 17, 1996

          27         Filed herewith       Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By: /s/  JAMES R. LEININGER, M.D.
              -----------------------------
              James R. Leininger, M.D.
              Chairman of the Board


          By: /s/  RAYMOND R. HANNIGAN
              ------------------------
              Raymond R. Hannigan
              President and Chief Executive Officer


          By:  /s/  BIANCA A. RHODES
               ---------------------
               Bianca A. Rhodes
               Senior Vice President,
               Chief Financial Officer
               and Chief Accounting
               Officer



Date:  May 14, 1996