Form 10-Q
period 1996-06-30
KINETIC CONCEPTS INC /TX/
filed 1996-08-13
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1996

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
       (Exact name of registrant as specified in its charter)


               Texas                         74-1891727
     ------------------------    ------------------------------------
     (State of Incorporation)    (I.R.S. Employer Identification No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
  -------------------------------       --------------------------
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

                        Yes  X        No
                           ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock: 43,950,082 shares as of July 31, 1996







                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                              June 30,    December 31,
                                                1996        1995
                                             ----------   -----------
 Assets:                                     (unaudited)
 -------
 Current assets:
   Cash and cash equivalents...........        $ 64,866    $ 52,399
   Accounts receivable, net............          56,308      56,032
   Inventories.........................          20,647      18,854
   Note receivable from principal
     shareholder.......................             --       10,291
   Prepaid and other assets............           7,826       4,865
                                               --------     -------

      Total current assets.............         149,647     142,441
                                               --------    --------

 Net property, plant and equipment.....          63,042      62,276
 Other notes receivable, net...........           3,187       3,187
 Goodwill, net.........................          14,192      13,968
 Other assets, net.....................          21,883      21,854
                                               --------    --------

                                               $251,951    $243,726
                                               ========    ========

 Liabilities and Shareholders' Equity:
 -------------------------------------
 Current liabilities:
   Accounts payable....................        $  2,636    $  2,512
   Accrued expenses....................          26,542      26,490
   Income taxes payable................           4,253       4,026
                                               --------    --------

      Total current liabilities........          33,431      33,028


 Capital lease obligations.............             574          --
 Deferred income taxes, net............           1,269         374
                                               --------    --------

                                                 35,274      33,402
                                               --------    --------
 Shareholders' equity:
   Common stock; issued and outstanding
     44,192 in 1996 and 44,331 in 1995.              44          44
   Additional paid-in capital..........           6,036      12,123
   Retained earnings...................         210,961     197,290
   Cumulative foreign currency translation
     adjustment........................             (41)      1,052
   Notes receivable from officers......            (323)       (185)
                                               --------    --------
                                                216,677     210,324
                                               --------    --------
                                               $251,951    $243,726
                                               ========    ========

See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                                Three months ended  Six months ended
                                     June 30,           June 30,
                                ------------------  -----------------
                                  1996      1995      1996     1995
                                -------   -------   -------  --------
Revenue:
  Rental and service......      $54,095   $50,432  $110,885  $ 98,854
  Sales and other.........       10,177     9,358    20,974    17,963
                                -------   -------  --------  --------

    Total revenue.........       64,272    59,790   131,859   116,817

Rental expenses...........       35,611    34,525    72,857    67,952
Cost of goods sold........        3,786     4,313     7,829     8,229
                                -------   -------  --------  --------
                                 39,397    38,838    80,686    76,181
                                -------   -------  --------  --------

    Gross profit..........       24,875    20,952    51,173    40,636
Selling, general and
  administrative expenses.       12,154    12,235    24,711    22,342
                                -------   -------  --------  --------
    Operating earnings....       12,721     8,717    26,462    18,294

Net interest income.......          904       557     1,874     1,090
                                -------   -------  --------  --------
    Earnings before income
        taxes.............       13,625     9,274    28,336    19,384
Income taxes..............        5,438     3,558    11,335     7,570
                                -------   -------  --------  --------

    Net earnings..........      $ 8,187   $ 5,716  $ 17,001  $ 11,814
                                =======   =======  ========  ========


    Earnings per common and
        common equivalent
        share.............      $  0.18   $  0.13  $   0.37  $   0.26
                                =======   =======  ========  ========

    Shares used in earnings
        per share
        computations......       46,459    45,242    46,015    45,183
                                =======   =======  ========   =======


See accompanying notes to condensed consolidated financial statements.




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)
                                                    Six months ended
                                                        June 30,
                                                  ---------------------
                                                     1996       1995
                                                  ---------   ---------
Cash flows from operating activities:
  Net earnings................................    $ 17,001    $ 11,814
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization...........      11,709      11,442
      Provision for uncollectible accounts
        receivable............................       1,187         165
      Loss on KCIFS disposition...............          --       2,933
      Change in assets and liabilities:
        Decrease (increase) in accounts
          receivable..........................      (1,736)      3,104
        Decrease in notes receivable..........          --       5,049
        Increase in inventories...............      (1,983)     (3,188)
        Increase in prepaid and other assets..      (2,395)       (950)
        Increase in accounts payable..........         597       1,623
        Decrease in accrued expenses..........         (99)     (1,059)
        Increase (decrease) in income taxes
          payable.............................         630      (5,584)
        Increase in deferred income taxes.....         492       2,714
                                                    ------      ------
         Net cash provided by operating
            activities........................      25,403      28,063
                                                    ------      ------
Cash flows from investing activities:
  Additions to property, plant, and
    equipment.................................     (12,480)    (16,522)
  Increase in inventory to be converted
    into equipment for short-term rental......        (150)     (2,750)
  Dispositions of property, plant, and
    equipment.................................         750         425
  Proceeds from KCIFS disposition.............          --       7,182
  Decrease in finance lease receivables, net..          --         339
  Decrease in note receivable from principal
    shareholder...............................       10,000         --
  Increase in other assets....................       (1,340)        --
                                                     ------     ------
          Net cash used by investing activities      (3,220)   (11,326)
                                                     ------     ------
Cash flows from financing activities:
  Repayments of note payable and long-term
    obligations................................          --       (853)
  Proceeds from the exercise of stock options..       4,276      1,180
  Purchase and retirement of treasury stock....     (10,363)        --
  Cash dividends paid to shareholders..........      (3,331)    (3,309)
  Other........................................        (138)        --
                                                    -------    -------
          Net cash used by financing activites.      (9,556)    (2,982)
                                                    -------    -------
Effect of exchange rate changes on cash and
  cash equivalents.............................        (160)       803
                                                    -------    -------
Net increase in cash and cash equivalents......      12,467     14,558
Cash and cash equivalents, beginning of year...      52,399     43,241
                                                    -------    -------
Cash and cash equivalents, end of period.......    $ 64,866   $ 57,799
                                                    =======    =======

Supplemental disclosure of cash flow information:
  Cash paid during the first six months for:
    Interest...................................          82        254
    Income taxes...............................       6,160      8,492


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

(2)  INVENTORY COMPONENTS
     --------------------
     Inventories  are  stated at the lower of cost (first-in,  first-
     out)   or  market  (net  realizable  value).   Inventories   are
     comprised of the following (in thousands):

                                      June 30,     December 31,
                                        1996          1995
                                     ----------    ------------
        Finished goods..........      $ 3,892       $ 2,890
        Work in process.........        2,763         1,040
        Raw materials, supplies
          and parts.............       19,392        20,174
                                      -------       -------
                                       26,047        24,104

        Less amounts expected to be
        converted into equipment
        for short-term rental...        5,400         5,250
                                      -------       -------
             Total inventories..      $20,647       $18,854
                                      =======       =======


(3)  SHARES USED IN EARNINGS PER COMMON AND
     --------------------------------------
     COMMON EQUIVALENT SHARE COMPUTATIONS
     ------------------------------------
     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                Three months ended    Six months ended
                                     June 30,             June 30,
                                ------------------    -----------------
                                  1996      1995        1996      1995
                                --------  --------    --------  -------
      Average outstanding
         common shares......     44,307    44,206      44,332    44,102


      Average common equivalent
         shares-dilutive effect
         of option shares....     2,152     1,036       1,683     1,081
                                 ------    ------      ------    ------
      Shares used in earnings
         per share computations  46,459    45,242      46,015    45,183
                                 ======    ======      ======    ======



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


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


(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of subsidiary claims. Novamedix seeks injunctive relief and monetary damages. Discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material effect on the Company's business, financial condition or results of operations.

     The Company is party to several lawsuits generally incidental to its business, including product claims and is contesting certain adjustments proposed by the Internal Revenue Service to prior years' tax returns. Provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material effect on the Company's business, financial condition or results of operations.

     The Company maintains an investment in a Limited Partnership which invests in securities, primarily in small to mid-sized companies which have or may have the potential to provide quality products or services to healthcare organizations and providers. The Company's investment as of December 31, 1995 was $150,000; however, the Company is committed to invest a maximum of $1.5 million with the Partnership. The committed balance is callable by the General Partner, as needed by the Partnership, on 30 days prior written notice.


(5)  NEW PRONOUNCEMENTS
     ------------------
     Effective with the first quarter of 1996, the Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this new pronouncement had no effect on the financial statements for the period.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


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

     Companies that do not follow the new fair value based method will be required to provide expanded disclosures in footnotes to the financial statements. The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB Opinion 25 and will make the pro forma footnote disclosure of net income and earnings per share required by Statement 123 beginning with its financial statements for the year ended December 31, 1996.






                    Independent Auditors' Report


The Board of Directors
Kinetic Concepts, Inc.:


We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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



San Antonio, Texas
July 16, 1996





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

Results of Operations

Second Quarter of 1996 Compared to Second Quarter of 1995
- ---------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year ($ in thousands):

                                       Three Months Ended June 30,
                                 _______________________________________
                                                          Variance
                                 Revenue Relationship Increase (Decrease)
                                 -------------------- ------------------
                                    1996       1995        $       Pct
                                 ---------   --------  --------  ------
   Revenue:
     Rental and service....         84%         84%    $ 3,663      7%
     Sales and other.......         16%         16%        819      9%
                                   ----        ----     ------
                                   100%        100%      4,482      7%

   Rental expenses.........         55%         58%      1,086      3%
   Cost of goods sold......          6%          7%       (527)   (12%)
                                   ----        ----      -----

     Gross profit..........         39%         35%      3,923     19%
  Selling, general and
     administrative expenses        19%         20%        (81)    (1%)
                                   ----        ----      -----

     Operating earnings......       20%         15%      4,004     46%

   Net interest income.......        1%          1%        347     62%
                                   ----        ----      -----
     Earnings before income
       taxes. ..............        21%         16%      4,351     47%

  Income taxes...............        8%          6%      1,880     53%
                                   ----        ----      -----
     Net earnings............       13%         10%     $2,471     43%
                                   ====        ====      =====
  --------------------------------------------------------------------

        The Company's revenue is derived from four primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                     Three months ended
                                          June 30,
                                  ------------------------
                                      1996        1995
                                    --------    --------

        Acute/Extended.........       $41.1       $35.9
        HomeCare...............         2.6         3.1
        International..........        16.9        15.8
        Medical Devices........         3.5         4.3
        Other..................          .2          .7
                                       ----        ----
                                      $64.3       $59.8
                                       ====        ====



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

      Total revenue in the second quarter of 1996 increased by $4.5 million, or 7%, to $64.3 million from $59.8 million in the second quarter of 1995. Revenue from the Company's specialty patient surface business was $43.7 million, up $4.7 million, or 12%, from the second quarter of 1995. This increase was due to the success of the TriaDyne specialty bed and the addition of various national accounts which are contributing to market share gains. In addition, the company experienced strong growth in patient days in the extended care (nursing and rehabilitation) segment. Revenue in the Home Care segment was down slightly from the prior-year period although patient days were up from the second quarter of 1995. This decrease resulted, in part, from the Company's shift to an independent dealer network beginning in 1995. Revenue received from dealers is less than that which the Company would receive from direct sales because revenue from dealers is net of dealer service expenses, however, the dealer network provides access to a larger patient population. In addition, the Company believes sales in this segment slowed in anticipation of the introduction of a new product, the TriCell, a high-end, multi-featured overlay product specifically designed for the home care market.

      Revenue from the Company's international operations was $16.9 million, up 7% from the second quarter of 1995, despite unfavorable currency rate fluctuations. Excluding the effect of currency fluctuations, revenue increased by 19% compared to the 1995 quarter. Increased market penetration and increased sales contributed towards the higher revenue. Revenue from medical device operations decreased 19% to $3.5 million in the second quarter of 1996 due primarily to a shift in market demand from rentals to sales. During this transition, product "trials" are underway which should begin to produce higher revenue in the second half of the year.

     Rental expenses were 66% of rental revenue in the second quarter of 1996 compared to 68% in the second quarter of 1995. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, combined with operational efficiencies attributable, in part, to the new Genesis operations management system.

     Gross profit increased $3.9 million, or 19%, to $24.9 million in the second quarter of 1996 from $21.0 million in the second quarter of 1995 due to the increase in revenue, controlled growth in rental expenses and improved sales margins.

      Selling, general and administrative expenses of $12.2 million approximated the 1995 quarter. As a percentage of total revenue, selling, general and administrative expenses were at 19% in the second quarter of 1996 as compared with 20% in the second quarter of 1995. The 1995 quarter included a $2.9 million charge for the loss on the sale of the Financial Services division in June 1995. On a comparable basis, the increased spending in 1996 was due primarily to certain investments, e.g. new marketing programs and information systems.

      Operating earnings for the period increased $4.0 million, or 46%, to $12.7 million compared to $8.7 million in the prior-year quarter resulting largely from revenue growth.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

     Net interest income for the three months ended June 30, 1996 was $900,000 compared to $560,000 in the prior year. This increase was due to interest recognized on a note receivable obtained in a sale of assets. Interest on this note is paid quarterly, in arrears, beginning in the second quarter of 1996.

     The Company's effective income tax rate in the second quarter of 1996 was 40%, up slightly from the prior year due primarily to an increase in the state income tax rate.

      Net earnings increased $2.5 million, or 43%, to $8.2 million in the second quarter of 1996 from $5.7 million in the second quarter of 1995. This increase was due to the relative decrease in rental expenses, increased net interest income and the change in revenue as discussed above.

First Six Months of 1996 Compared to First Six Months of 1995
- -------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year ($ in thousands):

                                   Six Months Ended June 30,
                           __________________________________________
                                                        Variance
                           Revenue Relationship     Increase(Decrease)
                           --------------------     ------------------
                              1996       1995           $       Pct
                           ---------  ---------     --------- --------
  Revenue:
    Rental and service..      84%        85%         $ 12,031    12%
    Sales and other.....      16%        15%            3,011    17%
                             ----       ----          -------
                             100%       100%           15,042    13%

  Rental expenses.......      55%        58%            4,905     7%
  Cost of goods sold....       6%         7%             (400)  ( 5%)
                             ----       ----           ------

       Gross profit.....      39%        35%           10,537    26%
  Selling, general and
    administrative expenses   19%        19%            2,369    11%
                             ----       ----           ------

       Operating earnings     20%        16%            8,168    45%

  Net interest income...       1%         1%              784    72%
                             ----       ----           ------
       Earnings before
         income taxes...      21%        17%            8,952    46%

  Income taxes..........       8%         7%            3,765    50%
                             ----       ----           ------

       Net earnings.....      13%        10%         $  5,187    44%
                             ====       ====          =======

  ---------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

     The Company's revenue is derived from four primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):


                                  Six months ended
                                      June 30,
                                  -----------------
                                    1996      1995
                                  --------  -------

         Acute/Extended........   $ 83.3    $ 70.2
         HomeCare..............      6.3       6.8
         International.........     34.2      29.5
         Medical Devices.......      7.9       8.0
         Other (1).............       .2       2.3
                                   -----     -----
                                  $131.9    $116.8
                                   =====     =====

          (1)  Consists of revenue of KCIFS, MRD and other sales.

      Total revenue for the first six months of 1996 increased by $15.0 million or 13% to $131.9 million. Revenue from the Company's specialty patient surface business was $89.6 million, up $12.6 million, or 16%, from the six months end June 30, 1995. This increase was due to new product introductions, primarily the TriaDyne and BariKare, combined with increased patient days in the extended care market due, in part, to the addition of various national accounts. Revenue in the Home Care segment decreased slightly from the prior-year period, however, patient days were up from the first six months of 1995. Revenue from the Company's international operations was $34.2 million, up 16% from the six months ended June 30, 1995. On a local currency basis, excluding exchange rate fluctuations,
revenue   from  the  international  segment  increased  nearly   23%.
Increased market penetration and increased sales contributed towards the higher revenue. Revenue from medical device operations in the first six months of 1996 was comparable to the prior year.

      Rental expenses were 66% of total rental revenue in the six months ended June 30, 1996 compared to 69% in the six months of 1995. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, combined with certain operating efficiencies.

      Gross profit increased $10.5 million, or 26%, to $51.2 million in the six months ended June 30, 1996 due to the increase in revenue, controlled growth in rental expenses and improved sales margins.

      Selling, general and administrative expenses increased $2.4 million, or 11%, to $24.7 million in the first six months of 1996 from $22.3 million in the first six months of 1995. As a percentage of total revenue, selling, general and administrative expenses were at 19% in the six months ended June 30, 1996 as compared with 19% in the six months of 1995.

      Operating earnings for the period increased $8.2 million, or 45%, to $26.5 million compared to $18.3 million in the prior-year resulting largely from the above-mentioned revenue growth.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

      Net interest income for the six months ended June 30, 1996 was $1.9 million compared to $1.1 million in the prior year. This increase was due to interest recognized on a note receivable obtained in a sale of assets. Interest on this note is paid quarterly, in arrears , beginning in 1996.

      The Company's effective income tax rate in the first six months ended June 30, 1996 was 40% as compared to 39% in the first six months of 1995.

     Net earnings increased $5.2 million, or 44%, to $17.0 million in the first six months of 1996 from $11.8 million in the first six months of 1995. This increase was due to the relative decrease in rental expenses and the change in revenue as discussed above.


Impact of Inflation
- -------------------

      The Company does not believe that inflation has had a material impact on sales or expenses during the period. Increases in labor, raw materials or other operating costs, however, could significantly affect the Company's operations. The majority of these costs are relatively fixed in nature and the Company has generally been able to maintain margins despite changing prices or reimbursement rates.


Financial Condition
- -------------------

      The change in revenue and expenses experienced by the Company during the six months ended June 30, 1996 and other factors resulted in changes to the Company's balance sheet as follows:

      Inventory at June 30, 1996 increased $1.7 million, or 10%, to $20.6 million from $18.9 million at December 31, 1995 primarily due to new product introductions and international market expansion. In late 1995, the Company began operations in both Italy and Sweden while inventory levels in Germany increased to support strong sales demand of TheraCare and First Step mattress overlays. In addition, during the second quarter, the Company acquired a small mattress overlay manufacturer in the United Kingdom, Astec Medical Ltd., which carried inventory of approximately $400,000.

      The note receivable from principal shareholder at December 31, 1995 of $10.3 million, including accrued interest, was collected in full during the first quarter of 1996.

      Net property, plant and equipment at June 30, 1996 increased $700,000, or 1%, to $63.0 million from $62.3 million at December 31, 1995 due to additions to rental equipment and computer systems in excess of depreciation and dispositions. Capital expenditures were $11.9 million during the first six months of 1996 as the Company invested in new products for its rental fleet and new computer systems.

      Additional paid-in capital decreased $6.1 million, or 50%, during the first half of 1996 due primarily to the purchase and retirement of approximately 680,000 shares of common stock under a program which authorizes the Company to purchase up to 3 million shares of its stock.



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

      Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's average daily rental rates on its products. These industry trends, together with the increasing migration of patients from acute care to extended and home care settings have had an effect of reducing the Company's historical revenue from acute care facilities. The Company expects these industry trends to continue.
The Company has addressed these trends by increasing its marketing efforts beyond its existing base of more than 1000 acute care hospitals to market to an additional 2000 medium to large hospitals in which the Company has a relatively small presence. The Company further believes that the introductions of the TriaDyne and BariKare beds have enabled it to further penetrate this market.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
- ------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

     During the six months ended June 30, 1996, the Company generated net cash provided by operating activities of $25.4 million compared to $28.1 million in the prior year period. At June 30, 1996, cash and cash equivalents totaling $64.9 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other
financial  institutions.   The Credit Agreement   currently   permits
borrowings of up to $50 million. At June 30, 1996, the entire amount of the Credit Agreement was available. The Company believes that current cash reserves combined with operating cash flows and available credit facilities during the next twelve month period will be sufficient to provide for new investments, e.g., business acquisitions, technology or equipment, and any working capital needed during the period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------


The 1996 Annual Meeting of the Shareholders of Kinetic Concept, Inc. was held at 9:00 a.m. on May 14, 1996. The following matters were acted upon by the shareholders at the annual meeting:

     1.  Sam  A.  Brooks, Frank A. Ehmann, Raymond R. Hannigan, James
          R.  Leininger, M.D., Peter A. Leininger, M.D., and Bernhard
          T. Mittemeyer, M.D. were each elected to serve as Directors of the Company until the 1997 Annual Meeting of Shareholders and until their successors were duly elected and qualified. With respect to Mr. Brooks' election, there were 42,181,455 votes for approval and 174,990 votes against approval. With respect to Mr. Ehmann's election, there were 42,171,400 votes for approval and 185,045 votes against approval. With respect to Mr. Hannigan's election, there were 42,165,555 votes for approval and 190,890 votes against approval. With respect to Dr. James Leininger's election, there were 42,163,905 votes for approval and 192,540 votes against approval, no abstentions and no broker non-votes. With respect to Dr. Peter Leininger's election, there were 42,168,555 votes for approval and 187,890 votes against approval. With respect to Dr.
          Mittemeyer's election there were 42,179,155 votes for approval and 177,290 votes against approval. No shareholders abstained in the election of the directors and there were no broker non-votes.

      2. The appointment of KPMG Peat Marwick as the Company's auditors for 1996 was approved. There were 42,300,487 votes for approval, 20,490 votes against approval, 35,468 abstentions and no broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:


          EXHIBIT        BY REFERENCE           DESCRIPTION
          -------        -------------          -----------
             15         Filed herewith       Letter from KPMG
                                             Peat Marwick LLP
                                             dated August 12, 1996

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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /S/ JAMES R. LEININGER, M.D.
               ----------------------------
               James R. Leininger, M.D.
               Chairman of the Board


          By:  /S/ RAYMOND R. HANNIGAN
               ----------------------------
               Raymond R. Hannigan
               President and Chief Executive Officer


          By:  /S/ BIANCA A. RHODES
               ----------------------------
               Bianca A. Rhodes
               Senior Vice President,
               Chief Financial Officer and
               Chief Accounting Officer



Date:  August 12, 1996