Form 10-Q
period 1996-09-30
KINETIC CONCEPTS INC /TX/
filed 1996-11-14
CIK 831967

SECURITIES AND EXCHANGE
                        COMMISSION Washington,
                              D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1996

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
-------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Texas                                 74-1891727
----------------------------------    -----------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
----------------------------------    -----------------------------------
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

      Common Stock: 43,189,860 shares as of October 31, 1996






                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                               September 30,     December 31,
                                                   1996              1995
                                              --------------    -------------
                                               (unaudited)
 Assets:
 -------
 Current assets:
   Cash and cash equivalents.................    $ 66,981         $ 52,399
   Accounts receivable, net..................      56,939           56,032
   Inventories...............................      21,100           18,854
   Note receivable from principal shareholder          --           10,291
   Prepaid expenses and other assets.........       9,562            4,865
                                                  -------          -------

      Total current assets...................     154,582          142,441
                                                  -------          -------

   Net property, plant and equipment.........      65,388           62,276
   Other notes receivable, net...............       3,187            3,187
   Goodwill, net.............................      13,844           13,968
   Other assets, net.........................      21,428           21,854
                                                  -------          -------

                                                 $258,429         $243,726
                                                  =======          =======

 Liabilities and Shareholders' Equity:
 -------------------------------------
 Current liabilities:
   Accounts payable..........................    $  3,898         $  2,512
   Accrued expenses..........................      29,058           26,490
   Income taxes payable......................       4,591            4,026
                                                  -------          -------

      Total current liabilities..............      37,547           33,028


 Capital lease obligations...................         543               --
 Deferred income taxes, net..................       1,389              374
                                                  -------          -------
                                                   39,479           33,402
                                                  -------          -------
 Shareholders' equity:
   Common stock; issued and outstanding
     43,823 in 1996 and 44,331 in 1995.......          44               44
   Additional paid-in capital................         218           12,123
   Retained earnings.........................     218,162          197,290
   Cumulative foreign currency translation
     adjustment..............................         859            1,052
   Notes receivable from officers............        (333)            (185)
                                                  -------          -------
                                                  218,950          210,324
                                                  -------          -------
                                                 $258,429         $243,726
                                                  =======          =======

See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
               (in thousands, except per share data)
                             (unaudited)

                                Three months ended       Nine months ended
                                   September 30,           September 30,
                                -------------------    --------------------
                                  1996       1995        1996        1995
                                --------   --------    --------    --------
Revenue:
  Rental and service..........    $56,638    $53,284   $167,523    $152,138
  Sales and other.............     11,332      8,322     32,306      26,285
                                   ------     ------    -------     -------

    Total revenue.............     67,970     61,606    199,829     178,423

Rental expenses...............     36,405     34,057    109,263     102,009
Cost of goods sold............      3,856      2,750     11,685      10,979
                                   ------     ------    -------     -------
                                   40,261     36,807    120,948     112,988
                                   ------     ------    -------     -------

    Gross profit..............     27,709     24,799     78,881      65,435

Selling, general and
  administrative expenses.....     14,080     12,065     38,791      34,407
                                   ------     ------    -------     -------

    Operating earnings........     13,629     12,734     40,090      31,028

Net interest income...........      1,063      2,406      2,937       3,496
                                   ------     ------    -------     -------
    Earnings before income
       taxes..................     14,692     15,140     43,027      34,524
Income taxes..................      5,834      6,605     17,168      14,175
                                   ------     ------    -------     -------
    Net earnings..............    $ 8,858    $ 8,535   $ 25,859     $20,349
                                   ======     ======    =======      ======


    Earnings per common and
      common equivalent share     $  0.19    $  0.19   $   0.56     $  0.45
                                   ======     ======    =======      ======

    Shares used in earnings
      per share computations       45,553     45,570     45,923      45,306
                                   ======     ======     ======      ======


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                         (in thousands)
                           (unaudited)

                                                     Nine months ended
                                                       September 30,
                                                    --------------------
                                                      1996       1995
                                                    ---------   --------
Cash flows from operating activities:
  Net earnings....................................  $ 25,859    $ 20,349
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization...............    16,487      16,803
      Provision for uncollectible accounts
         receivable...............................     2,327       1,025
      Loss on KCIFS disposition...................        --       2,933
      Change in assets and liabilities:
        Decrease (increase) in accounts receivable    (3,159)      2,001
        Decrease in notes receivable..............        --       5,343
        Increase in inventories...................    (2,174)     (4,800)
        Increase in prepaid and other assets......    (4,696)     (1,219)
        Increase in accounts payable..............     1,460       1,163
        Increase in accrued expenses..............     2,604         526
        Increase (decrease) in income taxes payable      968      (4,442)
        Increase in deferred income taxes.........       613       4,469
                                                      ------      ------
          Net cash provided by operating activities   40,289      44,151
                                                      ------      ------

Cash flows from investing activities:
  Additions to property, plant, and equipment.....   (18,287)    (25,190)
  Decrease in inventory to be converted
    into equipment for short-term rental..........      (850)     (2,250)
  Dispositions of property, plant, and equipment..     1,400         516
  Proceeds from KCIFS disposition.................        --       7,182
  Decrease in finance lease receivables, net......        --         339
  Decrease (increase) in note receivable from
    principal shareholder.........................    10,000     (10,000)
  Increase in other assets........................      (961)     (4,333)
                                                      ------      ------
          Net cash used by investing activities...    (8,698)    (33,736)
                                                      ------      ------
Cash flows from financing activities:
  Repayments of note payable and long-term
    obligations...................................       488        (860)
  Proceeds from the exercise of stock options.....     4,694       2,708
  Purchase and retirement of treasury stock.......   (16,599)     (1,251)
  Cash dividends paid to shareholders.............    (4,988)     (4,971)
  Other...........................................      (147)         --
                                                      ------       -----
          Net cash used by financing activities...   (16,552)     (4,374)
                                                      ------       -----
Effect of exchange rate changes on cash and
  cash equivalents................................      (457)        571
                                                      ------       -----
Net increase in cash and cash equivalents.........    14,582       6,612
Cash and cash equivalents, beginning of year......    52,399      43,241
                                                      ------      ------
Cash and cash equivalents, end of period..........   $66,981     $49,853
                                                      ======      ======

Supplemental disclosure of cash flow information:
  Cash paid during the first nine months for:
    Interest......................................       112         362
    Income taxes..................................    10,544      11,577


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

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

(2)  INVENTORY COMPONENTS
     --------------------
     Inventories  are  stated at the lower of cost (first-in,
     firstout)   or  market  (net  realizable  value).
     Inventories are comprised of the following (in thousands):

                                            September 30,     December 31,
                                                 1996             1995
                                           -------------     ------------

         Finished goods....................     $ 3,594          $ 2,890
         Work in progress..................       2,607            1,040
         Raw  materials, supplies and parts      20,999           20,174
                                                -------           ------
                                                 27,200           24,104
         Less amounts expected to be
         converted into equipment for
         short-term rental.................       6,100            5,250
                                                 ------           ------

              Total inventories............     $21,100          $18,854
                                                 ======           ======


(3)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS
     ------------------------------------
     The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                  Three months ended     Nine months ended
                                     September 30,          September 30,
                                  ------------------     ------------------
                                     1996     1995         1996      1995
                                  --------- --------     --------  --------

       Average outstanding
       common shares............    43,966   44,238       44,209    44,144

       Average common equivalent
       shares-dilutive effect of
       option shares............     1,587    1,332        1,714     1,162
                                    ------   ------       ------    ------

       Shares used in earnings
       per share computations...    45,553   45,570       45,923    45,306
                                    ======   ======       ======    ======



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

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

     The Company is party to several lawsuits generally incidental to its business, including product claims and is contesting certain adjustments proposed by the Internal Revenue Service to prior years' federal tax returns. Provisions have been
     made  in  the accompanying   financial  statements  for
     estimated   exposures related  to  these lawsuits and
     adjustments. In the opinion of management, the disposition of these items will not have a material effect on the Company's business, financial condition or results of operations.

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


(5)  NEW PRONOUNCEMENTS
     ------------------
     Effective with the first quarter of 1996, the Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for LongLived Assets to be Disposed of." Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this new pronouncement had no effect on the financial statements for the period.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

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

(6)  SUBSEQUENT EVENT
     ----------------
     Subsequent to September 30, 1996, the Company negotiated the prepayment of all remaining notes received from the 1994 disposition of the Medical Services Division. The notes had an aggregate face value of $10 million and had been discounted to a carrying value of $3.2 million. The notes were retired during October 1996 for $8.75 million plus accrued interest through closing.





                   Independent Auditors' Report


The Board of Directors
Kinetic Concepts, Inc.:


We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for
the  nine  month periods   ended  September  30,  1996  and 1995.
These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                    /s/ KPMG PEAT MARWICK LLP
                                    -------------------------
                                    KPMG Peat Marwick LLP


San Antonio, Texas
October 15, 1996



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Third Quarter of 1996 Compared to Third Quarter of 1995
-------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year ($ in thousands):

                                   Three Months Ended September 30,
                                ----------------------------------------
                                                          Variance
                                Revenue Relationship  Increase (Decrease)
                                --------------------  ------------------
                                   1996      1995         $        Pct
                                --------    --------  ---------  -------
  Revenue:
    Rental and service..........    83%        86%     $ 3,354       6%
    Sales and other.............    17%        14%       3,010      36%
                                   ----       ----      ------
                                   100%       100%       6,364      10%

  Rental expenses...............    54%        55%       2,348       7%
  Cost of goods sold............     5%         5%       1,106      40%
                                   ----       ----       -----

    Gross profit...............     41%        40%       2,910      12%

  Selling, general and
    administrative expenses.....    21%        19%       2,015      17%
                                   ----       ----       -----

    Operating earnings..........    20%        21%         895       7%


  Net interest income...........     2%         4%      (1,343)    (56%)
                                   ----       ----       -----

    Earnings before income taxes    22%        25%        (448)     (3%)

  Income taxes..................     9%        11%        (771)    (12%)
                                   ----       ----       -----

    Net earnings................    13%        14%      $  323       4%
                                   ====       ====       =====

--------------------------------------------------------------------------

     The Company's revenue is derived from four primary markets.
The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                          September 30,
                                   --------------------------
                                       1996         1995
                                   ------------   -----------

          Acute/Extended........      $  42.8       $  38.9
          Home Care.............          3.1           3.6
          International.........         17.4          15.2
          Medical Devices.......          4.6           3.8
          Other.................           .1            .1
                                       ------        ------
                                      $  68.0       $  61.6
                                       ======        ======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      Total revenue in the third quarter of 1996 increased by $6.4 million, or 10.3%, to $68.0 million from $61.6 million in the
third quarter  of  1995.   Revenue  from the  Company's  specialty
patient surface business was $45.9 million, up $3.4 million, or 8.2%, from the third quarter of 1995. This increase was due to the success of the TriaDyne specialty bed and the addition of various national accounts which contributed to market share gains. In addition, the Company experienced significant growth in the extended care (nursing and rehabilitation) segment due to the addition of various new national accounts as well as the continuing growth of patients in these lower cost and lower acuity care settings. Revenue in the Home Care segment was down from the prior-year period primarily due to a change in Medicare reimbursement policy.

      Revenue  from the Company's international operations was
$17.4 million, up 14.4% from the third quarter of 1995. On a local currency basis, excluding the effect of currency fluctuations,
revenue increased  by  10%  compared to the 1995 quarter.   Increased
rental market penetration and increased sales contributed to the higher revenue.

      Revenue from medical device operations increased approximately $700,000, or 18.8%, due substantially to the successful introduction
of the V.A.C. therapy to the domestic market.   Revenue from the
PlexiPulse foot/calf compression device was consistent with the 1995 quarter as this product continues its transition toward a more salesoriented market. With the shift from rentals to sales, the Company has experienced additional pricing pressures on this product.

      Rental expenses were 64.3% of rental revenue in the third quarter of 1996 compared to 63.9% in the third quarter of 1995. This increase is primarily attributable to increased field marketing costs and the shift towards sales in the medical devices segment. Field expenses in the medical devices segment remained flat year to year.

     Gross profit increased $2.9 million, or 11.7%, to $27.7 million in the third quarter of 1996 from $24.8 million in the third quarter of 1995 due to the increase in revenue and controlled growth in rental expenses.

      Selling, general and administrative expenses of $14.1 million increased $2.0 million from the third quarter of
1995.   As  a percentage  of  total  revenue, selling, general  and administrative expenses were at 21% in the third quarter of 1996 as compared with 19% in the third quarter of 1995. Items contributing to this increase include higher sales commissions, legal and professional fees, and marketing costs.

      Operating earnings for the period increased $895,000, or 7.0%, to $13.6 million, resulting largely from the revenue growth described above.

      Net interest income for the three months ended September 30, 1996 was $1.1 million compared to $2.4 million in the prior year. This decrease was due to interest recognized in 1995 on a note receivable obtained in the Medical Services sale which was
repaid  in 1995.   Subsequent to September 30, 1996, the Company
negotiated  the prepayment of all remaining notes receivable from
the sale of Medical Services.   The notes, with an aggregate face
value of $10 million, had been carried at a discounted book value of $3.2 million. See note(6) to the condensed consolidated financial statements for further discussion.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      The Company's effective income tax rate in the third quarter of 1996 was 39.7%, down from the prior year rate of 43.6% due primarily to implementation of various foreign tax strategies in the current year.

     Net earnings increased $300,000, or 3.8%, to $8.9 million in the third quarter of 1996. This increase was due primarily to the change in revenue and income tax rates as discussed above.


First Nine Months of 1996 Compared to First Nine Months of 1995
---------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year ($ in thousands):


                                    Nine Months Ended September 30,
                                ---------------------------------------
                                                          Variance
                                Revenue Relationship  Increase (Decrease)
                                --------------------  ------------------
                                   1996       1995        $        Pct
                                ----------  --------  ---------  -------
  Revenue:
    Rental and service.........     84%        85%     $15,385      10%
    Sales and other............     16%        15%       6,021      23%
                                   ----       ----      ------
                                   100%       100%      21,406      12%

  Rental expenses..............     55%        57%       7,254       7%
  Cost of goods sold...........      6%         7%         706       6%
                                   ----       ----      ------

    Gross profit...............     39%        36%      13,446      21%

  Selling, general and
    administrative expenses....      19%       19%       4,384      13%
                                    ----      ----      ------

    Operating earnings.........      20%       17%       9,062      29%

  Net interest income..........       2%        2%        (559)    (16%)
                                    ----      ----      ------

    Earnings before income taxes     22%       19%       8,503      25%

  Income taxes.................       9%        8%       2,993      21%
                                    ----      ----      ------

  Net earnings.................      13%       11%     $ 5,510      27%
                                    ====      ====      ======


--------------------------------------------------------------------------



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

     The Company's revenue is derived from four primary markets.
The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                  Nine months ended
                                     September 30,
                                 -------------------
                                   1996        1995
                                 -------     -------

         Acute/Extended.....     $ 125.0     $ 108.5
         Home Care..........         9.4        10.4
         International......        51.6        44.7
         Medical Devices....        13.6        11.7
         Other (1)..........          .2         3.1
                                  ------      ------
                                 $ 199.8     $ 178.4
                                  ======      ======

      (1)  Consists of revenue of KCIFS, MRD and other sales in 1995.



      Total  revenue for the first nine months of 1996  increased
by $21.4  million  or  12.0%,  to  $199.8  million.   Revenue  from
the Company's specialty patient surface business was $134.4 million, up $15.5 million, or 13.0%, from the nine months ended September 30, 1995. This increase was due to new product introductions, primarily the TriaDyne and BariKare, combined with increased patient days in the extended care market due, in part, to the addition of various national accounts. Revenue in the Home Care segment decreased $1.0 million from the prior-year period. Revenue from the Company's international operations was $51.6 million, up 15.4% from the nine months
ended  September  30,  1995.   On  a  local  currency  basis,
excluding exchange rate fluctuations, revenue from the international segment increased nearly 19%. Increased market penetration and increased sales contributed towards the higher revenue. Revenue from medical device operations in the first nine months of 1996 increased $1.9 million, or 16.2% compared to the
prior year.  The Company's VAC therapy   device,   launched
earlier  this   year,   accounted   for substantially all of this
increase.

      Rental expenses were 65.2% of total rental revenue in the nine months ended September 30, 1996 compared to 67.1% in the nine months of 1995. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, combined with certain operating efficiencies.

     Gross profit increased $13.4 million, or 20.6%, to $78.9 million in the nine months ended September 30, 1996 due primarily to the increase in revenue and controlled growth in rental expenses.

     Selling,  general  and administrative expenses  increased
$4.4 million, or 12.7%, to $38.8 million in the first nine months of 1996 from $34.4 million in the first nine months of 1995. As a percentage of total revenue, selling, general and administrative expenses were at 19% in the first nine months ended September 30, 1996 which was comparable with the 19% in the first
nine  months   of   1995. Investments in marketing programs,
computer systems and higher legal and professional fees comprised the majority of the spending increase.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

      Operating earnings for the period increased $9.1 million, or 29.2%, to $40.1 million compared to $31.0 million in the prior year resulting largely from the above-mentioned revenue growth.

     Net interest income for the nine months ended September 30, 1996 was $2.9 million compared to $3.5 million in the prior year. This decrease was due to interest recognized on a note receivable obtained in a sale of assets in the prior year which was repaid in 1995.

     The Company's effective income tax rate in the first nine months ended September 30, 1996 was 39.9% as compared to 41.1% in the first nine months of 1995.

     Net earnings increased $5.5 million, or 27.1%, to $25.9 million in the first nine months of 1996. This increase was due to the relative decrease in rental expenses and the change in revenue as discussed above.


Impact of Inflation
-------------------

      The Company does not believe that inflation had a material impact on sales or expenses during the period. Increases in labor, raw materials or other operating costs, however, could significantly affect the Company's operations. The majority of these costs are relatively fixed in nature and the Company has generally been able to maintain margins despite changing prices or reimbursement rates.


Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the nine months ended September 30, 1996 and other factors resulted in changes to the Company's balance sheet as follows:

      Inventory at September 30, 1996 increased $2.2 million, or 11.9%, to $21.1 million from $18.9 million at December 31, 1995 primarily due to new product introductions and international market expansion. In late 1995, the Company began operations in both Italy and Scandinavia and inventory levels in Germany
increased to support strong   sales  demand  for  the  TheraCare
and  FirstStep  mattress overlays.   In  addition,  during the
second  quarter,  the  Company acquired a small mattress overlay
manufacturer in the United Kingdom, Astec   Medical   Ltd.,  which
carried  inventory  of  approximately $400,000.

      The note receivable from principal shareholder at December
31, 1995 of $10.3 million, including accrued interest, was collected in full during the first quarter of 1996.

      Net property, plant and equipment at September 30, 1996 increased $3.1, or 5.0%, to $65.4 million from $62.3 million at December 31, 1995 due to additions to rental equipment and computer systems in excess of depreciation and
dispositions.   Net  capital expenditures were $17.7 million during
the first nine months of 1996 as the Company invested in new products for its rental fleet and new computer systems.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

      Additional paid-in capital decreased $11.9 million, or 98.2%, during the first nine months of 1996 due primarily to the purchase and retirement of approximately 1.1 million shares of common stock under a program which authorizes the Company to purchase up to 3 million shares of its stock.


Market Trends
-------------

     The health care industry is facing various challenges, including increased pressure on health care providers to control costs, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand
for clinically proven  and  cost  effective therapies.   In
addition,  Congress  continues  to  debate   federal health care
expenditures in an attempt to slow the rate of growth of those expenditures. Recently, there have been heightened indications that the federal Medicare program will move towards a prospective payment system for skilled nursing facilities and that such a system may eventually be adopted for home care.

      Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's average daily rental rates
on  its  products.   These industry  trends, together with the
increasing migration of  patients from  acute  care to extended and
home care settings, have  made  the acute   care   market   for
the  Company's  products   increasingly competitive.  The Company
expects these industry trends to continue. The Company has addressed these trends by increasing its marketing efforts beyond its existing base of more than 1000 acute care hospitals to market to an additional 2000 medium to large hospitals in which the Company has a relatively small presence. The Company further believes that the TriaDyne and BariKare beds have enabled it to further penetrate this market.

      The Company contracts with both proprietary and voluntary group purchasing organizations ("GPO's"). Proprietary GPO's own all of the hospitals which they represent and, as a result, can ensure member compliance with an executed national agreement. Voluntary GPO's negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply
with the  terms  of  an executed  national  agreement.   The
Company has a voluntary GPO agreement with American Healthcare Systems ("AMHS") which runs through March 31, 1998 and which accounted for approximately 7.5% of the Company's total revenue during the first nine months of 1996. Earlier this year, AMHS merged with Premier and the Sunhealth Alliance, to form the largest group purchasing organization in the U.S.
As a result of the merger, the Company has been informed that the AMHS, Premier and Sunhealth contracts, which together account for approximately 11% of total revenue, will be terminated as of January 1, 1997 and a contract for the new Premier organization has been put out for bid.

      The Company believes that it has 30-35% of the existing Premier members under contract and that its principal competitor has 55-60% of the existing Premier members under contract. The entity who is awarded the contract will, in all probability, be able to
convert  a  significant   number  of  its  competitor's  customers.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

However, because Premier is a voluntary group purchasing organization, such conversions will not happen immediately and the competing entity should be able to maintain a number of its existing customers.
In order to do so, the competing entity may be required to offer better pricing or terms to its existing customers. If the Company is not awarded the Premier contract, the Company believes that it will be able to continue to grow its domestic specialty bed revenue base.
This belief is based upon the fact that: i) the Company recently signed a proprietary group purchasing agreement with Tenet Healthcare Corporation, the second largest proprietary group purchasing organization in the United States, ii) the Company has recently been awarded a position in the VHA Opportunity Program, iii) the Company has been successful in converting a number of competitive accounts under its Acute 2000 marketing program and in the extended care market.

      During 1996, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medical devices, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase products more often than U.S. health care providers, and the Company's revenue from international operations represents an increasing portion of the Company's total revenue.


Legal Proceedings
-----------------

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


Liquidity and Capital Resources
-------------------------------

      During the nine months ended September 30, 1996, the Company generated net cash provided by operating activities of $40.3 million compared to $44.2 million in the prior year period. The decrease in operating cash flow resulted primarily from short-term swings in current assets, e.g. receivables, as net earnings were up $5.5 million from the year-ago period. Total net capital expenditures of $17.7 million through September 1996 were down $9.2 million, or 34.1%, from the prior year. Capital additions in 1995 included a significant investment related to the TriaDyne product launch.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

      At September 30, 1996, cash and cash equivalents totaling
$67.0 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions.
The Credit Agreement currently permits borrowings of up to $50 million. At September 30, 1996, the entire amount of the Credit Agreement was available. The Company believes that current cash reserves combined with operating cash flows and available credit facilities during the next twelve month period will be sufficient to provide for new investments, e.g., business acquisitions, technology or equipment, and any working capital needed during the period.


Forward-looking Statements
--------------------------
      This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of
the Exchange  Act.   All statements other than statements  of
historical fact included in this report regarding the Company's financial position, business strategy, and plans and objectives of management for future operations, are forward-looking statements that involve risks and uncertainties. Although the Company believes that the expectations and assumptions reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.
In addition to the factors discussed above, among the factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are the following: the impact of health care reform, significant changes in health care reimbursement (including the adoption of a prospective payment system for Medicare patients in skilled nursing facilities and the home), the loss or gain of a material national group purchasing account as a result of further industry consolidation or otherwise, a material change in foreign exchange rates and a material increase in the level of competition in the markets we serve.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:


          EXHIBIT        BY REFERENCE          DESCRIPTION
          -------        ------------          -----------

             15          Filed herewith      Letter from KPMG
                                             Peat Marwick LLP
                                             dated November 14, 1996

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



Date:  November 14, 1996