Form 10-K
period 1996-12-31
KINETIC CONCEPTS INC /TX/
filed 1997-03-28
CIK 831967

33

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                  OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________________ to ___________________

                    Commission file number  1-9913

                        KINETIC CONCEPTS, INC.
        (Exact name of registrant as specified in its charter)

        Texas                                    74-1891727
---------------------                ---------------------------------
(State of incorporation)             (I.R.S. Employer Identification No.)

     8023 Vantage Drive
    San Antonio, TX  78230                  (210) 524-9000
-----------------------------         --------------------------------
(Address of principal executive        (Registrant's telephone number)
     offices and zip code)

        Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class        Name of Each Exchange on Which Registered
---------------------------        -----------------------------------
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

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held of record by non-affiliates of the Registrant as of March 1, 1997 was approximately $298,691,592.

As of March 1, 1997, there were 42,818,044 shares of the Registrant's Common Stock outstanding.

Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (a) Annual Report to Shareholders for the fiscal year ended December 31, 1996 (in Parts I and II) and (b) Definitive Proxy Statement dated March 31, 1997 (the "Proxy Statement") relating to the Company's 1997 Annual Meeting of Shareholders (in Part III), which Registrant intends to file not later than 120 days after the close of the Company's fiscal year.

                   FORM 10-K TABLE OF CONTENTS
                          PART I                            PAGE

Item 1.    Business....................................      3

Item 2.    Properties..................................     16

Item 3.    Legal Proceedings...........................     16


Item 4.    Submission of Matters to a Vote
           of Security Holders.........................     17

Item 4a.   Executive Officers of the Registrant........     17

                          PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.............     20

Item 6.    Selected Financial Data.....................     20

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    20

Item 8.    Financial Statements and
           Supplementary Data..........................     20

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......     20

                          PART III

Item 10.   Directors and Executive Officers
           of the Registrant...........................     23

Item 11.   Executive Compensation......................     23

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................     23

Item 13.   Certain Relationships and Related
           Transactions................................     23

                          PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K.....................     24

Signatures...............................                   29


                             PART I


Item 1.  Business

General

      Kinetic Concepts, Inc. (the "Company" or "KCI") designs, manufactures, markets and distributes therapeutic products, primarily specialty hospital beds, mattress overlays and medical devices, that treat and prevent the complications of immobility. By preventing these complications or accelerating the healing process, the Company's therapies and services can significantly reduce the cost of patient care while improving clinical outcomes.

     From an initial base of specialty hospital beds designed for and used almost exclusively in acute care hospitals, the Company has broadened its existing product line and expanded its distribution network to serve the extended and home care settings. More recently, Kinetic Concepts has applied its therapeutic expertise to develop innovative medical devices to treat wounds and prevent deep vein thrombosis ("DVT"). The Company has also developed a product line to aid in the care of large or obese patients.

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

      KCI Therapeutic Services. KCI Therapeutic Services provides a complete line of therapeutic specialty support surfaces to patients in acute and sub-acute facilities as well as extended-care settings. This division consists of approximately 1000 personnel, many of whom have a medical or clinical background. Sales are generated by a sales force of more than 300 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. A portion of this sales force is focused exclusively on either the extended care market or the acute care market although the majority of the sales force is responsible for sales across both settings.

      KCI Therapeutic Services has a national 24-hour customer service communications system which enhances its ability to quickly and efficiently respond to its customers' needs, in some cases on a 24 hours-a-day, seven days-a-week basis. The Company distributes its specialty patient support products to acute and extended care facilities through a network of 144 domestic service centers. The KCTS service centers are organized as profit centers and the general managers who supervise the service centers are responsible for both sales and service operations. Each center has an inventory of specialty beds and overlays which are delivered to the individual hospitals or nursing homes on an as-needed basis. The service personnel also assist in the placement of the patient on a support surface and in the pick-up and maintenance of the beds, overlays, sheets and accessories.

      The KCTS sales and support staff is comprised of over 300 employees with medical or clinical backgrounds. The principal responsibility of approximately 130 of these clinicians is making product rounds and participating in treatment protocols. These clinicians educate the hospital staff on issues related to patient treatment, assist in the establishment of protocols and accumulate outcome data related to the treatment of the patient. The clinical staff makes approximately 200,000 patient rounds annually. KCTS accounted for approximately 64%, 61% and 53%, respectively, of the Company's total revenue in the years ended December 31, 1996, 1995 and 1994.

      KCI Home Care. KCI Home Care rents and sells products that address the unique demands of the home health care market. In January 1995, KCI Home Care started a transition from a combined direct/dealer distribution system to distributing its products through home medical equipment ("HME") providers. The Company believes that selling through the home care provider network gives it access to a larger patient population and improves the overall contribution from this business segment despite a reduction in per patient revenue. KCI Home Care accounted for approximately 5% of the Company's total revenue in 1996.

      KCI International. KCI International offers the Company's therapies and services in ten foreign countries including Germany, Austria, the United Kingdom, Canada, France, the
Netherlands, Switzerland, Australia, Italy and Denmark. The Denmark office has recently been expanded to serve all of Scandinavia. In addition, relationships with independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to serve the demands of a growing global market. KCI International accounted for approximately 25%, 25% and 17%, respectively, of the Company's total revenue in 1996, 1995 and 1994. (See Note 13 of Notes to Consolidated Financial Statements, included in the Company's Annual Report to Shareholders, for information on foreign and domestic operations.)

      NuTech. NuTech manufactures and markets the PlexiPulse and PlexiPulse All-in-1 System through an independent sales representative network although this division is in the process of developing a dedicated sales force. NuTech accounted for approximately 6% of the Company's total revenue in 1996.


Therapies/Products

      The Company's "Continuum of Care" is focused on preventing and/or treating wound care patients, pulmonary patients, large or obese patients and patients with circulatory problems by providing innovative, outcome driven therapies across multiple care settings. The Company's therapies include Pressure Relief/Pressure Reduction, Kinetic Therapy, Bariatric Care, Mechanical Compression and Negative Pressure products and medical devices.

      Pressure Relief/Pressure Reduction. The Company's Pressure Relief products include a variety of framed beds and overlays such as the KinAir III (R), TheraPulse, FluidAir Elite TM, HomeKair (R), First Step (R) TriCell TM, DynaPulse (R), First Step (R) Plus , First Step (R) Select and AirWorks (R) Plus. The KinAir III has been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post operative skin grafts and flaps, and to help prevent the formation of pressure sores and certain other complications of immobility. The TheraPulse provides a more aggressive form of treatment through continuous pulsating action which gently massages the skin to help promote capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems. The FluidAir Elite is an air-fluidized bead bed with a built-in patient weighing system which supports the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief for skin grafts or flaps, burns and pressure sores. The HomeKair bed and TriCell overlay are low-cost pressure relief products designed to be easily transportable directly to a patient's home. The DynaPulse is a pulsating mattress replacement system that helps prevent pressure ulcers in patients at high risk for skin breakdown and can also be used to treat existing pressure ulcers. The First Step family of overlays is designed to provide pressure relief and help prevent pressure sores. AirWorks Plus is a low-cost overlay which has air chambers which assist in redistributing pressure for better skin care.

      Kinetic Therapy. The U.S. Centers for Disease Control defines Kinetic Therapy as lateral rotation of at least 40 degrees on each side. The Company believes Kinetic Therapy is essential to the prevention or effective treatment of pneumonia and other pulmonary complications in immobile patients. The Company's Kinetic Therapy products include the TriaDyne TM, RotoRest (R), RotoRest (R) Delta, BioDyne (R) II and Q2 Plus TM. The TriaDyne, introduced in mid-1995, provides patients in acute care settings with three distinct therapies on an air suspension surface. The TriaDyne applies Kinetic Therapy by rotating the patient up to 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne can also provide percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne is built on Stryker Corporation's critical care frame, which is narrow and more suited to an ICU environment. The TriaDyne offers several other novel features not available on other products. The RotoRest and RotoRest Delta are specialty beds which can rotate a patient up to a 62 degree angle on each side for the treatment of pulmonary complications and prevention of pneumonia. The RotoRest products have been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and DVT. The BioDyne II combines many of the therapeutic benefits of the KinAir III and the RotoRest and is used by patients suffering from pneumonia, coma, stroke and chronic neurological disorders.

      Bariatric Care. The Company markets a line of therapeutic support surfaces and aids for patients suffering from obesity, a market that had previously been underserved. These products not only provide the proper support needed by obese patients, but also enable nurses to care for these patients in a dignified manner. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by nurses. The use of the Company's Bariatric products enables hospital staff to treat and move obese patients in a safer manner while utilizing fewer hospital personnel. The most advanced product in this line is the BariKare (R), which can serve as a chair, bed or X-ray table. This product is used generally for patients weighing from 300 to 500 pounds but can be used for patients who weigh up to 850 pounds. The Company believes that the BariKare is the most advanced product of its type available today. In 1996, the Company also introduced the FirstStep Select Heavy Duty overlay which incorporates pressure-relieving therapy in a design that supports patients weighing up to 850 pounds.

      Medical Devices. The Company also rents and sells various products manufactured by the Company other than patient support surfaces. These products include the PlexiPulse (R), PlexiPulse
All-in-1 System TM and The V.A.C. (R)

     Mechanical Compression. The PlexiPulse and PlexiPulse All-in-1 System are non-invasive vascular assistance devices that aid venous return by pumping blood from the lower extremities to help prevent DVT and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot or calf with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot and/or calf and are inflated in timed increments by the pump. The intermittent inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. The PlexiPulse is effective in preventing DVT, reducing edema and improving lower limb blood circulation.

      Negative Pressure. The Company also markets the Vaccum Assisted Closure device ( the "V.A.C."), a non-invasive, active wound closure therapy that utilizes negative pressure. The V.A.C. promotes healing in wounds, pressure ulcers and grafts that frequently do not respond to conventional treatment. Treatment protocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a separate vacuum pump. When activated, the vacuum pump creates a negative pressure in the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which stimulate healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours.

Product Support -- The Clinical Advantage

      The elements which provide KCI a Clinical Advantage in the marketplace continue to evolve to meet the changing requirements of today's healthcare provider. As both private and government reimbursement programs continue to move towards systems where facilities receive a fixed payment based only upon the patient's initial diagnosis to cover all medical expenses, actuarial information becomes more critical to predict patient outcomes and to develop appropriate pricing structures. The collection of this valuable data is central to KCI's effort of proving cost effective patient outcomes.

      At the foundation of KCI's Clinical Advantage is an active program of sponsoring independent clinical research. KCI's portfolio of over 50 active and completed studies supports the medical efficacy and cost effectiveness of utilizing our products and protocols as part of the healing and prevention process. In addition, KCI research is focused on providing the outcome data demanded by today's health care provider.

      Health care providers around the world who utilize KCI products and services experience aspects of The Clinical Advantage every day. Whether it be an emergency placement of a KCI TriaDyne or the V.A.C.; the participation in developing a wound care management program; or daily patient rounds to assist facility staff and collect clinical outcome data, trained KCI team members make more than 200,000 regular patient rounds annually. This staff is comprised of over 1000 employees with more than 30% having a medical or clinical background. In order for the hospital and KCI to collect and process the data, the Company has developed Genesis, Odyssey, and PAO2, three proprietary software programs.

      Genesis is utilized by KCI staff clinicians to assist customers in tracking asset utilization and patient outcomes. Using hand held computers, KCI clinicians make regular rounds to document the effect of KCI products on a patient's overall outcome. At the facility's direction, this information is entered into a central database and analyzed to determine the effectiveness of specific treatment protocols.

     Odyssey and PAO2 are sold to KCI customers to enable them to standardize the information collected on their Wound Management and Pulmonary Management Protocols, respectively. Health care providers utilize both Odyssey and PAO2 as tools to document and track complete wound and pulmonary management programs, including the resultant patient outcome and the cost of achieving that outcome. Facilities collect data on their wound and pulmonary patients, and periodically share this information with KCI for inclusion in a national database. KCI compiles the information and can generate reports comparing a facility's program or patient results with those of similar programs or patients on an internal, regional or national basis. This information enables each facility to continuously improve its wound and pulmonary management programs, achieving the best outcome at the lowest total cost of care.

       KCI's integrated clinical database consisting of the Genesis, Odyssey, an PAO2 information platforms combined with an extensive clinical field presence, and clinically proven therapies and protocols define KCI's unique product support advantage in the marketplace, The Clinical Advantage.


Competition

      The Company believes that the principal competitive factors within the patient support surfaces marketplace are product efficacy, clinical outcomes, service and cost of care. The Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and providers.

      The Company contracts with both proprietary and voluntary GPOs. Proprietary GPOs own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 47% of the Company's total revenue during 1996 was generated under national agreements with GPOs.

      In November 1996, the Company announced that it had been advised by Premier Purchasing Partners, L.P., that its bid to be the primary supplier for the newly combined group had been awarded to another vendor. Premier is a new voluntary group purchasing organization which was formed as a result of the merger of three separate group purchasing organizations. Revenue from hospitals within Premier for 1996 accounted for approximately 10% of the Company's total revenue. Because facilities within Premier are not committed to do business with the group's primary vendor, it is difficult to predict the ultimate effect of the new agreement on revenue and operating profits. Management expects that a portion of the revenue will be retained.

      The Company competes on a national level with Hill-Rom, Kendall and Invacare and on a regional and local level with numerous other companies. The Company competes principally with Invacare in the home care segment. In certain international markets, the Company competes principally with Hill-Rom. NuTech competes primarily with Kendall International in the foot and leg compression market.

Market Outlook

      The Company believes that it is well positioned to take advantage of the following factors affecting the market for health care products and services:

      Continuing pressure on health care providers to control costs and improve patient outcomes. The pressure to control health care costs has intensified since 1993 as a result of the health care reform debate and continues as Congress attempts to slow the rate of growth of health care costs as part of an effort to balance the federal budget. While the exact amount and nature of any health care budget cuts are not yet determined, the Company believes that health care providers will continue to experience increased cost control pressures.

       Accelerating migration of patients from acute care facilities into extended and home care settings. Prompted by cost reduction pressures from government reimbursement programs, private insurers and managed care organizations, health care is now readily available in a wide variety of settings with a broad variety of cost structures. The role of traditional hospitals has been somewhat reduced to specific acute care functions such as emergency and specialty units. Most rehabilitation now occurs in extended care settings which currently account for approximately 8% of all U.S. health care expenditures. U.S. expenditures on this market segment are currently in excess of $70 billion and have grown at an average rate of approximately 9% per year since 1990.

      The home care setting has also gained tremendous importance in health care. Costs associated with treating a patient in the home are typically 40% to 70% less than if the patient were treated in a hospital or nursing home. Total U.S. expenditures on home health care are in excess of $25 billion annually and have grown at an annual rate of 19% per year since 1990. The accelerating migration of patients from acute care facilities into extended and home care settings has created demand for products which conform to the physical constraints of these settings and match the relative acuity levels and cost structures.

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

      Growing demand for clinically proven and cost effective therapies. Cost containment efforts have spread across all aspects of the health care industry. Both private and government reimbursement programs are moving toward systems which feature prospective payment. Under this system, health care providers receive a fixed payment determined by historical cost to cover all expenses associated with a specific illness. Expenses that exceed the amount reimbursed must be borne by the provider. The risk of bearing these expenses has prompted providers to demand documentation that a product or procedure will deliver the desired clinical outcome at a cost savings over traditional therapies.

     Patient demographics. U.S. Census Bureau statistics indicate that the 65-and-over age group is the fastest growing population segment and is expected to exceed 75 million by the year 2010. Management of wounds and circulatory problems is crucial for elderly patients. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by incontinence and poor nutrition.

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

Research and Development

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Since January 1994, the Company has introduced a number of new products including: the TriaDyne, the BariKare, the TriCell, the First Step Select Heavy Duty, the FluidAir Elite, the PlexiPulse All-in-1 System and The V.A.C., a product developed from technology licensed to the Company. Expenditures for research and development represented approximately 2% of the Company's total expenditures in 1996. The Company intends to continue its research and development efforts.


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

Patents and Trademarks
     The Company seeks patent protection in the United States and abroad. As of December 31, 1996, the Company had 36 issued U.S. patents relating to its specialized beds, mattresses and related products. The Company also has 18 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under trademarks and service marks. The Company has 27 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

     As of December 31, 1996, the Company had approximately 2,066 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

Government Regulation

      United States. The Company's products are subject to regulation by numerous governmental authorities, principally the Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

      Fraud and Abuse Laws. The Company is subject to federal and state laws pertaining to health care fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers, and providers from giving or receiving kickbacks or other remuneration in connection with the purchase or rental of health care items and services. The federal Medicare and Medicaid anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state health care programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs.

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

      The OIG has taken recent actions which suggest that relationships between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) currently may be under scrutiny. In May 1995, the OIG announced an enforcement initiative, "Operation Restore Trust," that targeted investigation of fraud and abuse in a number of states (i.e., California, Florida, Illinois, New York, and Texas), focusing specifically on the long-term care, home health, and durable medical equipment ("DME") industries. Furthermore, in August 1995, the OIG issued a Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the statute.

      Several states also have anti-remuneration or other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply regardless of whether Medicaid or Medicaid funds are involved.

      The Company is also subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third party payors) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. In one case, a major DME manufacturer paid more than $4 million to settle allegations that it had "caused to be presented" false Medicare claims through advice that its sales force allegedly gave to customers concerning the appropriate reimbursement coding for its products.

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


Reimbursement

      The Company's products are rented and sold principally to hospitals, Extended Care facilities and HME providers who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. As a result, demand for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

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

      Hospital Setting. With the establishment of the prospective payment system in 1983, acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") which is assigned to each Medicare beneficiary who is a hospital inpatient, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually long lengths of stay or high costs. However, outlier payments based upon length of stay are gradually being phased out and will be eliminated effective with fiscal year 1998. Furthermore, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor, or otherwise lower their costs.

       Certain specialty hospitals (e.g., long-term care, rehabilitation and childrens hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, long-term care hospitals may receive separate Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products.

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

      Home Setting. The Company's products are also provided to Medicare beneficiaries in the home settings. Medicare reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). Provided that various Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered flotation beds and alternating air mattresses, are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. Guidelines concerning under what circumstances, if any, The V.A.C. or the PlexiPulse will be covered and reimbursed by DME have not been established.

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

      Uncertainty of Health Care Reform. There are widespread efforts to control health care costs in the U.S. and worldwide. Various federal and state legislative initiatives regarding health care reform and similar issues continue to be at the forefront of social and political discussion. For example, the United States Congress is currently considering various legislative proposals to reform the Medicare and Medicaid programs. Some current proposals call for reduced payments to hospitals under the prospective payment system, limitations on payment for and recognition of ancillary items or services, establishment of a PPS for Medicare reimbursement of SNF costs, freezes in DME fee schedule payment amounts, and the establishment of new programs that would give states greater discretion in designing and administering state Medicaid programs. If enacted into law, any of these proposals could affect future demand for and reimbursement of the Company's products. The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for the Company's products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.


Item 2.  Properties

      The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes 89,000 square feet of the building with the remaining space being leased to unrelated entities.

      The Company conducts its manufacturing, shipping, receiving and storage activities in a 153,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January 1988. In 1989, the Company completed the construction of a 17,000 square foot addition to the facility which is utilized as office space. The Company also owns a 37,000 square foot building in San Antonio, Texas which houses the Company's engineering center and currently serves as NuTech division headquarters. In 1992, the Company purchased a 35,000 square foot facility in San Antonio, Texas which is used for storage. The Company maintains additional storage at two leased facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas which is being used to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and 2,500 square foot house.

      The Company leases approximately 144 domestic distribution centers, including each of its seven regional headquarters, which range in size from 1,500 to 18,000 square feet.


Item 3.  Legal Proceedings

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. Initial discovery in this case has been substantially completed. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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


      On October 31, 1996 the Company received a counterclaim which had been filed by Hillenbrand Industries, Inc. in the
antitrust   lawsuit  which  the  Company  filed  in  1995.    The
counterclaim alleges that the Company's antitrust lawsuit and other actions were designed to enable KCI to monopolize the bed market. Although it is not possible to predict the outcome of this litigation, the Company believes that the counterclaim is without merit.

     In late December 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom December 24, 1996. This suit was filed in the United States
District  Court for the District of South Carolina.   Substantive
discovery in the case has not begun. Based upon its preliminary investigation, the Company does not believe that the TriaDyne bed infringes the Hill-Rom patent or that this lawsuit will have a material adverse impact on the marketing of the TriaDyne bed.

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

       The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. The Company currently has certain product liability claims pending for which provision has been made in the Company's financial statements. Management believes that resolution of these claims will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not experienced any significant losses due to product liability claims and currently maintains adequate liability insurance coverage.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the Company's security holders during the fourth fiscal quarter of 1996.


Item 4a.  Executive Officers of the Registrant

      Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the 1997 annual meeting of directors and until his successor is duly elected and qualified. The executive officers of the Company and their ages and positions as of March 1, 1997 are as follows:

     Name                      Age        Position

Raymond R. Hannigan             57  Director, President and
                                    Chief Executive Officer

Peter A. Leininger, M.D.        54  Director and Executive Vice
                                    President

Bianca A. Rhodes                38  Senior Vice President,
                                    Finance and Chief Financial
                                    Officer


Dennis E. Noll                  42  Senior Vice President,
                                    General Counsel and
                                    Secretary

Frank DiLazzaro                 38  President, KCI
                                    International

Christopher M. Fashek           47  President, KCI Therapeutic
                                    Services

Richard C. Vogel                43  Vice President and General
                                    Manager, NuTech

Michael C. Wells                44  Vice President and General
                                    Manager, KCI Home Care

John H. Vrzalik, Sr             54  Vice President, Engineering

Martin J. Landon                37  Vice President, Accounting
                                    and Corporate Controller

Michael J. Burke                49  Vice President,
                                    Manufacturing

Scott S. Brooks                 48  Vice President, National
                                    Accounts

Larry P. Baker                  43  Vice President, Corporate
                                    Services

George P. Peace                 41  Vice President, Information
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

      Richard C. Vogel joined the Company as its Vice President and General Manager, NuTech on July 1, 1996. From 1989 to 1996,
Mr.  Vogel served as Executive Vice President of Vestar, Inc.,  a
California-based biotechnology company.

      Michael C. Wells joined the Company as Regional Vice President, KCTS, in August 1994 and served in that role until June 1996 when he was promoted to the position of Vice President and General Manager, KCI Home Care. Prior to joining the Company, he served in Sales Management and Infusion Management roles from 1988 to August 1994 with Homedco, which currently operates today as the Apria Healthcare Group. From 1978 to 1988, Mr. Wells held Marketing and Sales Management positions with Baxter Healthcare, formerly American Hospital Supply Corporation.

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



                             PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

      The Company's common stock ("Common Stock") trades on The Nasdaq Stock Market under the symbol: KNCI. The range of the high and low bid prices of the Common Stock for each of the quarters during the 1996 and 1995 fiscal years is contained on the inside back cover of the Company's 1996 Annual Report to Shareholders under the caption "Market Prices of Common Stock" and is incorporated herein by reference.

      The  Company's  Board of Directors declared quarterly  cash
dividends  on  the  Common  Stock in 1996  and  1995.   The  cash
dividends totaled $0.15 per common share in each of 1996 and 1995. The Company's Board of Directors will consider future dividends on a quarterly basis. The Company's credit agreement contains certain covenants which limit the Company's ability to declare and pay cash dividends.

      As of March 1, 1997, the approximate number of holders of record of the Common Stock was 417.

Item 6.  Selected Financial Data

      Incorporated in this Item 6, by reference, is that portion of the Company's 1996 Annual Report to Shareholders appearing on page 13 under the caption "Selected Consolidated Financial Data."


Item 7.  Management's Discussion and Analysis of Financial
         Condition  and Results of Operations

      Incorporated in this Item 7, by reference, is that portion of the Company's 1996 Annual Report to Shareholders appearing on pages 14 to 22 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 8.  Financial Statements and Supplementary Data

       Incorporated in this Item 8, by reference, are the Consolidated Balance Sheets and related Consolidated Statements of Earnings, Cash Flows, Shareholders' Equity and notes thereto and Independent Auditors' Report appearing on pages 23 to 39 in the Company's 1996 Annual Report to Shareholders. (See Item 14(a) of this Report.)


Item 9.  Changes in and Disagreements with Accountants on
         Accounting Matters and Financial Disclosure

       KPMG   Peat  Marwick  LLP  was  the  Company's  certifying
accountant for the year ended December 31, 1996.  On February 18,
1997,   the  Board  of  Directors  of  the  Company,   upon   the
recommendation of the Audit Committee, voted to engage the accounting firm of Ernst & Young LLP as the Company's certifying
accountant  for  the   year  ending  December   31,  1997.    The
Company's previous certifying accountant, KPMG Peat Marwick LLP, was notified on February 21, 1997 that it will be dismissed effective upon the completion and filing of the Company's 1996
Annual Report on Form 10-K.   On February 24, 1997, the Company
notified Ernst & Young LLP that it would be engaged as the Company's certifying accountant for the 1997 fiscal year.

      The reports of KPMG Peat Marwick LLP on the Company's financial statements for the two fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995 and 1996 and in the subsequent interim period through the date of dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused the firm to make reference to the matter in their report.

      The change in certifying accountant came as the conclusion to a Request for Proposal issued by the Company in 1996. The newly engaged firm, Ernst & Young LLP, has been providing property and income tax planning services to the Company since 1995.

     The Company has requested KPMG Peat Marwick LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter is attached as Exhibit 16 to this report.




                            PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated in this Item 10, by reference, are those portions of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders appearing on pages 1 to 3 therein under the caption "Election of Directors" and on page 17 therein under the caption "Timeliness of Certain SEC Filings." See also the information in Item 4a of Part I of this Report.


Item 11. Executive Compensation

      Incorporated in this Item 11, by reference, is that portion of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders appearing on pages 7 to 10 under the caption "Executive Compensation" and on page 3 therein under the caption "Director Compensation" and also on page 4 therein under the caption "Compensation Committee Interlocks and Insider Participation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated in this Item 12, by reference, is that portion of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders appearing on pages 4 to 6 under the caption "Securities Holdings of Principal Shareholders, Directors and Officers."


Item 13. Certain Relationships and Related Transactions


     Incorporated in this Item 13, by reference, is that portion of the Company's definitive Proxy Statement for the 1997 Annual
Meeting  of Shareholders, appearing on page 11 under the  caption
"Certain Transactions."



                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         The   following   consolidated   financial   statements,
         incorporated  herein by reference to the Company's  1996
         Annual Report to Shareholders, are filed as a part of this report:

              Consolidated Balance Sheets as of December 31, 1996
              and 1995

              Consolidated Statements of Earnings for the three years ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows for the three years `ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Shareholders' Equity for
              the three years ended December 31, 1996, 1995 and
              1994

              Notes to Consolidated Financial Statements

              Independent Auditors' Report


     2.  Financial Statement Schedules

         The following consolidated financial statement schedules for each of the years in the three-year period ended
         December 31, 1996 are filed as part of this Report:

              Independent Auditors' Report

              Schedule VIII - Valuation and Qualifying Accounts -
              Years ended December 31, 1996, 1995 and 1994

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

            10.6 1987 Key Contributor Stock Option Plan, as amended, dated October 27, 1989 (filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).
                             Exhibits (continued)


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

         10.18 Purchasing Agreement, dated February 1, 1994, between the Company, KCI Therapeutic
                  Services, Inc. and Voluntary Hospitals of
                  America, Inc.

         10.19    Rental/Purchasing Agreement, dated April 1,
                  1993 between the Company, KCI Therapeutic
                  Services, Inc. and AmHS Purchasing Partners,
                  L.P.

         10.20    KCI Management 1994 Incentive Program


         10.21    KCI Employee Benefits Trust Agreement


         10.22    Letter, dated September 19, 1994, from the
                  Company to Raymond R. Hannigan outlining the terms of his employment.

         10.23    Letter, dated November 22, 1994, from the
                  Company to Christopher M. Fashek outlining the terms of his employment.

         10.24 Option Agreement, dated November 21, 1994, between Dr. James R. Leininger, Cecilia
                  Leininger and Raymond R. Hannigan.

         10.25 Option Agreement, dated August 23, 1995, between Dr. James R. Leininger, Cecilia
                  Leininger and Bianca A. Rhodes.

         10.26 Stock Purchase Agreement dated June 15, 1995 among KCI Financial Services, Inc., Kinetic Concepts, Inc., Cura Capital Corporation, MG Acquisition Corporation and the Principal Shareholders of Cura Capital Corporation (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).


         10.27 Promissory Note dated August 21, 1995 in the principal amount of $10,000,000 payable to James R. Leininger, M.D. to the order of Kinetic Concepts, Inc., a Texas corporation (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference).

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

         10.30    Deferred Compensation Plan (filed as Exhibit
                  99.2 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

        *10.31    Kinetic Concepts, Inc. Senior Executive Stock
                  Option Plan.

        *10.32 Form of Option Instrument with respect to Senior Executive Stock Option Plan

        * 11.1    Earnings Per Share Computation.

        * 13.1 Kinetic Concepts, Inc. 1996 Annual Report to Shareholders (furnished for the information of the Commission and not deemed to be "filed," except for those portions expressly incorporated herein by reference)

        * 16.1 Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission regarding agreement with statements made by Registrant under Item 9 of its Form 10-K dated March 28, 1997.

        * 22.1    List of Subsidiaries.

        * 23.1    Consent by KPMG Peat Marwick dated March 28,
                  1997 to incorporation by reference of their reports dated February 5, 1996 in Registration Statements on Form S-8 previously filed by the Company.

        * 27.1    Financial Data Schedule


Note: (*) Exhibits filed herewith.



                 (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.







                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 28, 1997.



                                   KINETIC CONCEPTS, INC.

                                   By: /s/ JAMES R. LEININGER,M.D.
                                      ----------------------------
                                      James R. Leininger,M.D..
                                      Chairman of the
                                      Board of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signatures                  Title                  Date

/s/ JAMES R. LEININGER, M.D.    Chairman of the       March 28, 1997
---------------------------     Board of Directors
James R. Leininger, M.D.

/s/ RAYMOND R. HANNINGAN        Chief Executive       March 28, 1997
--------------------------      Officer and
Raymond R. Hannigan             President


/s/ BIANCA A. RHODES            Chief Financial        March 28, 1997
--------------------------      Officer and
Bianca A. Rhodes                Senior Vice President
                                (Principal Accounting
                                  Officer)


/s/ PETER A. LEININGER, M.D.    Director               March 28, 1997
----------------------------
Peter A. Leininger, M.D.


/s/ SAM A. BROOKS               Director               March 28, 1997
----------------------------
Sam A. Brooks


/s/ FRANK A. EHMANN            Director                March 28, 1997
---------------------------
Frank A. Ehmann


/s/ WENDY L. GRAMM, PhD        Director                March 28, 1997
---------------------------
Wendy L. Gramm, PhD


/s/ BERNHARD T. MITTEMEYER,M.D. Director               March 28, 1997
-------------------------------
Bernhard T. Mittemeyer,M.D.





                  Independent Auditors' Report



The Board of Directors and Shareholders
Kinetic Concepts, Inc.:

Under date of February 5, 1997, we reported on the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in
Item 14(a)(2) of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In   our   opinion,  such  financial  statement  schedule,   when
considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/ KPMG PEAT MARWICK LLP
                                   ---------------------------
                                        KPMG Peat Marwick LLP


San Antonio, Texas
February 5, 1997








Schedule VIII


             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)

               Three years ended December 31, 1996






                Balance    Additions    Additions                12/31/94
                  at       Charged to    Charged                  Balance
               Beginning   Costs and    to Other                 at End of
Description    of Period    Expenses    Accounts  Deductions       Period
-----------   ----------  ----------   --------   -----------    ---------

Allowance for
doubtful
accounts        $7,500     $1,429       $    -      $  329        $8,600
               =======     ======       =======     ======        =======








                Balance    Additions    Additions                 12/31/95
                  at       Charged to    Charged                   Balance
                Beginning  Costs and     to Other                 at End of
Description     of Period  Expenses     Accounts   Deductions      Period
-----------    ----------  --------     --------   ----------    ----------

Allowance for
doubtful
accounts         $8,600     $1,883       $    -      $4,306        $6,177
                 ======     ======      =======      ======        ======









                Balance    Additions    Additions                12/31/96
                 at       Charged to     Charged                  Balance
               Beginning  Costs and     to Other                 at End of
Description    of Period   Expenses     Accounts   Deductions      Period
----------    ----------  ----------    ---------  ----------    ----------
Allowance for
doubtful
accounts        $6,177     $2,457       $    -      $1,102        $7,532
                ======     ======       ========    =======       =======