Form 10-Q
period 1997-03-31
KINETIC CONCEPTS INC /TX/
filed 1997-05-08
CIK 831967

19 of 19






                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1997

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________


                     Commission file number 1-9913



                        KINETIC CONCEPTS, INC.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
---------------------------------    ---------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
---------------------------------    ---------------------------------
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


         Common Stock:  42,442,535 shares as of April 30, 1997



                    PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                            (in thousands)

                                            March 31,    December 31,
                                              1997           1996
                                         -------------   ------------
                                          (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents..............   $ 41,394       $ 59,045
  Accounts receivable, net...............     71,556         58,241
  Inventories............................     21,367         20,042
  Prepaid expenses and other.............      8,991          6,860
                                             -------        -------
         Total current assets............    143,308        144,188
                                             -------        -------

Net property, plant and equipment........     67,933         65,224
Notes receivable.........................      3,100             --
Goodwill, less accumulated amortization of
  $12,120 in 1997 and $12,021 in 1996....     21,339         13,541
Other assets, less accumulated amortization
  of $2,871 in 1997 and $5,614 in 1996...     31,871         30,440
                                             -------        -------
                                            $267,551       $253,393
                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................   $  5,480       $  3,974
  Current installments of capital lease
    obligations..........................        118            118
  Accrued expenses.......................     32,281         29,792
  Income tax payable.....................      7,812          2,970
                                             -------        -------
          Total current liabilities......     45,691         36,854
                                             -------        -------

Capital lease obligations, net of current
  installments...........................        363            396
Deferred income taxes, net...............      6,007          5,065
                                             -------        -------
                                              52,061         42,315
                                             -------        -------

Shareholders' equity:
Common stock; issued and outstanding 42,305
  in 1997 and 42,355 in 1996.............         42             42
Retained earnings........................    218,212        210,816
Cumulative foreign currency translation
  adjustment.............................     (2,518)           555
Notes receivable from officers...........       (246)          (335)
                                             -------        -------
                                             215,490        211,078
                                             -------        -------
                                            $267,551       $253,393
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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                 (in thousands, except per share data)
                              (unaudited)


                                         Three months ended
                                             March 31,
                                        ---------------------
                                          1997       1996
                                        --------   ----------
Revenue:
  Rental and service.................   $61,825     $56,790
  Sales and other....................    11,356      10,797
                                         ------      ------
         Total revenue                   73,181      67,587
                                         ------      ------

Rental expenses......................    37,712      37,246
Cost of goods sold...................     4,242       4,043
                                         ------      ------
                                         41,954      41,289
                                         ------      ------
        Gross profit.................    31,227      26,298

Selling, general and administrative
  expenses...........................    15,010      12,557
                                         ------      ------
        Operating earnings...........    16,217      13,741

Net interest income..................       454         970
                                         ------      ------
        Earnings before income taxes     16,671      14,711

Income taxes........................      6,668       5,897
                                         ------      ------
        Net earnings................    $10,003     $ 8,814
                                         ======      ======


Earnings per common and common
  equivalent share..................    $  0.23     $  0.19
                                         ======      ======
Shares used in earnings per share
  computations......................     43,763      45,967
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                            (in thousands)
                              (unaudited)

                                                  Three months ended
                                                       March 31,
                                                -----------------------
                                                    1997        1996
                                                -----------  ----------
Cash flows from operating activities:
Net earnings..............................      $ 10,003      $ 8,814
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Depreciation and amortization...........         5,280        5,476
  Provision for uncollectible accounts
    receivable............................           969          408
Change in assets and liabilities:
  Increase in accounts receivable, net....       (13,488)      (2,920)
  Increase in inventory...................        (1,823)        (831)
  Increase in prepaid and other assets....        (2,133)      (2,304)
  Increase in accounts payable............         1,356        1,633
  Increase (decrease) in accrued expenses.         2,227         (670)
  Increase in income taxes payable........         4,842        4,333
  Increase (decrease) in deferred income taxes       942         (116)
                                                  ------       ------
    Net cash provided by operating activities      8,175       13,823
                                                  ------       ------

Cash flows from investing activities:
  Additions to property, plant and equipment      (3,615)      (6,798)
  Increase in inventory to be converted into
    equipment for short-term rental........       (2,820)        (750)
  Dispositions of property, plant and equipment       42          250
  Businesses acquired in purchase transactions,
    net of cash acquired...................      (10,099)          --
  Decrease in note receivable from principal
    shareholder............................           --       10,000
  Increase in other assets.................       (5,484)        (801)
                                                 -------       ------
    Net cash provided (used) by investing
      activities...........................      (21,976)       1,901
                                                 -------       ------

Cash flows from financing activities:
  Repayments of capital lease obligations..          (33)          --
  Proceeds from the exercise of stock options        392        1,141
  Purchase and retirement of treasury stock       (1,309)      (2,331)
  Cash dividends paid to shareholders......       (1,608)      (1,666)
  Other....................................            8           --
                                                 -------       ------
    Net cash used by financing activities..       (2,550)      (2,856)
                                                 -------       ------
Effect of exchange rate changes on cash and
  cash equivalents.........................       (1,300)        (160)
                                                 -------       ------
Net increase (decrease)in cash and cash
  equivalents..............................      (17,651)      12,708
Cash and cash equivalents, beginning of period    59,045       52,399
                                                  ------       ------
Cash and cash equivalents, end of period...      $41,394      $65,107
                                                  ======       ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first three months for:
    Interest...............................      $    59      $    64
    Income taxes...........................      $   676      $   310


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------


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

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-
     out) or market (net realizable value). Inventories are comprised of the following (in thousands):
                                             March 31,   December 31,
                                                1997        1996
                                             ----------  ------------
     Finished goods......................     $ 6,010      $ 5,586
     Work in process.....................       3,058        1,893
     Raw materials, supplies and parts...      19,669       17,113
                                               ------       ------
                                               28,737       24,592

     Less amounts expected to be converted
       into equipment for short-term rental     7,370        4,550
                                               ------       ------
               Total inventories..........    $21,367      $20,042
                                               ======       ======

(3)  NOTES RECEIVABLE
     ----------------

           Notes receivable included a $3.0 million note received from James R. Leininger, M.D., the principal shareholder and chairman of the Company's Board of Directors, the proceeds of which were used to finance a construction project for Home Dome, L.L.C., a third party affiliated with Dr. Leininger. The note carries a variable interest rate which will fluctuate between 6.25% and 10.25% per annum, and requires quarterly interest payments beginning May 3, 1997. Monthly principal payments commence March 3, 1998 based on a 20-year note amortization. The note has a final maturity date of February 3, 2002, at which time the entire amount of unpaid principal and interest shall be due. The note is secured by 300,000 shares of the Company's Common Stock and a mortgage on the property under construction.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                              (unaudited)


(4)  ACQUISITIONS/DISPOSITIONS
     -------------------------

           On February 1, 1997, the Company acquired the assets of H.F. Systems, Inc. of Los Angeles. H.F. Systems offers a complete line of therapeutic specialty support surfaces primarily to the California extended care marketplace. The Company acquired the assets of H.F. Systems in a single transaction for approximately $8.0 million in cash plus other consideration. H.F. Systems will be integrated into Kinetic Concepts' extensive distribution system and, as a result, the Company expects to benefit from the elimination of certain redundant expenses. H.F. Systems recorded revenue of approximately $7.0 million for 1996 and is not expected to have material impact on the Company's results of operations for 1997.

           On January 3, 1997 the Company purchased from Trac Medical, Inc., a North Carolina corporation, all assets and technology rights to the "Access" patient care device, an environmental control system arm which is mountable on beds. The Company purchase price of the Access device was approximately $2.0 million in cash plus other consideration.

          Subsequent to March 31, 1997, the Company acquired 80% of the outstanding capital stock of Ethos Medial Group, Ltd. located in Athlone, Ireland, for approximately $3.5 million in cash plus other consideration. Ethos manufactures the Keene Roto Rest r trauma bed and other medical devices and rents specialty support surfaces to care givers throughout Ireland.

(5)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS
     ---------------------------------------

           The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):


                                            Three months ended
                                                March 31,
                                            -------------------
                                              1997       1996
                                            --------   --------
     Average outstanding common shares...    42,401     44,320
     Average common equivalent shares-
       dilutive effect of option shares..     1,362      1,647
                                             ------     ------
     Shares used in earnings per share
       computations......................    43,763     45,967
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


(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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


(7)  NEW PRONOUNCEMENTS
     -------------------

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.





                     Independent Accountants' Review Report
                     --------------------------------------


The Board of Directors
Kinetic Concepts, Inc.:


We have reviewed the condensed consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings for the three-month period ended March 31, 1997 and the condensed consolidated statements of cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet and the related condensed consolidated statement of earnings and condensed consolidated statement of cash flows of Kinetic Concepts, Inc. and subsidiaries as of March 31, 1996 and for the three-month period then ended were reviewed by other accountants whose report (dated April 17, 1996) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at and for the period ended March 31, 1997 referred to above for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1996, from which the accompanying condensed balance sheet was derived, were audited by other accountants and they expressed an unqualified opinion on those financial statements in their report dated February 5, 1997.


                                       /S/ ERNST & YOUNG LLP
                                       ---------------------
                                       Ernst & Young LLP



San Antonio, Texas
April 22, 1997



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

First Quarter of 1997 Compared to First Quarter of 1996
--------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year ($ in thousands):

                                        Three Months Ended March 31,
                                       ------------------------------
                                          Revenue          Increase
                                        Relationship      (Decrease)
                                       ---------------    -------------
                                        1997     1996      $       Pct
                                       ------  -------   ------    ----
Revenue:
  Rental and service.................    84%     84%     $ 5,035     9%
  Sales and other....................    16      16          559     5
                                        ---     ---       ------    --
    Total Revenue....................   100%    100%       5,594     8
Rental expenses......................    51      55          466     1
Cost of goods sold...................     6       6          199     5
                                        ---     ---        -----    --
    Gross profit.....................    43      39        4,929    19
Selling, general and administrative
  expenses...........................    21      19        2,453    20
                                        ---     ---        -----    --
    Operating earnings...............    22      20        2,476    18
Interest income, net.................     1       1         (516)  (53)
                                        ---     ---        -----    --
    Earnings before income taxes.....    23      22        1,960    13
Income taxes.........................     9       9          771    13
                                        ---     ---        -----    --
    Net earnings.....................    14%     13%     $ 1,189    13%
                                        ===     ===        =====    ==

      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                               Three months ended
                                    March 31,
                               ------------------
                                 1997      1996
                               --------   -------
Domestic Specialty Surfaces      $49.6     $45.5
International                     16.6      17.3
Medical Devices                    6.9       4.8
Other                              0.1        --
                                  ----      ----
                                 $73.2     $67.6
                                  ====      ====


      Total revenue in the first quarter of 1997 increased by $5.6 million, or 8.3%, to $73.2 million, from $67.6 million in the first quarter of 1996. Revenue from the Company's specialty patient surface business was $49.6 million, up $4.1 million, or 8.9% from the first quarter of 1996. This increase resulted from continued market share gains in the acute care segment combined with market and market share expansion in the extended care segment. Revenue from the Company's international operations was $16.6 million, down 4.0% from the first quarter of 1996, due substantially to unfavorable currency fluctuations during the period. Excluding currency fluctuations, international revenue was comparable to the prior year as lower rental revenue in the German market was offset by revenue gains in other countries. Revenue from medical device operations increased 45.0% to $6.9 million in the first quarter of 1997 due of primarily to the nationwide launch of the V.A.C. in the United States during the last three months 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

      During 1996, the Company was advised that its bid to become the primary vendor to Premier Purchasing Partners, L.P. ("Premier") was awarded to another vendor effective January 1, 1997. Revenue from hospitals within Premier for 1996 accounted for approximately 10% of the Company's total revenue. Because facilities within Premier are not committed to do business with the group's primary vendor, it is difficult to predict the ultimate effect of the new agreement on revenue and operating profits. During the first three months of 1997, revenue from hospitals within the Premier group purchasing organization was higher than in the year-ago period, due primarily to the removal of contractual revenue caps effective January 1997. Management believes these interim results are not indicative of the results to be expected for the full fiscal year, although the Company expects that a portion of the revenue will be retained.

      Rental expenses were 61.0% of total rental revenue in the first quarter of 1997 compared to 65.6% in the first quarter of 1996. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, e.g. facility and delivery costs.

     Gross profit increased $4.9 million, or 18.7%, to $31.2 million in the first quarter of 1997 from $26.3 million in the first quarter of 1996 due to the increase in revenue as well as the controlled growth in rental expenses.

      Selling, general and administrative expenses increased $2.4 million, or 19.5%, to $15.0 million in the first quarter of 1997 from $12.6 million in the first quarter of 1996. As a percentage of total revenue, selling, general and administrative expenses were at 20.5% in the first quarter of 1997 as compared with 18.6% in the first quarter of 1996. The increase is due in part to costs associated with certain key investments, e.g. improved marketing and information systems as well as increased legal and professional fees.

      Operating earnings for the period increased $2.5 million, or 18.0%, to $16.2 million compared to $13.7 million in the prior-year quarter resulting largely from revenue growth.

      Net interest income for the three months ended March 31, 1997 was $.5 million compared to $1.0 million in the prior year. The decrease in interest income resulted from (i) the early payment in October 1996 of all remaining notes receivable from Mediq/PRN and (ii) lower invested cash balances due to acquisition activities in the first quarter of 1997.

      The Company's effective income tax rate in the first quarter of 1997 was 40%, consistent with the first quarter of 1996.

     Net earnings increased $1.2 million, or 13.5%, to $10.0 million in the first quarter of 1997 from $8.8 million in the first quarter of 1996. This increase was due to the relative decrease in rental expenses and the change in revenue as discussed above.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the first quarter of 1997 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $41.4 million at March 31, 1997, a decrease of $17.6 million from December 1996. The cash decrease resulted substantially from business/asset acquisitions totaling $10.1 million plus a temporary increase in accounts receivable.

      Accounts receivable at March 31, 1997 were $71.6 million, a $13.3 million or 22.9%, increase from year-end. On January 2, 1997, the Company converted to a new billing and accounts receivable system. Implementation activities had a negative timing impact on collections for the period. The Company expects future receivable balances to decrease as this system is stabilized.

      Inventory at March 31, 1997 increased $1.4 million, or 6.6%, to $21.4 million from $20.0 million at December 31, 1996 primarily due to planned product introductions and further market expansion internationally.

     Net property, plant and equipment at March 31, 1997 increased $2.7 million, or 4.2%, to $67.9 million from $65.2 million at December 31, 1996 due in part to asset acquisitions such as H.F. Systems. Capital expenditures were $6.4 million during the first quarter of 1997 as the Company invested in new products for its rental fleet and new computer systems. Depreciation and amortization for the first three months of 1997 totaled $5.3 million, down 3.6% from the same period in 1996.

      Notes receivable consisted of a $3.0 million note received from James R. Leininger, M.D., the Company's principal shareholder and chairman of the Board of Directors. The note is secured by a Deed of Trust/Security Agreement, Vendor's Lien and 300,000 shares of KCI Common Stock. The note bears interest at market rates and has a final maturity of February 3, 2002.

      Goodwill increased $7.8 million during the period, to $21.3 million, due primarily to the Company's two asset acquisitions in the period.

      Accrued expenses at March 31, 1997 increased $2.5 million, or 8.4%, to $32.3 million from $29.8 million at December 31, 1996. Accruals for sales taxes payable and national sales meetings and other operating costs accounted for the majority of this increase.


Market Trends
--------------

      The health care industry continues to face various challenges, including increased pressure on health care providers to control costs, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven and cost effective



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------


Market Trends (continued)
-------------------------

therapies.   In  addition, Congress continues to debate federal  health care expenditures in an attempt to slow the rate of growth and balance the federal budget. As a result, the Company believes that health care providers will continue to experience heightened cost control pressures.

      The Company is addressing these trends by expanding its product line to address certain niche market demands, e.g. obesity, and further developing applications for its existing product continuum. The Company believes that introductions of unique and therapeutic products such as the TriaDyne and BariKare beds and the V.A.C. device will enable it to further penetrate the market. In addition, the Company is increasing its marketing efforts beyond its existing base of more than 1000 acute care hospitals and 2000 extended care facilities to market to an additional 8000 hospitals and nursing homes in which the Company has a relatively small presence.

      The Company's market continues to increase based upon demographic trends as most of the Company's patients are over 50 years old. Further, its broad product line and national distribution system enable it to compete effectively in the changing healthcare environment.

      More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medial devices, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase products more often than U.S. health care providers.


Legal Proceedings
-----------------

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Legal Proceedings (continued)
-----------------------------

activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery is just beginning and it is not possible to predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

      On December 26, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom December 24, 1996. This suit was filed in the United States District Court for the District of South Carolina. Substantive discovery in the case has not begun. Based upon its preliminary investigation, the Company believes that its defenses to the lawsuit are meritorious and that this lawsuit will not have a material adverse impact on the marketing of the TriaDyne bed.

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

Liquidity and Capital Resources

      During the first quarter of 1997, the Company generated net cash provided by operating activities of $8.2 million compared to $13.8 million in the prior year period. At March 31, 1997, cash and cash equivalents totaling $41.4 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement currently permits borrowings of up to $50.0 million. At March 31, 1997, the entire amount of the Credit Agreement was available. The Company believes that current cash reserves combined with operating cash flows during the next twelve month period will be sufficient to provide for new investments in equipment and any working capital needed during the period.

      At March 31, 1997, the Company was committed to purchase approximately $3.3 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.



                      PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

         Exhibit                   Description
         -------                   ------------
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

         EXHIBITS (continued)
        ---------------------

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

         10.18 Purchasing Agreement, dated February 1, 1994, between the Company, KCI Therapeutic Services, Inc. and Voluntary Hospitals of America, Inc.(filed as Exhibit 10.18 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.19 Rental/Purchasing Agreement, dated April 1, 1993 between the Company, KCI Therapeutic Services, Inc. and AmHS Purchasing Partners, L.P. (filed as Exhibit 10.19 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.20 KCI Management 1994 Incentive Program (filed as Exhibit 10.20 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).


         EXHIBITS (continued)
         --------------------

         10.21 KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.22 Letter, dated September 19, 1994, from the Company to Raymond R. Hannigan outlining the terms of his employment (filed as Exhibit
                  10.22 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.23 Letter, dated November 22, 1994, from the Company to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit
                  10.23 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.24 Option Agreement, dated November 21, 1994, between Dr. James R. Leininger, Cecilia Leininger and Raymond R. Hannigan (filed as
                  Exhibit 10.24 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

         10.25 Option Agreement, dated August 23, 1995, between Dr. James R. Leininger, Cecilia Leininger and Bianca A. Rhodes (filed as
                  Exhibit 10.25 to the Company's Amended Annual Report on Form 10-K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

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


         EXHIBITS (continued)
         --------------------

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

         10.31 Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10.32 Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

       * 10.33 Asset Purchase Agreement dated January 3, 1997 by and among Trac Medical, Inc., a North Carolina corporation, Terry Williams, David Mattis, George Parrish and KCI Therapeutic Services, Inc., a Delaware corporation.

       * 10.34 Asset Purchase Agreement dated January 27, 1997 by and among Hydrothermic Floatation Systems, Inc., a California corporation, Y. Jeremy Levy and KCI Therapeutic Services, Inc., a Delaware corporation.

           11.1   Earnings Per Share Computation (filed as
                  Exhibit 11.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           13.1 Kinetic Concepts, Inc. 1996 Annual Report to Shareholders (furnished for the information of the Commission and not deemed to be "filed," except for those portions expressly incorporated herein by reference)(filed as
                  Exhibit 13.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         EXHIBITS (continued)
         --------------------

           16.1 Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission regarding agreement with statements made by Registrant under Item 9 of its Form 10-K dated March 28, 1997 (filed as Exhibit 16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           22.1 List of Subsidiaries (filed as Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         * 23.1   Acknowledgment by Ernst & Young dated May 8,
                  1997.

         * 27.1   Financial Data Schedule



Note: (*) Exhibits filed herewith.



     (b)  REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K dated February 25, 1997, with respect to the change of the Company's certifying accountant for the year ending December 31, 1997.



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



Date:  May 8, 1997