Form 10-Q
period 1997-06-30
KINETIC CONCEPTS INC /TX/
filed 1997-08-14
CIK 831967

SECURITIES AND EXCHANGE
                  COMMISSION Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
-------------------------------   -----------------------------------
  (State of Incorporation)        (I.R.S. Employer Identification  No.)

      8023 Vantage Drive
   San Antonio, Texas 78230                   (210) 524-9000
-------------------------------   -----------------------------------
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

       Common Stock: 42,664,418 shares as of  August 1, 1997







                   PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                           (in thousands)

                                            June 30,    December 31,
                                              1997         1996
                                          -----------   ------------
Assets:                                   (unaudited)
-------
Current assets:
  Cash and cash equivalents...........     $ 38,388      $ 59,045
  Accounts and notes receivable, net..       74,129        58,241
  Inventories.........................       21,173        20,042
  Prepaid  expenses and other.........        8,722         6,860
                                            -------       -------
     Total current assets.............      142,412       144,188
                                            -------       -------

Net property, plant and equipment.....       72,060        65,224
Notes receivable......................        3,250            --
Goodwill, less accumulated amortiza-
  tion of $12,510 in 1997 and $12,021
  in 1996.............................       23,047        13,541
Other assets, less accumulated
  amortization of $2,906 in 1997 and
  $2,837 in 1996......................       30,488        30,440
                                            -------       -------
                                           $271,257      $253,393
                                            =======       =======

Liabilities and Shareholders' Equity:
-------------------------------------
Current liabilities:
  Accounts payable....................     $  4,740      $  3,974
  Current installments of capital lease
    obligations.......................          134           118
  Accrued expenses....................       32,299        29,792
  Income tax payable..................        3,242         2,970
                                            -------       -------
     Total current liabilities........       40,415        36,854


Capital lease obligations, net of current
  installments........................          378           396
Deferred income taxes, net............        7,528         5,065
Other.................................          218            --
                                            -------       -------
                                             48,539        42,315
                                            -------       -------

Minority interest.....................          204            --

Shareholders' equity:
  Common stock; issued and outstanding
    42,305 in 1997 and 42,355 in 1996            42            42
  Retained earnings...................      225,314       210,816
  Cumulative foreign currency trans-
    lation adjustment.................       (2,602)          555
  Notes receivable from officers......         (240)         (335)
                                            -------       -------
                                            222,514       211,078
                                            -------       -------
                                           $271,257      $253,393
                                            =======       =======


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)


                            Three months ended      Six months ended
                                 June 30,               June 30,
                            ------------------     ------------------
                              1997       1996        1997       1996
                            -------    -------     -------    -------
Revenue:
  Rental and service.....   $61,300    $54,095    $123,125   $110,885
  Sales and other........    13,731     10,177      25,087     20,974
                             ------     ------     -------    -------

    Total revenue........    75,031     64,272     148,212    131,859

Rental expenses.........     38,904     35,611      76,616     72,857
Cost of goods sold......      5,770      3,786      10,012      7,829
                             ------     ------     -------    -------
                             44,674     39,397      86,628     80,686
                             ------     ------     -------    -------

    Gross profit........     30,357     24,875      61,584     51,173
Selling, general and
  administrative expenses    14,134     12,154      29,144     24,711
                             ------     ------     -------    -------

    Operating earnings..     16,223     12,721      32,440     26,462

Net interest income.....        399        904         853      1,874
                             ------     ------     -------    -------

    Earnings before income
      taxes and minority
      interest..........     16,622     13,625      33,293     28,336
Income taxes............      6,649      5,438      13,317     11,335
Minority interest.......         21         --          21         --
                             ------     ------     -------    -------

    Net earnings........    $ 9,952    $ 8,187    $ 19,955   $ 17,001
                             ======     ======     =======    =======

    Earnings per common
      and common equivalent
      share.............    $  0.23    $  0.18    $   0.46   $   0.37
                             ======     ======     =======    =======

    Shares used in earnings
      per share computa-
      tions                  43,806     46,459      43,737     46,015
                             ======     ======     =======    =======


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                         (in thousands)
                           (unaudited)
                                                     Six months ended
                                                         June  30,
                                                  ---------------------
                                                   1997          1996
                                                  ----------  ---------
Cash flows from operating activities:
  Net earnings................................    $ 19,955    $ 17,001
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization...........      10,974      11,709
      Provision for uncollectible accounts
        receivable............................       1,434       1,187
      Change in assets and liabilities:
        Increase in accounts receivable.......     (15,656)     (1,736)
        Increase in inventories...............        (643)     (1,983)
        Increase in prepaid and other assets..      (1,816)     (2,395)
        Increase (decrease) in accounts
          payable.............................        (291)        597
        Increase (decrease) in accrued
          expenses............................       1,065         (99)
        Increase in income taxes payable......         272         630
        Increase in deferred income taxes.....       2,463         492
                                                   -------     -------
          Net cash provided by operating
            activities........................      17,757      25,403
                                                   -------     -------

Cash flows from investing activities:
  Additions to property, plant, and
    equipment.................................     (13,533)    (12,480)
  Increase in inventory to be converted
    into equipment for short-term rental......      (3,645)       (150)
  Dispositions of property, plant, and
    equipment.................................       1,096         750
  Business acquired in purchase transactions,
    net of cash acquired......................     (12,445)         --
  Decrease in note receivable from principal
    shareholder...............................          --      10,000
  Increase in other assets....................      (3,223)     (1,340)
                                                    ------     -------
          Net cash used by investing activities    (31,750)     (3,220)
                                                    ------     -------

Cash flows from financing activities:
  Repayments of capital lease obligations.....         (53)         --
  Proceeds from the exercise of stock options.       1,963       4,276
  Purchase and retirement of treasury stock...      (4,133)    (10,363)
  Cash dividends paid to shareholders.........      (3,205)     (3,331)
  Other.......................................         217        (138)
                                                    ------      ------
          Net cash used by financing activities     (5,211)     (9,556)
                                                    ------      ------
Effect of exchange rate changes on cash and
  cash equivalents............................      (1,453)       (160)
                                                    ------      ------
Net increase in cash and cash equivalents.....     (20,657)     12,467
Cash and cash equivalents, beginning of year        59,045      52,399
                                                    ------      ------
Cash and cash equivalents, end of period......    $ 38,388    $ 64,866
                                                    ======      ======
Supplemental disclosure of cash flow
  information:
  Cash paid during the first six months for:
     Interest.................................          84          82
     Income taxes.............................       8,783       6,160


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

           The  financial  statements presented  herein  include
     the accounts  of  Kinetic Concepts, Inc. and all  subsidiaries
     (the "Company").   The  condensed consolidated  financial
     statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year.


(2)  INVENTORY COMPONENTS
     ---------------------

           Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).
     Inventories  are comprised of the following (in thousands):

                                              June 30,    December 31,
                                                1997         1996
                                              --------    -----------
     Finished goods......................     $ 4,006      $ 5,586
     Work in process.....................       3,143        1,893
     Raw materials, supplies and parts...      22,219       17,113
                                               ------       ------
                                               29,368       24,592

     Less  amounts expected to be  converted
       into equipment for short-term rental     8,195        4,550
                                               ------       ------
               Total inventories              $21,173      $20,042
                                               ======       ======


(3)  NOTES RECEIVABLE
     -----------------

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




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


(4)  ACQUISITIONS/DISPOSITIONS
     -------------------------

           On April 18, 1997, the Company acquired 80% of the outstanding capital stock of Ethos Medical Group, Ltd. located in Athlone, Ireland, for approximately $2.3 million in cash plus other consideration. Ethos manufactures the Keene Roto Rest r trauma bed and other medical devices and rents specialty support surfaces to caregivers throughout
     Ireland.   Ethos  Medical's operating results are not expected
     to have a material impact on the Company's results of operations for 1997.

           On  February 1, 1997, the Company acquired the  assets
     of H.F.  Systems,  Inc.  of  Los Angeles.  H.F.  Systems
     offers  a complete   line   of  therapeutic  specialty
     support   surfaces primarily  to  the  California extended
     care  marketplace.   The Company  acquired the assets of H.F.
     Systems in a single transaction for approximately $8.0 million in cash plus other consideration. H.F. Systems will be integrated into Kinetic Concepts' extensive distribution system and, as a result, the Company expects to benefit from the elimination of certain redundant expenses. H.F. Systems recorded revenue of approximately $7.0 million for 1996 and is not expected to have a material impact on the Company's results of operations for 1997.

          On January 3, 1997 the Company purchased from Trac Medical, Inc., a North Carolina corporation, all assets and technology rights to the "Access" patient care device, an environmental control system arm which is mountable on
     hospital  beds.   The Company  purchase  price of the Access
     device was approximately $2.0 million in cash plus other consideration.


(5)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS
     --------------------------------------

          The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                 Three months ended    Six months ended
                                      June 30,             June 30,
                                 ------------------    -----------------
                                   1997      1996        1997      1996
                                 --------  --------    -------   -------
      Average outstanding
        common shares........    42,317     44,307     42,322    44,332

      Average common equiva-
        lent share-dilutive
        effect of option
        shares..............      1,489      2,152      1,415     1,683
                                 ------     ------     ------    ------

      Shares used in earnings
        per share
        computations.........    43,806     46,459     43,737    46,015
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


(7)  NEW PRONOUNCEMENTS
     ------------------

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary ("basic") earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result
     in an  increase   in   basic earnings   per share for the  six
     month period ended   June  30, 1997   and  June  30,  1996  of
     $0.01  and  $0.01  per   share, respectively.  The impact of
     Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Second Quarter of 1997 Compared to Second Quarter of 1996
---------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year ($ in thousands):


                                  Three Months Ended June 30,
                                  -----------------------------
                                     Revenue        Increase
                                  Relationship     (Decrease)
                                  ------------   --------------
                                   1997  1996       $       Pct
                                  -----  ----    -------    ---
Revenue:
  Rental and service..........     82%    84%    $ 7,205    13%
  Sales and other.............     18%    16%      3,554    35%
                                  ---    ---     -------    --
    Total Revenue.............    100%   100%     10,759    17%


Rental expenses...............     52%    55%      3,293     9%
Cost of goods sold............      7%     6%      1,984    52%
                                  ---    ---      ------    --
    Gross profit..............     41%    39%      5,482    22%
Selling, general and
  administrative expenses.....     19%    19%      1,980    16%
                                  ---    ---      ------    --

    Operating earnings........     22%    20%      3,502    28%

Interest income, net..........      -%     1%       (505)  (56%)
                                  ---    ---      ------    --

    Earnings before income taxes
      and minority interest...     22%    21%      2,997    22%

Income taxes..................      9%     8%      1,211    22%
Minority interest.............      -%     -%         21     -%
                                  ---    ---      ------    --

    Net earnings..............     13%    13%    $ 1,765    22%
                                  ===    ===      ======    ==



     The  Company's  revenue is derived  from  three
primary markets.   The  following  table sets forth  the  amount
of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                            June 30,
                                       -------------------
                                         1997      1996
                                       -------    -------

        Domestic Specialty Surfaces     $48.8      $43.0
        International...............     17.2       16.9
        Medical Devices.............      8.7        4.2
        Other.......................       .3         .2
                                         ----       ----
                                        $75.0      $64.3
                                         ====       ====


Total revenue in the second quarter of 1997 increased 16.7% to $75.0 million, from $64.3 million in the second quarter of 1996. Revenue from the Company's domestic specialty surface business was $48.8 million, up $5.8 million, or 13.6% from the second quarter of 1996. The increased revenue was derived from core business



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


growth  in all care settings, due primarily to higher patient therapy days, and the addition of H.F. Systems, which the Company
acquired in February  1997.   H.F. Systems contributed revenue  of
approximately $2.1 million to the second quarter of 1997.

     Revenue from the Company's international operations was $17.2 million, up $300,000 or 1.7%, from the second quarter of 1996. The international revenue increase reflects higher therapy days in virtually all mid and lower-tier markets, e.g., the Netherlands, Canada and Switzerland, which were largely offset by softness in Germany and the United Kingdom and by unfavorable currency exchange fluctuations of $1.5 million. Revenue from Ethos Medical Group operations, which the Company acquired in April 1997, was not material during the period.

     Revenue from medical device operations increased $4.5 million, or 107.1%, to $8.7 million in the second quarter of 1997 due to the continued success of The V.A.C. wound closure device and increased rental revenue for the PlexiPulse foot/calf pump resulting from the distribution agreement signed with Mediq/PRN at the beginning of this year.

     Rental, or field, expenses were 63.5% of total rental revenue in the second quarter of 1997 compared to 65.8% in the second quarter of 1996. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, e.g. facility and service costs.

     Gross profit increased $5.5 million, or 22.0%, to $30.4 million in the second quarter of 1997 from $24.9 million in the second quarter of 1996 due to increased rental revenue as well as increased sales volumes of disposable products associated with medical devices.

     Selling,  general  and administrative expenses  increased
$2.0 million, or 16.3%, to $14.1 million in the second quarter of 1997 from $12.2 million in the second quarter of 1996. The increase is due in part to costs associated with certain key investments (e.g. improved marketing and information systems) as well as increased legal and professional fees. As a percentage of total revenue, selling, general and administrative expenses were at 18.8% in the second quarter of 1997 as compared with 18.9% in the second quarter of 1996.

     Operating earnings for the period increased $3.5 million, or 27.5%, to $16.2 million compared to $12.7 million in the prior-year quarter resulting largely from the revenue growth discussed above.

     Net interest income for the three months ended June 30, 1997 was approximately $400,000 compared to approximately $900,000 in the prior year. The decrease in interest income resulted from the early payment in October 1996 of all remaining notes receivable from Mediq/PRN and lower invested cash balances due to acquisition activities in the first six months of 1997.

     The Company's effective income tax rate in the second quarter of 1997 was 40%, consistent with the second quarter of 1996.

     Net earnings increased $1.8 million, or 21.6%, to $10.0 million in the second quarter of 1997. This increase was due to the increase in revenue as discussed above combined with controlled spending levels.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------


First Six Months of 1997 Compared to First Six Months of 1996
-------------------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year ($ in thousands):

                                   Six Months Ended June 30,
                                  ---------------------------
                                    Revenue           Increase
                                   Relationship      (Decrease)
                                   ------------    -------------
                                   1997    1996       $      PCT
                                   ----    ----    -------  ----
Revenue:
  Rental and service...........     83%     84%   $ 12,240   11%
  Sales and other..............     17%     16%      4,113   20%
                                   ---     ---      ------   --
    Total Revenue..............    100%    100%     16,353   12%

Rental expenses................     51%     55%      3,759    5%
Cost of goods sold.............      7%      6%      2,183   28%
                                   ---     ---      ------   --

    Gross profit...............     42%     39%     10,411   20%
Selling, general and
  administrative expenses......     20%     19%      4,433   18%
                                   ---     ---      ------   --

    Operating earnings.........     22%     20%      5,978   23%

Interest income, net...........      -%      1%     (1,021) (54%)
                                   ---     ---      ------   --

    Earnings before income taxes
      and minority interest....     22%     21%      4,957   17%

Income taxes...................      9%      8%      1,982   17%
Minority interest..............      -%      -%         21    -%
                                   ---     ---      ------   --

    Net earnings...............     13%     13%    $ 2,954   17%
                                   ===     ===      ======   ==


      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Six months ended
                                           June 30,
                                     -------------------
                                       1997      1996
                                     -------   --------
        Domestic Specialty Surfaces  $ 97.9    $ 88.5
        International..............    33.8      34.2
        Medical Devices............    16.0       9.0
        Other......................      .5        .2
                                     ------     -----
                                     $148.2    $131.9
                                      =====     =====



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------


     Total  revenue  for the first six months of 1997  increased
by $16.3  million,  or  12.4%,  to $148.2  million.   Revenue  from
the Company's domestic specialty surface business was $97.9 million, up $9.4 million, or 11.0%, from the six months ended June 30, 1996 as all major product lines showed growth. Revenue from the Company's international operations of $33.8 million remained flat compared to the six months ended June 30, 1996 despite unfavorable currency exchange rate fluctuations of
approximately $2.6  million  for  the period.   Revenue  from
medical device operations in the first six months of 1997 was $16.0 million, up $7.0 million, or 77.0%, primarily due to increased rental revenue from both the V.A.C. wound closure device and the PlexiPulse foot/calf pump.


     Rental expenses were 62.2% of total rental revenue in the six months ended June 30, 1997 compared to 65.7% in the six
months  of 1996.   This  decrease is primarily attributable to the
increase  in rental  revenue,  as  the  majority of  rental
expenses  are  fixed, combined   with   certain  operating
efficiencies  associated   with implementation of the Genesis
service delivery system and processes. Overall, rental expenses increased $3.8 million, or 5.2% compared to the first six months of 1996.


    Gross profit increased $10.4 million, or 20.3%, to $61.6 million in the six months ended June 30, 1997 due to the increase in revenue, controlled growth in rental expenses and improved sales volumes.


    Selling,  general  and administrative expenses  increased
$4.4 million, or 17.9%, to $29.1 million in the first six months of 1997 from $24.7 million in the first six months of 1996. Key investments in marketing programs and information systems as well as higher legal and professional fees accounted for the majority of this increase.


    Operating earnings for the period increased $6.0 million, or 22.6%, to $32.4 million compared to $26.5 million in the prior-year resulting largely from the above-mentioned revenue growth.


    Net interest income for the six months ended June 30, 1997
was $900,000   compared to $1.9 million in the prior year.  The
decrease in interest income resulted from the early payment in October 1996 of all remaining notes receivable from Mediq/PRN and lower invested cash balances due to acquisition activities in 1997.


     The Company's effective income tax rate in the first six months ended June 30, 1997 was 40%, consistent with the first six months of 1996.


      Net earnings increased $3.0 million, or 17.4%, to $20.0 million in the first six months of 1997 from $17.0 million in the first six months of 1996. This increase was due to the relative decrease in rental expenses and the change in revenue as discussed above.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------


Financial Condition
--------------------


      The change in revenue and expenses experienced by the Company during the six months ended June 30, 1997 and other factors resulted in changes to the Company's balance sheet as follows:


     Cash and cash equivalents were $38.4 million at June 30, 1997, a decrease of $20.7 million from December 1996. The cash decrease is primarily attributable to business/asset acquisitions totaling $12.4 million and a temporary increase in accounts receivable resulting from a recent billing systems conversion.


     Accounts receivable at June 30, 1997 were $74.1 million, a $15.9 million or 27.3%, increase from year-end. On January 2, 1997, the Company converted to a new billing and accounts receivable system. Implementation activities had a negative timing impact on collections for the period. The Company expects future receivable balances to decrease over time. Business acquisition activities during the first half of 1997 have also increased accounts receivable.


     Inventory at June 30, 1997 increased 5.6% to $21.2 million
from $20.0  million  at  December 31, 1996   primarily   due   to
planned product introductions and the recent acquisition of Ethos Medical Group, which had inventory of approximately
$800,000.


     Net  property,  plant and equipment at June 30, 1997
increased 10.5% to $72.1 million from $65.2 million at December 31,
1996 due in part   to   asset   acquisitions  such  as  H.F.
Systems.    Capital expenditures were $16.1 million during the
first six months of 1997 as the Company invested in new products for its rental fleet and new computer systems. Depreciation and amortization for the first six months of 1997 totaled $11.0 million, down 6.3% from the same period in 1996.


     Notes receivable consisted of a $3.0 million note received from James R. Leininger, M.D., the Company's principal shareholder and chairman of the Board of Directors. The note is secured by a Deed of Trust/Security Agreement, Vendor's Lien and 300,000 shares of KCI Common Stock. The note bears interest at market rates and has a final maturity of February 3, 2002.


     Goodwill increased $9.5 million during the period, to $23.0 million, due primarily to the Company's three business acquisitions in the period.


     Accrued expenses at June 30, 1997 increased $2.5 million, or 8.4%, to $32.3 million from $29.8 million at December 31, 1996. Accruals for payments in connection with the H.F. System acquisition and other operating costs accounted for the majority of this increase.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------


Market Trends
-------------

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


      In  an  effort to reduce the federal deficit and lower
overall federal health care expenditures, President Clinton recently signed into law the Balanced Budget Act of 1997 (the
"BBA").   The  BBA contains  a  number  of  provisions which  will
impact the federal reimbursement of health care and reduce projected payments under the Medicare system by $115 billion over the next five years. The majority of the savings are scheduled for the fourth and fifth years of this plan. The provisions include (i) a reduction exceeding $30 billion in the level of payments made to acute care hospitals under Medicare Part A over the next five years (which will be funded primarily through a freeze and/or reduction in future consumer price index increases); (ii) a change on July 1, 1998 in the manner in which skilled nursing facilities ("SNFs") are reimbursed from a cost-based system to a prospective payment system under which the SNFs will receive an all inclusive, case-mix-adjusted per diem payment for each of their Medicare patients; and (iii) a five-year freeze on consumer price index updates for Medicare Part B services in the home and the implementation of competitive bidding trials for five categories of home care products.


     Less than 10% of the Company's revenue is received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the Federal government under the Medicare system for the use of those products. We do not believe that the changes introduced by the BBA will have a material impact on our hospital customers or the dealers we partner with in home health care. However, the changes to the Medicare system introduced by the BBA may have an impact on the manner in which the Company's extended care customers make purchasing decisions. Because the Company has focused on providing clinically efficacious and cost effective products, it believes it is well positioned for the changes in extended care reimbursement introduced by the BBA. Although these changes may impact revenue in the short term as the Company's extended care customers begin to understand the impact of the changes on their respective businesses, the Company does not believe that any of the changes in the Medicare system introduced by the BBA will have a material adverse impact on its business.


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


Market Trends (continued)
-------------------------

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


     On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power -- hospital beds and head wall units. The suit further alleges that HillRom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery has not been completed and it is not possible to predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.


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


     The Company is a party to several lawsuits arising in the ordinary course of its business and is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns. To the extent management believes reserves are justified, reserves, have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.


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


Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1997, the Company generated net cash provided by operating activities of $17.8 million compared to $25.4 million in the prior year period. The majority of this decrease was attributable to the temporary increase  in  accounts receivable,  which increased $15.9 million
from year-end  1996.   The Company  made three business
acquisitions during the period  for  an aggregate purchase price of
approximately $12.4 million in cash.   At June  30, 1997, cash and
cash equivalents totaling $38.4 million were available for general corporate purposes. Additionally, the Company maintains a Credit
Agreement with a bank as an agent for itself  and certain   other
financial  institutions.   The Credit Agreement currently permits
borrowings of up to $50 million. At June 30, 1997, the entire amount of the Credit Agreement was unused. The Company believes that current cash reserves combined with operating cash flows and available credit facilities during the next twelve month period will be sufficient to provide for new investments, e.g., business acquisitions, technology or equipment, and any working capital needed during the period.

      At June 30, 1997, the Company was committed to purchase approximately $3.4 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The  1996 Annual Meeting of the Shareholders of Kinetic Concepts,
Inc. was held at 9:00 a.m. on May 13, 1997. The following matters were acted upon by the shareholders at the annual meeting:

     1. Sam A. Brooks, Frank A. Ehmann, Raymond R. Hannigan, Wendy L. Gramm, P.h.D., James R. Leininger, M.D., Peter A. Leininger, M.D., and Bernhard T. Mittemeyer, M.D. were each elected to serve as Directors of the Company until the 1998 Annual Meeting of Shareholders and until their successors were duly elected and qualified. With respect to the election of Mr. Brooks, Mr. Ehmann, Mr. Hannigan, Dr. Gramm,
          Dr. James Leininger, Dr. Peter Leininger, and Dr. Mittemeyer, each nominee as a director received 40,096,897 or more votes. No shareholders abstained in the election of the directors and there were no broker non-votes.


    2.    The  Kinetic  Concepts, Inc. Senior  Executive
          Stock Option Plan was approved. There were 38,836,714 votes for approval and 998,102 votes against approval.


    3.    The 1997 Kinetic Concepts, Inc. Employee Stock
          Purchase Plan  was  approved.   There  were  39,778,810
          votes   for approval and 206,901 votes against approval.

    4. The appointment of Ernst & Young LLP as the Company's auditors for 1997 was approved. There were 40,104,213 votes for approval and 20,964 votes against approval



                         PART II - OTHER  INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


     (a)  EXHIBITS

           A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

         Exhibit                   Description
         -------                   -----------

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


      EXHIBITS (continued)
      --------------------

          10.6 1987 Key Contributor Stock Option Plan, as amended, dated October 27, 1989 (filed as
                 Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

          10.7 Amendment No. 1 to Asset Purchase Agreement dated September 30, 1994 by and among Kinetic Concepts, Inc., a Texas corporation, KCI Therapeutic Services, Inc., a Delaware corporation, MEDIQ Incorporated, a Delaware corporation, PRN Holdings, Inc., a Delaware corporation and MEDIQ/PRN Life Support Services-I, Inc., a Delaware corporation (filed as Exhibit 2.2 to the Company's Form 8K dated October 17, 1994, and incorporated herein by reference).

          10.17 Credit Agreement dated as of May 8, 1995 by and among the Company and Bank of America National Trust and Savings Association, as Agent (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

          10.18 Purchasing Agreement, dated February 1, 1994, between the Company, KCI Therapeutic Services, Inc. and Voluntary Hospitals of America, Inc.(filed as Exhibit 10.18 to the Company's Amended Annual Report on Form 10K/A, dated January 23, 1996, for the year ended December 31, 1994, and incorporated herein by reference).

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


      EXHIBITS (continued)
      ---------------------


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

          10.33 Asset Purchase Agreement dated January 3, 1997 by and among Trac Medical, Inc., a North Carolina corporation, Terry Williams, David Mattis, George Parrish and KCI Therapeutic Services, Inc., a Delaware corporation(filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

          10.34 Asset Purchase Agreement dated January 27, 1997 by and among Hydrothermic Floatation Systems, Inc., a California corporation, Y. Jeremy Levy and KCI Therapeutic Services, Inc., a Delaware corporation (filed as Exhibit
                 10.34 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

         *10.35 Agreement for the sale and purchase of 80% of the issued share capital of Ethos Medical
                 Group Limited by KCI International, Inc. dated
                 April 18, 1997.

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

          *27.1   Financial Data Schedule.



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



          KINETIC CONCEPTS, INC.




          By:  /S/ JAMES R. LEININGER, M.D.
               ----------------------------
               James R. Leininger, M.D.
               Chairman of the Board



          By:  /S/ RAYMOND R. HANNIGAN
               ------------------------
               Raymond R. Hannigan
               President and Chief Executive Officer



          By:  /S/ MARTIN J. LANDON
              --------------------
               Martin J. Landon
               Vice President, Accounting and
               Corporate Controller



Date:  August 13, 1997