Form 10-Q
period 1997-09-30
KINETIC CONCEPTS INC /TX/
filed 1997-10-29
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ______________


                  Commission file number 1-9913


                     KINETIC CONCEPTS, INC.
_______________________________________________________________
(Exact name of registrant as specified in its charter)


           Texas                      74-1891727
____________________________  _________________________________
  (State of Incorporation)    (I.R.S. Employer Identification No.)


     8023 Vantage Drive
  San Antonio, Texas 78230               (210) 524-9000
___________________________      ______________________________
(Address of principal executive    (Registrant's phone number)
     offices and zip code)


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

        Common Stock: 42,628,564 shares as of October 1, 1997







                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------------------------------

             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
                        (in thousands)

                                          September 30,   December 31,
                                              1997            1996
                                          -------------   -----------
                                           (unaudited)
Assets:
-------
Current assets:
  Cash and cash equivalents..............  $ 45,535        $ 59,045
  Accounts and notes receivable, net.....    74,875          58,241
  Inventories............................    21,068          20,042
  Prepaid expenses and other.............    10,653           6,860
                                            -------         -------
    Total current assets.................   152,131         144,188
                                            -------         -------

Net property, plant and equipment........    72,535          65,224
Notes receivable.........................     3,100              --
Goodwill, less accumulated amortization
  of $13,202 in 1997 and $12,021 in 1996.    27,649          13,541
Other assets, less accumulated amorti-
  zation of $2,942 in 1997 and $2,837 in
  1996...................................    30,608          30,440
                                            -------         -------
                                           $286,023        $253,393
                                            =======         =======

Liabilities and Shareholders' Equity:
------------------------------------
Current liabilities:
  Accounts payable.......................  $  5,423        $  3,974
  Current installments of capital lease
    obligations..........................       137             118
  Accrued expenses.......................    33,631          29,792
  Income taxes payable...................     1,776           2,970
                                            -------         -------
    Total current                            40,967          36,854
                                            -------         -------

Capital lease obligations, net of current
  installments...........................       340             396
Deferred income taxes, net...............    13,462           5,065
Other....................................       208              --
                                            -------         -------
                                             54,977          42,315
                                            -------         -------

Minority interest........................       220              --

Shareholders' equity:
  Common stock; issued and outstanding
    42,486 in 1997 and 42,355 in 1996....        42              42
  Retained earnings......................   235,579         210,816
  Cumulative foreign currency translation
    adjustment...........................    (4,721)            555
  Notes receivable from officers.........       (74)           (335)
                                            -------         -------
                                            230,826         211,078
                                            -------         -------
                                           $286,023        $253,393
                                            =======         =======


See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                 (in thousands, except per share data)
                              (unaudited)

                            Three months ended     Nine months ended
                               September 30,          September 30,
                            ------------------     ------------------
                               1997     1996          1997     1996
                            --------  --------     --------  --------
Revenue:
  Rental and service.....   $61,605   $56,638      $184,730  $167,523
  Sales and other........    14,694    11,332        39,781    32,306
                             ------    ------       -------   -------

    Total revenue........    76,299    67,970       224,511   199,829

Rental expenses..........    39,017    36,405       115,633   109,263
Cost of goods sold.......     6,065     3,856        16,077    11,685
                             ------    ------       -------   -------
                             45,082    40,261       131,710   120,948
                             ------    ------       -------   -------
    Gross profit.........    31,217    27,709        92,801    78,881
Selling, general and
  administrative expenses    15,052    14,080        44,196    38,791
                             ------    ------       -------   -------

    Operating earnings...    16,165    13,629        48,605    40,090

Net interest income......       442     1,063         1,295     2,937
                             ------    ------       -------   -------

    Earnings before income
      taxes and minority
      interest...........    16,607    14,692        49,900    43,027
Income taxes.............     6,643     5,834        19,960    17,168
Minority interest........        16        --            37        --
                             ------    ------       -------   -------

    Net earnings.........   $ 9,948   $ 8,858      $ 29,903  $ 25,859
                             ======    ======       =======   =======



    Earnings per common
      and common equiva-
      lent share........    $  0.23   $  0.19      $   0.68  $   0.56
                             ======    ======       =======   =======

    Shares used in earn-
      ings per share
      computations......     44,091    45,553        43,772    45,923
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Cash Flows
                         (in thousands)
                          (unaudited)


                                                     Nine months ended
                                                       September 30,
                                                  ----------------------
                                                     1997        1996
                                                  ----------  ----------
Cash flows from operating activities:
  Net earnings................................     $ 29,903    $ 25,859
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization...........       17,144      16,487
      Provision for uncollectible accounts
        receivable............................        2,533       2,327
      Change in assets and liabilities:
        Increase in accounts receivable.......      (17,599)     (3,159)
        Increase in inventories...............         (598)     (2,174)
        Increase in prepaid and other assets..       (3,693)     (4,696)
        Increase in accounts payable..........           77       1,460
        Increase in accrued expenses..........        2,145       2,604
        Increase (decrease) in income taxes
          payable.............................       (1,194)        968
        Increase in deferred income taxes.....        8,397         613
                                                    -------      ------
          Net cash provided by operating
            activities........................       37,115      40,289
                                                    -------      ------
Cash flows from investing activities:
  Additions to property, plant, and equipment.      (19,794)    (18,287)
  Increase in inventory to be converted into
    equipment for short-term rental...........       (4,210)       (850)
  Dispositions of property, plant, and
    equipment.................................        1,809       1,400
  Business acquired in purchase transactions,
    net of cash acquired......................      (16,903)         --
  Decrease (increase) in note receivable from
    principal shareholder.....................       (3,000)     10,000
  Increase in other assets....................       (1,115)       (961)
                                                    -------      ------
          Net cash used by investing
            activities........................      (43,213)     (8,698)
                                                    -------     -------
Cash flows from financing activities:
  Proceeds (repayments) of capital lease
    obligations...............................         (307)        488
  Proceeds from the exercise of stock options.        3,864       4,694
  Purchase and retirement of treasury stock...       (4,133)    (16,599)
  Cash dividends paid to shareholders.........       (4,789)     (4,988)
  Other.......................................          607        (147)
                                                    -------     -------
          Net cash used by financing
            activities........................       (4,758)    (16,552)
                                                    -------     -------
Effect of exchange rate changes on cash and
  cash equivalents............................       (2,654)       (457)
                                                    -------     -------
Net increase (decrease) in cash and cash
  equivalents.................................      (13,510)     14,582
Cash and cash equivalents, beginning of year..       59,045      52,399
                                                    -------     -------
Cash and cash equivalents, end of period......     $ 45,535    $ 66,981
                                                    =======     =======
Supplemental disclosure of cash flow
information:
  Cash paid during the first nine months for:
    Interest..................................          111         112
    Income taxes..............................        9,380      10,544



See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

           The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments)which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in,
     first-out) or market (net realizable value).    Inventories
     are comprised of the following (in thousands):

                                       September 30,  December 31,
                                           1997          1996
                                       ------------   ------------
         Finished goods............     $  8,414       $  5,586
         Work in progress..........        3,333          1,893
         Raw  materials, supplies
           and parts...............       18,081         17,113
                                         -------        -------

                                          29,828         24,592
         Less amounts expected to be
         converted into equipment for
         short-term rental.........        8,760          4,550
                                         -------         ------

              Total inventories....     $ 21,068       $ 20,042
                                         =======        =======


(3)  NOTES RECEIVABLE
     ----------------

           Notes receivable includes a $3.0 million note received from James R. Leininger, M.D., the principal shareholder and chairman of the Company's Board of Directors, the proceeds of which were used to finance a construction project for Home
     Dome, L.L.C., a third party affiliated with Dr. Leininger. The note carries a variable interest rate which will fluctuate between 6.25% and 10.25% per annum, and requires quarterly interest payments beginning May 3, 1997. Monthly principal payments commence March 3, 1998 based on a 20-year note amortization. The note has a final maturity date of February 3, 2002, at which time the entire amount of unpaid principal and interest shall be due. The note is secured by 300,000 shares of the Company's Common Stock and a mortgage on the property under construction.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  ACQUISITIONS/DISPOSITIONS
     -------------------------

          On July 31, 1997, the Company acquired the outstanding capital stock of Equi-Tron Mfg., Inc. located in Ontario, Canada, for approximately $3.2 million in cash plus other consideration. Equi-Tron Mfg., Inc. manufactures a line of products for bariatric patients used primarily in the home care market. The operating results of Equi-Tron Mfg., Inc. are not expected to have a material impact on the Company's results of operations for 1997.

          On April 18, 1997, the Company acquired 80% of the outstanding capital stock of Ethos Medical Group, Ltd. located in Athlone, Ireland, for approximately $2.3 million in cash plus other consideration. Ethos manufactures the Keene Roto Rest(R) trauma bed and other medical devices and rents specialty support surfaces to caregivers throughout Ireland. Ethos Medical's operating results are not expected to have a material impact on the Company's results of operations for 1997.

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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


(5)  SHARES USED IN EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE COMPUTATIONS
     --------------------------------------

          The weighted average number of common and common equivalent shares used in the computation of earnings per share is as follows (in thousands):

                                Three months ended    Nine months ended
                                   September 30,       September 30,
                                ------------------    -----------------
                                 1997        1996      1997       1996
                                ------      ------    ------     ------

       Average outstanding
         common shares......    42,447      43,966    42,318     44,209

       Average common
         equivalent shares-
         dilutive effect of
         option shares......     1,644       1,587     1,454      1,714
                                ------      ------    ------     ------
       Shares used in
         earnings per share
         computations.......    44,091      45,553    43,772     45,923
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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


(7)  NEW PRONOUNCEMENTS(continued)
     -----------------------------

     nine month periods ended September 30, 1997 and September 30, 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. This new pronouncement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under the provisions of Statement No. 130, all revenue, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. Items required by accounting standards to be reported as direct adjustments to paid-in-capital, retained earnings or other non-income equity accounts are not to be included as components of comprehensive income. The Company plans to adopt the provisions of Statement No. 130 effective with the fiscal year beginning January 1, 1998, and estimates that any impact on the Company's results of operations or financial position will not be material.

          Also, effective for periods beginning after December 15,1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements as well as interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company plans to adopt the provisions of Statement No. 131 effective with the fiscal year beginning January 1, 1998 and estimates that adoption of these provisions will not have a material adverse impact on the Company's financial position or results of operations.


(8)  SUBSEQUENT EVENTS
     -----------------

          Subsequent to September 30, 1997, the Company consummated
     the acquisition of substantially all of the assets of RIK Medical, L.L.C. ("RIK"), a Delaware limited liability company. The Company paid approximately $23.3 million for the acquisition plus an earn-out of up to $2.0 million. RIK is a manufacturer of non-powered therapeutic support surfaces based in Boulder,
     Colorado.   The RIK products incorporate several unique and
     patented components and features.





ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)


(8)  SUBSEQUENT EVENTS(continued)
     ----------------------------

          Subsequent to September 30, 1997, the Company and Fremont Partners, L.P. and Richard C. Blum & Associates, L.P. (the "Investors") entered into a Transaction Agreement (the "Transaction Agreement") pursuant to which the Investors will participate in the recapitalization (the "Recapitalization") of the Company. The Transaction Agreement provides, among other things, that the Investors would purchase in the aggregate 8,083,712 newly-issued shares of the Company's common stock, $.001 par value per share, at a per Share price equal to $19.25 (the "Stock Purchase"). The proceeds of the Stock Purchase, together with approximately $540.2 million of aggregate proceeds from certain financings, will be used by the Company to
     (i) purchase all of the Shares tendered to the Company pursuant to the terms of that certain Offer to Purchase dated October 8, 1997 (the "Tender Offer") at a price of $19.25 per Share, net to seller in cash and (ii) pay all related fees and expenses.

          The Transaction Agreement provides that, among other things, as soon as practicable after the consummation of the Stock Purchase, the purchase of Shares pursuant to the Tender Offer, the satisfaction of the other conditions set forth in the Transaction Agreement, and in accordance with the requirements of the Delaware General Corporation Law and the Revised Uniform Limited Partnership Act of the State of Delaware (together, "Delaware Law") and the Texas Business Corporation Act ("Texas Law"), the Investors will be merged with and into the Company (the "Merger") with the Company as the surviving corporation of the Merger. The consummation of the Merger is subject to the satisfaction or waiver of certain conditions including the approval of the Transaction Agreement and the Merger by the requisite vote of the shareholders of the Company. Under the Company's articles of incorporation and Texas Law, the affirmative vote of the holders of two-thirds of the outstanding Shares is required to approve the Transaction Agreement and the Merger. If the Tender Offer is consummated, the Investors and Dr. James Leininger will be able to effect the Merger without the affirmative vote of any other shareholder.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Third Quarter of 1997 Compared to Third Quarter of 1996
-------------------------------------------------------


     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year ($ in thousands):

                                  Three Months Ended September 30,
                            -----------------------------------------
                                                      Variance
                            Revenue Relationship  Increase (Decrease)
                            --------------------  -------------------
                               1997       1996        $         Pct
                            ---------   --------  ---------   -------

Revenue:
  Rental and service.......     81%       83%      $4,967        9%
  Sales and other..........     19%       17%       3,362       30%
                               ---       ---        -----
    Total revenue..........    100%      100%       8,329       12%

  Rental expenses..........     51%       54%       2,611        7%
  Cost of goods sold.......      8%        5%       2,209       57%
                               ---       ---        -----

    Gross profit...........     41%       41%       3,509       13%
  Selling, general and
    administrative expenses     20%       21%         972        7%
                               ---       ---        -----

    Operating earnings.....     21%       20%       2,537       19%

  Interest income, net.....      1%        2%        (621)     (58%)
                               ---       ---        -----
    Earnings before income
      taxes and minority
      interest.............     22%       22%       1,916       13%

  Income taxes.............      9%        9%         810       14%
      Minority interest....      -%        -%          16        -
                               ---       ---        -----
      Net earnings.........     13%       13%      $1,090       12%
                               ===       ===        =====



     The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                           September 30,
                                       -------------------
                                         1997       1996
                                       -------     -------
     Domestic Specialty Surfaces...... $  49.0     $  46.0
     International....................    17.5        17.4
     Medical Devices..................     9.6         4.5
     Other............................      .2          .1
                                        ------      ------
                                       $  76.3     $  68.0
                                        ======      ======




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total revenue in the third quarter of 1997 increased 12.3% to $76.3 million, from $68.0 million in the third quarter of 1996. Revenue from the Company's domestic specialty surface business was $49.0 million, up $3.0 million, or 6.6% from the third quarter of 1996. The increased revenue was derived from core business growth, due primarily to higher patient therapy days, and the addition of H.F. Systems, which the Company acquired in February 1997.

    Revenue from the Company's international operations was $17.5 million, up approximately $100,000 or just under 1.0%, from the third quarter of 1996. The international revenue increase reflects higher therapy days in virtually all mid and lower-tier markets, e.g., the Netherlands, Canada and Switzerland, which were largely offset by softness in Germany and the United Kingdom and by unfavorable currency exchange fluctuations of $2.0 million. Revenue from Ethos Medical Group operations, which the Company acquired in April 1997, contributed approximately $945,000 during the period.

    Revenue from medical device operations increased $5.1 million, or 113.3%, to $9.6 million in the third quarter of 1997 due to the continued success of The V.A.C. wound closure device and increased rental revenue for the PlexiPulse foot/calf pump resulting from the distribution agreement signed with Mediq/PRN at the beginning of this year.

    Rental, or field, expenses were 63.3% of total rental revenue in the third quarter of 1997 compared to 64.3% in the third quarter of 1996. This relative decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are relatively fixed, e.g. facility and service costs.

    Cost of goods sold increased $2.2 million, or 57.3%, to $6.1 million in the third quarter of 1997 from $3.9 million in the third quarter of 1996. Cost of goods sold has increased primarily due to increased sales volumes and businesses acquired in 1997.

    Gross profit increased $3.5 million, or 12.7%, to $31.2 million in the third quarter of 1997 from $27.7 million in the third quarter of 1996 due to increased rental revenue as well as increased sales volumes of disposables used with the Company's medical devices.

     Selling, general and administrative expenses increased $1.0 million, or 6.9%, to $15.1 million in the third quarter of 1997 from $14.1 million in the third quarter of 1996. The increase is due in part to costs associated with certain key investments (e.g. improved marketing and information systems) as well as increased legal and professional fees. As a percentage of total revenue, selling, general and administrative expenses were at 19.7% in the third quarter of 1997 as compared with 20.7% in the third quarter of 1996.

     Operating earnings for the period increased 18.6% to $16.2 million compared to $13.6 million in the prior-year quarter resulting largely from the revenue growth discussed above.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

     Net interest income for the three months ended September 30, 1997 was approximately $400,000 compared to approximately $1.1 million in the prior year. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in the first nine months of 1997.

     The Company's effective income tax rate in the third quarter of 1997 was 40.0% compared to 39.7% in the third quarter of 1996.


     Net earnings increased $1.1 million, or 12.3%, to $9.9 million in the third quarter of 1997. This increase was due to the increase in revenue as discussed above combined with controlled spending levels.


First Nine Months of 1997 Compared to First Nine Months of 1996
---------------------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year ($ in thousands):

                                  Nine Months Ended September 30,
                            ----------------------------------------
                                                        Variance
                            Revenue Relationship  Increase (Decrease)
                            --------------------  ------------------
                               1997       1996       $         Pct
                            ---------   --------  --------   -------
Revenue:
  Rental and service.......     82%       84%     $17,207      11%
  Sales and other..........     18%       16%       7,475      23%
                               ---       ---       ------
    Total revenue..........    100%      100%      24,682      12%

  Rental expenses..........     52%       55%       6,370       6%
  Cost of goods sold.......      7%        6%       4,392      38%
                               ---       ---       ------

    Gross profit...........     41%       39%      13,920      18%
  Selling, general and
    administrative expenses     20%       19%       5,405      14%
                               ---       ---       ------

    Operating earnings.....     21%       20%       8,515      21%

  Interest income,net......      1%        2%      (1,642)    (56%)
                               ---       ---       ------

    Earnings before income
      taxes and minority
      interest.............     22%       22%       6,873      16%

  Income taxes.............      9%        9%       2,792      16%
    Minority interest......      -%        -%          37       -
                               ---       ---       ------

    Net earnings...........     13%       13%     $ 4,044      16%
                               ===       ===       ======





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                   Nine months ended
                                      September 30,
                                   ------------------
                                    1997        1996
                                   -------   --------
     Domestic Specialty Surfaces   $146.9     $134.4
     International..............     51.3       51.6
     Medical Devices............     25.6       13.6
     Other......................       .7         .2
                                    -----      -----
                                   $224.5     $199.8
                                    =====      =====


     Total revenue for the first nine months of 1997 increased by $24.7 million, or 12.4%, to $224.5 million. Revenue from the Company's domestic specialty surface business was $146.9 million, up $12.5 million, or 9.3%, from the nine months ended September 30, 1996 as all major product lines grew. Revenue from the Company's international operations of $51.3 million declined less than 1.0% compared to the nine months ended September 30,1996 despite unfavorable currency exchange rate fluctuations of approximately $4.4 million for the period. Revenue from medical device operations in the first nine months of 1997 was $25.6 million, up $12.0 million, or 88.2%, primarily due to increased rental revenue from both the V.A.C. wound closure device and the PlexiPulse foot/calf pump.

     Rental expenses were 62.6% of total rental revenue in the nine months ended September 30, 1997 compared to 65.2% in the nine months of 1996. This decrease is primarily attributable to the increase in rental revenue, as the majority of rental expenses are fixed, combined with certain operating efficiencies associated with implementation of the Genesis service delivery system and processes. Overall, rental expenses increased $6.4 million, or 5.8% compared to the first nine months of 1996.

     Cost of goods sold increased $4.4 million, or 37.6%, to $16.1 million for the nine months ended September 30, 1997 from $11.7 million for the nine months of 1996. This increase is primarily due to increased sales volumes and lower margin sales associated primarily with business acquisitions made in 1997.

     Gross profit increased $13.9 million, or 17.6%, to $92.8 million in the nine months ended September 30, 1997 due to the increase in revenue, controlled growth in rental expenses and improved sales volumes.

     Selling, general and administrative expenses increased $5.4 million, or 13.9%, to $44.2 million in the first nine months of 1997 from $38.8 million in the first nine months of 1996. Key investments in marketing programs and information systems as well as higher legal and professional fees accounted for the majority of this increase.

     Operating earnings for the period increased $8.5 million, or 21.2%, to $48.6 million compared to $40.1 million in the prioryear resulting largely from the above-mentioned revenue growth.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

     Net interest income for the nine months ended September 30, 1997 was $1.3 million compared to $2.9 million in the prior year. The decrease in interest income resulted from lower invested cash balances due to acquisition activities in 1997 and the early payment in October 1996 of all remaining notes receivable from Mediq/PRN.

     The Company's effective income tax rate in the first nine months ended September 30, 1997 was 40.0%, compared to 39.9% in the first nine months of 1996.

     Net earnings increased $4.0 million, or 15.6%, to $29.9 million in the first nine months of 1997 from $25.9 million in the first nine months of 1996. This increase was due to the relative decrease in rental expenses and the change in revenue as discussed above.


Financial Condition
-------------------

     The change in revenue and expenses experienced by the Company during the nine months ended September 30, 1997 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $45.5 million at September 30, 1997, a decrease of $13.5 million from December 1996. The cash decrease is primarily attributable to business/asset acquisitions totaling $16.9 million and a temporary increase in accounts receivable resulting from a recent billing systems conversion, offset by lower spending for repurchases of common stock.

     Accounts receivable at September 30, 1997 were $74.9 million, a $16.6 million or 28.6%, increase from year-end. On January 2, 1997, the Company converted to a new billing and accounts receivable system. Implementation activities had a negative timing impact on collections for the period. The Company expects receivable balances to decrease over time. Business acquisition activities during the first nine months of 1997 have also increased accounts receivable by approximately $2.4 million.

     Inventory at September 30, 1997 increased 5.1% to $21.1 million from $20.0 million at December 31, 1996 primarily due to the recent acquisition of Ethos Medical Group, which had inventory of approximately 860,000.

     Prepaid expenses increased $3.8 million, or 55.3%, to $10.7 million for the nine months ended September 30, 1997 as compared to the year ended December 31, 1996. This change primarily resulted from payment timing differences in insurance, product development, commissions and vacation accruals related to business acquisitions during 1997 which are amortized over the year.

     Net property, plant and equipment at September 30, 1997 increased 11.2% to $72.5 million from $65.2 million at December 31, 1996 due in part to asset acquisitions such as H.F. Systems. Capital expenditures were $22.2 million during the first nine months of 1997 as the Company invested in new products for its rental fleet and new computer systems. Depreciation and amortization for the first nine months of 1997 totaled $17.1 million, up 4.0% from the same period in 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

Financial Condition (continued)
------------------------------

     Notes receivable consisted of a $3.0 million note received from James R. Leininger, M.D., the Company's principal shareholder and chairman of the Board of Directors. The note is secured by a Deed of Trust/Security Agreement, Vendor's Lien and 300,000 shares of KCI Common Stock. The note bears interest at market rates and has a final maturity of February 3, 2002.

     Goodwill increased $14.1 million during the period, to $27.6 million, due primarily to the Company's four business acquisitions in the period.

     Accrued expenses at September 30, 1997 increased $3.8 million, or 12.9%, to $33.6 million from December 31, 1996. Accruals for payments in connection with the H.F. Systems acquisition earn-out along with increases in insurance claim reserves, vacation and payroll tax accruals accounted for the majority of this increase.

     Deferred income taxes were $13.5 million at September 30, 1997, an increase of $8.4 million from December 31, 1996. The increase is primarily attributable to tax deferral strategies implemented from December of 1996 through the second quarter of 1997.


Market Trends
-------------

     The health care industry continues to face various challenges, including increased pressure on health care providers to control costs, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven therapies which lower the total cost of providing care.

     In an effort to reduce the federal deficit and lower overall federal health care expenditures, President Clinton recently signed into law the Balanced Budget Act of 1997 (the "BBA"). The BBA contains a number of provisions which will impact the federal reimbursement of health care and reduce projected payments under the Medicare system by $115 billion over the next five years. The majority of the savings are scheduled for the fourth and fifth years of this plan. The provisions include (i)a reduction exceeding $30 billion in the level of payments made to acute care hospitals under Medicare
Part A over the next five years (which will be funded primarily through a reduction in future consumer price index increases); (ii) a change on July 1, 1998 in the manner in which skilled nursing facilities ("SNFs") are reimbursed from a cost-based system to a prospective payment system under which the SNFs will receive an all inclusive, casemix-adjusted per diem payment for each of their Medicare patients; and (iii) a five-year freeze on consumer price index updates for Medicare Part B services in the home and the implementation of competitive bidding trials for five categories of home care products.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Market Trends(continued)
------------------------

     Less than 10% of the Company's revenue is received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the Federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced by the BBA will have a material impact on our hospital customers or the dealers we partner with in home health care. However, the changes to the Medicare system introduced by the BBA may have an impact on the manner in which the Company's extended care customers make purchasing decisions. Because the Company has focused on providing clinically efficacious and cost effective products, it believes it is well positioned for the changes in extended care reimbursement introduced by the BBA. Although these changes may impact revenue in the short term as the Company's extended care customers begin to understand the impact of the changes on their respective businesses, the Company does not believe that any of the changes introduced by the BBA will have a material adverse impact on its business.

     The Company's market continues to increase based upon demographic trends as most of the Company's patients are over 50 years old.
Further, its broad product line and national distribution system enable it to compete effectively in the changing healthcare environment.

     More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medical devices and related disposables, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase products more often than U.S. health care providers.


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

     On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

Legal Proceedings (continued)
-----------------------------

required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power -- hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery has not been completed and it is not possible to predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

     On December 26, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to HillRom December 24, 1996. This suit was filed in the United States
District Court for the District of South Carolina. Substantive discovery in the case has not begun. Based upon its preliminary investigation, the Company believes that its defenses to the lawsuit are meritorious and that this lawsuit will not have a material adverse impact on the marketing of the TriaDyne bed.

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

Liquidity and Capital Resources
-------------------------------

     During the nine months ended September 30, 1997, the Company generated net cash provided by operating activities of $37.1 million compared to $40.3 million in the prior year period. The majority of this decrease was attributable to the temporary increase in accounts receivable, which increased $16.6 million from year-end 1996. The Company also made four business acquisitions during the period for an aggregate purchase price of approximately $16.9 million in cash.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
------------------------------------------

     At September 30, 1997, cash and cash equivalents totaling $45.5 million were available for general corporate purposes. Additionally, the Company maintains a Credit Agreement with a bank as an agent for itself and certain other financial institutions. The Credit Agreement currently permits borrowings of up to $50 million. At September 30, 1997, the entire amount of the Credit Agreement was unused. Furthermore, in connection with the recapitalization the Company is negotiating with the same bank as agent for itself and certain other financial institutions to secure two (2) credit facilities each in the amount of $50 million. The first facility will in effect replace the existing revolving credit facility and extend the commitment from said banks beyond the next twelve months. The second facility will be for the express purpose of financing acquisitions. The Company expects these facilities to be secured before the end of the year. The Company believes that current cash reserves combined with operating cash flows and available credit facilities (either currently existing or to be secured)during the next twelve month period will be sufficient to provide for new investments, e.g., business acquisitions, technology or equipment, and any working capital needed during the period.

     Subsequent to September 30, 1997, the Company used approximately $23.3 million of its available cash to effect the purchase of substantially all of the assets of RIK Medical.

     At September 30, 1997, the Company was committed to purchase approximately $1.1 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.


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

            3.2   Restated By-Laws of the Company (filed as
                  Exhibit 3.3 to the Company's Reistration
                  Statement on Form S-1 as amended
                  (Registration No. 33-21353), and incorporated herein by reference).

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

          10.7 Amendment No. 1 to Asset Purchase Agreement dated September 30, 1994 by and among Kinetic
                 Concepts, Inc., a Texas corporation, KCI
                 Therapeutic Services, Inc., a Delaware
                 corporation, MEDIQ Incorporated, a Delaware corporation, PRN Holdings, Inc., a Delaware corporation and MEDIQ/PRN Life Support Services-
                 I, Inc., a Delaware corporation
                 (filed as Exhibit 2.2 to the Company's Form 8K dated October 17, 1994, and incorporated herein by reference).

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

          10.35 Agreement for the sale and purchase of 80% of the issued share capital of Ethos Medical Group Limited by KCI International, Inc. dated April 18, 1997 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1997 and incorporated herein by reference.)

         *10.36  Asset Purchase Agreement made as of July 31,
                 1997 between KCI Equi-Tron, Inc. as Purchaser and James H. Alexander, Elleanor Alexander and
                 Scott Alexander as vendors.

          10.37 Transaction Agreement, dated as of October 2, 1997, among Fremont Purchaser II, Inc., RCBA Purchaser I, L.P. and the Company (filed as Exhibit (c)(1) to the Company's Schedule 13E3 dated October 8, 1997, and incorporated herein by reference.)


         EXHIBITS (continued)
         -------------------

          10.38  Kinetic Concepts, Inc. Management Equity Plan
                 (filed as Exhibit (c)(4) to the Company's
                 Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

          10.39 Management Equity Agreement for Raymond R. Hannigan, dated October 2, 1997 (filed as Exhibit (c)(6) to the Company's Schedule 13E3 dated October 8, 1997, and incorporated herein by reference.)

          10.40  Offer to Purchase, dated October 8, 1997
                 (filed as Exhibit (d)(1) to the Company's
                 Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

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






          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ JAMES R. LEININGER, M.D.
               -----------------------------------
               James R. Leininger, M.D.
               Chairman of the Board



          By:  /s/ RAYMOND R. HANNIGAN
               -----------------------------------
               Raymond R. Hannigan
               President and Chief Executive Officer



          By:  /s/ MARTIN J. LANDON
               -----------------------------------
               Martin J. Landon
               Vice President, Accounting and
               Corporate Controller



Date:  October 28, 1997