Form 10-K
period 1997-12-31
KINETIC CONCEPTS INC /TX/
filed 1998-03-31
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from_______________ to ________________


                    Commission file number  1-9913


                        KINETIC CONCEPTS, INC.
---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             Texas                              74-1891727
----------------------------        -------------------------------
(State of incorporation)           (I.R.S. Employer Identification No.)


     8023 Vantage Drive
   San Antonio, TX  78230                    (210) 524-9000
-----------------------------       --------------------------------
(Address of principal executive     (Registrant's telephone number)
     offices and zip code)

   Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: NONE


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

As of March 1, 1998, there were 17,713,152 shares of the Registrant's Common Stock outstanding, 17,613,152 of which were held by affiliates.



                   FORM 10-K TABLE OF CONTENTS
                             PART I                            PAGE

Item 1.  Business...........................................     4

Item 2.  Properties.........................................    18

Item 3.  Legal Proceedings..................................    18

Item 4.  Submission of Matters to a Vote of Security
         Holders............................................    20

                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................    20

Item 6.  Selected Financial Data............................    22

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......    24

Item 8.  Financial Statements and Supplementary Data........    37

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............    78

                          PART III

Item 10. Directors and Executive Officers of the Registrant..   79

Item 11. Executive Compensation..............................   81

Item 12. Security Ownership of Certain Beneficial Owners and
         Management..........................................   84

Item 13. Certain Relationships and Related Transactions......   85

                          PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.........................................   86

Signatures...................................................   90









TriaDyner, BariKarer, The V.A.C.r, PlexiPulser, PlexiPulse All-in-
1   System  TM,  KinAirr  III,  First  Stepr,  FirstStepr   Plus,
FirstStepr   Select,   FirstStepr  MRS,  TheraPulser,   BioDyner,
BioDyner  II,  FluidAirr  Plus, FluidAirr  Elite,  RotoRestr,  Q2
Plusr,    HomeKairr   DMS,   DynaPulser,   FirstStepr    TriCell,
Impressionr, RotoRestr Delta, PediDyner, BariAirer, FirstStepr Select Heavy Duty, TriCellr, RIKr and AirWorksr Plus, are trademarks of the Company used in this Report. Kinetic Therapy
SM, The Clinical Advantage SM, Genesis SM and Odyssey SM are service marks of the Company used in this Report.


CAUTINARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
    OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements made in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which reflect management's best judgment based on market and other factors currently known, involve risks and uncertainties. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements.


                              PART I


Item 1.  Business
-------  --------

General

     Kinetic Concepts, Inc. (the "Company" or "KCI") is a worldwide leader in innovative therapeutic systems which prevent and treat the complications of immobility that can result from disease, trauma, surgery or obesity. The Company's clinically effective therapeutic systems include specialty hospital beds, specialty mattress overlays and non-invasive medical devices combined with on-site patient care consultation by the Company's clinically-trained staff. The complications of immobility include pressure sores, pneumonia and circulatory problems which can increase patient treatment costs by as much as $75,000 and, if left untreated, can result in death. The Company's therapeutic systems can significantly improve clinical outcomes while reducing the cost of patient care by preventing these complications or accelerating the healing process, as well as by providing labor savings. The Company has also been successful in applying its therapeutic expertise to bring to market innovative medical devices that treat chronic wounds and help prevent blood clots.

     The Company designs, manufactures, markets and services its products, many of which are proprietary. KCI's therapeutic systems are used to treat patients across all health care settings including acute care hospitals, extended care facilities and patients' homes. Health care providers generally prefer to rent rather than purchase the Company's products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlay associated with purchasing such products, as well as to receive the Company's high-quality clinical support. The Company can deliver its therapeutic systems to any major domestic trauma center within two hours of notice through its network of service centers.

     Founded by James R. Leininger, M.D., an emergency room physician, to provide better care for his patients, the Company was incorporated in Texas in 1976. The Company's principal offices are located at 8023 Vantage Drive, San Antonio, Texas 78230 and its telephone number is (210) 524-9000.

     On November 5, 1997, a substantial interest in the Company was acquired by certain affiliates of Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors") pursuant to the terms of a Transaction Agreement dated October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement"). Under the terms of the Transaction Agreement, the Investors purchased approximately
7.8 million newly-issued shares of the Company's common stock. The proceeds of the stock purchase, together with proceeds from certain financings were used to purchase approximately 31.0 million shares of the Company's common stock from the selling shareholders and pay all related fees and expenses. The entities controlled by the Investors were subsequently merged with and into the Company, with the Company as the surviving corporation. Following the merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own approximately 7.0 million, 4.6 million, 5.9 million and 0.1 million common shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There are currently no other shareholders, however, members of management have retained, and have been granted, additional options to purchase shares.


Therapies

     The Company's therapeutic systems deliver one or a combination of the following therapies:

     Pressure Relief/Pressure Reduction. The Company's pressure relief and pressure reduction surfaces provide effective skin care therapy in the treatment of pressure sores, burns, skin grafts and other skin conditions and help prevent the formation of pressure sores which develop in certain immobile individuals. The Company's beds and mattress overlays reduce the amount of pressure at any point on a patient's skin by using surfaces supported by air, silicon beads, or a viscous fluid. Some of the products further promote healing through pulsation.

     Pulmonary Care. The Company's pulmonary care systems provide Kinetic Therapy to help prevent and treat acute respiratory problems, such as pneumonia, by reducing the build-up of fluid in the lungs. The United States Centers for Disease Control (the "CDC") defines Kinetic Therapy as the lateral rotation of a patient by at least 40 degrees to each side (a continuous 80 degree arc). Some of the Company's products combine Kinetic Therapy with additional therapies such as percussion and pulsation which help loosen mucous buildup and promote circulation.

     Bariatric Care. The Company offers a line of bariatric care products which are designed to accommodate obese individuals. These products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing nearly 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. The Company's most sophisticated bariatric care product can serve as a bed, chair, scale and x-ray table, helps patients enter and exit the bed, and contains other features which permit patients to be treated safely and with dignity. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by such personnel. Management believes that these products enable health care personnel to treat these patients in a manner which is safer to hospital personnel than traditional methods, which can help reduce worker's compensation claims. Some of the bariatric products also address complications of immobility and obesity such as pressure sores.

     Closure of Chronic Wounds. The Company is the provider of a patented, non-invasive device which uses negative pressure to promote the healing of chronic wounds. The negative pressure is applied through a proprietary foam dressing which draws the tissue together, stimulates blood flow, reduces swelling and decreases bacterial growth. The device heals wounds more quickly than traditional methods and has been effective at closing chronic wounds which have, in some cases, been open for years.

     Circulatory Improvement. The Company offers a non-invasive device which improves blood circulation, decreases swelling in the lower extremities and reduces the incidence of blood clots. The therapy is accomplished by wrapping inflatable cuffs around a foot or leg and then automatically inflating and deflating them at prescribed intervals. The products are often used by individuals who have had hip or knee surgeries, diabetes, or other conditions which reduce circulation.


Corporate Organization

     In 1997, the Company was organized into four operating divisions: KCI Therapeutic Services, Inc. ("KCI Therapeutic Services" or "KCTS"), KCI Home Care, KCI International, Inc. ("KCI International") and KCI New Technologies, Inc. ("NuTech"). At the beginning of 1998, the Company combined the operations of KCTS and KCI Home Care into a single business unit.

KCI Therapeutic Services

     KCI Therapeutic Services provides a broad line of therapeutic specialty support surfaces to patients in acute and sub-acute facilities as well as extended care settings. This division consists of approximately 1,100 personnel, many of whom have a medical or clinical background. Sales are generated by a sales force of approximately 350 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. A portion of this sales force is focused exclusively on either the extended care market or the acute care market although the majority of the sales force is responsible for sales across both settings.

     KCI Therapeutic Services has a national 24-hour, seven days-a-week customer service communications system which allows it to quickly and efficiently respond to its customers' needs. The Company distributes its specialty patient support surfaces to acute and extended care facilities through a network of 143 domestic service centers. The KCTS service centers are organized as profit centers and the general managers who supervise the service centers are responsible for both sales and service operations. Each center has an inventory of specialty beds and overlays which are delivered to the individual hospitals or extended care facilities on an as-needed basis.

     The KCTS sales and support staff is comprised of approximately 250 employees with medical or clinical backgrounds. The principal responsibility of approximately 125 of these clinicians is making product rounds and participating in treatment protocols. These clinicians educate the hospital or long-term facility staff on issues related to patient treatment and assist in the establishment of protocols. The clinical staff makes approximately 200,000 patient rounds annually. KCTS accounted for approximately 65%, 64% and 61%, respectively, of the Company's total revenue in the years ended December 31, 1997, 1996 and 1995.

KCI Home Care

     KCI has developed a continuum of products that address the unique demands of the home health care market. In January 1995, KCI Home Care started a transition from a combined direct/dealer distribution system to distributing its products through home medical equipment ("HME") dealers. The Company believes that selling products through the home care provider network gives it access to a larger patient population and improves the overall contribution from this business segment despite a reduction in per patient revenue. Subsequent to 1997, the Company has combined the operations of KCTS and KCI Home Care into a single business unit.


KCI International

     KCI International offers the Company's therapies and services in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden and Ireland. The Denmark office has recently been expanded to service all of Scandinavia. In addition, relationships with 75 independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to service the demands of a growing global market. KCI International accounted for approximately 23%, 25% and 25%, respectively, of the Company's total revenue in the years ended
December 31, 1997, 1996 and 1995. See Note 13 of Notes to Consolidated Financial Statements for information on foreign and domestic operations.

NuTech

     NuTech manufactures and markets the PlexiPulse and PlexiPulse All-in-l System. The products are sold through a direct sales force and a limited number of independent distributors and rented through an alliance with MEDIQ/PRN, a national medical device rental company with a strong portfolio of national accounts. NuTech accounted for approximately 6% of the Company's total revenue in 1997.

Products

     The Company's "Continuum of Care" is focused on treating wound care patients, pulmonary patients, large or obese patients and patients with circulatory problems by providing innovative, outcome driven therapies across multiple care settings. The Company's therapies include Pressure Relief/Pressure Reduction, Pulmonary Care, Bariatric Care, Closure of Chronic Wounds and Circulatory Improvement.

Pressure Relief/Pressure Reduction

     The Company's pressure relief products include a variety of framed beds and overlays such as the KinAir III, TheraPulse, FluidAir Elite, HomeKair, First Step TriCell, DynaPulse, First Step Plus, First Step Select, AirWorks Plus, Impression, RIK mattress, and RIK overlay. The KinAir III has been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post operative skin grafts and flaps, and to help prevent the formation of pressure sores and certain other complications of immobility. The TheraPulse provides a more aggressive form of treatment through continuous pulsating action which gently massages the skin to help promote capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems. The FluidAir Elite supports the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief for skin grafts or flaps, burns and pressure sores and also has built in scales. The HomeKair bed and TriCell overlay are low-cost pressure relief products designed to be easily transportable directly to a patient's home. The DynaPulse is a pulsating mattress replacement system that helps prevent pressure ulcers in patients at high risk for skin breakdown and can also be used to treat existing pressure ulcers. The First Step family of overlays is designed to provide pressure relief and help prevent pressure sores. AirWorks Plus is a low-cost overlay which has air chambers which assist in redistributing pressure for better skin care. Impression is a self-contained for-sale product for the prevention of pressure sores which is intended to replace standard hospital mattresses. The RIK mattress and the RIK overlay are non-powered products that provide pressure relief utilizing a patented viscous fluid and an anti-shear layer.

Pulmonary Care

     The CDC defines Kinetic Therapy as lateral rotation of a patient by at least 40 degrees on each side (a continuous 80 degree arc). The Company believes Kinetic Therapy is essential to the prevention or effective treatment of pneumonia and other pulmonary complications in immobile patients. The Company's Kinetic Therapy products include the TriaDyne, RotoRest, RotoRest Delta, PediDyne, BioDyne II and Q2 Plus. The TriaDyne, introduced in mid-1995, provides patients in acute care settings with three distinct therapies on an air suspension surface. The TriaDyne applies Kinetic Therapy by rotating the patient up to 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne can also provide percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The TriaDyne offers several other novel features not available on other products. The RotoRest Delta is a specialty bed which can rotate a patient up to a 62 degree angle on each side for the treatment of pulmonary complications and prevention of pneumonia. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis. The PediDyne, introduced in 1997, provides many of the benefits found in the TriaDyne to pediatric patients. The BioDyne II combines many of the therapeutic benefits of the KinAir III and the RotoRest and is used by patients suffering from pneumonia, coma, stroke and chronic neurological disorders.

Bariatric Care

     The Company markets a line of therapeutic support surfaces and aids for patients suffering from obesity, a market that had previously been underserved. These products not only provide the proper support needed by obese patients, but also enable nurses to care for these patients in a dignified manner. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by nurses. The use of the Company's bariatric products enables hospital staff to treat and move obese patients in a manner which is safer to hospital personnel while utilizing fewer hospital personnel. The most advanced product in this line is the BariKare, which can serve as a bed, chair, scale and x-ray table. This product is used generally for patients weighing from 300 to 600 pounds but can be used for patients who weigh up to nearly 1,000 pounds. The Company believes that the BariKare is the most advanced product of its type available today. In 1996, the Company also introduced the FirstStep Select Heavy Duty overlay which incorporates pressure-relieving therapy in a design that supports patients weighing up to 650 pounds. The Company recently introduced a new therapy-driven bariatric product, the BariAire. The BariAire provides pressure relief, patient turn assistance and step-down features designed for both patient comfort and nurse assistance.


Closure of Chronic Wounds

     The Company manufactures and markets the Vacuum Assisted Closure device (the "V.A.C."), a non-invasive, active wound closure therapy that utilizes negative pressure. The V.A.C. promotes healing in wounds, pressure ulcers and grafts that frequently do not respond to traditional methods of treatment. Treatment prot-ocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a separate vacuum pump. When activated, the vacuum pump creates a negative pressure in the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which stimulate healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours.

Circulatory Improvement

     The PlexiPulse and PlexiPulse All-in-1 System are non-invasive vascular assistance devices that aid venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis ("DVT") and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot or calf with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot and/or calf and are inflated in timed increments by the pump. The intermittent inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. The PlexiPulse is effective in preventing DVT, reducing edema and improving lower limb blood circulation.

Competition

     The Company believes that the principal competitive factors within its markets are product efficacy, clinical outcomes, service and cost of care. Furthermore, the Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and providers.

     The Company contracts with both proprietary hospital groups and voluntary GPOs. Proprietary groups own all of the hospitals which they represent and, as a result, can ensure compliance with a national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of a national agreement. Approximately 47% of the Company's total revenue during 1997 was generated under national agreements with proprietary groups and voluntary GPOs in the acute and extended care settings.

    The Company competes on a national level with Hill-Rom, Kendall and Invacare and on a regional and local level with numerous other companies. The Company competes principally with
Invacare in the home care segment. NuTech competes primarily with Kendall International in the foot and leg compression market. In the U.S. specialty surface market and certain international markets, the Company competes principally with Hill-Rom.


Market Outlook

     The Company believes that it is well positioned to address the following factors affecting the market for health care products and services:

Uncertainty of Health Care Reform

     There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 (the "BBA") significantly reduces federal spending on Medicare and Medicaid over the next five years by reducing annual payment updates to acute care hospitals, changing payment systems
for both skilled nursing facilities and home health care   services
from cost-based to prospective payment systems, eliminating annual payment updates for durable medical equipment("DME"), and allowing states greater flexibility in controlling Medicaid costs at the state level. Until the Health Care Financing Administration ("HCFA") issues
regulations  implementing   this  legislation in  1998, the  Company
cannot reliably predict the timing of or the exact effect which these initiatives could have on the pricing and profitability of, or demand for, the Company's products. However, certain of the pro-visions of the BBA, such as the changes in the manner Medicare Part A reimburses skilled nursing facilities, may change the manner
in which  the  Company's customers   make  renting  and  purchasing
decisions and could have a material adverse effect on the Company. The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future.

Consolidation of Purchasing Entities

     One of the most tangible results of the health care reform debate in the United States has been to cause health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of the Company's customers, including proprietary hospital groups, group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the renegotiation of contracts and in the granting of price concessions. Finally, as group purchasing organizations and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement of Health Care Costs

     The Company's products are rented and sold principally to hospitals, skilled nursing facilities and DME suppliers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. The Company also acts as a Durable Medical Equipment Supplier under 42 U.S.C. 1395 et seq. and as such furnishes its products directly to customers and bills payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. For example, the Company is seeking to establish coverage and payment by Medicare Part A and Medicare Part B for the V.A.C., its chronic
wound treatment product.   Although   clinical  acceptance  of this
product has continued to increase, it has not been officially classified as a covered item by either Part A or Part B. In light of increased controls on Medicare spending, there can be no assur-ance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or operations could result.

Fraud and Abuse Laws

     The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws, there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations.

Patient demographics

     U.S. Census Bureau statistics indicate that the 65-and over age group is the fastest growing population segment and is expected to exceed 75 million by the year 2010. Management of wounds and circulatory problems is crucial for elderly patients. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by incontinence and poor nutrition.

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

Research and Development

     The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Since January 1994, the Company has introduced a number of new products including: the TriaDyne, the BariKare, the TriCell, the First Step Select Heavy Duty, the FluidAir Elite, the PlexiPulse All-in-1 System, the BariAire, the PediDyne and The V.A.C., a product developed from technology licensed to the Company. Expenditures for research and development represented approximately 2% of the Company's total expenditures in 1997. The Company intends to continue its research and development efforts.

Manufacturing

     The Company's manufacturing processes for its specialty beds, mattress overlays, and medical devices include the manufacture of certain components, the purchase of certain other components from suppliers and the assembly of these components into a completed product. Mechanical components such as blower units, electrical displays and air flow controls consist of a variety of customized subassemblies which are purchased from suppliers and assembled by the Company. The Company believes it has an adequate source of supply for each of the components used to manufacture its products.

Patents and Trademarks

     The Company seeks patent protection in the United States and abroad. As of December 31, 1997, the Company had 59 issued U.S.
patents relating to its specialized beds, mattresses and related products. The Company also has 32 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under trademarks and service marks. The Company has 28 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

     As of December 31, 1997, the Company had approximately 2,100 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

Government Regulation

     United States. The Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company that violates statutory or regulatory requirements.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to Quality System Regulations) although many Class I devices are exempt from
certain  FDA  requirements.   Class  II  devices  are  subject  to
general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are high risk devices that receive greater FDA scrutiny to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) Clearance") or Premarket Approval ("PMA"). All of the Company's current products have been classified as Class I or Class II devices, which typically are legally marketed based upon 510(k) Clearance. The FDA has announced plans to evaluate its classification system and reclassify or exempt many devices that are currently classified as Class I devices. 510(k) Clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed medical device. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence than in the past.

     All devices manufactured or distributed by the Company are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

     Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Regulation ("QSR") (formerly Good Manufacturing Practices) requirements, which include design, testing, control and documentation requirements. Manufacturers must also comply with MDR requirements that a company report certain device-related incidents to the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     Fraud  and  Abuse Laws. The Company is subject to federal  and
state   laws  pertaining  to  health  care  fraud  and  abuse.   In
particular, certain federal and state laws prohibit manufacturers, suppliers, and providers from offering or giving or receiving kickbacks or other remuneration in connection with the ordering or
recommending  purchase  or  rental,  of  health  care   items   and
services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase,  lease,  or  order of), any item  or  service  for  which
payment  may   be   made  by  Medicare or certain  federally-funded
state health  care  programs   (e.g., Medicaid).  This statute also
prohibits soliciting or receiving  any   remuneration  in  exchange
for  engaging  in   any  of   these  activities.   The  prohibition
applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprison-ment, and exclusion from participation in the Medicare and Medicaid programs.

     These provisions have been broadly interpreted to apply to certain relationships between manufacturers and suppliers, such as the Company, and hospitals, skilled nursing facilities ("SNFs"), and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services ("HHS") have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

     The OIG has taken certain actions which suggest that arrangements between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. An OIG enforcement initiative, Operation Restore Trust ("ORT"), has targeted an investigation of fraud and abuse in a number of states (i.e., California, Florida, Illinois, New York, and Texas), focusing specifically on the long-term care, home health, and DME industries. ORT's funding has officially ended and the Inspector General has announced plans to implement an "ORT-Plus" program in other states in conjunction with other federal law enforcement bodies. Furthermore, in August 1995, the OIG issued a Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the statute. These initiatives create an environment in the industry in which the Company operates in which there will continue to be significant scrutiny for compliance with federal and state fraud and abuse laws.

     Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all health care items or services, regardless of whether Medicaid or Medicaid funds are involved.

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

     ISO Certification. Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances necessary for many companies in recent years. Beginning in June of 1998, ISO Certification is expected to be required for all manufacturers selling and distributing products within the European Economic Community. The Company received ISO Certification in the fourth quarter of 1997.

     Other Laws. The Company owns and leases property that is subject to environmental laws and regulations. The Company also is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or potentially hazardous substances.

     International Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. Premarket clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements may vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition or results of operations.

Reimbursement

     The Company's products are rented and sold principally to hospitals, extended care facilities and HME providers who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. The Company also directly bills third party payors, including Medicare and Medicaid, and receives reimbursement from these payors. In such cases, Medicare beneficiaries are billed twenty percent for coinsurance. As a result, demand and payment for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

     Medicare. Medicare is a federally-funded program that reimburses the costs of health care furnished primarily to the elderly and disabled. Medicare is composed of two parts: Part A and Part B. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. Specific Medicare guidelines have not currently been established addressing under what circumstances, if any, Medicare coverage would be provided for the use of the PlexiPulse or the V.A C.

     The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. The recently enacted BBA will significantly impact the manner in which Medicare reimbursement is funded over the next five years. Most of the Company's products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

     Hospital Setting. With the establishment of the prospective payment system in 1983, acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") into which each Medicare beneficiary is assigned, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually long lengths of stay or high costs. However, outlier payments based upon length of stay are gradually being phased out and will be eliminated effective with fiscal year 1998. Furthermore, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor, or otherwise lower their costs.

     The principal manner in which the BBA impacts Medicare Part A in the acute care setting is that it has reduced the annual DRG payment updates to be paid over the next five years by more than $40.0 billion. In addition, the BBA authorizes HCFA to enact regulations which are designed to restrain certain hospital reimbursement activities which are perceived to be abusive or fraudulent.

     Certain specialty hospitals (e.g., long-term care, rehabilitation and children hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, long-term care hospitals may receive separate Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products; however, Medicare reimbursement for such hospitals is expected to be reduced by $3.5 billion over the next five years. There can be no assurance that a prospective payment system will not be instituted for such hospitals in future legislation.

     Skilled Nursing Facility Setting. Skilled Nursing Facilities ("SNFs") which purchase or rent the Company's products may be reimbursed directly under Medicare Part A for some portion of their incurred costs. Generally speaking, only the costs of treatment during the first 100 days of a qualifying spell of illness are subject to Medicare reimbursement. The costs incurred by SNFs in furnishing care to Medicare beneficiaries are categorized as either routine costs or ancillary costs. Routine costs are those costs which are incurred for items and services routinely furnished to all patients (e.g., general nursing services, items stocked in gross supply). Ancillary costs are considered those costs which are incurred for items or services ordered to treat a condition of a specific patient and which are not generally furnished to most
patients.   Ancillary  costs  are  not  subject  to   the   routine
cost limits. Given the current routine cost limits, SNFs may be more inclined to purchase or rent products which are reimbursed by Medicare as ancillary items or services than if these products were reimbursed as routine items or services. At present, the Company's specialty beds are classified under Medicare Part A as ancillary items. HCFA currently interprets the definition of ancillary items to include certain support surfaces such as low air loss mattress replacements, bed overlay systems and air fluidized therapy. Neither The V.A.C. nor the PlexiPulse have yet been classified as ancillary items when furnished in a SNF setting.

     On July 1, 1998, the manner in which SNFs are reimbursed under Medicare Part A will change dramatically. On that date, reimbursement for SNFs under Medicare Part A will change from a cost-based system to a prospective payment system. The new payment system will be based on resource utilization groups ("RUGs"). Under the RUGs system, a SNF Medicare patient will be assigned to a RUGs category upon admission to the SNF. The RUGs category to which the patient will be assigned will depend upon the level of care and resources the patient requires. The SNF will receive a fixed per diem payment based upon the RUGs category assigned to each Medicare patient. The per diem payments made to the SNFs will be based upon a blend of their actual costs and a national average cost (which is subject to local wage-based adjustments). Initially, 75% of a SNF's per diem will be based on its costs and 25% of the per diem will be based on national average cost. At the end of a four-year phase-in period, all per diem payments will be based on the national average cost. Because the RUG's system provides SNFs with fixed cost reimbursement, SNFs may be less inclined than they have in the past to use products which had previously been reimbursed as ancillary costs. Because the Company believes its products are both cost effective and efficacious, the Company believes that it will be able to rent and sell its products effectively under the RUGs system.

     Home Setting. The Company's products are also provided to Medicare beneficiaries in home care settings. Medicare reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). So long as the Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered floatation beds and alternating air mattresses, are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. Guidelines concerning under what circumstances, if any, The V.A.C. or the PlexiPulse will be covered and reimbursed by DME have not been established. Under the BBA, there will be a five-year freeze on consumer price index updates for Medicare Part B Services in the home care setting.

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

Item 2.  Properties
------   ----------

     The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes 89,000 square feet of the building with the remaining space being leased to unrelated entities.

     The Company conducts its manufacturing, shipping, receiving and storage activities in a 153,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January 1988. In 1989, the Company completed the construction of a 17,000 square foot addition to the facility which is utilized as office space. The Company also owns a 37,000 square foot building in San Antonio, Texas which houses the Company's engineering center and currently serves as the NuTech division headquarters. In 1992, the Company purchased a 35,000 square foot facility in San Antonio, Texas which is used for storage. The Company maintains additional storage at two leased facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas which has been provided to a charitable organization to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and a 2,500 square foot house. In June 1997, the Company acquired a 2.8 acre tract of land adjacent to its corporate headquarters. There are three buildings on the land which contain an aggregate of 40,000 square feet.

     The Company leases approximately 143 domestic distribution centers, including each of its seven regional headquarters, which range in size from 1,500 to 18,000 square feet.

Item 3.  Legal Proceedings
-------  -----------------

     On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks
injunctive  relief   and   monetary  damages.   Initial   discovery
in this case has been substantially completed. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

     On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly  power  -  hospital beds and head  wall  units.  The  suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Although discovery has not been completed and it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

     On October 31, 1996, the Company received a counterclaim which had been filed by Hillenbrand Industries, Inc. in the antitrust lawsuit which the Company filed in 1995. The counterclaim alleges that the Company's antitrust lawsuit and other actions were designed to enable KCI to monopolize the specialty therapeutic surface market. Although it is not possible to reliably predict the outcome of this litigation, the Company believes that the counterclaim is without merit.

     On December 26, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom. This suit was filed in the United States District Court for the District of South Carolina. Based upon its preliminary investigation, the Company does not believe that the TriaDyne bed infringes any valid claims of the Hill-Rom patent or that this lawsuit will have a material adverse impact on the Company's business.

     The Company is a party to several lawsuits arising in the ordinary course of its business, including three other lawsuits alleging patent infringement by the Company, and the Company is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns in Tax Court. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. The Company currently has certain product liability claims pending for which provision has been made in the Company's financial statements. Management believes that resolution of these claims will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not experienced any significant losses due to product liability claims and management believes that the Company currently maintains adequate liability insurance coverage.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      A special meeting of the shareholders of the Company was held on January 5, 1998 for the purpose of approving the Transaction Agreement. A total of 19,518,595 shares of the Company's Common Stock were entitled to vote at the meeting; 14,897,892 shares of common stock were voted in favor of approval of the Transaction Agreement and no shares of common stock were voted against approval.


                              PART II


Item 5.  Market for Registrant's Common Equity and Related
-------  -------------------------------------------------
         Stockholder Matters
         -------------------

      The Company's common stock ("Common Stock") traded on The Nasdaq Stock Market under the symbol: KNCI until November 19, 1997, which was the date on which the Company delisted its common stock. The range of the high and low bid prices of the Common Stock for each of the quarters during the 1997 and 1996 fiscal years is presented below, through the last date that the Company's common stock was traded on a national exchange.


MARKET PRICES OF COMMON STOCK

                         1997                       1996
                 ----------------------   -----------------------
                   High         Low          High          Low
First Quarter    $15.750      $11.375       $13.875      $10.438
Second Quarter    18.375       13.500        17.375       13.125
Third Quarter     19.938       16.875        16.063       13.500
Fourth Quarter    19.500       18.125        15.000       11.875


      The Company's Board of Directors declared quarterly cash dividends on the Common Stock in 1997 and 1996. The cash dividends totaled $0.1125 and $0.15 per common share in each of 1997 and 1996, respectively. The Company's credit agreements contain certain covenants which currently restrict the Company's ability to declare and pay cash dividends.

      As of March 1, 1998, there were 4 holders of record of the Company's Common Stock. There is currently no established public trading market for the Company's Common Stock.

Item 6.  Selected Financial Data
-------  -----------------------

                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                  SELECTED CONSOLIDATED FINANCIAL DATA
                 (in thousands, except per share data)

                                       Year Ended December 31,
                              1997      1996      1995     1994     1993
                            --------  --------  -------  -------- -------
Consolidated Statements of
  Earnings Data:
Revenue:
  Rental and service......  $247,890  $225,450  $206,653 $228,832 $232,250
  Sales and other.........    59,026    44,431    36,790   40,814   36,622
                             -------   -------   -------  -------  -------
    Total revenue.........   306,916   269,881   243,443  269,646  268,872
                             -------   -------   -------  -------  -------
Rental expenses...........   156,179   146,205   137,420  159,235  169,687
Cost of goods sold........    23,673    16,315    13,729   19,388   18,666
                             -------   -------   -------  -------  -------
    Gross profit..........   127,064   107,361    92,294   91,023   80,519
Selling, general and
  administrative expenses.    62,654    52,007    48,502   51,813   53,279
Unusual items (1).........        --        --        --  (84,868)   6,705
Recapitalization expense (2)  34,361        --        --       --       --
                             -------   -------   -------  -------  -------
    Operating earnings....    30,049    55,354    43,792  124,078   20,535
Interest income...........     2,263     9,332     5,063    1,318    2,911
Interest expense..........   (10,173)     (245)     (509)  (5,846)  (8,819)
Foreign currency loss.....    (1,106)       --        --       --       --
                              ------    ------    ------  -------   ------
    Earnings before income
      taxes, minority
      interest, extraord-
      inary item and
      cumulative effect of
      changes in account-
      ing principles......    21,033    64,441    48,346  119,550  14,627
Income taxes..............     8,403    25,454    19,905   55,949   7,175
                              ------    ------    ------  -------  ------
    Earnings before minority
      interest, extraordinary
      item and cumulative
      effects of changes in
      accounting principles   12,630    38,987    28,441   63,601   7,452
Minority interest in
  subsidiary loss (gain)..       (25)       --        --       40     560
Extraordinary item - debt
  extinguishment, net.....        --        --        --       --    (400)
Cumulative effect of change
  in accounting for
  inventory (3)...........        --        --        --      742      --
Cumulative effect of change
  in accounting for income
  taxes (4)...............        --        --        --       --     450
                             -------   -------   -------   ------  ------

    Net earnings..........  $ 12,605  $ 38,987  $ 28,441 $ 64,383 $ 8,062
                             =======   =======   =======  =======  ======
    Earnings per common
      share (5)...........  $   0.33  $   0.89  $   0.64 $   1.47 $  0.18
                             =======   =======   =======  =======  ======
    Earnings per common
      share -- assuming
      dilution (5)........  $   0.32  $   0.86  $   0.63 $   1.46 $  0.18
                             =======   =======   =======  =======  ======

Average common shares:
  Basic (weighted average
    common shares)........    38,591    43,958    44,163   43,913  44,249
                             =======   =======   =======  =======  ======

  Diluted (weighted average
    out-standing shares)..    39,910    45,489    45,457   44,143  44,627
                             =======   =======   =======  =======  ======

Cash flow provided by
  operations..............  $  9,336  $ 62,167  $ 56,782 $ 96,451 $56,538
                             =======   =======   =======  =======  ======

Cash dividends paid to
  common shareholders.....  $  6,388  $  6,607  $  6,631 $  6,588 $ 6,638
                             =======   =======   =======  =======  ======

Cash dividends per share
  paid to common share-
  holders.................  $    .11  $    .15  $    .15 $    .15 $   .15
                             =======   =======   =======  =======  ======

Consolidated Balance Sheet
Data:
  Working capital.........  $ 96,365  $107,334  $109,413 $ 90,731 $ 60,907
  Total assets............  $351,151  $253,393  $243,726 $232,731 $284,573
  Long-term obligations --
    noncurrent (6)........  $530,213  $    --   $     -- $  2,755 $101,889
  Minority interest.......  $     --  $    --   $     -- $     -- $     40
  Other shareholders'
    equity (2)............ $(275,698) $211,078  $210,324 $185,423 $125,707


(1) Includes $81.6 million gain, net of legal expense, from the settlement of a patent infringement lawsuit. In addition, a $10.1 million pre-tax gain from the sale of the Company's Medical Services Division was recognized. The Company also recorded certain other unusual items related to planned dispositions of under-utilized rental assets and over-stocked inventories of $6.8 million.

(2) See Note 2 of Notes to Consolidated Financial Statements for information on the Company's recapitalization .

(3) On January 1, 1994, the Company changed its method of applying overhead to inventory. Historically, a single labor overhead rate and a single materials overhead rate were used in valuing ending inventory. Labor overhead was applied as labor was incurred while materials overhead was applied at the time of shipping. This change resulted in a cumulative earnings effect of $742,000.

(4)  The   Company  adopted  Statement  of  Financial  Accounting
     Standards No. 109 "Accounting for Income Taxes" as of January 1, 1993 resulting in a cumulative earnings effect of $450,000.

(5) See Note 11 of Notes to Consolidated Financial Statements for information concerning the Company's reconciliation from basic to diluted average common shares and the calculations of net income per common share.

(6) See Notes 5 and 6 of Notes to Consolidated Financial Statements for information concerning the Company's borrowing arrangements and lease obligations.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations
         -------------------------

     General

     The ongoing health care debate continues to create pressure on health care providers to control costs, provide cost effective therapies and improve patient outcomes. Industry trends resulting from these pressures include the accelerating migration of patients from acute care facilities into extended care (e.g., skilled nursing facilities and rehabilitation centers) and home care settings, and the consolidation of health care providers and national and regional group purchasing organizations. In August 1997, in an effort to reduce the federal deficit and lower overall federal healthcare expenditures, Congress passed the Balanced Budget Act, (the "BBA"). The BBA contains a number of provisions which will impact the federal reimbursement of health care costs and reduce projected payments under the Medicare system by $115 billion over the next five years. The majority of the savings are scheduled for the fourth and fifth years of this plan. The provisions include: (i) a reduction exceeding $30 billion in the level of payments made to acute care hospitals under Medicare Part A over the next five years (which will be funded primarily through a reduction in future consumer price index increases); (ii) a change, beginning July 1, 1998, in the manner in which skilled nursing facilities ("SNFs") are reimbursed from a cost based system to a prospective payment system whereby SNFs will receive an all inclusive, case-mix adjusted per diem payment for each of their Medicare patients; and (iii) a five-year freeze on consumer price index updates for Medicare Part B services in the home and the implementation of competitive bidding trials for five categories of home care products.

     Less than 10% of the Company's revenues are received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced by the BBA will have a substantial impact on its hospital customers or the dealers who distribute the Company's products in the home health care market. However, changes introduced by the BBA may have an impact on the manner in which the Company's extended care customers make purchasing and rental decisions. Under a fixed payment system, decisions on selecting the products and services used in patient care are generally based on clinical and cost-effectiveness.

    Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's overall average daily rental rates on its individual products. These industry trends, together with the increasing migration of patients from acute care to extended and home care settings, have had the effect of reducing overall acute care market growth.

     Expansion of the Company's national distribution network has allowed KCI to leverage a relatively fixed field cost structure across a broad range of patients and care settings which has resulted in improved operating margins. In addition, increasing demand for the Company's products in the extended and home care settings has increased utilization of certain of the Company's products which were originally developed for acute care settings. Because of cost pressures within the health care industry, patients are leaving the acute care setting sooner, thereby increasing the demand for the Company's products in the extended and home care settings.

     Generally, the Company's customers prefer to rent rather than purchase the Company's products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlays associated with purchasing such products, as well as to receive the Company's high-quality clinical support. As a result, rental revenues are a high percentage of the Company's overall revenues. More recently, sales have increased as a portion of the Company's revenues. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medical devices, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase therapeutic surfaces more often than U.S. health care providers.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):


                                    Year Ended December 31,
                                 ---------------------------
                                    Revenue       Increase
                                  Relationship    (Decrease)
                                 -------------   -----------
                                  1997  1996      $      Pct
                                  ----  ----     ----   ----
Revenue:
  Rental and service.........      81%   84%  $ 22,440    10%
  Sales and other............      19    16     14,595    33
                                  ---   ---    -------
                                  100%  100%    37,035    14
Rental expenses..............      51    54      9,974     7
Cost of goods sold...........       8     6      7,358    45
                                  ---   ---    -------
    Gross profit.............      41    40     19,703    18

Selling, general and
administrative expenses......      20    19     10,647    20
Recapitalization costs.......      11    --     34,361   N/A
                                  ---   ---    -------
    Operating earnings.......      10    21    (25,305)  (46)

Interest income..............      --     3     (7,069)  (76)
Interest expense.............      (3)   --     (9,928)  N/A
Foreign currency loss........      --    --     (1,106)  N/A
                                  ---   ---    -------
    Earnings before income
      taxes and minority
      interest...............       7    24    (43,408)  (67)
Income taxes.................       3    10     17,051    67
Minority interest............      --    --        (25)  N/A
                                  ---   ---    -------
    Net earnings.............       4%   14%  $(26,382)  (68)%
                                  ===   ===    =======

      The Company's revenue is derived from three primary markets. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these markets ($ in millions):

                                     Year Ended December 31,
                                     -----------------------
                                        1997         1996
                                      --------     --------
     Domestic specialty surfaces....   $198.7       $181.3
     International surfaces.........     66.7         67.6
     Medical devices................     39.2         20.4
     Other..........................      2.3          0.6
                                        -----        ------
                   Total revenue       $306.9       $269.9
                                        =====        =====

Total Revenue: Total revenue in 1997 was $306.9 million, an increase of $37.0 million, or 13.7%, from $269.9 million in 1996. This increase was primarily attributable to growth in both the Company's domestic specialty surface and medical devices businesses. Domestic specialty surface revenue includes revenue from acute and extended care facilities as well as revenue from the home care setting. Revenue from the Company's domestic specialty surface business was $198.7 million, up $17.4 million, or 9.6%, from $181.3 million in the prior year due to therapy day growth in each of the wound care, pulmonary and bariatric markets combined with an overall increase in the average daily rental price of its products. Revenue from the Company's international surface business was $66.7 million compared to $67.6 million in the prior year, despite adverse foreign currency exchange fluctuations of approximately $6.4 million. Revenue from the Company's medical devices business of $39.2 million increased $18.8 million, or 92.2%, up from $20.4 million in the prior year, due substantially to growth in V.A.C. rentals in the United States.

Rental Expenses: Rental expenses consist largely of field personnel costs, depreciation of the Company's rental equipment and related facility costs. Rental expenses for 1997 totaled $156.2 million, an increase of $10.0 million, or 6.8%, from $146.2 million in the prior year. The addition of extended care sales representatives, new marketing programs and product costs associated with new and acquired therapies and technologies accounted for the majority of this increase. As a percentage of total revenue, 1997 rental expenses were 50.9%, down from 54.2% in the prior period. This decrease is primarily attributable to the increase in rental revenue, as the majority of the Company's rental or field expenses are relatively fixed.

Gross Profit: Gross profit in 1997 was $127.1 million, an increase of $19.7 million, or 18.4%, from $107.4 million in the year-ago period due substantially to higher revenue, combined with relatively fixed field expenses and improved sales volumes. Gross profit margin for 1997, as a percentage of total revenue, was 41.4%, up from 39.8% for the prior year. Rental margins improved to 37.0%, up 1.9 percentage points from 1996, while sales margins declined to 59.9%, from 63.3%, as the product mix shifted toward lower-margin overlays, particularly in the international home care setting.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses for 1997 were $62.7 million, an increase of $10.6 million, or 20.5%, from 1996. Key investments in marketing programs and information systems as well as higher legal and professional fees and provisions for uncollectible accounts receivable made up the majority of this increase. As a percentage of total revenue, SG&A expenses in 1997 were 20.4%, up slightly from 19.3% in the year-ago period.

Recapitalization: During 1997, the Company recognized $34.4 million in fees and expenses resulting from the transactions associated with the Transaction Agreement (the "Recapitalization"). Recapitalization expenses consisted of compensation expense associated with employee stock option exercises and other incentives, commitment fees on unused credit facilities, legal and professional fees and other miscellaneous costs and expenses.

Operating Earnings: Operating earnings for 1997 were $30.0 million, a decrease of $25.3 million, or 45.7%, from 1996, due substantially to Recapitalization expenses of $34.4 million in 1997. Excluding the Recapitalization expenses, operating earnings for 1997 were $64.4 million, an increase of $9.1 million, or 16.4%, from $55.4 million in 1996. As a percentage of total revenue, the Company's operating margin, excluding the recapitalization expenses, improved to 21.0%, up from 20.5% in 1996.

Interest  Income:   Interest income earned during  1997  was  $2.3
million, a $7.1 million decrease from 1996. The prior year interest income included $5.2 million of non-recurring interest income from the early repayment of all remaining notes receivables from the 1994 disposition of the Medical Services Division. The remainder of the variance is due to lower invested cash balances in 1997 as the Company funded five acquisitions during the year from existing cash reserves.

Interest  Expense:   Interest  expense  for  the  year  was  $10.2
million, an increase of $9.9 million from 1996. The majority of this increase was due to interest accrued on approximately $535.0 million of debt outstanding after completion of the Recapitalization.

Income Taxes: The Company's effective income tax rate for 1997 was 40.0% compared to 39.5% in 1996.

Net Earnings: Net earnings for 1997 were $12.6 million, or $0.32 per share, compared to 1996 net earnings of $39.0 million, or $0.86 per share. Excluding non-recurring items, net earnings for 1997 would have been $39.2 million, or $0.98 per share, compared to 1996 net earnings of $35.9 million, an increase of $3.3 million, or 9.2%. Higher revenue combined with controlled spending accounted for the earnings improvement.


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
---------------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):

                                    Year Ended December 31,
                                 ---------------------------
                                    Revenue       Increase
                                  Relationship    (Decrease)
                                 -------------   -----------
                                  1996   1995      $     Pct
                                 ------ ------   ----- -----
Revenue:
  Rental and service...........    84%   85%   $18,797     9%
  Sales and other..............    16    15      7,641    21
                                  100%  100%    26,438    11
Rental expenses................    54    56      8,785     6
Cost of goods sold.............     6     6      2,586    19
                                  ---   ---     ------

    Gross profit...............    40    38     15,067    16

Selling, general and
  administrative expenses......    19    20      3,505     7
                                  ---   ---     ------

    Operating earnings.........    21    18     11,562    26

Interest income................     3     2      4,269    84
Interest expense...............    --    --        264    52
                                  ---   ---     ------
    Earnings before income
      taxes....................    24    20     16,095    33
Income taxes...................    10     8      5,549    28
                                  ---   ---     ------
    Net earnings...............    14%   12%   $10,546    37%
                                  ===   ===     ======

      The Company's revenue is derived from three primary markets. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these markets ($ in millions):

                                     Year Ended December 31,
                                     -----------------------
                                        1996        1995
                                      -------     -------
     Domestic specialty surfaces....   $181.3      $163.0
     International surfaces.........     67.6        60.7
     Medical devices................     20.4        17.1
     Other..........................      0.6         2.6
                                        -----       -----
                   Total revenue....   $269.9      $243.4
                                        =====       =====

Total Revenue: Total revenue in 1996 was $269.9 million, an increase of $26.4 million or 10.9% from 1995. This increase was primarily attributable to growth in the Company's domestic specialty support surface business combined with international expansion and penetration. Domestic support surface revenue includes revenue from acute and extended care facilities as well as revenue from the home care segment. Revenue from domestic surfaces increased $18.3 million to $181.3 million in 1996, an increase of 11.2% compared to the prior year. The domestic revenue increase was due in large part to the continued success of KCI's TriaDyne
TM, the Company's leading Kinetic Therapy product, combined with growth in extended care patient days and the addition of various new national accounts. Revenue from the Company's international specialty surface business increased $6.9 million, or 11.4%, to $67.6 million in 1996, despite adverse foreign currency exchange fluctuations of approximately $2 million. Strong sales in mattress overlay products accounted for more than half of this increase. Revenue growth in the German home care market and further penetration in various emerging markets, e.g., Switzerland and Australia, also contributed to international revenue growth.Revenue from the Company's two primary medical devices, PlexiPulse TM and The V.A.C. TM, was $20.4 million, an increase of $3.3 million, or 19.3%, from 1995. This increase was substantially due to the intro-duction of The V.A.C. TM in the United States as well as growth in V.A.C. revenue overseas.

      In November 1996, the Company announced that it had been advised by Premier Purchasing Partners, L.P., that its bid to be the primary supplier for the newly combined group had been awarded to another vendor. Premier is a new voluntary group purchasing organization which was formed as a result of the merger of three separate group purchasing organizations. Revenue from hospitals within Premier for 1996 accounted for approximately 10% of the Company's total revenue. Because facilities within Premier are not committed to do business with the group's primary vendor, it is difficult to predict the ultimate effect of the new agreement on revenue and operating profits. For 1997, a substantial portion of the revenue from the Premier group was retained.

Rental Expenses: Rental expenses consist largely of field personnel costs, depreciation of the Company's rental equipment and related facility costs. Rental expenses for 1996 totaled $146.2 million, an increase of $8.8 million, or 6.4%, from the prior year. The addition of extended care sales representatives and international market expansion accounted for a majority of the increase. As a percentage of total revenue, 1996 rental expenses were 54.2%, down from 56.4% in the prior period. This decrease is due primarily to the 1996 revenue increase because most of the Company's rental or field expenses are relatively fixed in nature.

Gross Profit: Gross profit in 1996 was $107.4 million, an increase of $15.1 million, or 16.3%, from the year-ago period due substantially to higher revenue, as discussed previously, combined with relatively fixed field expenses. Gross profit margin for 1996, as a percentage of total revenue, was 39.8%, up from 37.9% for the prior year. Rental margins improved to 35.1%, up 1.6 percentage points from 1995, while sales margins improved slightly to 63.3%, from 62.7%, as the product mix continued to shift toward higher margin overlays and disposable products.

Selling, General and Administrative Expenses: SG&A expenses for 1996 were $52.0 million, an increase of $3.5 million, or 7.2%, from 1995. Total SG&A expenses for the prior year also included a $2.9 million non-recurring loss from the sale of the Financial Services Division in June 1995. Costs associated with international market expansion, improved information systems and marketing, legal and professional activities accounted for a substantial part of this increase. As a percentage of total revenue, SG&A expenses in 1996 were 19.3%, down slightly from 19.9% in the year-ago period.

Operating Earnings: Operating earnings for 1996 were $55.4 million, an increase of $11.6 million, or 26.4%, from 1995. The increase was due primarily to the growth in revenue combined with the implementation of various initiatives undertaken to improve efficiencies, e.g., new information systems. As a percentage of total revenue, the Company's operating margin improved to 20.5%, up more than two percent from 1995.

Net Interest Income: Net interest income for 1996 was $9.1 million, which included $5.2 million from the early repayment of all remaining notes receivable from the 1994 disposition of the Medical Services Division. The notes had an aggregate face value of $10 million and had been discounted to a carrying value of $3.2 million, excluding accrued interest. The notes were retired for approximately $9 million.

Income Taxes: The Company's effective income tax rate for 1996 was 39.5% compared to 41.2% in 1995. This decrease was primarily the result of implementing various tax planning initiatives both domestically and overseas.

Net Earnings: Net earnings for 1996 were $39.0 million, or $0.86 per share, compared to 1995 net earnings of $28.4 million, or $0.63 per share. Higher revenue and controlled spending, combined with the one-time increase in interest income and a lower overall tax rate accounted for the 37% earnings improvement. Average common and common equivalent shares outstanding were substantially unchanged year-to-year.

Financial Condition

      Accounts receivable at December 31, 1997 were $81.2 million, an increase of $23.0 million, or 39.5%, from the prior year end. Approximately $5.4 million of this increase was due to receivables associated with purchase transactions during the year. In addition, VAC rentals and sales which will be paid through the Medicare and other third party programs increased receivables by $3.8 million as the Company continued its work towards establishment of a Medicare VAC Reimbursement Code. The remainder of this increase was due primarily to (i) revenue growth in extended care and home care markets which tend to have customers and payors who historically have paid over a longer cycle than acute care customers and (ii) growth in international receivables.

      Inventories at December 31, 1997 increased $1.5 million, or 7.5%, to $21.6 million from the end of 1996, due primarily to the Ethos Medical Group, Ltd. and the RIK Medical L.L.C. acquisitions.

      Prepaid expenses and other current assets at December 31, 1997 were $18.4 million, an increase of $11.6 million, or 169%, compared to the prior year. The majority of this increase was due to: (i) a current tax receivable of $6.2 million related to the refund of all 1997 Federal tax payments made and (ii) $3.0 million of assets to be sold to Dr. James Leininger in 1998.

      Net  property plant and equipment at December 31,  1997  was
$75.4 million, an increase of $10.2 million, or 15.7%, from the prior year due, in part, to business acquisitions made during the year. Net capital expenditures in 1997 were $27.9 million and related primarily to new product additions to the Company's fleet of rental frames and surfaces.

      Goodwill associated with the excess purchase price of acquisitions over net tangible and intangible assets acquired increased $32.4 million, or 239%, from December 31, 1996 due to the five acquisitions completed during 1997. The goodwill associated with these acquisitions is being amortized over periods ranging from 15 to 25 years. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the Company's acquisition activities.

       During 1997, KCI recorded loan issuance costs of $17.7 million associated with the Company's recapitalization. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this item.

      Accounts payable and accrued expenses were $40.4 million and $41.3 million, respectively, at December 31, 1997 compared to $4.0 million and $29.8 million, respectively, at the end of 1996. The increased liabilities relate primarily to payments to be made for shares of common stock not previously tendered as well as unpaid costs and expenses associated with the Recapitalization.

      Deferred income taxes at December 31, 1997 were $10.0 million, an increase of $4.9 million from year-end 1996. The increase from the prior year is primarily due to accelerated tax depreciation on the TriaDyne TM fleet, as well as depreciation on assets subject to leveraged leases.

Income Taxes

      The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      At the end of 1997, the net impact of these timing issues resulted in a net deferred tax liability comprised of deferred tax liabilities totaling $23.6 million offset by deferred tax assets totaling $13.5 million.

Legal Proceedings

      A description of the Company's legal proceedings is set forth under the caption "Item 3. Legal Proceedings".

Liquidity and Capital Resources

     At December 31, 1997, the Company had current assets of $183.0 million and current liabilities of $86.6 million resulting in a working capital surplus of $96.4 million, compared to a surplus of $107.3 million at December 31, 1996.

      In 1997, the Company made net capital expenditures of $27.9 million. The 1997 capital expenditures primarily relate to the Company's TriaDyne TM, TriCell TM and FluidAir TM products, various mattress overlay products and the design and development of new information systems. The Company's current budget for capital expenditures for 1998, other than acquisition expenditures, is $30.5 million and consists primarily of rental product additions. Other than commitments for new product inventory, including disposable "for sale" products, of $11.4 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances dictate.

      The Company's principal sources of liquidity are expected to be cash flow from operating activities and borrowings under the Senior Credit Facilities. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to the Company's rental products, provide needed working capital, meet debt service requirements and finance the Company's strategic plans.

      The Senior Credit Facilities total $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, "the Term Loans"). The Term Loans were fully drawn to finance a portion of the Tender Offer. The Acquisition Facility was partially drawn to, in effect, finance the RIK Medical acquisition. The Acquisition Facility provides the Company with financing to pursue strategic acquisition opportunities. The Acquisition Facility will remain available to the Company for a period of three years at which time will begin to amortize over the remaining three years of the facility. The Company has utilized and will utilize borrowings under the Revolving Facility to help effect the Tender Offer, pay related fees and expenses, fund capital expenditures and meet working capital needs.

     The Term Loans are payable in equal quarterly installments (1) subject to an amortization schedule as follows:

       Year                                  Amount
       ----                                ------------
       1998............................    $ 4,800,000
       1999............................    $ 8,800,000
       2000............................    $16,800,000
       2001............................    $31,800,000
       2002............................    $31,800,000
       2003............................    $36,800,000
       2004............................    $85,500,000
       2005............................    $83,700,000

(1) The first three quarterly principal installments for 2004 shall be $450,000 with the final installment for that year equal to $84,150,000. For 2005, the first three installments shall be equal to $225,000 and the final installment shall be equal to $83,025,000.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flows by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At December 31, 1997, the Revolving Credit Facility and Acquisition Facility had balances of $24.5 million and $10 million, respectively. Correspondingly, the aggregate availability under these two facilities was $65.5 million.

     Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. Subsequent to December 31, 1997, the Company entered into a swap transaction whereby the interest rate on $150,000,000 of the term loans is fixed at 5.7575% through January 8, 2001.

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries.

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at December 31, 1997.

      The Senior Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, failure of any guaranty, security document security interest or subordination provision supporting the Bank Credit Agreement to be in full force and effect and change of control of the Company.

      As part of the Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998, to the persons who are registered Holders at the close of business on April 15 and October 15, respectively, immediately preceding the applicable interest payment date. Interest on the Notes accrues from and including the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance.

      The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

     Year                                   Percentage
     ----                                   ----------
     2000..................................  104.813%
     2001..................................  103.208%
     2002..................................  101.604%
     2005 and thereafter...................  100.000%


     At any time, or from time to time, the Company may acquire a portion of the Notes through open-market purchases. Also, on or prior to November 1, 2000, the Company may, at its option, on one or more occasions use all or a portion of the net cash proceeds of one or more Equity Offerings (as defined) to redeem the Notes issued under the Indenture at a redemption price equal to 109.625% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Company shall make such redemption not more than 120 days after the consummation of any such Equity Offering. As used in this paragraph, "Equity Offering" means any offering of Qualified Capital Stock of the Company.

     As of December 31, 1997 the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

     During 1997, the Company generated $10.7 million in cash from operating activities compared to $62.2 million in the prior year, a decrease of $51.5 million. The decrease in operating cash flows resulted substantially from $34.4 million in fees and expenses associated with the Recapitalization, as well as an increase in accounts receivable as discussed previously. Excluding the effects of the Recapitalization, operating cash flows for 1997 would have been $37.3 million. Investment activities for 1997 used $68.1 million, including net capital expenditures of $27.9 million and $41.2 million used to fund the five business acquisitions completed during 1997. Financing activities for 1997 provided $61.9 million consisting primarily of proceeds from common stock issuance and borrowings of notes payable and long-term obligations, partially offset by recapitalization costs to purchase treasury stock, finance stock option exercises and pay dividends. In 1997, the Company repurchased and retired approximately 258,000 shares of common stock under a program which authorized the Company to pur-chase up to 3 million shares.

     At December 31, 1997, cash and cash equivalents totaling $61.81 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its lines of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 1998.

Impact of Year 2000

      The Year 2000 issue results from computer programs being written using two digits rather than four digits to define the date field. Certain of the Company's existing computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

      Based on a recent assessment, the Company determined that it would need to modify or replace key portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that through its conversion to the Oracle applications platform and with modifications to other existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made properly or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

      The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost, and estimates to complete, include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

      The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by no later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $6.5 million and is being funded through operating cash flows. Also, $5.5 million of this total will be used to purchase new software that will be capitalized and the remaining $1.0 million will be expensed as incurred. To date, the Company has incurred approximately $5.4 million ($900,000 expensed and $4.5 million capitalized for new software), related to the assessment of the Year 2000 issue, development of a modification plan, preliminary software modifications and purchase of new software, where necessary.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.


Item 8.  Financial Statements and Supplementary Data
-------  --------------------------------------------

              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          (in thousands)


                                                 December 31,
                                             --------------------
                                                1997       1996
                                             ---------  ---------
     ASSETS

     Current assets:
       Cash and cash equivalents............  $ 61,754  $ 59,045
       Accounts receivable, net.............    81,238    58,241
       Inventories..........................    21,553    20,042
       Prepaid expenses and other...........    18,446     6,860
                                               -------   -------
               Total current assets.........   182,991   144,188
                                               -------   -------

     Net property, plant and equipment......    75,434    65,224
     Goodwill, less accumulated amortization
       of $13,989 in 1997 and $12,021 in 1996   45,899    13,541
     Loan issuance cost, less accumulated
       amortization of $382 in 1997.........    17,346        --
     Other assets, less accumulated
       amortization of $3,100 in 1997 and
       $5,614 in 1996.......................    29,481    30,440
                                               -------   -------
                                              $351,151  $253,393
                                               =======   =======

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable.....................  $ 40,353  $  3,974
       Accrued expenses.....................    41,334    29,792
       Current installments of long-term
         obligations........................     4,800        --
       Current installments of capital lease
         obligations........................       139       118
       Income tax payable...................        --     2,970
                                               -------   -------
               Total current liabilities....    86,626    36,854
                                               =======   =======

     Long-term obligations, excluding
     current installments...................   529,901        --
     Capital lease obligations, excluding
     current installments...................       312       396
     Deferred income taxes, net.............    10,010     5,065
                                               -------   -------
                                               626,849    42,315
                                               -------   -------

     Commitments and contingencies (Note 12)

     Shareholders' (deficit) equity:
     Common stock; issued and outstanding
       17,471 in 1997 and 42,355 in 1996....        17        42
     Retained (deficit) earnings............  (273,231)  210,816
     Cumulative foreign currency translation
       adjustment...........................    (2,484)      555
     Notes receivable from officers.........        --      (335)
                                               -------   -------
                                              (275,698)  211,078
                                               -------   -------

                                              $351,151  $253,393
                                               =======   =======

See accompanying notes to consolidated financial statements.


              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Earnings
               (in thousands, except per share data)


                                          Year Ended December 31,
                                       ----------------------------
                                         1997      1996      1995
                                       --------  --------  --------
Revenue:
  Rental and service................   $247,890  $225,450  $206,653
  Sales and other...................     59,026    44,431    36,790
                                        -------   -------   -------
         Total revenue..............    306,916   269,881   243,443
                                        -------   -------   -------
Rental expenses.....................    156,179   146,205   137,420
Cost of goods sold..................     23,673    16,315    13,729
                                        -------   -------   -------
                                        179,852   162,520   151,149
                                        -------   -------   -------
         Gross profit...............    127,064   107,361    92,294
Selling, general and administrative
  expenses..........................     62,654    52,007    48,502
Recapitalization expenses...........     34,361        --        --
                                        -------   -------   -------
         Operating earnings.........     30,049    55,354    43,792
Interest income.....................      2,263     9,332     5,063
Interest expense....................    (10,173)     (245)     (509)
Foreign currency loss...............     (1,106)       --        --
                                        -------   -------   -------
         Earnings before income
           taxes and minority
           interest.................     21,033    64,441    48,346
Income taxes........................      8,403    25,454    19,905
                                        -------   -------   -------
         Earnings before minority
           interest.................     12,630    38,987    28,441
Minority interest in subsidiary gain        (25)       --        --
                                        -------    ------    ------
         Net earnings...............   $ 12,605   $38,987   $28,441
                                        =======    ======    ======

Earnings per common share...........   $   0.33   $  0.89   $  0.64
                                        =======    ======    ======

Earnings per common share - assuming
  dilution..........................   $   0.32   $  0.86   $  0.63
                                        =======    ======    ======

Average common shares:
         Basic (weighted average
           outstanding shares)........   38,591    43,958    44,163
                                        =======    ======    ======
         Diluted (weighted average
           outstanding shares)           39,910    45,489    45,457
                                        =======    ======    ======

See accompanying notes to consolidated financial statements.



               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                           (in thousands)

                                            Year Ended December 31,
                                          ---------------------------
                                            1997      1996      1995
                                          --------  --------  --------
Cash flows from operating activities:
Net earnings...........................   $ 12,605  $ 38,987  $ 28,441
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation.........................     21,091    20,301    20,882
  Amortization.........................      2,989     1,493     1,878
  Provision for uncollectible accounts
    receivable.........................      5,888     2,457     1,883
  Loss on KCIFS and Medical Services
    dispositions.......................         --        --     2,933
  Gain on early repayment of notes
    receivable.........................         --    (5,180)       --
  Change in assets and liabilities net of
    effects from purchase of subsidiaries
    and unusual items:
    Increase in accounts receivable, net   (24,920)   (4,626)   (2,695)
    Decrease in notes receivable.......         --     3,187     6,014
    Increase in inventories............        (13)   (1,034)     (998)
    Increase in prepaid expenses and
      other............................    (11,199)   (1,927)     (593)
    Increase (decrease) in accounts
      payable..........................        392     1,525      (895)
    Increase (decrease) in accrued
      expenses.........................      1,896     3,349      (520)
    Decrease in income taxes payable...     (2,970)   (1,056)   (3,999)
    Increase in deferred income taxes,
      net..............................      4,945     4,691     4,451
                                            ------    ------    ------
          Net cash provided by operating
            activities.................     10,704    62,167    56,782
                                            ------    ------    ------
Cash flows from investing activities:
  Additions to property, plant and
    equipment..........................    (27,672)  (27,783)  (36,104)
  Decrease (increase) in inventory to
    be converted into equipment for
    short-term rental..................     (2,850)      700    (1,000)
  Dispositions of property, plant and
    equipment..........................      2,620     5,400     3,231
  Proceeds from sale of KCIFS and
    Medical services divisions.........         --        --     7,182
  Excess principal repayment on
    discounted notes receivable........         --     5,180        --
  Business acquired in purchase
    transactions, net of cash acquired.    (41,153)   (1,146)       --
  Decrease in finance lease receivables,
    net................................         --        --       339
  Note paid (received) from principal
    shareholder........................         --    10,000   (10,000)
  Decrease (increase) in other assets..        939    (9,960)   (6,531)
                                            ------    ------    ------
          Net cash used by investing
            activities.................    (68,116)  (17,609)  (42,883)
                                            ------    ------    ------
Cash flows from financing activities:
  Borrowing (repayment) of notes payable
and long-term obligations..............    534,701        --      (800)
  Borrowing (repayment)of capital lease
    obligations........................       (333)      457       (64)
  Loan issuance costs..................    (17,734)       --        --
  Proceeds from the exercise of stock
    options............................      3,668     4,264      4,919
  Purchase and retirement of treasury
    stock..............................     (3,827)  (35,241)    (2,849)
  Cash dividends paid to shareholders..     (6,388)   (6,607)    (6,631)
  Recapitalization costs-purchase of
    treasury stock.....................   (631,606)       --         --
  Recapitalization costs-proceeds from
    common stock issuance..............    150,184        --         --
  Recapitalization costs-fees and
     expenses..........................     (8,626)       --         --
  Recapitalization costs-amounts not
    yet paid...........................     41,652        --         --
  Other................................        253      (150)      (185)
                                           -------    ------     ------
          Net cash provided (used) by
            financing activities.......     61,944   (37,277)    (5,610)
                                           -------    ------     ------
Effect of exchange rate changes on cash
  and cash equivalents.................     (1,823)     (635)       869
                                           -------    ------     ------
Net increase in cash and cash
  equivalents..........................      2,709     6,646      9,158
Cash and cash equivalents, beginning of
  year.................................     59,045    52,399     43,241
                                           -------    ------     ------
Cash and cash equivalents, end of year.   $ 61,754   $59,045    $52,399
                                           =======    ======     ======

   See accompanying notes to consolidated financial statements.


                     KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' (Deficit) Equity
                       Three Years Ended December 31, 1997
                      (in thousands, except per share data)

                                                                     Notes
                                                                     Receivable
                                                                     from
                                               Cumulative            Officers  Total
                           Addi-               Foreign               for       Share-
                           tional    Retained  Currency              Exercise  holders'
                    Common Paid-In   Earnings  Translation Treasury  of Stock  Equity
                    Stock  Capital   (Deficit) Adjustment  Stock     Options   (Deficit)
                    -----  -------   --------- ----------  --------  -------   ---------

Balances at
 December 31,1994.  $  44  $10,053   $175,480  $  (154)   $   --    $    --   $185,423
Net earnings......     --      --      28,441       --        --         --     28,441
Exercise of stock
 options..........     --    4,024       --         --        --       (185)     3,839
Tax benefit real-
 ized from stock
 option plan......     --      895       --         --        --         --        895
Treasury stock
 purchased........     --      --        --         --     (2,849)       --     (2,849)
Treasury stock
 retired..........     --   (2,849)      --         --      2,849        --         --
Cash dividends on
 common stock--
 $0.15 per share..     --      --      (6,631)      --        --         --     (6,631)
Foreign currency
 translation
 adjustment.......     --      --        --      1,206        --         --      1,206
                    -------------------------------------------------------------------
Balances at
 December 31, 1995     44   12,123    197,290    1,052        --       (185)   210,324
                    -------------------------------------------------------------------
Net earnings......     --      --      38,987      --         --         --     38,987
Exercise of stock
 options..........     --    2,098       --        --         --       (150)     1,948
Tax benefit
 realized from
 stock option
 plan.............     --    2,166       --        --         --         --      2,166
Treasury stock
 purchased........     --      --        --        --     (35,241)       --    (35,241)
Treasury stock
 retired..........     (2) (16,387)   (18,854)     --      35,241        --         (2)
Cash dividends on
 common stock--
 $0.15 per share..     --      --      (6,607)     --         --         --     (6,607)
Foreign currency
 translation
 adjustment.......     --      --        --      (497)        --         --       (497)

Balances at         --------------------------------------------------------------------
 December 31, 1996     42      --     210,816     555         --       (335)   211,078
Net earnings......     --      --      12,605      --         --         --     12,605
Exercise of stock
 options..........     --    2,019       --        --         --        335      2,354
Tax benefit
 realized from
 stock option
 plan.............     --    1,567       --        --         --         --      1,567
Treasury stock
 retired..........     --   15,330   (19,157)      --         --         --     (3,827)
Cash dividends on
 common stock--
 $0.11 per share..     --      --     (6,388)      --         --         --     (6,388)
Foreign currency
 translation
 adjustment.......     --      --        --    (3,039)        --         --     (3,039)
Purchase of
 treasury stock...    (32) (18,916) (612,658)      --         --         --   (631,606)
Proceeds from
 common stock
 issuance.........      7      --    150,177       --         --         --    150,184
Fees and expenses.     --      --     (8,626)      --         --         --     (8,626)
                    --------------------------------------------------------------------
Balances at
December 31, 1997   $  17 $    --  $(273,231)  $(2,484)   $   --    $    --  $(275,698)
                    ====================================================================

          See accompanying notes to consolidated financial statements.


              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements


NOTE 1.  Summary of Significant Accounting Policies
         ------------------------------------------

(a) Principles of Consolidation
    ----------------------------

     The consolidated financial statements include the accounts of Kinetic Concepts, Inc. ("KCI") and all subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 1997 presentation.

(b) Nature of Operations and Customer Concentration
    -----------------------------------------------

     The Company designs, manufactures, markets and distributes therapeutic products, primarily specialty hospital beds, mattress overlays and medical devices that treat and prevent the complications of immobility. The principal markets for the Company's products are domestic and international health care providers, predominantly hospitals and extended care facilities throughout the U.S. and Western Europe. Receivables from these customers are unsecured.

      The Company contracts with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 47% of the Company's revenue during 1997 was generated under national agreements with GPOs.

      The Company operates directly in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Sweden, Italy, Denmark and Ireland (see Note 13).

(c) Revenue Recognition
    -------------------

     Service and rental revenue are recognized as services are rendered. Sales and other revenue are recognized when products are shipped. Through June 15, 1995, the Company leased certain medical equipment under long-term lease agreements which were accounted for as direct financing leases. Unearned interest was amortized to income over the term of the lease using the interest method (See
Note 3).

(d) Cash and Cash Equivalents
    -------------------------

     The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

(e) Fair Value of Financial Instruments
    -----------------------------------

     The carrying amount reported in the balance sheet for cash, accounts receivable, long-term securities, accounts payable, and long-term obligations approximates its fair value. The company estimates the fair value of long-term obligations by discounting the future cash flows of the respective instrument, using the Company's incremental rate of borrowing for a similar instrument.

(f) Inventories
    -----------

     Inventories are stated at the lower of cost (first-in,  first-
out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental has been reclassified to property, plant and equipment.

(g) Property, Plant and Equipment
    -----------------------------

     Property, plant and equipment are stated at cost. Betterments which extend the useful life of the equipment are capitalized.

(h) Depreciation
    ------------

     Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (thirty to forty years for the buildings and between three and ten years for most of the Company's other property and equipment) of the assets.

(i) Goodwill
    --------

     Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over five to thirty-five years from the date of acquisition using the straight-line method.

      The carrying value of goodwill is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis, technological advantage or disadvantage, and the Company's strategic focus.

(j) Other Assets
    ------------

     Other assets consist principally of patents, trademarks, long-term investments, cash and investments restricted for use by the Company's captive insurance company and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

(k) Income Taxes
    ------------

     The Company recognizes certain transactions in different time periods for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provision for deferred income taxes represents the change in deferred income tax accounts during the year.

(l) Earnings Per Share
    ------------------

     In 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earning per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

(m) Use of Estimates
    ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Insurance Programs
    ------------------

     The Company established the KCI Employee Benefits Trust (the "Trust") as a self-insurer for certain risks related to the Company's U.S. employee health plan and certain other benefits. The Company funds the Trust based on the value of expected future payments, including claims incurred but not reported. The Company has purchased insurance which limits the Trust's liability under the benefit plans.

      The Company's wholly-owned captive insurance company, KCI Insurance Company, Ltd. (the "Captive"), reinsures the primary layer of commercial general liability, workers' compensation and auto liability insurance for certain operating subsidiaries. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred based on actuarial reviews. The Company has obtained insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract.

(o) Foreign Currency Translation
    ----------------------------

     The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

(p) Stock Options
    -------------

     During October 1995, the Financial Accounting Standards  Board
issued   Statement  of  Financial  Accounting  Standards  No.   123
"Accounting for Stock-Based Compensation." The Statement allows companies to continue accounting for stock-based compensation under
the provisions of APB Opinion 25, "Accounting for Stock Issued   to
Employees";   however,  companies  are  encouraged   to   adopt   a
new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method are required to provide expanded disclosures in footnotes
to the financial statements. The Company has elected  to   continue
accounting for stock-based compensation under the provisions of APB Opinion 25 and has provided the required disclosures (See Note 9).

(q)  Research and Development
     ------------------------

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 2% of the Company's total expenditures in each of the years ended December 31, 1997, 1996 and 1995.

NOTE 2.   Recapitalization
          ----------------

     On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum &
Associates,  L.P.  ("RCBA") (collectively, the  "Investors").   The
Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased 7,802,180 shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $19.25 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 5), were used to purchase approximately 31.0 million shares of the Company's common stock from the selling shareholders at a price of $19.25 per share, net to seller and pay all related fees and expenses.

     Also pursuant to the Transaction Agreement, the Investors were subsequently merged with and into the Company, with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 7,029,922, 4,644,010, 5,939,220 and 100,000 shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There are currently no other shareholders but certain members of management have retained, and/or have been granted, additional options to purchase shares. The transactions have been accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded as retained earnings as a cash distribution to the selling shareholders.

      During 1997, non-recurring costs in connection with the Recapitalization of approximately $34.4 million were incurred and expensed. Additionally, financing costs of approximately $17.7 million have been deferred and will be amortized over the lives of the new debt facilities.

NOTE 3.  Acquisitions and Dispositions
         -----------------------------

     On  June  15,  1995,  the Company sold KCI Financial  Services
("KCIFS") to Cura Capital Corporation ("Cura") for cash under a Stock Purchase Agreement. Upon consummation of this transaction, Cura acquired all of the outstanding capital stock of KCIFS. Total proceeds from the sale were $7.2 million. This transaction re-sulted in a pre-tax loss of $2.9 million which is reflected in selling, general and administrative expenses in 1995. In addition, the Company and its affiliates agreed not to provide lease financing for medical equipment manufactured by third parties for a period of three years. KCIFS served as the leasing agent for Medical Services, certain assets of which were sold in September 1994. The operating results of KCIFS for 1995 were not material as compared to the overall results of the Company.

      On February 1, 1997, the Company acquired the assets of H.F. Systems, Inc. of Los Angeles. H.F. Systems offers a complete line of therapeutic specialty support surfaces primarily to the California extended care marketplace. The Company acquired the assets of H.F. Systems in a single transaction for approximately $8.0 million in cash plus other consideration. H.F. Systems has been integrated into Kinetic Concepts' extensive distribution system and, as a result, the Company has benefited from the elimination of certain redundant expenses. H.F. Systems recorded revenue of approximately $7.0 million for 1996 and did not have a material impact on the Company's results of operations for 1997.

     During 1997, the Company acquired 90% of the outstanding capital stock of Ethos Medical Group, Ltd. located in Athlone, Ireland, for approximately $2.8 million in cash plus other consideration. Ethos manufactures the Keene Roto Rest trauma bed and other medical devices and rents specialty support surfaces to caregivers throughout Ireland. Ethos Medical's operating results did not have a material impact on the Company's results of operations for 1997.

     On July 31, 1997, the Company acquired the outstanding capital stock of Equi-Tron Mfg., Inc. located in Ontario, Canada, for approximately $3.2 million in cash plus other consideration. Equi-Tron Mfg., Inc. manufactures a line of products for bariatric patients used primarily in the home care market. The operating results of Equi-Tron Mfg., Inc. did not have a material impact on the Company's results of operations for 1997.

     On October 1, 1997, the Company acquired substantially all of the assets of RIK Medical, L.L.C. ("RIK"), a Delaware limited liability company. The Company paid approximately $23.3 million in cash for the acquisition plus an earn-out of up to $2.0 million. RIK is a manufacturer of non-powered therapeutic support surfaces based in Boulder, Colorado. The RIK products incorporate several unique and patented components and features. The operating results of RIK Medical did not have a material impact on the Company's results of operations for 1997.

      The 1997 acquisitions have been accounted for by the purchase method of accounting, and accordingly, the approximate purchase prices, shown above, have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition, with the excess of purchase prices over assigned asset values recorded as goodwill which the Company is amortizing over periods of 15-25 years. The results of operations of the acquisitions have been included in the Company's consolidated financial statements since the acquisition dates. Because the 1997 acquisitions are not material to the Company's financial position or results of operations, pro forma results of operations are not presented.


NOTE 4.  Supplemental Balance Sheet Data
         -------------------------------

     Accounts receivable consist of the following (in thousands):

                                        December 31,
                                     ------------------
                                       1997      1996
                                     --------  --------
Trade accounts receivable..........  $88,509   $63,613
Employee and other receivables.....    3,933     2,160
                                      ------    ------
                                      92,442    65,773
Less allowance for doubtful
  receivables......................   11,204     7,532
                                      ------    ------
                                     $81,238   $58,241
                                      ======    ======


     Inventories consist of the following (in thousands):

                                        December 31,
                                     -----------------
                                       1997     1996
                                     -------- --------
Finished goods.....................  $ 7,162  $ 5,586
Work in process....................    2,743    1,893
Raw materials, supplies and parts..   19,048   17,113
                                      ------   ------
                                      28,953   24,592
Less amounts expected to be
  converted into equipment for
  short-term rental................    7,400    4,550
                                      ------   ------
                                     $21,553  $20,042
                                      ======   ======


     Net property, plant and equipment consist of the following
        (in  thousands):

                                         December 31,
                                    ---------------------
                                        1997      1996
                                    ----------  ---------
Land..............................  $    649    $  1,007
Buildings.........................    16,693      14,254
Equipment for short-term rental...   131,534     133,896
Machinery, equipment and furniture    40,551      36,821
Leasehold improvements............     1,560       1,388
Inventory to be converted into
  equipment.......................     7,400       4,550
                                     -------     -------
                                     198,387     191,916
Less accumulated depreciation.....   122,953     126,692
                                     -------     -------
                                    $ 75,434    $ 65,224
                                     =======     =======

     Accrued expenses consist of the following (in thousands):

                                             December
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
Payroll, commissions and related taxes  $15,454     $13,232
Insurance accruals....................    3,238       2,887
Other accrued expenses................   22,642      13,673
                                         ------      ------
                                        $41,334     $29,792
                                         ======      ======



NOTE 5.  Long-Term Obligations
         ---------------------

Long-term obligations at December 31, 1997 consists of the following
     (in thousands):

Senior Credit Facilities:
   Revolving bank credit facility......... $ 24,500
   Acquisition credit facility............   10,000
   Term loans:
      Tranche A due 2003..................  120,000
      Tranche B due 2004..................   90,000
      Tranche C due 2005..................   90,000
                                            -------
                                            334,500

9 5/8% Senior Subordinated Notes Due 2007.  200,000
                                            -------
                                            534,500
Less: Current installments................    4,800
                                            -------
                                            529,700
Other.....................................      201
                                            -------
                                           $529,901
                                            =======

Senior Credit Facilities

     Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term
Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. Subsequent to December 31, 1997, the Company entered into a swap transaction whereby the interest rate on $150,000,000 of the term loans is fixed at 5.7575% through January 8, 2001.

     The Revolving Loans may be repaid and reborrowed. The Company is required to pay to the Banks under the Bank Credit Agreement a commitment fee initially equal to 0.50% per annum, payable in arrears on a quarterly basis, on the average daily unused portion of the Revolving Credit Facility and Acquisition Facility during such quarter. The Company is also required to pay to the Banks participating in the Revolving Credit Facility letter of credit fees equal to the applicable margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility on the face amount of each letter of credit outstanding and to the
Bank issuing a letter of credit a fronting fee of 0.25% on the average daily stated amount of each outstanding letter of credit issued by such Bank, in each case payable in arrears on a quarterly basis. Bank of America and Bankers Trust will receive and continue to receive such other fees as have been separately agreed upon. At December 31, 1997, the aggregate availability under the Revolving Credit and Acquisition Facilities was $65.5 million.

      The Term Loans are subject to quarterly amortization payments commencing on March 31, 1998. Commitments under the Acquisition Facility will expire three years from the closing of the Bank Credit Agreement and the Acquisition Facility loans outstanding shall be repayable in equal quarterly amortization payments commencing March 31, 2001. In addition, the Bank Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries.

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at December 31, 1997.

      The Senior Credit Agreement contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, failure of any guaranty, security document security interest or subordination provision supporting the Bank Credit Agreement to be in full force and effect and change of control of the Company.

9 5/8% Senior Subordinated Notes Due 2007

      The 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes") are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998, to the persons who are registered Holders at the close of business on April 15 and October 15, respectively, immediately preceding the applicable interest payment date. Interest on the Notes accrues from and including the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance.

      The Notes are not entitled to the benefit of any mandatory sinking fund. In addition, at any time, or from time to time, the Company may acquire a portion of the Notes through open-market purchases.

Redemption

      Optional Redemption. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

     Year                                    Percentage
     ----                                    ----------
     2000..................................  104.813%
     2001..................................  103.208%
     2002..................................  101.604%
     2005 and thereafter...................  100.000%


      Optional Redemption upon Equity Offerings. At any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, on one or more occasions use all or a portion of the net cash proceeds of one or more Equity Offerings (as defined below) to redeem the Notes issued under the Indenture at a redemption price equal to 109.625% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any Equity Offering, the Company shall make such redemption not more than 120 days after the consummation of any such Equity Offering.

      Interest paid during 1997, 1996 and 1995 was approximately $5.1 million, $200,000 and $400,000, respectively.

      As used in the preceding paragraph, "Equity Offering", means any offering of Qualified Capital Stock of the Company.

      Future maturities of long-term debt at December 31, 1997 are as follows (in thousands):

     Year                                     Amount
     ----                                    --------
     1998..................................  $  4,800
     1999..................................  $  8,800
     2000..................................  $ 16,800
     2001..................................  $ 35,133
     2002..................................  $ 35,133
     Thereafter............................  $433,834


NOTE 6.  Leasing Obligations
         -------------------

      The Company is obligated for equipment under various capital leases which expire at various dates during the next four years. At December 31, 1997, the gross amount of equipment under capital leases totaled $619,000 and related accumulated depreciation totaled $299,000.

      The Company leases computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under noncancelable operating leases which expire at various dates over the next six years. Total rental expense for operating leases, net of sublease payments received, was $13.2 million, $13.5 million and $12.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

      Future minimum lease payments under capital and noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1997 are as follows (in thousands):

                                              Capital  Operating
                                               Leases   Leases
                                             --------------------
 1998.......................................  $216     $13,696
 1999.......................................   173       7,500
 2000.......................................   107       5,528
 2001.......................................     1       3,966
 2002.......................................    --       3,125
 Later years................................    --          --
                                               ---      ------
 Total minimum lease payments...............  $497     $33,815
                                                        ======
 Less amount representing interest..........    46
                                               ---
 Present value of net minimum capital lease
   payments.................................   451
 Less current portion.......................   139
                                               ---
 Obligations under capital leases excluding
   current installments.....................  $312
                                               ---

NOTE 7.  Income Taxes
         ------------

     Earnings before income taxes and minority interest consists of the following (in thousands):

                                        Year Ended December 31,
                                     -----------------------------
                                        1997     1996      1995
                                     --------  --------  ---------
 Domestic.........................   $12,493   $51,771    $37,542
 Foreign..........................     8,540    12,670     10,804
                                      ------    ------     ------
                                     $21,033   $64,441    $48,346
                                      ======    ======     ======


      Income tax expense attributable to income from continuing operations consists of the following (in thousands):

                                      Year Ended December 31, 1997
                                  ----------------------------------
                                    Current    Deferred      Total
                                  ----------  ----------   ---------
 Federal........................    $   145     $ 3,380     $ 3,525
 State..........................         19       1,105       1,124
 International..................      3,549         205       3,754
                                     ------      ------      ------
                                    $ 3,713     $ 4,690     $ 8,403
                                     ======      ======      ======



                                     Year Ended December 31, 1996
                                  ----------------------------------
                                   Current      Deferred      Total
                                  ----------   ---------    --------
 Federal........................   $14,363      $ 4,464     $18,827
 State..........................     2,569          552       3,121
 International..................     3,831         (325)      3,506
                                    ------       ------      ------
                                   $20,763      $ 4,691     $25,454
                                    ======       ======      ======


                                     Year Ended December 31, 1995
                                   --------------------------------
                                    Current     Deferred     Total
                                   ---------   ---------   --------
 Federal........................   $ 8,148      $ 4,174    $12,322
 State..........................     2,140          277      2,417
 International..................     5,166           --      5,166
                                    ------       ------     ------
                                   $15,454      $ 4,451    $19,905
                                    ======       ======     ======


      Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax income from continuing operations as a result of the following (in thousands):


                                       Year Ended December 31,
                                     ---------------------------
                                       1997      1996      1995
                                     --------  -------- --------
 Computed "expected" tax expense...   $7,353   $22,554   $16,921
 Goodwill..........................      317       442       533
 State income taxes, net of Federal
   benefit.........................      731     2,028     1,571
 Tax-exempt interest from municipal
   bonds...........................     (160)     (445)       --
 Foreign income taxed at other than
   U.S. rates......................      417     1,145     1,836
 Utilization of foreign net operating
   loss carryforwards..............      (46)     (123)     (231)
 Nonconsolidated foreign net
   operating loss..................      402        67       492
 Foreign, other....................     (268)     (441)   (1,450)
 Other, net........................     (343)      227       233
                                       -----    ------    ------
                                      $8,403   $25,454   $19,905
                                       =====    ======    ======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and December 31, 1996 are presented below (in thousands):

                                               1997       1996
                                            ---------  ---------
 Deferred Tax Assets:
 Accounts receivable, principally due to
   allowance for doubtful accounts........  $  3,311   $  4,458
 Intangible assets, deducted for book
   purposes but capitalized and amortized
   for tax purposes ......................       617          1
 Foreign net operating loss carryforwards.       402         67
 Net operating loss carryforwards.........     1,566         --
 Inventories, principally due to additional
   costs capitalized for tax purposes
   pursuant to the Tax Reform Act of 1986.       895        664
 Legal fees, capitalized and amortized for
   tax purposes...........................       533        670
 Accrued liabilities......................     1,381      1,015
 Foreign tax credits, available for
   carryback..............................     3,321         --
 Deferred foreign tax asset...............       120        325
 Other....................................     1,804      1,089
                                              ------     ------
   Total gross deferred tax assets........    13,950      8,289
   Less valuation allowance...............      (402)       (67)
                                              ------     ------
   Net deferred tax assets................    13,548      8,222

 Deferred Tax Liabilities:
 Plant and equipment, principally due to
   differences in depreciation and basis..   (20,591)   (11,722)
 Deferred state tax liability.............    (2,077)      (973)
 Investments, principally due to differences
   in tax treatment of certain components       (804)      (506)
 Other....................................       (86)       (86)
                                              ------     ------
   Total gross deferred tax liabilities...   (23,558)   (13,287)
                                              ------     ------
   Net deferred tax liability.............  $(10,010)  $ (5,065)
                                              ======     ======


      At December 31, 1997, the Company had $1.3 million of operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to loss carryforwards. Carryforwards of $630,000 can be used indefinitely and the remainder expire from 1998 through 2002. Additionally, the Company had a foreign tax credit of $3,097,000 which will be carried back to 1995 and 1996.

      The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

      Income taxes paid during 1997, 1996 and 1995 were $12.1 million, $15.4 million and $15.1 million, respectively.


NOTE 8.  Shareholders' Equity and Employee Benefit Plans
         -----------------------------------------------

Common Stock:

      The Company is authorized to issue 100 million shares of Common Stock, $0.001 par value (the "Common Stock"). On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased 7,802,180 shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $19.25 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 5), were used to purchase approximately 31.0 million shares of the Company's common stock from the selling shareholders at a price of $19.25 per share, net to seller and pay all related fees and expenses. The number of shares of Common Stock issued and outstanding at the end of 1997 and 1996 was 17,486,000 and 42,355,000, respectively.


Treasury Stock:

      In July, 1995, the Company's Board of Directors approved a program to repurchase up to 3,000,000 shares of its Common Stock.
The  Company  repurchased approximately 258,000 shares during 1997 and  2,563,000 shares  during  1996.  In 1994, the Company's  Board of  Directors adopted a resolution to return all repurchased shares
to the status of  authorized  but  unissued  shares.   In  accordance
with this resolution, the Company retired 2,563,000 and 77,000 treasury shares in 1996 and 1995, respectively. In February 1997, the Company's Board of Directors approved a program which authorized the Company to purchase up to an additional 3 million shares. The Company repurchased no shares during 1997 under this program. Both programs were terminated in 1997 in connection with the November 1997 recapitalization transactions.

Preferred Stock:

      The Company is authorized to issue up to 20.0 million shares of Redeemable Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 1997 and December 31, 1996, none were issued.

Employee Stock Ownership Plan:

      The Company established an Employee Stock Ownership Plan (the "ESOP") covering employees of the Company who meet minimum age and length of service requirements. The ESOP enabled eligible employees to acquire a proprietary interest in the Company.

     As of November 6, 1997, the ESOP was terminated and all shares of stock owned by the ESOP were tendered in connection with the November 1997 recapitalization transactions. Based on the number of shares allocated for the year, ESOP expense recorded during 1997, 1996 and 1995 amounted to $0, $0 and $263,000, respectively.

Investment Plan:

      The Company has an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and the Company matches employee contributions up to a specified limit. In 1997, 1996 and 1995, the Company made matching contributions and charged to expense $950,000, $498,000 and $265,000, respectively.

NOTE 9.  Stock Option Plans
         ------------------

      In  October  1995, the Financial Accounting  Standards  Board
(FASB)  issued  Statement No. 123, "Accounting  and  Disclosure  of
Stock-Based   Compensation."    While   the   accounting   standard
encourages the adoption of a new fair-value method for expense recognition, Statement 123 allows companies to continue accounting for stock options and other stock-based awards as provided in Account-ing Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" (APB 25).  The Company  has  elected   to   follow   the
provisions of APB 25 and related interpretations in accounting for its stock options plans because, as discussed below, the alternative fair-value method prescribed by FASB Statement No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because
the   exercise  price  of  the  Company's  employee  stock  options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In December 1997, the Company's Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of no-par Common Stock that may be issued in connection with grants under the Management Equity Plan is approximately 1.2 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan shall be administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed seven (7) years. The Management Equity Plan supersedes all other stock option plans. As of December 31, 1997, all outstanding options granted under the superseded plans were 100% vested.

      The 1997 Kinetic Concepts, Inc. Stock Incentive Plan (the "Stock Incentive Plan") was approved by the Company's Board of Directors on May 13, 1997 and covered an aggregate of 2.5 million shares of the Company's Common Stock. Under the Stock Incentive Plan, options were granted to employees (including officers), non-employee directors and consultants of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. The Stock Incentive Plan permitted the Board of Directors to declare the terms for payment when such options are exercised. Options under the Stock Incentive Plan were granted with a term not exceeding ten years. The Stock Incentive Plan was superseded by the 1997 Management Equity Plan.

      The 1987 Kinetic Concepts, Inc. Key Contributor Stock Option Plan (the "Key Contributor Stock Option Plan") covered up to an aggregate of 5.75 million shares of the Company's Common Stock. Options were granted under the Key Contributor Stock Option Plan to employees (including officers), non-employee directors and con-sultants of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. The Key Contributor Stock Option Plan permitted the Board of Directors to declare the terms for payment when such options are exercised. Options under the Key Contributor Stock Option
Plan were granted with a term not exceeding ten years. The Key Contributor Stock Option Plan expired April 13, 1997 and was succeeded by the 1997 Stock Incentive Plan.

      The 1988 Kinetic Concepts, Inc. Directors Stock Option Plan (the "Directors Stock Option Plan") covered an aggregate of 300,000 shares of the Company's Common Stock and were granted to non-employee directors of the Company. The exercise price of options granted under the Directors Stock Option Plan was determined as the fair market value of the shares of the Company's Common Stock on the date that such option was granted. The Directors Stock Option Plan was succeeded by the 1997 Stock Incentive Plan.

      The 1995 Kinetic Concepts, Inc. Senior Executive Management Stock Option Plan (the "Senior Executive Stock Option Plan") covered a total of 1.4 million shares of the Company's Common Stock and may be granted to certain senior executives of the Company at the recommendation of the Chief Executive Officer and discretion of the Company's Board of Directors. The exercise price for each share of common stock covered by an option was established by the Board of Directors but was not in any case less than the fair market value of the shares of common stock of the Company on the date of grant. Vesting of options granted was subject to certain terms and conditions. The Senior Executive Stock Option Plan was superseded by the 1997 Management Equity Plan .

      Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 1997, 1996 and 1995, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.6%, 6.1% and 6.0% dividend yields of 1.1%, 0.9% and 2.1%, volatility factors of the expected market price of the Company's common stock of .30, .32 and
 .33, and a weighted-average expected option life of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the underlying assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                       1997      1996       1995
                                    ---------  ---------  --------
     Net Earnings as Reported......  $12,605    $38,987    $28,441
     Pro Forma Net Earnings........  $11,319    $37,996    $28,238


     Earnings Per Share as Reported
       Earnings per common share...  $  0.33    $  0.89    $  0.64
       Earnings per common share--
         assuming dilution.........  $  0.32    $  0.86    $  0.63

     Pro Forma Earnings Per Share
       Earnings per common share...  $  0.29    $  0.86    $  0.64
       Earnings per common share--
         assuming dilution.........  $  0.28    $  0.84    $  0.62


      The Company is not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. As a result, the pro forma compensation cost reflected above may not be representative of future results.

     The following table summarizes information about stock options outstanding at December 31, 1997 (options in thousands):

                               Weighted
                                Average
                   Options     Remaining  Weighted   Options    Weighted
  Range of        Outstanding   Contract  Average  Exercisable  Average
  Exercise            at         Life     Exercise     at       Exercise
   Prices          12/31/97      (yrs)     Price     12/31/97    Price
------------      -----------  --------   -------- ----------   --------
$ 3.50 to $ 4.63      346       6.3       $ 4.17      346       $ 4.17
$ 5.00 to $ 9.50      182       6.6       $ 6.78      182       $ 6.78
$11.13 to $19.25    1,808       7.7       $16.86      852       $14.17
                    -----       ---        -----    -----        -----
                    2,336       7.4       $14.20    1,380       $10.69


      A summary of the Company's stock option activity, and related information, for years ended December 31, 1997, 1996 and 1995 follows (options in thousands):


                         1997              1996               1995
                   ----------------  ----------------  ----------------
                           Weighted          Weighted          Weighted
                           Average           Average           Average
                           Exercise          Exercise          Exercise
                   Options  Price    Options  Price    Options  Price
                   ----------------  ----------------  ----------------

Options Oustanding-
  Beginning of Year   3,339  $  8.68   2,833  $ 5.21     3,029  $ 4.50
Granted...........    1,708  $ 17.44   1,317  $14.47       873  $ 6.89
                                       -----   -----     -----   -----
Exercised.........   (2,609) $  9.40    (628) $ 5.05      (792) $ 4.56
                                       -----   -----     -----   -----
Forfeited.........     (102) $ 10.63    (183) $ 9.34      (277) $ 4.57
                      -----            -----   -----     -----   -----
Options Outstanding-
  End of Year.....    2,336  $ 14.20   3,339  $ 8.68     2,833  $ 5.21
                      -----            -----   -----     -----   -----
Exercisable at End
  of Year.........    1,380  $ 10.69   1,321  $ 7.07
                      -----   ------   -----   -----
Weighted-Average
  Fair Value of
  Options Granted
  During the Year.           $  6.39          $ 5.80            $ 2.19


      Exercise prices for options outstanding as of December 31, 1997 ranged from $3.50 to $19.25. The weighted average remaining contractual life of those options is 7.4 years. The weighted average fair value of options granted during 1997 approximated the weighted average exercise price at the grant date.


Note 10.  Other Assets
          ------------

     A summary of other long-term assets follows (in thousands):

                                           1997      1996
                                         --------  --------
      Investment in assets subject
        to leveraged leases............. $16,069   $14,766

      Information systems development
        projects........................      --     3,124

      Investment in long-term securities     782     2,979

      Intangible assets.................   4,096     3,710

      Deposits and other................  11,634    11,475
                                          ------    ------
                                         $32,581   $36,054

      (Less) accumulated amortization...  (3,100)   (5,614)
                                          ------    ------
                                         $29,481   $30,440
                                          ======    ======


      The Company acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. Each Trust asset consists of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisition, KCI paid cash equity of $7.2 million and $7.6 million, respectively, and assumed non-recourse debt of $47.0 million and $51.8 million, respectively. The DC-10 aircrafts are on lease to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays this entire amount to the holders of the non-recourse certificated indebtedness, which is secured by the aircraft. Recourse to the certificate holders is limited to the Trust assets only.

      Long-term securities consist primarily of government backed securities held by the Company's wholly owned captive insurance company.


Note 11. Earnings Per Share
         ------------------

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net income per common share. Net income for basic and diluted calculations do not differ (in thousands, except per share).

                                    1997        1996        1995
                                -----------  ----------  ---------
Net Income.....................   $12,605      $38,987    $28,441
                                   ======       ======     ======
Average Common Shares:
  Basic(weighted-average
  outstanding shares)..........    38,591       43,958     44,163

    Dilutive potential common
      shares from stock
      options..................     1,319        1,531      1,294
                                   ------       ------     ------

    Diluted (weighted-average
      outstanding shares)......    39,910       45,489     45,457
                                   ======       ======     ======

Earnings per common share......   $  0.33      $  0.89    $  0.64
                                   ======       ======     ======
Earning per common share -
  assuming dilut...............   $  0.32         0.86       0.63
                                   ======       ======     ======

NOTE 12. Commitments and Contingencies
         -----------------------------

      On February 21, 1992, Novamedix Limited filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix holds the patent rights to the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of subsidiary claims. Novamedix seeks injunctive relief and monetary damages. A small amount of discovery remains. Although it is not possible to predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material effect on the Company's business, financial condition or results of operations.

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

      On October 31, 1996 the Company received a counterclaim which had been filed by Hillenbrand Industries, Inc. in the antitrust lawsuit which the Company filed in 1995. The counterclaim alleges that the Company's antitrust lawsuit and other actions were designed to enable Kinetic Concepts to monopolize the bed market. Although it is not possible to predict the outcome of this litigation, the Company believes that the counterclaim is without merit.

      On December 26, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc. filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom in December 1996. This suit was filed in the United States District Court for the District of South Carolina. Substantive discovery in the case has not begun. Based upon its initial investigation, the Company does not believe that the TriaDyne bed infringes the Hill-Rom patent or that this lawsuit will materially impact the marketing of the TriaDyne bed. In the opinion of management, the disposition of these items will not have a material effect on the Company's business, financial condition or results of operations.

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

      Other than commitments for new product inventory, including disposable "for sale" products, of $11.4 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances dictate.

     See discussion of the Company's self-insurance program at Note 1 and leases at Note 6.



NOTE 13.  Segment and Geographic Information
          ----------------------------------

      The Company operates primarily in one industry segment: the distribution of specialty therapeutic beds and medical devices to select health care providers.

       A summary of financial information by geographic area is as follows (in thousands):
                                   Year Ended December 31, 1997
                                   ----------------------------
                           Domestic  Foreign  Eliminations  Consolidated
                           --------  -------  ------------  ------------
Total revenue:
  Unaffiliated customers   $236,642  $70,274   $     --       $306,916
  Intercompany transfers      5,838       --     (5,838)            --
                            -------   ------    --------       -------
          Total.........   $242,480  $70,274   $ (5,838)      $306,916
                            =======   ======    =======        =======

Operating earnings......   $ 18,365  $12,184   $   (500)      $ 30,049
                            =======   ======    =======        =======
Total assets:
  Identifiable assets...   $244,374  $55,846   $(10,823)      $289,397
                            =======   ======    =======
  Corporate assets......                                        61,754
                                                               -------
          Total assets..                                      $351,151
                                                               =======


                                  Year Ended December 31, 1996
                                  ----------------------------
                            Domestic  Foreign  Eliminations  Consolidated
                            --------  -------  ------------  ------------
Total revenue:
  Unaffiliated customers    $201,116  $68,765     $    --       $269,881
  Intercompany transfers       7,272       --      (7,272)            --
                             -------   ------      ------        -------
          Total.........    $208,388  $68,765     $(7,272)      $269,881
                             =======   ======      ======        =======

Operating earnings......    $ 40,810  $15,197    $   (653)      $ 55,354
                             =======   ======      ======        =======
Total assets:
  Identifiable assets...    $155,049  $49,622    $(10,323)      $194,348
                             =======   ======      ======
  Corporate assets......                                          59,045
                                                                 -------
          Total assets..                                        $253,393
                                                                 =======

                                  Year Ended December 31, 1995
                                  ----------------------------
                            Domestic  Foreign  Eliminations  Consolidated
                            --------  -------  ------------  ------------
Total revenue:
  Unaffiliated customers    $182,754  $60,689    $     -      $243,443
  Intercompany transfers       6,991       --     (6,991)           --
                             -------   ------     ------       -------
          Total.........    $189,745  $60,689   $ (6,991)     $243,443
                             =======   ======     ======       =======

Operating earnings......    $ 33,779  $10,845   $   (832)     $ 43,792
                             =======   ======     ======       =======
Total assets:
  Identifiable assets...    $157,603  $43,787   $(10,063)     $191,327
                             =======   ======    =======
  Corporate assets......                                        52,399
                                                               -------
          Total assets..                                      $243,726
                                                               =======


      Domestic intercompany transfers primarily represent shipments of equipment and parts to international subsidiaries. These intercompany shipments are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net revenues. Corporate assets consist of cash and cash equivalents.



NOTE 14.  Quarterly Financial Data (Unaudited)
          ------------------------------------

      The unaudited consolidated results of operations by quarter are summarized below:

                                   Year Ended December 31, 1997
                             ---------------------------------------
                               First      Second    Third    Fourth
                              Quarter    Quarter   Quarter   Quarter
                             ---------  ---------  -------- --------
Revenue....................  $73,181    $75,031    $76,299  $ 82,405
Operating earnings (loss)..  $16,217    $16,223    $16,165  $(18,556)
Net earnings (loss)........  $10,003    $ 9,952    $ 9,948  $(17,298)
Per share:
     Earnings (loss) per
       common share........  $  0.24    $  0.24    $  0.23  $  (0.63)
     Earnings (loss) per
       common share -
       assuming dilution...  $  0.23    $  0.23    $  0.23  $  (0.63)
Average common shares:
     Basic (Weighted
       average outstanding
       shares).............   42,401     42,317     42,447    27,248
     Diluted (Weighted
       average outstanding
       shares)                43,763     43,806     44,091    28,213
                              ======     ======     ======    ======


       Results   for   the   fourth   quarter   of   1997   include
recapitalization expenses of $34.4 million (See Note 2).


                                     Year Ended December 31, 1996
                              --------------------------------------
                                First    Second     Third    Fourth
                               Quarter   Quarter   Quarter   Quarter
                              --------- --------- --------- --------
Revenue....................   $67,587   $64,272   $67,970   $70,052
Operating earnings.........   $13,741   $12,721   $13,629   $15,263
Net earnings...............   $ 8,814   $ 8,187   $ 8,858   $13,128
Per share:
     Earnings per common
       share...............   $  0.20   $  0.18   $  0.20   $  0.30
     Earnings per common
       share - assuming
       dilution............   $  0.19   $  0.18   $  0.19   $  0.30
Average common shares:
     Basic (Weighted
      average outstanding
      shares)..............    44,320    44,307    43,966    43,087
     Diluted (Weighted
      average outstanding
      shares)..............    45,967    46,459    45,553    44,474
                               ======    ======    ======    ======

      Earnings  per  share for the full year may  differ  from  the
total   of  the  quarterly  earnings  per  share  due  to  rounding differences.


NOTE 15.  New Accounting Pronouncements
          ------------------------------

     In   June  1997,  the  Financial  Accounting  Standards  Board
("FASB")  issued  Statement   No.  130,   "Reporting  Comprehensive
Income"  which  is  effective  for  fiscal  years  beginning  after
December 15,  1997.  This new pronouncement establishes   standards
for  the   reporting   and   display   of comprehensive  income and
its components in a full set of general purpose financial state-ments. Under the provisions of Statement No. 130, all revenue, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results
of operations  of  the  period.   Items required   by  accounting
standards  to  be  reported  as   direct adjustments  to  paid-in-
capital, retained earnings or other non-income equity accounts are not to be included as components of comprehensive income.The Company plans to adopt the provisions of Statement No. 130 effective with the fiscal year beginning January 1, 1998, and estimates that any impact on the Company's results of operations or financial posit-ion will not be material.

     Also, effective for periods beginning after December 15, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements as well as interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company plans to adopt the provisions of Statement No. 131 effective with the fiscal year beginning January 1, 1998 and estimates that adoption of these provisions will not have a material adverse impact on the Company's financial position or results of operations.

      During 1997, the Securities and Exchange Commission issued expanded disclosure requirements of accounting policies for derivative financial instruments and the exposure to market risk. The new rules require enhanced descriptions of specific aspects of a registrant's accounting policies for derivatives as well as qualitative and quantitative disclosures about each type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997. The qualitative and quantitative market risk disclosures must be provided in all filings that include audited financial statements for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

NOTE 16.  Guarantor Condensed Consolidating Financial Statements
          ------------------------------------------------------

     Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the guarantor subsidiaries) will serve as guarantors. Certain other subsidiaries (the nonguarantor subsidiaries) will not guarantee such debt.

     The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of December 31, 1997 and 1996 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 1997.



       Condensed Consolidating Guarantor, Non-Guarantor And
                   Parent Company Balance Sheet
                         December 31, 1997
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------
ASSETS

Current assets:
  Cash and cash equiv-
   alents.............. $     --   $ 44,471   $ 17,316    $   (33)  $ 61,754
  Accounts receivable,
   net.................      681     75,252     15,002     (9,697)    81,238
  Inventories..........   16,716      3,056      9,547     (7,766)    21,553
  Prepaid expenses and
    other..............    5,663     11,847      1,584       (648)    18,446
                         -------    -------    -------     ------    -------
      Total current
        assets.........   23,060    134,626     43,449    (18,144)   182,991

Net property, plant and
  equipment............   14,310     75,471      9,065    (23,412)    75,434
Goodwill, net..........    2,749     37,332      5,818         --     45,899
Loan issuance cost, net        0     17,346         --         --     17,346
Other assets, net......    6,055     23,298        127          1     29,481
Intercompany invest-
  ments and advances...  264,135    228,016      1,017   (493,168)        --
                         -------    -------    -------    -------    -------
      Total assets..... $310,309   $516,089   $ 59,476  $(534,723)  $351,151
                         =======    =======    =======    =======    =======

LIABILITIES AND CAPITAL
ACCOUNTS

Accounts payable....... $ 37,594   $    595   $  2,196  $     (32)  $ 40,353
Accrued expenses.......   12,714     23,429      5,691       (500)    41,334
Current installments on
  long-term obligations    4,800         --         --         --      4,800
obligations
Intercompany payables..       --    181,147      9,761   (190,908)        --
Current installments of
  capital lease obli-
  gations..............      139         --         --         --        139
Income tax payable.....       --          1        648       (649)        --
                         -------    -------    -------    -------    -------
      Total current
        liabilities...    55,247    205,172     18,296   (192,089)    86,626
                         -------    -------    -------    -------    -------
Long-term obligations
  excluding current
  installments........   529,700        201         --         --    529,901
Capital lease obliga-
  tions, excluding
  current installments       256         --         56         --        312
Deferred income taxes,
  net.................       804     17,636         --     (8,430)    10,010
                         -------    -------    -------    -------    -------
      Total liabilities  586,007    223,009     18,352   (200,519)   626,849
Shareholders' (deficit)
  equity............... (275,698)   293,080     41,124   (334,204)  (275,698)
                         -------    -------    -------    -------    -------
      Total liabilities
        and equity..... $310,309   $516,089   $ 59,476  $(534,723)  $351,151
                         =======    =======    =======    =======    =======



       Condensed Consolidating Guarantor, Non-Guarantor And
                   Parent Company Balance Sheet
                         December 31, 1996
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  --------   ---------
ASSETS

Current assets:
  Cash and cash
    equivalents.......  $     --   $ 50,286   $ 14,485   $  (5,726) $ 59,045
  Accounts receivable,
    net...............     5,174     46,585     13,072      (6,590)   58,241
  Inventories.........    13,944        334     10,605      (4,841)   20,042
  Prepaid expenses and
    other.............     2,677      3,214        969          --     6,860
                        --------    -------    -------    --------   -------
      Total current
        assets........    21,795    100,419     39,131     (17,157)  144,188

Net property, plant and
  equipment...........    12,965     76,143      9,571     (33,455)   65,224
Goodwill, net.........     3,375      3,829      6,337          --    13,541
Other assets, net.....    10,848     21,470        325      (2,203)   30,440
Intercompany invest-
  ments and advances..   279,773    200,399         --    (480,172)       --
                         -------    -------    -------     -------   -------
      Total assets....  $328,756   $402,260   $ 55,364   $(532,987) $253,393
                         =======    =======    =======     =======   =======

LIABILITIES AND CAPITAL
ACCOUNTS

Accounts payable......  $  7,635   $    509   $  1,556   $  (5,726) $  3,974
Accrued expenses......     5,422     17,947      5,561         862    29,792
Intercompany payables.   102,044     48,272      9,894    (160,210)       --
Current installments
  of capital lease
  obligations.........       118         --         --          --       118
Income tax payable....     2,111         --      2,294      (1,435)    2,970
                         -------    -------    -------     -------   -------
      Total current
        liabilities      117,330     66,728     19,305    (166,509)   36,854
                         -------    -------    -------     -------   -------
Capital lease obliga-
 tions, excluding
 current installments        348         --         48          --       396
Deferred income taxes,
 net..................        --     12,120         --      (7,055)    5,065
                         -------    -------    -------     -------   -------
      Total liabilities  117,678     78,848     19,353    (173,564)   42,315
Shareholders' equity..   211,078    323,412     36,011    (359,423)  211,078
                         -------    -------    -------     -------   -------
      Total liabilities
        and equity....  $328,756   $402,260   $ 55,364   $(532,987) $253,393
                         =======    =======    =======     =======   =======



       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1997
                          (in thousands)


                         Kinetic                                   Historical
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------
REVENUE:

Rental and service....  $    --    $202,938   $ 44,952   $     --   $247,890
Sales and other.......   42,290      36,777     21,190    (41,231)    59,026
                         ------     -------    -------     ------    -------
    Total revenue        42,290     239,715     66,142    (41,231)   306,916

Rental expenses.......       --     123,346     40,946     (8,113)   156,179
Cost of goods sold....   30,335       9,379     12,791    (28,832)    23,673
                         ------     -------     ------     ------    -------
                         30,335     132,725     53,737    (36,945)   179,852
                         ------     -------     ------     ------    -------
    Gross profit......   11,955     106,990     12,405     (4,286)   127,064

Selling, general and
  administrative
  expenses............    8,796      44,090      9,768         --     62,654
Recapitalization
  expense.............       --      34,361         --         --     34,361
                         ------     -------     ------     ------    -------
    Operating earnings    3,159      28,539      2,637     (4,286)    30,049
Interest income.......      278       1,527        458         --      2,263
Interest expense......   (9,736)     (1,176)        --        739    (10,173)
Foreign currency loss.       --          --     (1,106)        --     (1,106)
                         ------     -------     ------     ------    -------
    Earnings before
      income taxes and
      minority interest  (6,299)     28,890      1,989     (3,547)    21,033
Income tax............   (2,483)     11,169      1,381     (1,664)     8,403
Minority interest.....       --          --         25         --         25

    Earnings before
      equity in
      earnings of
      subsidiaries....   (3,816)     17,721        583     (1,883)   12,605
    Equity in earnings
      of subsidiaries.   16,421         583         --    (17,004)       --
                         ------      ------     ------     ------    ------
    Net earnings...... $ 12,605    $ 18,304   $    583   $(18,887) $ 12,605
                        =======     =======    =======     ======   =======


       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1996
                          (in thousands)


                         Kinetic                                   Historical
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                         --------  ---------  ---------  --------  ----------
REVENUE:

Rental and service....   $    --   $176,135    $49,315    $    --    $225,450
Sales and other.......    54,716     10,989     18,768     (40,042)    44,431
                          ------    -------     ------     -------    -------
    Total revenue.....    54,716    187,124     68,083     (40,042)   269,881

Rental expenses.......        --    110,198     45,851      (9,844)   146,205
Cost of goods sold....    33,774         --      9,027     (26,486)    16,315
                          ------    -------     ------      ------    -------
                          33,774    110,198     54,878     (36,330)   162,520
                          ------    -------     ------      ------    -------
    Gross profit......    20,942     76,926     13,205      (3,712)   107,361


Selling, general and
  administrative
  expenses............    22,615     38,218      3,101     (11,927)    52,007
                          ------     ------     ------      ------     ------
    Operating earnings    (1,673)    38,708     10,104       8,215     55,354
Interest income.......       249      9,513        334        (764)     9,332
Interest expense......      (962)      (810)        --       1,527       (245)
    Earnings before
      income taxes
      and minority
      interest........    (2,386)    47,411     10,438       8,978     64,441
Income tax............      (788)    19,059      3,862       3,321     25,454
                          ------     ------     ------      ------     ------
    Earnings before
      equity in
      earnings of
      subsidiaries....    (1,598)    28,352      6,576       5,657     38,987
    Equity in earnings
      of subsidiaries.    40,585      6,576         --     (47,161)        --
                          ------     ------      -----      ------     ------
    Net earnings......   $38,987   $ 34,928    $ 6,576    $(41,504)  $ 38,987
                          ======     ======     ======      ======     ======



       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1995
                          (in thousands)


                         Kinetic                                   Historical
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                         --------  ---------  ---------   -------   ---------
REVENUE:

Rental and service....  $    --    $160,214   $46,439     $    --   $206,653
Sales and other.......   91,737      12,244    13,393     (80,584)    36,790
                         ------     -------    ------      ------    -------
    Total revenue.....   91,737     172,458    59,832     (80,584)   243,443

Rental expenses.......       --     134,137    40,453     (37,170)   137,420
Cost of goods sold....   47,258       2,869     6,517     (42,915)    13,729
                         ------     -------    ------      ------    -------
                         47,258     137,006    46,970     (80,085)   151,149
                         ------     -------    ------      ------    -------
    Gross profit......   44,479      35,452    12,862        (499)    92,294

Selling, general and
  administrative
  expenses............   11,115      12,219     3,647      21,521     48,502
                         ------      ------    ------      ------     ------
    Operating earnings   33,364      23,233     9,215     (22,020)    43,792
Interest income.......      318       4,458       287          --      5,063
Interest expense......   (4,358)      1,737        --       2,112       (509)
                         ------      ------    ------      ------     ------
    Earnings before
      income taxes
      and minority
      interest........   29,324      29,428     9,502     (19,908)    48,346
Income tax............   11,436      11,477     4,751      (7,759)    19,905
                         ------      ------    ------      ------     ------

    Earnings before
      equity in
      earnings of
      subsidiaries....   17,888      17,951     4,751     (12,149)    28,441
    Equity in earnings
      of subsidiaries.   10,554       4,751        --     (15,305)        --
                         ------      ------    ------      ------     ------
    Net earnings...... $ 28,442    $ 22,702   $ 4,751    $(27,454)  $ 28,441
                        =======     =======    ======      ======    =======





       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1997
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  --------   ---------
Cash flows from
operating activities:
Net earnings........... $ 12,605    $ 18,304   $   583  $(18,887)  $ 12,605
Adjustments to
  reconcile net earn-
  ings to net cash
  provided by operat-
  ing activities.......  (19,424)     (5,196)    2,355    20,364     (1,901)
                          ------      ------    ------    ------     ------
Net cash provided by
  operating activities    (6,819)     13,108     2,938     1,477     10,704
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment......   (1,624)    (22,565)   (5,698)    2,215    (27,672)
  Decrease in inventory
    to be converted into
    equipment for short-
    term rental.........  (2,850)         --        --        --     (2,850)
  Dispositions of
    property, plant
    and equipment.......      --         521     2,099        --      2,620
  Businesses acquired
    in purchase trans-
    actions, net of
    cash aquired........      --     (38,266)   (2,886)       (1)   (41,153)
  Decrease (increase)
    in other assets.....   4,583       1,709     2,990    (8,343)       939
                          ------      ------     -----     -----     ------
Net cash provided (used)
  by investing activities    109     (58,601)   (3,495)   (6,129)   (68,116)
Cash flows from
financing activities:
  Borrowings (repay-
    ments) of notes
    payable and long-
    term obligations.... 534,500         201        --        --    534,701
  Borrowings (repay-
    ments) of capital
    lease obligations...     (71)         --         8      (270)      (333)
  Loan issuance cost....      (6)    (17,728)       --        --    (17,734)
  Proceeds from the
    excercise of stock
    options.............   3,668          --        --        --      3,668
  Proceeds (payments)
    on intercompany
    investments and
    advances............ (71,983)     59,803     7,521     4,659         --
  Purchase and retire-
    ment of treasury
    stock...............  (3,827)         --        --        --     (3,827)
  Cash dividends paid
    to shareholders.....  (6,388)         --        --        --     (6,388)
  Recapitalization
    costs - purchase of
    treasury stock......(631,606)         --        --        --   (631,606)
  Recapitalization
    costs - proceeds
    from C/S issuance..  150,184          --        --        --    150,184
  Recapitalization
    costs - fees and
    expenses...........   (8,626)         --        --        --    (8,626)
  Recapitalization
    costs - amounts not
    yet paid...........   41,652          --        --        --    41,652
  Other................     (787)     (2,598)   (4,141)    7,779       253
                         -------      ------     -----    ------    ------
Net cash provided
  by financing activi-
  ties.................    6,710      39,678     3,388    12,168    61,944
Effect of exchange rate
  changes on cash and
  cash equivalents.....       --          --        --    (1,823)   (1,823)
                         -------      ------     -----    ------    ------
Net increase in cash
  and cash equivalents.       --      (5,815)    2,831     5,693     2,709
Cash and cash equiva-
  lents, beginning of
  year.................       --      50,286    14,485    (5,726)   59,045
                         -------      ------    ------    ------    ------
Cash and cash equiva-
  lents, end of year... $     --     $44,471   $17,316   $   (33)  $61,754
                         =======      ======    ======    ======    ======



       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1996
                          (in thousands)

                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  --------   ---------
Cash flows from
operating activities:
Net earnings........... $ 38,987   $ 34,928   $  6,576   $(41,504)  $ 38,987
Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating activities   (32,912)    24,267     (5,031)    36,856     23,180
                         -------    -------    -------    -------    -------
Net cash provided by
  operating activities     6,075     59,195      1,545     (4,648)    62,167
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment.......  (8,474)   (13,261)   (10,017)     3,969    (27,783)
  Decrease in inventory
    to be converted into
    equipment for short-
    term rental.........     700         --         --        --         700
  Dispositions of
    property, plant and
    plant and equipment.      --        132      5,268        --       5,400
  Businesses acquired
    in purchase trans-
    actions, net of
    cash acquired.......      --     (1,146)        --        --      (1,146)
  Excess principal
    repayment on dis-
    counted notes
    receivable..........      --      5,180         --        --       5,180
  Note repaid from
    principal shareholder     --     10,000         --        --      10,000
  Decrease (increase)
    in other assets.....      23     (6,796)    (1,227)    (1,960)    (9,960)
                          ------    -------    -------     ------     ------
Net cash provided (used)
  by investing activi-
  ties..................  (7,751)    (5,891)    (5,976)     2,009    (17,609)
Cash flows from
  financing activities:
  Borrowings (repay-
    ments)of capital
    lease obligations...     466         --         (6)        (3)       457
  Proceeds from the
    excercise of stock
    options.............   4,264         --         --         --      4,264
  Proceeds (payments)
    on intercompany
    investments and
    advances............  39,442    (45,135)     5,565        128         --
  Purchase and retire-
    ment of treasury
    stock............... (35,241)        --         --         --    (35,241)
  Cash dividends paid
    to shareholders.....  (6,607)        --         --         --     (6,607)
  Other.................    (648)       975       (480)         3       (150)
                         -------     ------     ------     ------     ------
Net cash provided (used)
  by financing activi-
  ties..................   1,676    (44,160)     5,079        128    (37,277)
Effect of exchange rate
  changes on cash and
  cash equivalents......      --         --         --       (635)      (635)
                         -------     ------      ------    ------     ------
Net increase in cash
  and cash equivalents..      --      9,144        648     (3,146)     6,646
Cash and cash equiva-
  lents, beginning of
  year..................      --     41,142     13,837     (2,580)    52,399
                         -------     ------     ------     ------     ------
Cash and cash equiva-
  lents, end of year... $     --    $50,286    $14,485    $(5,726)   $59,045
                         =======     ======     ======     ======     ======


       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1995
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------
Cash flows from
operating activities:
Net earnings........... $ 28,442    $ 22,702   $  4,751  $(27,454)  $ 28,441
Adjustments to
  reconcile net earn-
  ings to net cash
  provided by operat-
  ing activities.......  (16,632)     45,435      6,740    (7,202)    28,341
                          ------      ------     ------    ------     ------
Net cash provided by
  operating activities    11,810      68,137     11,491   (34,656)    56,782
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment......      225     (65,148)    (7,632)   36,451    (36,104)
  Increase in inventory
    to be converted into
    equipment for short-
    term rental........   (1,000)         --         --        --     (1,000)
  Dispositions of
    property, plant
    and equipment......      209         669      2,353        --      3,231
  Proceeds from sale of
    divisions..........       --       7,182         --        --      7,182
  Decrease in finance
    lease receivable,
    net................       --          --         --       339        339
  Decrease (increase)
    in other assets....   (5,012)     (9,002)       117    (2,634)   (16,531)
                          ------      ------     ------     -----     ------
Net cash provided (used)
  by investing activities (5,578)    (66,299)    (5,162)   34,156    (42,883)
Cash flows from
financing activities:
  Borrowings (repay-
    ments) of notes
    payable and long-
    term obligations...      (95)     (7,805)       (68)    7,168       (800)
  Borrowings (repay-
    ments) of capital
    lease obligations..       --          --         55      (119)       (64)
  Proceeds from the
    excercise of stock
    options............    4,919          --         --        --      4,919
  Proceeds (payments)
    on intercompany
    investments and
    advances...........   (2,596)     15,433     (4,620)   (8,217)        --
  Purchase and retire-
    ment of treasury
    stock..............   (2,849)         --         --        --     (2,849)
  Cash dividends paid
    to shareholders....   (6,631)         --         --        --     (6,631)
  Other................    1,020      (2,855)     1,203       447       (185)
                          ------      ------     ------     ------     ------
Net cash provided (used)
  by financing activities (6,232)      4,773     (3,430)     (721)    (5,610)
Effect of exchange rate
  changes on cash and
  cash equivalents.....       --          --         --       869        869
                          ------      ------     ------     ------    ------
Net increase in cash
  and equivalents......       --       6,611      2,899      (352)     9,158
Cash and cash equiva-
  lents, beginning of
  year.................       --      34,531     10,938    (2,228)    43,241
                          ------      ------     ------     -----     ------
Cash and cash equiva-
  lents, end of year...  $    --     $41,142    $13,837   $(2,580)   $52,399
                          ======      ======     ======    ======     ======




                   Independent Auditors' Report





The Board of Directors and Shareholders
Kinetic Concepts, Inc.:


We have audited the accompanying consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of earnings, cash flows and shareholders' ( deficit) equity for the year then ended. Our audit also included the financial statement schedule, as it relates to information for the year ended December 31, 1997, listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for Kinetic Concepts, Inc. and subsidiaries for the years ended December 31, 1996 and 1995 were audited by other auditors whose report dated February 5, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                    /s/ ERNST & YOUNG LLP
                                    -------------------------
                                    Ernst & Young LLP

San Antonio, Texas
February 6, 1998













                   Independent Auditors' Report





The Board of Directors and Shareholders
Kinetic Concepts, Inc.:


We have audited the accompanying consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                    /s/ KPMG PEAT MARWICK LLP
                                    -------------------------
                                    KPMG Peat Marwick LLP

San Antonio, Texas
February 5, 1997




                    Independent Auditor's Report




The Board of Directors and Shareholders
Kinetic Concepts, Inc.:


Under date of February 5, 1997, we reported on the consolidated balance sheet of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14 (a) (2) of Form 10-K. This financial statement schedule is the responsiblity of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information see forth therein.



                                /s/ KPMG PEAT MARWICK LLP
                                -------------------------
                                KPMG Peat Marwick LLP



San Antonio, Texas
February 5, `997




Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting Matters and Financial Disclosure
         -------------------------------------------

      Ernst & Young LLP was the Company's certifying accountant for the year ended December 31, 1997. On February 18, 1997, the Board of Directors of the Company, upon the recommendation of the Audit Committee, voted to engage the accounting firm of Ernst & Young LLP as the Company's certifying accountant for the year ending December 31, 1997. The Company's previous certifying accountant, KPMG Peat Marwick LLP, was notified on February 21, 1997 and its engagement was terminated effective upon the completion and filing of the Company's 1996 Annual Report on Form 10-K. On February 24, 1997, the Company notified Ernst & Young LLP that it would be engaged as the Company's certifying accountant for the 1997 fiscal year.

      The reports of KPMG Peat Marwick LLP on the Company's financial statements for the two fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995 and 1996 and in the subsequent interim period through the date of dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused the firm to make reference to the matter in their report.

      The change in certifying accountant came in response to a Request for Proposal issued by the Company in 1996. The newly engaged firm, Ernst & Young LLP, has been providing property and income tax planning services to the Company since 1995.



                             PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with certain other key personnel.

Name                       Age   Position
----                       ---   --------
Robert Jaunich II ........ 57   Chairman of the Board
Raymond R. Hannigan....... 58   Director, President and Chief Executive
                                Officer
James R. Leininger M.D.... 53   Director, Chairman Emeritus
James T. Farrell.......... 33   Director
N. Colin Lind............. 41   Director
Jeffrey W. Ubben.......... 36   Director
Dennis E. Noll............ 43   Senior Vice President, General Counsel
                                and Secretary
Christopher M. Fashek..... 48   President, KCI Therapeutic Services
Frank DiLazzaro........... 39   President, KCI International
Richard C. Vogel.......... 43   Vice President and General Manager,
                                NuTech
Michael J. Burke.......... 50   Vice President, Manufacturing
Martin J. Landon.......... 38   Vice President, Accounting and Corporate
                                Controller


     Robert Jaunich II became a director and Chairman of the Board after the consummation of the Tender Offer. Mr. Jaunich is a Managing Director of Fremont Partners where he shares management responsibility for the $605 million investment fund. He is also a Managing Director and a member of the Board of Directors and Executive Committee of The Fremont Group. Prior to joining the Fremont Group in 1991, he was Executive Vice President and a member of the Chief Executive Office of Jacobs Suchard AG, a Swiss-based chocolate, sugar confectionery and coffee company. He currently serves as a director of CNF Transportation, Inc. and as Chairman of the Managing General Partner of Crown Pacific Partners, L.P.

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

     James R. Leininger, M.D. is the founder of the Company and served as Chairman of the Board of Directors from 1976 until 1997. From January 1990 to November 1994, Dr. Leininger served as President and Chief Executive Officer of the Company. From 1975 until October 1986, Dr. James Leininger was also the Chairman of the Emergency Department of the Baptist Hospital System in San Antonio, Texas.

     James T. Farrell became a director after the consummation of the Tender Offer. Mr. Farrell is a Managing Director of Fremont
Partners. Before joining The Fremont Group in 1991, he was an associate at ESL Partners, a private investment partnership. In 1985, he began his career at Copley Real Estate Advisors. Mr. Farrell is a former director of Coldwell Banker Corporation. He also serves as a director of the nonprofit Pacific Research Institute.

     N. Colin Lind became a director after the consummation of the Tender Offer. Mr. Lind is a Managing Director of Richard C. Blum & Associates, L.P. Before joining RCBA in 1986 he was a Vice President at R. H. Chappell Co., an investment concern focused on development stage companies, and was previously a Vice President of Research for two regional brokerage firms, Davis Skaggs, Inc. and Wheat First Securities. He has previously been a director of two public companies and seven venture capital backed companies.

     Jeffrey Ubben became a director after the consummation of the Tender Offer. Mr. Ubben is a Managing Director of Richard C. Blum & Associates, L.P. Before joining RCBA in 1995 he was manager of the $5 billion Fidelity Value Fund and had been employed by Fidelity for a period of nine years.

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

     Michael J. Burke joined the Company in September 1995 as Vice President, Manufacturing. Prior to joining the Company, Mr. Burke worked for Sterling Winthrop, Inc., a Division of Eastman Kodak Company, for 25 years, where he served as Vice President,
Manufacturing and as General Manager, Sterling Health HK/China since 1992.

     Martin J. Landon joined the Company in May 1994 as Senior Director of Corporate Development and was promoted to Vice President, Accounting and Corporate Controller in October 1994. From 1987 to May 1994, Mr. Landon worked for Intelogic Trace, Inc., most recently serving as Vice President and Chief Financial Officer.


Item 11.   Executive Compensation
-------    ----------------------


                        SUMMARY COMPENSATION TABLE
                        --------------------------


                                                         LONG-TERM
                                                          COMPEN-
                                                          SATION
                 ANNUAL COMPENSATION                      AWARDS
---------------------------------------------------------------------------
                                                Other      Securi-
                                                 (1)        ties      All
                                                Annual     Under-    Other
Name and Principal                               Com-      lying    Compen-
Position                Year   Salary   Bonus   pensation  Options  sation
----------------------  ----   ------  -------  ---------  ------- --------

Raymond R. Hannigan     1997 $300,000 $433,100             12,000    $5,583
Chief Executive         1996  275,000  175,000             12,000     4,888
Officer,& President     1995  250,000  172,000   $39,204   12,000     1,836


Christopher M. Fashek   1997 $206,750 $362,637              8,000    $2,256
President & Chief       1996  193,000  115,800            123,000     1,647
Executive Officer,      1995  180,758   77,760   $18,378    8,000       421
KCI Therapeutic
Services, Inc.


Frank DiLazzaro         1997 $181,000 $390,323              8,000    $1,409
President,              1996  168,000   86,000             78,000       884
KCI International, Inc. 1995  156,000   85,836              8,000     1,012


Dennis E. Noll          1997 $177,688 $293,390              8,000    $1,623
Senior Vice-President,  1996  165,812   81,000             98,000     1,315
General Counsel &       1995  151,750   75,096              8,000       708
Secretary

Michael J. Burke        1997 $172,000 $295,480             46,400    $2,259
Vice President,         1996  159,333   74,400              8,000     1,427
Manufacturing           1995   45,208   23,892   $18,275



(1) The column entitled "Other Annual Compensation" includes monies paid to Messrs. Hannigan, Fashek and Burke in 1995 for reimbursement of relocation expenses. Except with respect to personal benefits received by such individuals in fiscal 1995, the personal benefits provided to each of the named executive officers under various Company programs did not exceed 10% of the individual's combined salary and bonus in any other year.

(2) The "All Other Compensation" column includes the Company's contribution to the Company's Employee Stock Ownership Plan which was credited in 1996, a Company contribution of $500 to the Company's 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer.



Item 11. Executive Compensation (continued)
-------  ---------------------------------

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information concerning options granted during fiscal 1997 to the named executive officers:

                                   Individual Grants
                     --------------------------------------------    -------------------------
                                     % of                               Potential Realizable
                      Number of      Total                             Value at Assumed Annual
                      Securities    Options                             Rates of Stock Price
                         Under-   Granted to                               Appreciation for
                         lying    Employees                                  Option Term
                        Options   in Fiscal  Exercise   Expiration   -------------------------
       Names            Granted      Year      Price       Date           5%(3)      10%(3)
--------------------    --------  ---------  --------   ----------   -------------------------
Raymond R. Hannigan..   12,000(1)   1.54%    $15.1250    05/13/07     $  185,940    $  391,500
                       192,000(2)  20.31%    $19.2500    10/01/04     $1,480,320    $3,444,480

Christopher M. Fashek    8,000(1)   1.02%    $15.1250    05/13/07     $  123,960    $  261,000
                       110,400(2)  11.68%    $19.2500    10/01/04     $  851,184    $1,980,576

Frank DiLazzaro......    8,000(1)   1.02%    $15.1250    05/13/07     $  123,960    $  261,000
                        80,000(2)   8.46%    $19.2500    10/01/04     $  616,800    $1,435,200

Dennis E. Noll.......    8,000(1)   1.02%    $15.1250    05/13/07     $  123,960    $  261,000
                        80,000(2)   8.46%    $19.2500    10/01/04     $  616,800    $1,435,200

Michael J. Burke.....    8,000(1)   1.02%    $15.1250    05/13/07     $  123,960    $  261,000
                        38,400(2)   4.06%    $19.2500    10/01/04     $  296,064    $  688,896



(1)  The referenced options are fully vested and have a term of ten (10) years.

(2) The referenced options vest and became exercisable in twenty percent (20%) increments on November 5 of each year and have a term of seven (7) years.

(3) The information in these columns illustrates the value that might be realized upon the exercise of the options granted during fiscal 1997 assuming the specified compound rates of appreciation of Common Stock over the term of the options. The potential realizable value set forth in the columns of the foregoing table do not take into account certain provisions of the options providing for termination of an option following termination of employment, nontransferability or vesting requirements.

Item 11. Executive Compensation (continued)
-------- ----------------------------------


            AGGREGATED OPITON EXERCISES IN LAST FISCAL
                   YEAR AND FY-END OPTION VALUE

     The following table sets forth certain information concerning the options exercised by each named executive officer during fiscal 1997 and the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 1997.

                                             Number of        Value of
                                             Underlying     Unexercised
                                            Unexercised     In-the-Money
                       Shares                 Options        Options at
                      Acquired               at FY-End         FY-End
                         on      Value(1)   Exercisable/    Exercisable/
        Name          Exercise   Realized   Unexercisable   Unexercisable(2)
--------------------  --------  ----------- -------------  -----------------

Raymond R. Hannigan   736,000   $10,434,400     200,000     $2,651,500
(3)                                             192,000          --

Christopher M. Fashek  41,000   $   512,750     139,800     $1,104,375
                                                110,400          --

Frank DiLazzaro        10,000   $   108,050      98,530     $  800,568
                                                 80,000          --

Dennis E. Noll        123,700   $ 1,433,463      50,000     $  331,250
                                                 80,000          --

Michael J. Burke       30,000   $   303,750     106,000     $  202,500
                                                 38,400          --


(1) The values are calculated by subtracting the exercise price from the value of the underlying Common Stock as of the date of exercise, which, in each instance, was $19.25.

(2) The Company's Common Stock is no longer publicly traded. For purposes of this calculation, the fair market value of the Common Stock was assumed to be $19.25 per share.

(3) Dr. James Leininger granted Mr. Hannigan an option in 1994 to purchase 440,000 shares of Common Stock at a purchase price of $5.74 per share. Mr. Hannigan purchased 340,000 of the shares of Common Stock subject to that option during 1997.




Item 12. Security Ownership of Certain Beneficial Owners
-------- -----------------------------------------------
         and Management
         --------------


   SECURITIES HOLDINGS OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND
                             OFFICERS

      Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's outstanding common stock, each director, nominee for director, named executive officer (as defined on page 7 hereof) and all directors and executive officers of the Company as a group, owned beneficially as of March 1, 1998, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

                                       Shares of Common
                                             Stock
                                      Beneficially owned
                                             as of           Percent
                                       March 1, 1998 (1)     of Class
                                      -------------------   ---------
James R. Leininger, M.D..............      5,939,220          31.1%
  8023 Vantage Drive
  San Antonio, TX 78230
Fremont Partners L.P.................      7,029,922          36.8%
  and certain related parties
  50 Fremont Street, Suite 3700
  San Francisco, CA 94105
Richard C. Blum & Associates.........      4,644,010          24.3%
  and certain related parties
  909 Montgomery Street, Suite 400
  San Francisco, CA 84133
Raymond R. Hannigan(2)...............        200,000           1.0%
James T. Farrell (3).................             --
Robert Jaunich II (3)................             --
N. Colin Lind (4)....................             --
Jeffrey W. Ubben (4).................             --
Christopher M. Fashek(2).............        139,800             *
Frank DiLazzaro(2)...................         98,530             *
Dennis E. Noll(2)....................         50,000             *
Michael J. Burke(2) .................        106,000             *
All directors and executive officers
  as a group (17 persons)(5).........        785,438           4.1%

 *  Less than one (1%) percent

(1) Except as otherwise indicated in the following notes, the persons named in the table directly own the number of shares indicated in the table and have the sole voting power and investment power with respect to all of such shares. Shares beneficially owned include options exercisable prior to April 29, 1998.

(2)  The  shares  shown from Messers. Hannigan, Fashek,  DiLazzaro,
     Noll  and  Burke  include 200,000, 139,800, 98,530, 50,000  and
     106,000 shares of Common Stock, respectively, which such persons have the right to acquire under stock options granted by the Company which are exercisable prior to April 29, 1998.

(3) Messrs. Farrell and Jaunich are managing directors of Fremont Partners, L.P. and certain of its related parties ("Fremont"). The Shares shown do not include the Shares beneficially owned by Fremont.

(4) Messrs. Lind and Ubben are managing directors of Richard C.Blum & Associates, L.P. and certain of its related parties ("RCBA"). The Shares shown do not include the Shares beneficially owned by RCBA.

(5)  The  shares  shown include 65,800  shares  of   Common   Stock
     which the directors and executive officers have the right to acquire under stock options granted by the Company which are exercisable prior to April 29, 1998.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

      On December 18, 1996, a company controlled by Dr. James Leininger acquired a tract of land (the "Property") from the Company for $395,000. The Property is comprised of approximately
2.2 acres and is adjacent to the Company's corporate headquarters. The purchase price was based on the aggregate cost of the Property to the Company (including acquisition expenses). The Company believes that the acreage was transferred to Dr. James Leininger at a price equal to its fair market value. In connection with the purchase of the Property, the Company loaned Dr. James Leininger $3,000,000 in February 1997 to develop the Property. The loan bore interest at a rate equal to the prime rate of Texas Commerce Bank. The loan was non-recourse to Dr. James Leininger but was secured by the Property, the improvements on the Property and 300,000 shares owned by Dr. James Leininger. Dr. Leininger repaid the loan in full on December 31, 1997.

      Pursuant to the provisions of the Executive Committee Stock Ownership Policy, the Company loaned funds to Christopher M. Fashek, the President of KCI Therapeutic Services, Inc. (a division of the Company), Bianca A. Rhodes, the Company's Chief Financial Officer at the time and Dennis E. Noll, the Company's Senior Vice President and General Counsel. These loans were utilized by such executive officers to acquire Shares in order to meet the standards set forth in the Company's Executive Committee Stock Ownership Policy. The loans bore interest at the applicable federal rate established by the Internal Revenue Service and had a term of five years. The initial loans made to Mr. Fashek, Ms. Rhodes and Mr.
Noll were $107,672, $170,672 and $86,310, respectively, and the outstanding balance of principal and accrued interest on such loans as of December 31, 1996 were $87,076, $166,003 and $81,888, respectively. Mr. Noll repaid his loan in February 1997. Ms. Rhodes repaid the principal amount of her loan in July 1997. Mr. Fashek repaid his loan on November 5, 1997. The Board has amended the Executive Committee Stock Ownership Policy to make the ownership thresholds in the policy voluntary and, as a result, the Company will not be making loans to executive officers under the policy in the future.

      At its December meeting, the Company's Board of Directors agreed to sell Dr. James R. Leininger certain of the Company's non-operating assets. The assets included the vehicle driven by Dr.
Leininger and the Company's ownership interest in the San Antonio Spurs, Bionumerick, Inc. and a small aircraft. The vehicle was sold to Dr. Leininger at its depreciated book value and the ownership interests were to be sold at their cost to the Company. The vehicle was transferred in January of 1998 and the ownership interests will be transferred by the end of the second quarter of 1998. The Company believes that the transfers will be made at prices equal to their fair market value.



                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
-------- ----------------------------------------------------
         on Form 8-K
         -----------

(a)  The following documents are filed as part of this report:

     1.  Financial Statements
         ---------------------

         The following consolidated financial statements are filed as a part of this report:

               Consolidated Balance Sheets as of December 31,  1997
               and 1996

               Consolidated Statements of Earnings for the three years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Shareholders'(Deficit)Equity for the three years ended December 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

               Independent Auditors' Report


     2.  Financial Statement Schedules
         -----------------------------

         The following consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1997 are filed as part of this Report:

              Independent Auditors' Report

              Schedule VIII - Valuation and Qualifying Accounts -
              Years ended December 31, 1997, 1996 and 1995

         All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     3.  Exhibits
         --------

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

           10.31 Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

           10.32 Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

          *10.33 Kinetic Concepts Management Equity Plan effective October 1, 1997 (filed as Exhibit
                  10.33 on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

            16.1 Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission regarding agreement with statements made by Registrant under Item 9 of its Form 10-K dated March 28, 1997 (filed as Exhibit 16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

          * 22.1  List of Subsidiaries.

          * 23.1 Consent by Ernst & Young dated March 27, 1998 to incorporation by reference of their report dated February 6, 1998 in Registration Statements on Form S-8 previously filed by the Company.

          * 23.2 Consent by KPMG Peat Marwick dated March 30, 1998 to incorporation by reference of their report dated February 5, 1996 in Registration Statements on Form S-8 previously filed by the Company.


          * 27.1  Financial Data Schedule



Note: (*) Exhibits filed herewith.



(b)  Reports on Form 8-K
     -------------------

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 30, 1998.


                                    KINETIC CONCEPTS, INC.



                                   By: /S/ ROBERT JAUNICH II
                                      ---------------------------
                                      Robert Jaunich II, Chairman
                                      of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                    Date





By:  /S/ ROBERT JAUNICH II           March 30, 1998
     --------------------------
     Robert Jaunich II
     Chairman of the Board of
     Directors



By:  /S/ RAYMOND R. HANNIGAN          March 30, 1998
     --------------------------
     Raymond R. Hannigan
     Chief Executive Officer and
     President



By:  /S/ MARTIN J. LANDON              March 30, 1998
     ---------------------------
     Martin J. Landon
     Vice President, Accounting and
     Corporate Controller
     (Principal Accounting Officer)




                      SIGNATURES (CONTINUED)

Signature                             Date




By:  /S/ JAMES R. LEININGER,M.D.       March 30, 1998
     ---------------------------
     James R. Leininger M.D.
     Director



By:  /S/ JAMES T. FARRELL               March 30, 1998
     ---------------------------
     James T. Farrell
     Director



By:  /S/ N. COLIN LIND                  March 30, 1998
     ---------------------------
     N. Colin Lind
     Director



By:  /S/ JEFFREY W. UBBEN               March 30, 1998
     ---------------------------
     Jeffrey W. Ubben
     Director





Schedule VIII


              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS
                          (in thousands)

                Three years ended December 31, 1997





                   Balance   Additions
                     at       Charged    Additions             12/31/95
                  Beginning   to Costs    Charged               Balance
                     of         and      to Other              at End of
Description        Period     Expenses   Accounts  Deductions   Period
-----------      ----------  ---------  ---------  ----------  ---------

Allowance for
doubtful accounts  $8,600    $1,883      $    --     $4,306     $ 6,177
                    =====     =====       ======      =====      ======




                   Balance    Additions
                     at        Charged    Additions              12/31/96
                  Beginning    to Costs    Charged                Balance
                     of          and       to Other             at End of
Description        Period      Expenses   Accounts  Deductions    Period
------------      ---------   ---------   --------  ----------  ---------
Allowance for
doubtful accounts  $6,177      $2,457      $    --     $1,102     $ 7,532
                    =====       =====       ======      =====      ======





                  Balance   Additions
                    at       Charged    Additions              12/31/97
                 Beginning   to Costs    Charged                Balance
                    of         and       to Other              at End of
Description        Period    Expenses    Accounts  Deductions   Period
-----------      ---------  ---------   ---------  ----------  ---------
Allowance for
doubtful accounts  $7,532    $5,888      $    --     $2,216     $11,204
                    =====     =====       ======      =====      ======