Form 10-Q
period 1998-03-31
KINETIC CONCEPTS INC /TX/
filed 1998-05-15
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1998

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


             Texas                             74-1891727
   --------------------------     ------------------------------------
   (State of Incorporation)       (I.R.S. Employer Identification No.)


        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
   ---------------------------    ------------------------------------
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


        Common Stock: 17,713,152 shares as of April 30, 1998




                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)




                                          March 31,     December 31,
                                            1998           1997
                                         -----------    ------------
                                         (unaudited)

 Assets:
 Current assets:
   Cash and cash equivalents...........   $ 20,279       $ 61,754
   Accounts receivable, net............     78,772         81,238
   Inventories.........................     21,760         21,553
   Prepaid expenses and other..........     15,584         18,446
                                           -------        -------
      Total current assets.............    136,395        182,991
                                           -------        -------

 Net property, plant and equipment.....     79,264         75,434
 Goodwill, less accumulated amorti-
   zation of $14,772 in 1998 and
   $13,989 in 1997.....................     46,231         45,899
 Loan issuance costs, less accumulated
   amortization of $957 in 1998 and
   $382 in 1997........................     16,777         17,346
 Other assets, less accumulated
   amortization of $3,172 in 1998 and
   $3,100 in 1997......................     31,282         29,481
                                           -------        -------
                                          $309,949       $351,151
                                           =======        =======

 Liabilities and Capital Accounts:
 Current liabilities:
   Accounts payable....................   $  7,129       $ 40,353
   Accrued expenses....................     46,895         41,334
   Current installments of long-term
     obligations.......................      5,800          4,800
   Current installments of capital
     lease obligations.................        142            139
                                           -------        -------
      Total current liabilities........     59,966         86,626
                                           -------        -------

 Long-term obligations, excluding
   current installments................    511,684        529,901
 Capital lease obligations, excluding
   current installments................        259            312
 Deferred income taxes, net............     10,207         10,010
                                           -------        -------
                                           582,116        626,849
                                           -------        -------

 Commitments and contingencies (Note 6)

 Shareholders' deficit:
   Common stock; issued and outstanding
     17,713 in 1998 and in 1997........         17             17
   Accumulated deficit.................   (268,704)      (273,231)
   Cumulative foreign currency
     translation adjustment............     (3,480)        (2,484)
                                           -------        -------
                                          (272,167)      (275,698)
                                           -------        -------
                                          $309,949       $351,151
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)


                                           Three months ended
                                                March 31,
                                          --------------------
                                             1998       1997
                                          ---------   --------

Revenue:
  Rental and service..................    $65,245      $61,825
  Sales and other.....................     16,652       11,356
                                           ------       ------

    Total revenue.....................     81,897       73,181
                                           ------       ------

Rental expenses.......................     42,143       37,712
Cost of goods sold....................      6,359        4,242
                                           ------       ------
                                           48,502       41,954
                                           ------       ------

    Gross profit......................     33,395       31,227

Selling, general and administrative
  expenses............................     16,205       15,010
                                           ------       ------

    Operating earnings................     17,190       16,217

Interest income.......................        249          515
Interest expense......................    (12,303)         (61)
Foreign currency loss.................       (162)          --
                                           ------       ------

    Earnings before income taxes and
      minority interest...............      4,974       16,671

Income taxes..........................      1,990        6,668
Minority interest in subsidiary loss..          2           --
                                           ------       ------

    Net earnings......................    $ 2,986      $10,003
                                           ======       ======


    Earnings per share................    $  0.17      $  0.24
                                           ======       ======
    Earnings per share - assuming
      dilution........................    $  0.16      $  0.23
                                           ======       ======

    Average common shares:
        Basic (weighted average
          outstanding shares).........     17,713       42,401
                                           ======       ======
        Diluted (weighted average
          outstanding shares).........     18,326       43,763
                                           ======       ======


    See accompanying notes to consolidated financial statements.




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                    Three months ended
                                                          March 31,
                                                   ---------------------
                                                      1998       1997
                                                   ---------   ---------

Cash flows from operating activities:
  Net earnings................................     $  2,986     $ 10,003
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation............................        6,189        4,693
      Amortization............................        1,430          587
      Provision for uncollectible accounts
        receivable............................          811          969
      Change in assets and liabilities:
        Decrease (increase) in accounts
          receivable, net.....................        1,458      (13,488)
        Increase in inventories...............         (343)      (1,823)
        Decrease (increase) in prepaid
          expenses and other..................        2,861       (2,133)
        Increase (decrease) in accounts
          payable.............................      (33,259)       1,356
        Increase in accrued expenses..........        5,474        2,227
        Increase in income taxes payable......           --        4,842
        Increase in deferred income taxes, net          197          942
                                                     ------       ------
          Net cash provided (used) by
            operating activities..............      (12,196)       8,175
                                                     ------       ------

Cash flows from investing activities:
  Additions to property, plant, and
    equipment.................................       (6,004)      (3,615)
  Increase in inventory to be converted into
    equipment for short-term rental...........       (4,548)      (2,820)
  Dispositions of property, plant, and
    equipment.................................          404           42
  Businesses acquired in purchase
    transactions, net of cash acquired........           --      (10,099)
  Increase in other assets....................       (2,995)      (5,484)
                                                     ------       ------
          Net cash used by investing
            activities........................      (13,143)     (21,976)
                                                     ------       ------
Cash flows from financing activities:
  Repayments of long-term obligations.........      (17,217)          --
  Repayments of capital lease obligations.....          (51)         (33)
  Proceeds from the exercise of stock options.           --          392
  Purchase and retirement of treasury stock...           --       (1,309)
  Cash dividends paid to shareholders.........           --       (1,608)
  Recapitalization costs and other............        1,543            8
                                                     ------       ------
          Net cash used by financing activites      (15,725)      (2,550)
                                                     ------       ------
Effect of exchange rate changes on cash and
  cash equivalents............................         (411)      (1,300)
                                                     ------       ------
Net decrease in cash and cash equivalents.....      (41,475)     (17,651)
Cash and cash equivalents, beginning of period       61,754       59,045
                                                     ------       ------
Cash and cash equivalents, end of period......     $ 20,279     $ 41,394
                                                     ======       ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first three months for:
    Interest..................................     $  2,631     $     59
    Income taxes..............................     $    473     $    676


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(1)  BASIS OF PRESENTATION
     ---------------------

           The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                         March 31,    December 31,
                                           1998           1997
                                        -----------   ------------

         Finished goods...............    $ 8,081       $ 7,162
         Work in progress.............      4,597         2,743
         Raw  materials, supplies and
           parts......................     21,030        19,048
                                           ------        ------
                                           33,708        28,953

         Less amounts expected to be
         converted into equipment for
         short-term rental............     11,948         7,400
                                           ------        ------

                Total inventories.....    $21,760       $21,553
                                           ======        ======



(3)    RECAPITALIZATION
       ----------------

          On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased 7.8 million shares of newly-issued shares of the Company's common




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(3)  RECAPITALIZATION (continued)
     ----------------------------

     stock, $0.001 par value per share, at a price equal to $19.25 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, were used to purchase approximately 31.0 million shares of the Company's common stock from the selling shareholders at a price of $19.25 per share, net to seller and pay all related fees and expenses.

          Also pursuant to the Transaction Agreement, the Investors were merged with and into the Company on January 5, 1998 with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 7,029,922, 4,644,010, 5,939,220 and 100,000
     shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There are currently no other shareholders but certain members of management have retained, and/or have been granted, additional options to purchase shares. The transactions have been accounted for as a recapitalization and as a result, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded in retained earnings as a cash distribution to the selling shareholders.


(4)  LONG TERM OBLIGATIONS
     ---------------------

          Long-term obligations at consist of the following (in thousands):

                                               March 31,   December 31,
                                                 1998          1997
                                              ----------  -------------
        Senior Credit Facilities:
           Revolving bank credit facility..   $  8,500      $ 24,500
           Acquisition credit facility.....     10,000        10,000
           Term loans:
              Tranche A due 2003...........    119,250       120,000
              Tranche B due 2004...........     89,775        90,000
              Tranche C due 2005...........     89,775        90,000
                                               -------       -------
                                               317,300       334,500
        9 5/8% Senior Subordinated Notes
          Due 2007.........................    200,000       200,000
                                               -------       -------
                                               517,300       534,500
        Less: Current installments.........      5,800         4,800
                                               -------       -------
                                               511,500       529,700
        Other..............................        184           201
                                               -------       -------
                                              $511,684      $529,901
                                               =======       =======






ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)   LONG TERM OBLIGATIONS (continued)
      ---------------------------------

     Senior Credit Facilities

           Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the
     Term Loans, the Revolving Loans and the Acquisition Loans are available. During the first three months of 1998, the Company entered into a swap transaction whereby the interest rate on $150,000,000 of the term loans is fixed at 5.7575% through January 8, 2001.

           The Revolving Loans may be repaid and reborrowed. At March 31, 1998, the aggregate availability under the Revolving Credit and Acquisition Facilities was $81.5 million.

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

           The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends,





ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS (continued)
     ---------------------------------

     loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at March 31, 1998.

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


(5)   EARNINGS PER SHARE
      ------------------

         The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share).

                                                Three months ended
                                                     March 31,
                                              -----------------------
                                                  1998        1997
                                              -----------  ----------

     Net earnings...........................    $ 2,986     $10,003
                                                 ======      ======
     Average common shares:
       Basic (weighted-average outstanding
         shares.............................     17,713      42,401

       Dilutive potential common shares
         from stock options.................        613       1,362
                                                 ------      ------

       Diluted (weighted-average outstanding
         shares.............................     18,326      43,763
                                                 ======      ======

     Earnings per share.....................    $  0.17     $  0.24
                                                 ======      ======

     Earning per share - assuming dilution..    $  0.16     $  0.23
                                                 ======      ======


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(6)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

            The Company is party to several lawsuits generally incidental to its business and is contesting certain adjustments proposed by the Internal Revenue Service to prior years' tax returns. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

          Other than commitments for new product inventory, including disposable "for sale" products, of $11.4 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances dictate.


(7)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This standard requires disclosure of total nonowner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity such as equity and cash investment adjustments and foreign currency translation adjustments. On this basis, these nonowner changes in shareholders' equity, including net earnings, for the first quarter of 1998 and 1997, totaled $996,000 and $3.1 million, respectively.

           Also, effective for periods beginning after December 15, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements as well as interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted the provisions of Statement No. 131 effective January 1, 1998 and estimates that adoption of these provisions will not have a material impact on the Company's financial position or results of operations. Statement No. 131 need not be applied to interim financial statements in the initial year of its application.

           During 1997, the Securities and Exchange Commission issued expanded disclosure requirements of accounting policies for derivative financial instruments and the exposure to market risk. The new rules require enhanced descriptions of specific aspects of a registrant's accounting polices for derivatives as well as qualitative and quantitative disclosures about each



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(7)  NEW ACCOUNTING PRONOUNCEMENTS (continued)
     -----------------------------------------

     type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997. The qualitative and quantitative market risk disclosures must be provided in all filings that include audited financial statements for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.


(8)  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ------------------------------------------------------

          Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the guarantor subsidiaries) will serve as guarantors. Certain other subsidiaries (the nonguarantor subsidiaries) will not guarantee such debt. Each subsidiary guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the debt securities.

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of March 31, 1998 and December 31, 1997 and the related condensed consolidating statements of earnings and cash flows for the three months ended March 31, 1998 and 1997.






        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                           March 31, 1998
                           (in thousands)
                             (unaudited)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------

ASSETS:

Current assets:
  Cash and cash
    equivalents..... $      --    $  9,691   $10,588    $      --   $  20,279
  Accounts
    receivable, net.        --      73,000    14,711       (8,939)     78,772
  Inventories.......        --      12,495     9,265           --      21,760
  Prepaid expenses
    and other.......     2,010      10,360     3,214           --      15,584
                      --------     -------    ------     --------    --------
      Total current
        assets......     2,010     105,546    37,778       (8,939)    136,395
                      --------     -------    ------     --------    --------
Net property, plant
  and equipment.....        --      80,734     8,835      (10,305)     79,264
Goodwill, net.......        --      40,544     5,687           --      46,231
Loan issuance costs,
  net...............        --      16,777        --           --      16,777
Other assets, net...        --      31,219        63           --      31,282
Intercompany invest-
  ments and advances  (273,609)    458,103     3,951     (188,445)         --
                       -------     -------    ------      -------     -------
      Total assets.. $(271,599)   $732,923   $56,314    $(207,689)   $309,949
                       =======     =======    ======      =======     =======

LIABILITIES AND
CAPITAL ACCOUNTS:

Accounts payable.... $      --    $  5,118   $ 2,011    $      --    $  7,129
Accrued expenses....        --      40,842     6,053           --      46,895
Current installments
  of long-term
  obligations.......        --       5,800        --           --       5,800
Intercompany
  payables..........       568       5,367     8,788      (14,723)         --
Current installments
  of capital lease
  obligations.......        --         142        --           --         142
Income tax payable..        --          --       428         (428)         --
      Total current
        liabilities.       568      57,269    17,280      (15,151)     59,966
                      --------     -------    ------       ------     -------
Long-term
  obligations,
  excluding current
  installments.....         --     511,684        --           --     511,684
Capital lease
  obligations,
  excluding current
  installments.....         --         212        47           --         259
Deferred income
  taxes, net.......         --      16,116        --       (5,909)     10,207
                       -------     -------    ------      -------     -------
      Total
        liabilities        568     585,281    17,327      (21,060)    582,116

Shareholders'
  equity (deficit)..  (272,167)    147,642    38,987     (186,629)   (272,167)
                       -------     -------    ------      -------     -------
      Total
        liabilities
        and equity
        (deficit)..  $(271,599)   $732,923   $56,314    $(207,689)   $309,949
                       =======     =======    ======      =======     =======



        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1997
                           (in thousands)


                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------


ASSETS:

Current assets:
  Cash and cash
    equivalents.....   $     --   $ 44,439    $ 17,315   $     --    $ 61,754
  Accounts
    receivable, net.         --     75,932      15,002     (9,696)     81,238
  Inventories.......         --     12,006       9,547         --      21,553
  Prepaid expenses
    and other.......      2,010     14,851       1,585         --      18,446
                        -------    -------     -------    -------     -------
      Total current
        assets......      2,010    147,228      43,449     (9,065)    182,991

Net property, plant
  and equipment.....         --     76,811       9,065    (10,442)     75,434
Goodwill, net.......         --     40,081       5,818         --      45,899
Loan issuance costs,
  net...............         --     17,346          --         --      17,346
Other assets, net...         --     29,354         127         --      29,481
Intercompany
  investments and
  advances..........   (276,832)   460,984       1,511   (185,663)         --
                        -------    -------      ------    -------     -------
      Total assets..  $(274,882)  $771,804    $ 59,970  $(205,801)   $351,151
                        =======    =======     =======    =======     =======

LIABILITIES AND
CAPITAL ACCOUNTS:

Accounts payable....  $      --   $ 38,157    $ 2,196   $      --    $ 40,353
Accrued expenses....         --     35,643      5,691          --      41,334
Current installments
  on long-term
  obligations.......         --      4,800         --          --       4,800
Intercompany payables       876        423      9,761     (11,060)         --
Current installments
  of capital lease
  obligations.......         --        139         --          --         139
Income tax payable..         --         --        648        (648)         --
                       --------    -------     ------      ------     -------
      Total current
        liabilities         876     79,162     18,296     (11,708)     86,626
                       --------    -------     ------      ------     -------
Long-term
  obligations
  excluding current
  installments......         --    529,901         --          --     529,901
Capital lease
  obligations,
  excluding current
  installments......         --        256         56          --         312
Deferred income
  taxes, net........         --     18,440         --      (8,430)     10,010
                        -------    -------      ------    -------     -------
      Total
        liabilities.        876    627,759      18,352    (20,138)    626,849
Shareholders'
   equity (deficit).   (275,698)   144,045      41,618   (185,663)   (275,698)
                        -------    -------      ------    -------     -------
      Total
        liabilities
        and equity
        (deficit)...  $(274,882)  $771,804     $59,970  $(205,801)   $351,151
                        =======    =======      ======    =======     =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended March 31, 1998
                           (in thousands)
                            (unaudited)



                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ----------

Revenue:
Rental and service...  $   --     $ 53,596   $11,649     $    --    $65,245
Sales and other......      --       13,249     5,442      (2,039)    16,652
                        -----      -------    ------       -----     ------
   Total revenue.....      --       66,845    17,091      (2,039)    81,897

Rental expenses......      --       31,508    10,635          --     42,143
Cost of goods sold...      --        4,421     2,950      (1,012)     6,359
                        -----      -------    ------       -----     ------
                           --       35,929    13,585      (1,012)    48,502
                        -----      -------    ------       -----     ------
   Gross profit......      --       30,916     3,506      (1,027)    33,395

Selling, general and
  administrative
  expenses...........      --        9,540     6,665          --     16,205
                        -----       ------    ------       -----     ------
   Operating earnings
     (loss)..........      --       21,376    (3,159)     (1,027)    17,190
Interest income......      --          172        77          --        249
Interest expense.....      --      (12,303)       --          --    (12,303)
Foreign currency gain
  (loss).............      --          122      (284)         --       (162)
                        -----       ------    ------       -----     ------
   Earnings (loss)
     before income
     taxes and
     minority
     interest........      --        9,367    (3,366)     (1,027)     4,974
Income taxes.........      --        3,786    (1,381)       (415)     1,990
Minority interest....      --           --        (2)         --         (2)
                        -----       ------     -----       -----     ------

   Earnings (loss)
     before equity in
     earnings (loss)
     of subsidiaries.      --        5,581    (1,983)       (612)     2,986
   Equity in earnings
     (loss) of
     subsidiaries....   2,986       (1,984)       --      (1,002)        --
                        -----       ------     -----       -----     ------
   Net earnings
     (loss)..........  $2,986      $ 3,597   $(1,983)    $(1,614)   $ 2,986
                        =====       ======    ======       =====     ======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended March 31, 1997
                           (in thousands)
                             (unaudited)


                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------   ----------

Revenue:
Rental and service...  $   --     $50,414    $11,411    $    --    $61,825
Sales and other......   6,628       6,664      4,523     (6,459)    11,356
                        -----      ------     ------      -----     ------
   Total revenue.....   6,628      57,078     15,934     (6,459)    73,181

Rental expenses......      --      30,168      9,561     (2,017)    37,712
Cost of goods sold...   6,265       1,717      2,429     (6,169)     4,242
                        -----      ------     ------      -----     ------
                        6,265      31,885     11,990     (8,186)    41,954
                        -----      ------     ------      -----     ------
   Gross profit......     363      25,193      3,944      1,727     31,227

Selling, general and
  administrative
  expenses...........   2,025       6,706      6,279         --     15,010
                        -----      ------     ------      -----     ------
   Operating earnings
     (loss)..........  (1,662)     18,487     (2,335)     1,727     16,217
Interest income......      13         420         82         --        515
Interest expense.....     (24)       (216)        (9)       188        (61)
                        -----      ------     ------      -----     ------
   Earnings (loss)
     before income
     taxes and
     minority
     interest........  (1,673)     18,691     (2,262)     1,915     16,671
Income taxes.........    (660)      7,226     (1,010)     1,112      6,668
                        -----      ------     ------      -----     ------
   Earnings (loss)
     before equity
     in earnings
     (loss) of
     subsidiaries....  (1,013)     11,465     (1,252)       803     10,003
   Equity in
     earnings (loss)
     of subsidiares..  11,016      (1,252)        --     (9,764)        --
                       ------      ------      -----      -----     ------
   Net earnings
    (loss)........... $10,003     $10,213    $(1,252)   $(8,961)   $10,003
                       ======      ======      =====      =====     ======





        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
              For the three months ended March 31, 1998
                           (in thousands)
                             (unaudited)


                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------  ----------  ---------  ---------  ---------

Cash flows from
operating activities:
Net earnings (loss)...  $ 2,986   $  3,597   $ (1,983)  $(1,614)   $  2,986
Adjustments to
  reconcile net
  earnings (loss) to
  net cash provided
  (used) by operating
  activities.........    (2,986)   (13,290)       292       802     (15,182)
                          -----     ------      -----     -----      ------
Net cash provided
  (used) by operating
  activities.........       --      (9,693)    (1,691)     (812)    (12,196)

Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment....       --      (7,046)    (1,006)    2,048      (6,004)
  Increase in
    inventory to be
    converted into
    equipment for
    short-term
    rental...........       --      (4,548)        --        --      (4,548)
  Dispositions of
    property, plant
    and equipment....       --         404         --        --         404
  Decrease (increase)
    in other assets..       --      (3,035)        40        --      (2,995)
                         -----      ------     ------     -----      ------
Net cash used by
  investing activities      --     (14,225)      (966)    2,048     (13,143)

Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations.       --     (17,217)        --        --     (17,217)
  Repayments of
    capital lease
    obligations......       --         (41)       (10)       --         (51)
  Proceeds (payments)
    on intercompany
    investments and
    advances.........   (2,542)      7,837     (3,413)   (1,882)         --
  Recapitalization
    costs - fees and
    expenses.........    1,543          --         --        --       1,543
  Other..............      999      (1,409)      (647)    1,057          --
                         -----      ------      -----    ------      ------
Net cash used by
  financing activities      --     (10,830)    (4,070)     (825)    (15,725)
Effect of exchange
  rate changes on cash
  and cash equivalents      --          --         --      (411)       (411)
                         -----      ------      -----    ------      ------
Net decrease in cash
  and cash equivalents      --     (34,748)    (6,727)       --     (41,475)
Cash and cash
  equivalents,
  beginning of period       --      44,439     17,315        --      61,754
                         -----      ------     ------    ------      ------
Cash and cash
  equivalents, end of
  end of period......   $   --     $ 9,691    $10,588   $    --     $20,279
                         =====      ======     ======    ======      ======




         Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
              For the three months ended March 31, 1997
                           (in thousands)
                             (unaudited)


                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                      ---------  ----------  ---------  ---------  ---------

Cash flows from
operating activities:

Net earnings (loss)..  $ 10,003  $ 10,213    $ (1,252)   $ (8,961)  $ 10,003
Adjustments to
  reconcile net
  earnings (loss)
  to net cash
  provided (used)
  by operating
  activities.........   (16,131)       10      (2,585)     16,878    (1,828)
                         ------    ------       -----      ------    ------
Net cash provided
  (used) by operating
  activities.........    (6,128)   10,223      (3,837)      7,917     8,175

Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment....     1,126    (2,937)       (325)     (1,479)   (3,615)
  Decrease in
    inventory to be
    converted into
    equipment for
    short-term rental    (2,820)       --          --          --    (2,820)
  Dispositions of
    property, plant
    and equipment....        --        40           2          --        42
  Businesses acquired
    in purchase
    transactions, net
    of cash acquired.        --   (10,099)         --          --   (10,099)
  Decrease (increase)
    in other assets..    (3,744)    1,439         247      (3,426)   (5,484)
                          -----    ------      ------       -----    ------
Net cash used by
  investing activities   (5,438)  (11,557)        (76)     (4,905)  (21,976)

Cash flows from
financing activities:
  Repayments of
    capital lease
    obligations......       (27)       --          (6)         --       (33)
  Proceeds from the
    excercise of
    stock options....       392        --          --          --       392
  Proceeds (payments)
    on intercompany
    investments and
    advances.........    15,561   (19,939)      7,099      (2,721)       --
  Purchase and
    retirement of
    treasury stock...    (1,309)       --          --          --    (1,309)
  Cash dividends
    paid to
    shareholders.....    (1,608)       --          --          --    (1,608)
  Other..............    (1,068)   (2,597)     (3,062)      6,735         8
                         ------    ------      ------      ------    ------
Net cash provided
  (used) by financing
  activities.........    11,941   (22,536)      4,031       4,014    (2,550)
Effect of exchange
  rate changes on
  cash and cash
  equivalents........        --        --          --      (1,300)   (1,300)
                         ------   -------       -----       -----     -----
Net increase
  (decrease) in cash
  and cash equivalents      375   (23,870)        118       5,726   (17,651)
Cash and cash
  equivalents,
  beginning of period.       --    50,286      14,485      (5,726)   59,045
                         ------    ------      ------      ------    ------
Cash and cash
  equivalents, end
  of period...........  $   375  $ 26,416     $14,603     $    --   $41,394
                         ======    ======      ======      ======    ======




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

First Quarter of 1998 Compared to First Quarter of 1997
-------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year ($ in thousands):

                                        Three Months Ended March 31,
                                 ------------------------------------------
                                                            Variance
                                 Revenue Relationship   Increase (Decrease)
                                 --------------------   -------------------
                                    1998       1997          $        Pct
                                 ---------  ---------   ----------   ------

Revenue:
  Rental and service..........    80%        84%        $  3,420       6%
  Sales and other.............    20         16            5,296      47
                                 ---        ---          -------
     Total revenue............   100%       100%           8,716      12

  Rental expenses.............    51         51            4,431      12
  Cost of goods sold..........     8          6            2,117      50
                                 ---        ---          -------
     Gross profit.............    41         43            2,168       7

  Selling, general and
    administrative expenses...    20         21            1,195       8
                                 ---        ---          -------

     Operating earnings.......    21         22              973       6

  Interest income.............    --          1             (266)    (52)
  Interest expense............    15         --          (12,242)     nm
  Foreign currency loss.......    --         --             (162)     nm
                                 ---        ---           ------

     Earnings  before  income
       taxes and  minority
       interest...............     6         23          (11,697)    (70)

  Income taxes................     2          9           (4,678)    (70)
  Minority interest in
       subsidiary loss........    --         --                2      nm
                                 ---        ---           ------

      Net earnings............     4%        14%        $ (7,017)    (70%)
                                 ---        ---           ------


      The  Company's  revenue is derived from three primary  markets.
The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                            March 31,
                                       --------------------
                                         1998        1997
                                       --------    --------
     Domestic specialty surfaces.....  $  51.8     $  49.1
     International surfaces..........     16.7        16.0
     Medical devices.................     13.2         7.9
     Other...........................       .2          .2
                                        ------      ------
                                       $  81.9     $  73.2


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total  revenue  in  the  first quarter of  1998  increased  $8.7 million,  or 11.9%, to $81.9 million from $73.2 million in the  first
quarter  of  1997.   Revenue  from the Company's  domestic  specialty
surface  business was $51.8 million, up $2.7 million,  or  5.5%  from
$49.1  million  in  the first three months of  the  prior  year.  The increased  revenue  was  derived from core business  growth,  due  to higher  patient therapy days, and the addition of RIK Medical,  which the Company acquired in October 1997.  Sales for the period grew as a percentage  of total revenue due substantially to sales of disposable products associated with the Company's medical devices.

     Revenue  from  the Company's international operations  increased
4.4%  to  $16.7  million from $16.0 million in the first  quarter  of
1997.   The  international revenue increase reflects  higher  therapy days in virtually all of the Company's middle-tier markets, e.g., the
Netherlands,  Canada and Switzerland, which were  largely  offset  by softness  in  Germany  and  the United  Kingdom  and  by  unfavorable currency exchange rate fluctuations of approximately $700,000.

      Revenue from medical device operations increased 67.1% to $13.2 million from $7.9 million in the first quarter of 1997, due substantially to growth in V.A.C. rentals in the United States.
Rentals of the PlexiPulse vascular assistance device also increased during the first quarter of 1998 due to increased rental penetration by the Company's rental distribution partner - Mediq PRN.

      Rental, or field, expenses of $42.1 million were 64.6% of total rental revenue in the first quarter of 1998 compared to 61.0% in the first quarter of 1997. This increase is primarily attributable to costs associated with the four business acquisitions completed during 1997 including increased equipment depreciation and field labor costs.

      Cost of goods sold increased 49.9% to $6.4 million in the first quarter of 1998 from $4.2 million in the first quarter of 1997. Cost of goods sold has increased primarily due to increased sales of disposables associated with the medical device rentals.

      Gross  profit increased $2.2 million, or 6.9%, to $33.4 million in  the  first three months of 1998 from $31.2 million in  the  first quarter of 1997 due to  increased rental revenue as well as increased
sales  volumes.   Gross profit margin for the  first  quarter,  as  a
percentage of total revenue, was 40.8%, down from 42.7% for the first quarter  of 1997, due substantially to the increase in field expenses and cost of goods sold for the period.

      Selling,  general  and administrative expenses  increased  $1.2 million, or 8.0%, to $16.2 million in the first quarter of 1998  from
$15.0 million in the first quarter of 1997. This increase was due  in part  to  goodwill  amortization associated with  the  1997  business acquisitions, as well as increased legal and professional fees. As  a percentage  of  total  revenue, selling, general  and  administrative expenses  were  19.8% in the first quarter of 1998 as  compared  with
20.5% in the first quarter of 1997.

      Operating earnings for the period increased $1.0 million, or 6.0%, to $17.2 million compared to $16.2 million in the prior-year quarter as a result of the revenue growth discussed above.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Interest  income for the three months ended March 31,  1998  was
approximately  $250,000 compared to approximately  $500,000  in   the
prior   period.  The decrease in interest income resulted from  lower invested cash balances due primarily to acquisition activities in the
first   nine  months  of  1997  and  the  leveraged  recapitalization transactions completed during the fourth quarter of the prior year.

      Interest expense for the three months ended March 31, 1998 was $12.3 million compared to $61,000 for the first quarter of 1997. The interest expense increase was due to interest accrued on an average balance of approximately $526 million in long-term debt obligations associated with the recapitalization.

      Net earnings decreased $7.0 million, or 70.1%, to $3.0 million in the first quarter of 1998. This decrease was due substantially to the increase in interest expense as discussed above.

Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the three months ended March 31, 1998 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $20.3 million at March 31, 1998, a decrease of $41.5 million from December 1997.  The cash decrease is
primarily    attributable   to   payments   associated    with    the
recapitalization,  including $32.3 million  for  first  quarter  1998 repurchases of common stock.

     Accounts receivable at March 31, 1998 were $78.8 million, a $2.5 million, or 3.0%, decrease from year-end, due to cash collections in excess of first quarter billings.

      Other current assets of $15.6 million decreased 15.5% as compared to $18.4 million at December 31, 1997. This change resulted primarily from the refund of all 1997 federal tax payments as the recapitalization transactions resulted in the Company recording a current tax receivable for the year ended December 31, 1997.

     Net  property,  plant and equipment at March 31, 1998  increased
5.1%  to $79.3 million from $75.4 million at December 31, 1997.   Net
capital expenditures were $10.1 million during the first three months of 1998, including $4.5 million of inventory (raw materials and work-
in-progress)  to be converted into equipment for short-term  rentals.
Depreciation  and  amortization for the first three  months  of  1998 totaled $7.6 million, up $2.3 million, or 44.3%, from the same period in 1997.

     Accounts  payable and accrued expenses at March  31,  1998  were
$7.1  million  and  $46.9 million, respectively,  compared  to  $40.4
million  and  $41.3 million, respectively, at the end of  1997.   The
decrease in accounts payable relates primarily to payments for shares of common stock not previously tendered while the increase in accrued expenses  was  due  to accrued interest expense recorded  during  the first quarter of 1998.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Financial Condition (continued)
-------------------------------

      Long-term debt obligations, including the current maturities, decreased $17.2 million to $517.5 million as of March 31, 1998 due to the repayment of a portion of the Company's revolving credit facility.


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

      More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because certain U.S. health care providers are purchasing disposables associated with the Company's growing installed base of medical devices and select low-end products that are less expensive and easier to maintain. In addition, international health care providers tend to purchase products more often than U.S. health care providers.

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


Liquidity and Capital Resources
-------------------------------

      At  March  31, 1998, the Company had current assets  of  $136.4 million  and  current  liabilities of $60.0 million  resulting  in  a working  capital surplus of $76.4 million, compared to a  surplus  of
$96.4 million at December 31, 1997.

      During  the first quarter of 1998, the Company made net capital expenditures  of  $10.1  million. The Company's  current  budget  for capital  expenditures for 1998, other than acquisition  expenditures, is  $30.5 million and consists primarily of rental product additions.
Other   than   commitments  for  new  product  inventory,   including
disposable "for sale" products, of $11.4 million, the Company has  no material  long-term capital commitments and can adjust the  level  of capital expenditures as circumstances dictate.

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






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

     The Senior Credit Facilities total $400.0 million and consist of
(i)  a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million  six-year Acquisition Facility, (iii) a $120.0  million  six-
year  amortizing  Term  Loan  A,  (iv)  a  $90.0  million  seven-year amortizing  Term Loan B and (v) a $90.0 million eight-year amortizing
Term  Loan  C, (collectively, the "Term Loans"). The Term Loans  were
fully  drawn  to  finance  a  portion  of  the  Tender  Offer.    The
Acquisition  Facility was partially drawn to,  in   effect,   finance
the  RIK  Medical acquisition.  The Acquisition Facility provides the
Company with financing to pursue strategic acquisition opportunities.
The  Acquisition Facility will remain available to the Company for  a period  of three years at which time will begin to amortize over  the
remaining  three  years  of  the  facility.   The  Company   utilized
borrowings  under  the Revolving Facility to help effect  the  Tender
Offer  and  pay related fees and expenses and has utilized  and  will utilize  borrowings  under  the Revolving Facility  to  fund  capital expenditures and meet working capital needs.

      The  Term  Loans and the Notes are subject to customary  terms, covenants and conditions which partially restrict the uses of  future cash  flow  by the Company.  The Company does not expect  that  these covenants and conditions will have a material adverse impact  on  its
operations.   At  March 31, 1998, the Revolving Credit  Facility  and
Acquisition  Facility had balances of $8.5 million and  $10  million,
respectively.   Correspondingly,  the  aggregate  availability  under
these two facilities was $81.5 million.

     The Senior Credit Agreement requires the Company to meet certain financial  tests,  including minimum levels  of  EBITDA  (as  defined therein),  minimum  interest  coverage, maximum  leverage  ratio  and
capital  expenditures.   The  Bank  Credit  Agreement  also  contains
covenants  which,  among  other  things,  limit  the  incurrence   of
additional indebtedness, investments, dividends, loans and  advances, capital  expenditures,  transactions with  affiliates,  asset  sales,
acquisitions,  mergers  and  consolidations,  prepayments  of   other
indebtedness (including the Notes), liens and encumbrances and  other matters customarily restricted in such agreements.  The Company is in compliance with the applicable covenants at March 31, 1998.

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

Liquidity and Capital Resources (continued)
-------------------------------------------

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


     Year                                    Percentage
     ----                                    ----------
     2002..................................   104.813%
     2003..................................   103.208%
     2004..................................   101.604%
     2005 and thereafter...................   100.000%



      As  of  March  31,  1998 the entire $200.0  million  of  Senior
Subordinated Notes was issued and outstanding.

       At March 31, 1998, the Company was committed to purchase approximately $11.4 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.


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








         EXHIBITS (continued)
         --------------------

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

           10.7   Amendment  No. 1 to Asset Purchase  Agreement
                  dated September 30, 1994 by and among Kinetic
                  Concepts,  Inc.,  a  Texas  corporation,  KCI
                  Therapeutic   Services,  Inc.,   a   Delaware
                  corporation, MEDIQ Incorporated,  a  Delaware
                  corporation, PRN Holdings, Inc.,  a  Delaware
                  corporation   and  MEDIQ/PRN   Life   Support
                  Services-I,   Inc.,  a  Delaware  corporation
                  (filed as Exhibit 2.2 to the Company's Form 8-
                  K  dated  October 17, 1994, and  incorporated
                  herein by reference).

           10.17 Credit Agreement dated as of May 8, 1995 by and among the Company and Bank of America
                  National  Trust  and Savings Association,  as
                  Agent  (filed as Exhibit 10 to the  Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

           10.18  Purchasing Agreement, dated February 1, 1994,
                  between    the   Company,   KCI   Therapeutic
                  Services,  Inc.  and Voluntary  Hospitals  of
                  America, Inc.(filed as Exhibit 10.18  to  the
                  Company's Amended Annual Report on  Form  10-
                  K/A,  dated  January 23, 1996, for  the  year
                  ended  December  31, 1994,  and  incorporated
                  herein by reference).

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

           10.35 Agreement for the sale and purchase of 80% of the issued share capital of Ethos Medical
                  Group  Limited  by  KCI  International,  Inc.
                  dated April 18, 1997 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-
                  Q for the quarter ended June 30, 1997 and incorporated herein by reference.)






         EXHIBITS (continued)
         --------------------

           10.36  Asset Purchase Agreement made as of July  31,
                  1997 between KCI Equi-Tron, Inc. as Purchaser and James H. Alexander, Elleanor Alexander and Scott Alexander as vendors (filed as Exhibit 10.36 to the Company's Quarterly
                  Report  on  Form 10-Q for the  quarter  ended
                  September 30, 1997 and incorporated herein by reference.)

           10.37  Transaction Agreement, dated as of October 2,
                  1997, among Fremont Purchaser II, Inc.,  RCBA
                  Purchaser  I, L.P. and the Company (filed  as
                  Exhibit (c)(1) to the Company's Schedule 13E-
                  3 dated October 8, 1997, and incorporated herein by reference.)

           10.38  Kinetic Concepts, Inc. Management Equity Plan
                  (filed  as  Exhibit (c)(4) to  the  Company's
                  Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

           10.39  Management  Equity Agreement for  Raymond  R.
                  Hannigan,  dated October 2,  1997  (filed  as
                  Exhibit (c)(6) to the Company's Schedule 13E-
                  3 dated October 8, 1997, and incorporated herein by reference.)

           10.40  Offer  to  Purchase, dated  October  8,  1997
                  (filed  as  Exhibit (d)(1) to  the  Company's
                  Schedule  13E-3 dated October  8,  1997,  and
                  incorporated herein by reference.)

           10.41  Kinetic   Concepts  Management  Equity   Plan
                  effective  October 1, 1997 (filed as  Exhibit
                  10.33   on  Form  10-K  for  the  year  ended
                  December 31, 1997, and incorporated herein by
                  reference.)

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

           22.1   List  of Subsidiaries (filed as Exhibit  22.1
                  to  the Company's Annual Report on Form  10-K
                  for  the  year  ended December 31,  1997  and
                  incorporated herein by reference).

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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ RAYMOND HANNIGAN
               -------------------------------------
               Raymond Hannigan
               President and Chief Executive Officer



          By:  /s/ MARTIN J. LANDON
               -------------------------------------
               Martin J. Landon
               Vice President, Accounting and
                  Corporate Controller



Date:  May 15, 1998


