Form 10-Q
period 1998-06-30
KINETIC CONCEPTS INC /TX/
filed 1998-08-14
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
-------------------------------     ------------------------------------
     (State of Incorporation)       (I.R.S. Employer Identification  No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
-------------------------------     ------------------------------------
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


        Common Stock: 17,713,152 shares as of August 3, 1998




                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                              June 30,    December 31,
                                                1998         1997
                                            -----------   ------------
 Assets:                                     (unaudited)
 Current assets:
   Cash and cash equivalents..............   $  8,827       $ 61,754
   Accounts receivable,net................     78,503         81,238
   Inventories............................     24,741         21,553
   Prepaid expenses and other.............     13,285         18,446
                                              -------        -------
      Total current assets................    125,356        182,991

 Property, plant and equipment,net........     82,881         75,434
 Goodwill, less accumulated amortization
   of $15,601 in 1998 and $13,989 in 1997.     46,116         45,899
 Loan issuance costs, less accumulated
   amortization of $1,532 in 1998 and $382
   in 1997................................     16,203         17,346
 Other assets, less accumulated
   amortization of $3,265 in 1998 and
   $3,100 in 1997.........................     31,443         29,481
                                              -------        -------
                                             $301,999       $351,151
                                              =======        =======

 Liabilities and Capital Accounts:
 Current liabilities:
   Accounts payable.......................   $  6,545       $ 40,353
   Accrued expenses.......................     37,843         41,334
   Current installments of long-term
     obligations..........................      6,800          4,800
   Current installments of capital lease
     obligations..........................        144            139
                                              -------        -------
      Total current liabilities...........     51,332         86,626
                                              -------        -------

 Long-term obligations, excluding current
   installments...........................    509,479        529,901
 Capital lease obligations, excluding
   current installments...................        217            312
 Deferred income taxes, net...............     10,289         10,010
                                              -------        -------
                                              571,317        626,849
                                              -------        -------

 Commitments and contingencies (Note 6)

 Shareholders' deficit:
   Common stock; issued and outstanding
     17,713 in 1998 and in 1997...........         18             18
   Accumulated deficit....................   (265,980)      (273,232)
   Cumulative foreign currency translation
     adjustment...........................     (3,356)        (2,484)
                                              -------        -------
                                             (269,318)      (275,698)
                                              -------        -------
                                             $301,999       $351,151
                                              =======        =======


See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                            Three months ended    Six months ended
                                 June 30,              June 30,
                            ------------------  --------------------
                              1998      1997      1998       1997
                            --------  --------  --------   ---------
Revenue:
  Rental and service......  $65,078   $61,300   $130,323   $123,125
  Sales and other.........   16,280    13,731     32,932     25,087
                             ------    ------    -------    -------

    Total revenue.........   81,358    75,031    163,255    148,212

Rental expenses...........   42,079    38,904     84,222     76,616
Cost of goods sold........    6,070     5,770     12,429     10,012
                             ------    ------    -------    -------
                             48,149    44,674     96,651     86,628
                             ------    ------    -------    -------

    Gross profit..........   33,209    30,357     66,604     61,584

Selling, general and
  administrative expenses.   17,649    14,134     33,854     29,144
                             ------    ------    -------    -------

    Operating earnings....   15,560    16,223     32,750     32,440

Interest income...........      143       431        392        946
Interest expense..........  (12,015)      (32)   (24,318)       (93)
Foreign currency loss.....      (79)       --       (241)        --
                             ------    ------    -------    -------

    Earnings before income
      taxes and minority
      interest............    3,609    16,622      8,583     33,293
Income taxes..............    1,453     6,649      3,443     13,317
Minority interest in
  subsidiary loss (gain)..       22       (21)        24        (21)
                             ------    ------     ------    -------

    Net earnings..........  $ 2,178   $ 9,952   $  5,164   $ 19,955
                             ======    ======    =======    =======

    Earnings per share....  $  0.12   $  0.24   $   0.29   $   0.47
                             ======    ======    =======    =======
    Earnings per share -
        assuming dilution.  $  0.12   $  0.23   $   0.28   $   0.46
                             ======    ======    =======    =======

    Average common shares:
        Basic (weighted
        average outstanding
        shares)...........   17,713    42,317     17,713     42,322
                             ======    ======    =======    =======

        Diluted (weighted
        average outstanding
        shares............   18,325    43,806     18,326     43,737
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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                   Six months ended
                                                        June 30,
                                                 --------------------
                                                    1998      1997
                                                 ---------  ---------
Cash flows from operating activities:
  Net earning.................................   $  5,164   $ 19,955
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating
    activities:
      Depreciation............................     12,584      9,828
      Amortization............................      2,928      1,146
      Provision for uncollectible accounts
        receivable............................      1,125      1,434
      Change in assets and liabilities:
        Decrease (increase) in accounts
          receivable, net.....................      1,393    (15,656)
        Increase in inventories...............     (3,327)      (643)
        Decrease (increase) in prepaid
          expenses and other..................      5,161     (1,816)
        Decrease in accounts payable..........    (33,836)      (291)
        Increase (decrease) in accrued
          expenses............................     (3,605)     1,065
        Increase in income taxes payable......         --        272
        Increase in deferred income taxes, net        279      2,463
                                                   ------     ------
          Net cash provided (used) by
            operating activities..............    (12,134)    17,757
                                                   ------     ------
Cash flows from investing activities:
  Additions to property, plant and equipment..    (12,891)   (13,533)
  Increase in inventory to be converted into
    equipment for short-term rental...........     (8,300)    (3,645)
  Dispositions of property, plant and equipment     1,012      1,096
  Businesses acquired in purchase transactions,
    net of cash acquired......................     (2,827)   (12,445)
  Increase in other assets....................     (1,138)    (3,223)
                                                   ------     ------
          Net cash used by investing activities   (24,144)   (31,750)
                                                   ------     ------
Cash flows from financing activities:
  Repayments of long-term obligations.........    (18,417)        --
  Repayments of capital lease obligations.....        (90)       (53)
  Proceeds from the exercise of stock options.         --      1,963
  Purchase and retirement of treasury stock...         --     (4,133)
  Cash dividends paid to shareholders.........         --     (3,205)
  Recapitalization costs and other............      2,087        217
                                                   ------     ------
          Net cash used by financing activities   (16,420)    (5,211)
                                                   ------     ------
Effect of exchange rate changes on cash and
  cash equivalents............................       (229)    (1,453)
                                                   ------     ------
Net decrease in cash and cash equivalents.....    (52,927)   (20,657)
Cash and cash equivalents, beginning of period     61,754     59,045
                                                   ------     ------
Cash and cash equivalents, end of period......   $  8,827   $ 38,388
                                                   ======     ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first six months for:
    Interest..................................   $ 24,220         84
    Income taxes..............................   $  2,850      8,783



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

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                          June 30,     December 31,
                                            1998           1997
                                         ----------    ------------

         Finished goods...........         $ 8,979       $ 8,487
         Work in progress.........           5,645         2,743
         Raw materials, supplies
           and parts..............          25,817        17,723
                                            ------        ------
                                            40,441        28,953

         Less amounts expected to be
         converted into equipment for
         short-term rental...........       15,700         7,400
                                            ------        ------

            Total inventories........      $24,741       $21,553
                                            ======        ======



(3)   RECAPITALIZATION
      ----------------

          On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased 7.8 million shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $19.25 per share. The proceeds of the stock purchase, together with approximately $534.0


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(3)  RECAPITALIZATION (continued)
     ----------------------------

     million of aggregate proceeds from certain financings, were used to purchase approximately 31.0 million shares of the Company's common stock from the selling shareholders at a price of $19.25 per share, net to seller, and pay all related fees and expenses.

          Also pursuant to the Transaction Agreement, the Investors were merged with and into the Company on January 5, 1998 with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 7,029,922, 4,644,010, 5,939,220 and 100,000
     shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There are currently no other shareholders but certain members of management have retained, and/or have been granted, additional options to purchase common shares. The transactions have been accounted for as a recapitalization and as a result, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded in retained earnings as a cash distribution to the selling shareholders.


(4)  LONG TERM OBLIGATIONS
     ---------------------

          Long-term obligations consist of the following (in thousands):

                                               June 30,    December 31,
                                                 1998         1997
                                             -----------   ------------
        Senior Credit Facilities:
           Revolving bank credit facility..    $  8,500    $ 24,500
           Acquisition credit facility.....      10,000      10,000
           Term loans:
              Tranche A due 2003...........     118,500     120,000
              Tranche B due 2004...........      89,550      90,000
              Tranche C due 2005...........      89,550      90,000
                                                -------     -------
                                                316,100     334,500
        9 5/8% Senior Subordinated Notes
           Due 2007........................     200,000     200,000
                                                -------     -------
                                                516,100     534,500
        Less: Current installments.........       6,800       4,800
                                                -------     -------
                                                509,300     529,700
        Other..............................         179         201
                                                -------     -------
                                               $509,479    $529,901
                                                =======     =======








ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


 (4)  LONG TERM OBLIGATIONS (continued)
      ---------------------------------

     Senior Credit Facilities

           Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the
     Term Loans, the Revolving Loans and the Acquisition Loans are available. During the first three months of 1998, the Company entered into an interest rate swap transaction whereby the interest rate on $150,000,000 of the term loans is fixed at
     5.7575% through January 8, 2001. As a result of this transaction, the Company recorded additional interest expense of approximately $45,000 through the six months ended June 30, 1998.

           The Revolving Loans may be repaid and reborrowed. At June 30, 1998, the aggregate availability under the Revolving Credit and Acquisition Facilities was $81.5 million.

           The Term Loans are subject to quarterly amortization payments that commenced on March 31, 1998. Commitments under the Acquisition Facility will expire three years from the closing of the Bank Credit Agreement and the Acquisition Facility loans outstanding shall be repayable in equal quarterly amortization payments commencing March 31, 2001. In addition, the Bank Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS (continued)
     ---------------------------------

     asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at June 30, 1998.

     9 5/8% Senior Subordinated Notes Due 2007

          The 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes") are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998, to the persons who are registered Holders at the close of business on April 15 and October 15, respectively, immediately preceding the applicable interest payment date. Interest on the Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance.

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

                                   Three months ended  Six months ended
                                        June 30,            June 30,
                                   ------------------- ----------------
                                     1998       1997     1998     1997
                                   --------   -------- -------- -------
     Net earnings...............   $ 2,178    $ 9,952  $ 5,164  $19,955

     Average common shares:
       Basic (weighted-average
         outstanding shares)....    17,713     42,317   17,713   42,322

       Dilutive potential
         common shares from
         stock options..........       612      1,489      613    1,415
                                    ------     ------   ------   ------
       Diluted (weighted-
         average outstanding
         shares)................    18,325     43,806   18,326   43,737
                                    ======     ======   ======   ======

     Earnings per share.........   $  0.12    $  0.24  $  0.29  $  0.47
                                    ======     ======   ======   ======
     Earnings per share -
     assuming dilution..........   $  0.12    $  0.23  $  0.28  $  0.46
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

          Other than commitments for new product inventory, including disposable "for sale" products, of $6.1 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.


(7)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This standard requires disclosure of total nonowner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity such as equity and cash investment adjustments and foreign currency translation adjustments. On this basis, these nonowner changes in shareholders' equity, including net earnings, for the three months ended June 1998 and 1997 totaled $124,000 and $100,000, respectively and for the first half of 1998 and 1997, totaled $872,000 and $3.2 million, respectively.

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

           In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of June 30, 1998 and December 31, 1997 and the related condensed consolidating statements of earnings for the three and six month periods ended June 30,1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997, respectively.




        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                            June 30, 1998
                           (in thousands)
                             (unaudited)


                               Kinetic                         Reclassi-   Kinetic
                              Concepts,               Non-     fications  Concepts,
                                 Inc.     Guarantor  Guarantor     and        Inc.
                                Parent       Sub-      Sub-       Elimi-    and Sub-
                               Company   sidiaries  sidiaries   nations   sidiaries
                              --------   ---------  ---------  ---------  ---------

ASSETS:

Current assets:
  Cash and cash equivalents. $      --   $  1,462     $ 7,365    $    --   $  8,827
  Accounts receivable, net..        --     69,835      15,458     (6,790)    78,503
  Inventories...............        --     15,586       9,155         --     24,741
  Prepaid expenses and other     2,009      7,473       3,803         --     13,285
                                ------    -------      ------     ------    -------
    Total current assets....     2,009     94,356      35,781     (6,790)   125,356

Net property, plant and
  equipment.................        --     83,464       9,608    (10,191)    82,881
Goodwill, net...............        --     40,560       5,556         --     46,116
Loan issuance costs, net....        --     16,203          --         --     16,203
Other assets, net...........        --     31,389          54         --     31,443
Intercompany investments
  and advances..............  (271,306)   457,355       4,333   (190,382)        --
                               -------    -------      ------    -------    -------
      Total assets.......... $(269,297)  $723,327     $55,332  $(207,363)  $301,999
                               =======    =======      ======    =======    =======

LIABILITIES AND CAPITAL
ACCOUNTS:

Accounts payable...........  $      --   $  4,782     $ 1,763  $      --   $  6,545
Accrued expenses...........         --     30,563       7,280         --     37,843
Current installments of
  long-term obligations....         --      6,800          --         --      6,800
Intercompany payables......         21      5,545       6,467    (12,033)        --
Current installments of
  capital lease obligations         --        144          --         --        144
                              --------    -------      ------   --------    -------
     Total current liabil-
       ities...............         21     47,834      15,510    (12,033)    51,332
                              --------    -------     -------   --------    -------
Long-term obligations,
  excluding current
  installments.............         --    509,479          --         --    509,479
Capital lease obligations,
  excluding current
  installments.............         --        175          42         --        217
Deferred income taxes, net.         --     15,238          --     (4,949)    10,289
                               -------    -------     -------   --------    -------
     Total liabilities.....         21    572,726      15,552    (16,982)   571,317
Shareholders' equity
  (deficit)................   (269,318)   150,601      39,780   (190,381)  (269,318)
                               -------    -------     -------   --------    -------
     Total liabilities and
       equity (deficit)....  $(269,297)  $723,327    $ 55,332  $(207,363)  $301,999
                               =======    =======     =======    =======    =======


        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1997
                           (in thousands)

                              Kinetic                         Reclassi-   Kinetic
                             Concepts,               Non-     fications  Concepts,
                               Inc.     Guarantor  Guarantor     and        Inc.
                              Parent       Sub-      Sub-       Elimi-    and Sub-
                              Company   sidiaries  sidiaries   nations   sidiaries
                             --------   ---------  ---------  ---------  ----------

ASSETS:

Current assets:
  Cash and cash equivalents. $     --   $ 44,439   $17,315    $      --   $  61,754
  Accounts receivable, net..       --     75,932    15,002       (9,696)     81,238
  Inventories...............       --     12,006     9,547           --      21,553
  Prepaid expenses and other    2,010     14,851     1,585           --      18,446
                              -------    -------    ------     --------    --------
       Total current assets.    2,010    147,228    43,449       (9,696)    182,991

Net property, plant and
  equipment.................       --     76,811     9,065      (10,442)     75,434
Goodwill, net...............       --     40,081     5,818           --      45,899
Loan issuance costs, net....       --     17,346        --           --      17,346
Other assets, net...........       --     29,354       127           --      29,481
Intercompany investments
  and advances.............. (276,832)   460,984     1,511     (185,663)         --        --
                              -------    -------    ------      -------      ------

       Total assets.........$(274,882)  $771,804   $59,970    $(205,801)   $351,151
                              =======    =======    ======      =======     =======

LIABILITIES AND CAPITAL
ACCOUNTS:

Accounts payable........... $      --   $ 38,157   $ 2,196    $      --    $ 40,353
Accrued expenses...........        --     35,643     5,691           --      41,334
Current installments on
   long-term obligations...        --      4,800        --           --       4,800
Intercompany payables......       876        423     9,761      (11,060)         --
Current installments of
   capital lease obli-
   gations.................        --        139        --           --         139
Income tax payable.........        --         --       648         (648)         --
                             --------    -------    ------     --------      ------
      Total current
         liabilities.......       876     79,162    18,296      (11,708)     86,626
                             --------    -------    ------     --------      ------
Long-term obligations
   excluding current
   installments...........        --     529,901        --           --     529,901
Capital lease obligations,
   excluding current
   installments...........        --         256        56           --         312
Deferred income taxes, net        --      18,440        --       (8,430)     10,010
                             -------     -------    ------      -------     -------
      Total liabilities...       876     627,759    18,352      (20,138)    626,849
Shareholders' equity
   (deficit)..............  (275,698)    144,045    41,618     (185,663)   (275,698)
                             -------     -------    ------      -------     -------
      Total liabilities
         and equity
         (deficit)........ $(274,822)   $771,804   $59,970    $(205,801)   $351,151
                             =======     =======    ======      =======     =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended June 30, 1998
                           (in thousands)
                             (unaudited)

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------   ----------

Revenue:
Rental and service...   $   --    $52,801     $12,277    $    --    $65,078
Sales and other......       --     13,253       5,957     (2,930)    16,280
                         -----     ------      ------     ------     ------
   Total revenue            --     66,054      18,234     (2,930)    81,358

Rental expenses......       --     31,255      10,824         --     42,079
Cost of goods sold...       --      4,581       3,094     (1,605)     6,070
                         -----     ------      ------      -----     ------
                            --     35,836      13,918     (1,605)    48,149
                         -----     ------      ------      -----     ------
   Gross profit......       --     30,218       4,316     (1,325)    33,209

Selling, general and
   administrative
   expenses..........       --     14,305       3,344         --     17,649
                         -----     ------      ------      -----     ------
   Operating earnings       --     15,913         972     (1,325)    15,560

Interest income......       --         85          58         --        143
Interest expense.....       --    (12,015)         --         --    (12,015)
Foreign currency gain
   (loss)............       --        292        (371)        --        (79)
                         -----     ------      ------      -----     ------
   Earnings before
      income taxes
      and minority
      interest.......       --      4,275         659     (1,325)     3,609
Income taxes.........       --      1,728         270       (545)     1,453
Minority interest....       --         --          22         --         22
                         -----      -----      ------      -----     ------

   Earnings before
      equity in
      earnings of
      subsidiaries...       --      2,547         411       (780)     2,178
   Equity in
      earnings of
      subsidiaries...    2,178        412          --     (2,590)        --
                         -----      -----      ------      -----     ------
   Net earnings......  $ 2,178    $ 2,959     $   411    $(3,370)     2,178
                         =====      =====      ======      =====     ======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended June 30, 1997
                           (in thousands)
                             (unaudited)

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------   ---------

Revenue:
Rental and service..   $    --    $49,974    $11,326     $     --    $61,300
Sales and other.....     7,370      8,207      5,194       (7,040)    13,731
                        ------     ------     ------       ------     ------
   Total revenue....     7,370     58,181     16,520       (7,040)    75,031

Rental expenses.....        --     30,324     10,601       (2,021)    38,904
Cost of goods sold..     7,300      1,932      3,133       (6,595)     5,770
                        ------     ------     ------       ------     ------
                         7,300     32,256     13,734       (8,616)    44,674
                        ------     ------     ------       ------     ------
   Gross profit.....        70     25,925      2,786        1,576     30,357

Selling, general and
   administrative
   expenses.........     1,373     12,032        729           --     14,134
                        ------     ------     ------       ------     ------
   Operating earnings
      (loss)........    (1,303)    13,893      2,057        1,576     16,223
Interest income.....        77        306         48           --        431
Interest expense....       (22)      (206)         9          187        (32)
                        ------     ------     ------       ------     ------
   Earnings (loss)
      before income
      taxes and
      minority
      interest......    (1,248)    13,993      2,114        1,763     16,622
Income taxes........      (492)     5,410        944          787      6,649
Minority interest...        --         --        (21)          --        (21)
                        ------     ------     ------       ------     ------
   Earnings (loss)
      before equity
      in earnings
      (loss) of
      subsidiaries..      (756)     8,583      1,149          976      9,952
   Equity in
      earnings (loss)
      of subsidiaries   10,708      1,149         --      (11,857)        --
                        ------     ------     ------       ------     ------
   Net earnings.....   $ 9,952    $ 9,732    $ 1,149     $(10,881)   $ 9,952
                        ======     ======     ======       ======     ======









        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
               For the six months ended June 30, 1998
                           (in thousands)
                             (unaudited)

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ---------

Revenue:
Rental and service..   $    --    $106,397   $23,926    $    --     $130,323
Sales and other.....        --      26,502    11,399     (4,969)      32,932
                        ------     -------    ------     ------      -------
   Total revenue....        --     132,899    35,325     (4,969)     163,255

Rental expenses.....        --      62,763    21,459         --       84,222
Cost of goods sold..        --       9,002     6,044     (2,617)      12,429
                        ------     -------    ------     ------      -------
                            --      71,765    27,503     (2,617)      96,651
                        ------     -------    ------     ------      -------
    Gross profit....        --      61,134     7,822     (2,352)      66,604

Selling, general and
   administrative
   expenses.........        --      23,845    10,009         --       33,854
                        ------     -------    ------     ------      -------
    Operating earn-
       ings (loss)..        --      37,289    (2,187)    (2,352)      32,750
Interest income.....        --         257       135         --          392
Interest expense....        --     (24,318)       --         --      (24,318)
Foreign currency
   gain(loss).......        --         414      (655)        --         (241)
    Earnings (loss)
       before income
       taxes and
       minority
       interest.....        --      13,642    (2,707)    (2,352)       8,583
Income taxes........        --       5,514    (1,111)      (960)       3,443
Minority interest...        --          --        24         --           24
                        ------     -------   -------     ------      -------
    Earnings (loss)
       before equity
       in earnings
       (loss) of
       subsidiaries.        --       8,128    (1,572)    (1,392)       5,164
    Equity in earn-
       ings (loss)
       of subsidiar-
       ies..........     5,164      (1,572)       --     (3,592)          --
                        ------     -------    ------     ------      -------
    Earnings (loss).   $ 5,164    $  6,556   $(1,572)   $(4,984)     $ 5,164
                        ======     =======    ======     ======      =======










        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
               For the six months ended June 30, 1997
                           (in thousands)
                             (unaudited)

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ----------

Revenue:
Rental and service... $     --     $100,388   $22,737    $     --   $123,125
Sales and other......   13,998       14,871     9,717     (13,499)    25,087
                        ------      -------    ------      ------    -------
    Total revenue       13,998      115,259    32,454     (13,499)   148,212

Rental expenses......       --       60,492    20,162      (4,038)    76,616
Cost of goods sold...   13,565        3,649     5,562     (12,764)    10,012
                        ------      -------    ------      ------    -------
                        13,565       64,141    25,724     (16,802)    86,628
                        ------      -------    ------      ------    -------
    Gross profit.....      433       51,118     6,730       3,303     61,584
Selling, general and
  administrative
  expenses...........    3,398       18,738     7,008          --     29,144
                        ------      -------    ------      ------    -------
    Operating
      earnings (loss)   (2,965)      32,380      (278)      3,303     32,440
Interest income......       90          726       130          --        946
Interest expense.....      (46)        (422)       --         375        (93)
                        ------      -------    ------      ------    -------
    Earnings (loss)
      before income
      taxes and
      minority
      interest.......   (2,921)      32,684      (148)      3,678     33,293
Income taxes.........   (1,152)      12,636       (66)      1,899     13,317
Minority interest....       --           --       (21)         --        (21)
                        ------      -------    ------      ------    -------
    Earnings (loss)
       before equity
       in earnings
       (loss) of
       subsidiaries..   (1,769)      20,048      (103)      1,779     19,955
    Equity in
     earnings (loss)
     of subsidiar-
     ies............    21,724         (103)       --     (21,621)        --
                        ------      -------    ------      ------    -------
    Net earnings
       (loss).......   $19,955     $ 19,945   $  (103)   $(19,842)  $ 19,955
                        ======      =======    ======      ======    =======






        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
               For the six months ended June 30, 1998
                           (in thousands)
                             (unaudited)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ---------



Cash flows from
operating
activities:
Net earnings (loss)..  $ 5,164    $  6,556   $(1,572)   $(4,984)    $ 5,164
Adjustments to
  reconcile net
  earnings (loss) to
  net cash used by
  operating
  activities.........   (5,164)    (13,779)    1,081        564     (17,298)
                         -----      ------    ------      -----      ------
Net cash used by
  operating
  activities.........       --      (7,223)     (491)    (4,420)    (12,134)
Cash flows from
investing
activities:
  Additions to
    property,
    plant and
    equipment........       --     (13,800)   (3,092)     4,001     (12,891)
  Increase in
    inventory to
    be converted into
    equipment for
    short-term rental       --      (8,300)       --         --      (8,300)
  Dispositions of
    property, plant
    and equipment....       --       1,012        --         --       1,012
  Businesses
    acquired in
    purchase
    transactions, net
    of cash acquired.       --      (2,827)       --         --      (2,827)
  Decrease (increase)
    in other assets..       --      (1,168)       30         --      (1,138)
                         -----       -----     -----      ------      -----
Net cash used by
  investing
  activities.........       --     (25,083)   (3,062)     4,001     (24,144)
Cash flows from
  financing activities:
    Repayments of
      notes payable and
      long-term
      obligations....        --    (18,417)       --         --     (18,417)
    Repayments of
      capital lease
      obligations....        --        (75)      (15)        --         (90)
    Proceeds
      (payments) on
      intercompany
      investments and
      advances.......     (3,212)    9,175    (6,049)        86          --
    Recapitalization
      costs - fees
      and expenses...      2,087        --        --         --       2,087
    Other............      1,125    (1,354)     (333)       562          --
                           -----     -----     -----      -----      ------
Net cash used by
  financing activi-
  ties...............         --   (10,671)   (6,397)       648     (16,420)
Effect of exchange
  rate changes on
  cash and cash
  equivalents........         --        --        --       (229)       (229)
                           -----    ------    ------      -----      ------
Net decrease in cash
  and cash equivalents        --   (42,977)   (9,950)        --     (52,927)
Cash and cash
  equivalents,
  beginning of period         --    44,439    17,315         --      61,754
                           -----    ------    ------       ----      ------
Cash and cash
  equivalents, end of
  period.............     $   --   $ 1,462   $ 7,365      $  --     $ 8,827
                           =====    ======    ======       ====      ======






        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
               For the six months ended June 30, 1997
                           (in thousands)
                             (unaudited)


                            Kinetic                         Reclassi-   Kinetic
                           Concepts,               Non-     fications  Concepts,
                             Inc.    Guarantor  Guarantor     and        Inc.
                            Parent       Sub-      Sub-       Elimi-    and Sub-
                           Company   sidiaries  sidiaries   nations   sidiaries
                           --------  ---------  ---------  ---------  ---------


Cash flows from
operating activities:
Net earnings (loss)....   $ 19,955   $ 19,945    $  (103)   $(19,842)   $ 19,955
Adjustments to
  reconcile net
  earnings (loss) to
  net cash provided
  (used) by operating
  activities...........    (18,040)   (19,117)      (226)     35,185      (2,198)
                            ------     ------     ------      ------      ------
Net cash provided
  (used) by operating
  activities...........      1,915        828       (329)     15,343      17,757
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment......      1,152    (10,650)    (1,718)     (2,317)    (13,533)
  Increase in inventory
    to be converted
    into equipment for
    short-term rental..     (3,645)        --         --          --      (3,645)
  Dispositions of
    property, plant and
    equipment..........         --      1,094          2          --       1,096
  Businesses acquired
    in purchase
    transactions, net
    of cash acquired..          --    (12,445)        --          --     (12,445)
  Decrease (increase)
    in other assets...        (784)     1,240        241      (3,920)     (3,223)
                             -----    -------      -----       -----      ------
Net cash used by
  investing activities      (3,277)   (20,761)    (1,475)     (6,237)    (31,750)
Cash flows from
financing activities:
  Borrowings of notes
    payable and long-
    term obligations.           --        218         --        (218)         --
  Proceeds
    (repayments) of
    capital lease
    obligations......          (11)        --          9         (51)        (53)
  Proceeds from the
    exercise of
    stock options....         1,963        --         --          --       1,963
  Proceeds (payments)
    on intercompany
    investments and
    advances.........         9,080    (8,158)     7,672      (8,594)         --
  Purchase and
    retirement of
    treasury stock...        (4,133)       --         --          --      (4,133)
  Cash dividends
    paid to share-
    holders..........        (3,205)       --         --          --      (3,205)
  Other..............        (1,148)   (2,597)    (2,975)      6,937         217
                              -----     -----      -----      ------       -----
Net cash provided
  (used) by financing
  activities.........         2,546   (10,537)     4,706      (1,926)     (5,211)
Effect of exchange
  rate changes on
  cash and cash
  equivalents........            --        --         --      (1,453)     (1,453)
                             ------    ------      ------      -----       -----
Net increase
  decrease) in cash
  and cash equiva-
  lents..............         1,184   (30,470)      2,902      5,727     (20,657)
Cash and cash
  equivalents,
  beginning of period            --    50,287      14,485     (5,727)     59,045
                             ------    ------      ------      -----      ------
Cash and cash
  equivalents, end
  of period..........       $ 1,184   $19,817     $17,387     $   --     $38,388
                             ======    ======      ======      =====      ======







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------


Results of Operations

Second Quarter of 1998 Compared to Second Quarter of 1997
---------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year ($ in thousands):

                                    Three Months Ended June 30,
                                  --------------------------------
                                       Revenue          Increase
                                   Relationship        (Decrease)
                                   -------------      ------------
                                    1998   1997         $     Pct
                                    ----   ----      ------   ----
Revenue:
  Rental and service.........        80%    82%     $ 3,778     6%
  Sales and other............        20     18        2,549    19%
                                    ---    ---       ------
    Total revenue............       100%   100%       6,327     8%

Rental expenses..............        52     52        3,175     8%
Cost of goods sold...........         7      7          300     5%
                                    ---    ---        -----

    Gross profit ............        41     41        2,852     9%
Selling, general and
  administrative expenses....        22     19        3,515    25%


    Operating earnings......         19     22         (663)   (4%)

Interest income.............         --     --         (288)  (67%)
Interest expense............        (14)    --      (11,983)    -
Foreign currency loss.......         --     --          (79)    -
                                    ---    ---       ------

    Earnings before income
      taxes and minority
      interest..............          5     22      (13,013)  (78%)

Income taxes................          2      9       (5,196)  (78%)
Minority interest in subsid-
  iary loss.................         --     --           43   205%
                                    ---    ---        -----

     Net earnings...........          3%    13%      (7,774)  (78%)
                                    ===    ===        =====



      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                            June 30,
                                       -------------------
                                         1998        1997
                                       --------    -------

     Domestic specialty surfaces.....  $  49.8     $  48.8
     International surfaces..........     17.5        16.4
     Medical devices.................     14.0         9.5
     Other...........................       .1          .3
                                        ------      ------
                                       $  81.4     $  75.0
                                        ======      ======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total revenue in the second quarter of 1998 increased 8.4% to $81.4 million from $75.0 million in the second quarter of 1997. Revenue from the Company's domestic specialty surface business was $49.8 million, up $1.0 million, or 2.0%, from $48.8 million in the second quarter of the prior year. The increased revenue was due primarily to the addition of RIK Medical, which the Company acquired in October 1997. Therapy day growth has been substantially offset by lower overall prices due primarily to a change in product mix from framed products to lower cost overlays. Sales for the period grew as a percentage of total revenue due to a combination of sales of disposable products associated with the Company's medical devices and sales of wound care dressings and related products which the Company introduced in the current year.

     Revenue from the Company's international operations increased $1.1 million, or 6.7%, to $17.5 million from $16.4 million in the second quarter of 1997. The international revenue increase reflects higher therapy days in virtually all of the Company's middle-tier markets, e.g., the Netherlands, Canada and Switzerland, which were partially offset by softness in the United Kingdom and by unfavorable currency exchange rate fluctuations of $1.7 million.

      Revenue from medical device operations increased $4.5 million, or 47.4%, to $14.0 million from $9.5 million in the second quarter of 1997, due substantially to growth in V.A.C. rentals in the United States. Rentals of the PlexiPulse vascular assistance device also increased 10.6%, compared to the prior year, due to increased market penetration.

      Rental, or field, expenses increased $3.2 million, or 8.2%, to $42.1 million from $38.9 million in the second quarter of 1997. This increase is primarily attributable to costs associated with the Ethos, Equi-Tron and RIK Medical acquisitions completed during 1997 including increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.7% and 63.5% for the second quarter of 1998 and 1997, respectively.

      Cost of goods sold increased $300,000, or 5.2%, to $6.1 million in the second quarter of 1998 from $5.8 million in the second quarter of 1997. This increase was directly attributable to increased sales of disposables associated with the Company's medical devices.

      Gross profit increased 9.4% to $33.2 million in the second quarter of 1998 from $30.4 million in the second quarter of 1997 due to increased rental revenue as well as increased sales volumes. Gross profit margin for the second quarter, as a percentage of total revenue, was 40.8%, compared with 40.5% for the second quarter of 1997.

       Selling, general and administrative expenses increased $3.5 million, or 24.9%, to $17.6 million in the second quarter of 1998 from $14.1 million in the second quarter of 1997. This increase was due in part to goodwill amortization associated with the 1997 business acquisitions, as well as increased legal and professional fees. The legal and professional fee increase was caused by continuing litigation and systems/process improvement projects including the recent conversion of the Company's manufacturing system to an Oracle platform. As a percentage of total revenue, selling, general and administrative expenses were 21.7% in the second quarter of 1998 as compared to 18.8% in the second quarter of 1997.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      As a result of the increased SG&A spending, operating earnings for the period decreased 4.1% to $15.6 million compared to $16.2 million in the second quarter of 1997.

     Interest  income for the three months ended June  30,  1998  was approximately $140,000 compared to approximately $430,000 in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in the first nine months of 1997 and the leveraged recapitalization transactions completed during the fourth quarter of last year.

      Interest expense for the three months ended June 30, 1998 was $12.0 million compared to $32,000 for the second quarter of 1997. The interest expense increase was due to interest accrued on an average balance of approximately $515 million in long-term debt obligations associated with the recapitalization.

      Net earnings decreased $7.8 million, or 78.1%, to $2.2 million in the second quarter of 1998 from $10.0 million in the second quarter of 1997. This decrease was due substantially to the increase in interest expense as discussed above.

First Six Months of 1998 Compared to First Six Months of 1997

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year ($ in thousands):

                                      Six Months Ended June 30,
                                      ---------------------------
                                        Revenue       Increase
                                     Relationship    (Decrease)
                                     ------------    -----------
                                      1998   1997      $      Pct
                                     ------ -----    -----   ----
Revenue:
  Rental and service...........        80%    83%   $ 7,198    6%
  Sales and other..............        20     17      7,845   31%
                                      ---    ---     ------
    Total revenue..............       100%   100%    15,043   10%

Rental expenses................        51     51      7,606   10%
Cost of goods sold.............         8      7      2,417   24%
                                      ---    ---     ------

    Gross profit...............        41     42      5,020    8%
Selling, general and
  administrative expenses......        21     20      4,710   16%
                                      ---    ---     ------
    Operating earnings.........        20     22        310    1%

Interest income................        --     --       (554) (59%)
Interest expense...............       (15)    --    (24,225)  --
Foreign currency loss..........        --     --       (241)  --
                                      ---    ---     ------

    Earnings before income
      taxes and minority
      interest.................         5     22    (24,710) (74%)

Income taxes...................         2      9     (9,874) (74%)
Minority interest in subsidiary
  loss.........................        --     --         45  214%
                                      ---    ---     ------
    Net earnings...............         3%    13%  $(14,791) (74%)
                                      ===    ===     ======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------


      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                        Six months ended
                                            June 30,
                                        -----------------
                                        1998        1997
                                        -----      -----
     Domestic specialty surfaces..    $ 101.6     $ 97.9
     International surfaces.......       34.2       32.4
     Medical devices..............       27.2       17.4
     Other........................         .3         .5
                                        -----      -----
                                      $ 163.3     $148.2


     Total revenue in the first six months of 1998 increased $15.1 million, or 10.2%, to $163.3 million from $148.2 million in the first six months of 1997. Revenue from the Company's domestic specialty surface business was $101.6 million, up $3.7 million, or 3.8%, from $97.9 million in the first six months of the prior year. The increased revenue was due to a combination of higher patient therapy days and the addition of RIK Medical, which the Company acquired in October 1997. Sales for the period grew as a percentage of total revenue due substantially to sales of disposable products associated with the Company's medical devices and wound care dressing products.

     Revenue from the Company's international operations increased $1.8 million, or 5.6%, to $34.2 million from $32.4 million in the six months ended June 30, 1997. The international revenue increase reflects higher therapy days in virtually all of the Company's middle-tier markets, e.g., the Netherlands, Canada and Switzerland, which were largely offset by softness in the United Kingdom and by unfavorable currency exchange rate fluctuations of approximately $2.4 million.

      Revenue from medical device operations increased $9.8 million, or 56.3% to $27.2 million from $17.4 million in the six months ended June 30, 1997, due substantially to growth in V.A.C. rentals in the United States. Rentals of the PlexiPulse vascular assistance device also increased 28.2% during the first six months of 1998 due to increased market penetration.

      Rental, or field, expenses increased $7.6 million, or 9.9%, to $84.2 million from $76.6 million in the first half of 1997. This spending increase is primarily attributable to costs associated with the four business acquisitions completed during 1997 including increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.6% and 62.2% for the first half of 1998 and 1997, respectively.

      Cost of goods sold in the first half of 1998 increased $2.4 million, or 24.1%, to $12.4 million compared to $10.0 million in the first six months of 1997. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices.

      Gross profit increased $5.0 million, or 8.2%, to $66.6 million in the first six months of 1998 from $61.6 million in the first six months of 1997 due to increased rental revenue as well as increased sales volumes. Gross profit margin for the first half, as a percentage of total revenue, was 40.8%, down from 41.6% for the first half of 1997, due substantially to the relative increase in rental expenses for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      Selling, general and administrative expenses increased 16.2% to $33.9 million in the first six months of 1998 from $29.1 million in the first six months of 1997. This increase was due in part to goodwill amortization associated with the 1997 business acquisitions, as well as increased legal and professional fees. As a percentage of total revenue, selling, general and administrative expenses were 20.7% in the first half of 1998 as compared with 19.7% in the first half of 1997.

      Operating earnings for the period increased 1.0% to $32.8 million compared to $32.4 million in the prior-year quarter as a result of the revenue growth discussed above.

     Interest  income  for the six months ended  June  30,  1998  was approximately $390,000 compared to approximately $945,000 in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in the first nine months of 1997 and the leveraged recapitalization transactions completed during the fourth quarter of the prior year.

      Interest expense for the six months ended June 30, 1998 was $24.3 million compared to $93,000 for the six months ended June 30, 1997. The interest expense increase was due to interest accrued on an average balance of approximately $525 million in long-term debt obligations associated with the recapitalization.

      Net earnings decreased $14.8 million, or 74.1%, to $5.2 million for the first half of 1998. This decrease was due substantially to the interest expense increase as discussed above.


Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the six months ended June 30, 1998 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $8.8 million at June 30, 1998, a decrease of $52.9 million from December 1997. The cash decrease is primarily attributable to payments associated with the recapitalization, including $32.3 million for first quarter 1998 repurchases of common stock and $18.4 million for the repayment of long-term debt obligations.

      Accounts receivable at June 30, 1998 were $78.5 million, a $2.7 million, or 3.4%, decrease from year-end, due to cash collections in excess of billings.

      Prepaid expenses and other current assets of $13.3 million decreased 28.0% as compared to $18.4 million at December 31, 1997. This change resulted primarily from the refund of all 1997 federal tax payments as the recapitalization transactions resulted in the Company recording a current tax receivable for the year ended December 31, 1997.

     Net property, plant and equipment at June 30, 1998 increased 9.9% to $82.9 million from $75.4 million at December 31, 1997. Net capital expenditures were $20.2 million during the first six months of 1998, including $8.3 million of additional inventory (raw materials and work-in-progress) to be converted into equipment for
short-term  rentals.   Depreciation  and  amortization,  including


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Financial Condition (continued)
-------------------------------

goodwill, for the first six months of 1998 totaled $15.5 million, up $4.5 million, or 41.4%, from $11.0 million in the same period of 1997. Goodwill amortization accounted for $1.6 million of the year-to-year increase.

     Accounts payable and accrued liabilities at June 30, 1998 were $6.5 million and $37.8 million, respectively, compared to $40.4 million and $41.3 million, respectively, at the end of 1997. The decrease in accounts payable relates primarily to payments for shares of common stock not tendered as of December 31, 1997. Payments in connection with the H.F. Systems earnout and other operating costs accounted for the majority of the decrease in accrued liabilities.

       Long-term debt obligations, including current maturities, decreased $18.4 million to $516.3 million as of June 30, 1998 due to the repayment of a portion of the Company's revolving credit facility in addition to scheduled principal payments.


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

      In an ongoing effort to reduce the federal deficit and lower overall federal health care expenditures, President Clinton signed into law the Balanced Budget Act of 1997 (the "BBA"). The BBA contains a number of provisions which will impact the federal reimbursement of health care and reduce projected payments under the Medicare system by $115 billion over the next five years. The majority of the savings are scheduled for the fourth and fifth years of this plan. The provisions include (i) a reduction exceeding $30 billion in the level of payments made to acute care hospitals under Medicare Part A over the next five years (which will be funded primarily through a reduction in future consumer price index increases); (ii) a change on July 1, 1998 in the manner in which skilled nursing facilities ("SNFs") are reimbursed from a cost-based system to a prospective payment system under which the SNFs will receive an all inclusive, case-mix-adjusted per diem payment for each of their Medicare patients; and (iii) a five-year freeze on consumer price index updates for Medicare Part B services in the home and the implementation of competitive bidding trials for five categories of home care products.

Less than 10% of the Company's revenue is received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the Federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced by the BBA will have a material impact on our hospital customers or the dealers we partner with in home health care. However, the changes to the Medicare system introduced by the BBA has had an impact on the manner in which the Company's extended care customers make purchasing decisions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Market Trends (continued)
-------------------------

Because the Company has focused on providing clinically efficacious and cost effective products, it believes it is well positioned for the changes in extended care reimbursement introduced by the BBA. These changes have impacted revenue in the short term. As the Company's extended care customers attempt to understand the impact of the changes on their respective businesses their initial reaction has been to lower their average daily cost by changing the overall product mix in their respective facilities. The Company is introducing programs to its extended care customers which it believes will address this trend. The Company does not believe, however, that any of the changes introduced by the BBA will have a material adverse impact on its overall business.

     The Company's market continues to increase based upon demographic trends as most of the Company's patients are over 50 years old. Further, its broad product line and national distribution system enable it to compete effectively in the changing healthcare environment, particularly in light of consolidation of providers and purchasing groups.

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


Liquidity and Capital Resources
-------------------------------

      At June 30, 1998, the Company had current assets of $125.4 million and current liabilities of $51.3 million resulting in a working capital surplus of $74.0 million, compared to a surplus of $96.4 million at December 31, 1997.

      During the first half of 1998, the Company made net capital expenditures of $20.2 million, including inventory to be converted into equipment for short rentals of $8.3 million. The Company's current budget for capital expenditures for 1998, other than acquisition expenditures, is $30.5 million and consists primarily of rental product additions. Other than commitments for new product inventory, including disposable "for sale" products, of $6.1 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

      The Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to the Company's rental products, provide needed working capital, meet debt service requirements and finance the Company's strategic plans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

Liquidity and Capital Resources (continued)
------------------------------------------

      The Senior Credit Facilities originally totaled $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Term Loans were fully drawn to finance a portion of the Tender Offer, and scheduled principal payments totaling $2.4 million were made in a timely manner. The Acquisition Facility was partially drawn to, in effect, finance the RIK Medical acquisition. The Acquisition
Facility provides the Company with financing to pursue strategic acquisition opportunities, and will remain available to the Company until December 31, 2000, at which time it will begin to amortize over the remaining three years of the facility. The Company originally utilized borrowings under the Revolving Facility to help effect the Tender Offer and pay related fees and expenses. While the Company reduced borrowings under this facility by $16.0 million in the first half of 1998, it has utilized and will utilize borrowings to fund capital expenditures and meet working capital needs.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At June 30, 1998, the Revolving Credit Facility and Acquisition Facility had balances of $8.5 million and $10.0 million, respectively. Correspondingly, the aggregate availability under these two facilities was $81.5 million.

     The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at June 30, 1998.

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



      As of June 30, 1998 the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

      At June 30, 1998, the Company was committed to purchase approximately $6.1 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.

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



         EXHIBITS (continued)
         -------------------

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

           10.35 Agreement for the sale and purchase of 80% of the issued share capital of Ethos Medical Group Limited by KCI International, Inc. dated April 18, 1997 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)


         EXHIBITS (continued)
         --------------------

           10.36 Asset Purchase Agreement made as of July 31, 1997 between KCI Equi-Tron, Inc. as Purchaser and James H. Alexander, Elleanor Alexander and Scott Alexander as vendors (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.)

           10.37 Transaction Agreement, dated as of October 2, 1997, among Fremont Purchaser II, Inc., RCBA Purchaser I, L.P. and the Company (filed as Exhibit (c)(1) to the Company's Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

           10.38  Kinetic Concepts, Inc. Management Equity Plan
                  (filed  as  Exhibit (c)(4) to  the  Company's
                  Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

           10.39 Management Equity Agreement for Raymond R. Hannigan, dated October 2, 1997 (filed as Exhibit (c)(6) to the Company's Schedule 13E-3 dated October 8, 1997, and incorporated herein by reference.)

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

           22.1   List  of Subsidiaries (filed as Exhibit  22.1
                  to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ RAYMOND HANNIGAN
               --------------------
               Raymond Hannigan
               President and Chief Executive Officer



          By:  /s/ MARTIN J. LANDON
               --------------------
               Martin J. Landon
               Vice President, Accounting and
                  Corporate Controller



Date:  August 14, 1998