Form 10-Q
period 1998-09-30
KINETIC CONCEPTS INC /TX/
filed 1998-11-13
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Texas                                74-1891727
      ----------------------          -----------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)


        8023 Vantage Drive
     San Antonio, Texas 78230                      (210) 524-9000
     -------------------------               -------------------------
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


       Common Stock: 70,915,008  shares as of October 1, 1998




                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                            September 30,  December 31,
                                                1998           1997
                                            -------------  ------------
                                             (unaudited)
 Assets:
 Current assets:
   Cash and cash equivalents.............    $  4,889       $ 61,754
   Accounts receivable, net..............      81,420         81,238
   Inventories...........................      24,661         21,553
   Prepaid expenses and other............      14,277         18,446
                                              -------        -------
      Total current assets...............     125,247        182,991
                                              -------        -------

 Property, plant and equipment, net......      82,570         75,434
 Goodwill, less accumulated amortization
   of $16,480 in 1998 and $13,989 in
   1997..................................      45,505         45,899
 Loan issuance costs, less accumulated
   amortization of $2,108 in 1998 and
   $382 in 1997..........................      15,959         17,346
 Other assets, less accumulated
   amortization of $3,346 in 1998 and
   $3,100 in 1997........................      31,171         29,481
                                              -------        -------
                                             $300,452       $351,151
                                              =======        =======
 Liabilities and Capital Accounts:
 Current liabilities:
   Accounts payable......................    $  3,873       $ 40,353
   Accrued expenses......................      43,121         41,334
   Income taxes payable..................         171             --
   Current installments of long-term
     obligations.........................       7,805          4,800
   Current installments of capital lease
     obligations.........................         147            139
                                              -------        -------
      Total current liabilities..........      55,117         86,626
                                              -------        -------

 Long-term obligations, excluding current
   installments..........................     498,774        529,901
 Capital lease obligations, excluding
   current installments..................         173            312
 Deferred income taxes, net..............      11,115         10,010
                                              -------        -------
                                              565,179        626,849
                                              -------        -------

 Commitments and contingencies (Note 7)

 Shareholders' deficit:
   Common stock; issued and outstanding
     70,915 in 1998 and 70,852 in 1997...          71             71
   Accumulated deficit...................    (261,941)      (273,285)
   Cumulative foreign currency trans-
     lation adjustment...................      (2,857)        (2,484)
                                              -------        -------
                                             (264,727)      (275,698)
                                              -------        -------
                                             $300,452       $351,151
                                              =======        =======

See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                               Three months ended    Nine months ended
                                  September 30,         September 30,
                                -------------------  -------------------
                                  1998       1997      1998       1997
                                ---------  --------  --------   --------
Revenue:
  Rental and service........    $62,865    $61,605   $193,188   $184,730
  Sales and other...........     18,183     14,694     51,115     39,781
                                 ------     ------    -------    -------

    Total revenue...........     81,048     76,299    244,303    224,511

Rental expenses.............     40,204     39,017    124,426    115,633
Cost of goods sold..........      6,717      6,065     19,146     16,077
                                 ------     ------    -------    -------
                                 46,921     45,082    143,572    131,710
                                 ------     ------    -------    -------

    Gross profit............     34,127     31,217    100,731     92,801

Selling, general and
  administrative expenses...     15,458     15,052     49,312     44,196
                                 ------     ------    -------    -------

    Operating earnings......     18,669     16,165     51,419     48,605

Interest income.............         85        474        477      1,426
Interest expense............    (12,155)       (32)   (36,473)      (131)
Foreign currency loss.......       (280)        --       (521)        --
                                 ------     ------    -------    -------
    Earnings before income
      taxes and minority
      interest..............      6,319     16,607     14,902     49,900
Income taxes................      2,528      6,643      5,971     19,960
Minority interest in
  subsidiary loss (gain)....          1        (16)        25        (37)
                                 ------     ------    -------    -------

    Net earnings............    $ 3,792    $ 9,948   $  8,956   $ 29,903
                                 ======     ======    =======    =======

    Earnings per share......    $  0.05    $  0.06   $   0.13   $   0.18
                                 ======     ======    =======    =======
    Earnings per share -
      assuming dilution.....    $  0.05    $  0.06   $   0.12   $   0.17
                                 ======     ======    =======    =======
    Average common shares:
        Basic (weighted
        average outstanding
        shares).............     70,872    169,788     70,872    169,272
                                 ======    =======    =======    =======
        Diluted (weighted
        average outstanding
        shares).............     73,264    176,364     73,264    175,088
                                 ======    =======    =======    =======


See accompanying notes to condensed consolidated financial statements.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                    Nine months ended
                                                       September 30,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
Cash flows from operating activities:
  Net earnings...................................  $  8,956    $ 29,903
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation...............................    19,123      15,389
      Amortization...............................     4,463       1,755
      Provision for uncollectible accounts
        receivable...............................     1,575       2,533
      Change in assets and liabilities:
        Increase in accounts receivable, net.....    (1,849)    (17,599)
        Increase in inventories..................    (3,169)       (598)
        Decrease (increase) in prepaid expenses
          and other..............................     4,168      (3,693)
        Increase (decrease) in accounts payable..   (36,493)         77
        Increase in accrued expenses.............     1,742       2,145
        Increase (decrease) in income taxes
          payable................................       171      (1,194)

        Increase in deferred income taxes, net...     1,105       8,397
                                                     ------     -------
          Net cash provided (used) by operating
            activities...........................      (208)     37,115
                                                     ------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment.....   (22,235)    (19,794)
  Increase in inventory to be converted into
    equipment for short-term rental..............    (5,900)     (4,210)
  Dispositions of property, plant and equipment..     1,813       1,809
  Businesses acquired in purchase transactions,
    net of cash acquired.........................    (2,827)    (16,903)
  Increase in note receivable from principal
    shareholder..................................        --      (3,000)
  Increase in other assets.......................    (1,546)     (1,115)
                                                     ------      ------
          Net cash used by investing activities..   (30,695)    (43,213)
                                                     ------      ------
Cash flows from financing activities:
  Repayments of long-term obligations............   (28,122)         --
  Repayments of capital lease obligations........      (131)       (307)
  Proceeds from the sale of stock and exercise of
    stock options................................       300       3,864
  Purchase and retirement of treasury stock......        --      (4,133)
  Cash dividends paid to shareholders............        --      (4,789)
  Recapitalization costs and other...............     2,087         607
                                                     ------      ------
          Net cash used by financing activities..   (25,866)     (4,758)
                                                     ------      ------
Effect of exchange rate changes on cash and cash
  equivalents....................................       (96)     (2,654)
                                                     ------      ------
Net decrease in cash and cash equivalents........   (56,865)    (13,510)
Cash and cash equivalents, beginning of period...    61,754      59,045
                                                     ------      ------
Cash and cash equivalents, end of period.........  $  4,889    $ 45,535
                                                     ======      ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first nine months for:
    Interest.....................................    30,901         111
    Income taxes.................................     4,212       9,380


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


(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                            September 30,   December 31,
                                                1998           1997
                                            -------------   ------------

         Finished goods.....................    $ 8,951       $ 8,487
         Work in progress...................      5,536         2,743
         Raw materials, supplies and parts..     23,474        17,723
                                                 ------        ------
                                                 37,961        28,953

         Less amounts expected to be
         converted into equipment for
         short-term rental..................     13,300         7,400
                                                 ------        ------

              Total inventories.............    $24,661       $21,553
                                                 ======        ======



(3)   STOCK SPLIT
      -----------

          During the third quarter, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All references in the consolidated financial statements referring to share and per share data have been restated to reflect the stock split.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(4)  RECAPITALIZATION
     ----------------

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

          Also pursuant to the Transaction Agreement, the Investors were merged with and into the Company on January 5, 1998 with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 7,029,922, 4,644,010, 5,939,220 and 100,000
     shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There is currently one other shareholder and certain members of management have retained, and/or have been granted, additional options to purchase common shares. The transactions have been accounted for as a recapitalization and as a result, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded in retained earnings as a cash distribution to the selling shareholders.


(5)  LONG TERM OBLIGATIONS
     ---------------------

          Long-term obligations consist of the following (in thousands):

                                            September 30,   December 31,
                                                1998            1997
                                            -------------   ------------
        Senior Credit Facilities:
           Revolving bank credit facility..   $     --        $ 24,500
           Acquisition credit facility.....     10,000          10,000
           Term loans:
              Tranche A due 2003...........    117,750         120,000
              Tranche B due 2004...........     89,325          90,000
              Tranche C due 2005...........     89,325          90,000
                                               -------         -------
                                               306,400         334,500
        9 5/8% Senior Subordinated Notes
          Due 2007.........................    200,000         200,000
                                               -------         -------
                                               506,400         534,500
        Less: Current installments.........      7,805           4,800
                                               -------         -------
                                               498,595         529,700
        Other..............................        179             201
                                               -------         -------
                                              $498,774        $529,901
                                               =======         =======

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


 (5) LONG TERM OBLIGATIONS (continued)
     ---------------------------------

     Senior Credit Facilities

           Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the
     Term Loans, the Revolving Loans and the Acquisition Loans are available. During the first three months of 1998, the Company entered into an interest rate swap transaction whereby the interest rate on $150,000,000 of the term loans is fixed at
     5.7575% through January 8, 2001. As a result of this transaction, the Company recorded additional interest expense of approximately $71,000 through the nine months ended September 30, 1998.

           The  Revolving  Loans  may be repaid  and  reborrowed.  At
     September  30,  1998,  the  aggregate  availability  under   the
     Revolving Credit and Acquisition Facilities was $90.0 million.

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

           The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also
     contains   covenants  which,  among  other  things,  limit   the
     incurrence of additional indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations, prepayments



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(5)  LONG TERM OBLIGATIONS (continued)
     ---------------------------------

     of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at September 30, 1998.

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

(6)   EARNINGS PER SHARE
      ------------------

         The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ and all share and per share data have been restated to reflect the Company's four-for-one stock split (see Note 3). (in thousands, except per share):

                                Three months ended   Nine months ended
                                   September 30,       September 30,
                                ------------------  -------------------
                                  1998      1997      1998       1997
                                --------  --------  --------   --------
     Net earnings.............  $ 3,792   $  9,948  $  8,956   $ 29,903

     Average common shares:
       Basic (weighted-average
         outstanding shares)..   70,872    169,788    70,872    169,272

       Dilutive potential
         common shares from
         stock options........    2,392      6,576     2,392      5,816
                                 ------    -------    ------    -------
       Diluted (weighted-
         average outstanding
         shares)........         73,264    176,364    73,264    175,088
                                 ======    =======    ======    =======

     Earnings per share.......  $  0.05   $   0.06   $  0.13   $   0.18
                                 ======    =======    ======    =======

     Earnings per share -
     assuming dilution........  $  0.05   $   0.06   $  0.12   $   0.17
                                 ======    =======    ======    =======


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

          Other than commitments for new product inventory, including disposable "for sale" products, of $2.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(8)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This standard requires disclosure of total nonowner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity such as equity and cash investment adjustments and foreign currency translation adjustments. On this basis, these nonowner changes in shareholders' equity, including net earnings, for the three months ended September 1998 and 1997 totaled $500,000 and $2.1 million, respectively and for the first nine months of 1998 and 1997, totaled $372,000 and $5.3 million, respectively.

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

           During 1997, the Securities and Exchange Commission issued expanded disclosure requirements of accounting policies for derivative financial instruments and the exposure to market risk. The new rules require enhanced descriptions of specific aspects of a registrant's accounting polices for derivatives as well as qualitative and quantitative disclosures about each type of market risk. The increased policy disclosures on derivatives were effective for all public companies for periods ending after June 15, 1997.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(8)  NEW ACCOUNTING PRONOUNCEMENTS (continued)
     -----------------------------------------

     The qualitative and quantitative market risk disclosures must be provided in all filings that include audited financial statements for fiscal years ending after June 15, 1998. The Company expects compliance with these requirements will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

           In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

(9)  SUBSEQUENT EVENT
     -----------------

           On November 6, 1998 the Company acquired certain assets related to its medical devices business from Beirsdorf-Jobst A.G. The assets were acquired for a total purchase price of $14.5 million, subject to certain terms and conditions. The acquired assets consist of DVT prophylaxis medical devices, related disposables, equipment, technology and other intangible assets. The acquisition was funded through the Company's revolving credit line.

(10) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ------------------------------------------------------

          Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the guarantor subsidiaries) serve as guarantors. Certain other subsidiaries (the nonguarantor subsidiaries) not guarantee such debt. Each subsidiary guarantor is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the debt securities.

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of September 30, 1998 and December 31, 1997 and the related condensed consolidating statements of earnings for the three and nine month periods ended September 30,1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997, respectively.


        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                         September 30, 1998
                           (in thousands)
                             (unaudited)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------

ASSETS:

Current assets:
 Cash and cash
  equivalents........  $     --   $ (3,616)  $ 8,505     $     --  $   4,889
 Accounts receivable,
  net................        --     72,736    15,372       (6,688)    81,420
 Inventories.........        --     15,175     9,486           --     24,661
 Prepaid expenses and
  other..............     2,009      8,408     3,860           --     14,277
                        -------    -------    ------      -------   --------
    Total current
      assets.........     2,009     92,703    37,223       (6,688)   125,247

Net property, plant
 and equipment.......        --     82,899     9,680      (10,009)    82,570
Goodwill, net........        --     40,080     5,425           --     45,505
Loan issuance costs,
 net.................        --     15,959        --           --     15,959
Other assets, net....        --     31,121        50           --     31,171
Intercompany
 investments and
 advances............  (266,736)   459,346     4,429     (197,039)        --
                        -------    -------    ------      -------    -------
    Total assets..... $(264,727)  $722,108   $56,807    $(213,736)  $300,452
                        =======    =======    ======      =======    =======

LIABILITIES AND
CAPITAL ACCOUNTS:

Accounts payable..... $      --   $  1,814   $ 2,059    $      --   $  3,873
Accrued expenses.....        --     35,982     7,139           --     43,121
Income taxes payable.        --        134        37           --        171
Current installments
 of long-term
 obligations.........        --      7,805        --           --      7,805
Intercompany payables        --      5,969     5,854      (11,823)        --
Current installments
 of capital lease
 obligations.........        --        147        --           --        147
                       --------    -------    ------     --------    -------
    Total current
      liabilities....        --     51,851    15,089      (11,823)    55,117
                       --------    -------    ------     --------    -------

Long-term
 obligations,
 excluding current
 installments........        --    498,774        --           --    498,774
Capital lease
 obligations,
 excluding current
 installments........        --        138        35           --        173
Deferred income taxes,
 net.................        --     15,990        --       (4,875)    11,115
                        -------    -------    ------      -------    -------
    Total liabilities       --     556,753    15,124      (16,698)   565,179

Shareholders' equity
 (deficit)...........  (264,727)   155,355    41,683     (197,038)  (264,727)
                        -------    -------    ------      -------    -------
    Total
     liabilities and
     equity (deficit) $(264,727)  $722,108   $56,807    $(213,736) $ 300,452
                        =======    =======    ======      =======    =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1997
                           (in thousands)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------   ---------

ASSETS:

Current assets:
 Cash and cash
  equivalents........  $     --   $ 44,439   $17,315    $      --  $  61,754
 Accounts receivable,
  net................        --     75,932    15,002       (9,696)    81,238
 Inventories.........        --     12,006     9,547           --     21,553
 Prepaid expenses and
  other..............     2,010     14,851     1,585           --     18,446
                        -------    -------    ------     --------   --------
    Total current
      assets.........     2,010    147,228    43,449       (9,696)   182,991

Net property, plant
  and equipment......        --     76,811     9,065      (10,442)    75,434
Goodwill, net........        --     40,081     5,818           --     45,899
Loan issuance costs,
  net................        --     17,346        --           --     17,346
Other assets, net....        --     29,354       127           --     29,481
Intercompany
  investments and
  advances...........  (276,832)   460,984     1,511     (185,663)        --
                        -------    -------    ------      -------    -------
    Total assets..... $(274,822)  $771,804   $59,970    $(205,801)  $351,151
                        =======    =======    ======      =======    =======

LIABILITIES AND
CAPITAL ACCOUNTS:

Accounts payable..... $      --   $ 38,157   $ 2,196    $      --   $ 40,353
Accrued expenses.....        --     35,643     5,691           --     41,334
Income tax payable...        --         --       648         (648)        --
Current installments
  on long-term
  obligations........        --      4,800        --           --      4,800
Intercompany payables       876        423     9,761      (11,060)        --
Current installments
  of capital lease
  obligations........        --        139        --           --        139
                       --------    -------    ------      -------    -------
    Total current
      liabilities....       876     79,162    18,296      (11,708)    86,626
                       --------    -------    ------      -------    -------
Long-term
  obligations
  excluding current
  installments.......        --    529,901        --           --    529,901
Capital lease
  obligations,
  excluding current
  installments.......        --        256        56           --        312
Deferred income taxes,
  net................        --     18,440        --       (8,430)    10,010
                        -------    -------    ------      -------    -------
    Total liabilities       876    627,759    18,352      (20,138)   626,849

Shareholders' equity
  (deficit)..........  (275,698)   144,045    41,618     (185,663)  (275,698)
                        -------    -------    ------      -------    -------
    Total liabilities
      and equity
      (deficit)...... $(274,822)  $771,804   $59,970    $(205,801)  $351,151
                        =======    =======    ======      =======    =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the three months ended September 30, 1998
                           (in thousands)
                             (unaudited)

                                                                  Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------

Revenue:
Rental and service.... $   --     $ 50,399   $12,466    $    --    $ 62,865
Sales and other.......     --       15,839     5,933     (3,589)     18,183
                        -----       ------    ------      -----      ------
    Total revenue.....     --       66,238    18,399     (3,589)     81,048

Rental expenses.......     --       29,233    10,971         --      40,204
Cost of goods sold....     --        5,397     3,225     (1,905)      6,717
                        -----       ------    ------      -----      ------
                           --       34,630    14,196     (1,905)     46,921
                        -----       ------    ------      -----      ------
    Gross profit......     --       31,608     4,203     (1,684)     34,127

Selling, general and
  administrative
  expenses............     --       13,711     1,747         --      15,458
                        -----       ------    ------      -----      ------
    Operating earnings     --       17,897     2,456     (1,684)     18,669

Interest income.......     --           46        39         --          85
Interest expense......     --      (12,155)       --         --     (12,155)
Foreign currency gain
  (loss)..............     --           (6)     (275)         1        (280)
                        -----       ------    ------      -----      ------
    Earnings before
      income taxes and
      minority interest    --        5,782     2,220     (1,683)      6,319
Income taxes..........     --        2,337       911       (720)      2,528
Minority interest.....     --           --        (1)        --          (1)
                        -----       ------    ------      -----      ------
    Earnings before
      equity in
      earnings of
      subsidiaries....     --        3,445     1,310       (963)      3,792
    Equity in earnings
      of subsidiaries.  3,792        1,310        --     (5,102)         --
                        -----       ------    ------      -----      ------
    Net earnings...... $3,792      $ 4,755   $ 1,310    $(6,065)    $ 3,792
                        =====       ======    ======      =====      ======



        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the three months ended September 30, 1997
                           (in thousands)
                             (unaudited)

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ----------

Revenue:
Rental and service.... $    --    $50,311    $11,294    $     --    $61,605
Sales and other.......  18,020      9,120      5,348     (17,794)    14,694
                        ------     ------     ------      ------     ------
    Total revenue.....  18,020     59,431     16,642     (17,794)    76,299

Rental expenses.......      --     30,771     10,291      (2,045)    39,017
Cost of goods sold....   7,068      2,365      3,223      (6,591)     6,065
                        ------     ------     ------      ------     ------
                         7,068     33,136     13,514      (8,636)    45,082
                        ------     ------     ------      ------     ------
    Gross profit......  10,952     26,295      3,128      (9,158)    31,217

Selling, general and
  administrative
  expenses............   1,195     12,372      1,485          --     15,052
                        ------     ------     ------       -----     ------
    Operating earnings
     earnings (loss)..   9,757     13,923      1,643      (9,158)    16,165
Interest income.......     135        254         86          --        475
Interest expense......      (6)      (209)        --         182        (33)
                        ------     ------     ------      ------     ------
    Earnings (loss)
      before income
      taxes and
      minority
      interest........   9,886     13,968      1,729      (8,976)    16,607
Income taxes..........   3,899      5,399        755      (3,410)     6,643
Minority interest.....      --         --         16          --         16
                        ------     ------     ------      ------     ------
    Earnings (loss)
      before equity
      in earnings
      (loss) of
      subsidiaries....   5,987      8,569        958      (5,566)     9,948
    Equity in earnings
      (loss) of
      subsidiaries....   3,960        958         --      (4,918)        --
                        ------     ------     ------      ------     ------
Net earnings.......... $ 9,947    $ 9,527    $   958    $(10,484)   $ 9,948
                        ======     ======     ======      ======     ======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the nine months ended September 30, 1998
                           (in thousands)
                             (unaudited)


                                                                  Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------  ----------

Revenue:
Rental and service...  $   --     $156,796   $36,392    $     --   $193,188
Sales and other......      --       42,341    17,332      (8,558)    51,115
                        -----      -------    ------      ------    -------
    Total revenue....      --      199,137    53,724      (8,558)   244,303

Rental expenses......      --       91,996    32,430          --    124,426
Cost of goods sold...      --       14,399     9,269      (4,522)    19,146
                        -----      -------    ------      ------    -------
                           --      106,395    41,699      (4,522)   143,572
                        -----      -------    ------      ------    -------
    Gross profit.....      --       92,742    12,025      (4,036)   100,731

Selling, general and
  administrative
  expenses...........      --       37,556    11,756          --     49,312
                        -----      -------    ------      ------    -------
    Operating earnings
      (loss).........      --       55,186       269      (4,036)    51,419
Interest income......      --          303       174          --        477
Interest expense.....      --      (36,473)       --          --    (36,473)
Foreign currency gain
  (loss).............      --          408      (930)          1       (521)
                        -----      -------    ------      ------     ------
    Earnings (loss)
      before income
      taxes and
      minority interest    --       19,424      (487)     (4,035)    14,902
Income taxes.........      --        7,851      (200)     (1,680)     5,971
Minority interest....      --           --       (25)         --        (25)
                        -----      -------    ------      ------     ------
    Earnings (loss)
      before equity
      in earnings
      (loss) of
      subsidiaries...      --       11,573      (262)     (2,355)     8,956
    Equity in
      earnings (loss)
      of subsidiaries   8,956         (262)       --      (8,694)        --
                        -----      -------    ------      ------     ------
    Net earnings
      (loss).........  $8,956     $ 11,311   $  (262)   $(11,049)  $  8,956
                        =====      =======    ======      ======    =======



        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the nine months ended September 30, 1997
                           (in thousands)
                             (unaudited)


                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  --------   ---------

Revenue:
Rental and service..   $    --    $150,699   $34,031    $     --   $184,730
Sales and other.....    32,018      23,991    15,065     (31,293)    39,781
                        ------     -------    ------      ------    -------
   Total revenue....    32,018     174,690    49,096     (31,293)   224,511

Rental expenses.....        --      91,263    30,453      (6,083)   115,633
Cost of goods sold..    20,633       6,014     8,785     (19,355)    16,077
                        ------     -------    ------      ------    -------
                        20,633      97,277    39,238     (25,438)   131,710
                        ------     -------    ------      ------    -------
   Gross profit.....    11,385      77,413     9,858      (5,855)    92,801

Selling, general and
  administrative
  expenses..........     4,593      31,110     8,493          --     44,196
                        ------     -------    ------      ------    -------
   Operating earnings
     (loss).........     6,792      46,303     1,365      (5,855)    48,605
Interest income.....       225         980       216          --      1,421
Interest expense....       (52)       (631)       --         557       (126)
                        ------     -------    ------      ------    -------
   Earnings (loss)
     before income
     taxes and
     minority interest   6,965      46,652     1,581      (5,298)    49,900
Income taxes........     2,747      18,035       689      (1,511)    19,960
Minority interest...        --          --        37          --         37
                        ------     -------    ------      ------    -------
   Earnings (loss)
     before equity
     in earnings
     (loss) of
     subsidiaries...     4,218      28,617       855      (3,787)    29,903
   Equity in earnings
     (loss) of
     subsidiaries...    25,684         855        --     (26,539)        --
                        ------      ------    ------      ------    -------
   Net earnings(loss)  $29,902    $ 29,472   $   855    $(30,326)  $ 29,903
                        ======      ======    ======      ======    =======






        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
            For the nine months ended September 30, 1998
                           (in thousands)
                             (unaudited)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------

Cash flows from
operating activities:
Net earnings (loss)..   $ 8,956   $ 11,311   $  (262)   $(11,049)   $ 8,956
Adjustments to
 reconcile net
 earnings (loss) to
 net cash provided
 (used) by operating
 activities..........    (8,956)    (6,367)    2,570       3,589     (9,164)
                          -----     ------    ------      ------     ------
Net cash provided
 (used) by operating
 activities..........        --      4,944     2,308      (7,460)      (208)
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment....        --    (22,393)   (5,709)      5,867    (22,235)
  Increase in
    inventory to
    be converted
    into equipment
    for short-term
    rental...........        --     (5,900)       --          --     (5,900)
  Dispositions of
    property, plant
    and equipment....        --        656     1,157          --      1,813
  Businesses
    acquired in
    purchase trans-
    actions, net of
    cash acquired....        --     (2,500)     (327)         --     (2,827)
  Decrease
    (increase) in
    other assets.....        --     (1,826)      280          --     (1,546)
                          -----     ------    ------      ------     ------
Net cash used by
 investing activities        --    (31,963)   (4,599)      5,867    (30,695)

Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations.        --    (28,122)       --          --    (28,122)
  Repayments of
    capital lease
    obligations......        --       (110)      (21)         --       (131)
  Proceeds from the
    sale of stock....       300         --        --          --        300
  Proceeds (payments)
    on intercompany
    investments and
    advances.........    (4,012)     8,918    (6,746)      1,840         --
  Recapitalization
    costs - fees and
    expenses........      2,087         --        --          --      2,087
  Other.............      1,625     (1,722)      248        (151)        --
                          -----     ------    ------      ------     ------
Net cash used by
 financing activities        --    (21,036)   (6,519)      1,689    (25,866)
Effect of exchange
 rate changes on cash
 and cash equivalents        --         --        --         (96)       (96)
                          -----     ------    ------      ------     ------
Net decrease in cash
 and cash equivalents        --    (48,055)   (8,810)         --    (56,865)
Cash and cash
 equivalents,
 beginning of period         --     44,439    17,315          --     61,754
                          -----     ------    ------      ------     ------
Cash and cash
 equivalents, end of
 period.............     $   --    $(3,616)  $ 8,505     $    --    $ 4,889
                          =====     ======    ======      ======     ======




        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
            For the nine months ended September 30, 1997
                           (in thousands)
                             (unaudited)

                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------

Cash flows from
operating activities:
Net earnings.........  $ 29,903   $ 29,471    $   855    $(30,326) $ 29,903
Adjustments to
 reconcile net
 earnings to net
 cash provided
 (used)by operating
 activities..........   (33,650)     8,557      4,363      27,942     7,212
                         ------     ------     ------      ------    ------
Net cash provided
 (used) by operating
 activities..........    (3,747)    38,028      5,218      (2,384)   37,115

Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment....       923    (14,912)    (3,443)     (2,362)  (19,794)
  Increase in
    inventory to be
    converted into
    equipment for
    short-term
    rental...........    (4,210)        --         --          --    (4,210)
  Dispositions of
    property, plant
    and equipment....        --        264      1,545          --     1,809
  Businesses acquired
    in purchase
    transactions,
    net of cash
    acquired.........        --    (16,903)        --          --   (16,903)
  Note - principal
    shareholder......    (3,000)        --         --          --    (3,000)
  Decrease (increase)
    in other assets..       808        534        125      (2,582)   (1,115)
                         ------     ------     ------      ------    ------
Net cash used by
 investing activities    (5,479)   (31,017)    (1,773)     (4,944)  (43,213)

Cash flows from
financing activities:
  Proceeds
    (repayments)
    capital lease
    obligations......       (40)      (208)         3         (62)     (307)
  Proceeds from the
    exercise of stock
    options..........     3,864         --         --          --     3,864
  Proceeds (payments)
    on intercompany
    investments and
    advances.........    21,036    (31,822)      7,966      2,820        --
  Purchase and
    retirement of
    treasury stock...    (4,133)        --          --         --    (4,133)
  Cash dividends paid
    to shareholders..    (4,789)        --          --         --    (4,789)
  Other..............    (5,097)    (2,391)     (4,855)    12,950       607
                         ------     ------      ------     ------    ------
Net cash provided
  (used) by financing
  activities.........    10,841    (34,421)      3,114     15,708    (4,758)

Effect of exchange
  rate changes on cash
  and cash equivalents       --         --          --     (2,654)   (2,654)
                         ------     ------      ------     ------    ------
Net increase
  decrease) in cash
  and cash equivalents    1,615    (27,410)      6,559      5,726   (13,510)
Cash and cash
  equivalents,
  beginning of period.       --     50,286      14,485     (5,726)   59,045
                         ------     ------      ------     ------    ------
Cash and cash
  equivalents, end of
  period.............   $ 1,615    $22,876     $21,044    $    --   $45,535
                         ======     ======      ======     ======    ======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Third Quarter of 1998 Compared to Third Quarter of 1997
-------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year ($ in thousands):

                                  Three Months Ended September 30,
                                  --------------------------------
                                       Revenue        Increase
                                    Relationship     (Decrease)
                                 ----------------  ----------------
                                   1998     1997       $        Pct
                                 -------  -------  ---------   ----
Revenue:
  Rental and service...........     78%      81%   $  1,260      2%
  Sales and other..............     22       19       3,489     24%
                                   ---      ---      ------
    Total revenue..............    100%     100%      4,749      6%

Rental expenses................     50       51       1,187      3%
Cost of goods sold.............      8        8         652     11%
                                   ---      ---      ------

    Gross profit...............     42       41       2,910      9%
Selling, general and admin-
  istrative....................     19       20         406      3%
                                   ---      ---      ------

    Operating earnings.........     23       21       2,504     15%

Interest income................     --        1        (389)   (82%)
Interest expense...............    (15)      --     (12,123)    --
Foreign currency loss..........     --       --        (280)    --
                                   ---      ---      ------

    Earnings before income taxes
      and minority interest.....     8       22     (10,288)   (62%)

Income taxes....................     3        9      (4,115)   (62%)
Minority interest in subsidiary
  loss..........................    --       --          17    106%
                                   ---      ---      ------

    Net earnings................     5%      13%    $(6,156)   (62%)
                                   ===      ===      =======



      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Three months ended
                                          September 30,
                                       ------------------
                                         1998       1997
                                       -------    -------
     Domestic specialty surfaces...    $  48.4    $  49.0
     International surfaces........       17.5       16.4
     Medical devices...............       14.7       10.7
     Other.........................         .4         .2
                                        ------     ------
                                       $  81.0    $  76.3
                                        ======     ======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total revenue in the third quarter of 1998 increased $4.7 million, or 6.2%, to $81.0 million from $76.3 million in the third quarter of 1997. Revenue from the Company's domestic specialty surface business was $48.4 million, down $600,000, or 1.2%, from $49.0 million in the third quarter of the prior year. The decreased revenue was due primarily to lower overall prices resulting from a change in product mix from framed products to lower cost overlays, particularly in the extended care market place. Lower average prices were partly offset by therapy day growth as compared to the prior year and the addition of RIK Medical which contributed revenue of $2.2 million in the quarter. Total sales for the quarter of $18.2 million increased $3.5 million, or 23.7%, compared to the year-ago period. Sales for the period grew as a percentage of total revenue due to a combination of sales of disposable products associated with the Company's medical devices and sales of wound care dressings and related products which the Company introduced in the current year.

     Revenue from the Company's international operations increased $1.1 million, or 6.7%, to $17.5 million from $16.4 million in the third quarter of 1997. The international revenue increase reflects higher therapy days in virtually all of the Company's middle-tier markets, e.g., the Netherlands, Canada and Switzerland.

      Revenue from medical device operations increased $4.0 million, or 37.4%, to $14.7 million from $10.7 million in the third quarter of 1997, due substantially to growth in V.A.C. rentals in the United States. Rentals of the V.A.C. device internationally increased $387,000, or 83.0%, compared to the prior year.

      Rental, or field, expenses for the third quarter of 1998 increased $1.2 million, or 3.0%, to $40.2 million from $39.0 million in 1997. This increase is primarily attributable to increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.0% and 63.3% for the third quarter of 1998 and 1997, respectively.

      Cost of goods sold increased 10.8% to $6.7 million in the third quarter of 1998 from $6.1 million in the third quarter of 1997. This increase was directly attributable to increased sales of disposables associated with the Company's medical devices.

      Gross profit increased $2.9 million, or 9.3%, to $34.1 million in the third quarter of 1998 from $31.2 million in the third quarter of 1997 due primarily to increased sales volumes and controlled spending in the field. Gross profit margin for the third quarter, as a percentage of total revenue, was 42.1%, compared with 40.9% for the third quarter of 1997.

        Selling, general and administrative expenses increased $400,000, or 2.7%, to $15.5 million in the third quarter of 1998 from $15.1 million in the third quarter of 1997. This increase was due primarily to increased sales commission expense and goodwill amortization associated with 1997 business acquisitions. As a percentage of total revenue, selling, general and administrative expenses were 19.1% in the third quarter of 1998 as compared to 19.7% in the third quarter of 1997.

      Operating earnings for the period increased $2.5 million, or 15.5%, to $18.7 million compared to $16.2 million in the third quarter of 1997 resulting largely from the revenue growth discussed above.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Interest income for the three months ended September 30, 1998 was approximately $85,000 compared to approximately $470,000 in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in the first nine months of 1997 and the leveraged recapitalization transactions completed during the fourth quarter of last year.

      Interest expense for the three months ended September 30, 1998 was $12.2 million compared to $32,000 for the third quarter of 1997. The interest expense increase was due to interest accrued on an average balance of approximately $511 million in long-term debt obligations associated with the recapitalization.

      Net earnings decreased 61.9% to $3.8 million in the third quarter of 1998 from $9.9 million in the third quarter of 1997. This decrease was due substantially to the increase in interest expense as discussed above.


First Nine Months of 1998 Compared to First Nine Months of 1997
---------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the nine months of the prior year ($ in thousands):

                                    Nine Months Ended September 30,
                                    -------------------------------
                                       Revenue          Increase
                                     Relationship      (Decrease)
                                    --------------   --------------
                                     1998    1997      $       Pct
                                    ------  ------   -------  -----
Revenue:
Rental and service..............      79%     82%   $  8,458     5%
Sales and other.................      21      18      11,334    28%
                                     ---     ---      ------
    Total revenue...............     100%    100%     19,792     9%

Rental expenses.................      51      52       8,793     8%
Cost of goods goods.............       8       7       3,069    19%
                                     ---     ---      ------

    Gross profit................      41      41       7,930     9%
Selling, general and
  administrative................      20      20       5,116    12%
                                     ---     ---      ------
    Operating earnings..........      21      21       2,814     6%

Interest income.................      --       1        (949)  (67%)
Interest expense................     (15)     --     (36,342)   --
Foreign currency loss...........      --      --        (521)   --
                                     ---     ---      ------
    Earnings before income taxes
      and minority interest.....       6      22     (34,998)  (70%)

Income taxes....................       2       9     (13,989)  (70%)
Minority interest in subsidiary
  loss..........................      --      --          62   168%
                                     ---     ---      ------

    Net earnings................      4%     13%    $(20,947)  (70%)
                                    ---     ---       ------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      The Company's revenue is derived from three primary markets. The following table sets forth the amount of revenue derived from each of these markets for the periods indicated ($ in millions):

                                       Nine months ended
                                         September 30,
                                       -----------------
                                         1998      1997
                                       -------   -------
     Domestic specialty surfaces...    $ 150.0   $ 146.9
     International surfaces........       51.7      48.7
     Medical devices...............       41.9      28.2
     Other.........................        0.7       0.7
                                        ------    ------
                                       $ 244.3   $ 224.5
                                        ======    ======

     Total revenue in the first nine months of 1998 increased $19.8 million, or 8.8%, to $244.3 million from $224.5 million in the first nine months of 1997. Revenue from the Company's domestic specialty surface business was $150.0 million, up $3.1 million, or 2.1%, from $146.9 million in the first nine months of the prior year. The increased revenue was due to a combination of revenue from the RIK Medical acquisition, higher patient therapy days and wound care product sales partially offset by lower blended price rates. Sales for the period increased $11.3 million, or 28.5%, due substantially to sales of disposable products associated with the Company's medical devices and wound care dressing products.

     Revenue from the Company's international operations increased $3.0 million, or 6.0% to $51.7 million from $48.7 million in the nine months ended September 30, 1997. The international revenue increase reflects higher therapy days in virtually all of the Company's middle-tier markets, e.g., the Netherlands, Canada and Switzerland, which were partly offset by unfavorable currency exchange rate fluctuations of approximately $2.3 million and softness in the U.K. market.

      Revenue from medical device operations increased $13.7 million, or 48.6% to $41.9 million from $28.2 million in the nine months ended September 30, 1997, due substantially to growth in V.A.C. rentals in the United States. Revenues from the PlexiPulse vascular assistance device also increased 13.1% during the first nine months of 1998 due to increased market penetration.

      Rental, or field, expenses increased $8.8 million, or 7.6%, to $124.4 million from $115.6 million in the first nine months of 1997. This spending increase is primarily attributable to costs associated with the four business acquisitions completed during 1997 including increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.4% and 62.6% for the first nine months of 1998 and 1997, respectively.

      Cost of goods sold in the first nine months of 1998 increased 19.1% to $19.1 million compared to $16.1 million in the first nine months of 1997. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices.

      Gross profit increased $7.9 million, or 8.5%, to $100.7 million in the first nine months of 1998 from $92.8 million in the first nine months of 1997 due primarily to increased revenue as discussed above. Gross profit margin for the first nine months, as a percentage of total revenue, was 41.2%, down from 41.3% for the first nine months of 1997, due substantially to the relative increase in rental expenses for the period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      Selling, general and administrative expenses increased $5.1 million, or 11.6%, to $49.3 million in the first nine months of 1998 from $44.2 million in the first nine months of 1997. This increase was due in part to increased sales commission, goodwill amortization associated with 1997 business acquisitions, and increased legal and professional fees resulting from continuing litigation and systems/process improvement projects including conversion of the Company's manufacturing and payroll systems to Year 2000 compliant platforms. As a percentage of total revenue, selling, general and administrative expenses were 20.2% in the first nine months of 1998 as compared with 19.7% in the first nine months of 1997.

      Operating earnings for the period increased $2.8 million, or 5.8%, to $51.4 million compared to $48.6 million in the prior-year as a result of the revenue growth discussed above.

     Interest income for the nine months ended September 30, 1998 was approximately $500,000 compared to approximately $1.4 million in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in the first nine months of 1997 and the leveraged recapitalization transactions completed during the fourth quarter of the prior year.

      Interest expense for the nine months ended September 30, 1998 was $36.5 million compared to $131,000 for the nine months ended September 30, 1997. The interest expense increase was due to interest accrued on an average balance of approximately $521 million in long-term debt obligations associated with the recapitalization.

      Net earnings decreased $20.9 million, or 70.0%, to $9.0 million
for   the   first  nine  months  of  1998.  This  decrease  was   due
substantially to the interest expense increase as discussed above.


Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the nine months ended September 30, 1998 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $4.9 million at September 30, 1998, a decrease of $56.9 million from December 1997. The cash decrease is primarily attributable to payments associated with the recapitalization, including $32.3 million for first quarter 1998 repurchases of common stock, and $28.1 million for the repayment of long-term debt obligations.

      Prepaid expenses and other current assets of $14.3 million decreased 22.6% as compared to $18.4 million at December 31, 1997. This change resulted primarily from the refund of all 1997 federal tax payments as the recapitalization transactions resulted in the Company recording a current tax receivable for the year ended December 31, 1997.

     Net property, plant and equipment at September 30, 1998 increased 9.5% to $82.6 million from $75.4 million at December 31, 1997. Net capital expenditures were $28.1 million during the first nine months of 1998, including $5.9 million of additional


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Financial Condition (continued)
-------------------------------

inventory   (raw   materials  and   work-in-progress)   to   be
converted into equipment for short-term rentals. Depreciation and amortization, including goodwill, for the first nine months of 1998 totaled $23.6 million, up 37.6% from $17.1 million in the same period of 1997. Goodwill amortization accounted for $2.5 million of the year-to-year increase.

     Accounts payable and accrued liabilities at September 30, 1998 were $3.9 million and $43.1 million, respectively, compared to $40.4 million and $41.3 million, respectively, at the end of 1997. The decrease in accounts payable relates primarily to payments for shares of common stock not tendered as of December 31, 1997. Interest accrued on long-term debt obligations accounted for the majority of the increase in accrued liabilities.

       Long-term debt obligations, including current maturities, decreased $28.1 million to $506.6 million as of September 30, 1998 due to the repayment of a portion of the Company's revolving credit facility in addition to scheduled principal payments.


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

     The Balanced Budget Act of 1997 (the "BBA") contains a number of provisions which will impact the federal reimbursement of health care and reduce projected payments under the Medicare system by $115 billion over the next five years. In this regard, less than 10% of the Company's revenue is received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the Federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced by the BBA will have a material impact on our hospital customers or the dealers we partner with in home health care. However, the changes to the Medicare system introduced by the BBA has had an impact on the manner in which the Company's extended care customers make purchasing decisions. As the Company's extended care customers attempt to understand the impact of the changes on their respective businesses their initial reaction has been to lower their average daily cost by changing the overall product mix to lower cost products in their respective facilities. These changes have impacted revenue in the short term. The Company is introducing programs to its extended care customers which it believes will address this trend.

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

Liquidity and Capital Resources
--------------------------------

      At September 30, 1998, the Company had current assets of $125.2 million and current liabilities of $55.1 million resulting in a working capital surplus of $70.1 million, compared to a surplus of $96.4 million at December 31, 1997.

      During the first nine months of 1998, the Company made net capital expenditures of $28.1 million, including inventory to be converted into equipment for short term rentals of $5.9 million. Other than commitments for new product inventory, including disposable "for sale" products, of $2.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

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

      The Senior Credit Facilities originally totaled $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Term Loans were fully drawn to finance a portion of the Tender Offer, and scheduled principal payments totaling $3.6 million were made in a timely manner. The Acquisition Facility was partially drawn to, in effect, finance the RIK Medical acquisition. The Acquisition
Facility provides the Company with financing to pursue strategic acquisition opportunities, and will remain available to the Company until December 31, 2000, at which time it will begin to amortize over the remaining three years of the facility. The Company originally utilized borrowings under the Revolving Facility to help effect the Tender Offer and pay related fees

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

and expenses. While the Company reduced borrowings under this facility by $24.5 million in the first nine months of 1998, it has utilized and will utilize borrowings to fund capital expenditures and meet working capital needs.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At September 30, 1998, the Acquisition Facility had a balance of $10.0 million. The Revolving Credit Facility was fully available at September 30, 1998. Accordingly, the aggregate availability under these two facilities was $90.0 million.

     The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at September 30, 1998.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------


      As of September 30, 1998 the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

      At September 30, 1998, the Company was committed to purchase approximately $2.2 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.


Year 2000 Issue
---------------

      During the third quarter of 1998, the Company completed the implementation and testing of an Oracle manufacturing application and conversion to a Year 2000 compliant payroll system. The Company will continue to utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project by no later than June 30, 1999, at which time the conversion of all international subsidiary financial platforms will be completed and which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $7.0 million and is being funded through operating cash flows. Also, $6.0 million of this total will be used to purchase new software that will be capitalized and the remaining $1.0 million will be expensed as incurred. Through September 30, 1998, the Company has incurred approximately $5.8 million ($900,000 expensed and $4.9 million capitalized for new software), related to the assessment of the Year 2000 issue, development of a modification plan, preliminary software modifications and purchase of new software, where necessary.


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



         EXHIBITS (continued)
         --------------------

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




         EXHIBITS (continued)
         --------------------

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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ RAYMOND HANNIGAN
               ---------------------
               Raymond Hannigan
               President and Chief Executive Officer



          By:  /s/ WILLIAM M.BROWN
               ---------------------
               William M. Brown
               Vice President and
                  Chief Financial Officer



Date:  November 13, 1998