Form 10-K
period 1998-12-31
KINETIC CONCEPTS INC /TX/
filed 1999-03-31
CIK 831967

2

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _________________


                    Commission file number  1-9913


                        KINETIC CONCEPTS, INC.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             Texas                                74-1891727
-------------------------------         --------------------------------
   (State of incorporation)          (I.R.S. Employer Identification No.)


      8023 Vantage Drive
    San Antonio, TX  78230                        (210) 524-9000
-------------------------------         ---------------------------------
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

As of March 1, 1999, there were 70,915,008 shares of the Registrant's Common Stock outstanding, of which 70,515,008 were held by affiliates.



                   FORM 10-K TABLE OF CONTENTS
                          PART I                            PAGE

Item  1.    Business.....................................     4

Item  2.    Properties...................................    17

Item  3.    Legal Proceedings............................    17

Item  4.    Submission of Matters to a Vote
            of Security Holders..........................    19

                          PART II

Item  5.    Market for Registrant's Common Equity
            and Related Stockholder Matters..............    19

Item  6.    Selected Financial Data......................    20

Item  7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations    22

Item  7a.   Quantitative and Qualitative Disclosures
            about Market Risk............................    36

Item  8.    Financial Statements and Supplementary
            Data.........................................    38

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......    82

                          PART III

Item 10.    Directors and Executive Officers of the
            Registrant...................................    83

Item 11.    Executive Compensation.......................    85

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management........................    87

Item 13.    Certain Relationships and Related
            Transactions.................................    88

                          PART IV

Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K......................    89

Signatures...............................................    92




TriaDyne(R), TriaDyne(R) II, BariKare(R), The V.A.C.(R), PlexiPulse(R), PlexiPulse, All-in-1 System TM, KinAir(R) III, KinAir(R) IV, FirstStep (R),
FirstStep(R) Plus,       FirstStep(R) Select,      FirstStep(R) MRS,
TheraPulse(R), TheraPulse(R) II, BioDyne(R), BioDyne(R)II, FluidAir(R) Plus, FluidAir(R) Elite, RotoRest(R), Q2 Plus(R), HomeKair(R) DMS, DynaPulse(R), FirstStep(R) TriCell, Impression (R) SR, RotoRest(R) Delta, PediDyne(R), BariAire(R), FirstStep(R) Select Heavy Duty, FirstStep (R) Advantage, TriCell(R), RIK(R) and AirWorks(R) Plus, are trademarks of
the  Company  used  in  this Report.   Kinetic  Therapy  SM,  The
Clinical Advantage SM, Genesis SM and Odyssey SM are service marks of the Company used in this Report.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
                             OF THE
        PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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


                              PART I


Item 1.  Business
-----------------

General

     Kinetic Concepts, Inc. (the "Company" or "KCI") is a worldwide leader in innovative therapeutic systems which prevent and treat the complications of immobility that can result from disease, trauma, surgery or obesity. The Company's clinically effective therapeutic systems include specialty hospital beds, specialty mattress overlays and non-invasive medical devices combined with on-site patient care consultation by the Company's clinically-trained staff. The complications of immobility include pressure sores, pneumonia and circulatory problems which can increase patient treatment costs by as much as $75,000 and, if left untreated, can result in death. The Company's therapeutic systems can significantly improve clinical outcomes while reducing the cost of patient care by preventing these complications or accelerating the healing process and by providing labor savings. The Company has also been successful in applying its therapeutic expertise to bring to market innovative medical devices that treat chronic wounds and help prevent blood clots.

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

     On November 5, 1997, a substantial interest in the Company was acquired by certain affiliates of Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA"). Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own approximately 28.0 million, 18.4 million, 23.6 million and 0.4 million common shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. Members of management have retained, and have been granted, additional options to purchase shares.


Corporate Organization

     In 1998, the Company had three operating divisions: KCI Therapeutic Services, Inc. ("KCI Therapeutic Services" or "KCTS"), KCI International, Inc. ("KCI International") and KCI New Technologies, Inc. ("NuTech").


KCI Therapeutic Services

     KCI Therapeutic Services provides a broad line of therapeutic specialty support surfaces to patients in acute and sub-acute facilities as well as extended care settings. This division consists of approximately 1,100 personnel, many of whom have a medical or clinical background. Sales are generated by a sales force of approximately 320 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. A portion of this field organization is focused exclusively on either the acute and home care markets or the extended care market.

     KCI Therapeutic Services has a national 24-hour, seven days-a-week customer service communications system which allows it to quickly and efficiently respond to its customers' needs. The Company distributes its specialty patient support surfaces to acute and extended care facilities through a network of 141 domestic service centers. The KCTS service centers are organized as profit centers and the general managers who supervise the service centers are responsible for both sales and service operations. Each center has an inventory of specialty beds and overlays which are delivered to the individual hospitals or extended care facilities on an as-needed basis.

     The KCTS sales and support staff is comprised of approximately 250 employees with medical or clinical backgrounds. The principal responsibility of approximately 120 of these clinicians is making product rounds and participating in creating treatment protocols. These clinicians educate the hospital or long-term facility staff on issues related to patient treatment and assist in the establishment of protocols. The clinical staff makes approximately 200,000 product rounds annually. KCTS accounted for approximately 69%, 70% and 68%, respectively, of the Company's total revenue in the years ended December 31, 1998, 1997 and 1996.

     KCI has developed a continuum of products that address the unique demands of the home health care market. KCTS, through its Home Care group, distributes products primarily through home medical equipment ("HME") dealers. The Company believes that selling products through the home care provider network gives it access to a larger patient population and improves the overall contribution from this business segment despite a reduction in per patient revenue.

KCI International

     KCI International offers the Company's therapies and services in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, and Ireland. In addition, relationships with 75 independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to service the demands of a growing global market. KCI International accounted for approximately 24%, 23% and 25%, respectively, of the Company's total revenue in the years ended December 31, 1998, 1997 and 1996.


NuTech

     NuTech manufactures and markets a number of circulatory medical devices including the PlexiPulse and PlexiPulse All-in-l System. The NuTech products are sold through a direct sales force and a limited number of independent distributors and rented through an alliance with MEDIQ/PRN, a national medical device rental company with a strong portfolio of national accounts. NuTech accounted for approximately 7%, 6% and 6% of the Company's total
revenue  in  1998,  1997   and   1996, respectively.

Therapies

     The Company's therapeutic systems deliver one or more of the following therapies:

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

     Pulmonary Care. The Company's pulmonary care systems provide Kinetic Therapy to help prevent and treat acute respiratory problems, such as pneumonia, by reducing the build-up of fluid in the lungs. The United States Center for Disease Control (the "CDC") defines Kinetic Therapy as the lateral rotation of a patient by at least 40 degrees to each side (a continuous 80 degree arc). Some of the Company's products combine Kinetic Therapy with additional therapies such as percussion and pulsation which help loosen mucous buildup and promote circulation.

     Bariatric Care. The Company offers a line of bariatric care products which are designed to accommodate obese individuals. These products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing nearly 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. The Company's most sophisticated bariatric care product can serve as a bed, chair, scale and x-ray table, helps patients enter and exit the bed, and contains other features which permit patients to be treated safely and with dignity. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by such personnel. Management believes that these products enable health care personnel to treat these patients in a manner which is safer for hospital personnel than traditional methods, which can help reduce worker's compensation claims. Some of the bariatric products also address complications of immobility and obesity such as pressure sores.

     Closure of Chronic Wounds. The Company is the provider of a patented, non-invasive device which uses subatmospheric pressure to promote the healing of chronic wounds. This pressure is applied through a proprietary foam dressing which draws the tissue together, stimulates blood flow, reduces swelling and decreases bacterial growth. The device heals wounds more quickly than traditional methods and has been effective at closing chronic wounds which have, in some cases, been open for years.

     Circulatory Improvement. The Company offers a non-invasive device which improves blood circulation, decreases swelling in the lower extremities and reduces the incidence of blood clots. The therapy is accomplished by wrapping an inflatable cuff around a foot or leg and then automatically inflating and deflating the cuff at prescribed intervals. The products are often used by individuals who have had hip or knee surgeries, diabetes, or other conditions which reduce circulation.


Products

     The Company's "Continuum of Care" is focused on treating wound care patients, pulmonary patients, large or obese patients and patients with circulatory problems by providing innovative, outcome driven therapies across multiple care settings.

Pressure Relief/Pressure Reduction

     The Company's pressure relief products include a variety of framed beds and overlays such as the KinAir III and IV, TheraPulse I and II, FluidAir Elite, First Step TriCell, DynaPulse, First Step Plus, First Step Select, First Step Advantage, Impression SR and RIK Fluid mattress and overlay. The KinAir III has been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post operative skin grafts and flaps, and to help prevent the formation of pressure sores and certain other complications of immobility. The TheraPulse provides a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems. The FluidAir Elite supports the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief for skin grafts or flaps, burns and pressure sores. The DynaPulse is a pulsating mattress replacement system that helps prevent pressure ulcers in patients at high risk for skin breakdown and can also be used to treat existing pressure ulcers. The First Step family of overlays is designed to provide pressure relief and help prevent pressure sores. AirWorks Plus is a low-cost overlay which has air chambers which assist in redistributing pressure for better skin care. Impression is a self-contained for-sale product for the prevention of pressure sores which is intended to replace standard hospital mattresses. The RIK mattress and the RIK overlay are non-powered products that provide pressure relief using a patented viscous fluid and an anti-shear layer.

Pulmonary Care

     The CDC defines Kinetic Therapy as lateral rotation of a patient by at least 40 degrees on each side (a continuous 80 degree arc). The Company believes Kinetic Therapy is essential to the prevention or effective treatment of pneumonia and other pulmonary complications in immobile patients. The Company's Kinetic Therapy products include the TriaDyne, TriaDyne II, RotoRest Delta, PediDyne, and Q2 Plus. The TriaDyne, introduced in mid-1995, provides patients mainly in acute care settings with three distinct therapies on an air suspension surface. The TriaDyne applies Kinetic Therapy by rotating the patient up to 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne can also provide percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The TriaDyne offers several other novel features not available on other products. The RotoRest Delta is a specialty bed which can rotate a patient up to a 62 degree angle on each side for the treatment of pulmonary complications and prevention of pneumonia. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis.

Bariatric Care

     The Company markets a line of therapeutic support surfaces and aids for patients suffering from obesity, a market that had previously been underserved. These products provide the proper support needed by obese patients, and enable nurses to care for obese patients in a dignified manner. The use of the Company's bariatric products also helps to prevent injuries to hospital staff and decreases the number of staff members needed to treat larger patients. The most advanced product in this line is the BariAir Therapy System, which can serve as a bed, cardiac chair, scale or x-ray table. The BariAir provides low air loss pressure relief, continuous turn assistance and step-down features designed for both patient comfort and nurse assistance. This product is used generally for patients weighing from 300 to 600 pounds but can be used for patients who weigh up to nearly 850 pounds. The Company believes that the BariAir is the most advanced product of its type available today. In 1996, the Company introduced the FirstStep Select Heavy Duty overlay which incorporates pressure-relieving therapy in a design that supports patients weighing up to 650 pounds.

Closure of Chronic Wounds

     The Company manufactures and markets the Vacuum Assisted Closure device (the "V.A.C."), a non-invasive, active wound closure therapy that utilizes sub atmospheric pressure. The V.A.C. promotes healing in wounds, pressure ulcers and grafts that frequently do not respond to traditional methods of treatment. Treatment protocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a vacuum pump. When activated, the vacuum pump creates a subatmospheric pressure in the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which stimulate healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours.

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

Competition

     The Company believes that the principal competitive factors within its markets are product efficacy, cost of care, clinical outcomes and service. Furthermore, the Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and providers.

     The Company contracts with both proprietary hospital groups and voluntary GPOs. Proprietary groups own all of the hospitals which they represent and, as a result, can ensure compliance with a national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of a national agreement. Approximately 46% of the Company's total revenue during 1998 was generated under national agreements with proprietary groups and voluntary GPOs in the acute and extended care settings.

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


Market Outlook

Health Care Reform

     There are widespread efforts to control health care costs in the United States and abroad. For example, the Balanced Budget Act of 1997 (the "BBA") significantly reduces the annual increases in federal spending for Medicare and Medicaid over the next five years by: a) reducing annual payment updates to acute care hospitals, b) changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems, c) eliminating annual payment updates for durable medical equipment ("DME") and d) allowing states greater flexibility in controlling Medicaid costs at the state level. The general effect of the BBA has been to place increased pricing pressure on the
Company and its customers. In particular, the changes in the manner Medicare Part A reimburses skilled nursing facilities ("SNFs") has changed dramatically the manner in which the Company's SNF customers make renting and purchasing decisions. The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future.

Consolidation of Purchasing Entities

     One of the most tangible results of the health care reform debate in the United States has been to cause health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergyies. A substantial number of the Company's customers, including proprietary hospital groups, group purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the renegotiation of contracts and in the granting of price concessions. Finally, as group purchasing organizations and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement of Health Care Costs

     The Company's products are rented and sold principally to hospitals, skilled nursing facilities and DME suppliers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. The Company also acts as a Durable Medical Equipment Supplier under 42 U.S.C. 1395 et seq. and as such furnishes its products directly to customers and bills payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payor's list of covered services. For example, the Company is seeking to establish coverage and payment by Medicare Part B for the V.A.C., its chronic wound treatment product. Although clinical acceptance of this product has continued to increase, it has not been classified as a covered item by Medicare Part B pending receipt and review of additional clinical data. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or operations could result.

Fraud and Abuse Laws

     The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services has launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws, there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Obesity is increasingly being recognized as a serious medical complication. In 1996 approximately 730,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and thus are at risk for circulatory problems and skin breakdown. Treating obese patients is also a significant staffing issue for many health care facilities and a cause of worker's compensation claims among nurses.


Research and Development

     The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. In 1998, the Company has introduced a number of new products including: the KinAir IV,
TheraPulse II, First Step Advantage, Impression SR, FluidAir HC, Maxxis 300 & 400 (KCI-built variations of the Equitron beds) and the Mini V.A.C. Expenditures for research and development represented approximately 2% of the Company's total operating expenditures in 1998. The Company intends to continue its research and development efforts.


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


Patents and Trademarks

     The Company seeks patent protection in the United States and abroad. As of December 31, 1998, the Company had 74 issued U.S. patents relating to its various lines of therapeutic medical devices. The Company also has 50 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under trademarks and service marks. The Company has 43 registered trademarks and service marks in the United States Patent and Trademark Office.


Employees

     As of December 31, 1998, the Company had approximately 2,100 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.


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

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (e.g., labeling, premarket notification, and adherence to Quality System Regulations). Class II devices are subject to general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are high risk devices that receive greater FDA scrutiny to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) Clearance") or Premarket Approval ("PMA"). All of the Company's current products have been classified as Class I or Class II devices, which typically are legally marketed based upon 510(k) Clearance or related exemptions. A 510(k) Clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed medical device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence than in the past.

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

     The OIG has taken certain actions which suggest that arrangements between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. An OIG enforcement initiative, Operation Restore Trust ("ORT"), has targeted an investigation of fraud and abuse in a number of states (i.e., California, Florida, Illinois, New York, and Texas), focusing specifically on the long-term care, home health, and DME industries. ORT's funding has officially ended and the Inspector General has announced plans to implement an "ORT-Plus" program in other states in conjunction with other federal law enforcement bodies. Furthermore, in August 1995, the OIG issued a Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the statute. These initiatives create an environment in which there will continue to be significant scrutiny for compliance with federal and state fraud and abuse laws.

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

     ISO Certification. Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances necessary for many companies in recent years. The Company received ISO Certification in the fourth quarter of 1997 and therefore is certified to sell and distribute the Company's products within the European community.

     Other Laws. The Company owns and leases property that is subject to environmental laws and regulations. The Company also is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or potentially hazardous substances.

     International. Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. Premarket clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition or results of operations.


Reimbursement

     The Company's products are rented and sold principally to hospitals, extended care facilities and Home Medical Equipment
(HME) providers (also referred to as Durable Medical Equipment Providers) who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. The Company also directly bills third party payors, including Medicare and Medicaid, and receives reimbursement from these payors. In some cases, Medicare beneficiaries are billed twenty percent for coinsurance. As a result, demand and payment for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

     Medicare. Medicare is a federally-funded program that reimburses the costs of health care furnished primarily to the elderly and disabled. Medicare is composed of two parts: Part A and Part B. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. To date, specific Medicare guidelines have not been established addressing under what circumstances, if any, Medicare coverage would be provided for the use of the PlexiPulse or the V.A C.

     The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. The recently enacted Balanced Budget Act (BBA) of 1997 will significantly impact the manner in which Medicare reimbursement is funded over the next five years. Most of the Company's products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

     Hospital Setting. With the establishment of the prospective payment system in 1983, acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") into which each Medicare beneficiary is assigned, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually long lengths of stay or high costs. However, outlier payments based upon length of stay were phased out with fiscal year 1998. Furthermore, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor, or otherwise lower their costs.

     The principal manner in which the BBA impacts Medicare Part A in the acute care setting is that it has reduced the annual DRG payment updates to be paid over the next five years by more than $40.0 billion. In addition, the BBA authorizes the Health Care Financing Administration ("HCFA") to enact regulations which are designed to restrain certain hospital reimbursement activities which are perceived to be abusive or fraudulent.

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

      Skilled Nursing Facility Setting. Skilled nursing facilities ("SNFs") which purchase or rent the Company's products have traditionally been reimbursed directly under Medicare Part A for some portion of their incurred costs. On July 1, 1998, the manner in which SNFs were reimbursed under Medicare Part A changed dramatically. On that date, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system. The new payment system is based on resource utilization groups ("RUGs"). Under the RUGs system, a SNF Medicare patient is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the level of care and resources the patient requires. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. The daily payments made to the SNFs during a transition period are based upon a blend of their actual costs from 1995 and a national average cost from 1995 (which is subject to local wage-based adjustments). Initially, 75% of a SNF's per diem is based on its costs and 25% of the per diem is based on national average cost. At the end of the four-year phase-in period, all daily payments will be based on the national average cost. Because the RUG's system provides SNFs with fixed cost reimbursement, SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs. The Company's revenue from SNF customers has dropped sharply since the implementation of the RUGs system.

     Home Setting. The Company's products are also provided to Medicare beneficiaries in home care settings. Medicare reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of HME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). So long as the Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered floatation beds and alternating air mattresses, are reimbursed in the home setting under the HME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. Under the BBA, there will be a five-year freeze on consumer price index payment updates for Medicare Part B Services in the home care setting.

     Medicaid. The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically-needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in skilled nursing facilities nationwide. The Company sells or rents its products to SNFs for use in furnishing care to Medicaid recipients. SNFs, or the Company, may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each states budget restraints.

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

Item 2.  Properties
-------------------

     The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes approximately 89,000 square feet of the building with the remaining space being leased to unrelated entities. In June 1997, the Company also acquired a 2.8 acre tract of land adjacent to its corporate headquarters. There are three buildings on the land which contain an aggregate of 40,000 square feet, which will be used for general corporate purposes.

     The Company conducts its manufacturing, shipping, receiving and storage activities in a 153,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January 1988. In 1989, the Company completed the construction of a 17,000 square foot addition to the facility which is utilized as office space. The Company also owns a 37,000 square foot building in San Antonio, Texas which houses the Company's engineering. In 1992, the Company purchased a 35,000 square foot facility in San Antonio, Texas which is used for storage. The Company maintains additional storage at two leased facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas which has been provided to a charitable organization to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and a 2,500 square foot house.

     The Company leases approximately 141 domestic distribution centers, including each of its seven regional headquarters, which range in size from 1,500 to 18,000 square feet. The Company also leases two small manufacturing plants in the United Kingdom and Ireland which are approximately 18,000 square feet and 9,000 square feet, respectively.


Item 3.  Legal Proceedings
--------------------------

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

     On December 24, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom. This suit was filed in the United States District Court for the District of South Carolina. This case was tried in January 1999 and, in February 1999, the trial judge ruled that the TriaDyne bed did not infringe the Hill-Rom patent.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.


                              PART II


Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
         Stockholder Matters
----------------------------

      The Company's common stock ("Common Stock") traded on The Nasdaq Stock Market under the symbol: KNCI until November 19, 1997, which was the date on which the Company delisted its common stock. The range of the high and low bid prices of the Common Stock for each of the quarters during the 1997 fiscal year is presented below, through the last date that the Company's common stock was traded on a national exchange.


                  MARKET PRICES OF COMMON STOCK


                     1997          High      Low
                -------------    -------   -------
                First Quarter    $ 3.938   $ 2.844
                Second Quarter     4.594     3.375
                Third Quarter      4.985     4.219
                Fourth Quarter     4.875     4.531


      The Company's Board of Directors declared quarterly cash dividends on the Common Stock in 1997 which totaled $0.0281 per share. No dividends were declared in 1998. The Company's credit agreements contain certain covenants which currently restrict the Company's ability to declare and pay cash dividends.

      As of March 1, 1999, there were 5 holders of record of the Company's Common Stock. There is currently no established public trading market for the Company's Common Stock.


Item 6.  Selected Financial Data
--------------------------------

Note: All share and per share amounts shown below have been adjusted to reflect a four-for-one stock split effective in the third quarter of 1998.


                KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                  SELECTED CONSOLIDATED FINANCIAL DATA
                 (in thousands, except per share data)

                                       Year Ended December 31,
                             --------------------------------------------
                                1998     1997     1996     1995     1994
                              -------  -------  -------  -------  -------

Consolidated Statements of
  Earnings Data:
Revenue:
  Rental and service........$ 258,482 $ 247,890 $225,450 $206,653 $228,832
  Sales and other...........   71,989    59,026   44,431   36,790   40,814
                              -------   -------  -------  -------  -------
    Total revenue...........  330,471   306,916  269,881  243,443  269,646
                              -------   -------  -------  -------  -------
Rental expenses.............  165,461   156,179  146,205  137,420  159,235
Cost of goods sold..........   27,881    23,673   16,315   13,729   19,388
                              -------   -------  -------  -------  -------
    Gross profit............  137,129   127,064  107,361   92,294   91,023
Selling, general and
  administrative expenses...   69,569    62,654   52,007   48,502   51,813
Unusual items (1)...........       --        --       --       --  (84,868)
Recapitalization expense (2)       --    34,361       --       --       --
                              -------   -------  -------  -------  -------
    Operating earnings......   67,560    30,049   55,354   43,792  124,078
Interest income.............      616     2,263    9,332    5,063    1,318
Interest expense............  (48,594)  (10,173)    (245)    (509)  (5,846)
Foreign currency gain (loss)       20    (1,106)      --       --       --
                              -------   -------  -------  -------  -------
    Earnings before income
      taxes, minortiy
      interest and cumu-
      lative effect of
      change in accounting
      principle.............   19,602    21,033   64,441   48,346  119,550
Income taxes................    7,851     8,403   25,454   19,905   55,949
                              -------   -------  -------  -------  -------
    Earnings before minority
      interest and cumulative
      effect of change in
      accounting principle..   11,751    12,630   38,987   28,441   63,601
Minority interest in
  subsidiary loss (gain)....       25       (25)      --       --       40
Cumulative effect of change
  in accounting for
  inventory (3).............       --        --       --       --      742
                              -------   -------  -------  -------  -------
    Net earnings............$  11,776 $  12,605 $ 38,987 $ 28,441 $ 64,383
                              =======   =======  =======  =======  =======
    Earnings per common
      share (2).............$    0.17 $    0.08 $   0.22 $   0.16 $   0.37
                              =======   =======  =======  =======  =======
    Earnings per common
      share -- assuming
      dilution (2)..........$    0.16 $    0.08 $   0.21 $   0.16 $   0.36
                              =======   =======  =======  =======  =======
Average common shares:
  Basic (weighted average
  common shares)(2)(4)......   70,873   154,364  175,832  176,652  175,652
                              =======   =======  =======  =======  =======
  Diluted (weighted average
    outstanding shares)(2)
    (4).....................   73,233   159,640  181,956  181,828  176,572
                              =======   =======  =======  =======  =======

Cash flow provided by
  operations................$  43,885 $  10,704 $ 62,167 $ 56,782 $ 96,451
                              =======   =======  =======  =======  =======

Cash dividends paid to
  common shareholders.......$      -- $   6,388 $  6,607 $  6,631 $  6,588
                              =======   =======  =======  =======  =======
Cash dividends per share
  paid to common share-
  holders (4)...............$      -- $    .028 $   .038 $   .038 $   .038
                              =======   =======  =======  =======  =======

Consolidated Balance Sheet
Data:
  Working capital...........$  76,593 $  96,365 $107,334 $109,413 $ 90,731
  Total assets..............$ 308,073 $ 351,151 $253,393 $243,726 $232,731
  Long-term obligations --
    noncurrent..............$ 506,701 $ 530,213 $     -- $     -- $  2,755
  Other shareholders'
    equity..................$(261,588)$(275,698)$211,078 $210,324 $185,423



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

(4) See Note 8 of Notes to Consolidated Financial Statements for information regarding a four-for-one stock split declared in the third quarter of 1998.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
--------------------------------------------

     General

      The ongoing changes in health care reimbursement continue to create pressure on health care providers to control costs, provide cost effective therapies and improve patient outcomes. Industry trends resulting from these pressures include the accelerating migration of patients from acute care facilities into extended care (e.g., skilled nursing facilities and rehabilitation centers) and home care settings, and the consolidation of health care providers and national and regional group purchasing organizations.

     In August 1997, in an effort to reduce the federal deficit and lower overall federal healthcare expenditures, Congress passed the Balanced Budget Act, (the "BBA"). The BBA contains a number of provisions which will impact the federal reimbursement of health care costs and reduce projected payments under the Medicare system by $115 billion over the next five years. The majority of the savings are scheduled for the fourth and fifth years of this plan. The provisions include: (i) a reduction exceeding $30 billion in the level of payments made to acute care hospitals under Medicare Part A over the next five years (which will be funded primarily through a reduction in future consumer price index increases); (ii) a change, which commenced July 1, 1998, in the manner in which skilled nursing facilities ("SNFs") are reimbursed from a cost based system to a prospective payment system whereby SNFs receive an all inclusive, case-mix adjusted per diem payment for each of their Medicare patients (the "RUGS System"); and (iii) a five-year freeze on consumer price index updates for Medicare Part B services in the home and the implementation of competitive bidding trials for five categories of home care products.

     Less than 10% of the Company's revenues are received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced by the BBA will have a substantial impact on its hospital customers or the dealers who distribute the Company's products in the home health care market. However, changes introduced by the BBA have impacted negatively the manner in which the extended care customers make purchasing and rental decisions with respect to the Company's products.

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


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

     All share and per share amounts shown in Item 7 have been adjusted to reflect a four-for-one stock split which was effective in the third quarter of 1998.

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):

                                    Year Ended December 31,
                                -------------------------------
                                    Revenue         Increase
                                  Relationship     (Decrease)
                                ---------------  --------------
                                  1998    1997      $      Pct
                                ------- -------  -------   ----
Revenue:
  Rental and service...........    78%     81%  $ 10,592     4%
  Sales and other..............    22      19     12,963    22
                                  ---     ---     ------
                                  100%    100%    23,555     8
Rental expenses................    50      51      9,282     6
Cost of goods sold.............     9       8      4,208    18
                                  ---     ---     ------

    Gross profit...............    41      41     10,065     8

Selling, general and
  administrative expenses......    21      20      6,915    11
Recapitalization costs.........    --      11    (34,361) (100)
                                  ---     ---     ------
    Operating earnings.........    20      10     37,511   125

Interest income................    --      --     (1,647)  (73)
Interest expense...............   (14)     (3)   (38,421) (378)
Foreign currency gain (loss)...    --      --      1,126   102
                                  ---     ---     ------
    Earnings before income
      taxes and minority
      interest.................     6       7     (1,431)   (7)
Income taxes...................     2       3        552     7
Minority interest..............    --      --         50   200
                                  ---     ---     ------
    Net earnings...............     4%      4%  $   (829)   (7)%
                                  ===     ===     ======

      The Company's revenue is divided between three primary operating units. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

                                     Year Ended December 31,
                                     -----------------------
                                        1998         1997
                                     ----------   ----------
     KCI,Therapeutic Services......    $229.6       $215.2
     KCI,International.............      78.0         70.3
     Nutech........................      21.5         19.1
     Other.........................       1.4          2.3
                                        -----        -----
                   Total revenue       $330.5       $306.9
                                        =====        =====

Total Revenue: Total revenue in 1998 increased $23.6 million, or 7.7%, to $330.5 million from $306.9 million in 1997. Revenue from KCI,Therapeutic Services("KCTS") business unit was $229.6 million, up $14.4 million, or 6.7%, from $215.2 million in the prior year due substantially to V.A.C. rentals and sales growth. KCTS surfaces revenue increased slightly due to a combination of revenue from the RIK Medical acquisition, wound care product sales and higher patient therapy days which were virtually offset by lower blended rental rates. Sales for the period increased $13.0 million, or 22.0%, due substantially to sales of disposable products associated with the Company's medical devices.

     Revenue from the Company's international operating unit increased $7.7 million, or 11.0%, to $78.0 million from $70.3 million in 1997. The international revenue increase reflects higher therapy days in virtually all of the Company's middle-tier markets, e.g., the Netherlands, Canada and Switzerland, which were partly offset by unfavorable currency exchange rate fluctuations of approximately $2.1 million.

      Revenue from the Nutech segment, increased $2.4 million, or 12.6%, to $21.5 million from $19.1 million in 1997, due substantially to growth in PlexiPulse vascular assistance device rentals and sales combined with the acquisition of Jobst which contributed sales of approximately $800,000 in the year.

Rental Expenses: Rental, or field, expenses increased $9.3 million, or 5.9%, to $165.5 million from $156.2 million in 1997. This increase is primarily attributable to costs associated with business acquisitions completed during 1997 and 1998 including increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.0% and 63.0% for the 1998 and 1997, respectively.

Cost of Goods Sold: Cost of goods sold in 1998 increased $4.2 million, or 17.8%, to $27.9 million compared to $23.7 million in 1997. Cost of goods sold has increased primarily as a result of increased sales of disposables associated with the Company's medical devices.

Gross Profit: Gross profit increased $10.0 million, or 7.9%, to $137.1 million in 1998 from $127.1 million in 1997 due primarily to increased revenue as discussed above. Gross profit margin for 1998, as a percentage of total revenue, was 41.5%, up from 41.4% for 1997.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $6.9 million, or 11.0%, to $69.6 million in 1998 from $62.7 million in 1997. This increase was due in part to increased sales commissions, goodwill amortization associated with acquisitions, increased inventory valuation reserves and increased legal and professional fees resulting from continuing litigation and systems/process improvement projects including conversion of the Company's manufacturing and payroll systems to Year 2000 compliant platforms. As a percentage of total revenue, selling, general and administrative expenses were 21.1% in 1998 as compared with 20.4% in 1997.

Recapitalization: During 1997, the Company recognized $34.4 million in fees and expenses resulting from the transactions associated with a leveraged recapitalization of the Company (the "Recapitalization"). Recapitalization expenses consisted of compensation expense associated with employee stock option exercises and other incentives, commitment fees on unused credit facilities, legal and professional fees and other miscellaneous costs and expenses.

Operating Earnings: Operating earnings for 1998 were $67.6 million, an increase of 124.8% from $30.0 million in 1997, due substantially to Recapitalization expenses of $34.4 million which were recognized in 1997. Excluding Recapitalization expenses, operating earnings for 1998 would have increased $3.2 million, or 4.9%, from 1997. As a percentage of total revenue, the Company's operating margin was 20.4%, down from 21.0%, excluding Recapitalization expenses, in 1997 primarily due to the increase in selling, general and administrative expenses discussed above.

Interest  Income:   Interest  income  for  1998  was  approximately
$616,000 compared to approximately $2.3 million in the prior year. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities in 1997 and the leveraged recapitalization transactions completed during the fourth quarter of the prior year.

Interest Expense: Interest expense for 1998 was $48.6 million compared to $10.2 million for 1997. The interest expense increase was due to interest accrued on an average balance of approximately $525 million in long-term debt obligations associated with the Recapitalization.

Income  Taxes:  The Company's effective income tax rate  for  1998 and 1997 was 40.0%.

Net Earnings: Net earnings for 1998 were $11.8 million, or $.17 per share, assuming no dilution, compared to 1997 net earnings of $12.6 million, or $0.08 per share. Excluding Recapitalization expenses, net earnings for 1997 would have been $39.2 million, or $0.25 per share.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):


                                    Year Ended December 31,
                               -----------------------------------
                                    Revenue          Increase
                                  Relationship      (Decrease)
                               ------------------  ---------------
                                  1997     1996        $     Pct
                               --------- --------  -------- ------
Revenue:
  Rental and service.........      81%      84%    $ 22,440   10%
  Sales and other............      19       16       14,595   33
                                  ---      ---      -------
                                  100%     100%      37,035   14
Rental expenses..............      51       54        9,974    7
Cost of goods sold...........       8        6        7,358   45
                                  ---      ---      -------
    Gross profit.............      41       40       19,703   18

Selling, general and
  administrative expenses....      20       19       10,647   20
Recapitalization costs.......      11       --       34,361   N/A
                                  ---      ---      -------

    Operating earnings.......      10       21      (25,305) (46)

Interest income..............      --        3       (7,069) (76)
Interest expense.............      (3)      --       (9,928)  N/A
Foreign currency loss........      --       --       (1,106)  N/A
                                  ---      ---       ------
    Earnings before income
      taxes and minority
      interest...............       7       24      (43,408) (67)
Income taxes.................       3       10       17,051   67
Minority interest............      --       --          (25)  N/A
                                  ---      ---       ------
    Net earnings                    4%      14%    $(26,382) (68)%
                                  ===      ===       ======

      The Company's revenue is divided between three primary operating units. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these markets ($ in millions):

                                     Year Ended December 31,
                                   ---------------------------
                                       1997           1996
                                   -----------     -----------
     KCI,Therapeutic Services.....    $215.2          $184.8
     KCI, International...........      70.3            68.8
     Nutech.......................      19.1            15.7
     Other........................       2.3             0.6
                                       -----           -----
                   Total revenue      $306.9          $269.9
                                       =====           =====

Total Revenue: Total revenue in 1997 was $306.9 million, an increase of $37.0 million, or 13.7%, from $269.9 million in 1996. This increase was primarily attributable to growth in both the Company's domestic specialty surface and medical devices businesses. KCI,Therapeutic Services revenue includes revenue from acute and extended care facilities as well as revenue from the home care setting. Revenue from the KCTS business unit was $215.2 million, up $30.4 million, or 16.5%, from $184.8 million in the prior year due primarily to growth in V.A.C. rentals in the United States and therapy day growth in each of the wound care, pulmonary and bariatric markets combined with an overall increase in the average daily rental price of its products. Revenue from the Company's international business was $70.3 million compared to $68.8 million in the prior year, despite adverse foreign currency exchange fluctuations of approximately $6.4 million. Revenue from the Nutech segment of $19.1 million increased $3.4 million, or 21.7%, up from $15.7 million in the prior year, due substantially to increased market penetration associated with the Mediq/PRN alliance.

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

Recapitalization: During 1997, the Company recognized $34.4 million in fees and expenses resulting from the transactions associated with the Recapitalization. Recapitalization expenses consisted of compensation expense associated with employee stock option exercises and other incentives, commitment fees on unused credit facilities, legal and professional fees and other miscellaneous costs and expenses.

Operating Earnings: Operating earnings for 1997 were $30.0 million, a decrease of $25.3 million, or 45.7%, from 1996, due substantially to Recapitalization expenses of $34.4 million in 1997. Excluding the Recapitalization expenses, operating earnings for 1997 were $64.4 million, an increase of $9.1 million, or 16.4%, from 1996. As a percentage of total revenue, the Company's operating margin, excluding the recapitalization expenses, improved to 21.0%, up from 20.5% in 1996.

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

Net Earnings: Net earnings for 1997 were $12.6 million, or $0.08 per share, compared to 1996 net earnings of $39.0 million, or $0.22 per share. Excluding non-recurring items, net earnings for 1997 would have been $39.2 million, or $0.25 per share, compared to 1996 net earnings of $35.9 million, an increase of $3.3 million, or 9.2%. Higher revenue combined with controlled spending accounted for the earnings improvement.

Financial Condition

     The change in revenue and expenses experienced by the Company during the year ended December 31, 1998 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $4.4 million at December 31, 1998, a decrease of $57.4 million from December 31, 1997. The cash decrease is primarily attributable to payments associated with the Recapitalization, including $32.3 million for first quarter 1998 repurchases of common stock, and $19.3 million for the repayment of long-term debt obligations.

      Accounts receivable at December 31, 1998 were $85.2 million, an increase of $4.0 million, or 4.9%, from the prior year end. V.A.C. rentals and sales which the Company has billed to the
Medicare program increased receivables by $4.5 million as the Company has not been granted a Medicare Part B V.A.C. Reimbursement Code. The remainder of this increase was due primarily to (i) revenue growth in extended care and home care markets which tend to have customers and payors who historically have paid over a longer cycle than acute care customers and (ii) growth in international receivables.

      Inventories at December 31, 1998 increased $7.1 million, or 33.0%, to $28.7 million from the end of 1997, due primarily to purchases of wound dressing and disposable devices which make up a large percentage of total company sales revenue.

      Prepaid expenses and other current assets of $10.7 million decreased 42.0% as compared to $18.4 million at December 31, 1997. This change resulted primarily from the refund of all 1997 federal tax payments as the Recapitalization resulted in the Company recording a tax receivable for the year ended December 31, 1997.

      Goodwill increased $8.4 million, or 18.4%, from December 31, 1997 due primarily to the Jobst acquisition during 1998. The goodwill associated with this acquisition will be amortized over 25 years.

     Accounts payable and accrued liabilities at December 31, 1998 were $3.4 million and $37.3 million, respectively, compared to $40.4 million and $41.3 million, respectively, at the end of 1997. The decrease in accounts payable relates primarily to payments for shares of common stock not tendered as of December 31, 1997. Payments of interest on long-term debt obligations and payment of an earnout related to a prior year acquisition accounted for the majority of the decrease in accrued liabilities.

      Long-term debt obligations, including current maturities, decreased $19.3 million to $515.4 million as of December 31, 1998 due to the repayment of a portion of the Company's revolving credit facility in addition to scheduled principal payments.

Income Taxes

      The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At the end of 1998, the net impact of these timing issues resulted in a net deferred tax liability comprised of deferred tax liabilities totaling $27.6 million offset by deferred tax assets totaling $17.5 million.

Legal Proceedings
      A description of the Company's legal proceedings is set forth under the caption "Item 3. Legal Proceedings".

Liquidity and Capital Resources

     At December 31, 1998, the Company had current assets of $128.9 million and current liabilities of $52.3 million resulting in a working capital surplus of $76.6 million, compared to a surplus of $96.4 million at December 31, 1997.

      During 1998, the Company made net capital expenditures of $28.4 million, including inventory to be converted into equipment for short term rentals of $700,000. Other than commitments for new product inventory, including disposable "for sale" products, of $4.0 million, the Company has no material long-term capital commitments and can adjust the level of its capital expenditures as circumstances warrant.

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

     The Senior Credit Facilities originally totaled $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Term Loans were fully drawn to finance a portion of the Recapitalization, and scheduled principal payments totaling $4.8 million were made in a timely manner. The Acquisition Facility was partially drawn, in effect, to finance the RIK Medical acquisition. The Acquisition Facility provides the Company with financing to pursue strategic acquisition opportunities, and will remain available to the Company until December 31, 2000, at which time it will begin to amortize over the remaining three years of the facility. The Company originally utilized borrowings under the Revolving Facility to help effect the Recapitalization and pay related fees and expenses. While the Company reduced borrowings under this facility by $14.5 million in 1998, it has utilized and will utilize borrowings to fund capital expenditures and meet working capital needs.

     The Term Loans are payable in equal quarterly installments (1) subject to an amortization schedule as follows:

       Year                                  Amount
       ----                                -----------
       1999............................    $ 8,800,000
       2000............................    $16,800,000
       2001............................    $31,800,000
       2002............................    $31,800,000
       2003............................    $36,800,000
       2004............................    $85,500,000
       2005............................    $83,700,000

(1) The first three quarterly principal installments for 2004 shall be $450,000 with the final installment for that year equal to $84,150,000. For 2005, the first three installments shall be equal to $225,000 and the final installment shall be equal to $83,025,000.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At December 31, 1998, the Acquisition Facility and the Revolving Credit Facility had a balance of $10.0 million each. Accordingly, the aggregate availability under these two facilities was $80.0 million.

     Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into three interest rate protection agreements whereby the base interest rate on $280,000,000 of the term loans is fixed at an average rate of approximately 5.26% through 1999.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at December 31, 1998.

      The Senior Credit Agreement contains customary events of default, including payment defaults, breachs of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, change of control of the Company and failure of any guaranty, security document, security interest or subordination provision supporting the Bank Credit Agreement to be in full force and effect.

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

     Year                                   Percentage
     ----                                   ----------
     2002..................................  104.813%
     2003..................................  103.208%
     2004..................................  101.604%
     2005 and therafter....................  100.000%

      At any time, or from time to time, the Company may acquire a portion of the Notes through open-market purchases. Also, on or prior to November 1, 2000, the Company may, at its option, on one or more occasions use all or a portion of the net cash proceeds of one or more equity offerings to redeem the Notes issued under the Indenture at a redemption price equal to 109.625% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 120 days after the consummation of any such equity offering.

      As of December 31, 1998 the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

      During 1998, the Company generated $43.9 million in cash from operating activities compared to $10.7 in the prior year, an increase of $33.2 million. The increase in operating cash flows resulted primarily from improved collections of accounts receivable and a decrease in other current assets related to the refund of all federal tax payments made in 1997 as a result of the Company's leveraged recapitalization. Investment activities in 1998 used $42.5 million of cash, including net capital expenditures of $28.4 million and $11.3 million used to fund business acquisitions. Financing activities for 1998 used $59.1 million consisting primarily of $41.7 million used to complete the recapitalization transactions and $19.3 million of long-term debt repayments.

      At December 31, 1998, cash and cash equivalents of $4.4 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 1999. Also at year-end, the Company was committed to purchase approximately $4.0 million of inventory associated with new products over the next year. In addition, the Company will complete its acquisition of the Jobst product line during 1999. The Company did not have any other material purchase commitments.


Known Trends or Uncertainties

Euro Currency
-------------

      On January 1, 1999, the European Economic and Monetary Union ("EMU") entered a three-year transition phase during which a new common currency, the "Euro", was introduced in participating countries and fixed conversion rates were established through the European Central Bank ("ECB") between existing local currencies and the Euro. From that date, the Euro is traded on currency exchanges.

      Following introduction of the Euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the Euro or local currency under the EMU's "no compulsion, no prohibition" principle.

      Based on its evaluation to date, management believes that the introduction of the Euro will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the Euro will have on the marketplace, and there is no guarantee that all issues will be foreseen and corrected or that other third parties will address the conversion successfully.

      The Company has reviewed its information systems software and identified modifications necessary to ensure business transactions can be conducted consistent with the requirements of the conversion to the Euro. Certain of these modifications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the Euro conversion to be immaterial.

      The Euro introduction is not expected to have a material impact on the Company's overall currency risk. The Company anticipates the Euro will simplify financial issues related to cross-border trade in the EMU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. However, the Company believes that the associated savings will not be material to corporate results.

Reimbursement
-------------

      The implementation of a prospective payment system for extended care facilities has changed the way skilled nursing facilities buy or rent products. The effect of this change has been to sharply reduce the Company's rental revenues in the extended care market. The Company believes that in the long term, under a fixed payment system, decisions on selecting the products and services used in patient care will be based on clinical and cost effectiveness. The Company's innovative and extensive product continuum significantly improves clinical outcomes while reducing the cost of patient care should allow it to compete effectively in this environment.

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the three years that the product has been available domestically. However, the Company has not received a Medicare reimbursement code, and an associated coverage policy, for the V.A.C. in the home care setting. HCFA has indicated that the grant of a reimbursement code is dependent upon its receipt and review of clinical data. The Company continues to vigorously pursue this reimbursement coverage.


Impact of Year 2000

      The Year 2000 issue arose as a result of computer software programs being written using two digits rather than four digits to define the date field. Certain of the Company's existing computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

      Based on a recent assessment, the Company has determined that it needs to modify or replace key portions of its software so that its information technology ("IT") systems will function properly with respect to dates beyond December 31, 1999. The Company presently believes that through its conversion to the Oracle applications platform and with modifications to other existing software, the Year 2000 issue may be mitigated. However, if such modifications and conversions are not made properly or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 issue involves the
following  four  phases:   assessment,  remediation,  testing   and
implementation.

Assessment
----------

      To date, the Company has completed its assessment of all IT systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the general ledger, billing and manufacturing (inventory) systems. That assessment also indicated that software and hardware used in production, distribution and time and attendance systems also are at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and customers and continues to monitor their compliance.

Remediation
-----------

      The Company is 75% complete on the remediation phase for its IT systems and expects to complete software modifications and/or replacements no later that June 30, 1999. Once software modifications or replacements are completed, the systems are tested for compliance. These phases can run concurrently for different systems. To date, the Company has completed installations/modifications on all mission-critical domestic systems. Internationally, the Company is installing new integrated software applications which are expected to be completed by the end of July 1999.

Testing
-------

      Testing is in process or has been completed for all systems for which the remediation phase has been completed. To date, this testing has identified the need for certain additional program modifications. The additional modifications are expected to be made no later than June 30, 1999 at which time the upgraded systems will be retested. Testing of the remaining systems should be completed during the third quarter of 1999. An integration test will also be performed at that time.

Implementation
--------------

      Many applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are put into production once they have been tested. All affected applications and systems should be in production by the end of the third quarter of 1999.

      The Company believes that it has completed the assessment of all major non-information technology based systems. Remediation plans have been developed, where necessary, and implementation has been completed. Testing of the remediation steps will be completed during the second quarter.

Third Parties and Related Systems
---------------------------------

      The Company's third party payor ("claims") billing system interfaces directly with certain third party payor programs. The Company believes that its billing software is Year 2000 compliant and is in the process of testing the interfaces to ensure that the Company's claims billing interface systems are Year 2000 compliant by the end of September, 1999.

       In addition, the Company has surveyed its significant suppliers and large customers that do not share information systems with the Company. To date, the Company is not aware of any significant customer or supplier with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that all third parties will be ready for the Year 2000. There can be no guarantee that the inability of a significant customer or supplier to complete their Year 2000 readiness program in a timely manner would not materially impact the operations of the Company.

Costs
-----

      The total cost of the Year 2000 project is estimated at $7.4 million and is being funded through operating cash flows. $6.3 million of this total will be used to purchase new software that will be capitalized and the remaining $1.1 million will be expensed as incurred. Through December 31, 1998, the Company incurred approximately $6.9 million ($900,000 expensed and $6.0 million capitalized for new software), related to the assessment of the Year 2000 issue, development of a modification plan, preliminary software modifications, purchase of new software, where necessary, and testing of implemented systems.


Risks and Contingency Plan
--------------------------

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, however, the Company has not yet completed all necessary phases of the Year 2000 program. The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation program failed. It is also developing contingency plans for all mission-critical processes not yet completed. Under a "worst case" scenario, the Company's international operations would be unable to deliver, track and bill for products due to internal system failures and the Company, as a whole, would be unable to deliver key products due to the inability of external vendors to deliver such products. Alternative suppliers are being identified and inventory levels of certain key products and/or components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking information systems or the loss of essential utility services due to the Year 2000 issue could result in the inability of many businesses, including the Company, to conduct business.

Pending Accounting Pronouncements

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

     In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use." The SOP is effective beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company does not anticipate the adoption of this SOP will have a material impact on the Company's future earnings or financial position.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

      The Company is exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

Interest Rate Risk
------------------

     At December 31, 1998, approximately 61% of the Company's long-term debt bore interest at variable rates. These variable-rate facilities bear interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" and (ii) the federal funds effective rate from time to time plus 0.50%) or the Eurodollar Rate (as defined) for one, two, three or six months plus associated credit risk factors from 1.50% to 2.75% depending on the base rate and maturity (see Note 5 to the Company's consolidated financial statements).

      In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into three interest rate protection agreements which effectively fix the base borrowing rate on 88% of the Company's variable rate debt as follows (dollars in millions):

                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                 ----------       ------    ---------
                 01/08/2002       $150.0     5.5775%
                 12/29/2000         95.0     4.8950%
                 12/31/1999         35.0     4.8550%

      As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk
--------------------------------

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. International operations reported operating profit of $15.3 million for the year ended December 31, 1998. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31,1998 would change the Company's 1998 net income by approximately $940,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
                          (in thousands)

                                              December 31,
                                            ------------------
                                              1998       1997
                                            -------    -------

ASSETS
Current assets:
  Cash and cash equivalents.............   $  4,366   $ 61,754
  Accounts receivable, net..............     85,212     81,238
  Inventories...........................     28,662     21,553
  Prepaid expenses and other............     10,707     18,446
                                            -------    -------
          Total current assets..........    128,947    182,991
                                            -------    -------

Net property, plant and equipment.......     77,950     75,434
Goodwill, less accumulated amortization
  of $17,323 in 1998 and $13,989 in 1997     54,327     45,899
Loan issuance cost, less accumulated
  amortization of $2,687 in 1998 and
  $382 in 1997..........................     15,380     17,346
Other assets, less accumulated
  amortization of $3,425 in 1998 and
  $3,100 in 1997........................     31,469     29,481
                                            -------    -------
                                           $308,073   $351,151
                                            =======    =======

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable......................   $  3,438   $ 40,353
  Accrued expenses......................     37,277     41,334
  Current installments of long-term
    obligations.........................      8,800      4,800
  Current installments of capital lease
    obligations.........................        150        139
  Income tax payable....................      2,689         --
                                            -------    -------
          Total current liabilities.....     52,354     86,626
                                            -------    -------

Long-term obligations, excluding current
  installments..........................    507,055    529,901
Capital lease obligations, excluding
  current installments..................        129        312
Deferred income taxes, net..............     10,123     10,010
                                            -------    -------
                                            569,661    626,849
                                            -------    -------

Commitments and contingencies  (Note 13)

Shareholders' deficit:
Common stock; issued and outstanding
  70,915 in 1998 and 17,713 in 1997.....         71         17
Retained deficit........................   (259,121)  (273,231)
Accumulated other comprehensive income..     (2,538)    (2,484)
                                            -------    -------
                                           (261,588)  (275,698)
                                            -------    -------

                                           $308,073   $351,151
                                            =======    =======

See accompanying notes to consolidated financial statements.


              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Earnings
               (in thousands, except per share data)

                                          Year Ended December 31,
                                     -----------------------------------
                                        1998        1997        1996
                                     ----------   ----------  ----------

Revenue:
  Rental and service..............   $258,482     $247,890     $225,450
  Sales and other.................     71,989       59,026       44,431
                                      -------      -------      -------
         Total revenue............    330,471      306,916      269,881
                                      -------      -------      -------

Rental expenses...................    165,461      156,179      146,205
Cost of goods sold................     27,881       23,673       16,315
                                      -------      -------      -------
                                      193,342      179,852      162,520
                                      -------      -------      -------
         Gross profit.............    137,129      127,064      107,361

Selling, general and administrative
  expenses........................     69,569       62,654       52,007
Recapitalization expenses.........         --       34,361           --
                                      -------      -------      -------
         Operating earnings.......     67,560       30,049       55,354


Interest income...................        616        2,263        9,332
Interest expense..................    (48,594)     (10,173)        (245)
Foreign currency gain (loss)......         20       (1,106)          --
                                      -------      -------       ------
         Earnings before income
           taxes and minority
           interest...............     19,602       21,033       64,441
Income taxes......................      7,851        8,403       25,454
                                      -------      -------       ------
         Earnings before minority
           interest...............     11,751       12,630       38,987
Minority interest in subsidiary
  loss (gain).....................         25          (25)          --
                                      -------      -------      -------
         Net earnings                $ 11,776     $ 12,605     $ 38,987
                                      =======      =======      =======

Earnings per common share.........   $   0.17     $   0.08     $   0.22
                                      =======      =======      =======

Earnings per common share -
  assuming dilution...............   $   0.16     $   0.08     $   0.21
                                      =======      =======      =======

Average common shares:
         Basic (weighted average
              outstanding shares)..     70,873      154,364      175,832
                                       =======      =======      =======
         Diluted (weighted average
              outstanding shares)..     73,233      159,640      181,956
                                       =======      =======      =======

See accompanying notes to consolidated financial statements.


              KINETIC CONCEPTS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                          (in thousands)

                                             Year Ended December 31,
                                          ----------------------------
                                            1998      1997       1996
                                          ---------  --------  --------

Cash flows from operating activities:
Net earnings............................    $ 11,776   $ 12,605   $38,987
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation..........................      25,814     21,091    20,301
  Amortization..........................       5,964      2,989     1,493
  Provision for uncollectible accounts
    receivable..........................       3,707      5,888     2,457
  Gain on early repayment of notes
    receivable..........................          --         --    (5,180)
  Change in assets and liabilities net
    of effects from purchase of
    subsidiaries and unusual items:
    Increase in accounts receivable, net      (7,808)   (24,920)   (4,626)
    Decrease in notes receivable........          --         --     3,187
    Increase in inventories.............      (7,186)       (13)   (1,034)
    Decrease (increase)in prepaid
      expenses and other................       7,739    (11,199)   (1,927)
    Increase in accounts payable........       4,715        392     1,525
    Increase (decrease) in accrued
      expenses..........................      (4,121)     1,896     3,349
    Increase (decrease) in income taxes
      payable...........................       2,689     (2,970)   (1,056)
    Increase in deferred income taxes,
      net...............................         113      4,945     4,691
    Increase in non current deferred
      other.............................         483         --        --
                                              ------     ------    ------
          Net cash provided by operating
            activities..................      43,885     10,704    62,167
                                              ------     ------    ------
Cash flows from investing activities:
  Additions to property, plant and
    equipment...........................     (29,913)   (27,672)  (27,783)
  Decrease (increase) in inventory to be
    converted into equipment for
    short-term rental...................        (700)    (2,850)      700
  Dispositions of property, plant and
    equipment...........................       2,207      2,620     5,400
  Excess principal repayment on
    discounted notes receivable.........          --         --     5,180
  Business acquired in purchase
    transactions, net of cash acquired..     (11,266)   (41,153)   (1,146)
  Note paid by principal shareholder....          --         --    10,000
  Decrease (increase) in other assets...      (2,806)       939    (9,960)
                                              ------     ------    ------
          Net cash used by investing
            activities..................     (42,478)   (68,116)  (17,609)
                                              ------     ------    ------
Cash flows from financing activities:
  Borrowing (repayment) of notes payable
    and long-term obligations...........     (19,329)   534,701        --
  Borrowing (repayment) of capital lease
    obligations.........................        (172)      (333)      457
  Loan issuance costs...................        (339)   (17,734)       --
  Proceeds from the exercise of stock
    options.............................         300      3,668     4,264
  Purchase and retirement of treasury
    stock...............................          --     (3,827)  (35,241)
  Cash dividends paid to shareholders...          --     (6,388)   (6,607)
  Recapitalization costs-purchase of
    treasury stock......................          --   (631,606)       --
  Recapitalization costs-proceeds from
    common stock issuance...............          --    150,184        --
  Recapitalization costs-fees and
    expenses............................       2,088     (8,626)       --
  Recapitalization costs-amounts
    incurred in 1997, paid in 1998......     (41,652)    41,652        --
  Other.................................          (2)       253      (150)
                                              ------     ------    ------
          Net cash provided (used) by
            financing activities........     (59,106)    61,944   (37,277)
                                              ------     ------    ------
Effect of exchange rate changes on cash
  and equivalents.......................         311     (1,823)     (635)
                                              ------     ------    ------
Net increase (decrease) in cash and cash
  equivalents...........................     (57,388)     2,709     6,646
Cash and cash equivalents, beginning of
  year..................................      61,754     59,045    52,399
                                              ------     ------    ------
Cash and cash equivalents, end of year..     $ 4,366   $ 61,754  $ 59,045
                                              ======     ======    ======


   See accompanying notes to consolidated financial statements.



                     KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Consolidated Statements of Shareholders' (Deficit) Equity
                       Three Years Ended December 31, 1998
                      (in thousands, except per share data)


                                                               Notes
                                                               Receivable
                                                               from       Accumu-
                                                               Officers   lated      Total
                                                               for        Other      Share-
                                Additional Retained            Exercise   Compre-    holders'
                        Common  Paid-In    Earnings  Treasury  of Stock   hensive    Equity
                        Stock   Capital    (Deficit) Stock     Options    Income    (Deficit)
                        -----   ---------- --------- --------  ---------  --------  --------

Balances at December
  31, 1995............  $  44   $12,123    $ 197,290  $    --   $  (185)  $  1,052   $ 210,324
Net earnings..........     --        --       38,987       --        --         --      38,987
Foreign currency
  translation
  adjustment..........     --        --           --       --        --       (497)       (497)
                                                                                       -------
Total comprehensive
  income..............                                                                  38,490
                                                                                       -------
Exercise of stock
  options.............     --     2,098           --       --      (150)        --       1,948
Tax benefit realized
  from stock option
  plan................     --     2,166           --       --        --         --       2,166
Treasury stock
  purchased...........     --        --           --  (35,241)       --         --     (35,241)
Treasury stock retired     (2)  (16,387)     (18,854)  35,241        --         --          (2)
Cash dividends on
  common stock --
    $0.038 per share..     --        --       (6,607)      --        --         --      (6,607)
                        ----------------------------------------------------------------------
Balances at December
  31, 1996............     42        --      210,816       --      (335)       555     211,078
                        ----------------------------------------------------------------------
Net earnings..........     --        --       12,605       --        --         --      12,605
Foreign currency
  translation
  adjustment..........     --        --           --       --        --     (3,039)     (3,039)
                                                                                       -------
Total comprehensive
  income..............                                                                   9,566
                                                                                       -------

Exercise of stock
  options.............     --     2,019           --       --       335         --       2,354
Tax benefit realized
  from stock option
  plan................     --     1,567           --       --        --         --       1,567
Treasury stock retired     --    15,330      (19,157)      --        --         --      (3,827)
Cash dividends on
  common stock--
    $0.028 per share..     --        --       (6,388)      --        --         --      (6,388)
Purchase of treasury
  stock...............    (32)  (18,916)    (612,658)      --        --         --    (631,606)
Proceeds from common
  stock issuance......      7        --      150,177       --        --         --     150,184
Recapitalization
  fees and expenses...     --        --       (8,626)      --        --         --      (8,626)
                       -----------------------------------------------------------------------
Balances at December
  31, 1997............  $  17   $    --    $(273,231) $    --   $    --    $(2,484)  $(275,698)
                       -----------------------------------------------------------------------
Net earnings..........     --        --       11,776       --        --         --      11,776
Foreign currency
  translation
  adjustment..........     --        --           --       --        --        (54)        (54)
                                                                                       -------
Total comprehensive
  income..............                                                                  11,722
                                                                                       -------
Exercise of stock
  options.............     --       300           --       --        --         --         300
Reimbursement of
recapitalization costs     --         1        2,087       --        --         --       2,088
Stock split...........     54       (54)          --       --        --         --          --
Reclass to retained
  earnings............     --      (247)         247       --        --         --          --
                        ----------------------------------------------------------------------
Balances at December
  31, 1998............  $  71   $    --    $(259,121) $    --   $    --    $(2,538)  $(261,588)
                        -----------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                  Notes to Consolidated Financial Statements


NOTE 1.  Summary of Significant Accounting Policies
         ------------------------------------------

(a) Principles of Consolidation
    ---------------------------

     The consolidated financial statements include the accounts of Kinetic Concepts, Inc. ("KCI") and all subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 1998 presentation.


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

      The Company contracts with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 46% of the Company's revenue during 1998 was generated under national agreements with GPOs.

       The Company operates directly in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Sweden, Italy, Denmark and Ireland (see Note 14).


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


(e) Fair Value of Financial Instruments
    -----------------------------------

     The carrying amount reported in the balance sheet for cash, accounts receivable, long-term securities, accounts payable, and long-term obligations approximates their fair value. The Company estimates the fair value of long-term obligations by discounting the future cash flows of the respective instrument, using the Company's incremental rate of borrowing for a similar instrument.



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


(i) Goodwill
    --------

     Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method.

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


(l) Common Stock
    ------------

      The Company is authorized to issue 400 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' Equity) and related footnotes have been restated to reflect the stock split.


(m) Earnings Per Share
    ------------------

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


(n) Use of Estimates
    ----------------

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


(o) Insurance Programs
    ------------------

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

      Through January 31, 1999, the Company's wholly-owned captive insurance company, KCI Insurance Company, Ltd. (the "Captive"), reinsured the primary layer of commercial general liability, workers' compensation and auto liability insurance for certain operating subsidiaries. On January 31, 1999, the captive insurance company was liquidated. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred based on actuarial reviews. The Company has obtained insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract.


(p) Foreign Currency Translation
    ----------------------------

     The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.


(q) Stock Options
    -------------

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


(r) Research and Development
    ------------------------

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 2% of the Company's total operating expenditures in each of the years ended December 31, 1998, 1997 and 1996.


(s) Interest Rate Protection Agreements
    -----------------------------------

     Periodically, the Company enters into interest rate protection agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rate change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in these consolidated financial statements.


NOTE 2.   Recapitalization
          ----------------

     On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased approximately $31.2 million shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $4.81 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 5), were used to purchase approximately 124.0 million shares of the Company's common stock from the selling shareholders at a price of $4.81 per share, net to seller and pay all related fees and expenses.

     Also pursuant to the Transaction Agreement, the Investors were subsequently merged with and into the Company on January 5,1998, with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 28.1 million, 18.6 million, 23.8 million and 400,000 shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There is currently one other shareholder and certain members of management have retained, and/or have been granted, additional options to purchase shares. The transactions have been accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded as retained earnings as a cash distribution to the selling shareholders.

      During 1997, non-recurring costs in connection with the Recapitalization of approximately $34.4 million were incurred and expensed. Additionally, financing costs of approximately $17.7 million have been deferred and will be amortized over the lives of the new debt facilities.


NOTE 3.  Acquisitions and Dispositions
         -----------------------------

      On February 1, 1997, the Company acquired the assets of H.F. Systems, Inc. of Los Angeles. H.F. Systems offered a line of therapeutic specialty support surfaces primarily to the California extended care marketplace. The Company acquired the assets of H.F. Systems in a single transaction for approximately $8.0 million in cash plus other consideration. H.F. Systems has been integrated into Kinetic Concepts' extensive distribution system and, as a result, the Company has benefited from the elimination of certain redundant expenses. H.F. Systems recorded revenue of approximately $7.0 million for 1996 and did not have a material impact on the Company's results of operations for 1998 or 1997.

     During 1997, the Company acquired 90% of the outstanding capital stock of Ethos Medical Group, Ltd. located in Athlone, Ireland, for approximately $2.8 million in cash plus other consideration. During 1998, the Company acquired the remaining 10% of Ethos for approximately $300,000. Ethos manufactures the Keene Roto Rest trauma bed and other medical devices and rents specialty support surfaces to caregivers throughout Ireland. Ethos Medical's operating results did not have a material impact on the Company's results of operations for 1998 or 1997.

     On July 31, 1997, the Company acquired the outstanding capital stock of Equi-Tron Mfg., Inc. located in Ontario, Canada, for approximately $3.2 million in cash plus other consideration. Equi-Tron Mfg., Inc. manufactures a line of products for bariatric patients used primarily in the home care market. The operating results of Equi-Tron Mfg., Inc. did not have a material impact on the Company's results of operations for 1998 or 1997.

     On October 1, 1997, the Company acquired substantially all of the assets of RIK Medical, L.L.C. ("RIK"), a Delaware limited liability company. The Company paid approximately $23.3 million in cash for the acquisition plus an earn-out of up to $2.0 million. RIK is a manufacturer of non-powered therapeutic support surfaces based in Boulder, Colorado. The RIK products incorporate several unique and patented components and features. The operating results of RIK Medical did not have a material impact on the Company's results of operations for 1998 or 1997.

      On November 6, 1998 the Company acquired certain assets related to its medical devices business from Beiersdorf-Jobst, Inc. The assets were acquired for a total purchase price of approximately $14.5 million, when completed, subject to certain terms and conditions. Approximately $8.7 million of the total purchase price was paid during 1998. The remaining portion is to be paid subsequent to December 31, 1998. The acquired assets consisted of DVT prophylaxis medical devices, related disposables, equipment, technology and other intangible assets. The acquisition was funded through the Company's revolving credit line. The operating results of the acquired business did not have a material impact on the Company's results of operations for 1998.

     The 1998 and 1997 acquisitions have been accounted for by the purchase method of accounting, and accordingly, the approximate purchase prices, shown above, have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition, with the excess of the purchase prices over assigned asset values recorded as goodwill which the Company is amortizing over periods of 15-25 years. The results of operations of the acquisitions have been included in the Company's consolidated financial statements since the acquisition dates. Because the 1998 and 1997 acquisitions are not material to the Company's financial position or results of operations, pro forma results of operations are not presented.


NOTE 4.  Supplemental Balance Sheet Data
         -------------------------------

     Accounts receivable consist of the following (in thousands):

                                         December 31,
                                      -----------------
                                        1998     1997
                                      --------  -------
Trade accounts receivable...........  $92,684   $88,509
Employee and other receivables......    2,201     3,933
                                       ------    ------
                                       94,885    92,442
Less allowance for doubtful
receivables.........................    9,673    11,204
                                       ------    ------
                                      $85,212   $81,238
                                       ======    ======


     Inventories consist of the following (in thousands):

                                        December 31,
                                    --------------------
                                       1998      1997
                                    ---------  ---------
Finished goods...................   $10,974    $ 8,487
Work in process..................     4,203      2,743
Raw materials, supplies and parts    21,585     17,723
                                     ------     ------
                                     36,762     28,953
Less amounts expected to be
  converted into equipment for
  short-term rental..............     8,100      7,400
                                     ------     ------
                                    $28,662    $21,553
                                     ======     ======


Net property, plant and equipment consist of the following
        (in  thousands):

                                          December 31,
                                       -----------------
                                         1998      1997
                                       -------   -------
Land...............................  $    649   $    649
Buildings..........................    17,173     16,693
Equipment for short-term rental....   135,158    131,534
Machinery, equipment and furniture.    45,515     40,551
Leasehold improvements.............     1,696      1,560
Inventory to be converted into
  equipment........................     8,100      7,400
                                      -------    -------
                                      208,291    198,387
Less accumulated depreciation......   130,341    122,953
                                      -------    -------
                                     $ 77,950   $ 75,434
                                      =======    =======


     Accrued expenses consist of the following (in thousands):

                                            December
                                      --------------------
                                         1998      1997
                                      ---------  ---------
Payroll, commissions and related
  taxes............................   $12,217     $14,627
Interest expense...................     3,827       4,591
Insurance accruals.................     3,404       3,238
Other accrued expenses.............    17,829      18,878
                                       ------      ------
                                      $37,277     $41,334
                                       ======      ======



NOTE 5.  Long-Term Obligations
         ---------------------

Long-term obligations consist of the following (in thousands):


                                              December 31,
                                           --------------------
                                             1998        1997
                                           --------   ---------
Senior Credit Facilities:
   Revolving bank credit facility........  $ 10,000    $ 24,500
   Acquisition credit facility...........    10,000      10,000
   Term loans:
      Tranche A due 2003.................   117,000     120,000
      Tranche B due 2004.................    89,100      90,000
      Tranche C due 2005.................    89,100      90,000
                                            -------     -------
                                            315,200     334,500
9 5/8% Senior Subordinated Notes Due 2007   200,000     200,000
                                            -------     -------
                                            515,200     534,500
Less: Current installments...............     8,800       4,800
                                            -------     -------
                                            506,400     529,700
Other....................................       655         201
                                            -------     -------
                                           $507,055    $529,901
                                            =======     =======

Senior Credit Facilities

     Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term
Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into three interest rate protection agreements which effectively fix the base borrowing rate on 88% of the Company's variable rate debt as follows (dollars in millions):

                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                 ----------       -------    ---------
                 01/08/2002       $150.0     5.5775%
                 12/29/2000         95.0     4.8950%
                 12/31/1999         35.0     4.8550%


      As a result of interest rate protection agreements in place throughout 1998, the Company recorded additional interest expense of approximately $74,000 in 1998. The fair value of these agreements at December 31, 1998 were not material.

      The Revolving Loans may be repaid and reborrowed. Under the Bank Credit Agreement, the Company is required to pay to the Banks a commitment fee initially equal to 0.50% per annum, payable in arrears on a quarterly basis, on the average daily unused portion of the Revolving Credit Facility and Acquisition Facility during such quarter. The Company is also required to pay to the Banks participating in the Revolving Credit Facility letter of credit fees equal to the applicable margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility on the face amount of each letter of credit outstanding and to the Bank issuing a letter of credit a fronting fee of 0.25% on the average daily stated amount of each outstanding letter of credit issued by such Bank, in each case payable in arrears on a quarterly basis. Bank of America and Bankers Trust will receive and continue to receive such other fees as have been separately agreed upon. At December 31, 1998, the aggregate availability under the Revolving Credit and Acquisition Facilities was $80.0 million.

      The Term Loans are subject to quarterly amortization payments which commenced on March 31, 1998. Commitments under the Acquisition Facility will expire three years from the closing of the Bank Credit Agreement and the Acquisition Facility loans outstanding shall be repayable in equal quarterly amortization payments commencing March 31, 2001. In addition, the Bank Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at December 31, 1998.

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


      Optional Redemption upon Equity Offerings. At any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, on one or more occasions use all or a portion of the net cash proceeds of one or more equity offerings to redeem the Notes issued under the Indenture at a redemption price equal to 109.625% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of Notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 120 days after the consummation of any such equity offering.


      Interest paid during 1998, 1997 and 1996 was approximately $47.0 million, $5.1 million and $200,000, respectively.

      Future maturities of long-term debt at December 31, 1998 are as follows (in thousands):

     Year                                     Amount
     ----                                    ---------
     1999..................................  $  8,800
     2000..................................  $ 16,800
     2001..................................  $ 35,133
     2002..................................  $ 35,133
     2003..................................  $ 50,133
     Thereafter............................  $369,201


NOTE 6.  Leasing Obligations
         -------------------

      The Company is obligated for equipment under various capital leases which expire at various dates during the next four years. At December 31, 1998, the gross amount of equipment under capital leases totaled $619,000 and related accumulated depreciation totaled $423,000.

      The Company leases computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under noncancelable operating leases which expire at various dates over the next six years. Total rental expense for operating leases, net of sublease payments received, was $13.4 million, $13.2 million and $13.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      Future minimum lease payments under capital and noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follows (in thousands):

                                              Capital    Operating
                                               Leases     Leases
                                              --------   ---------
 1999.......................................   $  190     $11,119
 2000.......................................      103       8,814
 2001.......................................        1       5,796
 2002.......................................       --       3,724
 2003.......................................       --       2,312
 Later years................................       --         739
                                                -----      ------
 Total minimum lease payments...............   $  294     $32,504
                                                           ======
 Less amount representing interest..........       15
                                                -----
 Present value of net minimum capital lease
   payments.................................      279
 Less current portion.......................      150
                                                -----
 Obligations under capital leases excluding
   current installments.....................   $  129
                                                =====



NOTE 7.  Income Taxes
         ------------

     Earnings before income taxes and minority interest consists of the following (in thousands):

                                      Year Ended December 31,
                                   ------------------------------
                                      1998       1997      1996
                                   ---------  ---------  --------
 Domestic........................   $ 8,050    $12,493    $51,771
 Foreign.........................    11,552      8,540     12,670
                                     ------     ------     ------
                                    $19,602    $21,033    $64,441
                                     ======     ======     ======

      Income tax expense attributable to income from continuing operations consists of the following (in thousands):

                                     Year Ended December 31, 1998
                                   -------------------------------
                                     Current   Deferred    Total
                                   ----------  --------   -------
 Federal.........................    $ 1,267   $ 1,441    $ 2,708
 State...........................        397       (38)       359
 International...................      4,901      (117)     4,784
                                      ------    ------     ------
                                     $ 6,565   $ 1,286    $ 7,851
                                      ======    ======     ======



                                      Year Ended December 31, 1997
                                    -------------------------------
                                     Current   Deferred     Total
                                    ---------  --------   ---------
 Federal.........................   $   145    $ 3,380    $ 3,525
 State...........................        19      1,105      1,124
 International...................     3,549        205      3,754
                                     ------     ------     ------
                                    $ 3,713    $ 4,690    $ 8,403
                                     ======     ======     ======


                                     Year Ended December 31, 1996
                                   --------------------------------
                                     Current   Deferred      Total
                                   ----------  --------    --------
 Federal.........................    $14,363   $ 4,464     $18,827
 State...........................      2,569       552       3,121
 International...................      3,831      (325)      3,506
                                      ------    ------      ------
                                     $20,763   $ 4,691     $25,454
                                      ======    ======      ======


      Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax income from continuing operations as a result of the following (in thousands):


                                       Year Ended December 31,
                                      -------------------------
                                        1998     1997     1996
                                      -------   ------   ------
 Computed "expected" tax expense....  $6,869   $7,353    $22,554
 Goodwill...........................     365      317        442
 State income taxes, net of Federal
   benefit..........................     233      731      2,028
 Tax-exempt interest from municipal
   bonds............................     (88)    (160)      (445)
 Foreign income taxed at other than
   U.S. rates.......................     496      417      1,145
 Utilization of foreign net
   operating loss carryforwards.....     (38)     (46)      (123)
 Nonconsolidated foreign net
   operating loss...................     274      402         67
 Foreign, other.....................    (422)    (268)      (441)
 Other, net.........................     162     (343)       227
                                       -----    -----     ------
                                      $7,851   $8,403    $25,454
                                       =====    =====     ======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                              1998        1997
                                           ----------  ---------
 Deferred Tax Assets:
 Accounts receivable, principally due to
   allowance for doubtful accounts........  $  3,118   $  3,311
 Intangible assets, deducted for book
   purposes but capitalized and amortized
   for tax purposes.......................       423        617
 Foreign net operating loss carryforwards.       274        402
 Net operating loss carryforwards.........        --      1,566
 Inventories, principally due to
   additional costs capitalized for tax
   purposes pursuant to the Tax Reform
   Act of 1986............................       814        895
 Legal fees, capitalized and amortized for
   tax purposes...........................       533        533
 Accrued liabilities......................     1,456      1,381
 Foreign tax credits, available for
   carryback..............................     7,751      3,321
 Deferred foreign tax asset...............       237        120
 Other....................................     3,204      1,804
                                              ------     ------
   Total gross deferred tax assets........    17,810     13,950
   Less valuation allowance...............      (274)      (402)
                                              ------     ------
   Net deferred tax assets................    17,536     13,548

 Deferred Tax Liabilities:
 Plant and equipment, principally due to
   differences in depreciation and basis..   (25,949)   (20,591)
 Deferred state tax liability.............    (1,709)    (2,077)
 Investments, principally due to
   differences in tax treatment of
   certain components.....................        --       (804)
 Other....................................        (1)       (86)
                                              ------     ------
   Total gross deferred tax liabilities...   (27,659)   (23,558)
                                              ------     ------
   Net deferred tax liability.............  $(10,123)  $(10,010)
                                              ======     ======


      At December 31, 1998, the Company had $782,000 of operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to loss carryforwards. Carryforwards of $425,000 can be used indefinitely and the remainder expire from 2001 through 2003. Additionally, the Company had a foreign tax credit of approximately $3.7 million which will be carried forward to offset future tax liabilities.

      The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

      Income taxes paid during 1998, 1997 and 1996 were $5.5 million, $12.1 million and $15.4 million, respectively.


NOTE 8.  Shareholders' Equity and Employee Benefit Plans
         -----------------------------------------------

Common Stock:

      The Company is authorized to issue 400 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' Equity) and related footnotes have been restated to reflect the stock split.

     On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement")
pursuant to which the Investors purchased approximately 31.2 million shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $4.81 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 5), were used to purchase approximately 124.0 million shares of the Company's common stock from the selling shareholders at a price of $4.81 per share, net to seller and pay all related fees and expenses. The number of shares of Common Stock issued and outstanding at the end of 1998 and 1997 was 70,915,000 and 17,713,000, respectively.

Treasury Stock:

      In July, 1995, the Company's Board of Directors approved a program to repurchase up to 12.0 million shares of its Common
Stock. The Company repurchased approximately 1.0 million shares during 1997 and 10.3 million shares during 1996. In 1994, the Company's Board of Directors adopted a policy to return all repurchased shares to the status of authorized but unissued shares. In accordance with this resolution, the Company retired 10.3 million treasury shares in 1996. In February 1997, the Company's Board of Directors approved a program which authorized the Company to purchase up to an additional 12.0 million shares. The Company repurchased no shares during 1997 under this program. Both programs were terminated in 1997 in connection with the November 1997 recapitalization transactions.

Preferred Stock:

      The Company is authorized to issue up to 20.0 million shares of Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 1998 and December 31, 1997, none were issued.

Employee Stock Ownership Plan:

      The Company established an Employee Stock Ownership Plan (the "ESOP") covering employees of the Company who meet minimum age and length of service requirements. The ESOP enabled eligible employees to acquire a proprietary interest in the Company.

     As of November 6, 1997, the ESOP was terminated and all shares of stock owned by the ESOP were tendered in connection with the November 1997 recapitalization transactions. No ESOP expense was recorded during 1998, 1997 and 1996. As of October 1998, all plan benefits had been paid out to participants.

Investment Plan:

      The Company has an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and the Company matches employee contributions up to a specified limit. In 1998, 1997 and 1996, the Company made matching contributions and charged to expense $847,000, $950,000 and $498,000, respectively.


NOTE 9.  Stock Option Plans
         ------------------

      In  October  1995, the Financial Accounting  Standards  Board
(FASB) issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." While the accounting standard encourages the adoption of a new fair-value method for expense recognition, Statement 123 allows companies to continue accounting for stock options and other stock-based awards as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow the provisions of APB 25 and related interpretations in accounting for its stock options plans because, as discussed below, the alternative fair-value method prescribed by FASB Statement No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In December 1997, the Company's Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as adjusted, is approximately 4.8 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed seven
(7) years. The Management Equity Plan supersedes all other stock option plans. As of December 31, 1997, all outstanding options granted under the superseded plans were 100% vested.

      The 1997 Kinetic Concepts, Inc. Stock Incentive Plan (the "Stock Incentive Plan") was approved by the Company's Board of Directors on May 13, 1997 and covered an aggregate of 10.0 million shares of the Company's Common Stock. Under the Stock Incentive Plan, options were granted to employees (including officers), non-employee directors and consultants of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. The Stock Incentive Plan permitted the Board of Directors to declare the terms for payment when such options are exercised. Options under the Stock Incentive Plan were granted with a term not exceeding ten years. The Stock Incentive Plan was superseded by the 1997 Management Equity Plan.

      The 1987 Kinetic Concepts, Inc. Key Contributor Stock Option Plan (the "Key Contributor Stock Option Plan") covered up to an aggregate of 23.0 million shares of the Company's Common Stock. Options were granted under the Key Contributor Stock Option Plan to employees (including officers), non-employee directors and consultants of the Company. The exercise price of the options was determined by a committee of the Board of Directors of the Company. The Key Contributor Stock Option Plan permitted the Board of Directors to declare the terms for payment when such options are exercised. Options under the Key Contributor Stock Option Plan were granted with a term not exceeding ten years. The Key Contributor Stock Option Plan expired on April 13, 1997 and was succeeded by the 1997 Stock Incentive Plan.

      The 1988 Kinetic Concepts, Inc. Directors Stock Option Plan (the "Directors Stock Option Plan") covered an aggregate of 1,200,000 shares of the Company's Common Stock which were to be granted to non-employee directors of the Company. The exercise price of the options granted under the Directors Stock Option Plan was determined to be the fair market value of the shares of the Company's Common Stock on the date that such option was granted. The Directors Stock Option Plan was succeeded by the 1997 Stock Incentive Plan.

      The 1995 Kinetic Concepts, Inc. Senior Executive Management Stock Option Plan (the "Senior Executive Stock Option Plan") covered a total of 5.6 million shares of the Company's Common Stock which were to be granted to certain senior executives of the Company at the recommendation of the Chief Executive Officer and at discretion of the Company's Board of Directors. The exercise price for each share of common stock covered by an option was established by the Board of Directors but was not in any case to be less than the fair market value of the shares of Common Stock on the date of grant. Vesting of options granted was subject to certain terms and conditions. The Senior Executive Stock Option Plan was superseded by the 1997 Management Equity Plan .

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been calculated based on the assumption that the Company had accounted for its employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 1998, 1997 and 1996, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0%, 5.6% and 6.1%, dividend yields of 1.1%, 1.1% and 0.9%, volatility factors of the expected market price of the Company's common stock of .26, .30 and .32 and a weighted-average expected option life of 5 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                     1998       1997       1996
                                  ----------  ---------  ---------
     Net Earnings as Reported....   $11,776    $12,605    $38,987
     Pro Forma Net Earnings......   $ 9,650    $11,319    $37,996



     Earnings Per Share as
     Reported:
       Earnings per common share.   $  0.17    $  0.08    $   0.22
       Earnings per common share
         -- assuming dilution....   $  0.16    $  0.08    $   0.21

     Pro Forma Earnings Per Share
       Earnings per common share.   $  0.14    $  0.07    $   0.22
       Earnings per common share
         -- assuming dilution....   $  0.13    $  0.07    $   0.21


      The Company is not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. As a result, the pro forma compensation cost reflected above may not be representative of future results.

     The following table summarizes information about stock options outstanding at December 31, 1998 (options in thousands):

                              Weighted
                              Average
                   Options   Remaining  Weighted   Options     Weighted
  Range of       Outstanding  Contract  Average  Exercisable   Average
  Exercise           at         Life    Exercise     at        Exercise
   Prices         12/31/98     (yrs)     Price     12/31/98     Price
--------------    --------    -------   --------- ---------    --------
$0.88 to $1.16      1,283       5.4      $1.05       1,283      $1.05
$1.25 to $2.38        597       5.8      $1.73         597      $1.73
$2.78 to $4.81      7,617       6.7      $4.26       3,285      $3.53
                    -----       ----      ----       -----       ----
                    9,497       6.4      $3.67       5,165      $2.70


      A summary of the Company's stock option activity, and related information, for years ended December 31, 1998, 1997 and 1996 follows (options in thousands):

                             1998            1997               1996
                      ----------------  ---------------  -----------------
                             Weighted         Weighted            Weighted
                              Average          Average             Average
                              Exercise         Exercise           Exercise
                      Options  Price   Options  Price    Options   Price
                      ---------------- ----------------  -----------------

Options Outstanding -
  Beginning of Year...  9,344  $ 3.55  13,356   $ 2.17    11,332   $ 1.30
  Granted.............    623  $ 4.81   6,832   $ 4.36     5,268   $ 3.62
  Exercised...........   (288) $ 2.13 (10,436)  $ 2.35    (2,512)  $ 1.26
  Forfeited...........   (182) $ 4.01    (408)  $ 2.66      (732)  $ 2.34
                        -----          ------             ------
Options Outstanding -
  End of Year.........  9,497  $ 2.71   9,344   $ 3.55    13,356   $ 2.17
                        -----          ------             ------
Exercisable at End
  of Year.............  5,165  $ 2.70   5,520   $ 2.67     5,284   $ 1.77
                        -----   -----  ------    -----    ------    -----
Weighted-Average Fair
  Value of Options
  Granted During
  the Year............         $ 1.58           $ 1.60             $ 1.45


      Exercise prices for options outstanding as of December 31, 1998 ranged from $0.88 to $ 4.81. The weighted average remaining contractual life of those options is 6.4 years. The weighted average fair value of options granted during 1998 approximated the weighted average exercise price at the grant date.


Note 10.  Other Comprehensive Income

    The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has no impact on the net earnings or shareholders' equity of the Company. This
standard   requires   disclosure  of   total   nonowner  changes  in
shareholders'  equity, which is defined as net earnings plus  direct
adjustments  to  shareholders'  equity  such  as  equity  and   cash
investment    adjustments    and   foreign   currency    translation
adjustments. For KCI, other comprehensive income consists of foreign
currency  translation  adjustments.   For  1998,  1997 and 1996, the
Company's  comprehensive income  was $11.7 million, $9.6 million and
$38.5 million,  respectively.   The   earnings  associated  with the
Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been provided.


Note 11.  Other Assets
          ------------

     A summary of other long-term assets follows (in thousands):

                                         1998       1997
                                       --------   --------
      Investment in assets subject
        to leveraged leases..........  $16,445   $16,069

      Investment in long-term
        securities...................    5,281     5,443

      Intangible assets..............    4,352     4,096

      Deposits and other.............    8,816     6,973
                                        ------    ------
                                       $34,894   $32,581

      (Less) accumulated amortization   (3,425)   (3,100)
                                        ------    ------
                                       $31,469   $29,481
                                        ======    ======

      The Company acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively, and assumed non-recourse debt of $47.0 million and $51.8 million, respectively. The DC-10 aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays this entire amount to the holders of the non-recourse certificated indebtedness, which is secured by the aircraft. The certificate holders recourse in the event of a default is limited to the Trust assets.

      Long-term securities consist primarily of government backed securities held by the Company's wholly-owned captive insurance company and are carried at market value, which is not significantly different than cost. The carrying value of the long-term securities approximates fair value. Subsequent to December 31, 1998, the Company liquidated, at no gain or loss, the securities held by the captive insurance company and acquired letters of credit to cover the remaining claims liability recorded by the Captive as of December 31, 1998.


Note 12. Earnings Per Share
         ------------------

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share).

                                    1998         1997        1996
                                 ----------   ----------  ---------
Net earnings...................   $ 11,776     $ 12,605    $ 38,987
                                    ======      =======     =======
Average common shares:
  Basic(weighted-average
    outstanding shares)........     70,873      154,364     175,832

  Dilutive potential common
    shares from stock options..      2,360        5,276       6,124
                                    ------      -------     -------
  Diluted (weighted-average
    outstanding shares)........     73,233      159,640     181,956
                                    ======      =======     =======

Earnings per common  share.....   $   0.17     $   0.08    $   0.22
                                    ======      =======     =======
Earnings per common share -
  assuming dilution............   $   0.16     $   0.08    $   0.21
                                    ======      =======     =======


NOTE 13. Commitments and Contingencies
         -----------------------------

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

     On December 24, 1996, Hill-Rom, a subsidiary of Hillenbrand Industries, Inc., filed a lawsuit against the Company alleging that the Company's TriaDyne bed infringes a patent issued to Hill-Rom. This suit was filed in the United States District Court for the District of South Carolina. On February 12, 1999, the South Carolina District Court concluded that the TriaDyne bed did not infringe the Hill-Rom patent. On March 12, 1999, Hill-Rom filed a Notice of Appeal regarding this decision.

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

      Other than commitments for new product inventory, including disposable "for sale" products, of $4.0 million and the completion of the Jobst purchase, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

     See discussion of the Company's self-insurance program at Note 1 and leases at Note 6.


NOTE 14.  Segment and Geographic Information
          ----------------------------------

      The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in twelve primary countries internationally. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which the Company has adopted in the current year.

      The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. The KCI New Technologies ("Nutech") segment includes all operations related to the U.S. rental and sale of circulatory devices, namely the Plexipulse and Plexipulse All-in-
One  systems.   The  Company measures segment profit  as  operating
profit,  which  is  defined  as income before  interest  income  or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in
computing  revenues, operating income and assets.   Information  on
segments and a reconciliation to income before interest, income taxes, foreign currency gains and losses and minority interest are as follows (in thousands):

                                  Year Ended December 31,
                               -----------------------------
                                 1998       1997      1996
                               --------   --------  --------
Revenue:
  KCI Therapeutic Services..   $229,582   $215,156  $184,775
  KCI International.........     78,039     70,274    68,765
  Nutech....................     21,525     19,124    15,726
  Other (1).................      1,325      2,362       615
                                -------    -------   -------
                               $330,471   $306,916  $269,881
                                =======    =======   =======
Operating Earnings:
  KCI Therapeutic Services..   $ 79,457   $ 73,143  $ 60,282
  KCI International.........     15,308     11,284    14,327
  Nutech....................      7,352      6,404     3,872
  Other (2).................    (34,557)   (60,782)  (23,127)
                                 ------     ------    ------
                               $ 67,560   $ 30,049  $ 55,354
                                 ======     ======    ======
Depreciation and
Amortization:
  KCI Therapeutic Services..   $ 16,969   $ 12,905  $ 12,398
  KCI International.........      6,800      5,527     5,184
  Nutech....................        998        698       768
  Other.....................      7,011      4,950     3,444
                                 ------     ------    ------
                               $ 31,778   $ 24,080  $ 21,794
                                 ======     ======    ======
Total Assets:
  KCI Therapeutic Services..   $169,748   $213,531  $137,650
  KCI International.........     58,064     65,020    59,340
  Nutech....................     17,437      7,791     4,387
  Other.....................     62,824     58,590    52,016
                                -------    -------   -------
                               $308,073   $344,932  $253,393
                                =======    =======   =======
Gross Capital Expenditures:
  KCI Therapeutic Services..   $ 16,244   $ 21,772  $ 15,522
  KCI International.........      5,022      5,222     5,114
  Nutech....................        665      1,456       745
  Other.....................      8,682      2,072     5,702
                                -------    -------   -------
                               $ 30,613   $ 30,522  $ 27,083
                                =======    =======   =======


(1) Other revenue sources consist primarily of contract metal fabrication income.

(2) General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.


Following is other selected geographic financial information of the Company (in thousands):

                                       Year Ended December 31,
                                   --------------------------------
                                      1998        1997       1996
                                   ----------  ---------- ----------
Geographic location of long-
lived assets:
              Domestic..........   $159,472    $149,349   $ 90,669
              Foreign...........     19,654      18,811     18,537
                                    -------     -------    -------
    Total long-lived assets.....   $179,126    $168,160   $109,206
                                    =======     =======    =======


NOTE 15.  Quarterly Financial Data (Unaudited)
          ------------------------------------

      The unaudited consolidated results of operations by quarter, as adjusted for the stock split, are summarized below:

                                Year Ended December 31, 1998
                             -----------------------------------
                              First   Second   Third     Fourth
                             Quarter  Quarter  Quarter   Quarter
                             -------  -------  -------   -------
Revenue.................     $81,897  $81,358  $81,048   $86,168
Operating earnings......     $17,190  $15,560  $18,669   $16,141
Net earnings............     $ 2,986  $ 2,178  $ 3,792   $ 2,820
Per share:
     Earnings per common
       share............     $  0.04  $  0.03  $  0.05   $  0.04
     Earnings per common
       share - assuming
       dilution.........     $  0.04  $  0.03  $  0.05   $  0.04
Average common shares:
     Basic (Weighted
       average out-
       standing shares).      70,852   70,852   70,872    70,915
     Diluted (Weighted
       average out-
       standing shares).      73,304   73,300   73,264    73,273
                              ======   ======   ======    ======


                                   Year Ended December 31, 1997
                              -------------------------------------
                                First   Second    Third     Fourth
                               Quarter  Quarter  Quarter    Quarter
                              --------  -------  -------    -------
Revenue.................      $73,181   $75,031  $76,299   $ 82,405
Operating earnings (loss)     $16,217   $16,223  $16,165   $(18,556)
Net earnings (loss).....      $10,003   $ 9,952  $ 9,948   $(17,298)
Per share:
     Earnings (loss) per
       common share.....      $  0.06   $  0.06  $  0.06   $  (0.16)
     Earnings (loss) per
       common share -
       assuming dilution      $  0.06   $  0.06  $  0.06   $  (0.15)
Average common shares:
     Basic (Weighted
       average out-
       standing shares)..     169,604    169,268  169,788   108,992
     Diluted (Weighted
       average out-
       standing shares)..     175,052    175,224  176,364   112,852
                              =======    =======  =======   =======


       Results   for   the   fourth   quarter   of   1997   include
recapitalization expenses of $34.4 million (See Note 2).

     Earnings per share for the full year may differ from the total of the quarterly earnings per share due to rounding differences.


NOTE 16.  Guarantor Condensed Consolidating Financial Statements
          ------------------------------------------------------

     Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the guarantor subsidiaries) act as guarantors. Certain other subsidiaries (the nonguarantor subsidiaries) do not guarantee such debt.

     The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of December 31, 1998 and 1997 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 1998.



       Condensed Consolidating Guarantor, Non-Guarantor And
                   Parent Company Balance Sheet
                         December 31, 1998
                          (in thousands)

                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------

ASSETS

Current assets:
  Cash and cash
    equivalents........ $      --   $     --   $ 9,543    $  (5,177) $  4,366
  Accounts receivable,
    net................        --     72,173    17,474       (4,435)   85,212
  Inventories..........        --     18,971     9,691           --    28,662
  Prepaid expenses and
    other..............        --      7,395     3,312           --    10,707
                          -------    -------    ------      -------    ------
      Total current
        assets.........        --     98,539    40,020       (9,612)  128,947

Net property, plant and
  equipment............        --     79,110     9,717      (10,877)   77,950
Goodwill, net..........        --     49,033     5,294           --    54,327
Loan issuance cost, net        --     15,380        --           --    15,380
Other assets, net......        --     31,417        52           --    31,469
Intercompany invest-
  ments and advances...  (261,588)   460,361     1,104     (199,877)       --
                          -------    -------    ------      -------   -------
      Total assets..... $(261,588)  $733,840  $ 56,187    $(220,366) $308,073
                          =======    =======    ======      =======   =======

LIABILITIES AND
SHAREHOLDERS(DEFICIT)
EQUITY

Accounts payable........$      --   $  6,512  $  2,104    $ (5,178)  $  3,438
Accrued expenses........       --     28,971     8,306          --     37,277
Current installments on
  long-term obligations.       --      8,800        --          --      8,800
Intercompany payables...       --      6,151     3,765      (9,916)        --
Current installments of
  capital lease obli-
  gations...............       --        150        --          --        150
Income tax payable......       --      1,612     1,077          --      2,689
                          -------    -------    ------     -------    -------
      Total current
        liabilities.....       --     52,196    15,252     (15,094)    52,354
                          -------    -------    ------     -------    -------
Long-term obligations
  excluding current
  installments..........       --    507,055        --          --    507,055
Capital lease
  obligations,
  excluding current
  installments..........       --         99        30          --        129
Deferred income taxes,
  net...................       --     15,519        --      (5,396)    10,123
                          -------    -------    ------     -------    -------
      Total liabilities.       --    574,869    15,282     (20,490)   569,661
Shareholders' (deficit)
  equity................ (261,588)   158,971    40,905    (199,876)  (261,588)
                          -------    -------    ------     -------    -------
      Total liabilities
        and equity......$(261,588)  $733,840  $ 56,187   $(220,366)  $308,073
                          =======    =======    ======     =======    =======




       Condensed Consolidating Guarantor, Non-Guarantor And
                   Parent Company Balance Sheet
                         December 31, 1997
                          (in thousands)

                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------

ASSETS

Current assets:
  Cash and cash
    equivalents........ $     --    $ 44,471  $ 17,316   $    (33)  $ 61,754
  Accounts receivable,
    net................      681      75,252    15,002     (9,697)    81,238
  Inventories..........   16,716       3,056     9,547     (7,766)    21,553
  Prepaid expenses and
    other..............    5,663      11,847     1,584       (648)    18,446
                          ------     -------    ------    -------    -------
     Total current
        assets.........   23,060     134,626    43,449    (18,144)   182,991

Net property, plant
  and equipment........   14,310      75,471     9,065    (23,412)    75,434
Goodwill, net..........    2,749      37,332     5,818         --     45,899
Loan issuance cost, net       --      17,346        --         --     17,346
Other assets, net......    6,055      23,298       127          1     29,481
Intercompany
  investments
  and advances.........  264,135     228,016     1,017   (493,168)        --
                         -------     -------    ------    -------    -------
     Total assets...... $310,309    $516,089  $ 59,476  $(534,723)  $351,151
                         =======     =======    ======    =======    =======

LIABILITIES AND
SHAREHOLDERS(DEFICIT)EQUITY

Accounts payable....... $ 37,594    $    595  $  2,196  $     (32)  $ 40,353
Accrued expenses.......   12,714      23,429     5,691       (500)    41,334
Current installments on
  long-term obligations    4,800          --        --         --      4,800
Intercompany payables..       --     181,147     9,761   (190,908)        --
Current installments of
  capital lease obli-
  gations..............      139          --        --         --        139
Income tax payable.....       --           1       648       (649)        --
                         -------     -------    ------    -------    -------
    Total current
       liabilities.....   55,247     205,172    18,296   (192,089)    86,626
                         -------     -------    ------    -------    -------
Long-term obligations
  excluding current
  installments.........  529,700         201        --         --    529,901
Capital lease
  obligations,
  excluding current
  installments.........      256          --        56         --        312
Dererred income taxes,
  net..................      804      17,636        --     (8,430)    10,010
                         -------     -------    ------    -------    -------
    Total liabilities..  586,007     223,009    18,352   (200,519)   626,849
Shareholders' (deficit)
  equity............... (275,698)    293,080    41,124   (334,204)  (275,698)
                         -------     -------    ------    -------    -------
    Total liabilities
      and equity....... $310,309    $516,089  $ 59,476  $(534,723)  $351,151
                         =======     =======    ======    =======    =======




       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1998
                          (in thousands)


                         Kinetic                                   Historical
                         Concepts,                       Reclassi-  Kinetic
                           Inc.                  Non-    fications Concepts,
                          Parent   Guarantor  Guarantor     and       Inc.
                         Company     Sub-        Sub-      Elimi-   and Sub-
                         Borrower  sidiaries  sidiaries   nations  sidiaries
                         --------- ---------  ---------  --------- ----------

REVENUE:

Rental and service..... $    --    $208,363   $ 50,119   $     --   $258,482
Sales and other........      --      59,193     23,567    (10,771)    71,989
                         ------     -------     ------     ------    -------
    Total revenue......      --     267,556     73,686    (10,771)   330,471

Rental expenses........      --     121,034     44,427         --    165,461
Cost of goods sold.....      --      20,931     12,470     (5,520)    27,881
                         ------     -------     ------     ------    -------
                             --     141,965     56,897     (5,520)   193,342
                         ------     -------     ------     ------    -------
    Gross profit.......      --     125,591     16,789     (5,251)   137,129

Selling, general and
  administrative
  expenses.............      --      64,924      4,645         --     69,569
                         ------     -------     ------     ------    -------
    Operating earnings.      --      60,667     12,144     (5,251)    67,560

Interest income........      --         334        282         --        616
Interest expense.......      --     (48,594)        --         --    (48,594)
Foreign currency
  gain(loss)...........      --       1,031     (1,011)        --         20
                         ------     -------     ------     ------    -------
    Earnings before
      income taxes and
      minority interest      --      13,438     11,415     (5,251)    19,602
Income tax.............      --       5,167      4,784     (2,100)     7,851
Minority interest......      --          --         25         --         25
                         ------     -------     ------     ------    -------
    Earnings before
      equity in
      earnings of
      subsidiaries.....      --       8,271      6,656     (3,151)    11,776
    Equity in earnings
      of  subsidiaries.  11,776       6,656         --    (18,432)        --
                         ------     -------     ------     ------    -------
    Net earnings....... $11,776    $ 14,927    $ 6,656   $(21,583)  $ 11,776
                         ======     =======     ======     ======    =======




       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1997
                          (in thousands)


                        Kinetic                                    Historical
                       Concepts,                        Reclassi-   Kinetic
                          Inc.                  Non-    fications  Concepts,
                         Parent   Guarantor  Guarantor     and        Inc.
                        Company     Sub-        Sub-     Elimi-     and Sub-
                        Borrower  sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ----------

REVENUE:

Rental and service.....  $    --   $202,938   $ 44,952   $    --    $247,890
Sales and other........   42,290     36,777     21,190    (41,231)    59,026
                          ------    -------     ------     ------    -------
    Total revenue......   42,290    239,715     66,142    (41,231)   306,916

Rental expenses........       --    123,346     40,946     (8,113)   156,179
Cost of goods sold.....   30,335      9,379     12,791    (28,832)    23,673
                          ------    -------     ------     ------    -------
                          30,335    132,725     53,737    (36,945)   179,852
                          ------    -------     ------     ------    -------
    Gross profit.......   11,955    106,990     12,405     (4,286)   127,064

Selling, general and
  administrative
  expenses.............    8,796     44,090      9,768         --     62,654
Recapitalization
  expense..............       --     34,361         --         --     34,361
                          ------    -------     ------     ------    -------
    Operating earnings.    3,159     28,539      2,637     (4,286)    30,049

Interest income........      278      1,527        458         --      2,263
Interest expense.......   (9,736)    (1,176)        --        739    (10,173)
Foreign currency loss..       --         --     (1,106)        --     (1,106)
                          ------     ------     ------      -----    -------
    Earnings before
      income taxes and
      minority interest   (6,299)    28,890      1,989     (3,547)    21,033
Income tax.............   (2,483)    11,169      1,381     (1,664)     8,403
Minority interest......       --         --        (25)        --        (25)
                          ------    -------     ------     ------    -------

    Earnings before
      equity in
      earnings of
      subsidiaries.....   (3,816)    17,721        583     (1,883)    12,605
    Equity in earnings
      of subsidiaries..   16,421        583         --    (17,004)        --
                          ------    -------     ------     ------    -------
    Net earnings.......  $12,605   $ 18,304    $   583   $(18,887)  $ 12,605
                          ======    =======     ======     ======    =======





       Condensed Consolidating Guarantor, Non-Guarantor And
               Parent Company Statement of Earnings
               For the year ended December 31, 1996
                          (in thousands)

                        Kinetic                                    Historical
                       Concepts,                        Reclassi-   Kinetic
                          Inc.                  Non-    fications  Concepts,
                         Parent   Guarantor  Guarantor     and        Inc.
                        Company     Sub-        Sub-     Elimi-     and Sub-
                        Borrower  sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ---------

REVENUE:

Rental and service..... $    --    $176,135   $49,315    $     --   $225,450
Sales and other........  54,716      10,989    18,768     (40,042)    44,431
                         ------     -------    ------      ------    -------
    Total revenue......  54,716     187,124    68,083     (40,042)   269,881

Rental expenses........      --     110,198    45,851      (9,844)   146,205
Cost of goods sold.....  33,774          --     9,027     (26,486)    16,315
                         ------     -------    ------      ------    -------
                         33,774     110,198    54,878     (36,330)   162,520
                         ------     -------    ------      ------    -------
    Gross profit.......  20,942      76,926    13,205      (3,712)   107,361

Selling, general and
  administrative
  expenses.............  22,615      38,218     3,101     (11,927)    52,007
                         ------     -------    ------      ------    -------
    Operating earnings.  (1,673)     38,708    10,104       8,215     55,354

Interest income........     249       9,513       334        (764)     9,332
Interest expense.......    (962)       (810)       --       1,527       (245)
                         ------     -------    ------      ------    -------
    Earnings before
      income taxes and
      minority interest  (2,386)     47,411    10,438       8,978     64,441
Income tax.............    (788)     19,059     3,862       3,321     25,454
                         ------     -------    ------      ------    -------

    Earnings before
      equity in
      earnings of
      subsidiaries.....  (1,598)     28,352     6,576       5,657     38,987
    Equity in earnings
      of subsidiaries..  40,585       6,576        --     (47,161)        --
                         ------     -------    ------      ------    -------
    Net earnings....... $38,987    $ 34,928   $ 6,576    $(41,504)  $ 38,987
                         ======     =======    ======      ======    =======




       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1998
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  --------   ---------

Cash flows from
operating
activities:
Net earnings..........  $ 11,776   $ 14,927   $  6,656  $(21,583)   $ 11,776
Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating
  activities..........    (9,767)    33,837      4,695     3,344      32,109
                          ------     ------     ------    ------      ------
Net cash provided by
  operating activities     2,009     48,764     11,351   (18,239)     43,885
Cash flows from
  investing activities:
  Additions to
    property, plant and
    equipment.........        --    (31,166)    (7,512)    8,765     (29,913)
  Decrease in inventory
    to be converted
    into equipment for
    short-term rental.        --       (700)        --        --        (700)
  Dispositions of
    property, plant
    and equipment.....        --        755      1,452        --       2,207
  Businesses acquired
    in purchase
    transactions,
    net of cash
    acquired..........        --    (10,939)      (327)       --     (11,266)
  Decrease (increase)
    in other assets...        --     (3,054)       248        --      (2,806)
                          ------     ------     ------    ------      ------
Net cash used by
  investing activities        --    (45,104)    (6,139)    8,765     (42,478)
Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations..        --    (19,329)        --        --     (19,329)
  Repayments of capital
    lease obligations.        --       (145)       (27)       --        (172)
  Loan issuance costs.        --       (339)        --        --        (339)
  Proceeds from the
    excercise of
    stock options.....       300         --         --        --         300
  Proceeds (payments)
    on intercompany
    invesments and
    advances..........    (6,340)    15,003     (5,510)   (3,153)         --
  Cash dividends paid
    to shareholders...        --         --     (8,651)    8,651          --
  Recapitalization
    costs - fees and
    expenses..........     2,088         --         --        --       2,088
  Recapitalization
    costs - amount
    incurred in 1997,
    paid in 1998......        --    (41,652)        --        --     (41,652)
  Other...............     1,943     (1,637)     1,204    (1,512)         (2)
                          ------     ------     ------    ------      ------
Net cash provided by
  financing activities    (2,009)   (48,099)   (12,984)    3,986     (59,106)
Effect of exchange rate
  changes on cash and
  cash equivalents....        --         --         --       311         311
                          ------     ------     ------    ------      ------
Net decrease in cash
  and cash equivalents        --    (44,439)    (7,772)   (5,177)    (57,388)
Cash and cash
  equivalents,
  beginning of year...        --     44,439     17,315        --      61,754
                          ------     ------     ------    ------      ------
Cash and cash
  equivalents, end
  of year.............   $    --    $    --    $ 9,543   $(5,177)    $ 4,366
                          ======     ======     ======    ======      ======




       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1997
                          (in thousands)

                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------

Cash flows from
operating activities:
Net earnings.........   $ 12,605   $ 18,304   $    583   $(18,887)  $ 12,605
Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating
  activities.........    (19,424)    (5,196)     2,355     20,364     (1,901)
                        --------    -------    -------    -------    -------
Net cash provided by
  operating activities    (6,819)    13,108      2,938      1,477     10,704
Cash flows from
investing activities:
  Additions to
  property, plant and
  equipment..........     (1,624)   (22,565)    (5,698)     2,215    (27,672)
  Decrease in inventory
    to be converted
    into equipment for
    short-term rental     (2,850)        --         --         --     (2,850)
  Dispositions of
    property, plant
    and equipment....         --        521      2,099         --      2,620
  Businesses acquired
    in purchase
    transactions,net
    of cash acquired.         --    (38,266)    (2,886)        (1)   (41,153)
  Decrease (increase)
    in other assets..      4,583      1,709      2,990     (8,343)       939
                         -------     ------     ------    -------     ------
Net cash provided
  (used) by investing
  activities.........        109    (58,601)    (3,495)    (6,129)   (68,116)
Cash flows from
financing activities:
  Borrowings of notes
    payable and long-
    term obligations.    534,500        201         --         --    534,701
  Borrowings
    (repayments) of
    capital lease
    obligations......        (71)        --          8       (270)      (333)
  Loan issuance costs         (6)   (17,728)        --         --    (17,734)
  Proceeds from the
    excercise of
    stock options....      3,668         --         --         --      3,668
  Proceeds (payments)
    on intercompany
    investments and
    advances.........    (71,983)    59,803      7,521      4,659         --
  Purchase and
    retirement of
    treasury stock...     (3,827)        --         --         --     (3,827)
  Cash dividends paid
    to shareholders..     (6,388)        --         --         --     (6,388)
  Recapitalization
    costs - purchase
    of treasury
    stock............   (631,606)        --         --         --   (631,606)
  Recapitalization
    costs - proceeds
    from C/S issuance    150,184         --         --         --    150,184
  Recapitalization
    costs - fees and
    expenses.........     (8,626)        --         --         --     (8,626)
  Recapitalization
    costs - amounts
    not yet paid.....     41,652         --         --         --     41,652
  Other..............       (787)    (2,598)    (4,141)     7,779        253
                         -------    -------    -------     ------     ------
Net cash provided by
  financing activities     6,710     39,678      3,388     12,168     61,944
Effect of exchange rate
  changes on cash and
  cash equivalents...         --         --         --     (1,823)    (1,823)
                         -------    -------    -------     ------     ------
Net increase (decrease)
  in cash and cash
  equivalents........         --     (5,815)     2,831      5,693      2,709
Cash and cash
  equivalents,
  beginning of year..         --     50,286     14,485     (5,726)    59,045
                         -------     ------     ------     -------   -------
Cash and cash
  equivalents, end
  of year............   $     --    $44,471    $17,316    $   (33)  $ 61,754
                         =======     ======     ======     ======    =======



       Condensed Consolidating Guarantor, Non-Guarantor And
              Parent Company Statement of Cash Flows
                 For year ended December 31, 1996
                          (in thousands)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-    fications  Concepts,
                          Parent   Guarantor  Guarantor     and        Inc.
                         Company     Sub-        Sub-     Elimi-     and Sub-
                         Borrower  sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  ---------  ---------

Cash flows from
operating activities:
Net earnings........... $ 38,987   $ 34,928   $  6,576   $(41,504)  $ 38,987
Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating
  activities...........  (32,912)    24,267     (5,031)    36,856     23,180
                          ------     ------    -------     ------     ------
Net cash provided by
  operating activities     6,075     59,195      1,545     (4,648)    62,167
Cash flows from
  investing activities:
  Additions to
    property, plant
    and equipment......   (8,474)   (13,261)   (10,017)     3,969    (27,783)
  Decrease in inventory
    to be converted
    into equipment for
    short-term rental..      700         --         --         --        700
  Dispositions of
    property, plant
    and equipment......       --        132      5,268         --      5,400
  Businesses acquired
    in purchase
    transactions, net
    of cash acquired...       --     (1,146)        --         --     (1,146)
  Excess principal
    repayment on
    discounted
    notes receivable...       --      5,180         --         --      5,180
  Note repaid from
    principal
    shareholder........       --     10,000         --         --     10,000
  Decrease (increase)
    in other assets....       23     (6,796)    (1,227)    (1,960)    (9,960)
                          ------     ------    -------     ------     ------
Net cash provided
  (used) by investing
   activities..........   (7,751)    (5,891)    (5,976)     2,009    (17,609)
Cash flows from
  financing
  activities:
  Borrowings (repayments)
    of capital lease
    obligations........      466         --         (6)        (3)       457
  Proceeds from the
    excercise of stock
    options............    4,264         --         --         --      4,264
  Proceeds (payments)
    on intercompany
    investments and
    advances...........   39,442    (45,135)     5,565        128         --
  Purchase and
    retirement of
    treasury stock.....  (35,241)        --         --         --    (35,241)
  Cash dividends paid
    to shareholders....   (6,607)        --         --         --     (6,607)
  Other................     (648)       975       (480)         3       (150)
                          ------     ------     ------     ------     ------
Net cash provided
  (used) by financing
  activities...........    1,676    (44,160)     5,079        128    (37,277)
Effect of exchange rate
  changes on cash and
  cash equivalents ....       --         --         --       (635)      (635)
                          ------    -------     ------     ------     ------
Net increase in cash
  and cash equivalents.       --      9,144        648     (3,146)     6,646
Cash and cash
  equivalents,
  beginning of year....       --     41,142     13,837     (2,580)    52,399
                          ------    -------     ------     ------     ------
Cash and cash
  equivalents, end
  of year..............  $    --   $ 50,286   $ 14,485   $ (5,726)  $ 59,045
                          ======     ======     ======     ======     ======




                   Independent Auditors' Report





The Board of Directors and Shareholders
Kinetic Concepts, Inc.:


We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, cash flows and shareholders' (deficit) equity for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedules, as it relates to information for the years ended December 31, 1998 and 1997, listed in the index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The consolidated financial statements for Kinetic Concepts, Inc. and subsidiaries for the year ended December 31, 1996 were audited by other auditors whose report dated February 5, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                    /s/ ERNST & YOUNG LLP
                                    -------------------------
                                    Ernst & Young LLP

San Antonio, Texas
February 5, 1999




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




                                    /s/ KPMG PEAT MARWICK LLP
                                    -------------------------
                                    KPMG Peat Marwick LLP

San Antonio, Texas
February 5, 1997




Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting Matters and Financial Disclosure
----------------------------------------------------

      Ernst & Young LLP was the Company's certifying accountant for the two years ended December 31, 1998 and 1997. On February 18, 1997, the Board of Directors of the Company, upon the recommendation of the Audit Committee, voted to engage the accounting firm of Ernst & Young LLP as the Company's certifying accountant for the year ending December 31, 1997. The Company's previous certifying accountant, KPMG Peat Marwick LLP, was notified on February 21, 1997 and its engagement was terminated effective upon the completion and filing of the Company's 1996 Annual Report on Form 10-K. On February 24, 1997, the Company notified Ernst & Young LLP that it would be engaged as the Company's certifying accountant for the 1997 fiscal year.

     The report of KPMG Peat Marwick LLP on the Company's financial statements for the year ended December 31, 1996 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audit of the Company's financial statements for the year ended December 31, 1996 and in the subsequent interim period through the date of dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused the firm to make reference to the matter in their report.

      The change in certifying accountant came in response to a Request for Proposal issued by the Company in 1996. Ernst & Young LLP, has been providing property and income tax planning services to the Company since 1995.

                             PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with certain other key personnel.

Name                       Age  Position
-----------------         ----  ---------------------
Robert Jaunich II.......   58   Chairman of the Board
Raymond R. Hannigan.....   59   Director, President and Chief Executive
                                Officer
James R. Leininger M.D..   54   Director, Chairman Emeritus
James T. Farrell........   34   Director
N. Colin Lind...........   42   Director
Charles N. Martin.......   52   Director
Donald E. Steen.........   56   Director
Jeffrey W. Ubben........   37   Director
Dennis E. Noll..........   44   Senior Vice President, General Counsel
                                and Secretary
Christopher M. Fashek...   49   President, KCI Therapeutic Services
Frank DiLazzaro.........   40   President, KCI International
William M. Brown........   56   Vice President and Chief Financial
                                Officer
Richard C. Vogel........   44   Vice President and General Manager,
                                NuTech
Michael J. Burke........   51   Vice President, Manufacturing
Martin J. Landon........   39   Vice President, Accounting and Corporate
                                Controller


Item 10.   Directors and Executive Officers of the Registrant (Continued)
-------------------------------------------------------------------------

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

     N. Colin Lind became a director after the consummation of the Tender Offer. Mr. Lind is a Managing Director of Richard C. Blum & Associates, L.P. Before joining RCBA in 1986, he was a Vice President at R. H. Chappell Co., an investment concern focused on development stage companies, and was previously a Vice President of Research for two regional brokerage firms, Davis Skaggs, Inc. and Wheat First Securities. He has previously been a director of two public companies and seven venture capital backed companies.

     Charles N. Martin became a director in 1998. From January 1992 to January 1997, Mr. Martin served as Chairman, President and Chief Executive Officer of OrNda Health Corp. Starting in 1987 through January 1992, Mr. Martin served as President, Director and Chief Operating Officer for HealthTrust Inc. Mr. Martin serves as a director of Heritage Health Systems, Ambulatory Resource Centres, the Center for Professional Excellence and UniPhy.


     Donald  E. Steen   became  a  director  in  1998. Mr. Steen is
Chairman of the Board of United Surgical Partners International, Inc.
("USP").    Prior  to  USP  Mr.  Steen served  as  President of the
International group of Columbia/HCA. He was formerly President of the Western Group of Columbia/HCA. Prior to joining Columbia/HCA,
Mr. Steen served as   President  and   Chief  Executive  Officer of
Medical  Care  America,  the   holding   company  of  Medical  Care
International, Inc.  and   Critical  Care  America, Inc.  Mr. Steen
currently serves on the Board of Directors of several health care companies.

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

     William M. Brown joined the Company as its Vice President and Chief Financial Officer on July 1, 1998. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer for IMO Industries from 1992 until October 1997 and held various executive positions with ITT Corporation from 1967 through 1992.

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


Item 11.   Executive Compensation
---------------------------------

                        SUMMARY COMPENSATION TABLE
                        --------------------------
                                                               LONG-
                                                               TERM
                                                              COMPEN-
                                                              SATION
                 ANNUAL COMPENSATION                          AWARDS
------------------------------------------------------------------------
                                                   Other
                                                   Annual                  (2)
                                                   Compen-   Securities  All Other
Name and Principal                                 sation    Underlying   Compen-
Position                 Year   Salary   Bonus       (1)      Options     sation
--------------------     ----  -------- --------  --------  ----------   --------

Raymond R. Hannigan      1998  $322,500 $ 64,500                   --     $5,214
Chief Executive          1997   300,000  433,100              816,000      5,583
Officer,& President      1996   275,000  175,000               48,000      4,888

Frank DiLazzaro          1998  $188,667 $ 52,920                   --     $1,695
President,               1997   181,000  390,323              352,000      1,409
KCI International, Inc.  1996   168,000   86,000              312,000        884

Christopher M. Fashek    1998  $219,000 $ 16,650                   --     $2,338
President & Chief        1997   206,750  362,637              473,600      2,256
Executive Officer, KCI   1996   193,000  115,800              493,000      1,647
Therapeutic Services,
Inc.

Dennis E. Noll           1998  $187,750 $ 36,225                   --     $1,612
Senior Vice-President,   1997   177,688  293,390              352,000      1,623
General Counsel &        1996   165,812   81,000              392,000      1,315
Secretary

Richard Vogel            1998  $160,542 $ 54,000                   --     $1,513
Vice President & G.      1997   150,833  287,539              188,800      1,463
Manager KCI New
Technologies, Inc.       1996    72,500   29,000  $104,350    200,000      1,805


 (1) The column entitled "Other Annual Compensation" includes monies paid to Mr. Vogel in 1996 for reimbursement of relocation expenses. Except with respect to personal benefits received by individuals in fiscal 1996, the personal benefits provided to each of the named executive officers under various Company programs did not exceed 10% of the individual's combined salary and bonus in any other year.

(2) The "All Other Compensation" column includes the Company's contribution to the Company's Employee Stock Ownership Plan which was credited in 1996, a Company contribution of $1,000 in 1998 and $500 in 1997 to the Company's 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer.


Item 11. Executive Compensation (continued)
------------------------------------------


              OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

     No options were granted or exercised during 1998.



                     FISCAL YEAR-END OPTION VALUE

      The following table sets forth certain information concerning the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 1998.


                       Number of        Value of
                       Underlying     Unexercised
                      Unexercised     In-the-Money
                        Options        Options at
                       at FY-End         FY-End
                      Exercisable/    Exercisable/
        Name          Unexercisable   Unexercisable(1)
-------------------   -------------   ----------------

Raymond R. Hannigan       953,600      $2,651,500
                          614,400              --

Christopher M. Fashek     647,520      $1,104,375
                          353,280              --

Frank DiLazzaro           458,120      $  800,568
                          256,000              --

Dennis E. Noll            264,000      $  331,250
                          256,000              --

Richard C. Vogel          265,920      $  214,400
                          122,880              --




(1) The Company's Common Stock is no longer publicly traded. For purposes of this calculation, the fair market value of the Common Stock was assumed to be $4.8125 per share.






Item 12. Security Ownership of Certain Beneficial Owners
--------------------------------------------------------
         and Management
         --------------


  SECURITIES HOLDINGS OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND
                            OFFICERS

      Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's outstanding common stock, each director, nominee for director, named executive officer (as defined on page 7 hereof) and all directors and executive officers of the Company as a group, owned beneficially as of March 1, 1999, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:


                                       Shares of Common
                                             Stock
                                      Beneficially owned
                                             as of           Percent
                                       March 1, 1999 (1)     of Class
                                      ------------------     --------


James R. Leininger, M.D..............      23,756,880          31.2%
  8023 Vantage Drive
  San Antonio, TX 78230
Fremont Partners L.P.................      28,119,688          37.0%
  and certain related parties
  50 Fremont Street, Suite 3700
  San Francisco, CA 94105
Richard C. Blum & Associates.........      18,576,040          24.4%
  and certain related parties
  909 Montgomery Street, Suite 400
  San Francisco, CA 84133
Raymond R. Hannigan (2)..............         953,600           1.3%
James T. Farrell (3).................              --
Robert Jaunich II (3)................              --
N. Colin Lind (4)....................              --
Jeffrey W. Ubben (4).................              --
Charles N. Martin (5)................              --
Donald E. Steen (5)..................          64,200              *
Christopher M. Fashek (2)............         647,520              *
Frank DiLazzaro (2)..................         458,120              *
Dennis E. Noll (2)...................         264,000              *
Richard C. Vogel (2).................         265,920              *
All directors and executive officers
  as a group (20 persons)(2).........       3,666,840            4.8%


*    Less than one (1%) percent

(1) Except as otherwise indicated in the following notes, the persons named in the table directly own the number of shares indicated in the table and have the sole voting power and investment power with respect to all of such shares. Shares beneficially owned include options exercisable as of May 30, 1999.

(2)  The  shares  shown represent shares of Common Stock which such
     persons  have   the  right  to  acquire  under  stock  options
     granted by the Company as of May 30, 1999.

(3) Messrs. Farrell and Jaunich are managing directors of Fremont Partners, L.P. and certain of its related parties ("Fremont"). The Shares shown do not include the Shares beneficially owned by Fremont.

(4) Messrs. Lind and Ubben are managing directors of Richard C. Blum & associates, L.P. and certain of its related parties ("RCBA"). The Shares shown do not include the Shares beneficially owned by RCBA.

(5)  Messrs. Martin  and   Steen   are outside  directors  and  are
     not affiliated with Fremont Partners, LP or Richard C. Blum and Associates, L.P.




Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      On December 18, 1996, a company controlled by Dr. James Leininger acquired a tract of land (the "Property") from the Company for $395,000. The Property is comprised of approximately
2.2 acres and is adjacent to the Company's corporate headquarters. The purchase price was based on the aggregate cost of the Property to the Company (including acquisition expenses). The Company believes that the acreage was transferred to Dr. James Leininger at a price equal to its fair market value. In connection with the purchase of the Property, the Company loaned Dr. James Leininger $3,000,000 in February 1997 to develop the Property. The loan bore interest at a rate equal to the prime rate of Texas Commerce Bank. The loan was non-recourse to Dr. James Leininger but was secured by the Property, the improvements on the Property and 1,200,000 shares owned by Dr. James Leininger. Dr. Leininger repaid the loan in full on December 31, 1997.

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

      At its December 1997 meeting, the Company's Board of Directors agreed to sell Dr. James R. Leininger certain of the Company's non-operating assets. The assets included the vehicle driven by Dr. Leininger and the Company's ownership interest in the San Antonio Spurs, Bionumerick, Inc. and a small aircraft. The vehicle was sold to Dr. Leininger at its depreciated book value and the ownership interests were to be sold at their cost to the Company. The assets were transferred in 1998. The Company believes that the transfers were made at prices equal to their fair market value.



                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
-------------------------------------------------------------
         on Form 8-K
         -----------


(a)  The following documents are filed as part of this report:

     1.  Financial Statements
         --------------------

         The following consolidated financial statements are filed as a part of this report:

              Consolidated Balance Sheets as of December 31, 1998
              and 1997

              Consolidated  Statements of (Deficit) Earnings  for
              the  three years ended December 31, 1998, 1997  and
              1996

              Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Shareholders' Equity for
              the  three years ended December 31, 1998, 1997  and
              1996

              Notes to Consolidated Financial Statements

              Independent Auditors' Report


     2.  Financial Statement Schedules
         -----------------------------

         The following consolidated financial statement schedules for each of the years in the three-year period ended
         December 31, 1998 are filed as part of this Report:

              Independent Auditors' Report

              Schedule VIII - Valuation and Qualifying Accounts -
              Years ended December 31, 1998, 1997 and 1996

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

            10.1 KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K/A dated December 31, 1994, and incorporated herein by reference).

            10.2 Letter, dated September 19, 1994, from the Company to Raymond R. Hannigan outlining the terms of his employment (filed as Exhibit
                  10.22 to the Company's Annual Report on Form 10-K/A dated December 31, 1994, and incorporated herein by reference).

            10.3  Letter,  dated  November 22, 1994,  from  the
                  Company to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit
                  10.23 to the Company's Annual Report on Form 10-K/A dated December 31, 1994, and incorporated herein by reference).

            10.4  Deferred Compensation Plan (filed as  Exhibit
                  99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

            10.5 Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

            10.6 Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

            10.7 Kinetic Concepts Management Equity Plan effective October 1, 1997 (filed as Exhibit
                  10.33 on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).


          * 10.8  Director Equity Agreement, dated May 12,
                  1998, between the Company and Charles N.
                  Martin.

          * 10.9  Director Equity Agreement, dated May 12,
                  1998, between the Company and Donald E. Steen.

          * 10.10 Letter, dated June 4, 1998, from the Company to William M. Brown outlining the terms of his employment.

          *10.11 Supplier Agreement, dated December 1, 1998, between Novation, LLC and Kinetic Concepts,
                  Inc.

            16.1 Letter from KPMG Peat Marwick LLP to the Securities and Exchange Commission regarding agreement with statements made by Registrant under Item 9 of its Form 10-K dated March 28, 1997 (filed as Exhibit 16.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

          * 21.0  List of Subsidiaries.

          * 27.1  Financial Data Schedule.


Note: (*) Exhibits filed herewith.



(b)  Reports on Form 8-K
     -------------------

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 30, 1999.


                                    KINETIC CONCEPTS, INC.


                                    By: /s/ Robert Jaunich II
                                       ----------------------
                                       Robert Jaunich II,
                                       Chairman of the Board of
                                       Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                             Date





By:  /s/ Robert Jaunich II                 March 30, 1999
     -------------------------------
     Robert Jaunich II
     Chairman of the Board of
     Directors



By:  /s/ Raymond R. Hannigan               March 30, 1999
     -------------------------------
     Raymond R. Hannigan
     Chief Executive Officer and
     President



By:  /s/ William M. Brown                  March 30, 1999
     -------------------------------
     William M. Brown
     Vice President, and
     Chief Financial Officer
     (Principal Accounting Officer)





                     SIGNATURES (CONTINUED)

Signature                                        Date




By:  /s/ James R. Leininger, M.D.          March 30, 1999
     ----------------------------
     James R. Leininger M.D.
     Director



By:  /s/ James T. Farrell                  March 30, 1999
     ---------------------------
     James T. Farrell
     Director



By:  /s/ N. Colin Lind                     March 30, 1999
     --------------------------
     N. Colin Lind
     Director



By:  /s/ Charles N. Martin                 March 30, 1999
     --------------------------
     Charles N. Martin
     Director



By:  /s/ Donald E. Steen                   March 30, 1999
     --------------------------
     Donald E. Steen
     Director



By:  /s/ Jeffrey W. Ubben                  March 30, 1999
     --------------------------
     Jeffrey W. Ubben
     Director












Schedule VIII


             KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)

               Three years ended December 31, 1998


                            Additions
                Balance      Charged   Additions              12/31/96
                   at       to Costs    Charged                Balance
                Beginning      and      to Other              at End of
Description     of Period   Expenses    Accounts  Deductions   Period
--------------  ---------   ---------  ---------  ----------  ---------

Allowance for
doubtful
accounts         $ 6,177      $2,457    $    -       $1,102    $ 7,532
                  ======       =====     =====        =====     ======



                            Additions
                Balance      Charged   Additions              12/31/97
                   at       to Costs    Charged                Balance
                Beginning      and      to Other              at End of
Description     of Period   Expenses    Accounts  Deductions   Period
-----------     ---------   ---------  ---------  ----------  ---------

Allowance for
doubtful
accounts         $ 7,532     $5,888     $    -      $2,216     $11,204
                  ======      =====      =====       =====      ======




                           Additions
                Balance     Charged   Additions              12/31/98
                   at       to Costs   Charged               Balance
               Beginning      and      to Other              at End of
Description    of Period    Expenses   Accounts  Deductions   Period
-----------    ---------   ---------  ---------  ----------  --------
Allowance for
doubtful
accounts         $11,204     $3,707     $    -      $5,238     $ 9,673
                  ======      =====      =====       =====      ======