Form 10-Q
period 1999-03-31
KINETIC CONCEPTS INC /TX/
filed 1999-05-13
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1999

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
-------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
----------------------------------     ----------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)


        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
----------------------------------     ----------------------------------
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


          Common Stock: 70,915,008 shares as of May 1, 1999










                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                              March 31,    December 31,
                                                1999          1998
                                             -----------   ------------
                                             (unaudited)
 Assets:
 Current assets:
   Cash and cash equivalents...............  $   7,663     $   4,366
   Accounts receivable, net................     81,218        79,411
   Inventories.............................     29,497        28,662
   Prepaid expenses and other..............     15,760        14,552
                                               -------       -------
      Total current assets.................    134,138       126,991
                                               -------       -------

 Net property, plant and equipment.........     77,082        77,950
 Goodwill, less accumulated amortization
   of $18,137 in 1999 and $17,323 in 1998..     53,245        54,327
 Loan issuance costs, less accumulated
   amortization of $3,266 in 1999 and
   $2,687 in 1998..........................     14,801        15,380
 Other assets, less accumulated
   amortization of $3,564 in 1999 and
   $3,425 in 1998..........................     26,014        31,469
                                               -------       -------
                                              $305,280      $306,117
                                               =======       =======

 Liabilities and Shareholders' Deficit:
 Current liabilities:
   Accounts payable........................   $  2,896      $  3,438
   Accrued expenses........................     39,274        35,321
   Current installments of long-term
     obligations...........................     10,800         8,800
   Current installments of capital lease
     obligations...........................        152           150
   Income tax payable......................      3,382         2,689
                                               -------       -------
      Total current liabilities............     56,504        50,398
                                               -------       -------

 Long-term obligations, excluding current
   installments............................    499,183       507,055
 Capital lease obligations, excluding
   current installments....................         75           129
 Deferred income taxes, net................     10,713        10,123
                                               -------       -------
                                               566,475       567,705
                                               -------       -------

 Commitments and contingencies (Note 6)

 Shareholders' deficit:
   Common stock; issued and outstanding
     70,915 in 1999 and in 1998............         71            71
   Retained deficit........................   (257,584)     (259,121)
   Accumulated other comprehensive income..     (3,682)       (2,538)
                                               -------       -------
                                              (261,195)     (261,588)
                                               -------       -------
                                             $ 305,280     $ 306,117
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                   1999      1998
                                                ---------  ---------
Revenue:
  Rental and service........................     $62,515    $65,245
  Sales and other...........................      17,696     16,652
                                                  ------     ------
    Total revenue...........................      80,211     81,897
                                                  ------     ------

Rental expenses.............................      43,037     42,143
Cost of goods sold..........................       7,199      6,359
                                                  ------     ------
                                                  50,236     48,502
                                                  ------     ------
    Gross profit............................      29,975     33,395

Selling, general and administrative expenses      15,500     16,205

    Operating earnings......................      14,475     17,190

Interest income.............................         111        249
Interest expense............................     (11,667)   (12,303)
Foreign currency loss.......................        (357)      (162)
                                                  ------     ------
    Earnings before income taxes and
      minority interest.....................       2,562      4,974

Income taxes................................       1,025      1,990
Minority interest in subsidiary loss........           -          2
                                                  ------     ------
    Net earnings............................     $ 1,537    $ 2,986
                                                  ======     ======

    Earnings per common share...............     $  0.02    $  0.04
                                                  ======     ======
    Earnings per common share -  assuming
      dilution..............................     $  0.02    $  0.04
                                                  ======     ======

    Average common shares:
        Basic (weighted average outstanding
          shares)...........................      70,195     70,852
                                                  ======     ======
        Diluted (weighted average outstanding
          shares)...........................      73,177     73,304
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                   Three months ended
                                                        March 31,
                                                  -------------------
                                                    1999       1998
                                                  --------   --------
Cash flows from operating activities:
  Net earnings................................    $  1,537   $  2,986
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation............................       6,634      6,189
      Amortization............................       1,532      1,430
      Provision for uncollectible accounts
        receivable............................         554        811
      Change in assets and liabilities net of
        effects from purchase of subsidiaries:
        Decrease (increase) in accounts
          receivable, net.....................      (2,653)     1,458
        Increase in inventories...............        (983)      (343)
        Decrease (increase) in prepaid
          expenses and other..................      (1,208)     2,861
        Decrease in accounts payable..........        (625)   (33,259)
        Increase in accrued expenses..........       3,835      5,474
        Increase in income taxes payable......         693         --
        Increase in deferred income taxes, net         590        197
                                                     -----     ------
          Net cash provided (used) by
           operating activities...............       9,906    (12,196)
                                                     -----     ------
Cash flows from investing activities:
  Additions to property, plant, and equipment.      (6,485)    (6,004)
  Decrease (increase) in inventory to be
    converted into equipment for short-term
    rental....................................         100     (4,548)
  Dispositions of property, plant, and
    equipment.................................         461        404
  Businesses acquired in purchase transactions,
    net of cash acquired......................        (797)        --
  Decrease (increase) in other assets.........       6,382     (2,995)
                                                    ------     ------
          Net cash used by investing
            activities........................        (339)   (13,143)
                                                    ------     ------
Cash flows from financing activities:
  Repayments of long-term obligations.........      (5,872)   (17,217)
  Repayments of capital lease obligations.....         (51)       (51)
  Reimbursement of recapitalization costs and
    other.....................................          --      1,543
                                                    ------     ------
          Net cash used by financing
            activities........................      (5,923)   (15,725)
                                                    ------     ------
Effect of exchange rate changes on cash and
  cash equivalents............................        (347)      (411)
                                                    ------     ------
Net increase (decrease) in cash and cash
  equivalents.................................       3,297    (41,475)
Cash and cash equivalents, beginning of
  period......................................       4,366     61,754
                                                    ------     ------
Cash and cash equivalents, end of period......    $  7,663   $ 20,279
                                                    ======     ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first three months for:
    Interest..................................    $  5,858   $  2,631
    Income taxes..............................    $  1,398   $    473


See accompanying notes to condensed consolidated financial  statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(1)  BASIS OF PRESENTATION
     ---------------------

           The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 1999 presentation.

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                         March 31,    December 31,
                                           1999           1998
                                        ------------  ------------

         Finished goods..............     $ 9,733       $10,974
         Work in progress............       4,113         4,203
         Raw  materials, supplies and
           parts.....................      23,651        21,585
                                           ------        ------
                                           37,497        36,762

         Less amounts expected to be
         converted into equipment for
         short-term rental...........       8,000         8,100
                                           ------        ------

                Total inventories....     $29,497       $28,662
                                           ======        ======



(3)  DISPOSITIONS
     ------------

           In February 1999, the Company liquidated the assets and discontinued the operations of KCI Insurance Company Co., Ltd. (the "Captive") resulting in the return of cash to the Company of approximately $5.2 million which was used to pay down a portion of the long-term credit facility and other liabilities. The obligations remaining under the Captive as of that date have been assumed by the Company. The Company did not recognize any gain or loss as a result of this transaction.


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS
     ---------------------

          Long-term obligations consist of the following (in thousands):

                                             March 31,    December 31,
                                               1999          1998
                                            ----------   ------------
        Senior Credit Facilities:
           Revolving bank credit facility..  $  6,500      $ 10,000
           Acquisition credit facility.....    10,000        10,000
           Term loans:
              Tranche A due 2003...........   115,250       117,000
              Tranche B due 2004...........    88,875        89,100
              Tranche C due 2005...........    88,875        89,100
                                              -------       -------
                                              309,500       315,200
        9 5/8% Senior Subordinated Notes
           Due 2007........................   200,000       200,000
                                              -------       -------
                                              509,500       515,200
        Less: Current installments.........    10,800         8,800
                                              -------       -------
                                              498,700       506,400
        Other..............................       483           655
                                              -------       -------
                                             $499,183      $507,055
                                              =======       =======

     Senior Credit Facilities

           Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into three interest rate protection agreements which effectively fix the base borrowing rate on 90% of the Company's variable rate debt as follows (dollars in millions):



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS (continued)
     --------------------------------
                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                 ----------      --------    --------
                 01/08/2002       $150.0      5.5775%
                 12/29/2000         95.0      4.8950%
                 12/31/1999         35.0      4.8550%


           As a result of interest rate protection agreements put in place during the prior year, the Company recorded additional interest expense of approximately $168,000 in the first quarter of 1999. The fair value of these agreements at March 31, 1999 was not material.

           The Revolving Loans may be repaid and reborrowed. At March 31, 1999, the aggregate availability under the Revolving Credit and Acquisition Facilities was $83.5 million.

           The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. Commitments under the Acquisition Facility will expire three years from the closing of the Bank Credit Agreement and the Acquisition Facility loans outstanding shall be repayable in equal quarterly amortization payments commencing March 31, 2001. In addition, the Bank Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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

           The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at March 31, 1999.

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


(5)  EARNINGS PER SHARE
     ------------------

           The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All references in the condensed consolidated financial statements referring to share and per share data have been restated to reflect the stock split. Net earnings for basic and diluted calculations do not differ (In thousands, except per share):

                                                  Three months ended
                                                       March 31,
                                                ----------------------
                                                   1999        1998
                                                ----------  ----------
     Net earnings............................   $  1,537     $ 2,986
                                                  =======      ======
     Average common shares:
       Basic (weighted-average outstanding
         shares).............................     70,915      70,852

       Dilutive potential common shares from
         stock options.......................      2,262       2,452

       Diluted (weighted-average outstanding
         shares).............................     73,177      73,304
                                                  ======      ======

     Earnings per common share...............    $  0.02     $  0.04
                                                  ======      ======

     Earnings per common share - assuming
       dilution..............................    $  0.02     $  0.04
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

          Other than commitments for new product inventory, including disposable "for sale" products, of $4.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances dictate.


(7)  OTHER COMPREHENSIVE INCOME
     --------------------------

          The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has had no impact on the net earnings or shareholders' equity (deficit) of the Company. This standard requires disclosure of total nonowner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity, such as equity and cash investment adjustments and foreign currency translation adjustments. For KCI, other comprehensive income consists of foreign currency translation adjustments recorded in each period. For the first quarters of 1999 and 1998, the Company's comprehensive income was approximately $390,000 and $2.0 million, respectively. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been made.


(8)  SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------

          The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in twelve primary countries internationally. In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which the Company has adopted in 1998.

          The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. The KCI New Technologies ("Nutech") segment includes all operations related to the U.S. rental and sale of circulatory devices, namely the Plexipulse and Plexipulse All-in-One systems. The Company measures segment profit as operating profit, which is defined as


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(8)  SEGMENT AND GEOGRAPHIC INFORMATION (continued)
     ----------------------------------------------

     income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating income and assets. Information on segments and a reconciliation to income before interest, income taxes, foreign currency gains and losses and minority interest are as follows (in thousands):

                                                  Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 1999          1998
                                              -----------   ----------
           Revenue:
             KCI Therapeutic Services......    $ 52,793      $ 58,375
             KCI International.............      21,146        18,012
             Nutech........................       6,117         5,306
             Other (1).....................         155           204
                                                -------       -------
                                               $ 80,211      $ 81,897
                                                =======       =======
           Operating Earnings:
             KCI Therapeutic Services......    $ 14,788      $ 19,101
             KCI International.............       4,076         3,152
             Nutech........................       2,203         1,695
             Other (2).....................      (6,592)       (6,758)
                                                -------       -------
                                               $ 14,475      $ 17,190
                                                =======       =======



          (1) Other revenue consists primarily of contract metal fabrication income.

          (2) General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.


(9)  New Accounting Pronouncements
     -----------------------------

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on its nature, changes in the fair value of the derivative will either be (i) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in other comprehensive income until the hedged item  is  recognized  in earnings.  The ineffective portion of a


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(9)  New Accounting Pronouncements (continued)
     -----------------------------------------

     derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use." The SOP was effective beginning January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company does not anticipate that the adoption of this SOP will have a material impact on the Company's future earnings or financial position.


(10) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ------------------------------------------------------

          In  November  1997,  Kinetic  Concepts,  Inc.  issued  $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the "guarantor subsidiaries") serve as guarantors. Certain other subsidiaries (the nonguarantor subsidiaries) do not guarantee any Company debt. Each guarantor subsidiary is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the debt securities.

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of March 31, 1999 and December 31, 1998 and the related condensed consolidating statements of earnings and cash flows for the three month periods ended March 31, 1999 and 1998, respectively.






        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                           March 31, 1999
                           (in thousands)
                             (unaudited)

                          Kinetic                         Reclassi-   Kinetic
                         Concepts,               Non-     fications  Concepts,
                           Inc.     Guarantor  Guarantor     and        Inc.
                          Parent       Sub-      Sub-       Elimi-    and Sub-
                          Company   sidiaries  sidiaries   nations   sidiaries
                         ---------  ---------  ---------  ---------  ---------
ASSETS:

Current assets:
  Cash and cash
    equivalents......... $      --   $     --   $  8,887   $  (1,224) $   7,663
  Accounts receivable,
    net.................        --     68,246     17,667      (4,695)    81,218
  Inventories...........        --     20,781      8,716          --     29,497
  Prepaid expenses and
    other...............        --     11,334      4,426          --     15,760
                           -------    -------    -------    --------   --------
      Total current
        assets..........        --    100,361     39,696      (5,919)   134,138

Net property, plant and
  equipment.............        --     78,046      9,313     (10,277)    77,082
Goodwill, net...........        --     48,061      5,184          --     53,245
Loan issuance costs, net        --     14,801         --          --     14,801
Other assets, net.......        --     25,937         77          --     26,014
Intercompany investments
  and advances..........  (261,195)   466,707      1,607    (207,119)        --
                           -------    -------    -------     -------    -------
      Total assets...... $(261,195)  $733,913   $ 55,877   $(223,315)  $305,280
                           =======    =======    =======     =======    =======

LIABILITIES AND SHARE-
HOLDERS' (DEFICIT)
EQUITY:

Accounts payable........ $      --   $  2,302   $  1,818   $  (1,224)  $  2,896
Accrued expenses........        --     32,447      6,827          --     39,274
Current installments of
  long-term obligations.        --     10,800         --          --     10,800
Intercompany payables...        --     10,559      5,282     (15,841)        --
Current installments of
  capital lease obli-
  gations...............        --        152         --          --        152
Income tax payable......        --        295      3,087          --      3,382
                          --------    -------    -------     -------    -------
      Total current
        liabilities.....        --     56,555     17,014     (17,065)    56,504
                          --------    -------    -------     -------    -------
Long-term obligations,
  excluding current
  installments..........        --    499,183         --          --    499,183
Capital lease obliga-
  tions, excluding
  current install-
  ments.................        --         60         15          --         75
Deferred income taxes,
  net...................        --     17,008         --      (6,295)    10,713
                          --------    -------     ------     -------    -------
       Total liabilities        --    572,806     17,029     (23,360)   566,475
Shareholders' equity
  (deficit).............  (261,195)   161,107     38,848    (199,955)  (261,195)
                           -------    -------     ------     -------    -------
       Total liabilities
         and equity
         (deficit)...... $(261,195)  $733,913   $ 55,877   $(223,315) $ 305,280
                           =======    =======     ======     =======    =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1998
                           (in thousands)

                          Kinetic
                         Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-     fications  Concepts,
                          Parent    Guarantor  Guarantor     and        Inc.
                          Company      Sub-      Sub-       Elimi-    and Sub-
                         Borrower   sidiaries  sidiaries   nations   sidiaries
                         --------   ---------  ---------  ---------  ---------
ASSETS:

Current assets:
  Cash and cash equiv-
    alents..............  $     --   $    --    $  9,543  $  (5,177) $   4,366
  Accounts receivable,
    net.................        --    66,372      17,474     (4,435)    79,411
  Inventories...........        --    18,971       9,691         --     28,662
  Prepaid expenses and
    other...............        --    11,240       3,312         --     14,552
                           -------    ------     -------   --------   --------
      Total current
        assets..........        --    96,583      40,020     (9,612)   126,991

Net property, plant and
  equipment.............        --    79,110       9,717    (10,877)    77,950
Goodwill, net...........        --    49,033       5,294         --     54,327
Loan issuance cost, net.        --    15,380          --         --     15,380
Other assets, net.......        --    31,417          52         --     31,469
Intercompany investments
  and advances..........  (261,588)  460,361       1,104   (199,877)        --
                           -------   -------      ------    -------    -------
      Total assets...... $(261,588) $731,884    $ 56,187  $(220,366)  $306,117
                           =======   =======      ======    =======    =======

LIABILITIES AND SHARE-
HOLDERS'(DEFICIT)
EQUITY:

Accounts payable........ $      --  $  6,512    $  2,104  $  (5,178)  $  3,438
Accrued expenses........        --    27,015       8,306         --     35,321
Current installments on
  long-term obligations         --     8,800          --         --      8,800
Intercompany payables...        --     6,151       3,765     (9,916)        --
Current installments
  of capital lease
  obligations...........        --       150          --         --        150
Income tax payable......        --     1,612       1,077         --      2,689
                           -------   -------     -------    -------    -------
    Total current
      liabilities.......        --    50,240      15,252    (15,094)     50,398
                           -------   -------     -------    -------    --------

Long-term obligations
  excluding current
  installments..........        --   507,055          --         --     507,055
Capital lease obligations
  excluding current
  installments..........        --        99          30         --         129
Deferred income taxes,
  net...................        --    15,519          --     (5,396)     10,123
                           -------   -------      ------    -------     -------
    Total liabilities...        --   572,913      15,282    (20,490)    567,705
Shareholders' (deficit)
  equity................  (261,588)  158,971      40,905   (199,876)   (261,588)
                           -------   -------      ------    -------     -------
    Total liabilities
      and equity........ $(261,588) $731,884    $ 56,187  $(220,366)   $306,117
                           =======   =======      ======    =======     =======


       Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended March 31, 1999
                           (in thousands)
                            (unaudited)

                                                                  Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       ---------  ---------  ---------  ---------  ---------
Revenue:
Rental and service....  $    --    $ 48,199   $14,316    $    --    $ 62,515
Sales and other.......       --      14,228     6,188     (2,720)     17,696
                         ------     -------    ------      -----      ------
   Total revenue......       --      62,427    20,504     (2,720)     80,211

Rental expenses.......       --      30,712    12,325         --      43,037
Cost of goods sold....       --       5,823     3,099     (1,723)      7,199
                         ------     -------    ------      -----      ------
                             --      36,535    15,424     (1,723)     50,236
                         ------     -------    ------      -----      ------
   Gross profit.......       --      25,892     5,080       (997)     29,975

Selling, general and
  administrative
  expenses.............      --      14,452     1,048         --      15,500
                         ------     -------    ------      -----      ------
   Operating earnings..      --      11,440     4,032       (997)     14,475
Interest income........      --          42        69         --         111
Interest expense.......      --     (11,667)       --         --     (11,667)
Foreign currency gain
  (loss)...............      --        (373)       16         --        (357)
                         ------     -------    ------      -----      ------
   Earnings (loss)
     beore income taxes      --        (558)    4,117       (997)      2,562
Income taxes...........      --        (298)    1,722       (399)      1,025
                         ------     -------    ------      -----      ------
   Earnings (loss)
     before equity in
     earnings of
     subsidiaries......      --        (260)    2,395       (598)      1,537
   Equity in earnings
     of subsidiaries...   1,537       2,395        --     (3,932)         --
                         ------     -------    ------      -----      ------
   Net earnings........ $ 1,537    $  2,135   $ 2,395    $(4,530)    $ 1,537
                         ======     =======    ======      =====      ======



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

                                                                   Historical
                        Kinetic                         Reclassi-   Kinetic
                       Concepts,               Non-     fications  Concepts,
                         Inc.     Guarantor  Guarantor     and        Inc.
                        Parent       Sub-      Sub-       Elimi-    and Sub-
                        Company   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------- ---------

Revenue:
Rental and service....  $    --    $ 53,596   $ 11,649   $    --    $ 65,245
Sales and other.......       --      13,249      5,442    (2,039)     16,652
                         ------     -------    -------    ------     -------
    Total revenue.....       --      66,845     17,091    (2,039)     81,897

Rental expenses.......       --      31,508     10,635        --      42,143
Cost of goods sold....       --       4,421      2,950    (1,012)      6,359
                         ------     -------    -------    ------     -------
                             --      35,929     13,585    (1,012)     48,502
                         ------     -------    -------    ------     -------
    Gross profit......       --      30,916      3,506    (1,027)     33,395

Selling, general and
  administrative
  expenses............       --      15,372        833        --      16,205
                         ------     -------    -------    ------     -------
    Operating earnings       --      15,544      2,673    (1,027)     17,190
Interest income.......       --         172         77        --         249
Interest expense......       --     (12,303)        --        --     (12,303)
Foreign currency gain
  (loss)..............       --         122       (284)       --        (162)
                         ------     -------    -------    ------     -------
    Earnings before
      income taxes
      and minority
      interest........       --       3,535      2,466    (1,027)      4,974
Income taxes..........       --       1,430      1,011      (451)      1,990
Minority interest.....       --          --         (2)       --          (2)
                         ------     -------    -------    ------     -------
    Earnings before
      equity in
      earnings of
      subsidiaries....       --       2,105      1,457      (576)      2,986
    Equity in earnings
      of subsidiaries.    2,986       1,457         --    (4,443)         --
                         ------     -------    -------    ------     -------
    Net earnings......  $ 2,986     $ 3,562    $ 1,457  $ (5,019)   $  2,986
                         ======      ======     ======    ======     =======

        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
              For the three months ended March 31, 1999
                     (in thousands) (unaudited)


                          Kinetic                         Reclassi-   Kinetic
                         Concepts,               Non-     fications  Concepts,
                           Inc.     Guarantor  Guarantor     and        Inc.
                          Parent       Sub-      Sub-       Elimi-    and Sub-
                          Company   sidiaries  sidiaries   nations   sidiaries
                         --------   ---------  ---------  --------   ---------
Cash flows from
operating activities:
Net earnings...........   $ 1,537    $ 2,135    $ 2,395   $ (4,530)   $ 1,537
Adjustments to rec-
  oncile net earnings
  to net cash pro-
  vided by operating
  activities...........    (1,537)     2,628      1,438      5,840      8,369
                            -----      -----      -----      -----      -----
Net cash provided by
  operating activities.        --      4,763      3,833      1,310      9,906
Cash flows from
investing activities:
  Additions to prop-
    erty, plant and
    equipment..........         --    (6,043)    (1,249)       807     (6,485)
  Decrease in inventory
    to be converted
    into equipment for
    short-term rental..         --       100         --         --        100
  Dispositions of
    property, plant
    and equipment......         --       194        267         --        461
          equipment
  Businesses acquired
    in purchase
    transactions, net
    of cash acquired...         --      (797)        --         --       (797)
  Decrease (increase)
    in other assets....         --     6,439        (57)        --      6,382
                             -----     -----      -----      -----      -----
Net cash used by
  investing activities.         --      (107)    (1,039)       807       (339)
Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations...         --    (5,872)        --         --     (5,872)
  Repayments of
    capital lease
    obligations........         --       (36)       (15)        --        (51)
  Proceeds (payments)
    on intercompany
    investments and
    advances...........       (853)     2,453     1,016     (2,616)        --
  Cash dividends paid
    to shareholders....         --         --    (3,025)     3,025         --
  Other................        853     (1,201)   (1,426)     1,774         --
                             -----      -----     -----      -----      -----
Net cash used by
  financing activities.         --     (4,656)   (3,450)     2,183     (5,923)
Effect of exchange
  rate changes on
  cash and cash
  equivalents..........         --         --        --       (347)      (347)
                             -----      -----     -----      -----      -----
Net increase (decrease)
  in cash and cash
  equivalents..........         --         --      (656)     3,953      3,297
Cash and cash
  equivalents, beginning
  of period.............        --         --     9,543     (5,177)     4,366
                             -----      -----     -----      -----      -----
Cash and cash
  equivalents, end of
  period................   $    --    $    --   $ 8,887    $(1,224)   $ 7,663
                             =====      =====    ======      =====      =====



        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
              For the three months ended March 31, 1998
                     (in thousands) (unaudited)

                          Kinetic                         Reclassi-   Kinetic
                         Concepts,               Non-     fications  Concepts,
                           Inc.     Guarantor  Guarantor     and        Inc.
                          Parent       Sub-      Sub-       Elimi-    and Sub-
                          Company   sidiaries  sidiaries   nations   sidiaries
                         --------   ---------  ---------  ---------  ----------
Cash flows from
operating activities:
Net earnings...........  $  2,986    $  3,562   $  1,457   $ (5,019)  $  2,986
Adjustments to
  reconcile net earn-
  ings to net cash
  provided (used) by
  operating activities.    (2,986)    (16,731)       292      4,243    (15,182)
                            -----      ------     ------      -----     ------
Net cash provided
  (used) by operating
  activities...........        --     (13,169)     1,749       (776)   (12,196)
Cash flows from
investing activities:
  Additions to property
    plant and equipment        --      (7,046)    (1,006)     2,048     (6,004)
  Decrease in inventory
    to be converted
    into equipment for
    short-term rental.         --      (4,548)        --         --     (4,548)
  Dispositions of
    property, plant
    and equipment.....         --         404         --         --        404
  Decrease (increase)
    in other assets...         --      (3,035)        40         --     (2,995)
                           ------      ------    -------      -----     ------
Net cash used by
  investing activities         --     (14,225)      (966)     2,048    (13,143)
Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations..         --     (17,217)        --         --    (17,217)
  Repayments of
    capital lease
    obligations.......         --         (41)       (10)        --        (51)
  Proceeds (payments)
    on intercompany
    investments and
    advances..........     (2,542)     11,312     (1,021)    (7,750)        --
  Recapitalization
    costs - fees and
    expenses..........      1,543          --         --         --      1,543
  Cash dividends paid
    to shareholders...         --          --     (5,832)     5,832         --
  Other...............        999      (1,408)      (647)     1,057         --
                            -----      ------      -----      -----     ------
Net cash used by
  financing activities         --      (7,354)    (7,510)      (861)   (15,725)
Effect of exchange
  rate changes on
  cash and cash
  equivalents.........         --          --         --       (411)      (411)
                            -----      ------      -----      -----     ------
Net decrease in cash
  and cash
  equivalents.........         --     (34,748)    (6,727)        --    (41,475)
Cash and cash
  equivalents,
  beginning of period.         --      44,439     17,315         --     61,754
                            -----      ------     ------      -----     ------
Cash and cash
  equivalents, end of
  period..............    $    --     $ 9,691    $10,588     $   --    $20,279
                           ======      ======     ======      =====     ======



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a
"safe  harbor" for certain forward-looking statements.  The  forward-
looking  statements made in "Management's Discussion and Analysis  of
Financial  Condition  and  Results  of  Operations,"  which   reflect
management's  best  judgment  based  on  market  and  other   factors
currently known, involve risks and uncertainties.  When used in  this
Report,  the  words  "estimate," "project,"  "anticipate,"  "expect,"
"intend," "believe" and similar expressions are intended to  identify forward-looking statements.  All of these forward-looking  statements are  based  on  estimates and assumptions made by management  of  the
Company,  which, although believed to be reasonable,  are  inherently uncertain.  Therefore, undue reliance should not be placed upon  such estimates and statements.  No assurance can be given that any of such statements  or  estimates will be realized and  actual  results  will differ from those contemplated by such forward-looking statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------

Results of Operations

First Quarter of 1999 Compared to First Quarter of 1998
-------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year ($ in thousands):

                                      Three Months Ended March 31,
                                ----------------------------------------
                                     Revenue               Variance
                                  Relationship       Increase (Decrease)
                                -------------------  -------------------
                                  1999       1998       $          Pct
                                --------   --------  ----------   -----
Revenue:
  Rental and service..........     78%        80%     $ (2,730)    (4%)
  Sales and other.............     22         20         1,044      6
                                 ----       ----       -------
     Total revenue............    100%       100%       (1,686)     (2)

  Rental expenses.............     54         51           894       2
  Cost of goods sold..........      9          8           840      13
                                 ----       ----       -------
     Gross profit.............     37         41        (3,420)    (10)
  Selling, general and
    administrative expenses...     19         20          (705)     (4)
                                 ----       ----       -------
     Operating earnings.......     18         21        (2,715)     (16)

  Interest income.............     --         --          (138)      nm
  Interest expense............     15         15           636        5
  Foreign currency loss.......     --         --          (195)      nm
                                 ----       ----       -------
     Earnings before income
       taxes and minority
       interest...............      3          6        (2,412)     (48)

  Income taxes................      1          2           965       48
  Minority interest in
    subsidiary loss...........     --         --            (2)     100
                                 ----       ----       -------

     Net earnings.............      2%         4%     $ (1,449)     (49%)
                                 ====       ====       =======


     The Company's revenue is derived between three primary operating
units.   The  following table sets forth, for the periods  indicated, the  amount  of  revenue derived from each of these  segments  ($  in millions):

                                 Three months ended
                                      March 31,
                                 -------------------
                                   1999       1998
                                 --------   --------
     KCI Therapeutic Services..  $  52.8     $  58.4
     KCI International.........     21.1        18.0
     NuTech....................      6.1         5.3
     Other.....................      0.2         0.2
                                  ------      ------
                                 $  80.2     $  81.9
                                  ======      ======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

     Total  revenue  in  the  first quarter of  1999  decreased  $1.7 million,  or 2.1%, to $80.2 million from $81.9 million in  the  first quarter of 1998.  Revenue from KCI Therapeutic Services ("KCTS")  was
$52.8  million, down $5.6 million, or 9.6% from $58.4 million in  the first  three months of the prior year. The decreased revenue was  due substantially to a decrease in extended care rental revenue caused by the market's negative reaction to the reimbursement provisions of the
Balanced  Budget Act of 1997 which resulted in lower patient  therapy days,  lower  product  pricing and a product mix  shift  from  framed products  to overlays in the extended care market.  Domestic  patient days,  overall, were up slightly from the prior year due in  part  to the  increased market penetration of the V.A.C. wound closure device.
The therapy day increase was offset by lower prices and a product mix shift  to  lower-cost  overlays, particularly in  the  extended  care marketplace.  Sales  for the period grew as  a  percentage  of  total revenue  due substantially to sales of disposable products associated with the Company's medical devices.

     Revenue   from   the  Company's  international  operating   unit
increased  17.2%  to $21.1 million from $18.0 million  in  the  first quarter of 1998.  The international revenue increase reflects  higher patient  therapy days in virtually all of the Company's markets,  and higher  sales due to growth in the V.A.C. product line partly  offset by  unfavorable currency exchange rate fluctuations of  approximately
$440,000.

      Revenue from the NuTech segment increased 15.1% to $6.1 million from $5.3 million in the first quarter of 1998, due substantially to revenues attributable to the acquisition of a product line from Beiersdorf-Jobst in the fourth quarter of 1998.

      Rental, or field, expenses of $43.0 million were 68.8% of total rental revenue in the first quarter of 1999 compared to 64.6% in  the first  quarter  of 1998.  This increase is primarily attributable  to the decrease in rental revenue, because the majority of the Company's
rental  or  field  expenses  are relatively  fixed.   Overall,  field
expenses of $43.0 million increased approximately $900,000, or  2.1%, from  the  prior  year  period due, in part, to  increased  equipment depreciation.

      Cost of goods sold increased 13.2% to $7.2 million in the first quarter of 1999 from $6.4 million in the first quarter of 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices.

      Gross profit decreased $3.4 million, or 10.2%, to $30.0 million in the first three months of 1999 from $33.4 million in the first quarter of 1998 due to decreased rental revenue. Gross profit margin for the first quarter, as a percentage of total revenue, was 37.4%, down from 40.8% for the first quarter of 1998, due substantially to the decrease in rental revenue for the period.

     Selling, general and administrative expenses decreased $705,000, or  4.4%,  to $15.5 million in the first quarter of 1999  from  $16.2 million in the first quarter of 1998. This decrease was due primarily to lower labor costs in the period. As a percentage of total revenue, selling, general and administrative expenses were 19.3% in the  first quarter of 1999 as compared with 19.8% in the first quarter of 1998.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      As  a result of the revenue decrease discussed above, operating earnings  for the period decreased $2.7 million, or 15.8%,  to  $14.5 million compared to $17.2 million in the prior-year quarter.

     Interest  income for the three months ended March 31,  1999  was
approximately  $111,000 compared to approximately  $250,000  in   the
prior   period.  The decrease in interest income resulted from  lower invested cash balances due primarily to acquisition activities  since the first quarter of 1998.

      Interest expense for the three months ended March 31, 1999  was
$11.7  million  compared to $12.3 million for the  first  quarter  of
1998.   The interest expense decrease was due to repayments of  long-
term obligations made since the first quarter of 1998.

      Net  earnings  for  the first quarter of  1999  decreased  $1.4
million,  or  48.5%,  from  the  prior  year  to  $1.5  million   due
substantially to the decrease in rental revenue as discussed above.

Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the three months ended March 31, 1999 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $7.7 million at March 31, 1999, an increase of $3.3 million from December 1998. The cash increase is primarily attributable to net earnings during the quarter combined with controlled capital spending.

      Prepaid  expenses  and other current assets  of  $15.8  million increased  8.3%  as compared to $14.6 million at December  31,  1998.
This   change   resulted   primarily  from  a  favorable   litigation
settlement.

      Other  assets  at  March 31, 1999 were $26.0  million,  a  $5.5
million,  or  17.3%,  decrease  from  year-end.   This  decrease   is
primarily  attributable  to the liquidation  of  the  assets  of  KCI
Insurance Co., Ltd. during the quarter.

     Accrued expenses at March 31, 1999 were $39.3 million compared to $35.3 million at the end of 1998. This increase was due to accrued interest expense recorded during the first quarter of 1999 on the $200 million in subordinated notes.

      Long-term debt obligations, including the current maturities, decreased $5.9 million to $510.0 million as of March 31, 1999 due to the repayment of a portion of the Company's revolving credit facility, in addition to scheduled principal payments, made as a result of the liquidation of the assets of KCI Insurance Co., Ltd.

Liquidity and Capital Resources
-------------------------------

      At  March  31,  1999 the Company had current assets  of  $134.1 million  and  current  liabilities of $56.5 million  resulting  in  a working  capital surplus of $77.6 million, compared to a  surplus  of
$76.6 million at December 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

      During  the  first three months of 1999, the Company  made  net capital expenditures of $5.9 million. Other than commitments for  new product inventory, including disposable "for sale" products, of  $4.2 million,  the  Company has no material long-term capital  commitments and  can  adjust  the level of capital expenditures as  circumstances warrant.

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

      The  Senior Credit Facilities originally totaled $400.0 million and  consist  of  (i)  a  $50.0  million  six-year  Revolving  Credit
Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a
$120.0  million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year  amortizing Term Loan B and (v) a $90.0 million eight-year amortizing  Term  Loan  C,  (collectively,  the  "Term  Loans").  The
Acquisition  Facility provides the Company with financing  to  pursue strategic acquisition opportunities, and will remain available to the
Company  until  December 31, 2000, at which time  it  will  begin  to amortize over the remaining three years of the facility.  The Company originally utilized borrowings under the Revolving Facility  to  help
effect  the  Recapitalization and pay   related  fees  and  expenses.
Although the Company reduced borrowings under this facility  by  $3.5 million  in the first three months of 1999, it has borrowed and  will borrow funds from this facility to fund capital expenditures and meet working capital needs.

      The  Term  Loans and the Notes are subject to customary  terms, covenants and conditions which partially restrict the uses of  future cash  flow  by the Company.  The Company does not expect  that  these covenants and conditions will have a material adverse impact  on  its
operations.   At  March 31, 1999, the Acquisition Facility   and  the
Revolving  Credit  Facility had balances of $10.0  million  and  $6.5 million, respectively. Accordingly, the aggregate availability  under these two facilities was $83.5 million.

     The Senior Credit Agreement requires the Company to meet certain financial  tests,  including minimum levels  of  EBITDA  (as  defined therein),  minimum  interest  coverage, maximum  leverage  ratio  and
capital  expenditures.   The  Bank  Credit  Agreement  also  contains
covenants  which,  among  other  things,  limit  the  incurrence   of
additional indebtedness, investments, dividends, loans and  advances, capital  expenditures,  transactions with  affiliates,  asset  sales,
acquisitions,  mergers  and  consolidations,  prepayments  of   other
indebtedness (including the Notes), liens and encumbrances and  other matters customarily restricted in such agreements.  The Company is in compliance with the applicable covenants at March 31, 1999.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

      The  Senior  Credit  Agreement  contains  customary  events  of default,  including  payment defaults, breach of representations  and
warranties,  covenant  defaults,  cross-defaults  to  certain   other
indebtedness,  certain events of bankruptcy and insolvency,  failures under  ERISA  plans,  judgment defaults,  failure  of  any  guaranty, security  document,  security  interest  or  subordination  provision supporting  the Bank Credit Agreement to be in full force and  effect and any change of control of the Company.

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


     Year                                    Percentage
    ------                                   ----------
     2002..................................  104.813%
     2003..................................  103.208%
     2004..................................  101.604%
     2005 and thereafter...................  100.000%


      As  of  March  31,  1999, the entire $200.0 million  of  Senior
Subordinated Notes was issued and outstanding.

      At March 31, 1999, the Company was committed to purchase approximately $4.2 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.


Known Trends or Uncertainties
-----------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

Known Trends or Uncertainties (continued)
-----------------------------------------

10%  of  the  Company's   revenue   is   received directly  from  the
Medicare  system.   However,  many  of  the  health  care   providers
who  pay  the  Company  for  its  products  are   reimbursed,  either
directly  or indirectly, by the Federal government under the Medicare system  for the use of those products.  The Company  does not believe that the changes introduced by the BBA will have a material impact on our  hospital customers or the dealers we partner with in home health care.  However, the changes to the Medicare system introduced by  the
BBA has had a significant impact on the manner in which the Company's extended  care customers make purchasing decisions. As the  Company's extended  care  customers attempt to understand  the  impact  of  the changes  on  their respective businesses their initial  reaction  has been  to  lower  their  average daily cost by  changing  the  overall product  mix  to lower cost products in their respective  facilities.
These  changes have impacted revenue in the short term.  The  Company is  introducing  programs  to its extended care  customers  which  it believes will help to address this trend.

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

Reimbursement
-------------

      The implementation of a prospective payment system for extended care  facilities has changed the way skilled nursing  facilities  buy and  rent the Company's products.  The effect of this change has been to  sharply reduce the Company's rental revenues in the extended care
market.   The Company believes that in the long term, under  a  fixed payment system, decisions on selecting the products and services used in  patient  care  will be based on clinical and cost  effectiveness.
The    Company's   innovative   and   extensive   product   continuum
significantly improves clinical outcomes while reducing the  cost  of
patient  care  should  allow  it  to  compete  effectively  in   this
environment.

      The  Company currently rents and sells the V.A.C. in  all  care settings  and market acceptance of this product has been better  than
expected.   This  is  evidenced  by the  significant  revenue  growth
experienced  in  the three years that the product has been  available
domestically.   However,  the Company has  not  received  a  Medicare
reimbursement code, and an associated coverage policy, for the V.A.C.
in the home care setting. As a result, the Company is incurring costs associated with the use of V.A.C. in the home, for Medicare patients, while  recognizing  no  revenue due  to  the  continuing  lack  of  a reimbursement  code and coverage criteria. The Company  continues  to vigorously pursue this reimbursement coverage.


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


Year 2000 Issue
---------------

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Year 2000 Issue (continued)
---------------------------

Remediation
-----------

      The Company is 80% complete on the remediation phase for its IT
systems  and  expects  to  complete  software  modifications   and/or
replacements   no   later  that  June  30,   1999.    Once   software
modifications or replacements are completed, the systems  are  tested
for  compliance.   These  phases can run concurrently  for  different
systems.      To     date,     the     Company     has      completed
installations/modifications on all mission-critical domestic systems.
Internationally,  the Company is installing new  integrated  software applications which are expected to be completed by the  end  of  July
1999.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Year 2000 Issue (continued)
---------------------------

Costs
-----

      The  total cost of the Year 2000 project is estimated  at  $7.4
million  and  is  being funded through operating  cash  flows.   $6.3
million of this total will be used to purchase new software that will be  capitalized  and the remaining $1.1 million will be  expensed  as incurred.  Through March 31, 1999, the Company incurred approximately
$7.1 million ($900,000 expensed and $6.2 million capitalized for  new software),  related  to  the  assessment  of  the  Year  2000  issue,
development   of   a   modification   plan,   preliminary    software
modifications, purchase of new software, where necessary, and testing of implemented systems.


Risks and Contingency Plan
---------------------------

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

      The Company is exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

Interest Rate Risk
------------------

      At  March 31, 1999, approximately $310 million of the Company's long-term  debt bore interest at variable rates.  These variable-rate
facilities  bear interest at a stated rate based upon  a  Base   Rate
(defined  as  the   higher  of  (i) the  rate  of  interest  publicly
announced  by  Bank of America as its "reference rate"  or  (ii)  the federal  funds  effective rate from time to time plus 0.50%)  or  the
Eurodollar  Rate (as defined) for one, two, three or six months  plus associated credit risk factors from 1.50% to 2.75% depending  on  the base  rate  and  maturity  (see Note 4  to  the  Company's  condensed consolidated financial statements).


Item  3.  Quantitative and Qualitative Disclosures about Market Risk
(continued)
--------------------------------------------------------------------

      In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into three interest rate protection agreements which effectively fix the base borrowing rate on 90% of the Company's variable rate debt as follows (dollars in millions):

                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                -----------    ------------  ---------
                 01/08/2002       $150.0       5.5775%
                 12/29/2000         95.0       4.8950%
                 12/31/1999         35.0       4.8550%

      As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk
--------------------------------

      The Company has direct operations in Western Europe, Canada and
Australia  and distributor relationships in many other parts  of  the world.  The Company's foreign operations are measured in their  local
currencies.   As a result, the Company's financial results  could  be
affected  by  factors  such as changes in foreign  currency  exchange rates or weak economic conditions in the foreign markets in which the
Company  has  operations.  Exposure to this  variability  is  managed
primarily  through  the  use  of  natural  hedges,  whereby   funding
obligations and assets are  both managed in the local currency.   The
Company  maintains no other derivative instruments  to  mitigate  the
exposure  to  translation  and/or  transaction  risk.   International
operations  reported operating profit of $4.1 million for  the  three months  ended March 31, 1999.  It is estimated that the result  of  a
10%  fluctuation in the value of the dollar relative to these foreign currencies at March 31,1999 would change the Company's net income for the  three  months  ended March 31, 1999 by  approximately  $275,000.
The  Company's analysis does not consider the implications that  such fluctuations could have on the overall economic activity  that  could exist in such an environment in the U.S. or the foreign countries  or on the results of operations of these foreign entities.


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


            Exhibits (continued)
            --------------------

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

            10.8  Director Equity Agreement, dated May 12,
                  1998, between the Company and Charles N.
                  Martin (filed as Exhibit 10.8 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

            10.9  Director Equity Agreement, dated May 12,
                  1998, between the Company and Donald E. Steen
                  (filed as Exhibit 10.9 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

            10.10 Letter, dated June 4, 1998, from the Company
                  to William M. Brown outlining the terms of his employment (filed as Exhibit 10.10 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

            10.11 Supplier Agreement, dated December 1, 1998,
                  between Novation, LLC and Kinetic Concepts,
                  Inc. (filed as Exhibit 10.11 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

            21.1  List  of Subsidiaries (filed as Exhibit  21.1
                  to  the Company's Annual Report on Form  10-K
                  for  the  year ended December 31,  1996,  and
                  incorporated herein by reference).

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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ RAYMOND R. HANNIGAN
               -----------------------
               Raymond R. Hannigan
               President and Chief Executive Officer



          By:  /s/ WILLIAM M. BROWN
               -----------------------
               William M. Brown
               Vice President and
               Chief Financial Officer



Date:  May 13, 1999








