Form 10-Q
period 1999-06-30
KINETIC CONCEPTS INC /TX/
filed 1999-08-12
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
     -------------------------      ----------------------------------
     (State of Incorporation)      (I.R.S. Employer Identification No.)


        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
     --------------------------     -----------------------------------
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


        Common Stock: 70,915,008 shares as of August 1, 1999









                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                              June 30,    December 31,
                                                1999         1998
                                             ----------   ------------
                                             (unaudited)
 Assets:
 Current assets:
   Cash and cash equivalents..............   $    5,875     $   4,366
   Accounts receivable, net...............       81,560        79,411
   Inventories............................       27,811        28,662
   Prepaid expenses and other.............       11,517        14,552
                                                -------       -------
      Total current assets................      126,763       126,991
                                                -------       -------
 Net property, plant and equipment........       78,443        77,950
 Goodwill,less accumulated amortization of
   $19,017 in 1999 and $17,323 in 1998....       54,016        54,327
 Loan issuance costs, less accumulated
   amortization of $3,844 in 1999 and
   $2,687 in 1998.........................       14,335        15,380
 Other assets, less accumulated
   amortization of $3,703 in 1999 and
   $3,425 in 1998.........................       24,800        31,469
                                                -------       -------
                                              $ 298,357     $ 306,117
                                                =======       =======

 Liabilities and Shareholders' Deficit:
 Current liabilities:
   Accounts payable.......................    $   2,840     $   3,438
   Accrued expenses.......................       31,527        35,321
   Current installments of long-term
     obligations..........................       12,800         8,800
   Current installments of capital lease
     obligations..........................          153           150
   Income tax payable.....................        1,722         2,689
                                                -------       -------
      Total current liabilities...........       49,042        50,398
                                                -------       -------

 Long-term obligations, excluding current
   installments...........................      499,983       507,055
 Capital lease obligations, excluding
   current installments...................          266           129
 Deferred income taxes, net...............       10,320        10,123
                                                -------       -------
                                              $ 559,611     $ 567,705
                                                -------       -------
 Commitments and contingencies (Note 6)

 Shareholders' deficit:
   Common stock; issued and outstanding
     70,915 in 1999 and in 1998...........           71            71
   Retained deficit.......................     (256,608)     (259,121)
   Accumulated other comprehensive income.       (4,717)       (2,538)
                                                -------       -------
                                               (261,254)     (261,588)
                                                -------       -------
                                              $ 298,357     $ 306,117
                                                =======       =======

See accompanying notes to condensed consolidated financial statements.



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                                 Three months ended    Six months ended
                                      June 30,             June 30,
                                 -------------------   ------------------
                                    1999      1998       1999      1998
                                 ---------  --------   --------  --------
Revenue:
  Rental and service.......      $ 60,710   $ 65,078   $123,225  $130,323
  Sales and other..........        19,295     16,280     36,991    32,932
                                   ------     ------    -------   -------

    Total revenue..........        80,005     81,358    160,216   163,255

Rental expenses............        42,514     42,079     85,551    84,222
Cost of goods sold.........         7,533      6,070     14,732    12,429
                                   ------     ------    -------   -------
                                   50,047     48,149    100,283    96,651
                                   ------     ------    -------   -------

    Gross profit...........        29,958     33,209     59,933    66,604

Selling, general and
  administrative expenses..        16,404     17,649     31,904    33,854
                                   ------     ------    -------   -------

    Operating earnings.....        13,554     15,560     28,029    32,750

Interest income............            50        143        161       392
Interest expense...........       (11,538)   (12,015)   (23,205)  (24,318)
Foreign currency loss......          (440)       (79)      (797)     (241)
                                   ------     ------     ------    ------
    Earnings before income
      taxes and minority
      interest.............         1,626      3,609      4,188     8,583
Income taxes...............           650      1,453      1,675     3,443
Minority interest in
  subsidiary loss..........            --         22         --        24
                                   ------     ------     ------    ------

    Net earnings...........      $    976    $ 2,178   $  2,513  $  5,164
                                   ======     ======     ======    ======

    Earnings per share.....      $   0.01    $  0.03   $   0.04  $   0.07
                                   ======     ======     ======    ======
    Earnings per share -
        assuming dilution..      $   0.01    $  0.03   $   0.03  $   0.07
                                   ======     ======     ======    ======

    Average common shares:
        Basic (weighted
        average outstanding
        shares.............        70,915     70,852     70,915    70,852
                                   ======     ======     ======    ======
        Diluted (weighted
        average outstanding
        shares)............        73,233     73,300     73,239    73,304
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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                     Six months ended
                                                          June 30,
                                                  ----------------------
                                                    1999         1998
                                                  ---------   ----------
Cash flows from operating activities:
  Net earnings.................................   $  2,513    $  5,164
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation.............................     13,292      12,584
      Amortization.............................      3,130       2,928
      Provision for uncollectible accounts
        receivable.............................      1,868       1,125
      Change in assets and liabilities net of
        effects from purchase of subsidiaries:
        Decrease (increase) in accounts
          receivable, net......................     (4,563)      1,393
        Decrease (increase) in inventories.....        536      (3,327)
        Decrease in prepaid expenses and other.      3,035       5,161
        Decrease in accounts payable...........       (745)    (33,836)
        Decrease in accrued expenses...........     (4,031)     (3,605)
        Decrease in income taxes payable.......       (967)         --
        Increase in deferred income taxes, net.        197         279
                                                    ------      ------
          Net cash provided (used) by operating
            activities.........................    (14,265)    (12,134)
                                                    ------      ------

Cash flows from investing activities:
  Additions to property, plant, and equipment..    (14,768)    (12,891)
  Increase in inventory to be converted
    into equipment for short-term rental.......       (370)     (8,300)
  Dispositions of property, plant, and
    equipment..................................      1,064       1,012
  Businesses acquired in purchase transactions,
    net of cash acquired.......................     (1,459)     (2,827)
  Decrease (increase) in other assets..........      6,355      (1,138)
                                                    ------      ------
          Net cash used by investing
            activities.........................     (9,178)    (24,144)
                                                    ------      ------
Cash flows from financing activities:
  Repayments of long-term obligations..........     (3,072)    (18,417)
  Borrowings (repayments) of capital lease
    obligations................................        141         (90)
  Reimbursement of recapitalization costs and
    other......................................         --       2,087
                                                    ------      ------
          Net cash used by financing activities     (2,931)    (16,420)
                                                    ------      ------
Effect of exchange rate changes on cash and
  cash equivalents.............................       (647)       (229)
                                                    ------      ------
Net increase (decrease) in cash and cash
  equivalents..................................      1,509     (52,927)
Cash and cash equivalents, beginning of period.      4,366      61,754
                                                    ------      ------
Cash and cash equivalents, end of period.......   $  5,875    $  8,827
                                                    ======      ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first six months for:
    Interest..................................    $ 21,555    $ 24,220
    Income taxes..............................    $  4,471    $  2,850


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

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                            June 30,     December 31,
                                              1999          1998
                                           ----------    ------------
         Finished goods...............      $10,191        $10,974
         Work in progress.............        3,360          4,203
         Raw materials, supplies and
           parts......................       22,730         21,585
                                             ------         ------
                                             36,281         36,762

         Less amounts expected to be
         converted into equipment for
         short-term rental............        8,470          8,100
                                             ------         ------
               Total inventories......      $27,811        $28,662
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


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS
     ---------------------

        Long-term obligations consist of the following (in thousands):

                                              June 30,    December 31,
                                                1999         1998
                                              ---------   ------------
        Senior Credit Facilities:
           Revolving bank credit facility..   $ 11,500     $ 10,000
           Acquisition credit facility.....     10,000       10,000
           Term loans:
              Tranche A due 2003...........    113,500      117,000
              Tranche B due 2004...........     88,650       89,100
              Tranche C due 2005...........     88,650       89,100
                                               -------      -------
                                               312,300      315,200
        9 5/8% Senior Subordinated Notes
          Due 2007.........................    200,000      200,000
                                               -------      -------
                                               512,300      515,200
        Less: Current installments.........     12,800        8,800
                                               -------      -------
                                               499,500      506,400
        Other..............................        483          655
                                               -------      -------
                                              $499,983     $507,055
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS (continued)
     ---------------------------------
                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                 ----------       -------   ----------
                 01/08/2002       $150.0     5.5775%
                 12/29/2000         95.0     4.8950%
                 12/31/1999         35.0     4.8550%

           As a result of interest rate protection agreements put in place during the prior year, the Company recorded additional net interest expense of approximately $241,000 and $45,000, through the six months ended June 30, 1999, and 1998, respectively. The fair value of these agreements at June 30, 1999 was not material.

           The Revolving Loans may be repaid and reborrowed. At June 30, 1999, the aggregate availability under the Revolving Credit and Acquisition Facilities was $78.5 million.

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

           The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also
     contains   covenants  which,  among  other  things,  limit   the
     incurrence     of   additional    indebtedness,     investments,
     dividends, loans and advances, capital expenditures, transactions
     with affiliates, asset  sales,   acquisitions,    mergers    and
     consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such
     agreements.   The Company is in compliance with  the  applicable
     covenants at June 30, 1999.


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
                                 Three months ended   Six months ended
                                       June 30,            June 30,
                                 -------------------  -----------------
                                   1999      1998       1999     1998
                                 -------   --------   -------  --------

     Net earnings..............  $   976   $ 2,178    $ 2,513  $  5,164
                                  ======    ======     ======   =======
     Average common shares:
       Basic (weighted-average
         outstanding shares)...   70,915    70,852     70,915    70,852

       Dilutive potential
         common shares from
         stock options........     2,318     2,448      2,324     2,452
                                  ------    ------     ------    ------
       Diluted (weighted-
         average outstanding
         shares)..............    73,233    73,300     73,239    73,304
                                  ======    ======     ======    ======

     Earnings per share.......   $  0.01   $  0.03    $  0.04   $  0.07
                                  ======    ======     ======    ======
     Earnings per share -
     assuming dilution........   $  0.01   $  0.03    $  0.03   $  0.07
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


(7)   OTHER COMPREHENSIVE INCOME
      --------------------------

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has had no impact on the net earnings or shareholders' equity (deficit) of the Company. This standard requires disclosure of total nonowner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity, such as equity and cash investment adjustments and foreign currency translation adjustments. For KCI, other comprehensive income consists of foreign currency translation adjustments recorded in each period. The Company's comprehensive income
     (loss) for the second quarters of 1999 and 1998 was approximately $(59,000) and $2.3 million, respectively, and for the first half of 1999 and 1998, was $334,000 and $4.3 million, respectively. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been made.


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


                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------   ------------------
                                      1999       1998     1999      1998
                                   --------   -------   --------  --------
     Revenue:
       KCI Therapeutic Services..  $52,534    $56,931   $105,327  $115,306
       KCI International.........   21,260     18,983     42,406    36,995
       NuTech....................    6,083      5,303     12,200    10,609
       Other (1).................      128        141        283       345
                                    ------     ------    -------   -------
                                   $80,005    $81,358   $160,216  $163,255
                                    ======     ======    =======   =======

     Operating Earnings:
       KCI Therapeutic Services..  $14,716    $17,757   $ 29,504  $ 36,858
       KCI International.........    4,233      3,739      8,309     6,891
       NuTech....................    2,409      1,760      4,612     3,455
       Other(2)..................   (7,804)    (7,696)   (14,396)  (14,454)
                                    ------     ------     ------    ------
                                   $13,554    $15,560   $ 28,029  $ 32,750
                                    ======     ======     ======    ======


          (1) Other revenue consists primarily of contract metal fabrication income.

          (2) General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.

           As of August 1, 1999, NuTech's operations have been merged into KCI Therapeutic Services.


(9)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

          In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted in years beginning after June 15, 1999. In June 1999, FASB Statement No. 137 was issued, which delays the adoption of Statement No. 133 to June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on its balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on its nature, changes in the fair value of the derivative will either be (i) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

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

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its nonguarantor subsidiaries as of June 30, 1999 and December 31, 1998 and the related condensed consolidating statements of earnings for the three and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998, respectively.





        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                            June 30, 1999
                           (in thousands)
                             (unaudited)

                          Kinetic                         Reclassi-   Kinetic
                         Concepts,               Non-     fications  Concepts,
                           Inc.     Guarantor  Guarantor     and        Inc.
                          Parent       Sub-      Sub-       Elimi-    and Sub-
                          Company   sidiaries  sidiaries   nations   sidiaries
                         ---------  ---------  ---------  ---------  ---------
ASSETS:

Current assets:
  Cash and cash
    equivalents......... $     --   $     --   $  8,130   $  (2,255) $   5,875
  Accounts receivable,
     net................       --     69,666     17,287      (5,393)    81,560
  Inventories...........       --     18,106      9,705          --     27,811
  Prepaid expenses and
    other...............       --      7,649      4,737        (869)    11,517
                          -------    -------    -------    --------   --------
      Total current
        assets..........       --     95,421     39,859      (8,517)   126,763

Net property, plant
  and equipment.........       --     80,387      8,905     (10,849)    78,443
Goodwill, net...........       --     48,901      5,115          --     54,016
Loan issuance cost,net..       --     14,335         --          --     14,335
Other assets, net.......       --     24,721         79          --     24,800
Intercompany investments
  and advances.......... (261,254)   461,353      1,327    (201,426)        --
                          -------    -------    -------     -------    -------
      Total assets......$(261,254)  $725,118   $ 55,285   $(220,792)  $298,357
                          =======    =======    =======     =======    =======
LIABILITIES AND SHARE-
HOLDERS'(DEFICIT)EQUITY:

Accounts payable........$      --   $  3,171   $  1,924   $  (2,255)  $  2,840
Accrued expenses........       --     24,272      7,255          --     31,527
Current installments of
  long-term obligations.       --     12,800         --          --     12,800
Intercompany payables...       --      4,925      5,037      (9,962)        --
Current installments of
  capital lease obli-
  gations...............       --        153         --          --        153
Income tax payable......       --         --      2,591        (869)     1,722
                          -------    -------    -------    --------    -------
      Total current
        liabilities.....       --     45,321     16,807     (13,086)    49,042
                          -------    -------    -------    --------    -------
Long-term obligations,
  excluding current
  installments..........       --    499,983         --          --    499,983
Capital lease obli-
  gations, excluding
  current installments..       --        256         10          --        266
Deferred income taxes,
  net...................       --     16,600         --      (6,280)    10,320
                          -------    -------    -------     -------    -------
      Total liabilities.       --    562,160     16,817     (19,366)   559,611
Shareholders' equity
  (deficit)............. (261,254)   162,958     38,468    (201,426)  (261,254)
      Total liabilities
        and equity
        (deficit).......$(261,254)  $725,118   $ 55,285   $(220,792)  $298,357
                          =======    =======    =======     =======    =======


        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1998
                           (in thousands)

                           Kinetic
                          Concepts,                        Reclassi-   Kinetic
                            Inc.                  Non-     fications  Concepts,
                           Parent    Guarantor  Guarantor     and        Inc.
                           Company      Sub-      Sub-       Elimi-    and Sub-
                          Borrower   sidiaries  sidiaries   nations   sidiaries
                         ---------   ---------  ---------  ---------  ---------
ASSETS:

Current assets:
  Cash and cash
    equivalents......... $      --   $     --   $  9,543   $  (5,177) $  4,366
  Accounts receivable,
    net.................        --     66,372     17,474      (4,435)   79,411
  Inventories...........        --     18,971      9,691          --    28,662
  Prepaid expenses and
    other...............        --     11,240      3,312          --    14,552
                           -------    -------    -------    --------   -------
      Total current
        assets..........        --     96,583     40,020      (9,612)  126,991

Net property, plant and
  equipment.............        --     79,110      9,717     (10,877)   77,950
Goodwill, net...........        --     49,033      5,294          --    54,327
Loan issuance cost, net         --     15,380         --          --    15,380
Other assets, net.......        --     31,417         52          --    31,469
Intercompany investments
  and advances..........  (261,588)   460,361      1,104    (199,877)       --
                           -------    -------     ------     -------   -------
      Total assets...... $(261,588)  $731,884   $ 56,187   $(220,366) $306,117
                           =======    =======     ======     =======   =======

LIABILITIES AND SHARE-
HOLDERS'(DEFICIT)EQUITY:

Accounts payable........ $      --   $  6,512   $  2,104   $  (5,178) $  3,438
Accrued expenses........        --     27,015      8,306          --    35,321
Current installments on
  long-term obligations.        --      8,800         --          --     8,800
Intercompany payables...        --      6,151      3,765      (9,916)       --
Current installments of
  capital lease obli-
  gations...............        --        150         --          --       150
Income tax payable......        --      1,612      1,077          --     2,689
                          --------    -------    -------    --------   -------
      Total current
        liabilities.....        --     50,240     15,252     (15,094)   50,398
                          --------    -------    -------    --------   -------
Long-term obligations
  excluding current
  installments..........        --    507,055         --          --   507,055
Capital lease obli-
  gations, excluding
  current installments..        --         99         30          --       129
Deferred income taxes,
  net...................        --     15,519         --      (5,396)   10,123
                          --------    -------    -------    --------   -------
      Total liabilities.        --    572,913     15,282     (20,490)  567,705
Shareholders' (deficit)
  equity................  (261,588)   158,971     40,905    (199,876) (261,588)
                          --------    -------    -------    ---------  -------
      Total liabilities
        and equity...... $(261,588)  $731,884   $ 56,187   $(220,366) $306,117
                          ========    =======    =======    ========   =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
              For the three months ended June 30, 1999
                           (in thousands)
                             (unaudited)

                                                                     Historical
                           Kinetic                         Reclassi-   Kinetic
                          Concepts,               Non-     fications  Concepts,
                            Inc.     Guarantor  Guarantor     and        Inc.
                           Parent       Sub-      Sub-       Elimi-    and Sub-
                           Company   sidiaries  sidiaries   nations   sidiaries
                          --------   ---------  ---------  --------- -----------
Revenue:
Rental and service....... $    --    $ 46,495   $ 13,765   $    --   $ 60,710
Sales and other..........      --      16,763      6,111    (3,579)    19,295
                           ------     -------    -------    ------    -------
    Total revenue........      --      63,708     19,876    (3,579)    80,005

Rental expenses..........      --      29,978     12,536        --     42,514
Cost of goods sold.......      --       6,648      3,004    (2,119)     7,533
                           ------     -------    -------    ------    -------
                               --      36,626     15,540    (2,119)    50,047
                           ------     -------    -------    ------    -------
    Gross profit.........      --      27,082      4,336    (1,460)    29,958

Selling, general and
  administrative expenses      --      15,268      1,136        --     16,404
                           ------     -------    -------    ------    -------
    Operating earnings...      --      11,814      3,200    (1,460)    13,554
Interest income..........      --          15         35        --         50
Interest expense.........      --     (11,538)        --        --    (11,538)
Foreign currency loss....      --        (354)       (86)       --       (440)
                           ------     -------    -------    ------    -------
    Earnings (loss)
      before income
      taxes..............      --         (63)     3,149    (1,460)     1,626
Income taxes.............      --         (83)     1,317      (584)       650
                           ------     -------    -------    ------    -------

    Earnings before equity
      in earnings of
      Subsidiaries.......      --          20      1,832      (876)       976
    Equity in earnings of
      subsidiaries.......     976       1,832         --    (2,808)        --
                           ------     -------    -------    ------    -------
    Net earnings......... $   976    $  1,852   $  1,832   $(3,684)  $    976
                           ======     =======    =======    ======    =======


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


                                                                      Historical
                           Kinetic                         Reclassi-   Kinetic
                          Concepts,               Non-     fications  Concepts,
                            Inc.     Guarantor  Guarantor     and        Inc.
                           Parent       Sub-      Sub-       Elimi-    and Sub-
                           Company   sidiaries  sidiaries   nations   sidiaries
                          --------   ---------  ---------  ---------  ---------
Revenue:
  Rental and service..... $    --    $ 52,801   $12,277    $    --    $ 65,078
  Sales and other........      --      13,253     5,957     (2,930)     16,280
                            -----     -------    ------     ------      ------
     Total revenue.......      --      66,054    18,234     (2,930)     81,358

Rental expenses..........      --      31,255    10,824         --      42,079
Cost of goods sold.......      --       4,581     3,094     (1,605)      6,070
                            -----     -------    ------     ------      ------
                               --      35,836    13,918     (1,605)     48,149
                            -----     -------    ------     ------      ------
     Gross profit........      --      30,218     4,316     (1,325)     33,209

Selling, general and
  administrative
  expenses..............       --      16,305     1,344         --      17,649
                            -----     -------    ------     ------      ------
    Operating earnings..       --      13,913     2,972     (1,325)     15,560

Interest income.........       --          85        58         --         143
Interest expense........       --     (12,015)       --         --     (12,015)
Foreign currency gain
  (loss)................       --         292      (371)        --         (79)
                            -----     -------    ------     ------      ------
    Earnings before
      income taxes and
      minority interest.       --       2,275     2,659     (1,325)      3,609
Income taxes............       --         919     1,091       (557)      1,453
Minority interest.......       --          --        22         --          22
                            -----     -------    ------     ------      ------

    Earnings before
      equity in earnings
      of subsidiaries...      --        1,356     1,590       (768)      2,178
    Equity in earnings
      of subsidiaries...   2,178        1,590        --     (3,768)         --
                           -----      -------    ------     -------     ------
    Net earnings........ $ 2,178     $  2,946   $ 1,590    $(4,536)    $ 2,178
                           =====      =======    ======     =======     ======




        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
               For the six months ended June 30, 1999
                           (in thousands)
                            (unaudited)


                                                                      Historical
                            Kinetic                         Reclassi-   Kinetic
                           Concepts,               Non-     fications  Concepts,
                              Inc.    Guarantor  Guarantor     and        Inc.
                             Parent      Sub-      Sub-       Elimi-    and Sub-
                            Company   sidiaries  sidiaries   nations   sidiaries
                           --------   ---------  ---------  --------- ----------
Revenue:
  Rental and service.....   $    --     $ 95,144   $28,081    $    --  $123,225
  Sales and other........        --       30,991    12,299     (6,299)   36,991
                             ------      -------    ------     -------  ------
    Total revenue........        --      126,135    40,380     (6,299)  160,216

Rental expenses..........        --       60,690    24,861         --    85,551
Cost of goods sold.......        --       12,471     6,103     (3,842)   14,732
                             ------      -------    ------      -----   -------
                                 --       73,161    30,964     (3,842)  100,283
                             ------      -------    ------      -----   -------
    Gross profit........         --       52,974     9,416     (2,457)   59,933

Selling, general and
  administrative
  expenses..............         --       29,720     2,184         --    31,904
                             ------      -------    ------      -----   -------
    Operating earnings..         --       23,254     7,232     (2,457)   28,029
Interest income.........         --           57       104         --       161
Interest expense........         --      (23,205)       --         --   (23,205)
Foreign currency loss...         --         (727)      (70)        --      (797)
                             ------      -------    ------      -----   -------
    Earnings (loss)
      before income
      taxes.............         --         (621)    7,266     (2,457)    4,188

Income taxes............         --         (381)    3,039       (983)    1,675
                             ------      -------    ------      -----   -------

    Earnings (loss)
      before equity in
      earnings of
      subsidiaries......         --         (240)    4,227     (1,474)    2,513
    Equity in earnings
      of subsidiaries...      2,513        4,227        --     (6,740)       --
                             ------      -------    ------      -----   -------
    Net earnings........    $ 2,513      $ 3,987   $ 4,227    $(8,214)  $ 2,513
                              =====        =====     =====      =====     =====





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



                                                                    Historical
                         Kinetic                         Reclassi-   Kinetic
                        Concepts,               Non-     fications  Concepts,
                          Inc.     Guarantor  Guarantor     and        Inc.
                         Parent       Sub-      Sub-       Elimi-    and Sub-
                         Company   sidiaries  sidiaries   nations   sidiaries
                        ---------  ---------  ---------  --------   ---------
Revenue:
  Rental and service..  $    --    $106,397   $23,926    $    --    $130,323
  Sales and other.....       --      26,502    11,399     (4,969)     32,932
                         ------     -------    ------     ------     -------
    Total revenue            --     132,899    35,325     (4,969)    163,255

  Rental expenses.....       --      62,763    21,459         --      84,222
  Cost of goods sold..       --       9,002     6,044     (2,617)     12,429
                         ------     -------    ------     ------     -------
                             --      71,765    27,503     (2,617)     96,651
                         ------     -------    ------     ------     -------
    Gross profit......       --      61,134     7,822     (2,352)     66,604

Selling, general and
  administrative
  expenses............       --      31,677     2,177         --      33,854
                         ------     -------    ------     ------     -------
    Operating earnings       --      29,457     5,645     (2,352)     32,750

Interest income.......       --         257       135         --         392
Interest expense......       --     (24,318)       --         --     (24,318)
Foreign currency gain
  (loss)..............       --         414      (655)        --        (241)
                         ------     -------    ------     ------     -------
    Earnings before
      income taxes
      and minority
      interest........       --       5,810     5,125     (2,352)      8,583
Income taxes..........       --       2,349     2,102     (1,008)      3,443
Minority interest.....       --          --        24         --          24
                          -----     -------    ------     ------     -------

    Earnings before
      equity in
      earnings of
      subsidiaries....       --       3,461     3,047     (1,344)      5,164
    Equity in earnings
      of subsidiaries.    5,164       3,047        --     (8,211)         --
                          -----     -------    ------    -------     -------
    Net earnings......  $ 5,164    $  6,508   $ 3,047   $ (9,555)   $  5,164
                          =====     =======    ======    =======     =======




        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
               For the six months ended June 30, 1999
                      (in thousands) (unaudited)


                             Kinetic                         Reclassi-   Kinetic
                            Concepts,               Non-     fications  Concepts,
                              Inc.     Guarantor  Guarantor     and        Inc.
                             Parent       Sub-      Sub-       Elimi-    and Sub-
                             Company   sidiaries  sidiaries   nations   sidiaries
                            --------   ---------  ---------  ---------  ---------
Cash flows from operating
activities:
Net earnings.............   $  2,513   $  3,987   $  4,227   $ (8,214)   $  2,513
Adjustments to reconcile
  net earnings to net
  cash provided by
  operating activities...     (2,513)     6,072      2,070      6,123      11,752
                             -------    -------    -------    -------     -------
Net cash provided by
  operating activities...         --     10,059      6,297     (2,091)     14,265
Cash flows from
  investing activities:
Additions to property,
  plant and equipment....         --    (15,880)    (2,472)     3,584     (14,768)
Increase in inventory
  to be converted into
  equipment for short-
  term rental............         --       (370)        --         --        (370)
Dispositions of
  property, plant and
     equipment...........         --        580        484         --       1,064
Businesses acquired in
  purchase transactions,
  net of cash acquired...         --     (1,459)        --         --      (1,459)
Decrease (increase) in
  other assets...........         --      6,444        (89)        --       6,355
                               -----      -----     ------     ------      ------
Net cash used by
  investing activities...         --    (10,685)    (2,077)     3,584      (9,178)
Cash flows from financing
activities:
  Repayments of notes
    payable and long-
    term obligations.....         --     (3,072)        --         --      (3,072)
  Borrowing (repayments)
    of capital lease
    obligations..........         --        161        (20)        --         141
  Proceeds (payments) on
    intercompany invest-
    ments and advances...        182      4,006      2,575     (6,763)         --
  Cash dividends paid to
    shareholders.........         --         --     (5,643)     5,643          --
  Other..................       (182)      (469)    (2,545)     3,196          --
                               -----     ------     ------     ------      ------
Net cash used by financing
activities...............         --        626     (5,633)     2,076      (2,931)
Effect of exchange rate
  changes on cash and
  cash equivalents.......         --         --         --       (647)       (647)
                               -----     ------     ------     ------      ------
Net increase (decrease)
  in cash and cash
  equivalents............         --         --     (1,413)     2,922       1,509
Cash and cash equivalents,
  beginning of period....         --         --      9,543     (5,177)      4,366
Cash and cash equivalents,
  end of period..........    $    --    $    --    $ 8,130    $(2,255)    $ 5,875
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

                            Kinetic                         Reclassi-   Kinetic
                           Concepts,               Non-     fications  Concepts,
                             Inc.     Guarantor  Guarantor     and        Inc.
                            Parent       Sub-      Sub-       Elimi-    and Sub-
                            Company   sidiaries  sidiaries   nations   sidiaries
                           --------   ---------  ---------  --------   ---------
Cash flows from operating
activities:
Net earnings.............  $ 5,164    $  6,508    $ 3,047   $(9,555)    $  5,164
Adjustments to reconcile
  net earnings net cash
  used by operating
  activities.............   (5,164)    (13,779)     1,081       564      (17,298)
                             -----      ------     ------     -----       ------
Net cash used by
  operating activities...       --      (7,271)     4,128    (8,991)     (12,134)
Cash flows from investing
activities:
  Additions to property,
    plant and equipment..       --     (13,800)    (3,092)    4,001      (12,891)
  Increase in inventory
    to be converted
    into equipment for
    short-term rental....       --      (8,300)        --        --       (8,300)
  Dispositions of
    property, plant and
    equipment............       --       1,012         --        --        1,012
  Businesses acquired in
    purchase trans-
    actions, net of cash
    acquired.............       --      (2,827)        --        --       (2,827)
  Decrease (increase) in
    other assets.........       --      (1,168)        30        --       (1,138)
                             -----       -----      -----     -----       ------
Net cash used by
  investing activities...       --     (25,083)    (3,062)    4,001      (24,144)
Cash flows from financing
activities:
  Repayments of notes
    payable and long-
    term obligations.....       --     (18,417)        --        --      (18,417)
  Repayments of capital
    lease obligations....       --         (75)       (15)       --          (90)
  Proceeds (payments) on
    intercompany invest-
    ments and advances...   (3,212)      9,223     (2,836)   (3,175)          --
  Recapitalization
    costs - fees and
    expenses.............    2,087          --         --        --        2,087
  Cash dividends paid to
    shareholders.........       --          --     (7,832)    7,832           --
  Other..................    1,125      (1,354)      (333)      562           --
                             -----       -----      -----     -----        -----
  Net cash used by
    financing activities.       --     (10,623)   (11,016)    5,219      (16,420)
  Effect of exchange rate
    changes on cash and
    cash equivalents.....       --          --         --      (229)        (229)
                             -----      ------     ------     -----       ------
  Net decrease in cash
    and cash equivalents.       --     (42,977)    (9,950)       --      (52,927)
  Cash and cash equiva-
   lents,beginning of
   period................       --      44,439     17,315        --       61,754
                             -----      ------     ------     -----       ------
  Cash and cash equiva-
    lents, end of period.  $    --    $  1,462   $  7,365   $    --     $  8,827
                             =====      ======     ======     =====       ======


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
                                 THE
          PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which reflect management's best judgment based on market and other factors currently known, involve risks and uncertainties. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Second Quarter of 1999 Compared to Second Quarter of 1998
----------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year ($ in thousands):

                                        Three Months Ended June 30,
                                   -----------------------------------
                                      Revenue            Variance
                                    Relationship    Increase (Decrease)
                                   ---------------  -------------------
                                    1999     1998       $         Pct
                                   -------  ------  ---------  --------
Revenue:
  Rental and service.........       76%      80%    $ (4,368)    (7%)
  Sales and other............       24       20        3,015     19
                                   ---      ---      -------
    Total revenue............      100%     100%      (1,353)     (2)

Rental expenses..............       53       52          435       1
Cost of goods sold...........       10        7        1,463      24
                                   ---      ---      -------

    Gross profit.............       37       41       (3,251)    (10)
Selling, general and
  administrative expenses....       20       22       (1,245)     (7)
                                   ---      ---      -------
    Operating earnings.......       17       19       (2,006)     13

Interest income..............       --       --          (93)    (65)
Interest expense.............       14       15          477       4
Foreign currency loss........        1       --         (361)     nm
                                   ---      ---       ------

    Earnings before income
      taxes and minority
      interest...............        2        4       (1,983)    (55)

Income taxes.................        1        2         (803)    (55)
Minority interest in
  subsidiary loss............       --       --          (22)     nm
                                   ---      ---       ------
     Net earnings............        1%       2%     $(1,202)   (55%)
                                   ===      ===       ======


      The Company's revenue is derived from three primary operating units. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

                                  Three months ended      Variance
                                       June 30,           Inc (Dec)
                                  -------------------     ---------
                                    1999       1998          Pct
                                  --------  ---------     ---------
    KCI Therapeutic Service.....  $  52.5    $  56.9        (7.7%)
    KCI International...........     21.3       19.0        12.1
    NuTech......................      6.1        5.3        15.1
    Other.......................      0.1        0.2          --
                                    -----      -----
                                  $  80.0    $  81.4        (1.7%)
                                    =====      =====



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total revenue in the second quarter of 1999 decreased $1.4 million, or 1.7%, to $80.0 million from $81.4 million in the second quarter of 1998.

     KCI Therapeutic Services ("KCTS") revenue was $52.5 million, down $4.4 million, or 7.7% from $56.9 million in the second quarter of the prior year. The decreased revenue was due to a $7.5 million, or 47.6%, decrease in extended care surfaces revenue caused by the market's  negative  reaction to the reimbursement provisions  of  the
Balanced Budget Act of 1997 which resulted in lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays in the extended care market, combined with a $1.6 million, or 100%, decline in revenue from V.A.C. Medicare Part B, as a payor, due to the delay in receiving a V.A.C. reimbursement code. These revenue decreases were partially offset by a $2.0 million, or 6.8%, increase in acute care surfaces revenue and a $2.9 million, or 52.9%, increase in V.A.C. revenue from payors other than Medicare Part B. Domestic patient days, overall, were up 5.3% from the prior year due in part to the increased market penetration of the V.A.C.
wound  closure device.   The therapy day increase was offset by lower
rental pricing and a product mix shift to lower-cost overlays, particularly in the extended care marketplace. Sales for the period grew as a percentage of total revenue due substantially to sales of disposable products associated with the Company's medical devices. Higher sales volumes in the period were partly offset by lower overall prices.

     Revenue   from   the  Company's  international  operating   unit
increased 12.1% to $21.3 million from $19.0 million in the second quarter of 1998. The international revenue increase reflects higher patient therapy days in virtually all of the Company's markets, and growth of $900,000, or 57.5%, in the V.A.C. product line partly offset by unfavorable currency exchange rate fluctuations of approx-imately $1.5 million.

      Revenue from the NuTech segment increased 15.1% to $6.1 million from $5.3 million in the second quarter of 1998. The increase was attributable to the acquisition of a product line from Beiersdorf-Jobst in the fourth quarter of 1998.

      Rental, or field, expenses of $42.5 million were 70.0% of total rental revenue in the second quarter of 1999 compared to 64.7% in the second quarter of 1998. This increase is primarily attributable to the decrease in rental revenue, because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $42.5 million increased approximately 1.0% from the prior year period due to increased equipment depreciation and labor costs.

     Cost of goods sold increased 24.1% to $7.5 million in the second quarter of 1999 from $6.1 million in the second quarter of 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices.

      Gross profit decreased $3.2 million, or 9.8%, to $30.0 million in the second quarter of 1999 from $33.2 million in the second quarter of 1998 due to decreased rental revenue. Gross profit margin for the second quarter, as a percentage of total revenue, was 37.4%, down from 40.8% for the second quarter of 1998, due to a combination of the decrease in rental revenue and lower selling prices for the period.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      Selling, general and administrative expenses decreased $1.2 million, or 7.1%, to $16.4 million in the second quarter of 1999 from $17.6 million in the second quarter of 1998. This decrease was due primarily to lower labor costs in the period partly offset by increased legal and professional fees. As a percentage of total revenue, selling, general and administrative expenses were 20.5% in the second quarter of 1999 as compared with 21.7% in the second quarter of 1998.

     Operating earnings for the period decreased $2.0 million, or 12.9%, to $13.6 million compared to $15.6 million in the prior-year quarter. This decrease in operating earnings is primarily due to a decrease in extended care and V.A.C. Medicare Part B revenue, net of related expenses, of $8.0 million; partially offset by (i) an increase in acute care revenue, net of related expenses of $1.9 million; (ii) an increase in V.A.C. revenue from non-Medicare Part B payors, net of related expenses, of $2.1 million; and (iii) a $2.0 million net increase in other operations, including an increase in international operations combined with expense reductions during the quarter.

      Interest expense for the three months ended June 30, 1999 was $11.6 million compared to $12.0 million for the second quarter of 1998. The interest expense decrease was due to repayments of long-term obligations made since the first quarter of 1998.

      Net  earnings  for  the second quarter of 1999  decreased  $1.2
million,  or  55.2%,  from  the  prior  year  to  $1.0  million   due
substantially to the decrease in operating earnings discussed above.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

First Six Months of 1999 Compared to First Six Months of 1998
--------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year ($ in thousands):


                                          Six Months Ended June 30,
                                 ----------------------------------------
                                     Revenue                Variance
                                   Relationship       Increase (Decrease)
                                 -----------------    -------------------
                                  1999      1998          $        Pct
                                 -------  --------    ---------  --------
Revenue:
  Rental and service..........     77%       80%      $ (7,098)    (5%)
  Sales and other.............     23        20          4,059      12
                                  ---       ---          -----
      Total revenue...........    100%      100%        (3,039)     (2)

Rental expenses...............     54        51          1,329       2
Cost of goods sold............      9         8          2,303      19
                                  ---       ---          -----

      Gross profit............     37        41         (6,671)    (10)
Selling, general and
  administrative expenses.....     20        21         (1,950)     (6)
                                  ---       ---          -----
      Operating earnings......     17        20         (4,721)    (14)

Interest income...............     --        --           (231)    (59)
Interest expense..............     14        15          1,113       5
Foreign currency loss.........     --        --           (556)     nm
                                  ---       ---          -----

      Earnings before income
        taxes and minority
        interest..............      3         5         (4,395)    (51)

Income taxes..................      1         2         (1,768)    (51)
Minority interest in
  subsidiary loss.............     --        --            (24)     nm
                                  ---       ---          -----

      Net earnings............      2%        3%       $(2,651)    (51%)
                                  ===       ===          =====


     The Company's revenue is divided between three primary operating units. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

                                  Six months ended      Variance
                                      June 30,          Inc (Dec)
                                  ----------------      ---------
                                   1999     1998           Pct
                                  -------  -------      ---------
     KCI Therapeutic Services..  $ 105.3  $ 115.3        (8.7%)
     KCI International.........     42.4     37.0        14.6
     NuTech....................     12.2     10.6        15.1
     Other.....................      0.3      0.4          --
                                   -----    -----
                                 $ 160.2  $ 163.3        (1.9%)
                                   =====    =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

     Total revenue in the first six months of 1999 decreased $3.1 million, or 1.9%, to $160.2 million from $163.3 million in the first six months of 1998. Revenue from KCTS was $105.3 million, down $10.0 million, or 8.7% from $115.3 million in the first six months of the prior year. The decreased revenue was due to a decrease in extended care surfaces revenue of $13.7 million, or 45.8%, caused by the market's negative reaction to the reimbursement provisions of the Balanced Budget Act of 1997 which resulted in lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays in the extended care market, combined with a $4.4 million, or 100%, decline in revenue from V.A.C. Medicare Part B; as a payor, due to the delay in receiving a V.A.C. reimbursement code. These revenue decreases were partially offset by a $2.5 million, or 4.0%, increase in acute care surfaces revenue and a $6.4 million, or 69.1%, increase in V.A.C. revenue from payors other than Medicare Part B. Domestic patient days, overall, were up 4.4% from the prior year due in part to the increased market penetration of the V.A.C. wound closure device. The therapy day increase was offset by lower prices and a product mix shift to lower-cost overlays, parti-cularly in the extended care marketplace. Sales for the period increased $4.1 million, or 12.3%, due substantially to sales of disposable products associated with the Company's medical devices.

     Revenue   from   the  Company's  international  operating   unit
increased 14.6% to $42.4 million from $37.0 million in the first six months of 1998. The international revenue increase reflects higher patient therapy days in virtually all of the Company's markets, and growth of $2.0 million, or 68.6%, in the V.A.C. product line partly offset by unfavorable currency exchange rate fluctuations of approx-imately $2.0 million.

     Revenue from the NuTech segment increased 15.1% to $12.2 million from $10.6 million in the first six months of 1998. The increase was attributable to the acquisition of a product line from Beiersdorf-Jobst in the fourth quarter of 1998.

      Rental, or field, expenses of $85.6 million were 69.4% of total rental revenue in the first six months of 1999 compared to 64.6% in the first six months of 1998. This increase is primarily attributable to the decrease in rental revenue, because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $85.6 million increased approximately $1.3 million, or 1.6%, from the prior year period due, in part, to increased equipment depreciation.

     Cost of goods sold increased 18.5% to $14.7 million in the first six months of 1999 from $12.4 million in the first six months of 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices. Sales margins decreased slightly during the first half of 1999 due primarily to lower selling prices.

      Gross profit decreased $6.7 million, or 10.0%, to $59.9 million in the first six months of 1999 from $66.6 million in the first six months of 1998 due to the decline in rental revenue. Gross profit margin for the first six months, as a percentage of total revenue, was 37.4%, down from 40.8% for the first six months of 1998, due substantially to the decrease in rental revenue for the period.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

      Selling, general and administrative expenses decreased $2.0 million, or 5.8%, to $31.9 million in the first six months of 1999 from $33.9 million in the first six months of 1998. This decrease was due primarily to lower labor costs in the period. As a percentage of total revenue, selling, general and administrative expenses were 19.9% in the first six months of 1999 as compared with 20.7% in the first six months of 1998.

     Operating earnings for the period decreased $4.7 million, or 14.4%, to $28.0 million compared to $32.7 million in the prior-year period. This decrease is primarily due to a decrease in extended care, home care and V.A.C. Medicare Part B revenue, net of related expenses of $15.7 million; partially offset by (i) an increase in acute care revenue, net of related expenses, of $2.3 million; (ii)an increase in V.A.C. revenue from non-Medicare Part B payors, net of related expenses, of $4.7 million; (iii) expense reductions of $1.1 million, net of non-recurring consulting fees of $1.4 million; (iv) a $2.9 million net increase in other operations, including increases in both international and NuTech operations.

     Interest  income  for the six months ended  June  30,  1999  was approximately $161,000 compared to $392,000 in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities since the first quarter of 1998.

      Interest expense for the six months ended June 30, 1999 was $23.2 million compared to $24.3 million for the first six months of 1998. The interest expense decrease was due to repayments of long-term obligations made since the first quarter of 1998.

      Net earnings for the first six months of 1999 decreased $2.7 million, or 51.3%, from the prior year to $2.5 million due to the decrease in operating earnings as discussed above.

Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the six months ended June 30, 1999 and other factors resulted in changes to the Company's balance sheet as follows:

     Cash and cash equivalents were $5.9 million at June 30, 1999, an increase of $1.5 million from December 31, 1998. The cash increase is primarily attributable to net earnings during the six months combined with controlled capital spending.

     Net accounts receivable at June 30, 1999 increased $2.1 million, or 2.7%, to $81.6 million from $79.4 million at December 31, 1998. This increase is primarily due to a $1.5 million increase in KCI International receivables related to revenue growth combined with an increase in receivables related to third party payors, including
Medicare and Medicaid reimbursement, which have longer collection periods.

      Prepaid expenses and other current assets of $11.5 million decreased 20.9% as compared to $14.6 million at December 31, 1998. This change resulted primarily from a favorable litigation settlement and a decrease in prepaid vacation.

      Other assets at June 30, 1999 were $24.8 million, a $6.7 million, or 21.2%, decrease from year-end. This decrease is primarily attributable to the liquidation of the assets of KCI Insurance Co., Ltd. during the first quarter of 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Financial Condition (continued)
-------------------------------

     Accrued expenses at June 30, 1999 were $31.5 million compared to $35.3 million at the end of 1998. This decrease was due to a decrease in vacation accruals and accruals related to the liquidation of KCI Insurance Company.

      Long-term debt obligations, including the current maturities, decreased $3.1 million to $512.8 million as of June 30, 1999 due to the repayment of a portion of the Company's revolving credit facility, in addition to scheduled principal payments, made as a result of the liquidation of the assets of KCI Insurance Co., Ltd.


Liquidity and Capital Resources
-------------------------------

      At June 30, 1999 the Company had current assets of $126.8 million and current liabilities of $49.0 million resulting in a working capital surplus of $77.8 million, compared to a surplus of $76.6 million at December 31, 1998.

      During the first six months of 1999, the Company made net capital expenditures of $14.1 million. Other than commitments for new product inventory, including disposable "for sale" products, of $2.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

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

      The Senior Credit Facilities originally totaled $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Acquisition Facility provides the Company with financing to pursue strategic acquisition opportunities, and will remain available to the Company until December 31, 2000, at which time it will begin to amortize over the remaining three years of the facility. The Company originally utilized borrowings under the Revolving Facility to help effect the Recapitalization and pay related fees and expenses. The Company increased borrowings under this facility by $1.5 million in the first six months of 1999, and will borrow funds from this facility as needed to fund capital expenditures and meet working capital needs. The Revolving Facility will remain available to the Company until December 31, 2003, subject to certain terms and conditions.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At June 30, 1999, the Acquisition Facility and the Revolving Credit Facility had balances of $10.0 million and $11.5 million, respectively. Accordingly, the aggregate availability under these two facilities was $78.5 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Liquidity and Capital Resources (continued)
--------------------------------------------

     The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at June 30, 1999.

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


      As of June 30, 1999, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

      At June 30, 1999, the Company was committed to purchase approximately $2.2 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Known Trends or Uncertainties
-----------------------------

     The health care industry continues to face various challenges, including increased pressure on health care providers to control costs as a result of the Balanced Budget Act of 1997, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven therapies which lower the total cost of providing care.

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

Reimbursement
-------------

      The implementation of a prospective payment system for extended care facilities has changed the way skilled nursing facilities buy and rent the Company's products. The effect of this change has been to sharply reduce the Company's rental revenues in the extended care market. The Company believes that in the long term, under a fixed payment system, decisions on selecting the products and services used in patient care will be based on clinical and cost effectiveness. The Company's innovative and extensive product continuum which significantly improves clinical outcomes while reducing the cost of patient care should allow it to compete effectively in this environment.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------

Reimbursement (continued)
-------------------------

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the four years that the product has been available domestically. However, the Company has not received a Medicare Part B reimbursement code, and an associated coverage policy, for the V.A.C. in the home care setting. As a result, in 1999, the Company has incurred costs associated with the use of V.A.C. in the home, for Medicare patients, but has not recognized any revenue due to the continuing lack of a reimbursement code and coverage criteria. Although we believe we will receive a Medicare Part B reimbursement code for the V.A.C., the Company has recently discontinued the placement of the V.A.C. for Medicare Part B patients until such time as an appropriate reimbursement code has been received. The Company continues to vigorously pursue this reimbursement coverage.

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

     The Company is a party to several lawsuits arising in the ordinary course of its business, and the Company is contesting adjustments proposed by the Internal Revenue Service to prior years' tax returns in Tax Court. Provisions have been made in the Company's


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Legal Proceedings (continued)
----------------------------

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


Assessment
----------

      The Company has completed its assessment of all IT systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant IT systems could be affected, particularly the general ledger, billing and manufacturing inventory systems. That assessment also indicated that software and hardware used in production, distribution and time and attendance systems also are at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and customers and continues to monitor their compliance.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Year 2000 Issue (continued)
---------------------------

Remediation
-----------

      The Company is 85% complete on the remediation phase for its IT systems and expects to complete software modifications and/or replacements no later than October 31, 1999. Once software modifications or replacements are completed, the systems are tested for compliance. These phases can run concurrently for different systems. To date, the Company has completed installations/modifications on all mission-critical domestic systems. Internationally, the Company is installing new integrated software applications which are expected to be completed by the end of October 1999.

Testing
-------

      Testing is in process or has been completed for all systems for which the remediation phase has been completed. To date, this testing has identified the need for certain additional program modifications. The additional modifications have been made and the upgraded systems will be retested during the third quarter. Testing of the remaining international systems should be completed during the fourth quarter of 1999. An integration test will also be performed at that time.

Implementation
--------------

      Many applications and systems have been put into production. These include servers, personal computers and various software programs. Applications and systems are put into production once they have been tested. All affected applications and systems should be in production by the end of November, 1999.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
------------------------------------------------------------

Year 2000 Issue (continued)
---------------------------

Costs
-----

      The  total cost of the Year 2000 project is estimated  at  $7.7 million and is being funded through operating cash flows. Of this total, $6.5 million will be used to purchase new software that will be capitalized and the remaining $1.2 million will be expensed as incurred. Through June 30, 1999, the Company incurred approximately $7.3 million ($1.0 million expensed and $6.3 million capitalized for new software), related to the assessment of the Year 2000 issue, development of a modification plan, preliminary software modifications, purchase update of new software, where necessary, and testing of implemented systems.

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

Interest Rate Risk
------------------
      At June 30, 1999, approximately $313 million of the Company's long-term debt bore interest at variable rates. These variable-rate facilities bear interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" or (ii) the federal funds effective rate from time to time plus 0.50%) or the Eurodollar Rate (as defined) for one, two, three or six months plus associated credit risk factors from 1.50% to 2.75% depending on the base rate and maturity (see Note 4 to the Company's condensed consolidated financial statements).




ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         (CONTINUED)
--------------------------------------------------------------------

Interest Rate Risk (continued)
-----------------------------

      In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into three interest rate protection agreements which effectively fix the base borrowing rate on 90% of the Company's variable rate debt as follows (dollars in millions):

                                              Annual
                    Swap                     Interest
                  Maturity        Amount       Rate
                 ----------       ------     --------
                 01/08/2002       $150.0     5.5775%
                 12/29/2000         95.0     4.8950%
                 12/31/1999         35.0     4.8550%

      As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk
--------------------------------

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. International operations reported operating profit of $8.3 million for the six months ended June 30, 1999. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 1999 would change the Company's net income for the six months ended June 30, 1999 by approximately $575,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.


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



          KINETIC CONCEPTS, INC.
          (REGISTRANT)



          By:  /s/ RAYMOND R. HANNIGAN
               -----------------------
               Raymond R. Hannigan
               President and Chief Executive Officer



          By:  /s/ WILLIAM M. BROWN
               --------------------
               William M. Brown
               Vice President and
               Chief Financial Officer



Date:  August 12, 1999