Form 10-Q
period 1999-09-30
KINETIC CONCEPTS INC /TX/
filed 1999-11-12
CIK 831967

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1999

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ________________


                    Commission file number 1-9913


                       KINETIC CONCEPTS, INC.
_________________________________________________________________________
       (Exact name of registrant as specified in its charter)


               Texas                             74-1891727
_________________________________     ___________________________________
     (State of Incorporation)         (I.R.S. Employer Identification No.)

        8023 Vantage Drive
     San Antonio, Texas 78230                  (210) 524-9000
_________________________________     ___________________________________
  (Address of principal executive       (Registrant's phone number)
        offices and zip code)


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


       Common Stock: 70,915,008 shares as of November 1, 1999







                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets
                           (in thousands)

                                            September 30,   December 31,
                                                1999           1998
                                            ------------   -------------
                                             (unaudited)
 Assets:
 Current assets:
   Cash and cash equivalents.............    $   6,598       $   4,366
   Accounts receivable, net..............       77,976          79,411
   Inventories...........................       25,370          28,662
   Prepaid expenses and other............       15,401          14,552
                                               -------         -------
      Total current assets...............      125,345         126,991
                                               -------         -------

 Net property, plant and equipment.......       79,576          77,950
 Goodwill, less accumulated amortization
    of $20,407 in 1999 and $17,323 in
    1998.................................       54,422          54,327
 Loan issuance costs, less accumulated
    amortization of $4,423 in 1999 and
    $2,687 in 1998.......................       13,813          15,380
 Other assets, less accumulated
    amortization of $3,929 in 1999 and
    $3,425 in 1998.......................       24,749          31,469
                                               -------         -------
                                             $ 297,905       $ 306,117
                                               =======         =======

 Liabilities and Shareholders' Deficit:
 Current liabilities:
   Accounts payable......................    $   1,194       $   3,438
   Accrued expenses......................       38,749          35,321
   Current installments of long-term
     obligations.........................       14,800           8,800
   Current installments of capital lease
     obligations.........................          111             150
   Income tax payable....................        1,451           2,689
                                               -------         -------
      Total current liabilities..........       56,305          50,398
                                               -------         -------

 Long-term obligations, excluding current
    installments.........................      490,918         507,055
 Capital lease obligations, excluding
    current installments.................          287             129
 Deferred income taxes, net..............        9,923          10,123
                                               -------         -------
                                               557,433         567,705
                                               -------         -------

 Commitments and contingencies (Note 6)

 Shareholders' deficit:
   Common stock; issued and outstanding
     70,915 in 1999 and in 1998.........            71              71
   Retained deficit.....................      (254,986)       (259,121)
   Accumulated other comprehensive
     income.............................        (4,613)         (2,538)
                                               -------         -------
                                              (259,528)       (261,588)
                                               -------         -------
                                             $ 297,905       $ 306,117
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






ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------


               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings
                (in thousands, except per share data)
                             (unaudited)

                              Three months ended     Nine months ended
                                 September 30,         September 30,
                              ------------------     -----------------
                                1999      1998         1999      1998
                              --------  --------     --------  --------
Revenue:
  Rental and service.......  $ 60,307   $ 62,865     $183,532  $193,188
  Sales and other..........    19,382     18,183       56,373    51,115
                               ------     ------      -------   -------

    Total revenue..........    79,689     81,048      239,905   244,303

  Rental expenses..........    40,127     40,204      125,678   124,426
  Cost of goods sold.......     7,163      6,717       21,895    19,146
                               ------     ------      -------   -------
                               47,290     46,921      147,573   143,572
                               ------     ------      -------   -------

    Gross profit...........    32,399     34,127       92,332   100,731

 Selling, general and
  administrative expenses..    17,772     15,458       49,676    49,312
                               ------     ------      -------   -------

    Operating earnings.....    14,627     18,669       42,656    51,419

 Interest income...........        73         85          234       477
 Interest expense..........   (11,748)   (12,155)     (34,953)  (36,473)
 Foreign currency loss.....      (131)      (280)        (928)     (521)
                               ------     ------      -------   -------

    Earnings before income
       taxes and minority
       interest............     2,821      6,319        7,009    14,902
 Income taxes..............     1,199      2,528        2,874     5,971
 Minority interest in
    subsidiary loss........        --          1           --        25
                               ------     ------      -------   -------

    Net earnings...........  $  1,622    $ 3,792     $  4,135  $  8,956
                               ======     ======      =======   =======

    Earnings per share.....  $   0.02   $   0.05     $   0.06  $   0.13
                               ======     ======      =======   =======
    Earnings per share -
       assuming dilution...  $   0.02   $   0.05     $   0.06  $   0.12
                               ======     ======      =======   =======

    Average common shares:
       Basic (weighted
         average outstand-
         ing shares).......    70,915     70,872       70,915    70,872
                               ======     ======      =======   =======
       Diluted (weighted
         average outstand-
         ing shares).......    73,245     73,264       73,250    73,264
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






ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)

                                                   Nine months ended
                                                     September 30,
                                                 --------------------
                                                   1999        1998
                                                 ---------  ---------
Cash flows from operating activities:
  Net earnings...............................    $  4,135   $  8,956
  Adjustments to reconcile net earnings
    to net cash provided (used) by
    operating activities:
      Depreciation...........................      20,259     19,123
      Amortization...........................       5,326      4,463
      Provision for uncollectible accounts
        receivable...........................       3,499      1,575
      Change in assets and liabilities net
        of effects from purchase of
        subsidiaries:
        Increase in accounts receivable, net.      (2,660)    (1,849)
        Decrease (increase) in inventories...       2,955     (3,169)
        Decrease in prepaid expenses and
          other..............................        (848)     4,168
        Decrease in accounts payable.........      (2,378)   (36,493)
        Increase in accrued expenses.........       3,193      1,742
        Increase (decrease) in income taxes
          payable............................      (1,238)       171
        Increase (decrease) in deferred
          income taxes, net..................        (200)     1,105
                                                   ------     ------
            Net cash provided (used) by
              operating activities...........      32,043       (208)
                                                   ------     ------

Cash flows from investing activities:
  Additions to property, plant, and
    equipment................................     (20,485)   (22,235)
  Increase in inventory to be converted
    into equipment for short-term rental.....      (1,500)    (5,900)
  Dispositions of property, plant, and
    equipment................................       1,596      1,813
  Businesses acquired in purchase transac-
    tions, net of cash acquired..............      (5,054)    (2,827)
  Decrease (increase) in other assets........       6,120     (1,546)
                                                   ------     ------
            Net cash used by investing
              activities.....................     (19,323)   (30,695)
                                                   ------     ------
Cash flows from financing activities:
  Repayments of long-term obligations........     (10,137)   (28,122)
  Borrowings (repayments) of capital lease
    obligations..............................         120       (131)
  Proceeds from the sale of stock and exer-
    cise of stock options....................          --        300
  Reimbursement of recapitalization costs and
    other....................................          --      2,087
                                                   ------     ------
            Net cash used by financing
              activities.....................     (10,017)   (25,866)
                                                   ------     ------
Effect of exchange rate changes on cash and
  cash equivalents...........................        (471)       (96)
                                                   ------     ------
Net increase (decrease) in cash and cash
  equivalents................................       2,232    (56,865)
Cash and cash equivalents, beginning of
  period.....................................       4,366     61,754
                                                   ------     ------
Cash and cash equivalents, end of period.....    $  6,598   $  4,889
                                                   ======     ======

Supplemental disclosure of cash flow
information:
  Cash paid during the first nine months for:
    Interest.................................    $ 27,902   $ 30,901
    Income taxes.............................    $  6,385   $  4,212


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

(2)  INVENTORY COMPONENTS
     --------------------

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

                                        September 30,   December 31,
                                            1999            1998
                                        ------------    ------------

         Finished goods...............     $ 8,847       $10,974
         Work in progress.............       2,695         4,203
         Raw  materials, supplies and
           parts......................      23,428        21,585
                                            ------        ------
                                            34,970        36,762

         Less amounts expected to be
         converted into equipment for
         short-term rental............       9,600         8,100
                                            ------        ------

              Total inventories.......     $25,370       $28,662
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






ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(4)  LONG TERM OBLIGATIONS
     ---------------------

          Long-term obligations consist of the following (in thousands):

                                           September 30,     December 31,
                                               1999             1998
                                           -------------     ------------
       Senior Credit Facilities:
          Revolving bank credit facility..     $  6,500      $ 10,000
          Acquisition credit facility.....       10,000        10,000
          Term loans:
             Tranche A due 2003...........      111,750       117,000
             Tranche B due 2004...........       88,425        89,100
             Tranche C due 2005...........       88,425        89,100
                                                -------       -------
                                                305,100       315,200
       9 5/8% Senior Subordinated Notes
         Due 2007.........................      200,000       200,000
                                                -------       -------
                                                505,100       515,200
       Less: Current installments.........       14,800         8,800
                                                -------       -------
                                                490,300       506,400
       Other..............................          618           655
                                                -------       -------
                                               $490,918      $507,055
                                                =======       =======

     Senior Credit Facilities

           Indebtedness under the Senior Credit Facilities, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.25% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 1.50% in respect of the Tranche B Term Loans and 1.75% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.25% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 2.50% in respect of Tranche B Term Loans and 2.75% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans, plus 2.25% or 2.50%, depending on the type of foreign currency. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into three interest rate protection agreements which effectively fix the base borrowing rate on 92% of the Company's variable rate debt as follows (dollars in millions):

                                               Base
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



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

(4)  LONG TERM OBLIGATIONS (continued)
     --------------------------------

          As a result of the interest rate protection agreements, the Company recorded additional net interest expense of approximately $204,000 and $71,000 through the nine months ended September 30, 1999 and 1998, respectively. The fair value of these agreements at September 30, 1999 was not material.

          The Revolving Loans may be repaid and reborrowed throughout the year. At September 30, 1999, the aggregate availability under the Revolving Credit and Acquisition Facilities was $80.0 million.

           The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. Commitments under the Acquisition Facility will expire December 31, 2000 and Acquisition Facility loans outstanding shall be repayable in equal quarterly payments commencing March 31, 2001. In addition, the Bank Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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

           The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at September 30, 1999.

           As of December 31, 1999, the minimum EBITDA required under the Senior Credit Agreement is $100 million on a trailing 12-month basis. The Senior Credit Agreement anticipated that the Company would have received Medicare Part B reimbursement coverage prior to the end of 1999. Without this reimbursement coverage, and due in part to the dramatic decrease in extended care rental revenue, the Company could potentially be out of compliance with its Senior Credit Agreement covenants as of December 31, 1999. The Company is vigorously pursuing the issuance of a Medicare Part B reimbursement code for the V.A.C. with the Health Care Financing Administration. The
     Company  has  recently   been   informed   that  decision-making



ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(4)  LONG TERM OBLIGATIONS (continued)
     --------------------------------

     authority for the establishment of a V.A.C. reimbursement code has been returned to the Medical Directors of the Durable Medical Equipment Regional Carriers ("DMERC's"). The Medical Directors have also indicated their support for a V.A.C. reimbursement code and criteria.

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

(5)  EARNINGS PER SHARE
     ------------------

           The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (In thousands, except per share):

                                 Three months ended   Nine months ended
                                    September 30,        September 30,
                                 ------------------   ------------------
                                   1999      1998       1999      1998
                                 --------  --------   --------  --------
     Net earnings..............  $ 1,622   $ 3,792    $ 4,135   $ 8,956
                                  ======    ======     ======    ======

     Average common shares:
       Basic (weighted-average
         outstanding shares)...   70,915    70,872     70,915    70,872

       Dilutive potential
         common shares from
         stock options.........    2,330     2,392      2,335     2,392
                                  ------    ------     ------    ------

       Diluted (weighted-
         average outstanding
         shares)...............   73,245    73,264     73,250    73,264
                                  ======    ======     ======    ======

     Earnings per share........  $  0.02   $  0.05    $  0.06   $  0.13
                                  ======    ======     ======    ======

     Earnings per share -
       assuming dilution.......  $  0.02   $  0.05    $  0.06   $  0.12
                                  ======    ======     ======    ======



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

          Other than commitments for new product inventory, including disposable "for sale" products, of $1.6 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.


(7)  OTHER COMPREHENSIVE INCOME
     --------------------------

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has had no impact on the net earnings or shareholders' equity (deficit) of the Company. This standard requires disclosure of total non-owner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to shareholders' equity, such as equity and cash investment adjustments and foreign currency translation adjustments. For KCI, other comprehensive income consists of net earnings plus foreign currency translation adjustments recorded in each period. The Company's comprehensive income for the three months ended September 30, 1999 and 1998 was approximately $1.7 million and $4.3 million, respectively, and for the first nine months of 1999 and 1998, was $2.1 million and $8.6 million, respectively. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been made.


(8)  SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------

          The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in twelve primary countries internationally. In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which the Company adopted in 1998.

          The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. As of August 1, 1999, KCI New Technologies, Inc. ("NuTech") merged into KCI Therapeutic Services ("KCI USA"). The Company measures segment profit as operating profit, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All inter-company





ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------

               KINETIC CONCEPTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


(8)   SEGMENT AND GEOGRAPHIC INFORMATION (continued)
      ----------------------------------------------

     transactions are eliminated in computing revenues, operating income and assets. Information on segments and a reconciliation to income before interest, income taxes, foreign currency gains and losses and minority interest are as follows (in thousands):


                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                               ------------------   -------------------
                                 1999       1998      1999       1998
                               --------   -------   --------   --------
     Revenue:
       KCI USA..............   $ 58,189   $ 61,172  $175,716   $187,087
       KCI International....     20,989     19,464    63,395     56,459
       Other (1)............        511        412       794        757
                                -------    -------   -------    -------
                               $ 79,689   $ 81,048  $239,905   $244,303
                                =======    =======   =======    =======

     Operating Earnings:
       KCI USA..............   $ 18,129   $ 21,653  $ 52,984   $ 62,669
       KCI International....      4,244      3,845    12,553     10,736
       Other (2)............     (7,746)    (6,828)  (22,881)   (21,986)
                                -------    -------   -------    -------
                               $ 14,627   $ 18,669  $ 42,656   $ 51,419
                                =======    =======   =======    =======

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


(9)   NEW ACCOUNTING PRONOUNCEMENTS (continued)
      ----------------------------------------

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


(10) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ------------------------------------------------------

          In  November  1997,  Kinetic  Concepts,  Inc.  issued  $200 million in subordinated debt securities to finance a tender offer to purchase certain of its outstanding common shares. In connection with the issuance of these securities, certain of its subsidiaries (the "guarantor subsidiaries") serve as guarantors. Certain other subsidiaries (the "nonguarantor subsidiaries") do not guarantee any Company debt. Each guarantor subsidiary is a wholly-owned subsidiary of the Company and has fully and unconditionally guaranteed the debt securities.

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of September 30, 1999 and December 31, 1998 and the related condensed consolidating statements of earnings for the three and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998, respectively.




        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                         September 30, 1999
                           (in thousands)
                             (unaudited)

                           Kinetic
                          Concepts,                        Reclassi-   Kinetic
                            Inc.                  Non-     fications  Concepts,
                           Parent    Guarantor  Guarantor     and        Inc.
                           Company      Sub-      Sub-       elimi-    and Sub-
                          Borrower   sidiaries  sidiaries   nations   sidiaries
                          --------   ---------  ---------  --------   ---------

ASSETS:

Current assets:
  Cash and cash
    equivlents.........  $     --   $     --   $  9,405   $  (2,807)  $  6,598
  Accounts receivable,
    net................        --     66,226     17,635      (5,885)    77,976
  Inventories..........        --     15,340     10,030          --     25,370
  Prepaid expenses and
    other..............        --     12,630      3,987      (1,216)    15,401
                          -------    -------     ------     -------    -------
      Total current
        assets.........        --     94,196     41,057      (9,908)   125,345


Net property, plant and
  equipment............        --     81,646      9,035     (11,105)    79,576
Goodwill, net..........        --     49,387      5,035          --     54,422
Loan issuance costs,
  net..................        --     13,813         --          --     13,813
Other assets, net......        --     24,697         52          --     24,749
Intercompany invest-
  ments and advances...  (259,528)   463,926      4,032    (208,430)        --
                          -------    -------     ------     -------    -------
      Total assets..... $(259,528) $ 727,665   $ 59,211   $(229,443) $ 297,905
                          =======    =======     ======     =======    =======

LIABILITIES AND SHARE-
HOLDERS'(DEFICIT)
EQUITY:

Accounts payable....... $      --  $   2,694   $  1,307   $  (2,807) $   1,194
Accrued expenses.......        --     31,787      6,962          --     38,749
Intercompany payables..        --      5,704      4,905     (10,609)        --
Current installments of
  long-term obligations        --     14,800         --          --     14,800
Current installments of
  capital lease obli-
  gations..............        --        111         --          --        111
Income tax payable.....        --         --      2,667      (1,216)     1,451
                          -------    -------    -------     -------    -------
      Total current
        liabilities....        --     55,096     15,841     (14,632)    56,305
                          -------    -------    -------     -------    -------

Long-term obligations,
  excluding current
  installments.........        --    490,783        135          --    490,918
Capital lease obliga-
  tions, excluding
  current installments.        --        284          3          --        287
Deferred income taxes,
  net..................        --     16,303         --      (6,380)     9,923
                          -------    -------    -------     -------    -------
      Total liabilities        --    562,466     15,979     (21,012)   557,433
Shareholders' equity
  (deficit)............  (259,528)   165,199     43,232    (208,431)  (259,528)
                          -------    -------    -------     -------    -------
      Total liabilities
        and equity
        (deficit)...... $(259,528)  $727,665   $ 59,211   $(229,443) $ 297,905
                          =======    =======    =======     =======    =======




        Condensed Consolidating Guarantor, Non-Guarantor and
                    Parent Company Balance Sheet
                          December 31, 1998
                           (in thousands)


                           Kinetic
                          Concepts,                        Reclassi-   Kinetic
                            Inc.                  Non-     fications  Concepts,
                           Parent    Guarantor  Guarantor     and        Inc.
                           Company      Sub-      Sub-       Elimi-    and Sub-
                          Borrower   sidiaries  sidiaries   nations   sidiaries
                          --------   ---------  ---------  ---------  ---------
ASSETS:

Current assets:
  Cash and cash equiv-
    alents............. $      --    $     --    $ 9,543    $  (5,177) $  4,366
  Accounts receivable,
    net................        --      66,372     17,474       (4,435)   79,411
  Inventories..........        --      18,971      9,691           --    28,662
  Prepaid expenses and
    other..............        --      11,240      3,312           --    14,552
                          -------     -------     ------      -------   -------
      Total current
        assets.........        --      96,583     40,020       (9,612)  126,991

  Net property, plant
    and equipment......        --      79,110      9,717      (10,877)   77,950
  Goodwill, net........        --      49,033      5,294           --    54,327
  Loan issuance, cost,
    net................        --      15,380         --           --    15,380
  Other assets, net....        --      31,417         52           --    31,469
  Intercompany invest-
    ments and advances.  (261,588)    460,361      1,104     (199,877)       --
                          -------     -------     ------      -------   -------
       Total assets.... $(261,588)   $731,884   $ 56,187    $(220,366) $306,117
                          =======     =======     ======      =======   =======

LIABILITIES AND SHARE-
HOLDERS'(DEFICIT)
EQUITY:

Accounts payable....... $      --    $  6,512   $  2,104    $  (5,178) $  3,438
Accrued expenses.......        --      27,015      8,306           --    35,321
Intercompany payables..        --       6,151      3,765       (9,916)       --
Current installments on
  long-term obligations        --       8,800         --           --     8,800
Current installments
  of capital lease
  obligations..........        --         150         --           --       150
Income tax payable.....        --       1,612      1,077           --     2,689
                          -------     -------     ------      -------   -------
       Total current
         liabilities...        --      50,240     15,252      (15,094)   50,398
                          -------     -------     ------      -------   -------
Long-term obligations
  excluding current
  installments.........        --     507,055         --           --   507,055
Capital lease obliga-
  tions, excluding
  current installments.        --          99         30           --       129
Deferred income taxes,
  net..................        --      15,519         --       (5,396)   10,123
                          -------     -------     ------      -------   -------
      Total liabilities        --     572,913     15,282      (20,490)  567,705
Shareholders' (deficit)
  equity...............  (261,588)    158,971     40,905     (199,876) (261,588)
                          -------     -------     ------      -------   -------
      Total liabilities
        and equity
        (deficit)...... $(261,588)   $731,884   $ 56,187    $(220,366) $306,117
                          =======     =======     ======      =======   =======






        Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the three months ended September 30, 1999
                           (in thousands)
                            (unaudited)

                        Kinetic
                       Concepts,                        Reclassi-   Kinetic
                         Inc.                  Non-     fications  Concepts,
                        Parent    Guarantor  Guarantor     and        Inc.
                        Company      Sub-      Sub-       Elimi-    and Sub-
                       Borrower   sidiaries  sidiaries   nations   sidiaries
                       --------   ---------  ---------  ---------  ---------
Revenue:
Rental and service.... $     --   $ 46,354   $ 13,953   $     --   $ 60,307
Sales and other.......       --     14,802      7,598     (3,018)    19,382
                         ------     ------     ------      -----     ------
   Total revenue......       --     61,156     21,551     (3,018)    79,689

Rental expenses.......       --     29,593     10,534         --     40,127
Cost of goods sold....       --      7,311      1,841     (1,989)     7,163
                         ------     ------     ------      -----     ------
                             --     36,904     12,375     (1,989)    47,290
                         ------     ------     ------      -----     ------
   Gross profit.......       --     24,252      9,176     (1,029)    32,399

Selling, general and
  administrative
  expenses............       --     15,866      1,906         --     17,772
                         ------     ------     ------      -----     ------
   Operating earnings        --      8,386      7,270     (1,029)    14,627
Interest income.......       --         46         27         --         73
Interest expense......       --    (11,748)        --         --    (11,748)
Foreign currency gain
  (loss)..............       --       (161)        30         --       (131)
                         ------     ------     ------      -----     ------

   Earnings (loss)
     before income
     taxes............       --     (3,477)     7,327     (1,029)     2,821
Income taxes..........       --     (1,453)     3,063       (411)     1,199
                         ------     ------     ------      -----     ------

   Earnings (loss)
     before equity in
     earnings of
     subsidiaries.....       --     (2,024)    4,264        (618)     1,622
   Equity in earnings
     of subsidiaries..    1,622      4,264        --      (5,886)        --
                         ------     ------    ------       -----     ------
   Net earnings....... $  1,622   $  2,240  $  4,264    $ (6,504)  $  1,622
                         ======     ======    ======       =====     ======







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

                          Kinetic
                         Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-     fications  Concepts,
                          Parent    Guarantor  Guarantor     and        Inc.
                          Company      Sub-      Sub-       Elimi-    and Sub-
                         Borrower   sidiaries  sidiaries   nations   sidiaries
                         --------   ---------  ---------  ---------  ---------
Revenue:
Rental and service.....  $    --    $ 50,399   $ 12,466   $    --    $ 62,865
Sales and other........       --      15,839      5,933    (3,589)     18,183
                          ------      ------     ------     -----      ------
   Total revenue.......       --      66,238     18,399    (3,589)     81,048

Rental expenses........       --      29,233     10,971        --      40,204
Cost of goods sold.....       --       5,397      3,225    (1,905)      6,717
                          ------      ------     ------     -----      ------
                              --      34,630     14,196    (1,905)     46,921
                          ------      ------     ------     -----      ------
   Gross profit........       --      31,608      4,203    (1,684)     34,127

Selling, general and
  administrative
  expenses.............       --      14,530        928        --      15,458
                          ------      ------     ------     -----      ------
   Operating earnings..       --      17,078      3,275    (1,684)     18,669

Interest income........       --          46         39        --          85
Interest expense.......       --     (12,155)        --        --     (12,155)
Foreign currency gain
  (loss)...............       --          (6)      (275)        1        (280)
                          ------      ------     ------     -----      ------
   Earnings before
     income taxes and
     minority interest.       --       4,963      3,039    (1,683)      6,319
Income taxes...........       --       2,005      1,247      (724)      2,528
Minority interest......       --          --         (1)       --          (1)
                          ------      ------     ------     -----      ------

   Earnings before
     equity in earnings
     of subsidiaries...       --       2,958      1,793      (959)      3,792
   Equity in earnings
     of subsidiaries...    3,792       1,793         --    (5,585)         --
                          ------      ------     ------     -----      ------
   Net earnings........  $ 3,792    $  4,751   $  1,793   $(6,544)   $  3,792
                          ======      ======     ======     =====      ======







         Condensed Consolidating Guarantor, Non-Guarantor and
                Parent Company Statement of Earnings
            For the nine months ended September 30, 1999
                           (in thousands)
                            (unaudited)


                           Kinetic
                          Concepts,                        Reclassi-   Kinetic
                             Inc.                 Non-     fications  Concepts,
                            Parent   Guarantor  Guarantor     And        Inc.
                           Company      Sub-      Sub-       Elimi-    and Sub-
                           Borrower  sidiaries  sidiaries   nations   sidiaries
                          ---------  ---------  ---------  ---------  ---------
Revenue:
Rental and service....... $     --   $141,498   $ 42,034   $     --   $183,532
Sales and other..........       --     45,793     19,897     (9,317)    56,373
                            ------    -------     ------     ------    -------
   Total revenue.........       --    187,291     61,931     (9,317)   239,905

Rental expenses..........       --     90,283     35,395         --    125,678
Cost of goods sold.......       --     19,782      7,944     (5,831)    21,895
                            ------    -------     ------     ------    -------
                                --    110,065     43,339     (5,831)   147,573
                            ------    -------     ------     ------    -------
   Gross profit..........       --     77,226     18,592     (3,486)    92,332

Selling, general and
  administrative expenses       --     45,586      4,090         --     49,676
                            ------    -------     ------     ------    -------
   Operating earnings....       --     31,640     14,502     (3,486)    42,656
Interest income..........       --        103        131         --        234
Interest expense.........       --    (34,953)        --         --    (34,953)
Foreign currency loss....       --       (888)       (40)        --       (928)
                            ------    -------     ------     ------    -------
   Earnings(loss) before
     income taxes........       --     (4,098)    14,593     (3,486)     7,009

Income taxes.............       --     (1,834)     6,102     (1,394)     2,874
                            ------    -------     ------     ------    -------
   Earnings (loss) before
     equity in earnings
     of subsidiaries.....       --     (2,264)     8,491     (2,092)     4,135
   Equity in earnings
     of subsidiaries.....    4,135      8,491         --    (12,626)        --
                            ------     ------     ------     ------    -------
   Net earnings.......... $  4,135   $  6,227   $  8,491   $(14,718)  $  4,135
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

                           Kinetic
                          Concepts,                        Reclassi-   Kinetic
                            Inc.                  Non-     fications  Concepts,
                           Parent    Guarantor  Guarantor     and        Inc.
                           Company      Sub-      Sub-       Elimi-    and Sub-
                          Borrower   sidiaries  sidiaries   nations   sidiaries
                          --------   ---------  ---------  ---------  ---------
Revenue:
Rental and service....... $     --   $156,796   $ 36,392   $     --   $193,188
Sales and other..........       --     42,341     17,332     (8,558)    51,115
                            ------    -------    -------     ------    -------
   Total revenue.........       --    199,137     53,724     (8,558)   244,303

Rental expenses..........       --     91,996     32,430         --    124,426
Cost of goods sold.......       --     14,399      9,269     (4,522)    19,146
                            ------    -------     ------     ------    -------
                                --    106,395     41,699     (4,522)   143,572
                            ------    -------     ------     ------    -------
   Gross profit..........       --     92,742     12,025     (4,036)   100,731

Selling, general and
  administrative expenses       --     46,207      3,105         --     49,312
                            ------    -------     ------     ------    -------
   Operating earnings....       --     46,535      8,920     (4,036)    51,419
Interest income..........       --        303        174         --        477
Interest expense.........       --    (36,473)        --         --    (36,473)
Foreign currency gain
  (loss).................       --        408       (930)         1       (521)
                            ------    -------     ------     ------    -------
   Earnings before
     income taxes and
     minority interest...       --     10,773      8,164     (4,035)    14,902
Income taxes.............       --      4,354      3,349     (1,732)     5,971
Minority interest........       --         --        (25)        --        (25)
                            ------    -------     ------     ------    -------
   Earnings before
     equity in earnings
     of subsidiaries.....       --      6,419      4,840     (2,303)     8,956
   Equity in earnings
     of  subsidiaries....    8,956      4,840         --    (13,796)        --
                            ------    -------     ------     ------    -------
   Net earnings.......... $  8,956   $ 11,259   $  4,840   $(16,099)  $  8,956
                            ======    =======     ======     ======    =======







        Condensed Consolidating Guarantor, Non-Guarantor and
               Parent Company Statement of Cash Flows
            For the nine months ended September 30, 1999
                     (in thousands)  (unaudited)


                         Kinetic
                        Concepts,                        Reclassi-   Kinetic
                          Inc.                  Non-     fications  Concepts,
                         Parent    Guarantor  Guarantor     and        Inc.
                         Company      Sub-      Sub-       Elimi-    and Sub-
                        Borrower   sidiaries  sidiaries   nations   sidiaries
                        --------   ---------  ---------  ---------  ---------
Cash flows from
operating activities:
Net earnings........... $  4,135   $  6,227   $  8,491   $(14,718)  $  4,135
Adjustments to
  reconcile net
  earnings to net
  cash provided by
  operating activities.   (4,135)    19,494      2,944      9,605     27,908
                           -----     ------     ------     ------     ------
Net cash provided by
  operating activities.       --     25,721     11,435     (5,113)    32,043
Cash flows from
investing activities:
  Additions to
    property, plant
    and equipment......       --    (22,298)    (4,273)     6,086    (20,485)
  Increase in
    inventory to be
    converted into
    equipment for
    short-term rental..       --     (1,500)        --         --     (1,500)
  Dispositions of
    property, plant
    and equipment......       --        962        634         --      1,596
  Businesses acquired
    in purchase
    transactions, net
    of cash acquired...       --     (5,054)        --         --     (5,054)
  Decrease (increase)
    in other assets....       --      6,213        (93)        --      6,120
                           -----     ------     ------     ------     ------
Net cash used by
  investing activities.       --    (21,677)    (3,732)     6,086    (19,323)
Cash flows from
financing activities:
  Borrowings (repay-
    ments) of notes
    payable and  long-
    term obligations...       --    (10,272)       135         --     (10,137)
  Borrowing (repay-
    ments) of capital
    lease obligations..       --        146        (26)        --         120
  Proceeds (payments)
    on intercompany
    investments and
    advances...........       78      6,474       (262)    (6,290)         --
  Cash dividends paid
    to shareholders....       --         --     (5,643)     5,643          --
  Other................      (78)      (392)    (2,045)     2,515          --
                           -----     ------     ------     ------      ------
  Net cash used by
    financing activi-
    ties...............       --     (4,044)    (7,841)     1,868     (10,017)
  Effect of exchange
    rate changes on
    cash and cash
    equivalents........       --         --         --       (471)       (471)
                           -----     ------     ------     ------      ------
 Net increase
    (decrease) in cash
    and cash equiva-
    lents..............       --         --       (138)     2,370       2,232
 Cash and cash equiva-
    lents, beginning of
    period.............       --         --      9,543     (5,177)      4,366
                           -----     ------     ------     ------      ------
 Cash and cash equiva-
    lents, end of
    period.............  $    --    $    --   $  9,405   $ (2,807)   $  6,598
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

                          Kinetic
                         Concepts,                        Reclassi-   Kinetic
                           Inc.                  Non-     fications  Concepts,
                          Parent    Guarantor  Guarantor     and        Inc.
                          Company      Sub-      Sub-       Elimi-    and Sub-
                         Borrower   sidiaries  sidiaries   nations   sidiaries
                         --------   ---------  ---------  ---------  ---------
Cash flows from
operating activities:
Net earnings...........  $ 8,956   $ 11,259    $ 4,840    $(16,099) $  8,956
Adjustments to
  reconcile net
  earnings to net cash
  provided (used) by
  operating activities.   (8,956)    (7,853)     2,570       5,075    (9,164)
                           -----     ------     ------      ------    ------
Net cash provided
  (used) by operating
   activities..........       --      3,406      7,410     (11,024)     (208)
Cash flows from invest-
ing activities:
   Additions to
     property, plant
     and equipment.....       --    (22,393)    (5,709)      5,867   (22,235)
   Increase in inven-
     tory to be con-
     verted into
     equipment for
     short-term rental.       --     (5,900)        --          --    (5,900)
   Dispositions of
     property, plant
     and equipment.....       --        656      1,157          --     1,813
   Businesses acquired
     in purchase trans-
     actions,net of
     cash acquired.....       --     (2,500)      (327)         --    (2,827)
   Decrease (increase)
     in other assets...       --     (1,826)       280          --    (1,546)
                           -----     ------     ------      ------    ------
Net cash used by
  investing activities.       --    (31,963)    (4,599)      5,867   (30,695)
Cash flows from
financing activities:
  Repayments of notes
    payable and long-
    term obligations...       --    (28,122)        --          --   (28,122)
  Repayments of
    capital lease
    obligations........       --       (110)       (21)         --      (131)
  Proceeds from the
    sale of stock......      300         --         --          --       300
  Proceeds (payments)
    on intercompany
    investments and
    advances...........   (4,012)     14,072    (3,197)     (6,863)       --
  Recapitalization
    costs - fees and
    expenses...........    2,087          --        --          --     2,087
  Cash dividends paid
    to shareholders....       --          --    (8,651)      8,651        --
  Other................    1,625      (1,722)      248        (151)       --
                           -----      ------    ------      ------    ------
Net cash used by
  financing activities.       --     (15,882)  (11,621)      1,637   (25,866)
Effect of exchange
  rate changes on cash
  and cash equivalents.       --          --        --         (96)      (96)
                           -----      ------    ------      ------    ------
Net decrease in cash
  and cash equivalents.       --     (44,439)   (8,810)     (3,616)  (56,865)
Cash and cash equiva-
  lents, beginning of
  period...............       --      44,439    17,315          --    61,754
                           -----      ------    ------      ------    ------
Cash and cash equiva-
  lents, end of period.  $    --    $     --   $ 8,505    $ (3,616) $  4,889
                           =====      ======    ======      ======    ======






 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
         THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which reflect management's best judgment based on currently known market and other factors, involve risks and uncertainties. When used in this Report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

Results of Operations

Third Quarter of 1999 Compared to Third Quarter of 1998
-------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year ($ in thousands):

                                       Three Months Ended September 30,
                                  ------------------------------------------
                                                              Variance
                                  Revenue Relationship   Increase (Decrease)
                                  --------------------   -------------------
                                    1999       1998         $         Pct
                                  ---------  ---------   --------  ---------
  Revenue:
    Rental and service.........     76%        78%       $(2,558)    (4%)
    Sales and other............     24         22          1,199      7
                                   ---        ---          -----
      Total revenue............    100%       100%        (1,359)    (2)

  Rental expenses..............     50         50            (77)    --
  Cost of goods sold...........      9          8            446      7
                                   ---        ---          -----

      Gross profit.............     41         42         (1,728)    (5)
  Selling, general and
    administrative expenses....     22         19          2,314     15
                                   ---        ---          -----

      Operating earnings.......     19         23         (4,042)   (22)

  Interest income..............     --         --            (12)   (14)
  Interest expense.............    (15)       (15)           407      3
  Foreign currency loss........     --         --            149     53
                                   ---        ---          -----

      Earnings before income
        taxes and minority
        interest...............     4          8          (3,498)   (55)

  Income taxes.................     2          3           1,329     53
  Minority interest in
    subsidiary loss............    --         --              (1)    nm
                                  ---        ---           -----

      Net earnings.............     2%         5%        $(2,170)   (57%)
                                  ===        ===           =====

      The Company's revenue is derived from two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

                                   Three months ended       Variance
                                      September 30,         Inc (Dec)
                                 -----------------------  ------------
                                    1999         1998         Pct
                                 ---------  ------------  ------------
     KCI USA...................  $  58.2      $  61.2         (5%)
     KCI International.........     21.0         19.5          8%
     Other.....................      0.5          0.3         nm
                                    ----         ----
                                 $  79.7      $  81.0         (2%)
                                    ====         ====







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


     Total revenue in the third quarter of 1999 decreased $1.3 million, or 1.6%, to $79.7 million from $81.0 million in the third quarter of 1998.

     KCI USA revenue was $58.2 million, down $3.0 million, or 4.9% from $61.2 million in the third quarter of the prior year. The decreased revenue was due to a $5.0 million, or 39.3%, decrease in extended care surface revenue which resulted from the extended care market's reaction to the Balanced Budget Act of 1997. The market's reaction was characterized by lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays. In addition, there was a $612,000 decline in V.A.C. revenue from Medicare Part B due to the delay in receiving a V.A.C. reimbursement code. These revenue decreases were partially offset by a $2.9 million, or 42.8%, increase in V.A.C. revenue from payors other than Medicare Part B. Domestic patient days, overall, were 3.0% lower than the prior year due to the extended care decline which were partially offset by the increased market penetration of the V.A.C. and a 1.8% increase in acute care patient days. Sales for the period grew as a percentage of total revenue due, for the most part, to increased sales of disposable products associated with the Company's medical devices. Higher sales volumes in the period were partially offset by lower overall sale prices.

     Revenue from the Company's international operating unit increased 7.7% to $21.0 million from $19.5 million in the third quarter of 1998. The international revenue increase reflects higher patient therapy days in virtually all of the Company's markets, and growth of $1.1 million, or 57.5%, in the V.A.C. product line. On a local currency basis, revenue increased $3.5 million compared to the same period one year ago.

     Rental, or field, expenses of $40.1 million represented 66.5% of total rental revenue in the third quarter of 1999 compared to 64.0% in the third quarter of 1998. This increase is primarily attributable to the decrease in rental revenue because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $40.1 million were essentially flat with the prior year period.

      Cost of goods sold increased 6.6% to $7.2 million in the third quarter of 1999 from $6.7 million in the third quarter of 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices. Sales margins were consistent year-to-year at 63% for the three month periods.

      Gross profit decreased $1.7 million, or 5.1%, to $32.4 million in the third quarter of 1999 from $34.1 million in the third quarter of 1998 due to decreased rental revenue. Gross profit margin for the third quarter, as a percentage of total revenue, was 40.7%, down from 42.1% for the third quarter of 1998, due to the decrease in rental revenue as discussed previously.

      Selling, general and administrative expenses increased $2.3 million, or 15.0%, to $17.8 million in the third quarter of 1999 from $15.5 million in the third quarter of 1998. This increase was due primarily to an increase in legal and professional fees of $893,000 and increased provisions for bad debt of $1.6 million resulting primarily from the delay in receiving a Medicare Part B code. As a percentage of total revenue, selling, general and administrative expenses were 22.3% in the third quarter of 1999 compared to 19.1% in the third quarter of 1998.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


     Operating earnings for the period decreased 21.7% to $14.6 million compared to $18.7 million in the prior-year quarter. The decrease in operating earnings is primarily due to the decrease in extended care and V.A.C. Medicare Part B revenue, net of related expenses, of $6.6 million which were partially offset by an increase in V.A.C. revenue from non-Medicare Part B payors, net of related expenses, of $2.0 million; and a $600,000 net increase in other operations, including international.

      Interest expense for the three months ended September 30, 1999 was $11.7 million compared to $12.2 million for the third quarter of 1998. The interest expense decrease was due to repayments of long-term obligations made since the third quarter of 1998.

      Net  earnings  for  the third quarter of  1999  decreased  $2.2
million,  or  57.2%,  from  the  prior  year  to  $1.6  million   due
substantially to the decrease in operating earnings discussed above.







ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


First Nine Months of 1999 Compared to First Nine Months of 1998
---------------------------------------------------------------

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year ($ in thousands):


                                       Nine Months Ended September 30,
                                  -----------------------------------------
                                                             Variance
                                  Revenue Relationship  Increase (Decrease)
                                  --------------------  -------------------
                                    1999       1998        $        Pct
                                  ---------  ---------  --------- ---------
  Revenue:
    Rental and service.........      77%        79%     $ (9,656)   (5%)
    Sales and other............      23         21         5,258    10
                                    ---        ---         -----
      Total revenue............     100%       100%       (4,398)   (2)

  Rental expenses..............      52         51         1,252     1
  Cost of goods sold...........       9          8         2,749    14
                                    ---        ---         -----

      Gross profit.............      39         41        (8,399)   (8)
  Selling, general and
    administrative expenses....      21         20           364     1
                                    ---        ---         -----

      Operating earnings.......      18         21        (8,763)  (17)

  Interest income..............      --         --          (243)  (51)
  Interest expense.............     (15)       (15)        1,520     4
  Foreign currency loss........      --         --          (407)  (78)
                                    ---        ---         -----

      Earnings before income
        taxes and minority
        interest...............       3          6        (7,893)  (53)

  Income taxes.................       1          2         3,097    52
  Minority interest in
    subsidiary loss............      --         --           (25)   nm
                                    ---        ---         -----

      Net earnings.............       2%         4%     $ (4,821)  (54%)
                                    ===        ===         =====

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

                                    Nine months ended      Variance
                                      September 30,        Inc (Dec)
                                  ---------------------  ------------
                                    1999        1998         Pct
                                  ---------  ----------  ------------
     KCI USA...................   $ 175.7     $ 187.1        (6%)
     KCI International.........      63.4        56.5        12%
     Other.....................       0.8         0.7         nm
                                    -----       -----
                                  $ 239.9     $ 244.3        (2%)
                                    =====       =====






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


     Total revenue in the first nine months of 1999 decreased $4.4 million, or 1.8%, to $239.9 million from $244.3 million in the first nine months of 1998. Revenue from KCI USA was $175.7 million, down $11.4 million, or 6.1% from $187.1 million in the first nine months of the prior year. The decreased revenue was due to a decrease in extended care surface revenue of $18.7 million, or 43.9%, which resulted from the extended care market's negative reaction to the Balanced Budget Act of 1997. This reaction was characterized by lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays. In addition, there was a $5.0 million decline in V.A.C. revenue from Medicare Part B due to the delay in receiving a V.A.C. reimbursement code. These revenue decreases were partially offset by a $9.4 million, or 58.3%, increase in V.A.C. revenue from payors other than Medicare Part B and a 2% increase in acute care surfaces revenue. Domestic patient days, overall, were up 2.0% from the prior year due in part to the increased market penetration of the V.A.C. combined with higher acute care days. The therapy day increase was offset by lower prices and a product mix shift to lower-cost overlays, particularly in the extended care marketplace. Sales for the period increased $5.3 million, or 10.3%, due substantially to sales of disposable products associated with the Company's medical devices.

     Revenue   from   the  Company's  international  operating   unit
increased 12.2% to $63.4 million from $56.5 million in the first nine months of 1998. The international revenue increase reflects higher patient therapy days in virtually all of the Company's markets, and
growth of $3.1 million, or 64.1%, in the V.A.C. product line.   On  a
local currency basis, revenue increased $10.8 million compared to the same period a year ago.

     Rental, or field, expenses of $125.7 million were 68.5% of total rental revenue in the first nine months of 1999 compared to 64.4% in the first nine months of 1998. This increase is primarily attributable to the decrease in rental revenue because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $125.7 million increased approximately $1.3 million, or 1.0%, from the prior year period due, in part, to increased equipment depreciation.

     Cost of goods sold increased 14.4% to $21.9 million in the first nine months of 1999 from $19.1 million in the first nine months of 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices. Sales margins decreased slightly during the first nine months of 1999 due primarily to lower sales prices and the fact that the Company continued to place the V.A.C. on Medicare Part B patients until August of 1999 despite the lack of a unique reimbursement code.

      Gross profit decreased $8.4 million, or 8.3%, to $92.3 million in the first nine months of 1999 from $100.7 million in the first nine months of 1998 due substantially to the decline in rental revenue. Gross profit margin for the first nine months, as a percentage of total revenue, was 38.5%, down from 41.2% for the first nine months of 1998, due primarily to the decrease in rental revenue for the period.

     Selling, general and administrative expenses increased $365,000, or 0.7%, to $49.7 million in the first nine months of 1999 from $49.3 million in the first nine months of 1998. This increase was due primarily to increased legal and professional fees, partially offset by lower labor costs in the period. As a percentage of total revenue, selling, general and administrative expenses were 20.7% in the first nine months of 1999 as compared with 20.2% in the first nine months of 1998.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


     Operating earnings for the period decreased $8.8 million, or 17.0%, to $42.7 million compared to $51.4 million in the prior-year period. This decrease is primarily due to a decrease in extended care, home care and V.A.C. Medicare Part B revenue, net of related expenses, of $22.8 million; partially offset by (i) an increase in V.A.C. revenue from non-Medicare Part B payors, net of related expenses, of $10.3 million; (ii) a $1.5 million net increase in international operations; and (iii) miscellaneous cost reductions of approximately $2.2 million.

     Interest income for the nine months ended September 30, 1999 was approximately $234,000 compared to $477,000 in the prior period. The decrease in interest income resulted from lower invested cash balances due primarily to acquisition activities since the first quarter of 1998.

      Interest expense for the nine months ended September 30, 1999 was $35.0 million compared to $36.5 million for the first nine months of 1998. The interest expense decrease was due to repayments of long-term obligations made since the first quarter of 1998.

      Net earnings for the first nine months of 1999 decreased $4.8 million, or 53.8%, from the prior year to $4.1 million due to the decrease in operating earnings as discussed above.

Financial Condition
-------------------

      The change in revenue and expenses experienced by the Company during the nine months ended September 30, 1999 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents were $6.6 million at September 30, 1999, an increase of $2.2 million from December 31, 1998. The cash increase is primarily attributable to net earnings during the nine months combined with controlled capital spending.

      Net accounts receivable at September 30, 1999 decreased $1.4 million, or 1.8%, to $78.0 million from $79.4 million at December 31, 1998. This decrease was primarily due to additional reserves for uncollectible accounts, partially offset by a $1.5 million increase in KCI International receivables related to revenue growth and an increase in receivables related to third party payors, including Medicare and Medicaid, which have longer collection periods.

     Other assets at September 30, 1999 were $24.7 million, a $6.7 million, or 21.4%, decrease from year-end. This decrease is primarily attributable to the liquidation of the assets of KCI Insurance Co., Ltd. during the first quarter of 1999.

     Accrued expenses at September 30, 1999 were $38.7 million compared to $35.3 million at the end of 1998. This increase was due to accrued interest expense recorded during the first nine months of 1999 on the $200 million in subordinated notes.

      Long-term debt obligations, including the current maturities, decreased $10.1 million to $505.7 million as of September 30, 1999 due to the repayment of a portion of the Company's revolving credit facility made as a result of the liquidation of the assets of KCI Insurance Co., Ltd. and scheduled principal payments on the Company's long-term debt.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

      At September 30, 1999 the Company had current assets of $125.3 million and current liabilities of $56.3 million resulting in a working capital surplus of $69.0 million, compared to a surplus of $76.6 million at December 31, 1998.

      During the first nine months of 1999, the Company made net capital expenditures of $20.4 million. Other than commitments for new product inventory, including disposable "for sale" products, of $1.6 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

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

      The Senior Credit Facilities originally totaled $400.0 million and consist of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Acquisition Facility provides the Company with financing to pursue strategic acquisition opportunities, and will remain available to the Company until December 31, 2000, at which time it will begin to amortize over the remaining three years of the facility. The Company originally utilized borrowings under the Revolving Facility to help effect the Recapitalization and pay related fees and expenses. Although the Company decreased borrowings under this facility by $3.5 million in the first nine months of 1999, it has borrowed and will borrow funds from this facility as needed to fund capital expenditures and meet working capital needs. The Revolving Facility will remain available to the Company until December 31, 2003, subject to certain terms and conditions.

      The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. The Company does not expect that these covenants and conditions will have a material adverse impact on its operations. At September 30, 1999, the Acquisition Facility and the Revolving Credit Facility had balances of $10.0 million and $6.5 million, respectively. Additionally, the Company has two outstanding letters of credit totaling $3.5 million benefiting KCI Insurance Co., Ltd. Accordingly, the aggregate availability under these two facilities was $80.0 million.

     The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at September 30, 1999.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


Liquidity and Capital Resources (continued)
------------------------------------------

      As of December 31, 1999, the minimum EBITDA required under the Senior Credit Agreement is $100 million on a trailing 12-month basis. The Senior Credit Agreement anticipated that the Company would have received Medicare Part B reimbursement coverage prior to the end of 1999. Without this reimbursement coverage, and due in part to the dramatic decrease in extended care rental revenue, the Company might be out of compliance with its Senior Credit Agreement covenants as of December 31, 1999. The Company is vigorously pursuing the issuance of a Medicare Part B reimbursement code for the V.A.C. with the Health Care Financing Administration. See Known Trends or
Uncertainties - Reimbursement for further discussion of Medicare reimbursement for the V.A.C.

      The Senior Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, failure of any guaranty, security document, security interest or subordination provision supporting the Bank Credit Agreement to be in full force and effect and any change of control of the Company.

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


      As of September 30, 1999, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

      At September 30, 1999, the Company was committed to purchase approximately $1.6 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.





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

      More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because customers are purchasing disposables associated with the Company's growing installed base of medical devices and select low-end products that are less expensive and easier to maintain. In addition, international health care providers tend to purchase products more often than U.S. health care providers.

Reimbursement
-------------

      The implementation of a prospective payment system for extended care facilities has changed the way skilled nursing facilities buy and rent the Company's products. The effect of this change has been to sharply reduce the Company's rental revenues in the extended care market. The Company believes that in the long term, under a fixed payment system, decisions with respect to the products and services used in patient care will be based on clinical and cost effectiveness. The Company's innovative and extensive product continuum which significantly improves clinical outcomes while reducing the cost of patient care should allow it to compete effectively in this environment.

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected as evidenced by the revenue growth experienced during the time that the product has been available domestically. In the home care setting, however, Medicare coverage guidelines have not been established addressing under what circumstances, if any, Medicare reimbursement will be provided for the V.A.C. The Company has placed the V.A.C. in the home care setting since April 1996. Although the Company believes it will receive a Medicare Part B reimbursement code for the V.A.C. in the next several months, the Company has discontinued the placement of the V.A.C. for Medicare Part B patients until such time as an appropriate reimbursement code has been received. In addition, pending the receipt of Medicare reimbursement coverage, the Company has established a reserve to equal 100% of the revenue recognized for prior placements. The Company continues to vigorously pursue this reimbursement coverage. If the Company obtains reimbursement coverage for the V.A.C., it may be able to recognize revenue and recoup earnings for placement of the V.A.C.
on Medicare Part B patients which occurred prior to the issuance of a reimbursement code. Although the Company believes it will be able to recoup a substantial amount of revenue for such placements, the timing and amount, if any, of such reimbursement cannot be predicted at this time.





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

      Based on a recent assessment, the Company determined that it needed to modify or replace key portions of its software so that its information technology ("IT") systems will function properly with respect to dates beyond December 31, 1999. While there can be no guarantee that the Year 2000 will not impact the Company's operations, the Company presently believes that through its conversion to the Oracle applications platform and with modifications to other mission-critical software, the Year 2000 issue will not have a material impact on the operations of the Company.

      The Company's plan to resolve the Year 2000 issue involved  the
following   four  phases:   assessment,  remediation,   testing   and
implementation.

Assessment
----------

      The Company has completed its assessment of all IT systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant IT systems could be affected by the Year 2000 issue, particularly the general ledger, billing and manufacturing inventory systems. That assessment also indicated that software and hardware used in production, distribution and time and attendance systems also were at risk. However, based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and customers and continues to monitor their compliance.

Remediation
-----------

      The Company has substantially completed the remediation phase for its IT systems. To date, the Company has completed installations/modifications on all mission-critical domestic and international systems.

Testing
-------

      Testing is in process or has been completed for all systems for which remediation has been completed. To date, this testing has identified the need for certain additional program modifications. The additional modifications have been made and tested. An integration test has also been performed on the domestic systems. The Company has substantially completed the testing phase of all system modifications.

Implementation
--------------

       To the best of the Company's knowledge, all affected applications and systems have been placed into production. These include servers, personal computers and various software programs. Applications and systems are put into production once they have been tested.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-----------------------------------------------------------


Year 2000 Issue (continued)
--------------------------

Third Parties and Related Systems
---------------------------------

      The  Company's  third  party payor  ("claims")  billing  system interfaces directly with certain third party payor programs. The Company believes that its billing software is Year 2000 compliant and has completed testing of the interfaces to ensure that the Company's claims billing interface systems are Year 2000 compliant.

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

Costs
-----

      The total cost of the Year 2000 project is estimated to be $8.6 million and is being funded through operating cash flows. Of this total, $7.2 million will be used to purchase new software that will be capitalized and the remaining $1.4 million will be expensed as incurred. Through September 30, 1999, the Company incurred approximately $8.6 million ($1.4 million expensed and $7.2 million capitalized for new software) related to the assessment of the Year 2000 issue, development of a modification plan, preliminary software modifications, purchasing of new software and testing of implemented systems.

Risks and Contingency Plan
--------------------------

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As a precaution, however, the Company is in the process of determining the risks it could face in the event certain aspects of its Year 2000 remediation program failed. Under a "worst case" scenario, the Company's international operations would be unable to deliver, track and bill for products due to internal system failures and the Company, as a whole, would be unable to deliver key products due to the inability of external vendors to deliver such products. Alternative suppliers are being identified and inventory levels of certain key products and/or components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. All contingency planning, approval and testing should be finalized during the fourth quarter.





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

Interest Rate Risk
------------------

      At September 30, 1999, approximately $305.7 million of the Company's long-term debt bore interest at variable rates. These variable-rate facilities bore interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" or (ii) the federal funds effective rate from time to time plus 0.50%) or the Eurodollar Rate (as defined) for one, two, three or six months plus associated credit risk factors from 1.50% to 2.75% depending on the base rate and maturity (see Note 4 to the Company's condensed consolidated financial statements).

      In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into three interest rate protection agreements which effectively fix the base borrowing rate on 92% of the Company's variable rate debt as follows (dollars in millions):

                                                Base
                                               Annual
                    Swap                      Interest
                  Maturity        Amount        Rate
                ------------   -----------   ----------
                 01/08/2002       $150.0      5.5775%
                 12/29/2000         95.0      4.8950%
                 12/31/1999         35.0      4.8550%

      As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk
--------------------------------

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company does not maintain any derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $12.6 million for the nine months ended September 30, 1999. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 1999 would change the Company's net income for the nine months ended September 30, 1999 by approximately $860,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of its foreign subsidiaries.





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




         Exhibits (continued)
         -------------------

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



Date:  November 12, 1999