Form 10-K405
period 1999-12-31
KINETIC CONCEPTS INC /TX/
filed 2000-03-24
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ___________

Commission file number 1-9913

KINETIC CONCEPTS, INC.

(Exact name of registrant as specified in its charter)
Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.

8023 Vantage Drive

San Antonio, Texas 78230

Telephone Number: (210) 524-9000

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

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

As of March 1, 2000, there were 70,915,008 shares of the Registrant's Common Stock outstanding, of which 70,515,008 were held by affiliates.

FORM 10-K TABLE OF CONTENTS
		PART I	PAGE

Item	1.	Business	4
Item	2.	Properties	17
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	18

		PART II

Item	5.	Market for Registrant's Common Equity and Related Stockholder Matters	18
Item	6.	Selected Financial Data	19
Item	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	21
Item	7a.	Quantitative and Qualitative Disclosures about Market Risk	32
Item	8.	Financial Statements and Supplementary Data	34
Item	9.	Changes in and Disagreements with Accountants on Accounting and
		Financial Disclosure	71

		PART III

Item	10.	Directors and Executive Officers of the Registrant	71
Item	11.	Executive Compensation	74
Item	12.	Security Ownership of Certain Beneficial Owners and
		Owners and Management	76
Item	13.	Certain Relationships and Related Transactions	77

		PART IV

Item	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	77

Signatures			80

TriaDyne®, TriaDyne® II, BariKare®, The V.A.C.®, PlexiPulse®, PlexiPulse All-in-1 System TM, KinAir® III, KinAir® IV, First Step®, FirstStep® Plus, FirstStep® Select, FirstStep® MRS, TheraPulse®, TheraPulse® II, BioDyne®, BioDyne® II, FluidAir® Plus, FluidAir® Elite, FluidAir® II, RotoRest®, Q2 Plus®, HomeKair® DMS, DynaPulse®, FirstStep® TriCell, Impression® SR, RotoRest® Delta, PediDyne®, BariAire®, FirstStep® Select Heavy Duty, FirstStep® Advantage, TriCell®, RIK®, AirWorks® Plus, AirMaxxis™, AtmosAir™, Pulse SC™, Pulse IC™, Extremity Pump Systems®, and ParaDyne™ are trademarks of the Company used in this Report. Kinetic Therapy SM, The Clinical Advantage SM, Genesis SM and Odyssey SM are service marks of the Company used in this Report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements made in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which reflect management's best judgment based on market and other factors currently known, involve risks and uncertainties. When used in this Report, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements. No assurance can be given that any of such statements or estimates will be realized and actual results will differ from those contemplated by such forward-looking statements.

PART I

Item 1. Business

General

Kinetic Concepts, Inc. (the "Company" or "KCI") is a worldwide leader in innovative therapeutic systems which prevent and treat the complications of immobility that can result from disease, trauma, surgery or obesity. The Company's clinically effective therapeutic systems include specialty hospital beds, specialty mattress replacement systems and overlays and non-invasive medical devices combined with on-site consultation by the Company's clinically trained staff. The complications of immobility include pressure sores, pneumonia and circulatory problems which can increase patient treatment costs by as much as $75,000 and, if left untreated, can result in death. The Company's therapeutic systems can significantly improve clinical outcomes while reducing the cost of patient care by preventing the onset of complications, accelerating the healing process of complications which have developed and by providing labor savings. The Company has also been successful in applying its therapeutic expertise to bring to market innovative medical devices that treat chronic wounds and help prevent blood clots.

The Company designs, manufactures, markets and services its products, many of which are proprietary. KCI's therapeutic systems are used to treat patients across all health care settings including acute care hospitals, extended care facilities and patients' homes. Health care providers generally prefer to rent rather than purchase the Company's products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlay associated with purchasing such products, as well as to receive the Company's high-quality clinical support. The Company can deliver its therapeutic systems to any major domestic trauma center within four hours of notice through its network of service centers.

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

Corporate Organization

Through July 1999, the Company had three operating divisions: KCI USA, Inc. ("KCI USA" or "KCTS"), KCI International, Inc. ("KCI International") and KCI New Technologies, Inc. ("NuTech"). On August 1, 1999, NuTech merged into KCI Licensing, which transferred NuTech's assets to KCTS.

KCI USA

KCI USA is focused on improving outcomes in Wound, Pulmonary, Bariatric, and Vascular patient care. KCI USA manufactures and markets a broad line of therapeutic specialty support surfaces and medical devices designed to meet the needs of patients in acute, sub-acute and extended care facilities, as well as patients in their homes. This division consists of approximately 1,000 personnel. Rentals and

Item 1. Business (continued)

sales are generated by a sales force of approximately 360 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. In general, KCI USA's sales representative focuses exclusively on either the acute and home care markets, the extended care market or the V.A.C.

KCI USA has a national 24-hour, seven day-a-week customer service communications system which allows it to quickly and efficiently respond to its customers' needs. The Company distributes its specialty patient support surfaces and medical devices to acute and extended care facilities through a network of 136 domestic service centers. The General Managers, who supervise the service centers, are responsible for both sales and service operations. Each center has an inventory of specialty beds, overlays, and medical devices which are delivered to the individual hospitals or extended care facilities on an as-needed basis.

The KCI USA sales support staff is comprised of approximately 250 employees with medical or clinical backgrounds. The principal responsibility of approximately 110 of these clinicians is making product rounds and assisting facilities in developing their protocols. These clinicians educate the hospital or long-term care facility staff on issues related to the use of the Company's products. The clinical staff makes approximately 200,000 product rounds annually. KCI USA accounted for approximately 73%, 76% and 76%, respectively, of the Company's total revenue in the years ended December 31, 1999, 1998 and 1997.

KCI has also developed a continuum of products that address the unique demands of the home health care market. KCI USA, through its Home Care group, distributes products primarily through home medical equipment ("HME") dealers. The Company believes that selling products through the home care provider network gives it access to a larger patient population and improves the overall contribution from this business segment despite a reduction in per patient revenue.

KCI International

KCI International has direct operations in 13 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland and Belgium. In addition, relationships with approximately 50 active independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to service the demands of a growing global market. KCI International accounted for approximately 26%, 24% and 23%, respectively, of the Company's total revenue in the years ended December 31, 1999, 1998 and 1997.

Therapies

The Company's therapeutic systems deliver one or more of the following therapies:

Pressure and Shear Relief/Reduction

The Company's pressure relief and pressure reduction surfaces provide effective skin care therapy in the treatment of pressure sores, burns, ulcers, skin grafts and other skin conditions. The Company's surfaces also help prevent the formation of pressure sores which develop in certain immobile individuals. The Company's beds and surfaces reduce the amount of pressure at any point on a patient's skin by using surfaces supported by air, silicon beads or a viscous fluid. The Company's products also help to reduce shear, a major factor in the development of pressure ulcers by reducing the amount of friction (and therefore tearing of the skin) between the skin surface and the surface of the bed. Some of KCI's products provide advanced shear relief through the incorporation of a patented "anti-shear" sheet on top of the surface.

Item 1. Business (continued)

Some of the Company's products further promote healing and reduce nursing time by providing an automated "wound care" turn of approximately 25 degrees. This "nurse assist" replaces the need for nurses to manually turn and position patients.

Pulsation

In addition to providing Pressure relief, some of the Company's products also provide a pulsing of air through the surface cushions known as Pulsation Therapy which helps improve blood flow to the skin.

Kinetic Therapy

Kinetic Therapy is provided by the Company's pulmonary care systems (beds and overlays). The United States Center for Disease Control (the "CDC") defines Kinetic Therapy as the lateral rotation of a patient by at least 40 degrees to each side (a continuous 80-degree arc). Some of the Company's products combine Kinetic Therapy with additional therapies such as percussion which helps loosen mucous buildup. Kinetic Therapy has been clinically proven to help prevent and treat acute respiratory problems, such as pneumonia and Acute Respiratory Distress Syndrome (ARDS), by reducing the build-up of fluid in the lungs and improving the oxygenation of blood in the lungs.

Bariatric Care

KCI offers a line of products which are designed to accommodate obese individuals providing the support needed by obese patients and enabling hospital staff to care for these patients in a dignified manner. These bariatric care products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing nearly 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. The Company's most sophisticated bariatric care products can serve as a bed, chair, scale and x-ray table, help patients enter and exit the bed, and contain other features which permit patients to be treated safely and with dignity. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by such personnel. Management believes that these products enable health care personnel to treat these patients in a manner which is safer for hospital personnel than traditional methods and can help reduce worker's compensation claims. Some of the bariatric products also address complications of immobility and obesity such as pressure sores and pulmonary complications.

Negative Pressure Therapy for Closure of Chronic Wounds

The Company is the provider of a patented, non-invasive device which uses sub-atmospheric, or negative, pressure to promote the healing of wounds such as chronic pressure sores; arterial, venous and diabetic ulcers; dehisced surgical wounds; and trauma wounds. This pressure is applied through a proprietary foam dressing, covered with an airtight occlusive dressing, which creates a vacuum action that draws fluid out of the wound site, stimulates blood flow, decreases bacterial growth, and draws the edges of the wound together. Negative Pressure Therapy has been proven to heal wounds more quickly than traditional methods and has been effective at closing chronic wounds which have, in some cases, been open for years.

Compression Therapy

The Company offers a family of non-invasive devices which provide vascular assistance through either sequential or intermittent Compression Therapy. Compression Therapy has been clinically proven to improve blood circulation, decrease swelling in the lower extremities and reduce the incidence of blood

Item 1. Business (continued)

clots. The therapy is accomplished by wrapping an inflatable cuff around a foot, leg or arm and then automatically inflating and deflating the cuff at prescribed intervals. The products are often used by individuals who have had hip or knee surgeries, diabetes, or other conditions which reduce circulation.

Products

The Company's "Continuum of Care" is focused on treating wound care patients, pulmonary patients, large or obese patients and patients with circulatory problems by providing innovative, cost effective, outcome driven therapies across multiple care settings.

Pressure and Shear Relief/Reduction

The Company's pressure relief products include a variety of framed beds and overlays such as the KinAir III and IV (framed beds); the FluidAir Elite and FluidAir II; the FirstStep TriCell, Plus, Select and Advantage (overlays); the Impression SR (mattress replacement), the AtmosAir family of mattress replacement and seating surfaces; and the RIK Fluid mattress and overlay. The KinAir III and IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps, and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The FirstStep family of overlays is designed to provide pressure relief and help prevent pressure sores. Both the Impression SR and the AtmosAir family are for-sale mattress replacement products for the prevention and early intervention of pressure sores. Impression SR utilizes electric power as its energy source and the proprietary AtmosAir utilizes atmospheric pressure to deliver dynamic pressure relief. The RIK mattress and the RIK overlay are static, non-powered products that provide pressure relief using a patented viscous fluid and a patented anti-shear sheet.

Pulsation

Both the TheraPulse (framed bed) and the DynaPulse (overlay) provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems.

Kinetic Therapy

The Company's Kinetic Therapy products include the TriaDyne II, RotoRest Delta, PediDyne and ParaDyne. The TriaDyne II is used primarily in acute care settings and provides patients with three distinct therapies on an air suspension surface. The TriaDyne II applies Kinetic Therapy by rotating the patient up to 40 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne II also provides percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne II is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The ParaDyne provides therapies similar to the TriaDyne II for customers looking to manage their costs by utilizing their existing frames. The RotoRest Delta is a specialty bed which can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications and prevention of pneumonia. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis.

Item 1. Business (continued)

Bariatric Care

These products provide the proper support needed by obese patients, and enable nurses to properly care for obese patients. The most advanced product in this line is the BariAire Therapy System, which serves as a bed, cardiac chair or x-ray table. The BariAire provides low air loss pressure relief, continuous turn assist, percussion, and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to nearly 850 pounds. The Company believes that the BariAire is the most advanced product of its type available today. The BariKare bed, the workhorse of KCI's bariatric products, provides a risk management platform for patients weighing up to 650 pounds, predominately in the Med-surg setting. In 1996, the Company introduced the FirstStep Select Heavy Duty overlay which, when placed on top of the BariKare, provides pressure-relieving therapy to the risk management platform. The Company's AirMaxxis product provides a therapeutic bed frame for the home environment for patients weighing up to 1000 lbs.

Negative Pressure Therapy for Closure of Chronic Wounds

The Company manufactures and markets the proprietary Vacuum Assisted Closure device (the "V.A.C."), a non-invasive wound closure therapy that utilizes sub-atmospheric, or negative, pressure. The V.A.C. promotes healing in trauma and dehisced wounds, pressure, arterial, venous stasis and diabetic ulcers, flaps, skin grafts and burns that do not respond to traditional methods of treatment. Treatment protocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a vacuum pump. When activated, the vacuum pump creates a sub-atmospheric pressure in the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which stimulate healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours. V.A.C. Therapy is currently delivered by a battery backed, standard, V.A.C. unit or with the Mini-V.A.C., a portable, battery-powered unit designed to provide therapy in the home.

Compression Therapy

The PlexiPulse, PlexiPulse All-in-1, the Pulse IC, the Pulse SC, and the Extremity Pump Systems are non-invasive vascular assistance devices that aid venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis ("DVT") and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot or calf with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot and/or calf and are inflated in timed increments by the pump. The intermittent or sequential inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been clinically proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. KCI's Compression Therapy products are effective in preventing DVT, reducing edema and improving lower limb blood circulation.

Competition

The Company believes that the principal competitive factors within its markets are product efficacy, cost of care, clinical outcomes and service. Furthermore, the Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and their affiliates.

Item 1. Business (continued)

The Company contracts with both proprietary hospital groups and voluntary GPOs. Proprietary groups own all of the facilities which they represent and, as a result, can ensure compliance with a national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital or skilled nursing facility organizations but cannot ensure that their members will comply with the terms of a national agreement. Approximately 48% of the Company's total revenue during 1999 was generated under national agreements with proprietary groups and voluntary GPOs in the domestic marketplace.

The Company competes on a national level with Hill-Rom, Mediq, Kendall, and Invacare and on a regional and local level with numerous other companies. In the US specialty surface market and certain international markets, the Company competes principally with Hill-Rom. The Company competes principally with Invacare in the home care segment.

Market Outlook

Health Care Reform

The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid changing the payment system for both skilled nursing facilities and home health care services from cost-based to prospective payment systems and allowing states greater flexibility in controlling Medicaid costs at the state level. The general effect of the BBA has been to place increased pricing pressure on the Company and its customers. In particular, the changes in the manner Medicare Part A reimburses skilled nursing facilities ("SNFs") has changed dramatically the manner in which the Company's SNF customers make renting and purchasing decisions. As a result, the Company's revenue from the extended care market declined significantly in 1999. Certain portions of the BBA were amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "Refinement Act"). In essence the Refinement Act attempted to dampen the impact which the BBA had had on the health care industry. The Company does not believe that the Refinement Act will have a material impact on its business.

The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. For example, the BBA, as amended by the Refinement Act and the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("OCESAA"), provides for the implementation of a Prospective Payment System ("Home Health PPS") for Medicare Home Health Services. Under Home Health PPS, patients treated by a home health agency under a plan of care will be categorized in 80 Home Health Resource Groups ("HHRGs") and home health agencies will receive a specified payment for each 60-day episode of care which will vary depending upon the patient's HHRG. The payments to be made under Home Health PPS are subject to a variety of adjustments. The final rule for Home Health PPS will be published in July 2000 and Home Health PPS is scheduled to be implemented on October 1, 2000.

The Health Care Financing Administration ("HCFA") has recently announced that it intends to review the policies under which reimbursement is provided for therapeutic surfaces in the home care environment. Although HCFA's focus appears to be products which represent a very small portion of the Company's business, there can be no assurance that changes, if any, which HCFA makes to the manner in which it covers and pays for therapeutic surfaces in the home care market will not have a negative effect on the Company's business in that market.

Consolidation of Purchasing Entities

One of the most tangible results of the health care reform debate in the United States has been to cause health care providers to examine their cost structures and reassess the manner in which they

Item 1. Business (continued)

provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of the Company's customers, including proprietary hospital groups, group-purchasing organizations, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the renegotiation of contracts and in the granting of price concessions. Finally, as group purchasing organizations and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement of Health Care Costs

The Company's products are rented and sold principally to hospitals, SNF's and HME suppliers who receive reimbursement for the products and services they provide from various public and private third party payors, including Medicare, Medicaid and private insurance programs. The Company also acts as a Durable Medical Equipment ("DME") Supplier under 42 U.S.C. 1395 et seq. and as such furnishes its products directly to customers and bills payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payors' list of covered services. For example, the Company is seeking to establish coverage and payment by Medicare Part B for the V.A.C., its chronic wound treatment product. Although clinical acceptance of this product has continued to increase, it has not been classified as a covered item by Medicare Part B. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or operations could result.

Fraud and Abuse Laws

The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services has launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 1. Business (continued)

Obesity is increasingly being recognized as a serious medical complication. In 1998, approximately 880,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and thus are at risk for circulatory problems and skin breakdown. Treating obese patients is also a significant staffing issue for many health care facilities and a cause of worker's compensation claims among nurses.

Research and Development

The focus of the Company's research and development program has been to develop new products, particularly for use in the care of wounds, for prevention and treatment of pulmonary, circulatory and skin disorders, and for specialized care of bariatric patients, and to make technological improvements to existing product lines. In 1999, the Company introduced a number of new products including the AirMaxxis, AtmosAir, ParaDyne and TriaDyne II products and product lines. Expenditures for research and development represented approximately 2% of the Company's total operating expenditures in 1999. The Company intends to continue its research and development efforts in all of its core care settings while also looking for break-through development prospects in other settings as well.

Manufacturing

The company's manufacturing processes for its specialty beds, mattress overlays, and medical devices include the manufacture of certain components, the purchase of certain other components from suppliers and the assembly of these components into a completed product. Mechanical components such as blower units, electrical displays and airflow controls consist of a variety of customized subassemblies which are purchased from suppliers and assembled by the Company. The Company believes it has an adequate source of supply for each of the components used to manufacture its products.

Patents and Trademarks

The Company seeks patent protection in the United States and abroad. As of December 31, 1999, the Company had 80 issued U.S. patents relating to its various existing and prospective lines of therapeutic medical devices. The Company also has 60 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under proprietary trademarks and service marks. The Company has 45 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

As of December 31, 1999, the Company had approximately 2,100 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

Item 1. Business (continued)

Government Regulation

United States

The Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company that violates statutory or regulatory requirements.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (e.g., labeling, pre-market notification, and adherence to Quality System Regulations). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are high-risk devices that receive greater FDA scrutiny to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) Clearance") or Pre-market Approval ("PMA"). All of the Company's current products have been classified as Class I or Class II devices which typically are legally marketed based upon 510(k) Clearance or related exemptions. A 510(k) Clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed medical device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence than in the past.

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

Item 1. Business (continued)

comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

Fraud and Abuse Laws

The Company is subject to federal and state laws pertaining to health care fraud and abuse. In particular, certain federal and state laws prohibit manufacturers, suppliers, and providers from offering or giving or receiving kickbacks or other remuneration in connection with the ordering or recommending purchase or rental, of health care items and services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state health care programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal fines, imprisonment, and exclusion from participation in the Medicare and Medicaid programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers and suppliers, such as the Company, and hospitals, SNF's and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services ("HHS") have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

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

ISO Certification

Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances necessary for many companies in recent years.

Item 1. Business (continued)

The Company received ISO Certification in the fourth quarter of 1997 and therefore is certified to sell and distribute the Company's products within the European community.

Other Laws

The Company owns and leases property that is subject to environmental laws and regulations. The Company also is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or potentially hazardous substances.

International

Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. Pre-market clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on the Company's business, financial condition or results of operations.

Reimbursement

The Company's products are rented and sold principally to hospitals, extended care facilities and Home Medical Equipment ("HME") providers (also referred to as Durable Medical Equipment ("DME") providers) who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. In some cases, the Company also directly bills third party payors, including Medicare and Medicaid, and receives reimbursement from these payors. Medicare beneficiaries are generally responsible for deductible and coinsurance payments. As a result, demand and payment for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

Medicare

Medicare is a federally-funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of two parts: Part A and Part B. Medicare Part A, hospital insurance, covers services that require hospitalization on an inpatient basis and home health agency or hospice services. Medicare Part B, supplemental medical insurance, covers services provided on an outpatient basis. Part B also covers medically necessary durable medical equipment and medical supplies. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. To date, specific Medicare guidelines have not been established addressing under what circumstances, if any, Medicare coverage would be provided for the use of the PlexiPulse or the V.A C.

Item 1. Business (continued)

The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. The Balanced Budget Act (BBA) of 1997 has significantly impacted the manner in which Medicare reimbursement has and will be funded through 2002. Most of the Company's products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

With the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") into which each Medicare beneficiary is assigned, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs. In addition, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor, or otherwise lower their costs.

The principal manner in which the BBA impacts Medicare Part A in the acute care setting is that it has reduced the annual DRG payment updates to be paid over the next five years. In addition, the BBA authorizes the Health Care Financing Administration ("HCFA") to enact regulations which are designed to restrain certain hospital reimbursement activities which are perceived to be abusive or fraudulent.

Certain specialty hospitals (e.g., long-term care, rehabilitation and children hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may receive additional Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products; however, Medicare reimbursement for such hospitals is expected to be reduced over the next five years. There can be no assurance that a prospective payment system will not be instituted for such hospitals in future legislation.

Skilled Nursing Facility Setting

Skilled nursing facilities ("SNFs") which purchase or rent the Company's products have traditionally been reimbursed directly under Medicare Part A for some portion of their incurred costs. On July 1, 1998, the manner in which SNFs were reimbursed under Medicare Part A changed dramatically. On that date, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system. The new payment system is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the level of care and resources the patient requires. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. The daily payments made to the SNFs during a transition period are based upon a blend of their actual costs from 1995 and a national average cost from 1995 (which is subject to local wage-based adjustments). Initially, 75% of a SNF's per diem is based on

Item 1. Business (continued)

its costs and 25% of the per diem is based on national average cost. At the end of the four-year phase-in period, all daily payments will be based on the national average cost. The Refinement Act recently increased the payments for certain RUG's categories. Because the RUG's system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs. The Company's revenue from SNF customers has dropped sharply since the implementation of the RUGs system.

Home Setting

The Company's products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of HME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered floatation beds and alternating pressure air mattresses, are reimbursed in the home setting under the HME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. Under the BBA, there will be a five-year freeze on consumer price index payment updates for Medicare Part B Services in the home care setting. The BBA, as amended by the Refinement Act and OCESAA, provides for the implementation of Home Health PPS beginning October 1, 2000. Under Home Health PPS, most of the services which a Medicare patient receives under a plan of care will be covered by a single payment received by the home health agency for each 60-day episode of care. The amount of the payment will depend upon the HHRG category of the patient and is subject to a variety of adjustments. Durable medical equipment, such as the Company's therapeutic surfaces and medical devices, are excluded from Home Health PPS. However, certain supplies currently provided by the Company in a home care environment could be subject to Home health PPS. The Company does not believe that Home Health PPS will have a material impact on its business.

Medicaid

The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in residential and skilled nursing facilities nationwide. The Company sells or rents its products to SNFs for use in furnishing care to Medicaid recipients. SNFs, or the Company, may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each states budget restraints.

Private Payors

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

The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for the Company's

Item 2. Properties

products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.

The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes approximately 89,000 square feet of the building with the remaining space being leased to unrelated entities. In June 1997, the Company also acquired a 2.8 acre tract of land adjacent to its corporate headquarters. There are three buildings on the land which contain an aggregate of 40,000 square feet that are used for general corporate purposes.

The Company conducts its manufacturing, shipping, receiving, engineering and storage activities in a 170,000 square foot facility in San Antonio, Texas, which was purchased by the Company in January 1988. The Company also leases two storage facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas, which has been provided to a charitable organization to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and a 2,500 square foot house.

The Company leases approximately 136 domestic distribution centers, including each of its seven regional headquarters, which range in size from 1,500 to 18,000 square feet. The Company also leases two small manufacturing plants in the United Kingdom and Ireland which are approximately 18,000 square feet and 9,000 square feet, respectively.

Item 3. Legal Proceedings

On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which had been granted in this case has recently been lifted and discovery in this case is scheduled to close in late 2000. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

On October 31, 1996, the Company received a counterclaim which had been filed by Hillenbrand Industries, Inc. in the antitrust lawsuit which the Company filed in 1995. The counterclaim alleges that the Company's antitrust lawsuit and other actions were designed to enable KCI to monopolize the specialty

Item 3. Legal Proceedings (continued)

therapeutic surface market. Although it is not possible to reliably predict the outcome of this litigation, the Company believes that the counterclaim is without merit.

The Company is a party to several lawsuits arising in the ordinary course of its business. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related

Stockholder Matters

The Company's common stock ("Common Stock") traded on The NASDAQ Stock Market under the symbol: KNCI until November 19, 1997, which was the date on which the Company de-listed its common stock. No dividends were declared in 1999 or 1998. The Company's credit agreements contain certain covenants which currently restrict the Company's ability to declare and pay cash dividends.

As of March 1, 2000, there were 10 holders of record of the Company's Common Stock. There is currently no established public trading market for the Company's Common Stock.

Item 6. Selected Financial Data

Note: All share and per share amounts shown below have been adjusted to reflect a four-for-one stock split effective in the third quarter of 1998.
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997	1996	1995
Consolidated Statements of
Earnings (loss) Data:
Revenue:
Rental and service	$245,983	$258,482	$247,890	$225,450	$206,653
Sales and other	75,465	71,989	59,026	44,431	36,790
Total revenue	321,448	330,471	306,916	269,881	243,443
Rental expenses	166,878	165,461	156,179	146,205	137,420
Cost of goods sold	31,348	27,881	23,673	16,315	13,729
Gross profit	123,222	137,129	127,064	107,361	92,294
Selling, general and administrative
expenses	75,406	69,569	62,654	52,007	48,502
Recapitalization expense (1)	-	-	34,361	-	-
Operating earnings	47,816	67,560	30,049	55,354	43,792
Interest income	348	616	2,263	9,332	5,063
Interest expense	(46,502)	(48,594)	(10,173)	(245)	(509)
Foreign currency gain (loss)	(1,356)	20	(1,106)	-	-
Earnings before income taxes
and minority interest	306	19,602	21,033	64,441	48,346
Income taxes	620	7,851	8,403	25,454	19,905
Earnings (loss) before minority
interest	(314)	11,751	12,630	38,987	28,441
Minority interest in subsidiary loss
(gain)	-	25	(25)	-	-

Net earnings (loss)	$(314)	$11,776	$12,605	$38,987	$28,441
Earnings (loss) per common
share (1) (2)	$-	$0.17	$0.08	$0.22	$0.16

Earnings (loss) per common
share -- assuming dilution (1) (2)	$-	$0.16	$0.08	$0.21	$0.16

Average common shares:
Basic (weighted average common
shares) (2)	70,915	70,873	154,364	175,832	176,652

Diluted (weighted average
outstanding shares) (2)	73,254	73,233	159,640	181,956	181,828

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997	1996	1995

Cash flow provided by operations	$36,767	$43,885	$10,704	$62,167	$56,782

Cash dividends paid to common
shareholders	$-	$-	$6,388	$6,607	$6,631

Cash dividends per share paid to
common shareholders (2)	$-	$-	$0.028	$0.038	$0.038

Consolidated Balance Sheet Data:
Working capital	$62,482	$76,593	$96,365	$107,334	$109,413
Total assets	$283,261	$306,117	$351,151	$253,393	$243,726
Long-term obligations -- noncurrent	$486,075	$507,055	$530,213	$-	$-
Other shareholders' equity (deficit)	$(264,735)	$(261,588)	$(275,698)	$211,078	$210,324

  See Note 2 of Notes to Consolidated Financial Statements for information on the Company's recapitalization.

  See Note 8 of Notes to Consolidated Financial Statements for information regarding a four-for-one stock split declared in the third quarter of 1998.

Item 7. Management's Discussion and Analysis of Financial Condition

and Results of Operations

General

The health care reimbursement environment continues to generate pressure on health care providers to control costs, provide cost effective therapies and improve patient outcomes. Industry trends resulting from these pressures include increased demand for lower-priced therapies and technologies in all care settings and the further consolidation of health care providers and national and regional group purchasing organizations.

In August 1997, in an effort to reduce the federal deficit and lower overall federal healthcare expenditures, Congress passed the Balanced Budget Act, (the "BBA"). The BBA contains a number of provisions which will impact the federal reimbursement of health care costs and reduce projected payments under the Medicare system by $115 billion over the five year period ending in 2002. The majority of the savings are scheduled for the fourth and fifth years of this plan. The BBA was amended by the Refinement Act which, in essence, attempted to dampen the impact which the BBA had on the health care industry. Among other things, the Refinement Act increased the fixed payments skilled nursing facilities receive for certain patients and excluded durable medical equipment (such as the Company's therapeutic surfaces and medical devices) from Home Health PPS.

Historically less than 10% of the Company's revenues are received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced to date by the BBA have had a substantial impact on its hospital customers or the dealers who distribute the Company's products in the home health care market. However, changes introduced by the BBA have impacted negatively the manner in which extended care customers make purchasing and rental decisions with respect to the Company's products. The scheduled introduction of Home Health PPS in October 2000 could have a significant effect on the manner in which home health agencies conduct business. Although Home Health PPS does not directly impact the vast majority of the Company's home health products, a significant change in the manner in which home health agencies do business could affect the manner in which the Company markets certain of its products in this market. In addition, HCFA has recently announced that it is reviewing its coverage of therapeutic support surfaces in the home. Although HCFA's focus appears to be on Group 3 products (which do not represent a significant portion of the Company's home health business), there can be no assurance that HCFA will not modify policies which significantly change the manner in which therapeutic surfaces are reimbursed by Medicare in the home.

Industry trends including pricing pressures, the consolidation of health care providers and national and regional group purchasing organizations and a shift in market demand toward lower-priced products such as mattress overlays have had the impact of reducing the Company's overall average daily rental rates on its individual products. These industry trends have had the effect of reducing overall acute care market growth.

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

21

More recently, sales have increased as a portion of the Company's revenues. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain such as medical devices and associated disposable supplies, mattress overlays and mattress replacement systems. In addition, international health care providers tend to purchase therapeutic surfaces more often than U.S. health care providers.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

All share and per share amounts shown in Item 7 have been adjusted to reflect a four-for-one stock split which was effective in the third quarter of 1998.

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):

	Year Ended December 31,
				Variance
	Revenue Relationship			Increase (Decrease)
	1999	1998		$	Pct
Revenue:
Rental and service	77%	78	% $	(12,499)	(5)%
Sales and other	23	22		3,476	5
Total revenue	100	100		(9,023)	(3)

Rental expenses	52	50		1,417	1
Cost of goods sold	10	9		3,467	12

Gross profit	38	41		(13,907)	(10)
Selling, general and administrative
expenses	23	21		5,837	8

Operating earnings	15	20		(19,744)	(29)

Interest income	-	-		(268)	(44)
Interest expense	(15)	(14)		2,092	4
Foreign currency	-	-		(1,376)	nm

Earnings before income taxes
and minority interest	-	6		(19,296)	(98)

Income taxes	-	2		7,231	(92)
Minority interest in subsidiary	-	-		(25)	(100)

Net earnings (loss)	-%	4	% $	(12,090)	(103)%

The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

			Variance
	Year Ended December 31,		Inc (Dec)
	1999	1998	Pct
KCI USA	$235.3	$251.1	(6)%
KCI International	85.0	78.0	9
Other	1.1	1.4	(21)
Total Revenue	$321.4	$330.5	(3)%

Total Revenue: Total revenue in 1999 decreased 2.8% to $321.4 million from $330.5 million in the year ended of 1998. Revenue from KCI USA was $235.3 million, down $15.8 million, or 6.3%, from $251.1 million in the prior year. The decline in revenue was due to a sharp decrease in extended care surface revenue of $23.3 million, or 42.9%, which resulted from the extended care market's negative reaction to the Balanced Budget Act of 1997. This reaction was characterized by lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays in the extended care market. In addition, Medicare Part B V.A.C. revenue declined by $6.6 million because the Company discontinued placing the V.A.C. on Medicare Part B patients in 1999. The Company does not intend to reinstate Medicare Part B placements until it has received a HCPCS code for the V.A.C. These revenue decreases were partially offset by a $13.0 million, or 54.1%, increase in V.A.C. revenue from payors other than Medicare Part B. Domestic patient days, overall, were comparable to the prior year as higher acute care patient days and increased market penetration of the V.A.C. were offset by the sharp decline in extended care patient days. Lower prices and a product mix shift to lower-cost overlays, particularly in the extended care marketplace resulted in lower domestic rental revenue for the year. Sales for the period increased $3.5 million, or 4.8%, due substantially to sales of disposable products associated with the Company's medical devices.

Revenue from the Company's international operating unit increased $7.0 million, or 9.0%, to $85.0 million from $78.0 million in the prior year. The international revenue increase reflects higher patient surface days in virtually all of the Company's markets, and partly offset by lower prices, combined with growth of $4.0 million, or 58.2%, in the V.A.C. product line. On a local currency basis, revenue increased $12.7 million compared to the same period a year ago.

Rental Expenses: Rental, or field, expenses of $166.9 million were 67.8% of total rental revenue in 1999 compared to 64.0% in 1998. This increase is primarily attributable to the decrease in rental revenue because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $166.9 million increased approximately $1.4 million, or 0.9%, from the prior year due, in part, to increased equipment depreciation.

Cost of Goods Sold: Cost of goods sold increased 12.4% to $31.3 million in 1999 from $27.9 million in 1998. Cost of goods sold has increased primarily due to increased sales of disposables associated with the Company's medical devices and a non-recurring inventory writedown of $1.9 million related to a certain product line with fixed expiration dates. Excluding the inventory writedown, cost of goods sold increased approximately $1.6 million, or 5.8%. Sales margins decreased slightly during 1999 due primarily to lower sales prices and the fact that the Company continued to place the V.A.C. on Medicare Part B patients until August of 1999 despite the lack of a specific reimbursement code.

Gross Profit: Gross profit decreased $13.9 million, or 10.1%, to $123.2 million in 1999 from $137.1 million in 1998 due substantially to the decline in extended care rental revenue. The gross profit margin for 1999, as a percentage of total revenue, was 38.3%, down from 41.5% for 1998, due primarily to the decrease in rental revenue for the period.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $5.8 million, or 8.4%, to $75.4 million in 1999 from $69.6 million in 1998. This increase was due primarily to certain non-recurring expense adjustments including an increase in the allowance for uncollectible receivables of approximately $5.9 million due substantially to the continued delay in obtaining a unique reimbursement code for the V.A.C. and a $1.1 million write-off of goodwill associated with a discontinued product line. Excluding the non-recurring items, selling, general and administrative expenses were $68.3 million, a $1.3 million, or 1.9%, reduction from the prior year due primarily to lower labor costs including incentive compensation. As a percentage of total revenue, selling, general and administrative expenses were 21.3% in 1999, excluding the non-recurring expense adjustments, as compared to 21.1% in 1998.

Operating Earnings: Operating earnings for 1999 decreased approximately $19.8 million, or 29.2%, to $47.8 million compared to $67.6 million in 1998. This decrease resulted primarily from the decrease in extended care and V.A.C. Medicare Part B revenue, net of related expenses, of $26.0 million combined with non-recurring asset write-offs and expense adjustments of $9.0 million. The operating earnings decrease were partially offset by (i) an increase in V.A.C. revenue from non-Medicare Part B payors, net of related expenses, of $9.1 million; (ii) a $1.3 million net increase in international operations; (iii) a one time sale of vascular devices of $1.6 million; (iv) operating earnings of $2.6 million related to the Company's Jobst acquisition made in November 1998; and (v) miscellaneous cost reductions of approximately $600,000.

Interest Income: Interest income for 1999 was approximately $348,000 compared to $616,000 in 1998. The decrease in interest income resulted from lower invested cash balances due primarily to the decline in operating earnings from 1998.

Interest Expense: Interest expense for 1999 was $46.5 million compared to $48.6 million for 1998. The interest expense decrease was due to repayments of long-term obligations made during 1999.

Income Taxes: The Company's effective income tax rate for 1999 exceeded 100% of pre-tax earnings due to the decline in operating earnings discussed previously and certain non-deductible items, for example, goodwill, which increased taxable earnings for the period. For 1998, the Company's effective tax rate was 40.0%.

Net Earnings (Loss): The net loss for 1999 was $314,000 as compared to net earnings of $11.8 million in 1998. The earnings decrease is due to the decrease in operating earnings as discussed above.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year ($ in thousands):

	Year Ended December 31,
				Variance
	Revenue Relationship			Increase (Decrease)
	1998	1997		$	Pct
Revenue:
Rental and service	78%	81	% $	10,592	4%
Sales and other	22	19		12,963	22
Total revenue	100	100		23,555	8

Rental expenses	50	51		9,282	6
Cost of goods sold	9	8		4,208	18

Gross profit	41	41		10,065	8
Selling, general and administrative
expenses	21	20		6,915	11
Recapitalization costs	-	11		(34,361)	(100)

Operating earnings	20	10		37,511	125

Interest income	-	-		(1,647)	(73)
Interest expense	(14)	(3)		(38,421)	(378)
Foreign currency	-	-		1,126	102

Earnings before income taxes
and minority interest	6	7		(1,431)	(7)

Income taxes	2	3		552	7

Minority interest in subsidiary	-	-		50	200

Net earnings	4%	4	% $	(829)	(7)%

The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

			Variance
	Year Ended December 31,		Inc (Dec)
	1998	1997	Pct
KCI USA	$251.1	$234.3	7%
KCI International	78.0	70.3	11
Other	1.4	2.3	(39)
Total Revenue	$330.5	$306.9	8%

Total Revenue: Total revenue in 1998 increased $23.6 million, or 7.7%, to $330.5 million from $306.9 million in 1997. Revenue from KCI USA was $251.1 million, up $16.8 million, or 7.2%, from $234.3 million in the prior year due substantially to V.A.C. rentals and sales growth. KCI USA surfaces revenue increased slightly due to a combination of revenue from the RIK Medical acquisition, wound care product sales and higher patient therapy days which were virtually offset by lower blended rental rates. Total sales for the period increased $13.0 million, or 22.0%, due substantially to sales of disposable products associated with the Company's medical devices.

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

Rental Expenses: Rental, or field, expenses increased $9.3 million, or 5.9%, to $165.5 million from $156.2 million in 1997. This increase is primarily attributable to costs associated with business acquisitions completed during 1997 and 1998 including increased equipment depreciation and field labor costs. As a percentage of rental revenue, rental expenses were 64.0% and 63.0% for 1998 and 1997, respectively.

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

Financial Condition

The change in revenue and expenses experienced by the Company during the year ended December 31, 1999 and other factors resulted in changes to the Company's balance sheet as follows:

Inventories at December 31, 1999 decreased $6.7 million, or 23.4%, to $22.0 million from the end of 1998, due primarily to lower purchases of raw materials and for-sale items combined with an inventory valuation adjustment of $1.9 million related primarily to a certain product line subject to fixed expiration dates.

Prepaid expenses and other current assets of $10.1 million decreased 30.3% as compared to $14.6 million at December 31, 1998. This change resulted primarily from a decrease of $3.8 million in deferred charges related to V.A.C. Medicare receivables.

At December 31, 1999, goodwill, net of accumulated amortization, was $52.3 million, or 18.5% of total assets. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method.

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

Other assets decreased $6.8 million, or 21.5%, to $24.7 million at December 31, 1999. This decrease is primarily attributable to the liquidation of the assets of KCI Insurance Co., Ltd. during the first quarter of 1999. Other assets consist principally of patents, trademarks, long-term investments, and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

Long-term debt obligations, including current maturities, decreased $13.0 million to $502.9 million as of December 31, 1999 due to the repayment of a portion of the Company's revolving credit facility in addition to scheduled principal payments, of $8.8 million.

Net deferred income taxes at December 31, 1999 of $5.1 million decreased 49.4% as compared to $10.1 million at December 31, 1998. This decrease is due to the realization of temporary tax timing differences, primarily the net operating tax loss generated in 1999.

Income Taxes

The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year. Under the asset and liability method of FAS 109, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At the end of 1999, the net impact of these timing issues resulted in a net deferred tax liability comprised of deferred tax liabilities totaling $27.6 million offset by deferred tax assets totaling $22.5 million. The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

Legal Proceedings

A description of the Company's legal proceedings is set forth under the caption "Item 3. Legal Proceedings".

Liquidity and Capital Resources

At December 31, 1999, the Company had current assets of $119.0 million and current liabilities of $56.5 million resulting in a working capital surplus of $62.5 million, compared to a surplus of $76.6 million at December 31, 1998.

During 1999, the Company made net capital expenditures of $22.0 million. Other than commitments for new product inventory, including disposable "for sale" products, of $5.3 million, the Company has no material long-term capital commitments and can adjust the level of its capital expenditures as circumstances warrant.

During 1999, the Company generated $36.8 million in cash from operating activities compared to $43.9 in the prior year, a decrease of $7.1 million. The decrease in operating cash flows resulted primarily from lower earnings due to the decline in revenue discussed previously. Investment activities in 1999 used $20.1 million of cash, including net capital expenditures of $22.0 million and $5.1 million used to fund business acquisitions. Financing activities for 1999 used $12.9 million consisting primarily of $13.0 million used for long-term debt repayments. Principal payments on the term loans will total $16.8 million in 2000.

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

The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). The Term Loans were fully drawn to finance a portion of the Recapitalization, and scheduled principal payments for 1999, totaling $8.8 million, were made in a timely manner.

The Term Loans are payable in equal quarterly installments (1) subject to an amortization schedule as follows (in thousands):

Year	Amount
2000	$16,800
2001	$31,800
2002	$31,800
2003	$36,800
2004	$85,500
2005	$83,700

(1) The first three quarterly principal installments for 2004 shall be $450,000 with the final installment for that year equal to $84,150,000. For 2005, the first three installments shall be equal to $225,000 and the final installment shall be equal to $83,025,000.

The Term Loans and the Notes are subject to customary terms, covenants and conditions which partially restrict the uses of future cash flow by the Company. In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999 due to the decline in extended care rental revenue discussed previously, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of this Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Credit and Guarantee Agreement dated November 3, 1997 (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $10.0 million, will amortize over three years beginning March 31, 2001. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. At December 31, 1999, the Acquisition Facility and Revolving Facility had balances of $10.0 million and $6.0 million, respectively. Additionally, the Company had two Letters of Credit in the amount of $3.5 million. As a result of the Amendment completed on February 17, 2000, the aggregate availability under the Revolving Facility was $40.5 million.

Indebtedness under the Senior Credit Facilities, as amended, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 2.00% in respect of the Tranche B Term Loans and 2.25% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 3.00% in respect of Tranche B Term Loans and 3.25% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into three interest rate protection agreements whereby the base interest rate on $245.0 million of the term loans is fixed at an average rate of approximately 5.31% through December 2000.

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

The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted above, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility.

The Senior Credit Agreement contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, change of control of the Company and failure of any guaranty, security document, security interest or subordination provision supporting the Bank Credit Agreement to be in full force and effect.

As part of the Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of December 31, 1999 the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

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

At December 31, 1999, cash and cash equivalents of $7.4 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 2000. Also at year-end, the Company was committed to purchase approximately $5.3 million of inventory associated with new products over the next year. The Company did not have any other material purchase commitments.

Known Trends or Uncertainties

Euro Currency

On January 1, 1999, the European Economic and Monetary Union ("EMU") entered a three-year transition period during which a new common currency, the "Euro", was introduced in participating countries and fixed conversion rates were established through the European Central Bank ("ECB") between existing local currencies and the Euro. Since then the Euro has traded on currency exchanges.

Following the introduction of the Euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the Euro or local currency under the EMU's "no compulsion, no prohibition" principle.

Based on its evaluation to date, management believes that the introduction of the Euro will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, uncertainty exists as to the effects the Euro will have in the marketplace, and there is no guarantee that all issues have been foreseen and corrected or that other third parties will address the conversion successfully.

The Company has reviewed its information systems software and identified modifications necessary to ensure that business transactions can be conducted in a manner consistent with the requirements of the conversion to the Euro. Certain of these modifications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the Euro conversion to be immaterial.

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

Reimbursement

The implementation of a prospective payment system for extended care facilities has changed the way skilled nursing facilities buy and rent products. The effect of this change has been to sharply reduce the Company's revenues in the extended care market. The Company believes that in the long term, under a fixed payment system, decisions on selecting the products and services used in patient care will be based on clinical and cost effectiveness. The Company's innovative and extensive product continuum significantly improves clinical outcomes while reducing the cost of patient care should allow it to compete effectively in this environment. Home Health PPS is scheduled to be implemented on October 1, 2000. Although it is difficult to predict the impact which Home Health PPS will have on the overall home health market, the Company does not believe that the implementation of Home Health PPS will have a material impact on the Company's business.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $1.7 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of its vendors and suppliers. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB Statement No. 133 was amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 and is effective for years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

Interest Rate Risk

At December 31, 1999, approximately 11.4% of the Company's long-term debt bore interest at variable rates. These variable-rate facilities bear interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" and (ii) the federal funds effective rate from time to time plus 0.50%) or the Eurodollar Rate (as defined) for one, two, three or six months plus associated credit risk factors from 1.75% to 2.75% depending on the base rate and maturity (see Note 5 to the Company's consolidated financial statements).

In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into two interest rate protection agreements which effectively fix the base borrowing rate on 81.0% of the Company's variable rate debt as follows (dollars in millions):

		Fixed Base
Swap		Interest
Maturity	Amount	Rate
01/08/2002	$150.0	5.5775%
12/29/2000	95.0	4.8950%

As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk

The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate the exposure to translation and/or transaction risk. International operations reported operating profit of $15.7 million for the year ended December 31, 1999. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 1999 would change the Company's 1999 net income by approximately $875,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

Item 8. Financial Statements and Supplementary Data
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

		December 31,
	1999	1998
ASSETS

Current assets:
Cash and cash equivalents	$7,362	$4,366
Accounts receivable, net	79,508	79,411
Inventories, net	21,955	28,662
Prepaid expenses and other current assets	10,142	14,552
Total current assets	118,967	126,991

Net property, plant and equipment	74,068	77,950
Loan issuance cost, less accumulated amortization
of $5,002 in 1999 and $2,687 in 1998	13,234	15,380
Goodwill, less accumulated amortization of $20,559
in 1999 and $17,323 in 1998	52,300	54,327
Other assets, less accumulated amortization of
$4,152 in 1999 and $3,425 in 1998	24,692	31,469
	$283,261	$306,117

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,787	$3,438
Accrued expenses	34,400	35,321
Current installments of long-term obligations	16,800	8,800
Current installments of capital lease obligations	67	150
Income tax payable	2,431	2,689
Total current liabilities	56,485	50,398

Long-term obligations, net of current installments	486,075	507,055
Capital lease obligations, net of current installments	313	129
Deferred income taxes, net	5,123	10,123
	547,996	567,705

Shareholders' deficit:
Common stock; issued and outstanding 70,915 in
1999 and in 1998	71	71
Retained deficit	(259,435)	(259,121)
Accumulated other comprehensive loss	(5,371)	(2,538)
	(264,735)	(261,588)

	$283,261	$306,117

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997
Revenue:
Rental and service	$245,983	$258,482	$247,890
Sales and other	75,465	71,989	59,026
Total revenue	321,448	330,471	306,916

Rental expenses	166,878	165,461	156,179
Cost of goods sold	31,348	27,881	23,673
	198,226	193,342	179,852
Gross profit	123,222	137,129	127,064

Selling, general and administrative expenses	75,406	69,569	62,654
Recapitalization expenses	-	-	34,361
Operating earnings	47,816	67,560	30,049

Interest income	348	616	2,263
Interest expense	(46,502)	(48,594)	(10,173)
Foreign currency gain (loss)	(1,356)	20	(1,106)
Earnings before income taxes and minority
interest	306	19,602	21,033
Income taxes	620	7,851	8,403
Earnings (loss) before minority interest	(314)	11,751	12,630
Minority interest in subsidiary loss (gain)	-	25	(25)
Net earnings (loss)	(314)	$11,776	$12,605

Earnings (loss) per common share	$-	$0.17	$0.08

Earnings (loss) per common share --
assuming dilution	$-	$0.16	$0.08

Average common shares:
Basic (weighted average outstanding shares)	70,915	70,873	154,364
Diluted (weighted average outstanding shares)	73,254	73,233	159,640

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net earnings (loss)	$(314)	$11,776	$12,605
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation	27,348	25,814	21,091
Amortization	7,187	5,964	2,989
Provision for uncollectible accounts receivable	10,839	3,707	5,888
Change in assets and liabilities net of effects from purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(11,664)	(7,808)	(24,920)
Decrease (increase) in inventories	6,332	(7,186)	(13)
Decrease (increase) in prepaid expenses and other	4,410	7,739	(11,199)
Increase (decrease) in accounts payable	(859)	4,715	392
Increase (decrease) in accrued expenses	(1,245)	(4,121)	1,896
Increase (decrease) in income taxes payable	(986)	2,689	(2,970)
Increase (decrease) in deferred income taxes, net	(4,273)	113	4,945
Increase (decrease) in non current deferred other	(8)	483	-
Net cash provided by operating activities	36,767	43,885	10,704
Cash flows from investing activities:
Additions to property, plant and equipment	(24,834)	(29,913)	(27,672)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	300	(700)	(2,850)
Dispositions of property, plant and equipment	2,488	2,207	2,620
Business acquired in purchase transactions, net of cash
acquired	(5,064)	(11,266)	(41,153)
Decrease (increase) in other assets	7,027	(2,806)	939
Net cash used by investing activities	(20,083)	(42,478)	(68,116)
Cash flows from financing activities:
Borrowing (repayment) of notes payable and long-term
obligations	(12,972)	(19,329)	534,701
Borrowing (repayment) of capital lease obligations	101	(172)	(333)
Loan issuance costs	-	(339)	(17,734)
Proceeds from the exercise of stock options	-	300	3,668
Purchase and retirement of treasury stock	-	-	(3,827)
Cash dividends paid to shareholders	-	-	(6,388)
Recapitalization costs-purchase of treasury stock	-	-	(631,606)
Recapitalization costs-proceeds from common stock
issuance	-	-	150,184
Recapitalization costs-fees and expenses	-	2,088	(8,626)
Recapitalization costs-amounts incurred in 1997, paid
in 1998	-	(41,652)	41,652
Other	-	(2)	253
Net cash provided (used) by financing activities	(12,871)	(59,106)	61,944
Effect of exchange rate changes on cash and cash
equivalents	(817)	311	(1,823)
Net increase (decrease) in cash and cash equivalents	2,996	(57,388)	2,709
Cash and cash equivalents, beginning of year	4,366	61,754	59,045
Cash and cash equivalents, end of year	$7,362	$4,366	$61,754

See accompanying notes to consolidated financial statements.
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit) Equity
Three Years Ended December 31, 1999
(in thousands, except per share data)
					Notes
					Receivable		Total
					from Officers	Accumulated	Share-
		Additional	Retained		for Exercise	Other	holders'
	Common	Paid-In	Earnings	Treasury	of Stock	Comprehensive	Equity
	Stock	Capital	(Deficit)	Stock	Options	Income (loss)	(Deficit)

Balances at December 31, 1996	$42	$-	$210,816	$-	$(335)	$555	$211,078
Net earnings	-	-	12,605	-	-	-	12,605
Foreign currency translation adjustment	-	-	-	-	-	(3,039)	(3,039)
Total comprehensive income							9,566
Exercise of stock options	-	2,019	-	-	335	-	2,354
Tax benefit realized from stock option plan	-	1,567	-	-	-	-	1,567
Treasury stock retired	-	15,330	(19,157)	-	-	-	(3,827)
Cash dividends on common stock --
$0.028 per share	-	-	(6,388)	-	-	-	(6,388)
Purchase of treasury stock	(32)	(18,916)	(612,658)	-	-	-	(631,606)
Proceeds from common stock issuance	7	-	150,177	-	-	-	150,184
Recapitalization fees and expenses	-	-	(8,626)	-	-	-	(8,626)
Balances at December 31, 1997	$17	$-	$(273,231)	$-	$-	$(2,484)	$(275,698)
Net earnings	-	-	11,776	-	-	-	11,776
Foreign currency translation adjustment	-	-	-	-	-	(54)	(54)
Total comprehensive income							11,722
Exercise of stock options	-	300	-	-	-	-	300
Reimbursement of recapitalization costs	-	1	2,087	-	-	-	2,088
Stock split	54	(54)	-	-	-	-	-
Reclass to retained earnings	-	(247)	247	-	-	-	-
Balances at December 31, 1998	$71	$-	$(259,121)	$-	$-	$(2,538)	$(261,588)
Net earnings (loss)	-	-	(314)	-	-	-	(314)
Foreign currency translation adjustment	-	-	-	-	-	(2,833)	(2,833)
Total comprehensive (loss)							(3,147)
Balances at December 31, 1999	$71	$-	$(259,435)	$-	$-	$(5,371)	$(264,735)

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Kinetic Concepts, Inc. ("KCI") and all subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 1999 presentation.

(b) Nature of Operations and Customer Concentration

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

The Company contracts with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 48% of the Company's revenue during 1999 was generated under national agreements with GPOs.

The Company operates directly in 13 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Sweden, Italy, Denmark, Ireland and Belgium. (see Note 14).

(c) Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met:

    A contract or sales arrangement exists.

    Products have been shipped or services have been rendered.

    The price of the products or services is fixed or determinable.

    Collectibility is reasonably assured.

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(f) Inventories

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

(j) Other Assets

Other assets consist principally of patents, trademarks, long-term investments, and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

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

(l) Common Stock

The Company is authorized to issue 400 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' Equity (Deficit)) and related footnotes have been restated to reflect the stock split.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(m) Earnings Per Share

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

From January 27, 1993 to January 31, 1999, the Company's wholly-owned captive insurance company, KCI Insurance Company, Ltd. (the "Captive"), reinsured the primary layer of commercial general liability, workers' compensation and auto liability insurance for certain of the Company's operating subsidiaries. On January 31, 1999, the captive insurance company was liquidated. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred based on actuarial reviews. The Company has obtained insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract.

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(r) Research and Development

The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 2% of the Company's total operating expenditures in each of the years ended December 31, 1999, 1998 and 1997.

(s) Interest Rate Protection Agreements

Periodically, the Company enters into interest rate protection agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rate change is accrued and recognized as an adjustment to interest expense related to the debt. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in these consolidated financial statements.

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

Also pursuant to the Transaction Agreement, the Investors were subsequently merged with and into the Company on January 5, 1998, with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, RCBA, Dr. James Leininger and Dr. Peter Leininger own 28.1 million, 18.6 million, 23.8 million and 400,000 shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There is currently one other shareholder and certain members of management have retained, and/or have been granted, additional options to purchase shares. The transactions have been accounted for as a recapitalization and as such, a step-up of assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded in retained earnings as a cash distribution to the selling shareholders.

During 1997, non-recurring costs in connection with the recapitalization of approximately $34.4 million were incurred and expensed. Additionally, financing costs of approximately $17.7 million have been deferred and are being amortized over the lives of the debt facilities.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

NOTE 3. Acquisitions and Dispositions

On February 1, 1997, the Company acquired the assets of H.F. Systems, Inc. of Los Angeles. H.F. Systems offered a line of therapeutic specialty support surfaces primarily to the California extended care marketplace. The Company acquired the assets of H.F. Systems in a single transaction for approximately $8.0 million in cash plus other consideration. H.F. Systems has been integrated into Kinetic Concepts' extensive distribution system and, as a result, the Company has benefited from the elimination of certain redundant expenses. H.F. Systems recorded revenue of approximately $7.0 million for 1996 and did not have a material impact on the Company's results of operations for 1999, 1998 or 1997.

During 1997, the Company acquired 90% of the outstanding capital stock of Ethos Medical Group, Ltd. located in Athlone, Ireland, for approximately $2.8 million in cash plus other consideration. During 1998, the Company acquired the remaining 10% of Ethos for approximately $300,000. Ethos manufactures the Keene Roto Rest trauma bed and other medical devices and rents specialty support surfaces to caregivers throughout Ireland. Ethos Medical's operating results did not have a material impact on the Company's results of operations for 1999, 1998 or 1997.

On July 31, 1997, the Company acquired the outstanding capital stock of Equi-Tron Mfg., Inc. located in Ontario, Canada, for approximately $3.2 million in cash plus other consideration. Equi-Tron Mfg., Inc. manufactures a line of products for bariatric patients used primarily in the home care market. The operating results of Equi-Tron Mfg., Inc. did not have a material impact on the Company's results of operations for 1999, 1998 or 1997.

On October 1, 1997, the Company acquired substantially all of the assets of RIK Medical, L.L.C. ("RIK"), a Delaware limited liability company. The Company paid approximately $23.3 million in cash for the acquisition plus an earn-out of up to $2.0 million. RIK was a manufacturer of non-powered therapeutic support surfaces based in Boulder, Colorado. The RIK products incorporate several unique and patented components and features. In 1998, the Company merged the manufacturing operation of RIK into its San Antonio manufacturing plant. The operating results of RIK Medical did not have a material impact on the Company's results of operations for 1999, 1998 or 1997.

On November 6, 1998, the Company acquired certain assets related to its medical devices business from Beiersdorf-Jobst, Inc. The assets were acquired for a total purchase price of approximately $14.5 million, when completed, subject to certain terms and conditions. Approximately $8.7 million of the total purchase price was paid during 1998. The remaining portion is to be paid subsequent to December 31, 1998. The acquired assets consisted of DVT prophylaxis medical devices, related disposables, equipment, technology and other intangible assets. The acquisition was funded through the Company's revolving credit line. The operating results of the acquired business did not have a material impact on the Company's results of operations for 1999 or 1998.

On January 31, 1999, the Company liquidated the assets and discontinued the operations of KCI Insurance Company Co., Ltd. (the "Captive") resulting in the return of cash to the Company of approximately $5.2 million which was used to pay down a portion of the long-term credit facility and other liabilities. The obligations remaining under the Captive as of that date have been assumed by the Company. The Company did not recognize any gain or loss as a result of this transaction.

The 1998 and 1997 acquisitions have been accounted for by the purchase method of accounting, and accordingly, the approximate purchase prices, shown above, have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition, with the

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

excess of the purchase prices over assigned asset values recorded as goodwill which the Company is amortizing over periods of 15-25 years. The results of operations of the acquisitions have been included in the Company's consolidated financial statements since the acquisition dates. Because the 1999, 1998 and 1997 acquisitions are not material to the Company's financial position or results of operations, pro forma results of operations are not presented.

NOTE 4. Supplemental Balance Sheet Data
Accounts receivable consist of the following (in thousands):
	December 31,
	1999	1998
Trade accounts receivable	$83,858	$81,740
Medicare V.A.C. receivables	15,460	5,142
Employee and other receivables	1,474	2,202
	100,792	89,084
Less: Allowance for doubtful receivables	(5,824)	(4,531)
Medicare V.A.C. receivable allowance	(15,460)	(5,142)
	$79,508	$79,411

Inventories consist of the following (in thousands):
	December 31,
	1999	1998

Finished goods	$8,549	$10,974
Work in process	1,566	4,203
Raw materials, supplies and parts	19,640	21,585
	29,755	36,762
Less amounts expected to be converted into
equipment for short-term rental	(7,800)	(8,100)
	$21,955	$28,662

Net property, plant and equipment consist of the following (in thousands):

	December 31,
	1999	1998
Land	$549	$649
Buildings	17,257	17,173
Equipment for short-term rental	134,056	135,158
Machinery, equipment and furniture	54,392	45,515
Leasehold improvements	1,840	1,696
Inventory to be converted into equipment	7,800	8,100
	215,894	208,291
Less accumulated depreciation	(141,826)	(130,341)
	$74,068	$77,950

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)
Accrued expenses consist of the following (in thousands):
	December 31,
	1999	1998
Payroll, commissions and related taxes	$11,481	$12,217
Interest expense	3,975	3,827
Insurance accruals	2,227	3,404
Other accrued expenses	16,717	15,873
	$34,400	35,321

NOTE 5. Long-Term Obligations

Long-term obligations consist of the following (in thousands):

	December 31,
	1999	1998
Senior Credit Facilities:
Revolving bank credit facility	$6,000	$10,000
Acquisition credit facility	10,000	10,000
Term loans:
Tranche A due 2003	110,000	117,000
Tranche B due 2004	88,200	89,100
Tranche C due 2005	88,200	89,100
	302,400	315,200
9 5/8% Senior Subordinated Notes Due 2007	200,000	200,000
	502,400	515,200
Less: Current installments	(16,800)	(8,800)
	485,600	506,400
Other	475	655
	$486,075	$507,055

In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999 due to the decline in extended care rental revenue discussed previously, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of this Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Credit and Guarantee Agreement dated November 3, 1997 (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $10.0 million, will amortize over three years beginning March 31, 2001.

Senior Credit Facilities

Indebtedness under the Senior Credit Facilities, as amended, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 2.00% in respect of the Tranche B Term Loans and 2.25% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 3.00% in respect of Tranche B Term Loans and 3.25% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into two interest rate protection agreements which effectively fix the base borrowing rate on 81.0% of the Company's variable rate debt as follows (dollars in millions):

		Fixed Base
Swap		Interest
Maturity	Amount	Rate
01/08/2002	$150.0	5.5775%
12/29/2000	95.0	4.8950%

As a result of interest rate protection agreements in place throughout 1999, the Company recorded an interest expense benefit of approximately $206,000 in 1999. The fair value of these agreements at December 31, 1999 is approximately $4.4 million.

The Revolving Loans may be repaid and reborrowed. Under the Bank Credit Agreement, the Company is required to pay to the Banks a commitment fee initially equal to 0.50% per annum, payable in arrears on a quarterly basis, on the average daily unused portion of the Revolving Credit Facility and Acquisition Facility during such quarter. The Company is also required to pay to the Banks participating in the Revolving Credit Facility letter of credit fees equal to the applicable margin then in effect with respect to Eurodollar loans under the Revolving Credit Facility on the face amount of each letter of credit outstanding and to the Bank issuing a letter of credit a fronting fee of 0.25% on the average daily stated amount of each outstanding letter of credit issued by such Bank, in each case payable in arrears on a quarterly basis. Bank of America and Bankers Trust will receive and continue to receive such other fees as have been separately agreed upon. At December 31, 1999, the aggregate availability under the Revolving Credit Facility was $40.5 million.

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Bank Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. On February 17, 2000, the Company and the Lenders agreed to an amendment to its $400.0 million Credit and Guarantee Agreement dated November 3, 1997. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility.

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

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any equity offering, the Company shall make such redemption not more than 120 days after the consummation of any such equity offering.

Interest paid during 1999, 1998 and 1997 was approximately $44.0 million, $47.0 million and $5.1 million, respectively.

Future maturities of long-term debt at December 31, 1999 are as follows (in thousands):

Year	Amount
2000	$ 16,800
2001	$ 35,133
2002	$ 35,133
2003	$ 46,134
2004	$ 85,500
Thereafter	$ 283,700

NOTE 6. Leasing Obligations

The Company is obligated for equipment under various capital leases which expire at various dates during the next five years. At December 31, 1999, the gross amount of equipment under capital leases totaled $619,000 and related accumulated depreciation totaled $547,000.

The Company leases computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases which expire at various dates over the next six years. Total rental expense for operating leases, net of sublease payments received, was $14.6 million, $13.4 million and $13.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2000	$ 112	$10,857
2001	111	8,053
2002	111	5,691
2003	111	3,431
2004	55	2,454
Later years	--	318
Total minimum lease payments	$ 500	$30,804
Less amount representing interest	120
Present value of net minimum
capital lease payments	380
Less current portion	67
Obligations under capital leases
excluding current installments	$ 313

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

NOTE 7. Income Taxes

Earnings before income taxes and minority interest consists of the following (in thousands):

	Year Ended December 31,
	1999	1998	1997
Domestic	$(12,925)	$ 8,050	$12,493
Foreign	13,231	11,552	8,540
	$ 306	$19,602	$21,033

Income tax expense attributable to income from continuing operations consists of the following (in thousands):

	Year Ended December 31, 1999
	Current	Deferred	Total
Federal	$-	$(3,930)	$(3,930)
State	328	(721)	(393)
International	5,175	(232)	4,943
	$5,503	$(4,883)	$620

	Year Ended December 31, 1998
	Current	Deferred	Total
Federal	$1,267	$1,441	$2,708
State	397	(38)	359
International	4,901	(117)	4,784
	$6,565	$1,286	$7,851

	Year Ended December 31, 1997
	Current	Deferred	Total
Federal	$145	$3,380	$3,525
State	19	1,105	1,124
International	3,549	205	3,754
	$3,713	$4,690	$8,403

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax income from continuing operations as a result of the following (in thousands):

	Year Ended December 31,
	1999	1998	1997

Computed "expected" tax expense	$107	$6,869	$7,353
Goodwill	451	365	317
State income taxes, net of Federal benefit	(255)	233	731
Tax-exempt interest from municipal bonds	(6)	(88)	(160)
Foreign income taxed at other than U.S. rates	(151)	496	417
carryforwards	(10)	(38)	(46)
Nonconsolidated foreign net operating loss	473	274	402
Foreign, other	62	(422)	(268)
Other, net	(51)	162	(343)
	$620	$7,851	$8,403

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

	1999	1998

Deferred Tax Assets:
Accounts receivable, principally due to allowance
for doubtful accounts	$2,860	$3,118
Intangible assets, deducted for book purposes but
capitalized and amortized for tax purposes	560	423
Foreign net operating loss carryforwards	842	274
Net operating loss carryforwards	3,862	-
Inventories, principally due to additional costs
capitalized for tax purposes pursuant to the
Tax Reform Act of 1986	1,272	814
Legal fees, capitalized and amortized for tax
purposes	533	533
Accrued liabilities	1,395	1,456
Foreign tax credits, available for carryback/carryforward	7,756	7,751
Deferred foreign tax asset	168	237
Other	4,065	3,204
Total gross deferred tax assets	23,313	17,810
Less valuation allowance	(842)	(274)
Net deferred tax assets	22,471	17,536

Deferred Tax Liabilities:
Plant and equipment, principally due to differences
in depreciation and basis	(26,261)	(25,949)
Deferred state tax liability	(1,329)	(1,709)
Other	(4)	(1)
Total gross deferred tax liabilities	(27,594)	(27,659)
Net deferred tax liability	$(5,123)	$(10,123)

At December 31, 1999, the Company had $2.2 million of operating loss carryforwards available to reduce future taxable income of certain international subsidiaries. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to loss carryforwards. Carryforwards of $1.3 million can be used indefinitely and the remainder expire from 2001 through 2003. Additionally, the Company had a foreign tax credit of approximately $4.2 million which will be carried forward to offset future tax liabilities.

The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

Income taxes paid during 1999, 1998 and 1997 were $7.3 million, $5.5 million and $12.1 million, respectively.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

NOTE 8. Shareholders' Equity and Employee Benefit Plans

Common Stock:

The Company is authorized to issue 400 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Changes in Shareholders' (Deficit) Equity) and related footnotes have been restated to reflect the stock split.

On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and Richard C. Blum & Associates, L.P. ("RCBA") (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased approximately 31.2 million shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $4.81 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 5), were used to purchase approximately 124.0 million shares of the Company's common stock from the selling shareholders at a price of $4.81 per share, net to seller and pay all related fees and expenses. The number of shares of Common Stock issued and outstanding at the end of 1999 and 1998 was 70,915,000.

Preferred Stock:

The Company is authorized to issue up to 20.0 million shares of Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 1999 and December 31, 1998, none were issued.

Investment Plan:

The Company has an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and the Company matches employee contributions up to a specified limit. In 1999, 1998 and 1997, the Company made matching contributions and charged to expense $923,000, $847,000 and $950,000, respectively.

NOTE 9. Stock Option Plans

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 1997, the Company's Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as adjusted, is approximately 4.8 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed seven (7) years. The Management Equity Plan supersedes all other stock option plans including the 1997 Kinetic Concepts, Inc. Stock Incentive Plan, the 1987 Kinetic Concepts, Inc. Key Contributor Stock Option Plan, the 1988 Kinetic Concepts, Inc. Directors Stock Option Plan, and the 1995 Kinetic Concepts, Inc. Senior Executive Management Stock Option Plan. As of December 31, 1997, all outstanding options granted under the superseded plans were 100% vested.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been calculated based on the assumption that the Company had accounted for its employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 1999, 1998 and 1997, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.3%, 5.0% and 5.6%, dividend yields of 0.9%, 1.1% and 1.1%, volatility factors of the expected market price of the Company's common stock of .23, .26 and .30 and a weighted-average expected option life of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) :

	1999	1998	1997
Net Earnings (Loss) as Reported	$(314)	$11,776	$12,605
Pro Forma Net Earnings (Loss)	$(2,405)	$9,650	$11,319

Earnings (Loss) Per Share as Reported
Earnings (Loss) per common share	$-	$0.17	$0.08
Earnings (Loss) per common share --
assuming dilution	$-	$0.16	$0.08

Pro Forma Earnings (Loss) Per Share
Earnings (Loss) per common share	$(0.03)	$0.14	$0.07
Earnings (Loss) per common share --
assuming dilution	$(0.03)	$0.13	$0.07

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The Company is not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. As a result, the pro forma compensation cost reflected above may not be representative of future results.

The following table summarizes information about stock options outstanding at December 31, 1999 (options in thousands):
		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of	Outstanding	Contract	Exercise	Exercisable	Exercise
Exercise Prices	At 12/31/99	Life (years)	Price	at 12/31/99	Price

$0.88 to $1.16	1,321	4.3	$1.05	1,321	$1.05
$1.25 to $2.38	657	4.6	$1.70	657	$1.70
$2.78 to $4.81	7,639	5.7	$4.26	4,820	$3.94
	9,617	5.4	$3.65	6,798	$3.16

A summary of the Company's stock option activity, and related information, for years ended December 31, 1999, 1998 and 1997 follows (options in thousands):
	1999		1998		1997
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options Outstanding -
Beginning of Year	9,693	$3.62	9,344	$3.55	13,356	$2.17
Granted	177	$4.81	631	$4.81	6,832	$4.36
Exercised	(167)	$2.87	(55)	$2.64	(10,436)	$2.35
Forfeited	(86)	$4.81	(227)	$3.19	(408)	$2.66
Options Outstanding-
End of Year	9,617	$3.65	9,693	$3.62	9,344	$3.55
Exercisable at End of Year	6,798	$3.16	5,398	$2.67	5,520	$2.67
Weighted-Average Fair
Value of Options
Granted During the Year		$1.65		$1.58		$1.60

Exercise prices for options outstanding as of December 31, 1999 ranged from $0.88 to $4.81. The weighted average remaining contractual life of those options is 5.4 years. The weighted average fair value of options granted during 1999 approximated the weighted average exercise price at the grant date.

Note 10. Other Comprehensive Income (Loss)

The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has no impact on the net earnings (loss) or shareholders' equity (deficit) of the Company. This standard requires disclosure of total non-owner changes in shareholders' equity (deficit), which is defined as net earnings

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

(loss) plus direct adjustments to shareholders' equity (deficit), such as equity (deficit) and cash investment adjustments and foreign currency translation adjustments. For KCI, other comprehensive income (loss) consists of net earnings (loss) plus foreign currency translation adjustments recorded in each period. For 1999, 1998 and 1997, the Company's comprehensive income (loss) was $(3.1) million, $11.7 million and $9.6 million, respectively. The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been provided.

Note 11. Other Assets

A summary of other long-term assets follows (in thousands):

	1999	1998
Investment in assets subject to
leveraged leases	$16,445	$16,445
Investment in long-term securities	-	5,281
Intangible assets	4,747	4,352
Deposits and other	7,652	8,816
	$28,844	$34,894
(Less) accumulated amortization	(4,152)	(3,425)
	$24,692	$31,469

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

Long-term securities in 1998 consisted primarily of government backed securities held by the Company's wholly-owned captive insurance company and were carried at market value, which were not significantly different than cost. The carrying value of the 1998 long-term securities approximated fair value. In the first quarter of 1999, the Company liquidated, at no gain or loss, the securities held by the captive insurance company and acquired letters of credit totaling $3.5 million to cover the remaining claims liability recorded by the Captive as of December 31, 1998.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Note 12. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	1999	1998	1997

Net earnings (loss)	$(314)	$11,776	$12,605
Average common shares:
Basic(weighted-average outstanding shares)	70,915	70,873	154,364
Dilutive potential common shares from stock options	2,339	2,360	5,276
Diluted (weighted-average outstanding shares)	73,254	73,233	159,640

Earnings (loss) per common share	$-	$0.17	$0.08

Earnings (loss) per common share - assuming dilution	$-	$0.16	$0.08

NOTE 13. Commitments and Contingencies

On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which had been granted in this case has recently been lifted and discovery in this case is scheduled to close in late 2000. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

The Company is a party to several lawsuits arising in the ordinary course of its business. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits and adjustments. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

Other than commitments for new product inventory, including disposable "for sale" products, of $5.3 million and the completion of the Jobst purchase, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

See discussion of the Company's self-insurance program at Note 1 and leases at Note 6.

NOTE 14. Segment and Geographic Information

The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in twelve primary countries internationally. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information".

The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. As of August 1, 1999, KCI New Technologies, Inc. ("NuTech") merged into KCI Licensing, which transferred NuTech's assets to KCI Therapeutic Services ("KCI USA"). The Company measures segment profit as operating profit, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating income and assets and prior years have been made to conform with the 1999 presentation. Information on segments and a reconciliation to income before interest, income taxes, foreign currency gains and losses and minority interest are as follows (in thousands):

	Year Ended December 31,
	1999	1998	1997
Revenue:
KCI USA	$235,256	$251,107	$234,280
KCI International	84,977	78,039	70,274
Other (1)	1,216	1,325	2,362
	$321,449	$330,471	$306,916
Operating Earnings:
KCI USA	$66,367	$86,809	$79,547
KCI International	15,733	15,308	11,284
Other (2)	(34,284)	(34,557)	(60,782)
	$47,816	$67,560	$30,049

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Depreciation and Amortization:
KCI USA	$19,324	$17,967	$13,603
KCI International	7,224	6,800	5,527
Other (3)	7,987	7,011	4,950
	$34,535	$31,778	$24,080
Total Assets:
KCI USA	$172,382	$185,229	$221,322
KCI International	58,023	58,064	65,020
Other (3)	52,856	62,824	64,809
	$283,261	$306,117	$351,151
Gross Capital Expenditures:
KCI USA	$10,062	$16,909	$23,228
KCI International	4,647	5,022	5,222
Other (3)	9,825	8,682	2,072
	$24,534	$30,613	$30,522

(1) Other revenue sources consist primarily of contract metal fabrication income.

(2) General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.

(3) Headquarter departments include executive, finance, legal, human resources, manufacturing and engineering departments.

The following is other selected geographic financial information of the Company (in thousands):

	Year Ended December 31,
	1999	1998	1997
Geographic location of long-lived assets:
Domestic	$145,887	$159,472	$149,349
Foreign	18,407	19,654	18,811
Total long-lived assets	$164,294	$179,126	$168,160

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

NOTE 15. Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter, as adjusted for the stock split, are summarized below:

	Year Ended December 31, 1999
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$80,211	$80,005	$79,689	$81,543
Operating earnings	$14,475	$13,554	$14,627	$5,160
Net earnings (loss)	$1,537	$976	$1,622	$(4,449)
Per share:
Earnings (loss) per common share	$0.02	$0.01	$0.02	$(0.06)
Earnings (loss) per common share
- assuming dilution	$0.02	$0.01	$0.02	$(0.06)
Average common shares:
Basic (Weighted average
outstanding shares)	70,915	70,915	70,915	70,915
Diluted (Weighted average
outstanding shares)	73,177	73,233	73,245	73,248

	Year Ended December 31, 1998
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$81,897	$81,358	$81,048	$86,168
Operating earnings	$17,190	$15,560	$18,669	$16,141
Net earnings	$2,986	$2,178	$3,792	$2,820
Per share:
Earnings per common share	$0.04	$0.03	$0.05	$0.04
Earnings per common share
- assuming dilution	$0.04	$0.03	$0.05	$0.04
Average common shares:
Basic (Weighted average
outstanding shares)	70,852	70,852	70,872	70,915
Diluted (Weighted average
outstanding shares)	73,304	73,300	73,264	73,273

Earnings (loss) per share for the full year may differ from the total of the quarterly earnings (loss) per share due to rounding differences.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

NOTE 16. Guarantor Condensed Consolidating Financial Statements

Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its subsidiaries (the "guarantor subsidiaries") act as guarantors. Certain other subsidiaries (the "non-guarantor subsidiaries") do not guarantee such debt.

The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of December 31, 1999 and 1998 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 1999.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Balance Sheet

December 31, 1999

(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$9,879	$(2,517)	$7,362
Accounts receivable, net	-	66,162	17,502	(4,156)	79,508
Inventories, net	-	12,873	9,082	-	21,955
Prepaid expenses and other
current assets	-	6,521	4,056	(435)	10,142
Total current assets	-	85,556	40,519	(7,108)	118,967

Net property, plant and equipment	-	76,234	9,151	(11,317)	74,068
Loan issuance cost, net	-	13,234	-	-	13,234
Goodwill, net	-	47,332	4,968	-	52,300
Other assets, net	-	24,549	143	-	24,692
Intercompany investments and
advances	(264,736)	469,263	4,120	(208,647)	-
Total assets	$(264,736)	$716,168	$58,901	$(227,072)	$283,261

LIABILITIES AND
SHAREHOLDERS EQUITY (DEFICIT)

Accounts payable	$-	$3,127	$2,179	$(2,519)	$2,787
Accrued expenses	-	26,569	7,831	-	34,400
Current installments on long-
term obligations	-	16,800	-	-	16,800
Intercompany payables	-	7,295	-	(7,295)	-
Current installments of capital
lease obligations	-	67	-	-	67
Income tax payable	-	-	2,866	(435)	2,431
Total current liabilities	-	53,858	12,876	(10,249)	56,485
Long-term obligations excluding
current installments	-	486,075	-	-	486,075
Capital lease obligations, excluding
current installments	-	312	1	-	313
Deferred income taxes, net	-	15,126	-	(10,003)	5,123
Total liabilities	-	555,371	12,877	(20,252)	547,996
Shareholders' equity (deficit)	(264,736)	160,797	46,024	(206,820)	(264,735)
Total liabilities and equity (deficit)	$(264,736)	$716,168	$58,901	$(227,072)	$283,261

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Balance Sheet

December 31, 1998

(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$9,543	$(5,177)	$4,366
Accounts receivable, net	-	66,372	17,474	(4,435)	79,411
Inventories, net	-	18,971	9,691	-	28,662
Prepaid expenses and other
current assets	-	11,240	3,312	-	14,552
Total current assets	-	96,583	40,020	(9,612)	126,991

Net property, plant and equipment	-	79,110	9,717	(10,877)	77,950
Loan issuance cost, net	-	15,380	-	-	15,380
Goodwill, net	-	49,033	5,294	-	54,327
Other assets, net	-	31,417	52	-	31,469
Intercompany investments and
advances	(261,588)	460,361	1,104	(199,877)	-
Total assets	$(261,588)	$731,884	$56,187	$(220,366)	$306,117

LIABILITIES AND
SHAREHOLDERS EQUITY (DEFICIT)

Accounts payable	$-	$6,512	$2,104	$(5,178)	$3,438
Accrued expenses	-	27,015	8,306	-	35,321
Current installments on long-
term obligations	-	8,800	-	-	8,800
Intercompany payables	-	6,151	3,765	(9,916)	-
Current installments of capital
lease obligations	-	150	-	-	150
Income tax payable	-	1,612	1,077	-	2,689
Total current liabilities	-	50,240	15,252	(15,094)	50,398
Long-term obligations excluding
current installments	-	507,055	-	-	507,055
Capital lease obligations, excluding
current installments	-	99	30	-	129
Deferred income taxes, net	-	15,519	-	(5,396)	10,123
Total liabilities	-	572,913	15,282	(20,490)	567,705
Shareholders' equity (deficit)	(261,588)	158,971	40,905	(199,876)	(261,588)
Total liabilities and equity (deficit)	$(261,588)	$731,884	$56,187	$(220,366)	$306,117

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Operations

For the year ended December 31, 1999

(in thousands)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$-	$189,092	$56,891	$-	$245,983
Sales and other	-	59,894	29,090	(10,519)	75,465
Total revenue	-	248,986	82,981	(10,519)	321,448

Rental expenses	-	119,430	47,448	-	166,878
Cost of goods sold	-	27,788	10,512	(6,952)	31,348
	-	147,218	57,960	(6,952)	198,226

Gross profit	-	101,768	25,021	(3,567)	123,222

Selling, general and administrative
expenses	-	69,531	5,875	-	75,406
Operating earnings	-	32,237	19,146	(3,567)	47,816

Interest income	-	155	193	-	348
Interest expense	-	(46,502)	-	-	(46,502)
Foreign currency loss	-	(1,298)	(58)	-	(1,356)
Earnings (loss) before income
taxes	-	(15,408)	19,281	(3,567)	306
Income tax	-	(6,016)	8,063	(1,427)	620

Earnings (loss) before equity in
earnings of subsidiaries	-	(9,392)	11,218	(2,140)	(314)
Equity in earnings (loss) of
subsidiaries	(314)	11,218	-	(10,904)	-
Net earnings (loss)	$(314)	$1,826	$11,218	$(13,044)	$(314)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Earnings

For the year ended December 31, 1998

(in thousands)
	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$-	$208,363	$50,119	$-	$258,482
Sales and other	-	59,193	23,567	(10,771)	71,989
Total revenue	-	267,556	73,686	(10,771)	330,471

Rental expenses	-	121,034	44,427	-	165,461
Cost of goods sold	-	20,931	12,470	(5,520)	27,881
	-	141,965	56,897	(5,520)	193,342

Gross profit	-	125,591	16,789	(5,251)	137,129

Selling, general and administrative
expenses	-	64,924	4,645	-	69,569
Operating earnings	-	60,667	12,144	(5,251)	67,560

Interest income	-	334	282	-	616
Interest expense	-	(48,594)	-	-	(48,594)
Foreign currency gain(loss)	-	1,031	(1,011)	-	20
Earnings before income
taxes and minority interest	-	13,438	11,415	(5,251)	19,602
Income tax	-	5,167	4,784	(2,100)	7,851
Minority interest	-	-	25	-	25

Earnings before equity in
earnings of subsidiaries	-	8,271	6,656	(3,151)	11,776
Equity in earnings of subsidiaries	11,776	6,656	-	(18,432)	-
Net earnings	$11,776	$14,927	$6,656	$(21,583)	$11,776

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Earnings

For the year ended December 31, 1997

(in thousands)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$-	$202,938	$44,952	$-	$247,890
Sales and other	42,290	36,777	21,190	(41,231)	59,026
Total revenue	42,290	239,715	66,142	(41,231)	306,916

Rental expenses	-	123,346	40,946	(8,113)	156,179
Cost of goods sold	30,335	9,379	12,791	(28,832)	23,673
	30,335	132,725	53,737	(36,945)	179,852

Gross profit	11,955	106,990	12,405	(4,286)	127,064

Selling, general and administrative
expenses	8,796	44,090	9,768	-	62,654
Recapitalization expense	-	34,361	-	-	34,361
Operating earnings	3,159	28,539	2,637	(4,286)	30,049

Interest income	278	1,527	458	-	2,263
Interest expense	(9,736)	(1,176)	-	739	(10,173)
Foreign currency loss	-	-	(1,106)	-	(1,106)
Earnings (loss) before income
taxes and minority interest	(6,299)	28,890	1,989	(3,547)	21,033
Income tax	(2,483)	11,169	1,381	(1,664)	8,403
Minority interest	-	-	(25)	-	(25)

Earnings (loss) before equity in
earnings of subsidiaries	(3,816)	17,721	583	(1,883)	12,605
Equity in earnings of subsidiaries	16,421	583	-	(17,004)	-
Net earnings	$12,605	$18,304	$583	$(18,887)	$12,605

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Cash Flows

For year ended December 31, 1999

(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings (loss)	$(314)	$1,826	$11,218	$(13,044)	$(314)
Adjustments to reconcile net
earnings (loss) to net cash
provided by operating activities	314	28,795	7,374	598	37,081
Net cash provided by operating
activities	-	30,621	18,592	(12,446)	36,767
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(27,457)	(5,896)	8,519	(24,834)
Decrease in inventory to be
converted into equipment for
short-term rental	-	300	-	-	300
Dispositions of property, plant
and equipment	-	1,724	764	-	2,488
Businesses acquired in purchase
transactions, net of cash acquired	-	(5,064)	-	-	(5,064)
Decrease (increase) in other
Decrease (increase) in other assets	-	7,242	(215)	-	7,027
Net cash used by investing activities	-	(23,255)	(5,347)	8,519	(20,083)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(12,972)	-	-	(12,972)
Borrowings (repayments) of capital
lease obligations	-	130	(29)	-	101
Proceeds (payments) on inter-
company investments and
advances	837	5,457	(4,767)	(1,527)	-
Cash dividends paid to
shareholders	-	-	(5,644)	5,644	-
Other	(837)	19	(2,469)	3,287	-
Net cash used by financing activities	-	(7,366)	(12,909)	7,404	(12,871)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(817)	(817)
Net increase in cash and cash
equivalents	-	-	336	2,660	2,996
Cash and cash equivalents,
beginning of year	-	-	9,543	(5,177)	4,366
Cash and cash equivalents, end
of year	$-	$-	$9,879	$(2,517)	$7,362

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Cash Flows

For year ended December 31, 1998

(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$11,776	$14,927	$6,656	$(21,583)	$11,776
Adjustments to reconcile net
earnings to net cash provided
by operating activities	(9,767)	33,837	4,695	3,344	32,109
Net cash provided by operating
activities	2,009	48,764	11,351	(18,239)	43,885
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(31,166)	(7,512)	8,765	(29,913)
Increase in inventory to be
converted into equipment for
short-term rental	-	(700)	-	-	(700)
Dispositions of property, plant
and equipment	-	755	1,452	-	2,207
Businesses acquired in purchase
transactions, net of cash
acquired	-	(10,939)	(327)	-	(11,266)
Decrease (increase) in other assets	-	(3,054)	248	-	(2,806)
Net cash used by investing
activities	-	(45,104)	(6,139)	8,765	(42,478)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(19,329)	-	-	(19,329)
Repayments of capital lease
obligations	-	(145)	(27)	-	(172)
Loan issuance costs	-	(339)	-	-	(339)
Proceeds from the exercise of
stock options	300	-	-	-	300
Proceeds (payments) on inter-
company investments and
advances	(6,340)	15,003	(5,510)	(3,153)	-
Cash dividends paid to
shareholders	-	-	(8,651)	8,651	-
Recapitalization costs - fees and
expenses	2,088	-	-	-	2,088
Recapitalization costs - amount
incurred in 1997, paid in 1998	-	(41,652)	-	-	(41,652)
Other	1,943	(1,637)	1,204	(1,512)	(2)
Net cash used by financing
activities	(2,009)	(48,099)	(12,984)	3,986	(59,106)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	311	311
Net decrease in cash and cash
equivalents	-	(44,439)	(7,772)	(5,177)	(57,388)
Cash and cash equivalents,
beginning of year	-	44,439	17,315	-	61,754
Cash and cash equivalents, end of
year	$-	$-	$9,543	$(5,177)	$4,366

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - (continued)

Condensed Consolidating Guarantor, Non-Guarantor And

Parent Company Statement of Cash Flows

For year ended December 31, 1997

(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$12,605	$18,304	$583	$(18,887)	$12,605
Adjustments to reconcile net
earnings to net cash provided
(used) by operating activities	(19,424)	(5,196)	2,355	20,364	(1,901)
Net cash provided (used) by
operating activities	(6,819)	13,108	2,938	1,477	10,704
Cash flows from investing
activities:
Additions to property, plant and
equipment	(1,624)	(22,565)	(5,698)	2,215	(27,672)
Increase in inventory to be
converted into equipment for
short-term rental	(2,850)	-	-	-	(2,850)
Dispositions of property, plant and
equipment	-	521	2,099	-	2,620
Businesses acquired in purchase
transactions, net of cash
acquired	-	(38,266)	(2,886)	(1)	(41,153)
Decrease in other assets	4,583	1,709	2,990	(8,343)	939
Net cash provided (used) by
investing activities	109	(58,601)	(3,495)	(6,129)	(68,116)
Cash flows from financing activities:
Borrowings of notes payable and
long-term obligations	534,500	201	-	-	534,701
Borrowings (repayments) of
capital lease obligations	(71)	-	8	(270)	(333)
Loan issuance costs	(6)	(17,728)	-	-	(17,734)
Proceeds from the exercise of
stock options	3,668	-	-	-	3,668
Proceeds (payments) on inter-
company investments and
advances	(71,983)	59,803	7,521	4,659	-
Purchase and retirement of
treasury stock	(3,827)	-	-	-	(3,827)
Cash dividends paid to
shareholders	(6,388)	-	-	-	(6,388)
Recapitalization costs - purchase
of treasury stock	(631,606)	-	-	-	(631,606)
Recapitalization costs - proceeds
from C/S issuance	150,184	-	-	-	150,184
Recapitalization costs - fees and
expenses	(8,626)	-	-	-	(8,626)
Recapitalization costs - amounts
not yet paid	41,652	-	-	-	41,652
Other	(787)	(2,598)	(4,141)	7,779	253
Net cash provided by financing
activities	6,710	39,678	3,388	12,168	61,944
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(1,823)	(1,823)
Net increase (decrease) in cash and
cash equivalents	-	(5,815)	2,831	5,693	2,709
Cash and cash equivalents,
beginning of year	-	50,286	14,485	(5,726)	59,045
Cash and cash equivalents, end of
year	$-	$44,471	$17,316	$(33)	$61,754

Report of Independent Auditors

The Board of Directors and Shareholders

Kinetic Concepts, Inc.:

We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' (deficit) equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

-------------------------

Ernst & Young LLP

San Antonio, Texas

February 15, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting Matters and Financial Disclosure

Within the twenty-four month period prior to the date of Registrant's most recent financial statements, no Form 8-K recording a change of accountants due to a disagreement on any matter of accounting principles, practices or financial statement disclosures has been filed with the Commission.

PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with certain other key personnel.

Name	Age	Position
Robert Jaunich II	59	Chairman of the Board
Raymond R. Hannigan	60	Director, President and Chief Executive Officer
James R. Leininger M.D.	55	Director, Chairman Emeritus
James T. Farrell	35	Director
N. Colin Lind	43	Director
Charles N. Martin	53	Director
Donald E. Steen	57	Director
Jeffrey W. Ubben	38	Director
Dennis E. Noll	45	Senior Vice President, General Counsel and Secretary
Christopher M. Fashek	50	President, KCI USA
Frank DiLazzaro	41	President, KCI International
William M. Brown	57	Vice President and Chief Financial Officer
Richard C. Vogel	45	Senior Vice President, Licensing and Acquisitions
Michael J. Burke	52	Vice President, Manufacturing
Martin J. Landon	40	Vice President, Accounting and Corporate Controller
Larry Baker	46	Vice President, Human Resources

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

Item 10. Directors and Executive Officers of the Registrant (continued)

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

Charles N. Martin became a director in 1998. Mr. Martin is Chief Executive Officer and President of Vanguard Health Systems. From January 1992 to January 1997, Mr. Martin served as Chairman, President and Chief Executive Officer of OrNda Health Corp. Starting in 1987 through January 1992, Mr. Martin served as President, Director and Chief Operating Officer for HealthTrust Inc. Mr. Martin serves as a director of Heritage Health Systems, Ambulatory Resource Centres, the Center for Professional Excellence and UniPhy.

Donald E. Steen became a director in 1998. Mr. Steen is Chairman of the Board of United Surgical Partners International, Inc. ("USP"). Prior to USP, Mr. Steen served as President of the International group of Columbia/HCA. He was formerly President of the Western Group of Columbia/HCA. Prior to joining Columbia/HCA, Mr. Steen served as President and Chief Executive Officer of Medical Care America, the holding company of Medical Care International, Inc. and Critical Care America, Inc. Mr. Steen currently serves on the Board of Directors of several health care companies.

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

Christopher M. Fashek joined the Company in February 1995 as President, KCI USA. Prior to joining the Company, he served as General Manager, Sterling Winthrop, New Zealand since February 1993, and served as Vice President Sales of Sterling Health USA from 1989 until February 1993.

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

Item 10. Directors and Executive Officers of the Registrant (continued)

Richard C. Vogel joined the Company as its Vice President and General Manager, NuTech on July 1, 1996. In June 1999, Mr. Vogel was appointed as the Senior Vice President, Licensing and Acquisitions of the Company. Prior to joining the Company, Mr. Vogel served as Executive Vice President of Vestar, Inc., a California-based biotechnology company.

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

Larry P. Baker joined the Company in January 1987 as the Director of Human Resources and was promoted to Vice President of Corporate Services in January 1993. In September 1996, Mr. Baker was promoted to the position of Vice President of Human Resources. Prior to joining the Company, Mr. Baker worked for Carterfone Communications Corporation, a subsidiary of Cable & Wireless, PLC, in senior management positions from June 1977 through December 1986.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
				LONG-
				TERM
				COMPEN-
				SATION
ANNUAL COMPENSATION				AWARDS

				Securities	(1)
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation

Raymond R. Hannigan	1999	$322,500	$ 75,000	--	$ 5,080
Chief Executive Officer,	1998	322,500	64,500	--	5,214
& President	1997	300,000	433,100	816,000	5,583

William M. Brown	1999	$220,500	$ 48,500	--	$ 3,598
Vice President, Chief	1998	107,500	43,000	400,000	21,206
Financial Officer	1997	--	--	--	--

Frank DiLazzaro	1999	$200,000	$ 68,000	--	$ 1,567
President,	1998	188,667	52,920	--	1,695
KCI International, Inc.	1997	181,000	390,323	352,000	1,409

Christopher M. Fashek	1999	$230,083	$ 23,750	--	$ 2,357
President & Chief Executive	1998	219,000	16,650	--	2,338
Officer, KCI Therapeutic	1997	206,750	362,637	473,600	2,256
Services, Inc.

Dennis E. Noll	1999	$197,500	$ 35,500	--	$ 1,574
Senior Vice-President,	1998	187,750	36,225	--	1,612
General Counsel & Secretary	1997	177,688	293,390	352,000	1,623

(1) The "All Other Compensation" column includes a Company contribution of $1,000 in 1999 and 1998 and $500 in 1997 to the Company's 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer. The personal benefits provided to each of the named executive officers under various Company programs did not exceed 10% of the individual's combined salary and bonus in any year except for Mr. Brown. Mr. Brown received reimbursement for relocation costs of $17,065 and a car allowance of $3,000 in 1998.

Item 11. Executive Compensation (continued)

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

No options were granted or exercised during 1999.

FISCAL YEAR-END OPTION VALUE

The following table sets forth certain information concerning the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 1999.

	Number of	Value of
	Underlying	Unexercised
	Unexercised	In-the-Money
	Options	Options at
	at FY-End	FY-End
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable(1)

Raymond R. Hannigan	1,107,200	$ 2,651,500
	460,800	-

William M. Brown	80,000	-
	320,000	-

Frank DiLazzaro	522,120	$ 800,568
	192,000	-

Christopher M. Fashek	735,840	$ 1,104,375
	264,960	-

Dennis E. Noll	328,000	$ 331,250
	192,000	-

(1) The Company's Common Stock is no longer publicly traded. For purposes of this calculation, the fair market value of the Common Stock was assumed to be $4.8125 per share.

Item 12. Security Ownership of Certain Beneficial Owners

and Management

SECURITIES HOLDINGS OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND OFFICERS

Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's outstanding common stock, each director, nominee for director, named executive officer (as defined on page 70 hereof) and all directors and executive officers of the Company as a group, owned beneficially as of March 1, 2000, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

	Shares of Common Stock
	Beneficially owned as of	Percent
	March 1, 2000 (1)	of Class
James R. Leininger, M.D.	23,756,880	30.6%
8023 Vantage Drive
San Antonio, TX 78230
Fremont Partners L.P.	28,119,688	36.2%
and certain related parties
50 Fremont Street, Suite 3700
San Francisco, CA 94105
Richard C. Blum & Associates	18,576,040	23.9%
and certain related parties
909 Montgomery Street, Suite 400
San Francisco, CA 84133
Raymond R. Hannigan (2)	1,107,200	1.4%
James T. Farrell (3)	-
Robert Jaunich II (3)	-
N. Colin Lind (4)	-
Jeffrey W. Ubben (4)	-
Charles N. Martin (5)	-
Donald E. Steen (5)	64,200	*
Christopher M. Fashek (2)	735,840	*
Frank DiLazzaro (2)	522,120	*
Dennis E. Noll (2)	328,000	*
William M. Brown (2)	80,000	*
Larry P. Baker (2) All directors and executive officers	257,440	*
as a group (13 persons)(2)	3,094,800	4.0%

  Less than one (1%) percent

  Except as otherwise indicated in the following notes, the persons named in the table directly own the number of shares indicated in the table and have the sole voting power and investment power with respect to all of such shares. Shares beneficially owned include options exercisable as of May 30, 2000.

  The shares shown represent shares of Common Stock which such persons have the right to acquire under stock options granted by the Company as of May 30, 2000.

  Messrs. Farrell and Jaunich are managing directors of Fremont Partners, L.P. and certain of its related parties ("Fremont"). The Shares shown do not include the Shares beneficially owned by Fremont.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

  Messrs. Lind and Ubben are managing directors of Richard C. Blum & Associates, L.P. and certain of its related parties ("RCBA"). The Shares shown do not include the Shares beneficially owned by RCBA.

  Messrs. Martin and Steen are outside directors and are not affiliated with Fremont Partners, LP or Richard C. Blum and Associates, L.P.

Item 13. Certain Relationships and Related Transactions

The Company did not have any related party transactions in 1999 which require disclosure under this Item 13.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports

on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements are filed as a part of this report:

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the three years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Auditors

2. Financial Statement Schedules

The following consolidated financial statement schedules for each of the years in the three-year period ended December 31, 1999 are filed as part of this Report:

Schedule VIII - Valuation and Qualifying Accounts - Years ended

December 31, 1999, 1998 and 1997

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports

on Form 8-K (continued)

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

Exhibits (continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 24, 2000.

KINETIC CONCEPTS, INC.

By: ________________________________

Robert Jaunich II, Chairman of the

Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

By: ________________________________

Robert Jaunich II

Chairman of the Board of

Directors

By:_________________________________

Raymond R. Hannigan

Chief Executive Officer and

President

By: _________________________________

William M. Brown

Vice President, and

Chief Financial Officer

(Principal Accounting Officer)

Date March 24, 2000 March 24, 2000 March 24, 2000

SIGNATURES (continued)

Signature

By: ________________________________

James R. Leininger M.D.

Director

By: ________________________________

James T. Farrell

Director

By: ________________________________

N. Colin Lind

Director

By: ________________________________

Charles N. Martin

Director

By: ________________________________

Donald E. Steen

Director

By: ________________________________

Jeffrey W. Ubben

Director

Date March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000

Schedule VIII

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Three years ended December 31, 1999

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/97 Balance at End of Period
Allowance for doubtful accounts	$ 7,532	$ 5,888	$ -	$ 2,216	$ 11,204
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/98 Balance at End of Period
Allowance for doubtful accounts	$ 11,204	$ 3,707	$ -	$ 5,238	$ 9,673
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/99 Balance at End of Period
Allowance for doubtful accounts	$ 9,673	$ 10,839	$ 5,540	$ 4,768	$ 21,284

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 24, 2000.

KINETIC CONCEPTS, INC.

By: /S/ ROBERT JAUNICH II

Robert Jaunich II

Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures /S/ ROBERT JAUNICH II Robert Jaunich II	Title Chairman of the Board of Directors	Date March 24, 2000

/S/ RAYMOND R. HANNIGAN

Raymond R. Hannigan

/S/ WILLIAM M. BROWN

William M. Brown

/S/ JAMES R. LEININGER, M.D.

James R. Leininger, M.D

/S/ JAMES T. FARRELL

James T. Farrell

/S/ N. COLIN LIND

N. Colin Lind

/S/ CHARLES N. MARTIN

Charles N. Martin

/S/ DONALD E. STEEN

Donald E. Steen

/S/ JEFF UBBEN

Jeff Ubben

	Chief Executive Officer and President Vice President, and Chief Financial Officer Director Director Director Director Director Director	March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000 March 24, 2000