Form 10-Q
period 2000-03-31
KINETIC CONCEPTS INC /TX/
filed 2000-05-12
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

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

Common Stock:   70,915,008 shares as of March 1, 2000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
	2000	1999
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 8,384	$ 7,362
Accounts receivable, net	80,588	79,508
Inventories, net	22,193	21,955
Prepaid expenses and other current assets	10,089	10,142
Total current assets	121,254	118,967

Net property, plant and equipment	70,440	74,068
Loan issuance cost, less accumulated amortization
of $5,581 in 2000 and $5,002 in 1999	12,655	13,234
Goodwill, less accumulated amortization of $21,478
in 2000 and $20,559 in 1999	51,382	52,300
Other assets, less accumulated amortization of
$4,287 in 2000 and $4,152 in 1999	25,313	24,692
	$ 281,044	$ 283,261
LIABILITIES AND SHAREHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$ 4,370	$ 2,787
Accrued expenses	39,093	34,400
Current installments of long-term obligations	21,312	16,800
Current installments of capital lease obligations	100	67
Income taxes payable	3,231	2,431
Total current liabilities	68,106	56,485

Long-term obligations, net of current installments	472,009	486,075
Capital lease obligations, net of current installments	346	313
Deferred income taxes, net	4,955	5,123
	545,416	547,996
Shareholders' deficit:
Common stock; issued and outstanding 70,915
in 2000 and in 1999	71	71
Retained deficit	(257,968)	(259,435)
Accumulated other comprehensive loss	(6,475)	(5,371)
	(264,372)	(264,735)
	$ 281,044	$ 283,261

See accompanying notes to condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)
	Three months ended
	March 31,
	2000	1999
Revenue:
Rental and service	$ 65,310	$ 62,515
Sales and other	17,392	17,696
Total revenue	82,702	80,211

Rental expenses	42,243	43,037
Cost of goods sold	7,189	7,199
	49,432	50,236
Gross profit	33,270	29,975

Selling, general and administrative expenses	18,126	15,500
Operating earnings	15,144	14,475

Interest income	512	111
Interest expense	(12,735)	(11,667)
Foreign currency loss	(433)	(357)
Earnings before income taxes	2,488	2,562
Income taxes	1,020	1,025
Net earnings	$ 1,468	$ 1,537

Earnings per common share	$ 0.02	$ 0.02
Earnings per common share --
assuming dilution	$ 0.02	$ 0.02

Average common shares:
Basic (weighted average outstanding shares)	70,915	70,915
Diluted (weighted average outstanding shares)	73,245	73,177

See accompanying notes to condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended
	March 31,
	2000	1999
Cash flows from operating activities:
Net earnings	$ 1,468	$ 1,537
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	7,075	6,634
Amortization	1,632	1,532
Provision for uncollectible accounts receivable	942	554
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(2,280)	(2,653)
Increase in inventories	(364)	(983)
Decrease (increase) in prepaid expenses and other	53	(1,208)
Increase (decrease) in accounts payable	1,500	(625)
Increase in accrued expenses	4,589	3,835
Increase in income taxes payable	1,528	693
Increase (decrease) in deferred income taxes, net	(896)	590
Net cash provided by operating activities	15,247	9,906
Cash flows from investing activities:
Additions to property, plant and equipment	(4,547)	(6,485)
Decrease in inventory to be converted into equipment
for short-term rental	500	100
Dispositions of property, plant and equipment	476	461
Business acquired in purchase transactions,
net of cash acquired	-	(797)
Decrease (increase) in other assets	(757)	6,382
Net cash used by investing activities	(4,328)	(339)
Cash flows from financing activities:
Repayment of notes payable and long-term obligations	(9,554)	(5,872)
Borrowing (repayment) of capital lease obligations	67	(51)
Net cash used by financing activities	(9,487)	(5,923)
Effect of exchange rate changes on cash
and cash equivalents	(410)	(347)
Net increase in cash and cash equivalents	1,022	3,297
Cash and cash equivalents, beginning of period	7,362	4,366
Cash and cash equivalents, end of period	$ 8,384	$ 7,663
Supplemental disclosure of cash flow information:
Cash paid during the first three months for:
Interest	$ 6,450	$ 5,858
Income taxes	$ 1,073	$ 1,398

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

          Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2000	1999
Finished goods	$ 7,530	$ 8,549
Work in process	2,495	1,566
Raw materials, supplies and parts	19,468	19,640
	29,493	29,755
Less amounts expected to be
converted into equipment for
short-term rental	(7,300)	(7,800)
Total Inventories	$ 22,193	$ 21,955

(3)      LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2000	1999
Senior Credit Facilities:
Revolving bank credit facility	$ 1,500	$ 6,000
Acquisition credit facility	9,146	10,000
Term loans:
Tranche A due 2003	106,250	110,000
Tranche B due 2004	87,975	88,200
Tranche C due 2005	87,975	88,200
	292,846	302,400
9 5/8% Senior Subordinated Notes
Due 2007	200,000	200,000
	492,846	502,400
Less: Current installments	(21,312)	(16,800)
	471,534	485,600
Other	475	475
	$ 472,009	$ 486,075

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)      LONG TERM OBLIGATIONS (continued)

          In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999 due to the decline in extended care rental revenue, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other prov i

Senior Credit Facilities

          Indebtedness under the Senior Credit Facilities, as amended, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the fe e on 84% of the Company's variable rate debt as follows (dollars in millions):

		Fixed Base
Swap		Interest
Maturity	Amount	Rate
01/08/2002	$150.0	5.5775%
12/29/2000	$ 95.0	4.8950%

          As a result of the interest rate protection agreements, the Company recorded an interest expense benefit of approximately $490,000 in the first quarter of 2000 as compared to additional net interest expense of approximately $168,000 in the first quarter of 1999. The fair value of these agreements at March 31, 2000 is approximately $4.8 million.

          The Revolving Loans may be repaid and reborrowed. At March 31, 2000, the aggregate availability under the Revolving Credit facility was $45.2 million.

          The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. On February 17, 2000, commitments under the Acquisition Facility were cancelled as part of the third

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)       LONG TERM OBLIGATIONS (continued)

amendment to the Credit Agreement discussed previously. The Acquisition Facility loans outstanding shall be repaid in equal quarterly payments commencing March 31, 2001. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds

          Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a fi

          The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affili

9 5/8% Senior subordinated Notes Due 2007

          The 9 5/8% Senior Subordinated Notes Due 2007 (the "Notes") are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998, to the persons who are registered Holders at the close of bus

          The Notes are not entitled to the benefit of any mandatory sinking fund. In addition, at any time, or from time to time, the Company may acquire a portion of the Notes through open-market purchases.

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4)       EARNINGS PER SHARE

          The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	Three months ended
	March 31,
	2000	1999
Net earnings	$ 1,468	$ 1,537
Average common shares:
Basic(weighted-average outstanding shares)	70,915	70,915
Dilutive potential common shares from stock options	2,330	2,262
Diluted (weighted-average outstanding shares)	73,245	73,177

Earnings per common share	$ 0.02	$ 0.02
Earnings per common share - assuming dilution	$ 0.02	$ 0.02

(5)       COMMITMENTS AND CONTINGENCIES

           The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

          Other than commitments for new product inventory, including disposable "for sale" products, of $1.9 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(6)       OTHER COMPREHENSIVE INCOME

           The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has had no impact on the net earnings or shareholders' equity (deficit) of the Company. This standard requires disclosure of total non-owner changes in shareholders' equity, which is defined as net earnings plus direct adjustments to share as equity and cash investment adjustments and foreign currency translation adjustments. The components of other comprehensive income are as follows (in thousands):

	Three months ended
	March 31,
	2000	1999

Net earnings	$ 1,468	$ 1,537
Foreign currency translation
adjustment	(1,104)	(1,144)
Other comprehensive income	$ 364	$ 393

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)      OTHER COMPREHENSIVE INCOME (continued)

           The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

(7)      SEGMENT AND GEOGRAPHIC INFORMATION

          The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in twelve primary countries internationally. In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information".

          The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. As of August 1, 1999, KCI New Technologies, Inc. ("NuTech") merged into KCI Licensing, which transferred NuTech's assets to KCI Therapeutic Services ("KCI USA"). The Company measures segment profit as operating profit, which is defined as income before interest income or expense ,

	Three months ended
	March 31,
	2000	1999
Revenue:
KCI USA	$61,009	$58,910
KCI International	21,329	21,146
Other (1)	364	155
	$82,702	$80,211
Operating Earnings:
KCI USA	$20,271	$16,991
KCI International	4,126	4,076
Other (2)	(9,253)	(6,592)
	$15,144	$14,475

                        (1)       Other revenue consists primarily of contract metal fabrication income.

                        (2)       General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.

(8)       NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB Statement No. 133 was amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 and is effective for years beginning after June 15, 2000. The Company e

ITEM 1. FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9)       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

          In November 1997, the Company issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its outstanding common shares. In connection with the issuance of these securities, certain of its subsidiaries (the "guarantor subsidiaries") serve as guarantors. Certain other subsidiaries (the "nonguarantor subsidiaries") do not guarantee any Company debt.

          The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of March 31, 2000 and December 31, 1999 and the related condensed consolidating statements of earnings and cash flows for the three month periods ended March 31, 2000 and 1999.

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Balance Sheet
March 31, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	Sidiaries	sidiaries	nations	sidiaries
ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$9,545	$(1,161)	$8,384
Accounts receivable, net	-	69,314	18,227	(6,953)	80,588
Inventories, net	-	13,288	8,905	-	22,193
Prepaid expenses and other
current assets	-	5,553	4,741	(205)	10,089
Total current assets	-	88,155	41,418	(8,319)	121,254

Net property, plant and
equipment	-	73,116	8,866	(11,542)	70,440
Loan issuance cost, net	-	12,655	-	-	12,655
Goodwill, net	-	46,539	4,843	-	51,382
Other assets, net	-	24,965	348	-	25,313
Intercompany investments
and advances	(264,372)	473,181	5,073	(213,882)	-
Total assets	$(264,372)	$718,611	$60,548	$(233,743)	$281,044

LIABILITIES AND SHARE-
HOLDER'S EQUITY (DEFICIT)

Accounts payable	$-	$3,143	$2,388	$(1,161)	$4,370
Accrued expenses	-	31,746	7,347	-	39,093
Current installments on long-
term obligations	-	21,312	-	-	21,312
Intercompany payables	-	11,775	-	(11,775)	-
Current installments of capital
lease obligations	-	100	-	-	100
Income tax payable	-	-	3,436	(205)	3,231
Total current liabilities	-	68,076	13,171	(13,141)	68,106
Long-term obligations
excluding current installments	-	472,009	-	-	472,009
Capital lease obligations,
excluding current installments	-	346	-	-	346
Deferred income taxes, net	-	15,040	-	(10,085)	4,955
Total liabilities	-	555,471	13,171	(23,226)	545,416
Shareholders' equity (deficit)	(264,372)	163,140	47,377	(210,517)	(264,372)
Total liabilities and equity
(deficit)	$(264,372)	$718,611	$60,548	$(233,743)	$281,044

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Balance Sheet
December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$9,879	$(2,517)	$7,362
Accounts receivable, net	-	66,162	17,502	(4,156)	79,508
Inventories, net	-	12,873	9,082	-	21,955
Prepaid expenses and other
current assets	-	6,521	4,056	(435)	10,142
Total current assets	-	85,556	40,519	(7,108)	118,967

Net property, plant and
equipment	-	76,234	9,151	(11,317)	74,068
Loan issuance cost, net	-	13,234	-	-	13,234
Goodwill, net	-	47,332	4,968	-	52,300
Other assets, net	-	24,549	143	-	24,692
Intercompany investments
and advances	(264,736)	469,263	4,120	(208,647)	-
Total assets	$(264,736)	$716,168	$58,901	$(227,072)	$283,261

LIABILITIES AND SHARE-
HOLDER'S EQUITY (DEFICIT)

Accounts payable	$-	$3,127	$2,179	$(2,519)	$2,787
Accrued expenses	-	26,569	7,831	-	34,400
Current installments on long-
term obligations	-	16,800	-	-	16,800
Intercompany payables	-	7,295	-	(7,295)	-
Current installments of
capital lease obligations	-	67	-	-	67
Income tax payable	-	-	2,866	(435)	2,431
Total current liabilities	-	53,858	12,876	(10,249)	56,485
Long-term obligations
excluding current installments	-	486,075	-	-	486,075
Capital lease obligations,
excluding current installments	-	312	1	-	313
Deferred income taxes, net	-	15,126	-	(10,003)	5,123
Total liabilities	-	555,371	12,877	(20,252)	547,996
Shareholders' equity (deficit)	(264,736)	160,797	46,024	(206,820)	(264,735)
Total liabilities and equity	$(264,736)	$716,168	$58,901	$(227,072)	$283,261
(deficit)

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the three months ended March 31, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$-	$50,376	$14,934	$-	$65,310
Sales and other	-	14,935	6,242	(3,785)	17,392
Total revenue	-	65,311	21,176	(3,785)	82,702

Rental expenses	-	30,315	11,928	-	42,243
Cost of goods sold	-	6,761	2,755	(2,327)	7,189
	-	37,076	14,683	(2,327)	49,432
Gross profit	-	28,235	6,493	(1,458)	33,270

Selling, general and
administrative expenses	-	16,844	1,282	-	18,126
Operating earnings	-	11,391	5,211	(1,458)	15,144

Interest income	-	463	49	-	512
Interest expense	-	(12,735)	-	-	(12,735)
Foreign currency loss	-	(187)	(246)	-	(433)
Earnings (loss) before
income taxes	-	(1,068)	5,014	(1,458)	2,488
Income tax	-	(493)	2,097	(584)	1,020

Earnings (loss) before
equity in earnings
of subsidiaries	-	(575)	2,917	(874)	1,468
Equity in earnings of
subsidiaries	1,468	2,917	-	(4,385)	-
Net earnings	$1,468	$2,342	$2,917	$(5,259)	$1,468

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the three months ended March 31, 1999
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$-	$48,199	$14,316	$-	$62,515
Sales and other	-	14,228	6,188	(2,720)	17,696
Total revenue	-	62,427	20,504	(2,720)	80,211

Rental expenses	-	30,712	12,325	-	43,037
Cost of goods sold	-	5,823	3,099	(1,723)	7,199
	-	36,535	15,424	(1,723)	50,236
Gross profit	-	25,892	5,080	(997)	29,975

Selling, general and
administrative expenses	-	14,452	1,048	-	15,500
Operating earnings	-	11,440	4,032	(997)	14,475

Interest income	-	42	69	-	111
Interest expense	-	(11,667)	-	-	(11,667)
Foreign currency gain(loss)	-	(373)	16	-	(357)
Earnings (loss) before
income taxes	-	(558)	4,117	(997)	2,562
Income tax	-	(298)	1,722	(399)	1,025

Earnings (loss) before
equity in earnings
of subsidiaries	-	(260)	2,395	(598)	1,537
Equity in earnings of
subsidiaries	1,537	2,395	-	(3,932)	-
Net earnings	$1,537	$2,135	$2,395	$(4,530)	$1,537

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Cash Flows
For the three months ended March 31, 2000
(in thousands)
(unaudited)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 1,468	$ 2,342	$ 2,917	$ (5,259)	$ 1,468
Adjustments to reconcile net
earnings to net cash
provided by operating activities	(1,468)	8,213	671	6,363	13,779
Net cash provided by operating
activities	-	10,555	3,588	1,104	15,247
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(5,305)	(1,561)	2,319	(4,547)
Decrease in inventory to be
converted into equipment for
short-term rental	-	500	-	-	500
Dispositions of property, plant
and equipment	-	84	392	-	476
Increase in other assets	-	(521)	(235)	(1)	(757)
Net cash used by investing
activities	-	(5,242)	(1,404)	2,318	(4,328)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(9,554)	-	-	(9,554)
Borrowings (repayments) of capital
lease obligations	-	68	(1)	-	67
Proceeds (payments) on inter-
company investments and
advances	(893)	5,475	(939)	(3,643)	-
Other	893	(1,302)	(1,578)	1,987	-
Net cash used by financing activities	-	(5,313)	(2,518)	(1,656)	(9,487)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(410)	(410)
Net increase (decrease) in cash and
cash equivalents	-	-	(334)	1,356	1,022
Cash and cash equivalents,
beginning of period	-	-	9,879	(2,517)	7,362
Cash and cash equivalents, end
of period	$ -	$ -	$ 9,545	$ (1,161)	$ 8,384

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Cash Flows
For the three months ended March 31, 1999
(in thousands)
(unaudited)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 1,537	$ 2,135	$ 2,395	$ (4,530)	$ 1,537
Adjustments to reconcile net
earnings to net cash provided
by operating activities	(1,537)	2,628	1,438	5,840	8,369
Net cash provided by operating
activities	-	4,763	3,833	1,310	9,906
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(6,043)	(1,249)	807	(6,485)
Decrease in inventory to be
converted into equipment for
short-term rental	-	100	-	-	100
Dispositions of property, plant
and equipment	-	194	267	-	461
Businesses acquired in purchase
transactions, net of cash
acquired	-	(797)	-	-	(797)
Decrease (increase) in other
assets	-	6,439	(57)	-	6,382
Net cash used by investing
activities	-	(107)	(1,039)	807	(339)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(5,872)	-	-	(5,872)
Repayments of capital lease
obligations	-	(36)	(15)	-	(51)
Proceeds (payments) on inter-
company investments and
advances	(853)	2,453	1,016	(2,616)	-
Cash dividends paid to
shareholders	-	-	(3,025)	3,025	-
Other	853	(1,201)	(1,426)	1,774	-
Net cash used by financing activities	-	(4,656)	(3,450)	2,183	(5,923)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(347)	(347)
Net increase (decrease) in cash
and cash equivalents	-	-	(656)	3,953	3,297
Cash and cash equivalents,
beginning of period	-	-	9,543	(5,177)	4,366
Cash and cash equivalents, end of
period	$ -	$ -	$ 8,887	$ (1,224)	$ 7,663

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which reflect management's best judgment based on currently known market and other factors, involve risks and uncertainties. When used in this Report, the words "estimate," "project," "an

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Results of Operations

First Quarter of 2000 Compared to First Quarter of 1999

          The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year ($ in thousands):

	Three Months Ended March 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	79%	78%	$ 2,795	4%
Sales and other	21	22	(304)	(2)
Total revenue	100	100	2,491	3

Rental expenses	51	54	(794)	(2)
Cost of goods sold	9	9	(10)	-

Gross profit	40	37	3,295	11
Selling, general and administrative
expenses	22	19	2,626	17

Operating earnings	18	18	669	5

Interest income	1	-	401	361
Interest expense	(15)	(15)	(1,068)	9
Foreign currency	(1)	-	(76)	21

Earnings before income taxes	3	3	(74)	(3)

Income taxes	1	1	(5)	-

Net earnings	2%	2%	$ 69)	(4)%

          The Company's revenue is derived from two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments ($ in millions):

	Three months ended		Variance
	March 31,		Inc (Dec)
	2000	1999	Pct
KCI USA	$61.0	$58.9	4%
KCI International	21.3	21.1	1
Other	0.4	0.2	100
Total Revenue	$82.7	$80.2	3%

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

          Total revenue for the first three months of 2000 was $82.7 million, an increase of $2.5 million, or 3.1%, from the prior year. Rental revenue of $65.3 million increased $2.8 million, or 4.5%, from 1999 while sales of $17.4 million decreased approximately $300,000, or 1.7%, compared to the same period one year ago.

          Total domestic revenue was $61.0, up $2.1 million, or 3.6%, from the 1999 quarter. Domestic rental revenue of $50.4 million increased $2.2 million, or 4.5%, due primarily to increased usage of the Vacuum Assisted Closure device (the "V.A.C."). Domestic surface rentals decreased $1.2 million, or 3.0%, as lower extended care and home care rentals offset a slight increase in acute care revenue. Overall, domestic unit volume for surf

          Domestic sales revenue of $10.6 million for the first quarter was essentially flat with the prior year as increased V.A.C. disposables and dressing sales were offset by lower sales of vascular products.

          Total V.A.C. revenue for the first quarter of 2000 was $16.1 million, an increase of approximately $6.5 million, or 67.1%, from the year-ago quarter. Domestic V.A.C. revenue of $12.7 million increased $5.5 million during the period while international V.A.C. revenue of $3.4 million grew $1.0 million compared to the first quarter of the prior year.

          Revenue from the Company's international operating unit increased $200,000 to $21.3 million from $21.1 million in the first quarter of 1999. The international revenue increase reflects higher patient surface days in a majority of the Company's markets, and growth in the V.A.C. product line, substantially offset by unfavorable currency exchange rates. On a local currency basis, revenue increased $2.4 million, or 11.2%, compared to

          Rental, or field, expenses of $42.2 million represented 64.7% of total rental revenue in the first quarter of 2000 compared to 68.8% in the first quarter of 1999. This relative decrease is primarily attributable to the increase in rental revenue because the majority of the Company's rental or field expenses are relatively fixed. Overall, field expenses of $42.2 million decreased $794,000, or 1.8% from the prior year due, in part,

          Cost of goods sold of $7.2 million in the first quarter of 2000 was flat with the prior year period. Sales margins were consistent year-to-year at 59%.

          Gross profit increased $3.3 million, or 11.0%, to $33.3 million in the first quarter of 2000 from $30.0 million in the first quarter of 1999 due primarily to the increase in rental revenue discussed previously. Gross profit margin for the first quarter, as a percentage of total revenue, was 40.2%, up from 37.4% for the first quarter of 1999, due to the increase in rental revenue combined with flat field expense and cost of sales.

          Selling, general and administrative expenses increased $2.6 million, or 16.9%, to $18.1 million in the first quarter of 2000 from $15.5 million in the first quarter of 1999. This increase was due primarily to higher labor, sales commission and incentive compensation expense and increased depreciation and amortization expense. As a percentage of total revenue, selling, general and administrative expenses were 21.9% in the first qu

          Operating earnings for the period increased 4.6% to $15.1 million compared to $14.5 million in the prior-year quarter. The increase in operating earnings is primarily due to the increase in rental revenue, partially offset by higher selling, general and administrative expenses, as discussed above.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

          Interest income for the first quarter of 2000 was approximately $512,000 compared to $111,000 in the prior year quarter. The increase in interest income resulted primarily from interest earned related to a federal tax refund associated with an audit of the 1993/1994 tax years.

          Interest expense for the three months ended March 31, 2000 was $12.7 million compared to $11.7 million for the first quarter of 1999. The interest expense increase was due to interest costs associated with the Company's amendment of its Senior Credit Agreement completed in February 2000.

          Net earnings for the first quarter of 2000 decreased $69,000, or 4.5%, from the prior year to $1.5 million due substantially to the increase in selling, general and administrative expenses and interest expense, offset by the increase in rental revenue, as discussed above.

Financial Condition

          The change in revenue and expenses experienced by the Company during the three months ended March 31, 2000 and other factors resulted in changes to the Company's balance sheet as follows:

          Net property, plant and equipment at March 31, 2000 decreased $3.6 million, or 4.9%, to $70.4 million as compared to $74.1 million at December 31, 1999. This decrease is due to depreciation expense, partially offset by net capital expenditures of $3.6 million made during the first quarter of 2000.

          Accrued expenses at March 31, 2000 were $39.1 million compared to $34.4 million at the end of 1999. This increase was due to accrued interest expense recorded during the first three months on the $200 million in subordinated notes.

          Long-term debt obligations, including the current maturities, decreased $9.6 million to $493.3 million as of March 31, 2000 due to the repayment of a portion of the Company's revolving credit facility, an excess cash flow payment of approximately $850,000 and scheduled principal payments of $4.2 million.

Liquidity and Capital Resources

          At March 31, 2000 the Company had current assets of $121.3 million and current liabilities of $68.1 million resulting in a working capital surplus of $53.2 million, compared to a surplus of $62.5 million at December 31, 1999. Higher accrued interest expense accounted for a majority of this change.

          Operating cash flows were $15.2 million for the first quarter of 2000, an increase of $5.3 million from the prior year due primarily to improved working capital management.

          During the first three months of 2000, the Company made net capital expenditures of $3.6 million. Other than commitments for new product inventory, including disposable "for sale" products, of $1.9 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

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

          The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999, due to the decline in extended care rental revenue experienced during the year, the Company requested its Senior Lenders to waive these covenants for the p s a result of the Amendment completed on February 17, 2000, the aggregate availability under the Revolving Facility was $45.2 million.

          The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transaction es, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted above, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company is in compliance with the applicable covenants at March 31, 2000.

          The Senior Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, change of control of the Company and failure of any guaranty, security document, security interest or subordination provision supporti n

          As part of the Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of March 31, 2000, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

          The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

          At March 31, 2000, cash and cash equivalents of $8.4 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 2000. Also at March 31, 2 ed to purchase approximately $1.9 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.

Known Trends or Uncertainties

          The health care industry continues to face various challenges, including increased pressure on health care providers to control costs as a result of the Balanced Budget Act of 1997, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional grou nd the growing demand for clinically proven therapies which lower the total cost of providing care.

          More recently, sales have increased as a portion of the Company's revenue. The Company believes this trend will continue because customers are purchasing disposables associated with the Company's growing installed base of medical devices and select low-end products that are less expensive and easier to maintain. In addition, international health care providers tend to purchase products more often than U.S. health care providers.<

Euro Currency

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

          Based on its evaluation to date, management believes that the introduction of the Euro will not have a long-term material adverse impact on the Company's financial position, results of operations or cash flows. However, the prevailing exchange rate for the Euro versus the U.S. dollar has been in decline and uncertainty exists as to the effects the Euro will have in the marketplace, and there is no guarantee that all issues have b

          The Company has reviewed its information systems software and identified modifications necessary to ensure that business transactions can be conducted in a manner consistent with the requirements of the conversion to the Euro. Certain of these modifications have been implemented, and others will be implemented during the course of the transition period. The Company expects that modifications not yet implemented will be made on a

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

Known Trends or Uncertainties (continued)

          The Euro introduction is not expected to have a material long-term impact on the Company's overall currency risk. The Company anticipates the Euro will simplify financial issues related to cross-border trade in the EMU and reduce the transaction costs and administrative time necessary to manage this trade and related risks. However, the Company believes that the associated savings will not be material to corporate results

Reimbursement

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

          The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the four years that the product has been available domestically. However, the Company has not received a Medicare reimbursement code, and an associated coverage policy, for the V.A.C. in the home care setting. The Company conti

Impact of Year 2000

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

          On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancill

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (continued)

Legal Proceedings (continued)

          On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set

          On October 31, 1996, the Company received a counterclaim which had been filed by Hillenbrand Industries, Inc. in the antitrust lawsuit which the Company filed in 1995. The counterclaim alleges that the Company's antitrust lawsuit and other actions were designed to enable KCI to monopolize the specialty therapeutic surface market. Although it is not possible to reliably predict the outcome of this litigation, the Company believes

          The Company is a party to several lawsuits arising in the ordinary course of its business. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

          The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. The Company currently has certain product liability claims pending for which provision has been made in the Company's financial statements. Management believes that resolution of these claims will not have a material adverse effect on the Company's business, financial condition or results of operations. The Compan

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

          The Company is exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

Interest Rate Risk

          At March 31, 2000, approximately 9.7% of the Company's long-term debt, as adjusted for the interest rate protection agreements, bear interest at variable rates. These variable-rate facilities bear interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" or (ii) the federal funds effective rate from time to time plus 0.50%)

Item 3.      Quantitative and Qualitative Disclosures about Market Risk (continued)

          In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into two interest rate protection agreements which effectively fix the base borrowing rate on 84% of the Company's variable rate debt as follows (dollars in millions):

		Fixed
		Base
Swap		Interest
Maturity	Amount	Rate
01/08/2002	$150.0	5.5775%
12/29/2000	$ 95.0	4.8950%

          As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk

          The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Expo s

PART II - OTHER INFORMATION

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

                                        (Exhibits continued)

10.11

Supplier Agreement, dated December 1, 1998, between Novation, LLC and Kinetic Concepts, Inc. (filed as Exhibit 10.11 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

*10.12	Letter, dated March 28, 2000, from the Company to Dennert O. Ware outlining the terms of his employment.

*10.13

Third Amendment to the Credit and Guarantee Agreement dated as of February 24, 2000 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent.

21.1	List of Subsidiaries (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference).

*27.1	Financial Data Schedule.

Note: (*) Exhibits filed herewith.

            (b)        REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated April 19, 2000 with respect to the appointment of Mr. Dennert O. Ware as President and Chief Executive Officer for the Company.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

By: __________________________________
Dennert O. Ware
President and Chief Executive Officer

By: __________________________________
William M. Brown
Vice President and Chief Financial Officer

Date: May 12, 2000