Form 10-Q
period 2000-06-30
KINETIC CONCEPTS INC /TX/
filed 2000-08-11
CIK 831967

4:

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________

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

Common Stock:   70,915,008 shares as of August 1, 2000

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2000	1999
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 8,587	$ 7,362
Accounts receivable, net	79,063	79,508
Inventories, net	24,295	21,955
Prepaid expenses and other current assets	10,142	10,142
Total current assets	122,087	118,967

Net property, plant and equipment	71,243	74,068
Loan issuance cost, less accumulated amortization
of $6,160 in 2000 and $5,002 in 1999	12,076	13,234
Goodwill, less accumulated amortization of $22,390
in 2000 and $20,559 in 1999	50,470	52,300
Other assets, less accumulated amortization of
$4,421 in 2000 and $4,152 in 1999	25,631	24,692
	$ 281,507	$ 283,261

Liabilities and Shareholders' Deficit:

Current liabilities:
Accounts payable	$ 5,955	$ 2,787
Accrued expenses	34,856	34,400
Current installments of long-term obligations	25,824	16,800
Current installments of capital lease obligations	103	67
Income taxes payable	2,314	2,431
Total current liabilities	69,052	56,485

Long-term obligations, net of current installments	470,535	486,075
Capital lease obligations, net of current installments	320	313
Deferred income taxes, net	5,241	5,123
	545,148	547,996

Shareholders' deficit:
Common stock; issued and outstanding 70,915
in 2000 and in 1999	71	71
Retained deficit	(256,037)	(259,435)
Accumulated other comprehensive loss	(7,675)	(5,371)
	(263,641)	(264,735)

	$ 281,507	$ 283,261

See accompanying notes to condensed consolidated financial statements.

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

Three months ended		Six months ended
June 30,		June 30,
2000	1999	2000	1999
Revenue:
Rental and service	$ 64,189	$ 60,710	$ 129,499	$ 123,225
Sales and other	19,438	19,295	36,830	36,991

Total revenue	83,627	80,005	166,329	160,216

Rental expenses	41,439	42,514	83,682	85,551
Cost of goods sold	7,321	7,533	14,510	14,732
	48,760	50,047	98,192	100,283

Gross profit	34,867	29,958	68,137	59,933

Selling, general and administrative
expenses	18,871	16,404	36,997	31,904

Operating earnings	15,996	13,554	31,140	28,029

Interest income	86	50	598	161
Interest expense	(11,780)	(11,538)	(24,515)	(23,205)
Foreign currency loss	(879)	(440)	(1,312)	(797)

Earnings before income taxes	3,423	1,626	5,911	4,188
Income taxes	1,492	650	2,512	1,675

Net earnings	$ 1,931	$ 976	$ 3,399	$ 2,513

Earnings per common share	$ 0.03	$ 0.01	$ 0.05	$ 0.04

Earnings per common share --
assuming dilution	$ 0.03	$ 0.01	$ 0.05	$ 0.03

Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
Diluted (weighted average
outstanding shares)	73,245	73,233	73,245	73,239

See accompanying notes to condensed consolidated financial statements.

ITEM 1.    FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2000	1999
Cash flows from operating activities:
Net earnings	$ 3,399	$ 2,513
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	14,070	13,292
Amortization	3,258	3,130
Provision for uncollectible accounts receivable	2,765	1,868
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(2,839)	(4,563)
Decrease (increase) in inventories	(2,724)	536
Decrease in prepaid expenses and other	-	3,035
Increase (decrease) in accounts payable	2,983	(745)
Increase (decrease) in accrued expenses	20	(4,031)
Increase (decrease) in income taxes payable	(117)	(967)
Increase (decrease) in deferred income taxes, net	118	197
Net cash provided by operating activities	20,933	14,265

Cash flows from investing activities:
Additions to property, plant and equipment	(10,861)	(14,768)
Increase in inventory to be converted into
equipment for short-term rental	(1,600)	(370)
Dispositions of property, plant and equipment	886	1,064
Business acquired in purchase transactions, net of cash
acquired	(427)	(1,459)
Decrease (increase) in other assets	(748)	6,355
Net cash used by investing activities	(12,750)	(9,178)
Cash flows from financing activities:
Repayment of notes payable and long-term
obligations	(6,516)	(3,072)
Borrowing of capital lease obligations	43	141
Net cash used by financing activities	(6,473)	(2,931)
Effect of exchange rate changes on cash and cash
equivalents	(485)	(647)
Net increase in cash and cash equivalents	1,225	1,509
Cash and cash equivalents, beginning of period	7,362	4,366
Cash and cash equivalents, end of period	$ 8,587	$ 5,875

Supplemental disclosure of cash flow information:
Cash paid during the first six months for:
Interest	$ 22,577	$ 21,555
Income taxes	$ 4,259	$ 4,471

See accompanying notes to condensed consolidated financial statements.

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)      BASIS OF PRESENTATION

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 2000 presentation.

(2)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2000	1999

Finished goods	$ 7,476	$ 8,549
Work in process	3,279	1,566
Raw materials, supplies and parts	22,940	19,640
	33,695	29,755
Less amounts expected to be converted into
equipment for short-term rental	(9,400)	(7,800)
	$ 24,295	$ 21,955

(3)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2000	1999
Senior Credit Facilities:
Revolving bank credit facility	$ 8,750	$ 6,000
Acquisition credit facility	9,146	10,000
Term loans:
Tranche A due 2003	102,500	110,000
Tranche B due 2004	87,750	88,200
Tranche C due 2005	87,750	88,200
	295,896	302,400
9 5/8% Senior Subordinated Notes Due 2007	200,000	200,000
	495,896	502,400
Less current installments	(25,824)	(16,800)
	470,072	485,600
Other	463	475
	$ 470,535	$ 486,075

      In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants (the "Covenants") at December 31, 1999, due to a decline

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in extended care rental revenue, the Company requested its Senior Lenders to waive the Covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of the Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its Senior Credit Agreement (the "Amendment"). The Amendment establishes revised Covenants. Loan commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $9.1 million, will amortize quarterly over three years beginning March 31, 2001.

Senior Credit Facilities

      Indebtedness under the Senior Credit Facilities, as amended, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 2.00% in respect of the Tranche B Term Loans and 2.25% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 3.00% in respect of Tranche B Term Loans and 3.25% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company entered into two interest rate protection agreements which effectively fix the base borrowing rate on 83% of the Company's variable rate debt as follows (dollars in millions):

Swap		Fixed Base
Maturity	Amount	Interest Rate
01/08/2002	$150.0	5.5775%
12/29/2000	$ 95.0	4.8950%

      As a result of the interest rate protection agreements, the Company recorded an interest expense benefit of approximately $1.1 million in the first six months of 2000 as compared to additional interest expense of approximately $241,000 in the first six months of 1999. The fair value of these agreements at June 30, 2000 is approximately $4.1 million.

      The Revolving Loans may be repaid and reborrowed. At June 30, 2000, the aggregate availability under the Revolving Credit facility was $34.9 million.

      The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. On February 17, 2000, commitments under the Acquisition Facility were cancelled as part of the third amendment to the Credit Agreement discussed previously. The Acquisition Facility loans outstanding shall be repaid in equal quarterly payments commencing March 31, 2001. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows. On March 30, 2000, the Acquisition Facility loans outstanding were reduced by the Company's 1999 excess cash flow payment of approximately $850,000.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. On February 17, 2000, the Company and the Lenders agreed to an amendment to its $400.0 million Senior Credit Agreement. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility. The Company is in compliance with the amended covenants at June 30, 2000.

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

ITEM 1.    FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Net earnings	$ 1,931	$ 976	$ 3,399	$ 2,513

Average common shares:
Basic(weighted-average outstanding shares)	70,915	70,915	70,915	70,915

Dilutive potential common shares from stock
options	2,330	2,318	2,330	2,324

Diluted (weighted-average outstanding
shares)	73,245	73,233	73,245	73,239

Earnings per common share	$ 0.03	$ 0.01	$ 0.05	$ 0.04

Earnings per common share - assuming
dilution	$ 0.03	$ 0.01	$ 0.05	$ 0.03

(5)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

      Other than commitments for new product inventory, including disposable "for sale" products, of $3.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(6)      OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Net earnings	$ 1,931	$ 976	$ 3,399	$ 2,513
Foreign currency translation adjustment	(1,200)	(1,035)	(2,304)	(2,179)
Other comprehensive income (loss)	$ 731	$ (59)	$ 1,095	$ 334

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

ITEM 1.    FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7)      SEGMENT AND GEOGRAPHIC INFORMATION

      The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in thirteen primary countries internationally.  The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in thirteen primary countries internationally. The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. As of August 1, 1999, KCI New Technologies, Inc. ("NuTech") merged into KCI Licensing, which transferred NuTech's assets to KCI Therapeutic Services ("KCI USA"). The Company measures segment profit as operating profit, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All inter-company transactions are eliminated in computing revenues, operating profit and assets and the prior year has been made to conform with the 2000 presentation. Information on segments and a reconciliation to income before interest, income taxes, and foreign currency gains and losses are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2000	1999	2000	1999
Revenue:
USA	$ 61,887	$ 58,617	$ 122,896	$ 117,527
International	21,426	21,260	42,755	42,406
Other (1)	314	128	678	283
	$ 83,627	$ 80,005	$ 166,329	$ 160,216
Operating Earnings:
USA	$ 20,164	$ 17,125	$ 40,435	$ 34,116
International	4,708	4,233	8,834	8,309
Other (2)	(8,876)	(7,804)	(18,129)	(14,396)
	$ 15,996	$ 13,554	$ 31,140	$ 28,029

(1)	Other revenue consists primarily of contract metal fabrication income.

(2)	General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.

(8)      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB Statement No. 133 was amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which is effective for years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133" to address a limited number of Statement No. 133 issues. The effective date of Statement No. 138 is the same as Statement No. 133 - as amended

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

by Statement No. 137. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company. This is a miistake.

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

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of June 30, 2000 and December 31, 1999, the related condensed consolidating statements of earnings for the three and six month periods ended June 30, 2000 and 1999 and the condensed consolidating statements of cash flows for the six month periods ended June 30, 2000 and 1999, respectively.

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Balance Sheet
June 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ 3,386	$ 5,201	$ -	$ 8,587
Accounts receivable, net	-	70,220	15,526	(6,683)	79,063
Inventories, net	-	13,258	11,037	-	24,295
Prepaid expenses and other
current assets	-	5,481	4,661	-	10,142
Total current assets	-	92,345	36,425	(6,683)	122,087

Net property, plant and equipment	-	74,267	8,750	(11,774)	71,243
Loan issuance cost, net	-	12,076	-	-	12,076
Goodwill, net	-	44,288	6,182	-	50,470
Other assets, net	-	25,295	336	-	25,631
Intercompany investments and
advances	(263,641)	476,274	9,580	(222,213)	-
Total assets	$ (263,641)	$ 724,545	$ 61,273	$ (240,670)	$ 281,507

LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 2,868	$ 3,087	$ -	$ 5,955
Accrued expenses	-	27,991	6,865	-	34,856
Current installments on long-
term obligations	-	25,824	-	-	25,824
Intercompany payables	-	16,063	-	(16,063)	-
Current installments of capital
lease obligations	-	103	-	-	103
Income tax payable	-	651	1,663	-	2,314
Total current liabilities	-	73,500	11,615	(16,063)	69,052
Long-term obligations excluding
current installments	-	470,535	-	-	470,535
Capital lease obligations, excluding
current installments	-	320	-	-	320
Deferred income taxes, net	-	14,923	-	(9,682)	5,241
Total liabilities	-	559,278	11,615	(25,745)	545,148
Shareholders' equity (deficit)	(263,641)	165,267	49,658	(214,925)	(263,641)
Total liabilities and equity
(deficit)	$ (263,641)	$ 724,545	$ 61,273	$ (240,670)	$ 281,507

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Balance Sheet
December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 9,879	$ (2,517)	$ 7,362
Accounts receivable, net	-	66,162	17,502	(4,156)	79,508
Inventories, net	-	12,873	9,082	-	21,955
Prepaid expenses and other
current assets	-	6,521	4,056	(435)	10,142
Total current assets	-	85,556	40,519	(7,108)	118,967

Net property, plant and equipment	-	76,234	9,151	(11,317)	74,068
Loan issuance cost, net	-	13,234	-	-	13,234
Goodwill, net	-	47,332	4,968	-	52,300
Other assets, net	-	24,549	143	-	24,692
Intercompany investments and
advances	(264,736)	469,263	4,120	(208,647)	-
Total assets	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261

LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 3,127	$ 2,179	$ (2,519)	$ 2,787
Accrued expenses	-	26,569	7,831	-	34,400
Current installments on long-
term obligations	-	16,800	-	-	16,800
Intercompany payables	-	7,295	-	(7,295)	-
Current installments of capital
lease obligations	-	67	-	-	67
Income tax payable	-	-	2,866	(435)	2,431
Total current liabilities	-	53,858	12,876	(10,249)	56,485
Long-term obligations excluding
current installments	-	486,075	-	-	486,075
Capital lease obligations, excluding
current installments	-	312	1	-	313
Deferred income taxes, net	-	15,126	-	(10,003)	5,123
Total liabilities	-	555,371	12,877	(20,252)	547,996
Shareholders' equity (deficit)	(264,736)	160,797	46,024	(206,820)	(264,735)
Total liabilities and equity
(deficit)	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the three months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 49,500	$ 14,689	$ -	$ 64,189
Sales and other	-	15,692	6,130	(2,384)	19,438
Total revenue	-	65,192	20,819	(2,384)	83,627

Rental expenses	-	29,614	11,825	-	41,439
Cost of goods sold	-	7,204	2,174	(2,057)	7,321
	-	36,818	13,999	(2,057)	48,760
Gross profit	-	28,374	6,820	(327)	34,867

Selling, general and administrative
expenses	-	17,592	1,279	-	18,871
Operating earnings	-	10,782	5,541	(327)	15,996

Interest income	-	59	27	-	86
Interest expense	-	(11,780)	-	-	(11,780)
Foreign currency loss	-	(694)	(185)	-	(879)
Earnings (loss) before income
taxes	-	(1,633)	5,383	(327)	3,423
Income taxes	-	(629)	2,251	(130)	1,492

Earnings (loss) before equity
in earnings of subsidiaries	-	(1,004)	3,132	(197)	1,931
Equity in earnings of
subsidiaries	1,931	3,132	-	(5,063)	-
Net earnings	$ 1,931	$ 2,128	$ 3,132	$ (5,260)	$ 1,931

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the three months ended June 30, 1999
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 46,945	$ 13,765	$ -	$ 60,710
Sales and other	-	16,763	6,111	(3,579)	19,295
Total revenue	-	63,708	19,876	(3,579)	80,005

Rental expenses	-	29,978	12,536	-	42,514
Cost of goods sold	-	6,648	3,004	(2,119)	7,533
	-	36,626	15,540	(2,119)	50,047
Gross profit	-	27,082	4,336	(1,460)	29,958

Selling, general and administrative
expenses	-	15,268	1,136	-	16,404
Operating earnings	-	11,814	3,200	(1,460)	13,554

Interest income	-	15	35	-	50
Interest expense	-	(11,538)	-	-	(11,538)
Foreign currency loss	-	(354)	(86)	-	(440)
Earnings (loss) before
income taxes	-	(63)	3,149	(1,460)	1,626
Income taxes	-	(83)	1,317	(584)	650

Earnings before equity in
earnings of subsidiaries	-	20	1,832	(876)	976
Equity in earnings of subsidiaries	976	1,832	-	(2,808)	-
Net earnings	$ 976	$ 1,852	$ 1,832	$ (3,684)	$ 976

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the six months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 99,876	$ 29,623	$ -	$ 129,499
Sales and other	-	30,627	12,372	(6,169)	36,830
Total revenue	-	130,503	41,995	(6,169)	166,329

Rental expenses	-	59,929	23,753	-	83,682
Cost of goods sold	-	13,965	4,929	(4,384)	14,510
	-	73,894	28,682	(4,384)	98,192
Gross profit	-	56,609	13,313	(1,785)	68,137

Selling, general and administrative
expenses	-	34,436	2,561	-	36,997
Operating earnings	-	22,173	10,752	(1,785)	31,140

Interest income	-	522	76	-	598
Interest expense	-	(24,515)	-	-	(24,515)
Foreign currency loss	-	(881)	(431)	-	(1,312)
Earnings (loss) before
income taxes	-	(2,701)	10,397	(1,785)	5,911
Income taxes	-	(1,122)	4,348	(714)	2,512

Earnings (loss) before equity
in earnings of subsidiaries	-	(1,579)	6,049	(1,071)	3,399
Equity in earnings of
subsidiaries	3,399	6,049	-	(9,448)	-
Net earnings	$ 3,399	$ 4,470	$ 6,049	$(10,519)	$ 3,399

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Earnings
For the six months ended June 30, 1999
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 95,144	$ 28,081	$ -	$ 123,225
Sales and other	-	30,991	12,299	(6,299)	36,991
Total revenue	-	126,135	40,380	(6,299)	160,216

Rental expenses	-	60,690	24,861	-	85,551
Cost of goods sold	-	12,471	6,103	(3,842)	14,732
	-	73,161	30,964	(3,842)	100,283
Gross profit	-	52,974	9,416	(2,457)	59,933

Selling, general and administrative
expenses	-	29,720	2,184	-	31,904
Operating earnings	-	23,254	7,232	(2,457)	28,029

Interest income	-	57	104	-	161
Interest expense	-	(23,205)	-	-	(23,205)
Foreign currency loss	-	(727)	(70)	-	(797)
Earnings (loss) before
income taxes	-	(621)	7,266	(2,457)	4,188
Income tax	-	(381)	3,039	(983)	1,675

Earnings (loss) before equity
in earnings of subsidiaries	-	(240)	4,227	(1,474)	2,513
Equity in earnings of subsidiaries	2,513	4,227	-	(6,740)	-
Net earnings	$ 2,513	$ 3,987	$ 4,227	$ (8,214)	$ 2,513

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Cash Flows
For the six months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 3,399	$ 4,470	$ 6,049	$ (10,519)	$ 3,399
Adjustments to reconcile net
earnings to net cash
provided by operating activities	(3,399)	8,574	1,308	11,051	17,534
Net cash provided by operating
activities	-	13,044	7,357	532	20,933
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(11,995)	(3,084)	4,218	(10,861)
Increase in inventory to be
converted into equipment for
short-term rental	-	(1,600)	-	-	(1,600)
Dispositions of property, plant
and equipment	-	250	636	-	886
Businesses acquired in purchase
transactions, net of cash
acquired	-	(1)	(426)	-	(427)
Decrease (increase) in other
assets	-	537	(1,285)	-	(748)
Net cash used by investing
activities	-	(12,809)	(4,159)	4,218	(12,750)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(6,516)	-	-	(6,516)
Borrowings of capital lease
obligations	-	43	-	-	43
Proceeds (payments) on inter-
company investments and
advances	307	9,802	(5,446)	(4,663)	-
Other	(307)	(178)	(2,430)	2,915	-
Net cash provided (used) by
financing activities	-	3,151	(7,876)	(1,748)	(6,473)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(485)	(485)
Net increase (decrease) in cash
and cash equivalents	-	3,386	(4,678)	2,517	1,225
Cash and cash equivalents,
beginning of year	-	-	9,879	(2,517)	7,362
Cash and cash equivalents, end
of period	$ -	$ 3,386	$ 5,201	$ -	$ 8,587

Condensed Consolidating Guarantor, Non-Guarantor and
Parent Company Statement of Cash Flows
For the six months ended June 30, 1999
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 2,513	$ 3,987	$ 4,227	$ (8,214)	$ 2,513
Adjustments to reconcile net
earnings to net cash provided
by operating activities	(2,513)	6,072	2,070	6,123	11,752
Net cash provided by operating
activities	-	10,059	6,297	(2,091)	14,265
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(15,880)	(2,472)	3,584	(14,768)
Increase in inventory to be
converted into equipment for
short-term rental	-	(370)	-	-	(370)
Dispositions of property, plant
and equipment	-	580	484	-	1,064
Businesses acquired in purchase
transactions, net of cash
acquired	-	(1,459)	-	-	(1,459)
Decrease (increase) in other
assets	-	6,444	(89)	-	6,355
Net cash used by investing
activities	-	(10,685)	(2,077)	3,584	(9,178)
Cash flows from financing activities:
Repayments of notes payable
and long-term obligations	-	(3,072)	-	-	(3,072)
Borrowings (repayments) of capital
lease obligations	-	161	(20)	-	141
Proceeds on inter-company
investments and
advances	182	4,006	2,575	(6,763)	-
Cash dividends paid to
shareholders	-	-	(5,643)	5,643	-
Other	(182)	(469)	(2,545)	3,196	-
Net cash provided (used) by
financing activities	-	626	(5,633)	2,076	(2,931)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(647)	(647)
Net decrease (increase) in cash and
cash equivalents	-	-	(1,413)	2,922	1,509
Cash and cash equivalents,
beginning of year	-	-	9,543	(5,177)	4,366
Cash and cash equivalents, end of
period	$ -	$ -	$ 8,130	$ (2,255)	$ 5,875

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Results of Operations

Second Quarter of 2000 Compared to Second Quarter of 1999

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year (dollars in thousands):

	Three Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	77%	76%	$ 3,479	6%
Sales and other	23	24	143	1
Total revenue	100	100	3,622	5

Rental expenses	49	53	(1,075)	(3)
Cost of goods sold	9	10	(212)	(3)

Gross profit	42	37	4,909	16
Selling, general and administrative
expenses	23	20	2,467	15

Operating earnings	19	17	2,442	18

Interest income	-	-	36
Interest expense	(14)	(14)	(242)	(2)
Foreign currency	(1)	(1)	(439)	(100)

Earnings before income taxes	4	2	1,797	111

Income taxes	2	1	842	130

Net earnings	2%	1%	$ 955	98%

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):
	Three months ended		Variance
	June 30,		Inc (Dec)
	2000	1999	Pct

USA	$ 61,887	$ 58,617	6%
International	21,426	21,260	1
Other	314	128
Total Revenue	$ 83,627	$ 80,005	5%

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

      Total revenue for the second quarter of 2000 was $83.6 million, an increase of $3.6 million, or 4.5%, from the prior year. Rental revenue of $64.2 million increased $3.5 million, or 5.7%, from 1999 while sales of $19.4 million were essentially flat compared to the same period one year ago.

      Total domestic revenue was $61.9 million, up $3.3 million, or 5.6%, from the 1999 quarter. Domestic rental revenue of $49.5 million increased $2.5 million, or 5.4%, due primarily to increased usage of the Company's wound therapy device (the "V.A.C."). Second quarter domestic V.A.C. rentals increased $5.4 million, or 85.0%, year-to-year due primarily to a 97.3% increase in units in use. Domestic surface rentals decreased $1.9 million, or 4.8%, as lower extended care and home care rentals offset a slight increase in acute care rental revenue. Overall, domestic unit volume for surface rentals declined 6.2% year-to-year. This trend was somewhat offset by a favorable product mix shift to pulmonary and bariatric products, resulting in higher overall prices.

      Domestic sales revenue was $12.4 million, up approximately $730,000, or 6.2% from the prior- year quarter. This increase was due to increased sales of V.A.C. disposables and dressings which were partially offset by lower sales of vascular products.

      Worldwide V.A.C. revenue for the second quarter of 2000 was $19.1 million, an increase of approximately $8.2 million, or 75.0%, from the year-ago period. Domestic V.A.C. revenue of $15.0 million increased $6.6 million, or 77.8%, during the period while international V.A.C. revenue of $4.0 million grew $1.6 million, or 65.4%, compared to the 1999 quarter.

      Revenue from the Company's international operating unit increased slightly compared to the second quarter of 1999. The international revenue increase reflects higher patient surface days in a majority of the Company's markets, and growth in the V.A.C. product line, substantially offset by unfavorable currency exchange rate fluctuations. On a local currency basis, international revenue increased $2.3 million, or 10.3%, compared to the year-ago period. Rental revenue, on a local currency basis, increased $2.5 million, or 17.1%, compared to the 1999 quarter, while sales revenue was relatively flat.

      Consolidated rental, or field, expenses of $41.4 million decreased $1.1 million, or 2.5%, from the 1999 quarter due, in part, to expense control programs initiated during the second half of the prior year. Field expenses for the three month period represented 64.6% of total rental revenue in the quarter compared to 70.0% in the second quarter of 1999. This relative decrease is primarily attributable to the increase in rental revenue because the majority of the Company's rental or field expenses are fixed.

      Cost of goods sold of $7.3 million in the second quarter of 2000 decreased $212,000, or 2.8%, as compared with the prior year period due primarily to lower unit costs and a product mix shift towards dressings and disposables. Sales margins increased to 62.3% in the second quarter of 2000 as compared to 61.0% in the same period one year ago.

      Gross profit in the second quarter of 2000 increased $4.9 million, or 16.4%, to $34.9 million from $30.0 million in the second quarter of 1999 due primarily to the increase in rental revenue discussed previously. Gross profit margin for the second quarter, as a percentage of total revenue was 41.7%, up from 37.4% for the second quarter of 1999, due to the increase in rental revenue combined with the slight decline in field operating costs and expenses.

      Selling, general and administrative expenses increased $2.5 million, or 15.0%, to $18.9 million in the second quarter of 2000 from $16.4 million in the second quarter of 1999. This increase was due primarily to higher domestic sales commission and incentive compensation expense and increases in provisions for bad debts and depreciation and amortization expense. As a percentage of total revenue, selling, general and administrative expenses were 22.6% in the second quarter of 2000 compared to 20.5% in the second quarter of 1999. The second quarter of 2000 also included additional expense adjustments related to insurance claims and employee separation costs of

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

approximately $800,000. Excluding those adjustments, selling, general and administrative expenses would have been 21.6% of total revenue for the second quarter of 2000.

      Operating earnings for the period increased 18.0% to $16.0 million compared to $13.6 million in the prior-year quarter. The increase in operating earnings is due primarily to the increase in rental revenue, partially offset by higher selling, general and administrative expenses, as discussed above.

      Interest expense for the quarter ended June 30, 2000 was $11.8 million compared to $11.5 million for the second quarter of 1999. The interest expense increase was due to higher interest rates associated with the Company's amendment of its Senior Credit Agreement completed in February 2000.

      Net earnings for the second quarter of 2000 increased $1.0 million, or 97.8%, from the prior year to $1.9 million due substantially to the increase in pre-tax income discussed previously. The effective tax rates for the second quarter of the year 2000 and 1999 were 42.5% and 40.0%, respectively.

First Six Months of 2000 Compared to First Six Months of 1999

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year (dollars in thousands):
	Six Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	78%	77%	$ 6,274	5%
Sales and other	22	23	(161)	-
Total revenue	100	100	6,113	4

Rental expenses	50	54	(1,869)	(2)
Cost of goods sold	9	9	(222)	(2)

Gross profit	41	37	8,204	14
Selling, general and administrative
expenses	22	20	5,093	16

Operating earnings	19	17	3,111	11

Interest income	-	-	437
Interest expense	(14)	(14)	(1,310)	(6)
Foreign currency	(1)	-	(515)	(65)

Earnings before income taxes	4	3	1,723	41

Income taxes	2	1	837	50

Net earnings	2%	2%	$ 886	35%

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):
	Six months ended		Variance
	June 30,		Inc (Dec)
	2000	1999	Pct

USA	$ 122,896	$ 117,527	5%
International	42,755	42,406	1
Other	678	283
Total Revenue	$166,329	$ 160,216	4%

      Total revenue for the first six months of 2000 was $166.3 million, an increase of $6.1 million, or 3.8%, from the prior year. Rental revenue of $129.5 million increased $6.3 million, or 5.1%, from 1999 while sales of $36.8 million were down slightly compared to the same period one year ago.

      Total domestic revenue was $122.9, up $5.4 million, or 4.6%, from the first half of 1999. Domestic rental revenue of $99.9 million increased $8.0 million, or 8.8%, due primarily to increased usage of the V.A.C. Domestic surface rentals decreased $3.1 million, or 3.9%, as lower extended care and home care rentals more than offset a slight increase in acute care revenue. Overall, domestic unit volume for surface rentals declined 5.3% year-to-year. This trend was offset by a favorable shift to pulmonary and bariatric products, resulting in higher average rental prices.

      Domestic sales revenue was $23.0 million for the first half of 2000, up approximately $650,000, or 2.9%, from the prior year. This increase was primarily due to increased V.A.C. disposables and dressing sales which were partially offset by lower sales of vascular products and associated wraps.

      Worldwide V.A.C. revenue for the first six months of 2000 was $35.2 million, an increase of approximately $14.7 million, or 71.6%, from the year-ago period. Domestic V.A.C. revenue of $27.8 million increased $12.1 million, or 77.1%, during the period while international V.A.C. revenue of $7.4 million grew $2.6 million, or 53.9%, compared to the first six months of the prior year.

      Revenue from the Company's international operating unit increased approximately $350,000, net of foreign currency exchange rate fluctuations, to $42.8 million in the first six months of 2000. The international revenue increase reflects higher patient surface days in a majority of the Company's markets, and growth in the V.A.C. product line, substantially offset by unfavorable currency exchange rate fluctuations. On a local currency basis, revenue increased $4.8 million, or 10.7%, compared to the prior-year period. Rental revenue, on a local currency basis, increased $4.6 million, or 15.7%, compared to the prior period, while sales revenue was relatively flat year-to-year.

      Rental, or field, expenses of $83.7 million decreased $1.9 million, or 2.2% from the prior year due, in part, to domestic expense control programs initiated during the second half of 1999. Field expenses as a percent of revenue represented 64.6% of total rental revenue in the first six months of 2000 compared to 69.4% in the same period of 1999. This relative decrease is attributable to the expense decline, as well as the increase in rental revenue because the majority of the Company's rental or field expenses are relatively fixed.

      Cost of goods sold of $14.5 million in the first half of 2000 decreased approximately $220,000, or 1.5%, from the prior-year period. Sales margins increased to 60.6% in the first six months of 2000 as compared to 60.2% in the prior year period due to improved product mix and lower costs of production.

      Gross profit increased $8.2 million, or 13.7%, to $68.1 million in the first six months of 2000 from $59.9 million in the first six months of 1999 due primarily to the increase in rental revenue and

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

reduced field operating costs discussed previously. Gross profit margin for the first six months was 41.0%, up from 37.4% for the first half of 1999.

      Selling, general and administrative expenses increased $5.1 million, or 16.0%, to $37.0 million in the first six months of 2000 from $31.9 million in the 1999 period. This increase was due primarily to higher labor, domestic sales commission and incentive compensation expenses and increases in provisions for bad debts and depreciation and amortization expense. As a percentage of total revenue, selling, general and administrative expenses were 22.2% in the first six months of 2000 compared to 19.9% in the first six months of 1999.

      Operating earnings for the period increased 11.1% to $31.1 million compared to $28.0 million in the first half of 1999. The increase in operating earnings was directly attributable to the increase in rental revenue, partially offset by higher selling, general and administrative expenses, as discussed above.

      Interest income for the first six months of 2000 was approximately $598,000 compared to $161,000 in the prior year period. The increase in interest income resulted primarily from interest earned related to a federal tax refund associated with an audit of the 1993/1994 tax years.

      Interest expense for the six months ended June 30, 2000 was $24.5 million compared to $23.2 million for the first six months of 1999. The interest expense increase was due to higher interest rates associated with the Company's amendment of its Senior Credit Agreement completed in February 2000.

      Net earnings for the first six months of 2000 increased $886,000, or 35.3%, from the prior year to $3.4 million due substantially to the increase in rental revenue discussed above. Effective income tax rates for the first half of 2000 and 1999 were 42.5% and 40.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first six months of 2000 and other factors resulted in changes to the Company's balance sheet as follows:

      Inventories at June 30, 2000 increased $2.3 million, or 10.7%, to $24.3 million as compared to $22.0 million at December 31, 1999. This increase is due primarily to an increase in raw materials inventory associated with increased production of V.A.C. rental units.

      Net property, plant and equipment at June 30, 2000 decreased $2.8 million, or 3.8%, to $71.2 million as compared to $74.1 million at December 31, 1999. This decrease is due to depreciation expense in excess of net capital expenditures made during the first six months of 2000.

      Long-term debt obligations, including the current maturities, decreased $6.5 million to $496.4 million as of June 30, 2000 due to an excess cash flow payment of approximately $850,000 and regularly scheduled principal payments of $8.4 million, partly offset by increased borrowing on the revolving credit facility.

Liquidity and Capital Resources

      At June 30, 2000 the Company had current assets of $122.1 million and current liabilities of $69.1 million resulting in a working capital surplus of $53.0 million, compared to a surplus of $62.5 million at December 31, 1999. An increase in current installments of long-term debt obligations accounted for a majority of this change.

      Operating cash flows were $20.9 million for the first six months of 2000, an increase of $6.7 million from the prior year due primarily to improved working capital management.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

      During the first six months of 2000, the Company made net capital expenditures of $11.6 million. Other than commitments for new product inventory, including disposable "for sale" products, of $3.2 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

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

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999, due to the decline in extended care rental revenue experienced during the year, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of the Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $9.1 million, will amortize over three years beginning March 31, 2001. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. At June 30, 2000, the Acquisition Facility and Revolving Facility had balances of $9.1 million and $8.8 million, respectively. Additionally, the Company had three Letters of Credit in the amount of $6.4 million. As a result of the Amendment completed on February 17, 2000, the aggregate availability under the Revolving Facility was $34.9 million at June 30, 2000.

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted above, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company is in compliance with the applicable covenants at June 30, 2000.

      The Senior Credit Agreement also contains customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, change of control of the Company and failure of any guaranty, security document, security interest or subordination provision supporting the Senior Credit Agreement to be in full force and effect.

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

November 1, 2007. As of June 30, 2000, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      At June 30, 2000, cash and cash equivalents of $8.6 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 2000. Also at June 30, 2000, the Company was committed to purchase approximately $3.2 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.

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

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the four years that the product has been available domestically. The Company has not received a Medicare Part B reimbursement code, and an associated coverage policy and allowable rate for the V.A.C. in the home care setting. In April 2000, the Medical Directors of the four Durable Medical Equipment Regional Carriers (the "DMERCs") sought comment on a draft regional medical review policy covering the V.A.C. under Medicare Part B. The Company has recently been informed by the Health Care Financing Administration ("HCFA") that the draft policy has been finalized and will become effective upon publication in the October 1, 2000 HCFA Bulletin.

Legal Proceedings

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which had been granted in this case has recently been reinstated with respect to all patent claims. The judge has not yet determined whether he will permit discovery on non-patent issues in this case to proceed. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Legal Proceedings (continued)

claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is scheduled to be completed in October of 2000. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

Interest Rate Risk

      At June 30, 2000, approximately 10.3% of the Company's long-term debt, as adjusted for the interest rate protection agreements, bear interest at variable rates. These variable-rate facilities bear interest at a stated rate based upon a Base Rate (defined as the higher of (i) the rate of interest publicly announced by Bank of America as its "reference rate" or (ii) the federal funds effective rate from time to time plus 0.50%) or the Eurodollar Rate (as defined) for one, two, three or six months plus associated credit risk factors from 1.75% to 2.75% depending on the base rate and maturity (see Note 3 to the Company's condensed consolidated financial statements).

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK (continued)

      In an effort to minimize the risk of adverse interest rate fluctuations, the Company has entered into two interest rate protection agreements which effectively fix the base borrowing rate on 83% of the Company's variable rate debt as follows (dollars in millions):

Swap		Fixed Base
Maturity	Amount	Interest Rate
01/08/2002	$150.0	5.5775%
12/29/2000	$ 95.0	4.8950%

    As a result of these interest rate protection agreements, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $8.8 million for the six months ended June 30, 2000. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2000 would change the Company's net income for the six months ended June 30, 2000 by approximately $457,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of the Company was held on May 16, 2000. The purpose of the meeting was to elect eight directors to serve until the 2001 Annual Meeting of Shareholders and to approve Ernst and Young LLP as independent auditors of the Company for the 2000 fiscal year. The following persons were nominated to serve as Directors: James T. Farrell, Robert Jaunich II, James R. Leininger, M.D., N. Colin Lind, Charles N. Martin, Donald E. Steen, Jeffrey W. Ubben and Dennert O. Ware. There were 70,915,008 shares of the Company's Common Stock entitled to vote at the meeting. Those shareholders unanimously approved the election of the nominees and the appointment of the Company's auditors for 2000.

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

10.12

Letter, dated March 28, 2000, from the Company to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

10.13

Third Amendment to the Credit and Guarantee Agreement dated as of February 24, 2000 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.13 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

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

KINETIC CONCEPTS, INC.
(REGISTRANT)

By:	/s/DENNERT O. WARE
_________________________________
Dennert O. Ware
President and Chief Executive Officer

By:	/s/WILLIAM M. BROWN
__________________________________
William M. Brown
Vice President and Chief Financial Officer

Date: August 11, 2000