Form 10-Q
period 2000-09-30
KINETIC CONCEPTS INC /TX/
filed 2000-11-13
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

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

Common Stock:   70,915,008 shares as of November 1, 2000

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets

                   Condensed Consolidated Statements of Earning s

                   Condensed Consolidated Statements of Cash Flows

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

2 of 34

KINETIC CONCEPTS, INC.

3 of 34

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	December 31,
	2000	1999
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 4,653	$ 7,362
Accounts receivable, net	80,338	79,508
Inventories, net	23,496	21,955
Prepaid expenses and other current assets	11,794	10,142
	_______	_______
Total current assets	120,281	118,967
	_______	_______

Net property, plant and equipment	70,436	74,068
Loan issuance cost, less accumulated amortization
of $6,739 in 2000 and $5,002 in 1999	11,497	13,234
Goodwill, less accumulated amortization of $23,303
in 2000 and $20,559 in 1999	49,559	52,300
Other assets, less accumulated amortization of
$4,498 in 2000 and $4,152 in 1999	25,750	24,692
	_______	_______
	$ 277,523	$ 283,261
	______	______

Liabilities and Shareholders' Deficit:

Current liabilities:
Accounts payable	$ 3,723	$ 2,787
Accrued expenses	42,416	34,400
Current installments of long-term obligations	30,336	16,800
Current installments of capital lease obligations	106	67
Income taxes payable	2,902	2,431
	_______	_______
Total current liabilities	79,483	56,485
	_______	_______

Long-term obligations, net of current installments	457,572	486,075
Capital lease obligations, net of current installments	292	313
Deferred income taxes, net	3,923	5,123
	_______	_______
	541,270	547,996
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,915
in 2000 and in 1999	71	71
Retained deficit	(254,917)	(259,435)
Accumulated other comprehensive loss	(8,901)	(5,371)
	_______	_______
	(263,747)	(264,735)
	_______	_______

	$ 277,523	$ 283,261
	______	______

See accompanying notes to condensed consolidated financial statements.

4 of 34

ITEM 1.   FINANCIAL STATEMENTS (continued)
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

Three months ended		Nine months ended
September 30,		September 30,
2000	1999	2000	1999
Revenue:
Rental and service	$ 66,857	$ 60,307	$ 196,356	$ 183,532
Sales and other	18,768	19,382	55,598	56,373
	________	________	________	________
Total revenue	85,625	79,689	251,954	239,905
	________	________	________	________

Rental expenses	43,226	40,127	126,908	125,678
Cost of goods sold	8,267	7,163	22,777	21,895
	________	________	________	________
	51,493	47,290	149,685	147,573
	________	________	________	________
Gross profit	34,132	32,399	102,269	92,332

Selling, general and administrative expenses	19,854	17,772	56,851	49,676
	________	________	________	________
Operating earnings	14,278	14,627	45,418	42,656

Interest income	80	73	678	234
Interest expense	(11,863)	(11,748)	(36,378)	(34,953)
Foreign currency loss	(547)	(131)	(1,859)	(928)
	________	________	________	________
Earnings before income taxes	1,948	2,821	7,859	7,009
Income taxes	828	1,199	3,340	2,874
	________	________	________	________
Net earnings	$ 1,120	$ 1,622	$ 4,519	$ 4,135
	______	______	______	______

Earnings per common share	$ 0.02	$ 0.02	$ 0.06	$ 0.06
	______	______	______	______
Earnings per common share --
assuming dilution	$ 0.02	$ 0.02	$ 0.06	$ 0.06
	______	______	______	______
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
	______	______	______	______
Diluted (weighted average
outstanding shares)	73,231	73,245	73,240	73,250
	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

5 of 34

ITEM 1.    FINANCIAL STATEMENTS (continued)
KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended
	September 30,
	2000	1999
Cash flows from operating activities:
Net earnings	$ 4,519	$ 4,135
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	20,752	20,259
Amortization	4,849	5,326
Provision for uncollectible accounts receivable	4,195	3,499
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(5,858)	(2,660)
Decrease (increase) in inventories	(2,062)	2,955
Increase in prepaid expenses and other	(1,652)	(848)
Increase (decrease) in accounts payable	730	(2,378)
Increase in accrued expenses	7,482	3,193
Increase (decrease) in income taxes payable	472	(1,238)
Decrease in deferred income taxes, net	(1,200)	(200)
	________	________
Net cash provided by operating activities	32,227	32,043
	________	________
Cash flows from investing activities:
Additions to property, plant and equipment	(17,521)	(20,485)
Increase in inventory to be converted into
equipment for short-term rental	(1,300)	(1,500)
Dispositions of property, plant and equipment	1,262	1,596
Business acquired in purchase transactions, net of cash
acquired	(427)	(5,054)
Decrease (increase) in other assets	(968)	6,120
	________	________
Net cash used by investing activities	(18,954)	(19,323)
	________	________
Cash flows from financing activities:
Repayment of notes payable and long-term obligations	(14,954)	(10,137)
Borrowing of capital lease obligations	18	120
	________	________
Net cash used by financing activities	(14,936)	(10,017)
	________	________
Effect of exchange rate changes on cash and cash equivalents	(1,046)	(471)
	________	________
Net increase (decrease) in cash and cash equivalents	(2,709)	2,232
Cash and cash equivalents, beginning of period	7,362	4,366
	________	________
Cash and cash equivalents, end of period	$ 4,653	$ 6,598
	______	______
Supplemental disclosure of cash flow information:
Cash paid during the first nine months for:
Interest	$ 29,109	$ 27,902
Income taxes	$ 5,263	$ 6,385

See accompanying notes to condensed consolidated financial statements.

6 of 34

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

(2)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2000	1999

Finished goods	$ 7,714	$ 8,549
Work in process	2,640	1,566
Raw materials, supplies and parts	22,242	19,640
	________	________
	32,596	29,755
Less amounts expected to be converted into
equipment for short-term rental	(9,100)	(7,800)
	________	________
	$ 23,496	$ 21,955
	______	______

7 of 34

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2000	1999
Senior Credit Facilities:
Revolving bank credit facility ($50mm)	$ 4,500	$ 6,000
Acquisition credit facility	9,146	10,000
Term loans:
Tranche A due 2003	98,750	110,000
Tranche B due 2004	87,525	88,200
Tranche C due 2005	87,525	88,200
	________	________
	287,446	302,400
9 5/8% Senior Subordinated Notes Due 2007	200,000	200,000
	________	________
	487,446	502,400
Less current installments	(30,336)	(16,800)
	________	________
	457,110	485,600
Other	462	475
	________	________
	$ 457,572	$ 486,075
	______	______

      On February 17, 2000, the Company and its Senior Lenders agreed to an amendment to its $400.0 million Senior Credit Agreement. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $9.1 million, will amortize quarterly over three years beginning March 31, 2001.

Senior Credit Facilities

      Indebtedness under the Senior Credit Facilities, as amended, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency), the Term Loans and the Acquisition Facility initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans, the loans under the Revolving Credit Facility (the "Revolving Loans") and the loans under the Acquisition Facility (the "Acquisition Loans"), 2.00% in respect of the Tranche B Term Loans and 2.25% in respect of the Tranche C Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans, Revolving Loans and Acquisition Loans, 3.00% in respect of Tranche B Term Loans and 3.25% in respect of the Tranche C Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans, the Revolving Loans and the Acquisition Loans are available. In December 1998, the Company

8 of 34

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

entered into two interest rate protection agreements which effectively fix the base borrowing rate on 85% of the Company's variable rate debt as follows (dollars in millions):

Swap		Fixed Base
Maturity	Amount	Interest Rate
01/08/2002	$150.0	5.5775%
12/29/2000	$ 95.0	4.8950%

      As a result of the interest rate protection agreements, the Company recorded an interest expense benefit of approximately $2.0 million in the first nine months of 2000 as compared to additional interest expense of approximately $200,000 in the first nine months of 1999. The fair value of these agreements at September 30, 2000 is approximately $2.5 million.

      Subsequent to September 30, 2000, the Company converted its two interest rate protection agreements into a single interest rate cap covering $150.0 million of the Company's variable rate debt through December 31, 2001. The new agreement fixes the maximum base rate of interest to be charged at 7.0% per annum.

      The Revolving Loans may be repaid and reborrowed. At September 30, 2000, the aggregate availability under the Revolving Credit facility was $41.4 million.

      The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. On February 17, 2000, commitments under the Acquisition Facility were cancelled as part of the third amendment to the Credit Agreement discussed previously. The Acquisition Facility loans outstanding shall be repaid in twelve (12) equal quarterly payments commencing March 31, 2001. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows. On March 30, 2000, the Acquisition Facility loans outstanding were reduced by the Company's 1999 excess cash flow payment of approximately $850,000.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. On February 17, 2000, the Company and the Lenders agreed to an amendment to its $400.0 million Senior Credit Agreement. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility. The Company is in compliance with the amended covenants at September 30, 2000.

9 of 34

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

(4)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Net earnings	$ 1,120	$ 1,622	$ 4,519	$ 4,135
	____	____	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,915	70,915	70,915	70,915
Dilutive potential common shares from stock
options	2,316	2,330	2,325	2,335
	______	______	______	______
Diluted (weighted-average outstanding
shares)	73,231	73,245	73,240	73,250
	____	____	____	____
Earnings per common share	$ 0.02	$ 0.02	$ 0.06	$ 0.06
	____	____	____	____
Earnings per common share - assuming
dilution	$ 0.02	$ 0.02	$ 0.06	$ 0.06
	____	____	____	____

(5)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

      Other than commitments for new product inventory, including disposable "for sale" products, of $4.3 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

10 of 34

ITEM 1.   FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999

Net earnings	$ 1,120	$ 1,622	$ 4,519	$ 4,135
Foreign currency translation adjustment	(1,226)	104	(3,530)	(2,075)
	______	______	______	______
Other comprehensive income (loss)	$ (106)	$ 1,726	$ 989	$ 2,060
	____	____	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

(7)      SEGMENT AND GEOGRAPHIC INFORMATION

      The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in thirteen (13) primary countries internationally.  The Company identifies its business segments based on management responsibility within the United States and geographically for all international units. The Company measures segment profit as operating profit, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All inter-company transactions are eliminated in computing revenues, operating profit and assets and the prior year has been made to conform with the 2000 presentation. Information on segments and a reconciliation to income before interest, income taxes, and foreign currency gains and losses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2000	1999	2000	1999
Revenue:
USA	$ 63,307	$ 58,189	$ 186,203	$ 175,716
International	21,767	20,989	64,522	63,395
Other (1)	551	511	1,229	794
	_______	_______	________	________
	$ 85,625	$ 79,689	$ 251,954	$ 239,905
	_____	_____	______	______
Operating Earnings:
USA	$ 19,905	$ 18,130	$ 60,340	$ 52,984
International	4,339	4,244	13,173	12,553
Other (2)	(9,966)	(7,747)	(28,095)	(22,881)
	_______	_______	________	________
	$ 14,278	$ 14,627	$ 45,418	$ 42,656
	_____	_____	______	______

(1)	Other revenue consists primarily of contract metal fabrication income.

(2)	General headquarter expenses are not allocated to the individual segments and include executive, financial, legal and administrative expenses.

11 of 34

ITEM 1.    FINANCIAL STATEMENTS (continued)

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8)      SUBSEQUENT EVENT

      On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate "swap" which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float, but fixes the maximum base rate to be charged at 7.0% per annum. The new interest cap contract covers $150.0 million of the Company's variable rate debt and is effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which will be recognized over the term of the original interest rate protection agreement.

(9)      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, FASB Statement No. 133 was amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133, which is effective for years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133" to address a limited number of Statement No. 133 issues. The effective date of Statement No. 138 is the same as Statement No. 133 - as amended by Statement No. 137. The Company believes that the effect of Statement 133 will not have a material adverse impact on the earnings or financial position of the Company.

(10)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      In November 1997, the Company issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its outstanding common shares. In connection with the issuance of these securities, certain of its subsidiaries (the "guarantor subsidiaries") serve as guarantors. Certain other subsidiaries (the "nonguarantor subsidiaries") do not guarantee any Company debt. The guarantor subsidiaries are wholly owned by the Company and the guarantees are full, unconditional, and joint and several.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of September 30, 2000 and December 31, 1999, the related condensed consolidating statements of earnings for the three and nine month periods ended September 30, 2000 and 1999 and the condensed consolidating statements of cash flows for the nine month periods ended September 30, 2000 and 1999, respectively.

12 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
September 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,134	$ (481)	$ 4,653
Accounts receivable, net	-	68,625	17,604	(5,891)	80,338
Inventories, net	-	12,588	10,908	-	23,496
Prepaid expenses and other
current assets	-	7,824	3,970	-	11,794
	________	________	________	________	________
Total current assets	-	89,037	37,616	(6,372)	120,281
	________	________	________	________	________
Net property, plant and equipment	-	73,908	8,565	(12,037)	70,436
Loan issuance cost, net	-	11,497	-	-	11,497
Goodwill, net	-	44,964	4,595	-	49,559
Other assets, net	-	24,969	781	-	25,750
Intercompany investments and
advances	(263,747)	480,613	10,757	(227,623)	-
	________	________	________	________	________
	$ (263,747)	$ 724,988	$ 62,314	$ (246,032)	$ 277,523
	______	______	______	______	______

LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 1,780	$ 2,424	$ (481)	$ 3,723
Accrued expenses	-	36,103	6,313	-	42,416
Current installments on long-
term obligations	-	30,336	-	-	30,336
Intercompany payables	-	14,451	-	(14,451)	-
Current installments of capital
lease obligations	-	106	-	-	106
Income taxes payable	-	1,404	1,498	-	2,902
	________	________	________	________	________
Total current liabilities	-	84,180	10,235	(14,932)	79,483
	________	________	________	________	________
Long-term obligations, net of
current installments	-	457,572	-	-	457,572
Capital lease obligations, net of
current installments	-	292	-	-	292
Deferred income taxes, net	-	15,453	-	(11,530)	3,923
	________	________	________	________	________
	-	557,497	10,235	(26,462)	541,270
Shareholders' equity (deficit)	(263,747)	167,491	52,079	(219,570)	(263,747)
	________	________	________	________	________

	$ (263,747)	$ 724,988	$ 62,314	$ (246,032)	$ 277,523
	______	______	______	______	______

13 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 9,879	$ (2,517)	$ 7,362
Accounts receivable, net	-	66,162	17,502	(4,156)	79,508
Inventories, net	-	12,873	9,082	-	21,955
Prepaid expenses and other
current assets	-	6,521	4,056	(435)	10,142
	________	________	________	________	________
Total current assets	-	85,556	40,519	(7,108)	118,967
	________	________	________	________	________
Net property, plant and equipment	-	76,234	9,151	(11,317)	74,068
Loan issuance cost, net	-	13,234	-	-	13,234
Goodwill, net	-	47,332	4,968	-	52,300
Other assets, net	-	24,549	143	-	24,692
Intercompany investments and
advances	(264,736)	469,263	4,120	(208,647)	-
	________	________	________	________	________
	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261
	______	______	______	______	______

LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 3,127	$ 2,179	$ (2,519)	$ 2,787
Accrued expenses	-	26,569	7,831	-	34,400
Current installments on long-
term obligations	-	16,800	-	-	16,800
Intercompany payables	-	7,295	-	(7,295)	-
Current installments of capital
lease obligations	-	67	-	-	67
Income taxes payable	-	-	2,866	(435)	2,431
	________	________	________	________	________
Total current liabilities	-	53,858	12,876	(10,249)	56,485
	________	________	________	________	________
Long-term obligations, net of
current installments	-	486,075	-	-	486,075
Capital lease obligations, net of
current installments	-	312	1	-	313
Deferred income taxes, net	-	15,126	-	(10,003)	5,123
	________	________	________	________	________
	-	555,371	12,877	(20,252)	547,996
Shareholders' equity (deficit)	(264,736)	160,797	46,024	(206,820)	(264,735)
	________	________	________	________	________

	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261
	______	______	______	______	______

14 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 51,815	$ 15,042	$ -	$ 66,857
Sales and other	-	16,252	5,726	(3,210)	18,768
	________	________	________	________	________
Total revenue	-	68,067	20,768	(3,210)	85,625
	________	________	________	________	________
Rental expenses	-	31,249	11,977	-	43,226
Cost of goods sold	-	7,301	2,337	(1,371)	8,267
	________	________	________	________	________
	-	38,550	14,314	(1,371)	51,493
	________	________	________	________	________
Gross profit	-	29,517	6,454	(1,839)	34,132

Selling, general and administrative
expenses	-	18,548	1,306	-	19,854
	________	________	________	________	________
Operating earnings	-	10,969	5,148	(1,839)	14,278

Interest income	-	53	27	-	80
Interest expense	-	(11,863)	-	-	(11,863)
Foreign currency loss	-	(435)	(112)	-	(547)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in earnings
of subsidiaries	-	(1,276)	5,063	(1,839)	1,948
Income taxes	-	(553)	2,117	(736)	828
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(723)	2,946	(1,103)	1,120
Equity in earnings of subsidiaries	1,120	2,946	-	(4,066)	-
	________	________	________	________	________
Net earnings	$ 1,120	$ 2,223	$ 2,946	$ (5,169)	$ 1,120
	______	______	______	______	______

15 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended September 30, 1999
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 46,354	$ 13,953	$ -	$ 60,307
Sales and other	-	14,802	7,598	(3,018)	19,382
	________	________	________	________	________
Total revenue	-	61,156	21,551	(3,018)	79,689
	________	________	________	________	________
Rental expenses	-	29,593	10,534	-	40,127
Cost of goods sold	-	7,311	1,841	(1,989)	7,163
	________	________	________	________	________
	-	36,904	12,375	(1,989)	47,290
	________	________	________	________	________
Gross profit	-	24,252	9,176	(1,029)	32,399

Selling, general and administrative
expenses	-	15,866	1,906	-	17,772
	________	________	________	________	________
Operating earnings	-	8,386	7,270	(1,029)	14,627

Interest income	-	46	27	-	73
Interest expense	-	(11,748)	-	-	(11,748)
Foreign currency gain (loss)	-	(161)	30	-	(131)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(3,477)	7,327	(1,029)	2,821
Income taxes	-	(1,453)	3,063	(411)	1,199
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(2,024)	4,264	(618)	1,622
Equity in earnings of subsidiaries	1,622	4,264	-	(5,886)	-
	________	________	________	________	________
Net earnings	$ 1,622	$ 2,240	$ 4,264	$ (6,504)	$ 1,622
	______	______	______	______	______

16 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 151,691	$ 44,665	$ -	$ 196,356
Sales and other	-	46,879	18,098	(9,379)	55,598
	________	________	________	________	________
Total revenue	-	198,570	62,763	(9,379)	251,954
	________	________	________	________	________
Rental expenses	-	91,178	35,730	-	126,908
Cost of goods sold	-	21,266	7,266	(5,755)	22,777
	________	________	________	________	________
	-	112,444	42,996	(5,755)	149,685
	________	________	________	________	________
Gross profit	-	86,126	19,767	(3,624)	102,269

Selling, general and administrative
expenses	-	52,984	3,867	-	56,851
	________	________	________	________	________
Operating earnings	-	33,142	15,900	(3,624)	45,418

Interest income	-	575	103	-	678
Interest expense	-	(36,378)	-	-	(36,378)
Foreign currency loss	-	(1,316)	(543)	-	(1,859)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in earnings
subsidiaries	-	(3,977)	15,460	(3,624)	7,859
Income taxes	-	(1,675)	6,465	(1,450)	3,340
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(2,302)	8,995	(2,174)	4,519
Equity in earnings of subsidiaries	4,519	8,995	-	(13,514)	-
	________	________	________	________	________
Net earnings	$ 4,519	$ 6,693	$ 8,995	$ (15,688)	$ 4,519
	______	______	______	______	______

17 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 1999
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 141,498	$ 42,034	$ -	$ 183,532
Sales and other	-	45,793	19,897	(9,317)	56,373
	________	________	________	________	________
Total revenue	-	187,291	61,931	(9,317)	239,905
	________	________	________	________	________
Rental expenses	-	90,283	35,395	-	125,678
Cost of goods sold	-	19,782	7,944	(5,831)	21,895
	________	________	________	________	________
	-	110,065	43,339	(5,831)	147,573
	________	________	________	________	________
Gross profit	-	77,226	18,592	(3,486)	92,332

Selling, general and administrative
expenses	-	45,586	4,090	-	49,676
	________	________	________	________	________
Operating earnings	-	31,640	14,502	(3,486)	42,656

Interest income	-	103	131	-	234
Interest expense	-	(34,953)	-	-	(34,953)
Foreign currency loss	-	(888)	(40)	-	(928)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in earnings
of subsidiaries	-	(4,098)	14,593	(3,486)	7,009
Income taxes	-	(1,834)	6,102	(1,394)	2,874
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(2,264)	8,491	(2,092)	4,135
Equity in earnings of subsidiaries	4,135	8,491	-	(12,626)	-
	________	________	________	________	________
Net earnings	$ 4,135	$ 6,227	$ 8,491	$ (14,718)	$ 4,135
	______	______	______	______	______

18 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 4,519	$ 6,693	$ 8,995	$ (15,688)	$ 4,519
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(4,519)	21,050	158	11,019	27,708
	________	________	________	________	________
Net cash provided by operating
activities	-	27,743	9,153	(4,669)	32,227
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(18,427)	(4,553)	5,459	(17,521)
Increase in inventory to be converted
into equipment for short-term rental	-	(1,300)	-	-	(1,300)
Dispositions of property, plant and
equipment	-	312	950	-	1,262
Businesses acquired in purchase
transactions, net of cash acquired	-	(1)	(426)	-	(427)
Increase in other assets	-	(677)	(291)	-	(968)
	________	________	________	________	________
Net cash used by investing
activities	-	(20,093)	(4,320)	5,459	(18,954)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable and
long-term obligations	-	(14,954)	-	-	(14,954)
Borrowings of capital lease obligations	-	19	(1)	-	18
Proceeds (repayments) on inter-
company investments and advances	1,533	6,797	(6,622)	(1,708)	-
Other	(1,533)	488	(2,955)	4,000	-
	________	________	________	________	________
Net cash used by financing activities	-	(7,650)	(9,578)	2,292	(14,936)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(1,046)	(1,046)
	________	________	________	________	________
Net decrease in cash
and cash equivalents	-	-	(4,745)	2,036	(2,709)
Cash and cash equivalents,
beginning of year	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 5,134	$ (481)	$ 4,653
	______	______	______	______	______

19 of 34

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 1999
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 4,135	$ 6,227	$ 8,491	$ (14,718)	$ 4,135
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(4,135)	19,494	2,944	9,605	27,908
	________	________	________	________	________
Net cash provided by operating
activities	-	25,721	11,435	(5,113)	32,043
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(22,298)	(4,273)	6,086	(20,485)
Increase in inventory to be converted
into equipment for short-term rental	-	(1,500)	-	-	(1,500)
Dispositions of property, plant and
equipment	-	962	634	-	1,596
Businesses acquired in purchase
transactions, net of cash acquired	-	(5,054)	-	-	(5,054)
Decrease (increase) in other assets	-	6,213	(93)	-	6,120
	________	________	________	________	________
Net cash used by investing
activities	-	(21,677)	(3,732)	6,086	(19,323)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings (repayments) of notes
payable and long-term obligations	-	(10,272)	135	-	(10,137)
Borrowings (repayments) of capital lease
obligations	-	146	(26)	-	120
Proceeds (repayments) on inter-company
investments and advances	78	6,474	(262)	(6,290)	-
Cash dividends paid to shareholders	-	-	(5,643)	5,643	-
Other	(78)	(392)	(2,045)	2,515	-
	________	________	________	________	________
Net cash used by financing activities	-	(4,044)	(7,841)	1,868	(10,017)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(471)	(471)
	________	________	________	________	________
Net increase (decrease) in cash
and cash equivalents	-	-	(138)	2,370	2,232
Cash and cash equivalents,
beginning of year	-	-	9,543	(5,177)	4,366
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 9,405	$ (2,807)	$ 6,598
	______	______	______	______	______

20 of 34

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

21 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter of 2000 Compared to Third Quarter of 1999

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year (dollars in thousands):

	Three Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	78%	76%	$ 6,550	11%
Sales and other	22	24	(614)	(3)
	_______	_______	_______
Total revenue	100	100	5,936	7

Rental expenses	50	50	3,099	8
Cost of goods sold	10	9	1,104	15
	_______	_______	_______
Gross profit	40	41	1,733	5
Selling, general and administrative
expenses	23	22	2,082	12
	_______	_______	_______
Operating earnings	17	19	(349)	(2)

Interest income	-	-	7	10
Interest expense	(14)	(15)	(115)	(1)
Foreign currency	(1)	-	(416)	-
	_______	_______	_______
Earnings before income taxes	2	4	(873)	(31)

Income taxes	1	2	(371)	(31)
	_______	_______	_______
Net earnings	1%	2%	$ (502)	(31)%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	September 30,		Variance
	2000	1999	Pct

USA	$ 63,307	$ 58,189	9%
International	21,767	20,989	4
Other	551	511	8
	_______	_______
Total Revenue	$ 85,625	$ 79,689	7%
	_____	_____

22 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

      Total revenue for the third quarter of 2000 was $85.6 million, an increase of $5.9 million, or 7.4%, from the prior year. Rental revenue of $66.9 million increased $6.5 million, or 10.9%, from 1999 while sales of $18.8 million were down approximately $600,000, or 3.2%, compared to the same period one year ago.

      Total domestic revenue was $63.3 million, up $5.1 million, or 8.8%, from the 1999 quarter. Domestic rental revenue of $51.8 million increased $5.5 million, or 11.8%, due to increased usage of the Company's wound therapy device (the "V.A.C.") partially offset by lower homecare rentals. Domestic sales revenue was $11.5 million, down approximately $340,000, or 2.9% from the prior-year quarter. This decrease was due to decreased sales of vascular products which were partially offset by increased sales of V.A.C. disposables and dressings. The 1999 quarter also included a nonrecurring sale of used vascular devices for $1.6 million.

      Revenue from the Company's international operating unit increased 3.7% compared to the third quarter of 1999. International rental revenue of $15.1 million for the quarter was up $1.0 million, or 7.8%, from the prior year due to unit volume growth across substantially all of its territories. Sales revenue in the three-month period was down approximately $300,000, or 4.4%, due primarily to the negative effects of currency exchange rates and lower home care sales in the German market. Excluding the negative effects of currency exchange, third quarter international revenue increased $2.7 million, or 11.7%.

      Total revenue from beds and surfaces for the third quarter was $59.5 million, compared to $60.3 million for the same period one year ago. Domestic surfaces revenue of $41.9 million declined 1.0% from the prior year due primarily to lower home care volumes, partially offset by higher acute care rentals, due to a favorable product mix change and sales of the AtmosAir wound care surface. International surfaces revenue of $17.6 million was also down slightly compared to the 1999 quarter due to lower home care sales and negative currency exchange rate fluctuations resulting from the strength of the U.S. dollar against European currencies.

      Worldwide V.A.C. revenue for the third quarter of 2000 was $22.4 million, an increase of approximately $9.7 million, or 76.1%, from the year-ago period. Domestic V.A.C. revenue of $18.2 million increased $8.5 million, or 87.6%, during the period while international V.A.C. revenue of $4.2 million grew $1.2 million, or 39.1%, compared to the 1999 quarter. These increases resulted from higher unit volume across all major markets.

      Consolidated rental, or field, expenses of $43.2 million increased $3.1 million, or 7.7%, from the 1999 quarter, due primarily to increased labor, travel and product licensing expenses partially offset by currency exchange rate fluctuations. Field expenses for the three-month period represented 64.7% of total rental revenue in the quarter compared to 66.5% in the third quarter of 1999. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of goods sold of $8.3 million in the third quarter of 2000 increased $1.1 million, or 15.4%, as compared with the prior year period due primarily to higher unit sales volumes combined with unfavorable manufacturing variances in the current period. Sales margins decreased to 56.0% in the third quarter of 2000 as compared to 63.0% in the same period one year ago, due primarily to unfavorable manufacturing variances combined with a non-recurring sale of vascular devices for $1.6 million in the 1999 period which improved prior-year margins by approximately 3%.

      Gross profit in the third quarter of 2000 increased $1.7 million, or 5.4%, to $34.1 million from $32.4 million in the third quarter of 1999 due primarily to the increase in rental revenue largely offset by higher rental expenses and cost of goods sold, as discussed previously. Gross profit margin for the third quarter, as a percentage of total revenue was 39.9%, down from 40.7% for the third quarter of 1999.

23 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

      Selling, general and administrative expenses increased $2.1 million, or 11.7%, to $19.9 million in the third quarter of 2000 from $17.8 million in the third quarter of 1999. This increase was due primarily to higher labor, travel and marketing costs, professional fees and incentive compensation expense relating primarily to the increase in the wound healing, i.e. V.A.C., product line. As a percentage of total revenue, selling, general and administrative expenses were 23.2% in the third quarter of 2000 compared to 22.3% in the third quarter of 1999.

      Operating earnings for the period decreased slightly to $14.3 million compared to $14.6 million in the prior-year quarter. The decrease in operating earnings was due primarily to higher rental expenses and selling, general and administrative expenses, substantially offset by the increase in rental revenue, as discussed above.

      Interest expense for the quarter ended September 30, 2000 was $11.9 million compared to $11.7 million for the third quarter of 1999. The interest expense decrease was due to higher interest rates associated with the Company's amendment of its Senior Credit Agreement completed in February 2000.

      Net earnings for the third quarter of 2000 decreased approximately $500,000 or 31.0%, from the prior year to $1.1 million due substantially to the decrease in pre-tax income discussed previously. The effective tax rate for the third quarter ended 2000 and 1999 was 42.5%.

First Nine Months of 2000 Compared to First Nine Months of 1999

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year (dollars in thousands):

	Nine Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	78%	77%	$ 12,824	7%
Sales and other	22	23	(775)	(1)
	_______	_______	_______
Total revenue	100	100	12,049	5

Rental expenses	50	52	1,230	1
Cost of goods sold	9	9	882	4
	_______	_______	_______
Gross profit	41	39	9,937	11
Selling, general and administrative
expenses	23	21	7,175	14
	_______	_______	_______
Operating earnings	18	18	2,762	6

Interest income	-	-	444	-
Interest expense	(14)	(15)	(1,425)	(4)
Foreign currency	(1)	-	(931)	-
	_______	_______	_______
Earnings before income taxes	3	3	850	12

Income taxes	1	1	466	16
	_______	_______	_______
Net earnings	2%	2%	$ 384	9%
	_____	_____	_____

24 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Nine months ended
	September 30,		Variance
	2000	1999	Pct

USA	$ 186,203	$ 175,716	6%
International	64,522	63,395	2
Other	1,229	794	55
	________	________
Total Revenue	$ 251,954	$ 239,905	5%
	______	______

      Total revenue for the first nine months of 2000 was $252.0 million, an increase of $12.0 million, or 5.0%, from the prior year period. Rental revenue of $196.4 million increased $12.8 million, or 7.0%, from 1999, while sales of $55.6 million were down approximately $800,000 compared to the same period one year ago.

      Total domestic revenue was $186.2 million, up $10.5 million, or 6.0%, from the first nine months of 1999. Domestic rental revenue of $151.7 million increased $10.2 million, or 7.2%, due primarily to increased usage of the V.A.C. Domestic sales revenue was $34.5 million for the first nine months of 2000, up approximately $300,000 from the prior year. The slight increase was primarily due to increased V.A.C. disposables and dressing sales which were substantially offset by lower sales of vascular products and lower home care sales.

      Revenue from the Company's international operating unit increased $1.1 million, net of foreign currency exchange rate fluctuations, to $64.5 million in the first nine months of 2000. The international revenue increase reflects higher rental patient surface days in a majority of the Company's markets, and growth in the wound care and V.A.C. product lines, substantially offset by unfavorable currency exchange rate fluctuations. International rental revenue for the first nine months of 2000 was $44.7 million, up $2.6 million, or 6.3%, from the prior year. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue of $19.8 million for the nine months was down $1.5 million, or 7.1%, due primarily to negative currency exchange rate fluctuations. On a local currency basis, total revenue increased $7.4 million, or 11.1%, compared to the prior-year period. Rental revenue, on a local currency basis, increased $7.2 million, or 16.2%, compared to the prior period, while sales revenue was relatively flat year to year.

      Total revenue from beds and surfaces for the nine months ended September 2000 was $182.2 million, down $5.6 million, or 3.0%, from the prior year. Domestic surfaces revenue of $129.3 million was down $3.0 million, or 2.2%, compared to 1999 due primarily to lower volumes and pricing within the home care market segment. International surfaces revenue of $52.9 million was down $2.6 million, or 4.7%, due primarily to lower home care sales in the German market and unfavorable currency exchange rate variances.

      Worldwide V.A.C. revenue for the first nine months of 2000 was $57.6 million, an increase of approximately $24.4 million, or 73.3%, from the year-ago period. Domestic V.A.C. revenue of $46.0 million increased $20.6 million, or 81.1%, during the period while international V.A.C. revenue of $11.6 million grew $3.8 million, or 48.2%, compared to the first nine months of the prior year.

      Field expenses of $126.9 million increased $1.2 million, or 1.0%, from the prior year period due primarily to increased labor, travel and product licensing expenses which were partially offset by currency fluctuations. Field expenses for the nine months of 2000 represented 64.6% of total rental

25 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

revenue compared to 68.5% in the same period of 1999. This relative decrease is attributable to the increase in rental revenue because the majority of the Company's rental or field expenses are relatively fixed.

      Cost of goods sold of $22.8 million in the first nine months of 2000 increased approximately $900,000, or 4.0%, from the prior-year period. Sales margins decreased to 59.0% in the first nine months of 2000 as compared to 61.2% in the prior year period due to lower pricing in the home care market and lower sales of vascular products as compared to the prior year.

      Gross profit increased $9.9 million, or 10.8%, to $102.3 million in first nine months of 2000 from $92.3 million in the first nine months of 1999 due primarily to the increase in rental revenue. Gross profit margin for the first nine months was 40.6%, up from 38.5% for the first nine months of 1999.

      Selling, general and administrative expenses increased $7.2 million, or 14.4%, to $56.9 million in the first nine months of 2000 from $49.7 million in the 1999 period. This increase was due primarily to higher labor, travel, and incentive compensation associated with the V.A.C. product line. In addition, depreciation expenses and provisions for bad debts and insurance expense were higher in the current period when compared to 1999. As a percentage of total revenue, selling, general and administrative expenses were 22.6% in the first nine months of 2000 compared to 20.7% in the first nine months of 1999.

      Operating earnings for the period increased $2.8 million, or 6.5%, to $45.4 million compared to $42.7 million in the first nine months of 1999. The increase in operating earnings was directly attributable to the increase in rental revenue, largely offset by higher selling, general and administrative expenses.

      Interest income for the nine months of 2000 was approximately $680,000 compared to approximately $230,000 in the prior-year period. The increase in interest income resulted primarily from interest earned related to a federal tax refund associated with an audit of the 1993/1994 tax years.

      Interest expense for the nine months ended September 30, 2000 was $36.4 million compared to $35.0 million for the first nine months of 1999. The interest expense increase was due to higher interest rates associated with the Company's amendment of its Senior Credit Agreement completed in February 2000.

      Net earnings for the first nine months of 2000 increased approximately $380,000 from the prior year to $4.5 million due to the increase in pre-tax earnings discussed previously. Effective income tax rates for the first nine months of 2000 and 1999 were 42.5% and 41.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first nine months of 2000 and other factors resulted in changes to the Company's balance sheet as follows:

      Inventories at September 30, 2000 increased $1.5 million, or 7.0%, to $23.5 million as compared to $22.0 million at December 31, 1999. This increase is due primarily to an increase in raw materials associated with the V.A.C. product line resulting from increased product demand.

      Net property, plant and equipment at September 30, 2000 decreased $3.6 million, or 4.9%, to $70.4 million. This decrease is due to depreciation expense, partially offset by net capital expenditures of $17.6 million made during the first nine months of 2000.

      Accrued expenses at September 30, 2000 increased $8.0 million, or 23.3%, compared to December 31, 1999. This increase is due primarily to accrued interest expense recorded during the

26 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Financial Condition (continued)

first nine months on the $200 million in subordinated notes and higher incentive compensation expense.

      Long-term debt obligations, including the current maturities, decreased $15.0 million to $487.9 million as of September 30, 2000 due primarily to scheduled amortization payments and reductions in the amount outstanding under the revolving credit facility.

Liquidity and Capital Resources

      At September 30, 2000 the Company had current assets of $120.3 million and current liabilities of $79.5 million resulting in a working capital surplus of $40.8 million, compared to a surplus of $62.5 million at December 31, 1999. An increase in current installments of long-term debt obligations accounted for a majority of this change.

      Operating cash flows were $32.2 million for the first nine months of 2000, relatively flat from the prior year as higher earnings were offset by increased working capital requirements, primarily inventory associated with the V.A.C. product line.

      During the first nine months of 2000, the Company made net capital expenditures of $17.6 million compared to the prior-year outlay of $20.4 million. Other than commitments for new product inventory, including disposable "for sale" products, of $4.3 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

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

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999, due to the decline in extended care rental revenue experienced during the year, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of the Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $9.1 million, will amortize over three years beginning March 31, 2001. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. At September 30, 2000, the Acquisition Facility and Revolving Facility had balances of $9.1 million and $4.5 million, respectively. Additionally, the Company had two Letters of Credit in the amount of $4.1 million. As a result of the Amendment completed on February 17, 2000, the aggregate availability under the Revolving Facility was $41.4 million at September 30, 2000.

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum

27 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted previously, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company is in compliance with the applicable covenants at September 30, 2000.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of September 30, 2000, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      At September 30, 2000, cash and cash equivalents of $4.7 million were available for general corporate purposes. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 2001. Also at September 30, 2000, the Company was committed to purchase approximately $4.3 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.

Known Trends or Uncertainties

      The health care industry continues to face various challenges, including increased pressure on health care providers to control costs as a result of the ongoing implementation of the Balanced Budget Act of 1997, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven therapies which lower the total cost of providing care.

      Sales of products in the majority of the markets which the Company serves have increased as a portion of the Company's revenue. The Company believes this trend will continue because customers

28 of 34

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

Known Trends or Uncertainties (continued)

are purchasing disposables associated with the Company's growing installed base of medical devices and select low-end products. In addition, international health care providers tend to purchase products more often than U.S. health care providers.

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

Reimbursement

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the four years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting. As a result of this coverage, the Company will begin to place V.A.C. units with Medicare-eligible patients in the home during the fourth quarter of 2000.

      Home Health PPS was implemented on October 1, 2000. Although it is difficult to predict the impact which Home Health PPS will have on the overall home health market, the Company does not believe that the implementation of Home Health PPS will have a material impact on the Company's business.

29 of 34

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

30 of 34

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK (continued)

Interest Rate Risk

    Subsequent to September 30, 2000, the Company converted its two interest rate protection agreements into a single interest rate cap covering $150.0 million of the Company's variable rate debt through December 31, 2001. The new agreement fixes the maximum base rate of interest to be charged at 7.0% per annum. As a result of this agreement, the Company believes that movements in short term interest rates would not materially affect the financial position of the Company.

Foreign Currency and Market Risk

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $13.2 million for the nine months ended September 30, 2000. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2000 would change the Company's net income for the nine months ended September 30, 2000 by approximately $513,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

31 of 34

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

32 of 34

Exhibits (continued)

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

10.12

Letter, dated March 28, 2000, from the Company to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 on Form 10-Q for the quarter ended March 31, 200, and incorporated herein by reference).

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

33 of 34

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

Date: November 10, 2000

34 of 34