Form 10-K
period 2000-12-31
KINETIC CONCEPTS INC /TX/
filed 2001-03-30
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     [   ]

As of March 1, 2001, there were 70,915,008 shares of the Registrant's Common Stock outstanding, of which 70,515,008 were held by affiliates.

(Quicklinks)

PART I.
   ITEM 1.     BUSINESS
   ITEM 2.     PROPERTIES
   ITEM 3.     LEGAL PROCEEDINGS
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.
    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
    ITEM 6.     SELECTED FINANCIAL DATA
    ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
    ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                 Consolidated Balance Sheets
                                 Consolidated Statements of Earnings
                                 Consolidated Statements of Cash Flows
                                 Consolidated Statements of Shareholders' Deficit
                                 Notes to Consolidated Financial Statements
    ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          MATTERS AND FINANCIAL DISCLOSURE

PART III.
    ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    ITEM 11.     EXECUTIVE COMPENSATION
    ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.
    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

KINETIC CONCEPTS, INC.

FORM 10-K TABLE OF CONTENTS

TriaDyne®, TriaDyne® II, BariKare®, The V.A.C.®, PlexiPulse®, PlexiPulse All-in-1 System TM, KinAir® III, KinAir® IV, First Step®, FirstStep® Plus, FirstStep® Select, FirstStep® MRS, TheraPulse®, TheraPulse® II, BioDyne®, BioDyne® II, FluidAir® Plus, FluidAir® Elite, FluidAir® II, RotoRest®, Q2 Plus®, HomeKair® DMS, DynaPulse®, FirstStep®, Impression® SR, RotoRest® Delta, PediDyne®, BariAire®, FirstStep® Select Heavy Duty, FirstStep® Advantage, TriCell®, RIK®, AirWorks® Plus, AirMaxxis™, AtmosAir™, Pulse SC™, Pulse IC™, Extremity Pump Systems®, ParaDyne™, BariMaxx™, TheraPulse®2.5, PlexiPulse®AC and RotoProne™ are trademarks of the Company used in this Report. Kinetic Therapy SM, The Clinical Advantage SM, Genesis SM and Odyssey SM are service marks of the Company used in this Report.

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

PART I

ITEM 1.     BUSINESS

General

      Kinetic Concepts, Inc. (the "Company" or "KCI") is a worldwide leader in innovative therapeutic systems which prevent and treat the complications of immobility that can result from disease, trauma, surgery or obesity and treat chronic wounds. The Company's clinically effective therapeutic systems include specialty hospital beds, specialty mattress replacement systems and overlays and non-invasive medical devices combined with on-site consultation by the Company's clinically trained staff. The complications of immobility include pressure sores, pneumonia and circulatory problems which can increase patient treatment costs by as much as $75,000 and, if left untreated, can result in death. The Company is the provider of a patented, non-invasive device which uses sub-atmospheric, or negative, pressure to promote the healing of wounds such as chronic pressure sores, arterial, venous and diabetic ulcers, dehisced surgical wounds, and trauma wounds. The Company's therapeutic systems can significantly improve clinical outcomes while reducing the cost of patient care by preventing the onset of complications, accelerating the healing of complications which have developed and by providing labor savings and reduced lengths of stay in more expensive care-settings. The Company has also been successful in applying its therapeutic expertise to bring to market innovative medical devices that treat chronic acute wounds and help prevent blood clots.

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

Corporate Organization

      The Company operates through two principal operating divisions: KCI USA, Inc. ("KCI USA") and KCI International, Inc. ("KCI International").

KCI USA

      KCI USA is focused on improving outcomes in Wound, Pulmonary, Bariatric, and Vascular patient care. KCI USA manufactures and markets a broad line of therapeutic specialty support surfaces and medical devices designed to meet the needs of patients in acute and extended care facilities, as well as patients in their homes. This division consists of approximately 1,100 personnel. Rentals and sales are generated by a sales force of approximately 420 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. With certain exceptions, KCI USA's sales representatives focus exclusively on either the acute care market, the extended care market, or the V.A.C.

      KCI USA has a national 24-hour, seven day-a-week customer service communications system which allows it to quickly and efficiently respond to its customers' needs. The Company distributes its specialty patient support surfaces and medical devices to approximately 2,500 acute care hospitals, and 2,000 extended care facilities and supplies 1,400 home care dealer branches primarily through a network of 136 domestic service centers. Each center has an inventory of specialty beds, overlays and medical devices which are delivered to the individual hospitals or extended care facilities on an as-needed basis.

      The KCI USA sales support staff is comprised of approximately 250 employees with medical or clinical backgrounds. The principal responsibility of approximately 110 of these clinicians is making product rounds and assisting facilities and home health agencies in developing their protocols. These clinicians educate the hospital, long-term care facility or home health agency staff on issues related to the use of the Company's products. The clinical staff makes approximately 200,000 product rounds annually. KCI USA accounted for approximately 73%, 74% and 76% of the Company's total revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

      KCI has also developed a continuum of products that address the unique demands of the home health care market. KCI USA, through its Home Care group, distributes specialty patient support surfaces primarily through home medical equipment ("HME") dealers. Medical devices for patients in the home are distributed through KCI USA's service center network or through the Company's National Distribution Center in San Antonio, Texas.

KCI International

      During 2000, KCI International had direct operations in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden and Ireland. In the fourth quarter of 2000, the Company began operations in Spain, South Africa and Puerto Rico, which had an immaterial effect on the international division's results of operations. In addition, relationships with approximately 50 active independent distributors in Latin America, the Middle East, Asia and Eastern Europe allow KCI International to service the demands of a growing global market. KCI International accounted for approximately 27%, 26% and 24% of the Company's total revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

Therapies

      The Company's therapeutic systems deliver one or more of the following therapies:

Negative Pressure Therapy For Closure Of Chronic Wounds

      The Company is the provider of a patented, non-invasive device which uses sub-atmospheric, or negative, pressure to promote the healing of wounds such as chronic pressure sores, arterial, venous and diabetic ulcers, dehisced surgical wounds and trauma wounds. This pressure is applied through a proprietary foam dressing, covered with an airtight occlusive dressing, which creates a vacuum action that draws fluid out of the wound site, decreases bacterial growth, stimulates blood flow, increases the rate of granulation tissue formation and draws the edges of the wound together. Negative Pressure Wound Therapy has been proven to heal wounds more quickly than traditional methods and has been effective at closing chronic wounds which have, in some cases, been open for years.

Kinetic Therapy

      Kinetic Therapy is provided by the Company's pulmonary care systems (beds and overlays). The United States Center for Disease Control defines Kinetic Therapy as the lateral rotation of a patient by at least 40 degrees to each side (a continuous 80-degree arc). Some of the Company's products combine Kinetic Therapy with additional therapies such as percussion which helps loosen mucous buildup. Kinetic Therapy has been clinically proven to help prevent and treat acute respiratory problems, such as pneumonia and Acute Respiratory Distress Syndrome ("ARDS"), by reducing the build-up of fluid in the lungs and improving the oxygenation of blood in the lungs.

Pressure and Shear Relief/Reduction

      The Company's pressure relief and pressure reduction surfaces provide effective skin care therapy in the treatment of pressure sores, burns, ulcers, skin grafts and other skin conditions. The Company's surfaces also help prevent the formation of pressure sores which develop in certain immobile individuals. The Company's beds and surfaces reduce the amount of pressure at any point on a patient's skin by using surfaces supported by air, silicon beads, foam or a viscous fluid. The Company's products also help to reduce shear, a major factor in the development of pressure ulcers by reducing the amount of friction between the skin surface and the surface of the bed. Some of KCI's products provide advanced shear relief through the incorporation of a patented "anti-shear" sheet on top of the surface. In addition to providing Pressure and Shear relief, some of the Company's products provide a pulsing of the surface cushions known as Pulsation Therapy which helps improve blood and lymphatic flow to the skin. Some of the Company's products further promote healing and reduce nursing time by providing an automated "wound care" turn of approximately 25 degrees. This "nurse assist" feature replaces the need for nurses to manually turn and position patients.

Bariatric Care

      KCI offers a line of products which are designed to accommodate obese individuals by providing the support needed by obese patients and enabling hospital staff to care for these patients in a dignified manner. These bariatric care products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing nearly 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. The Company's most sophisticated bariatric care products can serve as a bed, chair, scale and x-ray table, help patients enter and exit the bed and contain other features which permit patients to be treated safely and with dignity. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by such personnel. The Company's management believes that these products enable health care personnel to treat these patients in a manner which is safer for hospital personnel than traditional methods and can help reduce worker's compensation claims. Some of the bariatric products also address complications of immobility and obesity such as pressure sores and pulmonary complications.

Compression Therapy

      The Company offers a family of non-invasive devices which promote venous return through either sequential or intermittent Compression Therapy. Compression Therapy has been clinically proven to improve circulation, decrease swelling in the lower extremities and reduce the incidence of blood clots. The therapy is accomplished by wrapping an inflatable cuff around a foot, leg or arm and then automatically inflating and deflating the cuff at prescribed intervals. The products are often used by individuals who have had hip or knee surgeries, diabetes or other conditions which reduce circulation.

Products

      The Company's "Continuum of Care" is focused on treating wound care patients, pulmonary patients, obese patients and patients with circulatory problems by providing innovative, cost effective, outcome driven therapies across multiple care settings.

Negative Pressure Therapy For Closure Of Chronic Wounds

      The Company manufactures and markets the proprietary Vacuum Assisted Closure device (the "V.A.C."), a non-invasive wound closure therapy that utilizes sub-atmospheric, or negative, pressure. The V.A.C. helps to promote healing in traumatic and dehisced wounds and chronic wounds such as pressure, arterial, venous stasis and diabetic ulcers, flaps and skin grafts. Treatment protocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a vacuum pump. When activated, the vacuum pump creates sub-atmospheric pressure within the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which help to stimulate granulation tissue formation and healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours. V.A.C. Therapy is currently delivered by a battery-backed V.A.C. unit or with the Mini-V.A.C., a portable, battery-powered unit designed to provide improved mobility, particularly for patients in the home.

Pressure And Shear Relief/Reduction

      The Company's pressure relief products include a variety of framed beds and overlays such as the KinAir III and IV (framed beds); the FluidAir Elite and FluidAir II; the FirstStep TriCell, Plus, Select and Advantage (overlays); the AtmosAir family of mattress replacement and seating surfaces; and the RIK Fluid mattress and overlay. The KinAir III and IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The FirstStep family of overlays is designed to provide pressure relief and help prevent and treat pressure sores. Both the Therarest and the AtmosAir family are for-sale mattress replacement products for the prevention of pressure sores. The proprietary AtmosAir utilizes atmospheric pressure to deliver dynamic pressure relief. The RIK mattress and the RIK overlay are static, non-powered products that provide pressure relief using a patented viscous fluid and a patented anti-shear sheet.

Pulsation

      Both the TheraPulse I and II (framed bed) and the DynaPulse (overlay) provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems.

Kinetic Therapy

      The Company's Kinetic Therapy products include the TriaDyne II, RotoRest Delta, PediDyne and ParaDyne. The TriaDyne II is used primarily in acute care settings and provides patients with three distinct therapies on an air suspension surface. The TriaDyne II applies Kinetic Therapy by rotating the patient up to 45 degrees to each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne II also provides percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne II is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The ParaDyne provides therapies which are similar to the TriaDyne II for customers looking to manage their costs by utilizing their existing frames. The RotoRest Delta is a specialty bed which can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications. The RotoRest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis.

Bariatric Care

      The Company's Bariatric products provide the proper support needed by obese patients, and enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAire Therapy System, which serves as a bed, cardiac chair or x-ray table. The BariAire provides low air loss pressure relief, continuous turn assist, percussion, and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh nearly 850 pounds. The Company believes that the BariAire is the most advanced product of its type available today. The BariKare bed, the most frequently used of KCI's bariatric products, provides a risk management platform for patients weighing up to 650 pounds, predominately in hospitals. In 1996, the Company introduced the FirstStep Select Heavy Duty overlay which, when placed on a BariKare, provides pressure-relieving therapy. The Company's AirMaxxis product provides a therapeutic bed frame for the home environment for patients weighing up to 1,000 lbs.

      The newest product in the KCI Continuum is the BariMaxx. The BariMaxx provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a minimal set of features and a lower cost. KCI's bariatric beds are now combined with an EZ-lift patient transfer system and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric "Room Suite" offering.

Compression Therapy

      The PlexiPulse, PlexiPulse All-in-1, the Pulse IC, the Pulse SC and the Extremity Pump Systems are non-invasive vascular assistance devices that aid venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis ("DVT") and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot, calf or thigh with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot, calf and/or thigh and are inflated in timed increments by the pump. The intermittent or sequential inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been clinically proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. KCI's Compression Therapy products are effective in preventing DVT, reducing edema and improving lower limb blood circulation.

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

      The Company contracts with both proprietary hospital groups and voluntary GPOs. Proprietary groups own all of the facilities which they represent and, as a result, can ensure compliance with a national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital or skilled nursing facility organizations but cannot ensure that their members will comply with the terms of a national agreement. Approximately 43% of the Company's total revenue during 2000 was generated under national agreements with proprietary groups and voluntary GPOs in the domestic marketplace.

      The Company competes on a national level with Hill-Rom and on a regional, local and market segment level with numerous other companies.

Market Outlook

Health Care Reform

      The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid, changed the payment system for both skilled nursing facilities ("SNFs") and home health care services from cost-based to prospective payment systems and allowed states greater flexibility in controlling Medicaid costs at the state level. Although certain increases in reimbursement have subsequently been approved, the overall effect of the BBA continues to place increased pricing pressure on the Company and its customers. In particular, the changes in the manner by which Medicare Part A reimburses SNFs has changed dramatically the manner in which the Company's SNF customers make rental and purchasing decisions. As a result, the Company's revenue from the extended care market has declined significantly since 1998.

      Certain portions of the BBA were amended by the Balanced Budget Refinement Act of 1999 (the "Refinement Act") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). In essence, the Refinement Act and BIPA attempted to dampen the impact which the BBA had on the health care industry. The Company does not believe that the Refinement Act and BIPA will have a material impact on its business.

      The Company also believes it is likely that efforts by governmental and private payors to contain costs through managed care and other efforts and to reform health systems will continue in the future. For example, the BBA, as amended by the Refinement Act, BIPA and the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("OCESAA"), provides for the implementation of a Prospective Payment System ("Home Health PPS") for Medicare Home Health Services. Under Home Health PPS, patients treated by a home health agency under a plan of care are categorized into 80 Home Health Resource Groups ("HHRGs") and home health agencies will receive a specified payment for each 60-day episode of care which will vary depending upon the patient's HHRG. The payments to be made under Home Health PPS are subject to a variety of adjustments. Home Health PPS was implemented on October 1, 2000. Although it is difficult to predict the impact which Home Health PPS will have on the overall home health market, the Company does not believe that the implementation of Home Health PPS will have a material impact on the Company's business.

      The Health Care Financing Administration ("HCFA") has reviewed the policies under which reimbursement is provided for therapeutic surfaces in the home care environment. Although HCFA's focus appears to be products which represent a very small portion of the Company's business, there can be no assurance that the changes which HCFA made to the manner in which it covers and pays for therapeutic surfaces in the home care market will not have a negative effect on the Company's business in that market. In essence, the new coverage policy requires a conservative course of treatment before utilizing therapeutic surfaces in the home care environment.

Consolidation Of Purchasing Entities

      One of the most tangible results of the many health care reform initiatives in the United States has been to cause health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of the Company's customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service and distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the re-negotiation of contracts and in the granting of price concessions. Finally, as GPOs and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement Of Health Care Costs

      The Company's products are rented and sold principally to hospitals, SNFs and HME suppliers who receive reimbursement for the products and services they provide from various public and private third-party payors, including Medicare, Medicaid and private insurance programs. The Company also acts as a Durable Medical Equipment ("DME") Supplier under 42 U.S.C. 1395 et seq. and as such furnishes its products directly to customers and bills payors. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payors in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payors' list of covered services.

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the five years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables (canisters and dressings) in the home care setting. As a result of this coverage, the Company began to place V.A.C. units with Medicare-eligible patients in the home during the fourth quarter of 2000.

      In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payors. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or results of operations could result.

Fraud And Abuse Laws

      The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched several enforcement initiatives which specifically target the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Obesity is increasingly being recognized as a serious medical complication. In 1999, approximately 920,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and thus are at risk for circulatory problems and skin breakdown. Treating obese patients is also a significant staffing issue for many health care facilities and a cause of worker's compensation claims among nurses.

Research and Development

      The focus of the Company's research and development program has been to develop new products, particularly for use in the care of wounds, for prevention and treatment of pulmonary, circulatory and skin disorders, for the specialized care of bariatric patients and to make technological improvements to existing product lines. In 2000, the Company introduced a number of new products including the BariMaxx, TheraPulse 2.5, PlexiPulse AC and RotoProne (non-domestic version), as well as various other product upgrades and improvements. Expenditures for research and development represented approximately 2% of the Company's total operating expenditures in 2000. The Company intends to continue its research and development efforts in all of its core care settings while also looking for break-through development prospects in other settings as well.

Manufacturing

      The company's manufacturing processes for its specialty beds, mattress overlays and medical devices include the manufacture of certain components, the purchase of certain other components from suppliers and the assembly of these components into a completed product. Mechanical components such as blower units, electrical displays and airflow controls consist of a variety of customized subassemblies which are purchased from suppliers and assembled by the Company. The Company believes it has an adequate source of supply for each of the components used to manufacture its products.

Patents and Trademarks

      The Company seeks patent protection in the United States and abroad. As of December 31, 2000, the Company had 88 issued U.S. patents relating to its existing and prospective lines of therapeutic medical devices. The Company also has 59 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under proprietary trademarks and service marks. The Company has 57 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

      As of March 1, 2001, the Company had approximately 2,400 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

Government Regulation

United States

      The Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company that violates statutory or regulatory requirements.

      In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (e.g., labeling, pre-market notification, and adherence to Quality System Regulations). Class II devices are subject to general and special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are high-risk devices that receive greater FDA scrutiny to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) Clearance") or Pre-market Approval. All of the Company's current products have been classified as Class I or Class II devices which typically are legally marketed based upon 510(k) Clearance or related exemptions. A 510(k) Clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed medical device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence than in the past.

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

      Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Regulation ("QSR") (formerly Good Manufacturing Practices) requirements, which include design, testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report certain device-related incidents to the FDA. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

Fraud And Abuse Laws

      The Company is subject to federal and state laws pertaining to health care fraud and abuse including anti-kickback and false claims law. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering or giving or receiving kickbacks or other remuneration in connection with the ordering or recommending purchase or rental, of health care items and services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by Medicare or certain federally-funded state health care programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in numerous sanctions, including criminal, and/or civil fines, imprisonment and exclusion from participation in federal or state health programs including Medicare, Medicaid and TRICARE. These provisions have been broadly interpreted to apply to certain relationships between manufacturers and suppliers, such as the Company, and hospitals, SNFs and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

      The OIG has taken certain actions which suggest that arrangements between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. In August 1995, the OIG issued a Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the statute. Furthermore, the OIG Work Plan for 2001 focuses on arrangements between durable medical equipment manufacturers and/or suppliers. These initiatives create an environment in which there will continue to be significant scrutiny for compliance with federal and state fraud and abuse laws.

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

      The Company is also subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payors) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions have increased significantly in recent years. Healthcare companies must defend such actions, which may result in payment of fines or exclusion from the Medicare and/or the Medicaid programs as the result of an investigation arising out of the action.

ISO Certification

      Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years. The Company received ISO Certification in the fourth quarter of 1997 and therefore is certified to sell and distribute the Company's products within the European community.

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

Reimbursement

      The Company's products are rented and sold principally to hospitals, extended care facilities and Home Medical Equipment ("HME") providers (also referred to as DME providers) who receive reimbursement for the products and services they provide from various public and private third-party payors, including the Medicare and Medicaid programs and private insurance plans. In the case of the V.A.C. and certain other cases, the Company also directly bills third-party payors, including Medicare and Medicaid, and receives reimbursement from these payors. Medicare beneficiaries are generally responsible for deductible and coinsurance payments. As a result, demand and payment for the Company's products is dependent in part on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

Medicare

      Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of two parts: Part A and Part B. Medicare Part A, hospital insurance, covers services that require hospitalization on an inpatient basis and home health agency or hospice services. Medicare Part B, supplemental medical insurance, covers services provided on an outpatient basis. Part B also covers medically necessary durable medical equipment and medical supplies. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting.

      The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. The BBA of 1997, the Refinement Act and BIPA have significantly impacted the manner in which Medicare reimbursement has and will be funded. Most of the Company's products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

      With the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") into which each Medicare beneficiary is assigned, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs. In addition, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to an add-on to the DRG-based payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS rates are predetermined, and generally paid irrespective of a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

      The principal manner in which the BBA impacts Medicare Part A in the acute care setting is that it has reduced the annual DRG payment updates to be paid over the next five years. In addition, the BBA authorizes HCFA to enact regulations which are designed to restrain certain hospital reimbursement activities which are perceived to be abusive or fraudulent. BIPA has offered some relief by revising acute care hospital payments for 2001. As a result, all hospitals will receive the full Market Basket Index (with various adjustments) in 2001.

      Certain specialty hospitals (e.g., long-term care, rehabilitation and children's hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may receive additional Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products; however, Medicare reimbursement for such hospitals is expected to be reduced over the next five years. Rehabilitation hospitals will be transitioning to PPS in 2001, but reimbursement to rehabilitation hospitals and the Company should not be impacted.

Skilled Nursing Facility Setting

      Skilled nursing facilities ("SNFs") which purchase or rent the Company's products have traditionally been reimbursed directly under Medicare Part A for some portion of their incurred costs. On July 1, 1998, the manner in which SNFs were reimbursed under Medicare Part A changed dramatically. On that date, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system. The new payment system is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the level of care and resources the patient requires. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. The daily payments made to the SNFs during a transition period are based upon a blend of their actual costs from 1995 and a national average cost from 1995 (which is subject to local wage-based adjustments). Initially, 75% of a SNFs per diem is based on its costs and 25% of the per diem is based on national average cost. At the end of the four-year phase-in period, all daily payments will be based on the national average cost. The Refinement Act and BIPA recently increased the payments for certain RUGs categories. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs. The Company's revenue from SNF customers dropped sharply in 1999 due to the implementation of the RUGs system.

Home Setting

      The Company's products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of HME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered floatation beds, alternating pressure air mattresses and the V.A.C. wound closure system are reimbursed in the home setting under the HME category known as "Capped Rental Items". Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. The BBA, as amended by the Refinement Act, BIPA and OCESAA, provides for the implementation of Home Health PPS beginning October 1, 2000. Under Home Health PPS, most of the services which a Medicare patient receives under a plan of care will be covered by a single payment received by the home health agency for each 60-day episode of care. The amount of the payment will depend upon the HHRG category of the patient and is subject to a variety of adjustments. Durable medical equipment, such as the Company's therapeutic surfaces and medical devices, are excluded from Home Health PPS. However, certain supplies currently provided by the Company in a home care environment could be subject to Home Health PPS. The Company does not believe that Home Health PPS will have a material impact on its business.

      Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and its related disposables. Medicare pays a monthly rental fee (for a period not to exceed four months) equal to 80% of the established allowable charge for this item and the patient (or their insurance carrier) is responsible for the remaining 20%. The V.A.C. is payable under the durable medical equipment benefit under Medicare Part B. Allowable charges for V.A.C. canisters and devices are reimbursed on actual usage.

Medicaid

      The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in residential and SNFs nationwide. The Company sells or rents its products to nursing facilities for use in furnishing care to Medicaid recipients. The nursing facilities or the Company may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each states budget restraints.

Private Payors

      Many third-party private payors, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase and rental of the Company's products. The scope of coverage and payment policies varies among third-party private payors. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.

      The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for the Company's products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.

ITEM 2.     PROPERTIES

      The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes approximately 98,000 square feet of the building with the remaining space being leased to unrelated entities. In June 1997, the Company also acquired a 2.8 acre tract of land adjacent to its corporate headquarters. There are three buildings on the land which contain an aggregate of approximately 40,000 square feet that are used for general corporate purposes.

      The Company conducts domestic manufacturing, shipping, receiving, engineering and storage activities in a 170,000 square foot facility which was purchased by the Company in January 1988 and an adjacent 33,000 square foot facility purchased in 1993 in San Antonio, Texas. Operations are conducted with approximately 75% cumulative utilization of plant and equipment. The Company also leases two storage facilities in San Antonio, Texas. In 1994, the Company purchased a facility in San Antonio, Texas, which has been provided to a charitable organization to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and a 2,500 square foot house.

      The Company leases approximately 136 domestic distribution centers, including each of its five regional headquarters, which range in size from 1,500 to 18,000 square feet. The Company also leases two small manufacturing plants in the United Kingdom and Ireland which are approximately 18,000 square feet and 3,000 square feet, respectively.

ITEM 3.     LEGAL PROCEEDINGS

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay has been granted in this case pending completion of a reexamination of the Novamedix patents by the U.S. Patent and Trademark Office ("PTO"). Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery in this case should be complete in the second quarter of 2001 and trial has been set for the fourth quarter of 2001. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2000.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      The Company's common stock ("Common Stock") traded on The NASDAQ Stock Market under the symbol: KNCI until November 19, 1997, when the Company de-listed its common stock. There is currently no established public trading market for the Company's Common Stock. As of March 1, 2001, there were 10 holders of record of the Company's Common Stock.

      No dividends were declared in 2000 or 1999. The Company's credit agreements contain certain covenants which currently restrict the Company's ability to declare and pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA
KINETIC CONCEPTS, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Year Ended December 31,

	2000	1999	1998	1997	1996
Consolidated Statements of
Earnings (Loss) Data:
Revenue:
Rental and service	$ 274,331	$ 245,983	$ 258,482	$ 247,890	$ 225,450
Sales and other	79,468	75,465	71,989	59,026	44,431
	________	________	________	________	________
Total revenue	353,799	321,448	330,471	306,916	269,881

Rental expenses	175,833	166,878	165,461	156,179	146,205
Cost of goods sold	32,582	31,348	27,881	23,673	16,315
	________	________	________	________	________
	208,415	198,226	193,342	179,852	162,520
	________	________	________	________	________
Gross profit	145,384	123,222	137,129	127,064	107,361

Selling, general and administrative
expenses	79,683	75,406	69,569	62,654	52,007
Recapitalization expense (1)	-	-	-	34,361	-
	________	________	________	________	________
Operating earnings	65,701	47,816	67,560	30,049	55,354

Interest income	897	348	616	2,263	9,332
Interest expense	(48,635)	(46,502)	(48,594)	(10,173)	(245)
Foreign currency gain (loss)	(2,358)	(1,356)	20	(1,106)	-
	________	________	________	________	________
Earnings before income taxes
and minority interest	15,605	306	19,602	21,033	64,441
Income taxes	6,476	620	7,851	8,403	25,454
	________	________	________	________	________
Earnings (loss) before minority
interest	9,129	(314)	11,751	12,630	38,987

Minority interest in subsidiary loss (gain)	-	-	25	(25)	-
	________	________	________	________	________
Net earnings (loss)	$ 9,129	$ (314)	$ 11,776	$ 12,605	$ 38,987
	_____	_____	_____	_____	_____
Earnings (loss) per common
share (1) (2)	$ 0.13	$ -	$ 0.17	$ 0.08	$ 0.22
	_____	_____	_____	_____	_____
Earnings (loss) per common share
- assuming dilution (1) (2)	$ 0.12	$ -	$ 0.16	$ 0.08	$ 0.21
	_____	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares) (2)	70,915	70,915	70,873	154,364	175,832
	_____	_____	_____	_____	_____
Diluted (weighted average
outstanding shares) (2)	73,219	73,254	73,233	159,640	181,956
	_____	_____	_____	_____	_____

Year Ended December 31,
	2000	1999	1998	1997	1996

Cash flow provided by operations	$ 41,097	$ 36,767	$ 43,885	$ 10,704	$ 62,167
Cash flow used by investing	$ (32,012)	$ (20,083)	$ (42,478)	$ (68,116)	$ (17,609)
Cash flow provided (used) by financing	$ (13,661)	$ (12,871)	$ (59,106)	$ 61,944	$ (37,277)

Cash dividends paid to common
shareholders	$ -	$ -	$ -	$ 6,388	$ 6,607

Cash dividends per share paid to
common shareholders (2)	$ -	$ -	$ -	$ 0.028	$ 0.038

Consolidated Balance Sheet Data:

Working capital	$ 40,411	$ 62,482	$ 76,593	$ 96,365	$ 107,334

Total assets	$ 288,091	$ 283,261	$ 306,117	$ 351,151	$ 253,393

Long-term obligations - noncurrent	$ 455,319	$ 486,075	$ 507,055	$ 530,213	$ -

Shareholders' equity (deficit)	$(257,953)	$(264,735)	$(261,588)	$(275,698)	$ 211,078

(1)     See Note 2 of Notes to Consolidated Financial Statements for information on the Company's recapitalization.

(2)     See Note 8 of Notes to Consolidated Financial Statements for information regarding a four-for-
         one stock split declared in the third quarter of 1998.

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

      In August 1997, in an effort to reduce the federal deficit and lower overall federal healthcare expenditures, Congress passed the Balanced Budget Act, (the "BBA"). The BBA contained a number of provisions which will impact the federal reimbursement of health care costs and reduce projected payments under the Medicare system by $115 billion over the five year period ending in 2002. The majority of the savings are scheduled for the fourth and fifth years of this plan. The BBA was amended by the Refinement Act and BIPA which, in essence, attempted to dampen the impact which the BBA had on the health care industry. Among other things, the Refinement Act increased the fixed payments skilled nursing facilities receive for certain patients and excluded durable medical equipment (such as the Company's therapeutic surfaces and medical devices) from Home Health PPS.

      Historically, less than 10% of the Company's revenues are received directly from the Medicare system. However, many of the health care providers who pay the Company for its products are reimbursed, either directly or indirectly, by the federal government under the Medicare system for the use of those products. The Company does not believe that the changes introduced to date by the BBA have had a substantial impact on its hospital customers or the dealers who distribute the Company's products in the home health care market. However, changes introduced by the BBA have impacted negatively the manner in which extended care customers make purchasing and rental decisions with respect to the Company's products. The introduction of Home Health PPS in October 2000 could have a significant effect on the manner in which home health agencies conduct business. Although Home Health PPS does not directly impact the vast majority of the Company's home health products, a significant change in the manner in which home health agencies do business could affect the manner in which the Company markets certain of its products in this market. In addition, the receipt of a Medicare Part B reimbursement code for the V.A.C. will result in an increase in the percentage of the Company's revenue received directly from the Medicare system.

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

      Generally, the Company's customers prefer to rent rather than purchase the Company's products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlays associated with purchasing such products, as well as to receive the Company's high-quality clinical support. As a result, rental revenues are a high percentage of the Company's overall revenues. Over the past five years, sales have increased as a portion of the Company's revenues. The Company believes this trend will continue because certain U.S. health care providers are purchasing products that are less expensive and easier to maintain, such as vascular devices, mattress overlays and mattress replacement systems as well as V.A.C. disposable supplies. In addition, international health care providers tend to purchase therapeutic surfaces more often than U.S. health care providers.

Results Of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Due to improvements in financial systems and processes, the Company began reporting international results on a current-month basis effective December 2000. Historically, the Company had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment (the "international 13th month") which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, the results reported herein include the international 13th month for fiscal 2000.

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	78%	77%	$ 28,348	12%
Sales and other	22	23	4,003	5
	______	______	_______
Total revenue	100	100	32,351	10

Rental expenses	50	52	8,955	5
Cost of goods sold	9	10	1,234	4
	______	______	_______
Gross profit	41	38	22,162	18
Selling, general and administrative
expenses	22	23	4,277	6
	______	______	_______
Operating earnings	19	15	17,885	37

Interest income	-	-	549	158
Interest expense	(14)	(15)	(2,133)	(5)
Foreign currency gain (loss)	(1)	-	(1,002)	(74)
	______	______	_______
Earnings before income
taxes	4	-	15,299	nm
Income taxes	1	-	5,856	nm
	______	______	_______
Net earnings (loss)	3%	-%	$ 9,443	nm
	____	____	____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year Ended December 31,		Variance Increase
	2000	1999	Percent

USA	$ 258,349	$ 236,471	9%
International	95,450	84,977	12
	_______	_______
Total Revenue	$ 353,799	$ 321,448	10%
	_____	_____

Total Revenue:  Total revenue in 2000 was $353.8 million, an increase of $32.4 million, or 10.1%, from the prior year. Excluding the international 13th month, total revenue would have been $345.8 million, an increase of $24.4 million, or 7.6% from 1999 due to increased demand for the V.A.C. wound healing device. Rental revenue of $274.3 million increased $28.3 million, or 11.5%, from 1999 while sales revenue of $79.5 million increased approximately $4.0 million, or 5.3%, compared to the prior year.

      Total domestic revenue was $258.3 million, up $21.9 million, or 9.3%, from the prior year. This increase was due primarily to increased wound healing revenue partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Surface rentals in the extended market segment were up slightly year-to-year. Domestic rental revenue of $209.2 million increased $20.1 million, or 10.6%, due primarily to increased usage of the V.A.C. Domestic sales revenue was $49.1 million for 2000, an increase of approximately $1.8 million, or 3.7% from the prior year. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products and home care surfaces. The V.A.C. growth resulted from higher unit demand, particularly in the fourth quarter, due to HCFA's approval of Medicare reimbursement of the V.A.C. in the home setting. Lower surface rental volumes for the year were somewhat offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $10.5 million, net of foreign currency exchange rate fluctuations, to $95.5 million in 2000. On a comparable basis, excluding the international 13th month, international revenue increased $2.5 million to $87.5 million in 2000. The international revenue increase reflects higher patient surface rental days in a majority of the Company's markets and growth in the wound care surface and V.A.C. product lines, substantially offset by unfavorable currency exchange fluctuations. International rental revenue for 2000, excluding the international 13th month, would have been $59.8 million, up $2.9 million, or 5.0%, from the prior year. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue, excluding the international 13th month, would have been $27.7 million for 2000, down approximately $340,000, or 1.2%, from the prior year due primarily to unfavorable currency exchange fluctuations. On a local currency basis, excluding the international 13th month, total revenue increased $12.6 million, or 13.9%, compared to the prior year. Comparable rental revenue, on a local currency basis, increased $10.0 million, or 16.5%, compared to the prior period, while sales revenue increased $2.6 million, or 8.5%.

      Total revenue from beds and surfaces for 2000 was stable compared with the prior year at $249.5 million. Domestic surfaces revenue of $172.6 million was down $3.2 million, or 1.8%, compared to 1999 due primarily to lower volumes and pricing within the home care market segment. International surfaces revenue of $76.9 million was up $2.9 million, or 3.9%, due primarily to lower home care sales in the German market and unfavorable currency exchange rate variances.

      Worldwide V.A.C. revenue for 2000 was $85.8 million, an increase of $38.3 million, or 80.8%, from the prior year. Domestic V.A.C. revenue of $70.0 million increased $32.8 million, or 88.4%, in the current year while international V.A.C. revenue of $15.8 million grew $5.5 million, or 53.3%, compared to the prior year. Excluding the international 13th month, international V.A.C. revenue would have been $14.3 million, up $4.0 million, or 38.7% from a year ago.

Rental Expenses:  Field expenses of $175.8 million increased $9.0 million, or 5.4%, from the prior year. Excluding the international 13th month, field expenses would have been $171.2 million, up $4.3 million, or 2.6%, from 1999. The field expense increase was due primarily to increased labor, travel and product licensing expenses which were partially offset by currency fluctuations. Field expenses for 2000 represented 64.1% of total rental revenue compared to 67.8% in 1999. This relative decrease is attributable to the increase in rental revenue.

Cost of Goods Sold:  Cost of goods sold of $32.6 million in 2000 increased approximately $1.2 million, or 3.9%, from the prior year. Sales margins increased to 59.0% in 2000 as compared to 58.5% in the prior year. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, cost of goods sold increased $2.0 million, or 6.7%.

Gross Profit:  Gross profit increased $22.2 million, or 18.0%, to $145.4 million in 2000 from $123.2 million in 1999 due primarily to the year-to-year increase in rental revenue. On a comparable basis, excluding the international 13th month, gross profit increased $18.1 million, or 14.5%, from the prior year. On a comparable basis, gross profit margin in 2000 was 41.4%, up from 38.9% in 1999.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $4.3 million, or 5.7%, to $79.7 million in 2000 from $75.4 million in 1999. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, selling, general and administrative expenses increased $10.3 million, or 15.1%, from the prior year. This increase was due primarily to higher labor, travel, and incentive compensation associated with the V.A.C. product line. In addition, depreciation expenses and provisions for bad debts and insurance expense were higher in the current year when compared to 1999. On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 22.7% in 2000 compared to 21.2% in 1999.

Operating Earnings:  Operating earnings for the year 2000 increased $17.9 million, or 37.4%, to $65.7 million compared to $47.8 million in 1999. On a comparable basis, operating earnings increased $7.9 million, or 13.8% from the prior year. The increase in operating earnings was directly attributable to the increase in rental revenue, largely offset by higher selling, general and administrative expenses.

Interest Expense:  Interest expense in 2000 was $48.6 million compared to $46.5 million in 1999. The interest expense increase was due to higher interest rates associated with the Company's amendment of its Senior Credit Agreement in February 2000.

Net Earnings (loss):  Net earnings in 2000 increased approximately $9.4 million from the prior year to $9.1 million due to the increase in operating earnings discussed previously. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, net earnings increased $2.9 million, or 52.8%. Excluding the 1999 non-recurring adjustments, effective income tax rates for 2000 and 1999 were 41.5% and 41.0%, respectively.

Year Ended December 31, 1999 Compared to Year ended December 31, 1998

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	1999	1998	$	Percent
Revenue:
Rental and service	77%	78%	$ (12,499)	(5)%
Sales and other	23	22	3,476	5
	______	______	_______
Total revenue	100	100	(9,023)	(3)

Rental expenses	52	50	1,417	1
Cost of goods sold	10	9	3,467	12
	______	______	_______

Gross profit	38	41	(13,907)	(10)
Selling, general and administrative
expenses	23	21	5,837	8
	______	______	_______

Operating earnings	15	20	(19,744)	(29)

Interest income	-	-	(268)	(44)
Interest expense	(15)	(14)	2,092	4
Foreign currency gain (loss)	-	-	(1,376)	nm
	______	______	_______
Earnings before income
taxes and minority interest	-	6	(19,296)	(98)

Income taxes	-	2	7,231	92
Minority interest	-	-	(25)	(100)
	______	______	_______
Net earnings (loss)	-%	4%	$ (12,090)	(103)%
	____	____	_____

      The Company's revenue is divided between two primary operating segments. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dolalrs in thousands):

			Variance
	Year Ended December 31,		Inc (Dec)
	1999	1998	Percent

USA	$ 236,471	$ 252,432	(6)%
International	84,977	78,039	9
	_______	_______
Total Revenue	$ 321,448	$ 330,471	(3)%
	_____	_____

Total Revenue:  Total revenue in 1999 decreased 2.8% to $321.4 million from $330.5 million in 1998. Total domestic revenue was $236.5 million, down $15.9 million, or 6.3%, from $252.4 million in the prior year. The decline in revenue was due to a sharp decrease in extended care surface revenue of $23.3 million, or 42.9%, which resulted from the extended care market's negative reaction to the Balanced Budget Act of 1997. This reaction was characterized by lower patient therapy days, lower product pricing and a product mix shift from framed products to overlays in the extended care market. In addition, Medicare Part B V.A.C. revenue declined by $6.6 million because the Company discontinued placing the V.A.C. on Medicare Part B patients in 1999. These revenue decreases were partially offset by a $13.0 million, or 54.1%, increase in V.A.C. revenue from payors other than Medicare Part B. Domestic patient days, overall, were comparable to the prior year as higher acute care patient days and increased market penetration of the V.A.C. were offset by the sharp decline in extended care patient days. Lower prices and a product mix shift to lower-cost overlays, particularly in the extended care marketplace resulted in lower domestic rental revenue for the year. Sales for the period increased $3.5 million, or 4.8%, due substantially to sales of disposable products associated with the Company's medical devices.

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

Financial Condition

      The change in revenue and expenses experienced by the Company during 2000 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at December 31, 2000 increased $11.5 million, or 14.4%, to $91.0 million as compared to $79.5 million at December 31, 1999. This increase is due primarily to higher overall revenue and an increase in receivables from third-party payors including Medicare and managed care organizations.

      Inventories at December 31, 2000 increased $1.7 million, or 7.8%, to $23.7 million as compared to $22.0 million at December 31, 1999. This increase is due primarily to an increase in raw materials associated with the V.A.C. product line resulting from increased product demand.

      At December 31, 2000, goodwill, net of accumulated amortization, was $48.6 million, or 16.9% of total assets, compared to a prior year balance of $52.3 million, or 18.5% of total assets. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method.

      The carrying value of goodwill reflects management's current assessment of recoverability. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the assets are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value of the respective asset.

      Other assets increased $1.3 million, or 5.3%, to $26.0 million at December 31, 2000. Other assets consist principally of patents, trademarks, long-term investments, and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

      Accounts payable at December 31, 2000 increased $3.5 million, or 126.3% to $6.3 million as compared to $2.8 million at December 31, 1999. This increase was due primarily to increased capital purchases made in the fourth quarter in response to increased demand for the V.A.C. medical device.

      Accrued expenses at December 31, 2000 increased $6.4 million, or 18.7%, compared to December 31, 1999. This increase was primarily due to increased licensing fees associated with the V.A.C. and higher incentive compensation accruals.

      Long-term debt obligations, including current maturities, decreased $12.7 million to $490.2 million as of December 31, 2000 due primarily to scheduled amortization payments.

      Net deferred income taxes at December 31, 2000 of $4.1 million decreased 20.8% as compared to $5.1 million at December 31, 1999. This decrease was due to the realization of temporary tax timing differences.

Income Taxes

      The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At the end of 2000, the net impact of these timing issues resulted in a net deferred tax liability comprised of deferred tax liabilities totaling $28.0 million offset by deferred tax assets totaling $24.0 million. The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

Legal Proceedings

      A description of the Company's legal proceedings is set forth under the caption "Item 3. Legal Proceedings".

Liquidity And Capital Resources

      At December 31, 2000 the Company had current assets of $126.8 million and current liabilities of $86.4 million resulting in a working capital surplus of $40.4 million, compared to a surplus of $62.5 million at December 31, 1999. An increase in current installments of long-term debt obligations accounted for a majority of this change.

      Operating cash flows were $41.1 million for 2000 compared to $36.8 million in the prior year. This increase was primarily due to higher earnings which were partially offset by increased working capital requirements, primarily accounts receivable and inventory associated with the V.A.C. product line.

      During 2000, the Company made net capital expenditures of $30.3 million compared to the prior-year outlay of $22.0 million. The majority of this increase related to purchases of materials for high-demand rental products, e.g. V.A.C., and purchases of computer hardware and software. The Company also has commitments to purchase new product inventory, including disposable "for sale" products of $14.8 million. Other than commitments for new product inventory, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

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

      Required debt amortization under the Senior Credit Facility is $30.0 million, $30.0 million and $35.0 million for the years 2001, 2002 and 2003, respectively. In addition, the Acquisition Facility has a current outstanding balance of $9.1 million, which will amortize over three years beginning March 31, 2000. The Company anticipates that cash flow from operations and the availability under its

Revolving Credit Facility will be adequate to meet its anticipated cash requirements through 2001. Increased capital requirements and slower payment cycles from certain payors, however, could significantly impact the Company's ability to generate cash and therefore increase borrowing in future periods. To address this issue, the Company is reviewing its order entry, billing and collection processes to maximize cash flows. In addition, the Company will evaluate monetizing certain owned assets, for example the headquarters building, to ensure debt service, working capital and capital expenditure requirements are met going forward.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). In November 1999, in anticipation of a potential default on its Interest Coverage, Minimum EBITDA and Leverage Ratio Covenants at December 31, 1999, due to the decline in extended care rental revenue experienced during the year, the Company requested its Senior Lenders to waive these covenants for the period from December 31, 1999 to and including February 29, 2000. On November 30, 1999 the Lenders approved this waiver and amended certain other provisions of the Senior Credit Agreement. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. The portion of the Acquisition Facility which has been drawn, $9.1 million, will amortize over three years beginning March 31, 2001. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. At December 31, 2000, the Revolving Facility had a balance of $10.0 million. Additionally, the Company had two Letters of Credit in the amount of $4.1 million. As of December 31, 2000, the aggregate availability under the Revolving Facility was $35.9 million.

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

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on $245 million of the Company's variable rate debt. As a result of these interest rate protection agreements, the Company recorded an interest expense benefit of approximately $2.7 million and $206,000 in 2000 and 1999, respectively. On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The new interest cap contract covers $150.0 million of the Company's variable rate debt and is effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which will be recognized over the term of the original interest rate protection agreement. Subsequent to December 31, 2000, the Company exchanged its 7% interest rate cap into an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001.

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

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted previously, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company is in compliance with the applicable covenants at December 31, 2000.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of December 31, 2000, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      At December 31, 2000, cash and cash equivalents of $2.1 million were available for general corporate purposes. Availability under the revolving credit facility at December 31, 2000 was $35.9 million. Based upon the current level of operations, the Company believes that cash flow from operations and the availability under its line of credit will be adequate to meet its anticipated requirements for debt repayment, working capital and capital expenditures through 2001. Also at December 31, 2000, the Company was committed to purchase approximately $14.8 million of inventory associated with new products over the remainder of this year. The Company did not have any other material purchase commitments.

Known Trends Or Uncertainties

      The health care industry continues to face various challenges, including increased pressure on health care providers to control costs as a result of the ongoing implementation of the Balanced Budget Act of 1997 and related legislation, the accelerating migration of patients from acute care facilities into extended care (e.g. skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven therapies which lower the total cost of providing care.

      Sales of products in the majority of the markets which the Company serves have increased as a portion of the Company's revenue. The Company believes this trend will continue because customers are purchasing disposables associated with the Company's growing installed base of medical devices as well as select low-end products. In addition, international health care providers tend to purchase products more often than U.S. health care providers.

Euro Currency

      On January 1, 1999, the European Economic and Monetary Union ("EMU") entered a three-year transition period during which a new common currency, the "Euro", was introduced in participating countries and fixed conversion rates were established through the European Central Bank ("ECB") between existing local currencies and the Euro. Since then, the Euro has traded on currency exchanges.

      Following the introduction of the Euro, local currencies will remain legal tender until December 31, 2001. During this transition period, goods and services may be paid for with the Euro or local currency under the EMU's "no compulsion, no prohibition" principle.

      Based on its evaluation to date, management believes that the introduction of the Euro will not have a long-term material adverse impact on the Company's financial position, results of operations or cash flows. However, the prevailing exchange rate for the Euro versus the U.S. dollar has been in decline and uncertainty exists as to the effects the Euro will have in the marketplace, and there is no guarantee that every issue has been foreseen and corrected or that other third parties will address the conversion successfully.

      The Company has reviewed its information systems software and identified modifications necessary to ensure that business transactions can be conducted in a manner consistent with the requirements of the conversion to the Euro. A majority of these modifications have been implemented, and others will be implemented during the course of 2001. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the Euro conversion to be immaterial.

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

Reimbursement

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the five years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting. As a result of this coverage, the Company began to place V.A.C. units with Medicare-eligible patients in the home during the fourth quarter of 2000. Although it is difficult to predict the impact which Medicare pricing will have on other payors, the Company does not believe that the new rates will have a material impact on the Company's business.

      Home Health PPS was also implemented on October 1, 2000. Although it is difficult to predict the impact which Home Health PPS will have on the overall home health market, the Company does not believe that the implementation of Home Health PPS will have a material impact on the Company's business.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. Statement No. 133 is amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", and is effective for years beginning after June 15, 2000. The Company expects to adopt this Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended, did not have a material impact on the earnings or financial position of the Company at January 1, 2001.

      In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). SAB101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101 was effective for the Company in the fourth quarter of fiscal year 2000. The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. The Company has evaluated the possible impact of SAB101 and it believes that its revenue recognition policy is in accordance with SAB101.

      In September 2000, the Emerging Issues Task Force issued EITF00-10 which requires disclosure of shipping and handling costs that are not included in cost of goods sold. The Company's policy is to include shipping and handling costs in cost of goods sold.

      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.

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

Interest Rate Risk

    On October 23, 2000, the Company converted its interest rate protection agreements into a single interest rate cap covering $150.0 million of the Company's variable rate debt through December 31, 2001. The agreement fixed the maximum base rate of interest to be charged at 7.0% per annum. Subsequent to December 31, 2000, the Company exchanged its 7.0% interest rate cap for an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company believes that movements in short term interest rates will not materially affect the financial position of the Company.

Foreign Currency And Market Risk

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $19.5 million for the year ended December 31, 2000. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2000 would change the Company's net income for the year ended December 31, 2000 by approximately $870,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
	December 31,
	2000	1999
Assets:

Current assets:
Cash and cash equivalents	$ 2,139	$ 7,362
Accounts receivable, net	90,989	79,508
Inventories, net	23,670	21,955
Prepaid expenses and other current assets	10,018	10,142
	_______	_______
Total current assets	126,816	118,967
	_______	_______

Net property, plant and equipment	75,788	74,068
Loan issuance cost, less accumulated amortization
of $7,318 in 2000 and $5,002 in 1999	10,918	13,234
Goodwill, less accumulated amortization of $24,263
in 2000 and $20,559 in 1999	48,560	52,300
Other assets, less accumulated amortization of
$4,583 in 2000 and $4,152 in 1999	26,009	24,692
	_______	_______
	$ 288,091	$ 283,261
	_____	_____

Liabilities and Shareholders' Deficit:

Current liabilities:
Accounts payable	$ 6,308	$ 2,787
Accrued expenses	40,846	34,400
Current installments of long-term obligations	34,848	16,800
Current installments of capital lease obligations	109	67
Income taxes payable	4,294	2,431
	_______	_______
Total current liabilities	86,405	56,485
	_______	_______

Long-term obligations, net of current installments	455,319	486,075
Capital lease obligations, net of current installments	264	313
Deferred income taxes, net	4,056	5,123
	_______	_______
	546,044	547,996
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,915 in
2000 and in 1999	71	71
Retained deficit	(250,306)	(259,435)
Accumulated other comprehensive loss	(7,718)	(5,371)
	_______	_______
	(257,953)	(264,735)
	_______	_______

	$ 288,091	$ 283,261
	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per share data)
	Year Ended December 31,
	2000	1999	1998
Revenue:
Rental and service	$ 274,331	$ 245,983	$ 258,482
Sales and other	79,468	75,465	71,989
	________	________	________
Total revenue	353,799	321,448	330,471

Rental expenses	175,833	166,878	165,461
Cost of goods sold	32,582	31,348	27,881
	________	________	________
	208,415	198,226	193,342
	________	________	________
Gross profit	145,384	123,222	137,129

Selling, general and administrative
expenses	79,683	75,406	69,569
	________	________	________
Operating earnings	65,701	47,816	67,560

Interest income	897	348	616
Interest expense	(48,635)	(46,502)	(48,594)
Foreign currency gain (loss)	(2,358)	(1,356)	20
	________	________	________
Earnings before income taxes
and minority interest	15,605	306	19,602
Income taxes	6,476	620	7,851
	________	________	________
Earnings (loss) before minority
interest	9,129	(314)	11,751

Minority interest in subsidiary loss	-	-	25
	________	________	________
Net earnings (loss)	$ 9,129	$ (314)	$ 11,776
	_____	_____	_____

Earnings (loss) per common share	$ 0.13	$ -	$ 0.17
	_____	_____	_____
Earnings (loss) per common share
- assuming dilution	$ 0.12	$ -	$ 0.16
	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,873
	_____	_____	_____
Diluted (weighted average
outstanding shares)	73,219	73,254	73,233
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net earnings (loss)	$ 9,129	$ (314)	$ 11,776
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	28,277	27,348	25,814
Amortization	6,505	7,187	5,964
Provision for uncollectible accounts receivable	6,466	10,839	3,707
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(18,488)	(11,664)	(7,808)
Decrease (increase) in inventories	(2,021)	6,332	(7,186)
Decrease in prepaid expenses and other	124	4,410	7,739
Increase (decrease) in accounts payable	3,368	(859)	4,715
Increase (decrease) in accrued expenses	6,940	(1,245)	(4,121)
Increase (decrease) in income taxes payable	1,864	(986)	2,689
Increase (decrease) in deferred income taxes, net	(1,067)	(4,273)	113
Increase (decrease) in noncurrent deferred other	-	(8)	483
	________	________	________
Net cash provided by operating activities	41,097	36,767	43,885
	________	________	________
Cash flows from investing activities:
Additions to property, plant and equipment	(31,718)	(24,834)	(29,913)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	(300)	300	(700)
Dispositions of property, plant and equipment	1,737	2,488	2,207
Business acquisitions, net of cash acquired	(427)	(5,064)	(11,266)
Decrease (increase) in other assets	(1,304)	7,027	(2,806)
	________	________	________
Net cash used by investing activities	(32,012)	(20,083)	(42,478)
	________	________	________
Cash flows from financing activities:
Repayment of notes payable, long-term and capital lease
obligations	(13,661)	(12,871)	(19,501)
Loan issuance costs	-	-	(339)
Proceeds from the exercise of stock options	-	-	300
Recapitalization costs-fees and expenses	-	-	2,088
Recapitalization costs-amounts incurred in 1997, paid in 1998	-	-	(41,652)
Other	-	-	(2)
	________	________	________
Net cash used by financing activities	(13,661)	(12,871)	(59,106)
	________	________	________
Effect of exchange rate changes on cash and cash
equivalents	(647)	(817)	311
	________	________	________
Net increase (decrease) in cash and cash equivalents	(5,223)	2,996	(57,388)
Cash and cash equivalents, beginning of period	7,362	4,366	61,754
	________	________	________
Cash and cash equivalents, end of period	$ 2,139	$ 7,362	$ 4,366
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Deficit
Three Years Ended December 31, 2000
(in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings Deficit	Accumulated Other Comprehensive Loss	Total Share- holders' Deficit

Balances at December 31, 1997	$ 17	$ -	$ (273,231)	$ (2,484)	$ (275,698)
	______	_______	________	______	________
Net earnings	-	-	11,776	-	11,776
Foreign currency translation
adjustment	-	-	-	(54)	(54)
					________
Total comprehensive income					11,722
					________
Exercise of stock options	-	300	-	-	300
Reimbursement of
recapitalization costs	-	1	2,087	-	2,088
Stock split	54	(54)	-	-	-
Reclass to retained earnings	-	(247)	247	-	-
	______	_______	________	_______	________
Balances at December 31, 1998	$ 71	$ -	$ (259,121)	$ (2,538)	$ (261,588)
	______	_______	________	_______	________
Net loss	-	-	(314)	-	(314)
Foreign currency translation
adjustment	-	-	-	(2,833)	(2,833)
					________
Total comprehensive loss					(3,147)
	______	_______	________	_______	________
Balances at December 31, 1999	$ 71	$ -	$ (259,435)	$ (5,371)	$ (264,735)
	______	_______	________	_______	________
Net earnings	-	-	9,129	-	9,129
Foreign currency translation
adjustment	-	-	-	(2,347)	(2,347)
					________
Total comprehensive income					6,782
	______	_______	________	_______	________
Balances at December 31, 2000	$ 71	$ -	$ (250,306)	$ (7,718)	$ (257,953)
	___	____	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)  Principles of Consolidation

      The consolidated financial statements include the accounts of Kinetic Concepts, Inc. ("KCI") and all subsidiaries (collectively, the "Company"). Due to improvements in financial systems and processes, the Company began reporting international results on a current-month basis effective December 2000. Historically, the Company had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment (the "international 13th month") which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, for fiscal 2000, the results reported herein include the international 13th month. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 2000 presentation.

(b)  Nature of Operations and Customer Concentration

      The Company designs, manufactures, markets and distributes therapeutic products, primarily specialty hospital beds, mattress overlays and medical devices that treat and prevent the complications of immobility. The principal markets for the Company's products are domestic and international health care providers, predominantly hospitals and extended care facilities throughout the U.S. and Western Europe. Receivables from these customers are unsecured .

      The Company contracts with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 43% of the Company's revenue during 2000 was generated under national agreements with GPOs.

      During 2000, KCI International had direct operations in 12 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden and Ireland. In the fourth quarter of 2000, the Company began operations in Spain, South Africa and Puerto Rico. (See Note 14.)

(c)  Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met:

      1)     A contract or sales arrangement exists.
      2)     Products have been shipped or services have been rendered.
      3)     The price of the products or services is fixed or determinable.
      4)     Collectibility is reasonably assured.

      Service and rental revenue are recognized as services are rendered. Sales and other revenue are recognized when products are shipped.

(d)  Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

(e)  Fair Value of Financial Instruments

      The carrying amount reported in the balance sheet for cash, accounts receivable, long-term securities, accounts payable and long-term obligations approximates their fair value. The Company estimates the fair value of long-term obligations by discounting the future cash flows of the respective instrument, using the Company's incremental rate of borrowing for a similar instrument.

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

(h)  Depreciation

      Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (thirty to forty years for the buildings and between three and five years for most of the Company's other property and equipment) of the assets.

(i)  Goodwill

      Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method .

      The carrying value of goodwill reflects management's current assessment of recoverability. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the assets are less than the asset carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value of the respective asset.

(j)  Other Assets

      Other assets consist principally of patents, trademarks, long-term investments and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

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

(l)  Common Stock

      The Company is authorized to issue 100 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statements of Shareholders' Deficit) and related footnotes have been restated to reflect the stock split.

(m)  Earnings Per Share

      In 1997, the Financial Accounting Standard Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earning per share with basic and diluted earnings per share. Basic earnings per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

(n)  Shipping and Handling

      In September 2000, the Emerging Issues Task Force issued EITF00-10 which requires disclosure of shipping and handling costs that are not included in cost of goods sold. The Company's policy is to include shipping and handling costs in cost of goods sold.

(o)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p)  Insurance Programs

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

      From January 27, 1993 to January 31, 1999, the Company's wholly-owned captive insurance company, KCI Insurance Company, Ltd. (the "Captive"), reinsured the primary layer of commercial general liability, workers' compensation and auto liability insurance for certain of the Company's operating subsidiaries. On January 31, 1999, the Captive was liquidated. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred based on actuarial reviews. The Company has obtained insurance coverage for catastrophic exposures as well as those risks required to be insured by law or contract.

(q)  Foreign Currency Translation

      The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

(r)  Stock Options

      During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". The Statement allows companies to continue accounting for stock-based compensation under the provisions of APB Opinion

25, "Accounting for Stock Issued to Employees"; however, companies are encouraged to adopt the new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the fair value based method are required to provide expanded disclosures in footnotes to the financial statements. The Company has elected to continue accounting for stock-based compensation under the provisions of APB Opinion 25 and has provided the required disclosures (See Note 9).

(s)  Research and Development

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 2% of the Company's total operating expenditures in each of the years ended December 31, 2000, 1999 and 1998.

(t)  Interest Rate Protection Agreements

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

      On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate swap, which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The new interest cap contract covers $150.0 million of the Company's variable rate debt and is effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which will be recognized over the term of the original interest rate protection agreement.

      Subsequent to December 31, 2000, the Company exchanged its 7.0% interest rate cap into an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001.

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

NOTE 3.     Acquisitions and Dispositions

     On November 6, 1998, the Company acquired certain assets related to its medical devices business from Beiersdorf-Jobst, Inc. The assets were acquired for a total purchase price of approximately $14.5 million. The acquired assets consisted of DVT prophylaxis medical devices, related disposables, equipment, technology and other intangible assets. The acquisition was funded through the Company's revolving credit line. The operating results of the acquired business did not have a material impact on the Company's results of operations for 2000, 1999 or 1998.

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

      These acquisitions have been accounted for by the purchase method of accounting, and accordingly, the approximate purchase prices, shown above, have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition, with the excess of the purchase prices over net assets acquired recorded as goodwill which the Company is amortizing over periods of 15-25 years. The results of operations of the acquisitions have been included in the Company's consolidated financial statements since the acquisition dates. Because these acquisitions are not material to the Company's financial position or results of operations, pro forma results of operations are not presented.

NOTE 4.     Supplemental Balance Sheet Data

      Accounts receivable consist of the following (in thousands):

	December 31,
	2000	1999

Trade accounts receivable	$ 95,439	$ 83,858
Medicare V.A.C. receivables	14,677	15,460
Employee and other receivables	1,598	1,474
	________	________
	111,714	100,792
Less: Allowance for doubtful receivables	(6,048)	(5,824)
Medicare V.A.C. receivable allowance	(14,677)	(15,460)
	________	________
	$ 90,989	$ 79,508
	_____	_____

     Inventories consist of the following (in thousands):

	December 31,
	2000	1999

Finished goods	$ 7,068	$ 8,549
Work in process	2,658	1,566
Raw materials, supplies and parts	22,808	21,168
	________	________
	32,534	31,283
Less: Amounts expected to be converted
into equipment for short-term rental	(8,100)	(7,800)

Reserve	(764)	(1,528)
	________	________
	$ 23,670	$ 21,955
	_____	_____

      Net property, plant and equipment consist of the following (in thousands):

	December 31,
	2000	1999

Land	$ 1,439	$ 1,439
Buildings	17,024	16,367
Equipment for short-term rental	143,412	134,056
Machinery, equipment and furniture	63,113	54,392
Leasehold improvements	1,771	1,840
Inventory to be converted to equipment	8,100	7,800
	________	________
	234,859	215,894
Less accumulated depreciation	(159,071)	(141,826)
	________	________
	$ 75,788	$ 74,068
	_____	_____

      Accrued expenses consist of the following (in thousands):

	December 31,
	2000	1999

Payroll, commissions and related taxes	$ 16,319	$ 11,481
Interest expense	4,190	3,975
Insurance accruals	2,430	2,227
Other accrued expenses	17,907	16,717
	________	________
	$ 40,846	$ 34,400
	_____	_____

NOTE 5.     Long-Term Obligations

      Long-term obligations consist of the following (in thousands):

	December 31,
	2000	1999
Senior Credit Facilities:
Revolving bank credit facility	$ 10,000	$ 6,000
Acquisition credit facility	9,146	10,000
Term loans:
Tranche A due 2003	95,000	110,000
Tranche B due 2004	87,300	88,200
Tranche C due 2005	87,300	88,200
	________	________
	288,746	302,400
9 5/8% Senior Subordinated Notes Due 2007	200,000	200,000
	________	________
	488,746	502,400
Less current installments	(34,848)	(16,800)
	________	________
	453,898	485,600
Other	1,421	475
	________	________
	$ 455,319	$ 486,075
	_____	_____

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

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on the Company's variable rate debt as follows (dollars in millions):

Swap		Fixed Base
Maturity	Amount	Interest Rate
01/08/2002	$150.0	5.7575%
12/29/2000	$ 95.0	4.8950%

      As a result of the interest rate protection agreements, the Company recorded an interest expense benefit of approximately $2.7 million and $206,000 in 2000 and 1999, respectively.

      On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The new interest cap contract covers $150.0 million of the Company's variable rate debt and is effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which will be recognized over the term of the original interest rate protection agreement.

      Subsequent to December 31, 2000, the Company exchanged its 7% interest rate cap into an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001.

      The Revolving Loans may be repaid and reborrowed. At December 31, 2000, the aggregate availability under the Revolving Credit facility was $35.9 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. On February 17, 2000, the Company and the Lenders agreed to an amendment to its $400.0 million Senior Credit Agreement. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility. The Company is in compliance with the amended covenants at December 31, 2000.

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

Optional Redemption

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

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

      Interest paid during 2000, 1999 and 1998 was approximately $45.6 million, $44.0 million and $47.0 million, respectively.

      Future maturities of long-term debt at December 31, 2000 are as follows (in thousands):

Year	Amount
2001	$ 34,848
2002	$ 34,849
2003	$ 49,849
2004	$ 85,500
2005	$ 83,700
Thereafter	$ 200,000

NOTE 6.     Leasing Obligations

      The Company is obligated for equipment under various capital leases which expire at various dates during the next five years. At December 31, 2000, the gross amount of equipment under capital leases totaled $619,000, which has been fully depreciated.

      The Company leases computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases which expire at various dates over the next six years. Total rental expense for operating leases was $13.9 million, $14.6 million and $13.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2001	$ 149	$ 9,689
2002	139	7,076
2003	111	4,488
2004	55	3,232
2005	-	2,267
Later years	-	633
	_____	_____
Total minimum lease payments	$ 454	$ 27,385
		_____
Less amount representing interest	81
	_____
Present value of net minimum
capital lease payments	373
Less current portion	109
	_____
Obligations under capital leases
excluding current installments	$ 264
	_____

NOTE 7.     Income Taxes

      Earnings before income taxes and minority interest consists of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998

Domestic	$ 133	$ (12,925)	$ 8,050
Foreign	15,472	13,231	11,552
	_____	_____	_____

	$ 15,605	$ 306	$ 19,602
	____	____	____

      Income tax expense attributable to income from continuing operations consists of the following (in thousands):

Year Ended December 31, 2000
	Current	Deferred	Total

Federal	$ 1,070	$ 99	$ 1,169
State	435	(343)	92
International	6,038	(823)	5,215
	_____	_____	_____
	$ 7,543	$ (1,067)	$ 6,476
	____	____	____

Year Ended December 31, 1999
	Current	Deferred	Total

Federal	$ -	$ (3,930)	$ (3,930)
State	328	(721)	(393)
International	5,175	(232)	4,943
	_____	_____	_____
	$ 5,503	$ (4,883)	$ 620
	____	____	____

Year Ended December 31, 1998
	Current	Deferred	Total

Federal	$ 1,267	$ 1,441	$ 2,708
State	397	(38)	359
International	4,901	(117)	4,784
	_____	_____	_____
	$ 6,565	$ 1,286	$ 7,851
	____	____	____

      Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax income from continuing operations as a result of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998

Computed "expected" tax expense	$ 5,462	$ 107	$ 6,869
Goodwill	509	451	365
State income taxes, net of federal benefit	60	(255)	233
Tax-exempt interest from municipal bonds	-	(6)	(88)
Foreign income taxed at other than U.S. rates	(657)	(151)	496
Utilization of foreign net operating loss	-	(10)	(38)
Non-consolidated foreign net operating loss	457	473	274
Foreign, other	-	62	(422)
Other, net	645	(51)	162
	____	____	____
	$ 6,476	$ 620	$ 7,851
	____	____	____

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

	2000	1999
Deferred Tax Assets:
Accounts receivable, principally due to allowance for
for doubtful accounts	$ 7,879	$ 2,860
Intangible assets, deducted for book purposes but
capitalized and amortized for tax purposes	213	560
Foreign net operating loss carry forwards	676	842
Net operating loss carry forwards	593	3,862
Inventories, principally due to additional costs capitalized
for tax purposes pursuant to the Tax Reform Act of 1986	1,102	1,272
Legal fees, capitalized and amortized for tax purposes	211	533
Accrued liabilities	1,547	1,395
Foreign tax credits, available for carryback/carryforward	8,256	7,756
Deferred foreign tax asset	361	168
Other	3,814	4,065
	_____	_____
Total gross deferred tax assets	24,652	23,313
Less: valuation allowance	(676)	(842)
	_____	_____
Net deferred tax assets	23,976	22,471
	_____	_____

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in
depreciation and basis	(26,497)	(26,261)
Deferred state tax liability	(967)	(1,329)
Intangible assets, deducted for book purposes over a
longer life than for tax purposes	(564)	-
Other	(4)	(4)
	_____	_____
Total gross deferred tax liabilities	(28,032)	(27,594)
	_____	_____
Net deferred tax liability	$ (4,056)	$ (5,123)
	____	____

      At December 31, 2000, the Company had $3.6 million of operating loss carryforwards available to reduce future taxable income. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to foreign loss carryforwards. Carryforwards of approximately $900,000 can be used indefinitely and the remainder expire from 2001 through 2020. Additionally, the Company had foreign tax credits of approximately $8.3 million, $1.5 million which will be carried back to prior years and $6.8 million which will be carried forward to offset future tax liabilities.

      The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

      Income taxes paid during 2000, 1999 and 1998 were $7.2 million, $7.3 million and $5.5 million, respectively.

NOTE 8.     Shareholders' Equity and Employee Benefit Plans

Common Stock:

      The Company is authorized to issue 100.0 million shares of Common Stock, $0.001 par value (the "Common Stock"). During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company. All share, per share, stock price and stock option amounts shown in the financial statements (except the Consolidated Statement of Shareholders' Deficit) and related footnotes have been restated to reflect the stock split. The number of shares of Common Stock issued and outstanding at the end of 2000 and 1999 was 70,915,000.

Preferred Stock:

      The Company is authorized to issue up to 20.0 million shares of Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 2000 and December 31, 1999, none were issued.

Investment Plan:

      The Company has an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and the Company matches employee contributions up to a specified limit. In 2000, 1999 and 1998, the Company made matching contributions and charged to expense approximately $1.2 million, $900,000 and $850,000, respectively.

NOTE 9.     Stock Option Plans

      In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". While the accounting standard encourages the adoption of a new fair-value method for expense recognition, Statement 123 allows companies to continue accounting for stock options and other stock-based awards as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow the provisions of APB 25 and related interpretations in accounting for its stock options plans because, as discussed below, the alternative fair-value method prescribed by FASB Statement No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In December 1997, the Company's Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as adjusted, is approximately 14.1 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed ten (10) years. The Management Equity Plan supersedes all other stock option plans including the 1997 Kinetic Concepts, Inc. Stock Incentive Plan, the 1987 Kinetic Concepts, Inc. Key Contributor Stock Option Plan, the 1988 Kinetic Concepts, Inc. Directors Stock Option Plan, and the 1995 Kinetic Concepts, Inc. Senior Executive Management Stock Option Plan. During the Recapitalization, 60 employees rolled stock options covering an additional 5.5 million shares of the Company's Common Stocks into the 1997 Management Equity Plan. As of December 31, 1997, all outstanding options granted under the superseded plans were 100% vested.

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been calculated based on the assumption that the Company had accounted for its employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 2000, 1999 and 1998, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.7%, 6.3% and 5.0%, dividend yields of 0.7%, 0.9% and 1.1%, volatility factors of the expected market price of the Company's common stock of .33, .23 and .26 and a weighted-average expected option life of 6.8 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

	2000	1999	1998

Net Earnings (Loss) as Reported	$ 9,129	$ (314)	$ 11,776
Pro Forma Net Earnings (Loss)	$ 132	$ (2,405)	$ 9,650

Earnings (Loss) Per Share as Reported
Earnings (Loss) per common share	$ 0.13	$ -	$ 0.17
Earnings (Loss) per common share -
assuming dilution	$ 0.12	$ -	$ 0.16

Pro Forma Earnings (Loss) Per Share
Earnings (Loss) per common share	$ -	$ (0.03)	$ 0.14
Earnings (Loss) per common share -
assuming dilution	$ -	$ (0.03)	$ 0.13

      The Company is not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future results.

      The following table summarizes information about stock options outstanding at December 31, 2000 (options in thousands):

Range of Exercise Prices	Options Outstanding at 12/31/00	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Options Exercisable at 12/31/00	Weighted Average Exercise Price

$0.88 to $1.16	1,237	3.5	$ 1.06	1,237	$ 1.06
$1.25 to $2.38	657	3.6	$ 1.70	657	$ 1.70
$2.78 to $4.81	15,091	5.7	$ 4.55	6,219	$ 4.17
	_______	_______	_______	_______	_______
	16,985	5.5	$ 4.18	8,113	$ 3.50

      A summary of the Company's stock option activity, and related information, for years ended December 31, 2000, 1999 and 1998 follows (options in thousands):

	2000		1999		1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options Outstanding -
Beginning of Year	9,617	$ 3.65	9,693	$ 3.62	9,344	$ 3.55
Granted	7,921	$ 4.81	177	$ 4.81	631	$ 4.81
Exercised	(319)	$ 3.10	(167)	$ 2.87	(55)	$ 2.64
Forfeited	(234)	$ 4.81	(86)	$ 4.81	(227)	$ 3.19
	_______		_______		_______
Options Outstanding -
End of Year	16,985	$ 4.18	9,617	$ 3.65	9,693	$ 3.62
	_______		_______		_______
Exercisable at End of Year	8,113	$ 3.50	6,790	$ 3.16	5,390	$ 2.67
	_______		_______		_______
Weighted Average Fair
Value of Options
Granted During the Year		$ 1.83		$ 1.65		$ 1.58

      Exercise prices for options outstanding as of December 31, 2000 ranged from $0.88 to $4.81. The weighted average remaining contractual life of those options is 5.5 years.

NOTE 10.     Other Comprehensive Income (Loss)

      The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. The adoption of this Statement has no impact on the net earnings (loss) or shareholders' equity (deficit) of the Company. This standard requires disclosure of total non-owner changes in shareholders' equity (deficit), which is defined as net earnings (loss) plus direct adjustments to shareholders' equity (deficit), such as equity (deficit) and cash investment adjustments and foreign currency translation adjustments.

	2000	1999	1998

Net earnings	$ 9,129	$ (314)	$ 11,776
Foreign currency translation adjustment	(2,347)	(2,833)	(54)
	_____	_____	_____
Other comprehensive income (loss)	$ 6,782	$ (3,147)	$ 11,722
	____	____	____

      The earnings associated with the Company's investment in its foreign subsidiaries are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been provided.

NOTE 11.     Other Assets

      A summary of other long-term assets follows (in thousands):

	2000	1999

Investment in assets subject to
leveraged leases	$ 16,445	$ 16,445
Intangible assets	5,518	4,747
Deposits and other	8,629	7,652
	_____	_____
	30,592	28,844
Less accumulated amortization	(4,583)	(4,152)
	_____	_____
	$ 26,009	$ 24,692
	____	____

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

NOTE 12.     Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	2000	1999	1998

Net earnings (loss)	$ 9,129	$ (314)	$ 11,776
	____	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,915	70,915	70,873
Dilutive potential common shares from stock
options	2,304	2,339	2,360
	_______	_______	_______
Diluted (weighted-average outstanding
shares)	73,219	73,254	73,233
	____	____	____
Earnings per common share	$ 0.13	$ -	$ 0.17
	____	____	____
Earnings per common share - assuming
dilution	$ 0.12	$ -	$ 0.16
	____	____	____

NOTE 13.     Commitments and Contingencies

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay has been granted in this case pending the completion of a reevaluation of Novamedix's patents by the U.S. Patent and Trademark Office ("PTO"). Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery in this case should be completed in the second quarter of 2001 and the trial is scheduled for the fourth quarter of 2001. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

      During the fourth quarter of 2000, in order to make additional investments necessary to optimize market penetration of the V.A.C. wound healing device, the Company negotiated a $3.0 million reduction in patent licensing fees on the V.A.C. for the six months ended December 31, 2000. In return for this licensing fee reduction, the Company will be required to pay a higher licensing fee of approximately 1% beginning in the year 2003 for a period of three years.

      Other than commitments for new product inventory, including disposable "for sale" products of $14.8 million, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

      See discussion of the Company's self-insurance program at Note 1 and leases at Note 6.

NOTE 14.     Segment and Geographic Information

      The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in 14 primary countries and Puerto Rico internationally.

      The Company defines its business segments based on geographic management responsibility. Accordingly, the Company has two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. The Company measures segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating earnings and assets. Prior years have been made to conform with the 2000 presentation. Information on segments and a reconciliation to consolidated totals are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Revenue:
USA (1)	$ 258,348	$ 236,471	$ 252,432
International	95,451	84,977	78,039
	______	______	______
	$ 353,799	$ 321,448	$ 330,471
	_____	_____	_____

Operating Earnings:
USA	$ 79,736	$ 62,527	$ 83,150
International	19,450	15,733	15,308
Other (2):
Executive	(9,496)	(5,342)	(5,236)
Finance	(14,060)	(14,041)	(9,746)
Manufacturing/Engineering	(4,725)	(4,541)	(5,042)
Administration	(5,204)	(6,520)	(10,874)
	______	______	______
Total Other	(33,485)	(30,444)	(30,898)
	______	______	______
	$ 65,701	$ 47,816	$ 67,560
	_____	_____	_____

Depreciation and Amortization:
USA	$ 19,464	$ 19,820	$ 18,006
International	7,945	6,871	6,800
Other (2):
Executive (3)	1,114	2,095	1,023
Finance	2,333	1,910	2,152
Manufacturing/Engineering	1,721	1,599	1,516
Administration	2,205	2,240	2,281
	______	______	______
Total Other	7,373	7,844	6,972
	______	______	______
	$ 34,782	$ 34,535	$ 31,778
	_____	_____	_____

Total Assets:
USA	$ 182,442	$ 184,575	$ 200,105
International	64,667	59,022	58,064
Other:
Executive	14,750	15,605	23,715
Finance	5,000	6,051	5,509
Manufacturing/Engineering	11,470	8,711	8,493
Administration	9,762	9,297	10,231
	______	______	______
Total Other	40,982	39,664	47,948
	______	______	______
	$ 288,091	$ 283,261	$ 306,117
	_____	_____	_____

Gross Capital Expenditures:
USA	$ 13,948	$ 14,741	$ 17,149
International	7,205	4,647	5,022
Other:
Executive	-	-	-
Finance	8,131	3,910	5,651
Manufacturing/Engineering	2,734	1,236	2,791
Administration	-	-	-
	______	______	______
Total Other	10,865	5,146	8,442
	______	______	______
	$ 32,018	$ 24,534	$ 30,613
	_____	_____	_____

(1)   USA revenue includes contract metal fabrication income for the years 2000, 1999 and 1998 of
       $1,767, $1,216 and $1,325, respectively.

(2)   Other includes general headquarter expenses which are not allocated to the individual segments and are included as selling, general and administrative expenses within the Company's
       Consolidated Statements of Earnings (see page 35).

(3)   1999 Depreciation and Amortization includes a write-down of goodwill of approximately $1.1 million associated with a discontinued product line.

       The following is other selected geographic financial information of the Company (in thousands):

	Year Ended December 31,
	2000	1999	1998

Geographic location of long-lived assets:
Domestic	$ 141,281	$ 145,887	$ 159,472
Foreign	19,994	18,407	19,654
	______	______	______
Total long-lived assets	$ 161,275	164,294	179,126
	_____	_____	_____

NOTE 15.     Quarterly Financial Data (unaudited)

      The unaudited consolidated results of operations by quarter, as adjusted for the stock split, are summarized below:

Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 82,702	$ 83,627	$ 85,625	$ 101,845
Operating Earnings	$ 15,144	$ 15,996	$ 14,278	$ 20,283
Net Earnings	$ 1,468	$ 1,931	$ 1,120	$ 4,610
Per share:
Earnings per common share	$ 0.02	$ 0.03	$ 0.02	$ 0.07
Earnings per common share -
assuming dilution	$ 0.02	$ 0.03	$ 0.02	$ 0.06
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
Diluted (weighted average
outstanding shares)	73,245	73,245	73,231	73,206
	____	____	____	____

Year Ended December 31, 1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 80,211	$ 80,005	$ 79,689	$ 81,543
Operating Earnings	$ 14,475	$ 13,554	$ 14,627	$ 5,160
Net Earnings (loss)	$ 1,537	$ 976	$ 1,622	$ (4,449)
Per share:
Earnings (loss) per common share	$ 0.02	$ 0.01	$ 0.02	$ (0.06)
Earnings (loss) per common share -
assuming dilution	$ 0.02	$ 0.01	$ 0.02	$ (0.06)
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
Diluted (weighted average
outstanding shares)	73,177	73,233	73,245	73,248
	____	____	____	____

      Earnings (loss) per share for the full year may differ from the total of the quarterly earnings (loss) per share due to rounding differences.

NOTE 16.     Guarantor Condensed Consolidating Financial Statements

      Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its wholly-owned subsidiaries (the "guarantor subsidiaries") act as guarantors. Certain other subsidiaries (the "non-guarantor subsidiaries") do not guarantee such debt. The guarantor subsidiaries are wholly owned by the Company and the guarantees are full, unconditional, and joint and several. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management has determined that such information is not material to investors.

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries. The Senior Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on pages 59 and 60.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of December 31, 2000 and 1999 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 2000. (See pages 59-66.)

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2000 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
Accounts receivable, net	-	72,779	21,967	(3,757)	90,989
Inventories, net	-	13,431	10,239	-	23,670
Prepaid expenses and other
current assets	-	7,021	2,997	-	10,018
	________	________	________	________	________
Total current assets	-	93,231	41,359	(7,774)	126,816

Net property, plant and equipment	-	77,927	10,090	(12,229)	75,788
Loan issuance cost, net	-	10,918	-	-	10,918
Goodwill, net	-	44,149	4,411	-	48,560
Other assets, net	-	25,230	779	-	26,009
Intercompany investments and
advances	(257,954)	486,635	21,160	(249,841)	-
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,271	$ 4,054	$ (4,017)	$ 6,308
Accrued expenses	-	30,455	10,391	-	40,846
Current installments of long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,922	-	(21,922)	-
Current installments of capital
lease obligations	-	109	-	-	109
Income taxes payable	-	2,663	1,631	-	4,294
	________	________	________	________	________
Total current liabilities	-	96,268	16,076	(25,939)	86,405
	________	________	________	________	________
Long-term obligations, net of
current installments	-	455,319	-	-	455,319
Capital lease obligations, net of
current installments	-	264	-	-	264
Deferred income taxes, net	-	14,313	-	(10,257)	4,056
	________	________	________	________	________
	-	566,164	16,076	(36,196)	546,044
Shareholders' equity (deficit)	(257,954)	171,926	61,723	(233,648)	(257,953)
	________	________	________	________	________

	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 9,879	$ (2,517)	$ 7,362
Accounts receivable, net	-	66,162	17,502	(4,156)	79,508
Inventories, net	-	12,873	9,082	-	21,955
Prepaid expenses and other
current assets	-	6,521	4,056	(435)	10,142
	________	________	________	________	________
Total current assets	-	85,556	40,519	(7,108)	118,967

Net property, plant and equipment	-	76,234	9,151	(11,317)	74,068
Loan issuance cost, net	-	13,234	-	-	13,234
Goodwill, net	-	47,332	4,968	-	52,300
Other assets, net	-	24,549	143	-	24,692
Intercompany investments and
advances	(264,736)	469,263	4,120	(208,647)	-
	________	________	________	________	________
	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261
	_____	_____	_____	_____	_____

LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 3,127	$ 2,179	$ (2,519)	$ 2,787
Accrued expenses	-	26,569	7,831	-	34,400
Current installments of long-
term obligations	-	16,800	-	-	16,800
Intercompany payables	-	7,295	-	(7,295)	-
Current installments of capital
lease obligations	-	67	-	-	67
Income taxes payable	-	-	2,866	(435)	2,431
	________	________	________	________	________
Total current liabilities	-	53,858	12,876	(10,249)	56,485
	________	________	________	________	________
Long-term obligations, net of
current installments	-	486,075	-	-	486,075
Capital lease obligations, net of
current installments	-	312	1	-	313
Deferred income taxes, net	-	15,126	-	(10,003)	5,123
	________	________	________	________	________
	-	555,371	12,877	(20,252)	547,996
Shareholders' equity (deficit)	(264,736)	160,797	46,024	(206,820)	(264,735)
	________	________	________	________	________

	$ (264,736)	$ 716,168	$ 58,901	$ (227,072)	$ 283,261
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2000
(in thousands)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 209,210	$ 65,121	$ -	$ 274,331
Sales and other	-	63,992	27,173	(11,697)	79,468
	________	________	________	________	________
Total revenue	-	273,202	92,294	(11,697)	353,799

Rental expenses	-	124,126	51,707	-	175,833
Cost of goods sold	-	30,406	10,454	(8,278)	32,582
	________	________	________	________	________
	-	154,532	62,161	(8,278)	208,415
	________	________	________	________	________
Gross profit	-	118,670	30,133	(3,419)	145,384

Selling, general and administrative
expenses	-	73,780	5,903	-	79,683
	________	________	________	________	________
Operating earnings	-	44,890	24,230	(3,419)	65,701

Interest income	-	621	276	-	897
Interest expense	-	(48,635)	-	-	(48,635)
Foreign currency loss	-	(1,788)	(570)	-	(2,358)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in
earnings of subsidiary	-	(4,912)	23,936	(3,419)	15,605
Income taxes	-	(174)	8,069	(1,419)	6,476
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(4,738)	15,867	(2,000)	9,129
Equity in earnings of subsidiaries	9,129	15,867	-	(24,996)	-
	________	________	________	________	________
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings (loss)
For the year ended December 30, 1999
(in thousands)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 189,092	$ 56,891	$ -	$ 245,983
Sales and other	-	59,894	26,090	(10,519)	75,465
	________	________	________	________	________
Total revenue	-	248,986	82,981	(10,519)	321,448

Rental expenses	-	119,430	47,448	-	166,878
Cost of goods sold	-	27,788	10,512	(6,952)	31,348
	________	________	________	________	________
	-	147,218	57,960	(6,952)	198,226
	________	________	________	________	________
Gross profit	-	101,768	25,021	(3,567)	123,222

Selling, general and administrative
expenses	-	69,531	5,875	-	75,406
	________	________	________	________	________
Operating earnings	-	32,237	19,146	(3,567)	47,816

Interest income	-	155	193	-	348
Interest expense	-	(46,502)	-	-	(46,502)
Foreign currency loss	-	(1,298)	(58)	-	(1,356)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in earnings
(loss) of subsidiary	-	(15,408)	19,281	(3,567)	306
Income taxes	-	(6,016)	8,063	(1,427)	620
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(9,392)	11,218	(2,140)	(314)
Equity in earnings (loss) of
subsidiaries	(314)	11,218	-	(10,904)	-
	________	________	________	________	________
Net earnings (loss)	$ (314)	$ 1,826	$ 11,218	$ (13,044)	$ (314)
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 30, 1998
(in thousands)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 208,363	$ 50,119	$ -	$ 258,482
Sales and other	-	59,193	23,567	(10,771)	71,989
	________	________	________	________	________
Total revenue	-	267,556	73,686	(10,771)	330,471

Rental expenses	-	121,034	44,427	-	165,461
Cost of goods sold	-	20,931	12,470	(5,520)	27,881
	________	________	________	________	________
	-	141,965	56,897	(5,520)	193,342
	________	________	________	________	________
Gross profit	-	125,591	16,789	(5,251)	137,129

Selling, general and administrative
expenses	-	64,924	4,645	-	69,569
	________	________	________	________	________
Operating earnings	-	60,667	12,144	(5,251)	67,560

Interest income	-	334	282	-	616
Interest expense	-	(48,594)	-	-	(48,594)
Foreign currency gain (loss)	-	1,031	(1,011)	-	20
	________	________	________	________	________
Earnings before income
taxes and minority interest
and equity in earnings
of subsidiary	-	13,438	11,415	(5,251)	19,602
Income taxes	-	5,167	4,784	(2,100)	7,851
Minority interest	-	-	25	-	25
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	8,271	6,656	(3,151)	11,776
Equity in earnings of subsidiaries	11,776	6,656	-	(18,432)	-
	________	________	________	________	________
Net earnings	$ 11,776	$ 14,927	$ 6,656	$ (21,583)	$ 11,776
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2000
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(9,129)	18,118	5,441	17,538	31,968
	________	________	________	________	________
Net cash provided by operating
activities	-	29,247	21,308	(9,458)	41,097
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(29,592)	(8,342)	6,216	(31,718)
Increase in inventory to be converted
into equipment for short-term rental	-	(300)	-	-	(300)
Dispositions of property, plant and
equipment	-	487	1,250	-	1,737
Businesses acquisitions,
net of cash acquired	-	(1)	(426)	-	(427)
Increase in other assets	-	(1,002)	(302)	-	(1,304)
	________	________	________	________	________
Net cash used by investing
activities	-	(30,408)	(7,820)	6,216	(32,012)
Cash flows from financing activities:
Repayments of notes payable,
long-term and capital lease
obligations	-	(13,660)	(1)	-	(13,661)
Proceeds (payments) on intercompany
investments and advances	350	15,118	(17,027)	1,559	-
Other	(350)	(297)	(183)	830	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	1,161	(17,211)	2,389	(13,661)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(647)	(647)
	________	________	________	________	________
Net decrease in cash and cash
equivalents	-	-	(3,723)	(1,500)	(5,223)
Cash and cash equivalents,
beginning of year	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings (loss)	$ (314)	$ 1,826	$ 11,218	$ (13,044)	$ (314)
Adjustments to reconcile net earnings
to net cash provided by operating
activities	314	28,795	7,374	598	37,081
	________	________	________	________	________
Net cash provided by operating
activities	-	30,621	18,592	(12,446)	36,767
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(27,457)	(5,896)	8,519	(24,834)
Decrease in inventory to be converted
into equipment for short-term rental	-	300	-	-	300
Dispositions of property, plant and
equipment	-	1,724	764	-	2,488
Businesses acquisitions,
net of cash acquired	-	(5,064)	-	-	(5,064)
Decrease (increase) in other assets	-	7,242	(215)	-	7,027
	________	________	________	________	________
Net cash used by investing
activities	-	(23,255)	(5,347)	8,519	(20,083)
Cash flows from financing activities:
Repayments of notes payable,
long-term and capital lease
obligations	-	(12,842)	(29)	-	(12,871)
Proceeds (payments) on inter-company
investments and advances	837	5,457	(4,767)	(1,527)	-
Cash dividends paid to shareholders	-	-	(5,644)	5,644	-
Other	(837)	19	(2,469)	3,287	-
	________	________	________	________	________
Net cash used by financing
activities	-	(7,366)	(12,909)	7,404	(12,871)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(817)	(817)
	________	________	________	________	________
Net increase in cash and cash
equivalents	-	-	336	2,660	2,996
Cash and cash equivalents,
beginning of year	-	-	9,543	(5,177)	4,366
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 9,879	$ (2,517)	$ 7,362
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 1998
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 11,776	$ 14,927	$ 6,656	$ (21,583)	$ 11,776
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(9,767)	33,837	4,695	3,344	32,109
	________	________	________	________	________
Net cash provided by operating
activities	2,009	48,764	11,351	(18,239)	43,885
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(31,166)	(7,512)	8,765	(29,913)
Increase in inventory to be converted
into equipment for short-term rental	-	(700)	-	-	(700)
Dispositions of property, plant and
equipment	-	755	1,452	-	2,207
Businesses acquisitions,
net of cash acquired	-	(10,939)	(327)	-	(11,266)
Decrease (increase) in other assets	-	(3,054)	248	-	(2,806)
	________	________	________	________	________
Net cash used by investing
activities	-	(45,104)	(6,139)	8,765	(42,478)
Cash flows from financing activities:
Repayments of notes payable,
long-term and capital lease
obligations	-	(19,474)	(27)	-	(19,501)
Loan issuance costs	-	(339)	-	-	(339)
Proceeds from the exercise of
stock options	300	-	-	-	300
Proceeds (payments) on inter-company
investments and advances	(6,340)	15,003	(5,510)	(3,153)	-
Cash dividends paid to shareholders	-	-	(8,651)	8,651	-
Recapitalization costs - fees and expenses	2,088	-	-	-	2,088
Recapitalization costs - amount incurred
in 1997, paid in 1998	-	(41,652)	-	-	(41,652)
Other	1,943	(1,637)	1,204	(1,512)	(2)
	________	________	________	________	________
Net cash used by financing
activities	(2,009)	(48,099)	(12,984)	3,986	(59,106)
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	311	311
	________	________	________	________	________
Net decrease in cash and cash
equivalents	-	(44,439)	(7,772)	(5,177)	(57,388)
Cash and cash equivalents,
beginning of year	-	44,439	17,315	-	61,754
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 9,543	$ (5,177)	$ 4,366
	_____	_____	_____	_____	_____

Report of Independent Auditors

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

      We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, cash flows and shareholders' deficit for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
-------------------------
Ernst & Young LLP

San Antonio, Texas
February 2, 2001

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with certain other key personnel.

Name	Age	Position

Robert Jaunich II	60	Chairman of the Board
Dennert O. Ware	59	Director, President and Chief Executive Officer
James R. Leininger M.D.	56	Director, Chairman Emeritus
Ronald W. Dollens	54	Director
James T. Farrell	36	Director
N. Colin Lind	44	Director
Charles N. Martin	54	Director
Donald E. Steen	58	Director
Raymond R. Hannigan	61	President and Chief Executive Officer (prior to April 2000)
Dennis E. Noll	46	Senior Vice President, General Counsel and Secretary
Christopher M. Fashek	51	President, KCI USA
Frank DiLazzaro	42	President, KCI International
William M. Brown	58	Vice President and Chief Financial Officer
G. Frederick Rush	51	Vice President, Corporate Development
Michael J. Burke	53	Vice President, Manufacturing
Martin J. Landon	41	Vice President, Accounting and Corporate Controller
Rush E. Cone	50	Vice President, Human Resources

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

Dennert O. Ware joined the Company in April 2000 as its President and Chief Executive Officer. Mr. Ware also serves as a director of the Company. Prior to joining the Company, he served as President and Chief Executive Officer of Boehringer Mannheim Corporation (distributor of medical diagnostic equipment) since 1997. Mr. Ware served as President of the Biochemicals Division of Boehringer Mannheim from 1994 to 1997. Mr. Ware joined Boehringer Mannheim in 1972.

James R. Leininger, M.D. is the founder of the Company and served as Chairman of the Board of Directors from 1976 until 1997. From January 1990 to November 1994, Dr. Leininger served as President and Chief Executive Officer of the Company. From 1975 until October 1986, Dr. James Leininger was also the Chairman of the Emergency Department of the Baptist Hospital System in San Antonio, Texas.

Ronald W. Dollens became a director in 2000. Mr. Dollens is President, Chief Executive Officer and a Director of Guidant Corporation. Previously, he served as President of Eli Lilly's MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Eli Lilly's MDD Division and Chairman of the Company's subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), from 1990 to 1991. He also held the position of President and Chief Executive officer of ACS. Mr. Dollens joined Eli Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., AdvaMed (Chairman), the Eiteljorg Museum, St. Vincent Hospital Foundation, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

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

N. Colin Lind became a director after the consummation of the Tender Offer. Mr. Lind is a Managing Director of BLUM Capital Partners, L.P. ("BCP"). Before joining BCP in 1986, he was a Vice President at R. H. Chappell Co., an investment concern focused on development stage companies, and was previously a Vice President of Research for two regional brokerage firms, Davis Skaggs, Inc. and Wheat First Securities. He has previously been a director of two public companies and seven venture capital backed companies.

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

Raymond R. Hannigan joined the Company as its President and Chief Executive Officer in November 1994 and served as a director of the Company from 1994 through April 2000. Mr. Hannigan retired from the Company in April 2000. From January 1991 to November 1994, Mr. Hannigan was the President of the International Division of Sterling Winthrop Consumer Health Group (a pharmaceutical company with operations in over 40 countries), a wholly-owned subsidiary of Eastman Kodak. From May 1989 to January 1991, Mr. Hannigan was the President of Sterling Drug International.

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

G. Frederick Rush joined the Company as Vice President, Corporate Development in June 2000. Prior to joining the Company, Mr. Rush was Senior Vice President, Strategy and Business Development for Roche Diagnostics Corporation (formerly Boehringer Mannheim Corporation) from April 1998 to April 2000 and also served as Vice President, Marketing, Laboratory Diagnostics from May 1999 to February 2000. From August 1995 to July 1998, Mr. Rush was Senior Vice President, Global Marketing and Sales for Boehringer Mannheim Biochemicals.

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

Rush E. Cone joined the Company in January 2001 as Vice President, Human Resources. From March 1999 to December 2000, Mr. Cone was a Senior Consultant with Holland & Davis, L.L.P. From August 1996 to March 1999, Mr. Cone, a licensed attorney, was head of Administration for Pacific Gas & Electric ("PG&E") Gas Transmission in Texas. Prior to August 1996, Mr. Cone worked in various legal and operational positions within PG&E.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	(1) All Other Compensation

Dennert O. Ware	2000	$ 318,750	$ 190,500	5,500,000	$ 334,554
Chief Executive Officer	1999	--	--	--	--
& President	1998	--	--	--	--

Raymond R. Hannigan	2000	$ 120,937	$ 53,750	--	$ --
Chief Executive Officer	1999	322,500	75,000	--	5,080
& President	1998	322,500	64,500	--	5,214

Christopher M. Fashek	2000	$ 239,250	$ 97,000	128,571	$ 2,179
President,	1999	230,083	23,750	--	2,357
KCI USA	1998	219,000	16,650	--	2,338

William M. Brown	2000	$ 226,000	$ 95,000	128,571	$ 48,799
Vice President & Chief	1999	220,500	48,500	--	3,598
Financial Officer	1998	107,500	43,000	400,000	21,206

Frank DiLazzaro	2000	$ 210,000	$ 101,000	85,714	$ 1,442
President,	1999	200,000	68,000	--	1,567
KCI International	1998	188,667	52,920	--	1,695

Michael Burke	2000	$ 200,000	$ 84,000	85,714	$ 1,966
Vice President,	1999	193,333	22,750	--	3,424
Manufacturing	1998	183,333	28,800	--	2,669

(1)   The "All Other Compensation" column includes a Company contribution of $1,000 in 2000, 1999 and 1998 to the Company's 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer. The personal benefits provided to each of the named executive officers under various Company programs did not exceed 10% of the individual's combined salary and bonus in any year except for Mssrs. Ware and Brown. Mr. Ware received $332,799 for reimbursement of relocation expenses in 2000. Mr.
       Brown received reimbursement for relocation costs of $45,725 and $17,065 in 2000 and 1998, respectively.

MANAGEMENT PLANS

      In April 2000, the Company established the CEO Special Bonus Plan. This plan establishes a CEO Bonus Pool of up to $13 million payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $8 million in the event of an Initial Public Offering or a Sale Transaction, where the per share price is at least $4.8125. Part two of this plan consists of the payment of up to $5 million upon the consummation of an Initial Public Offering or a Sale Transaction, where the per share price is equal to $9.00 or more. The Board may alter, amend, suspend or terminate the Plan in whole or in part at any time.

      In April 2000, the Company established the 2000 Special Bonus Plan. This plan establishes a 2000 Bonus Pool of up to $6 million payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $4 million in the event of an Initial Public Offering or s Sale transaction, where the per share price is at least $4.8125. Part two of this plan consists of the payment of up to $2 million upon the consummation of an Initial Public Offering or a Sale Transaction, where the per share price is equal to $9.00 or more. The Board may alter, amend, suspend or terminate the Plan in whole or in part at any time.

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

      The following table sets forth certain information concerning options granted during fiscal 2000 to the named executive officers:

Individual Grants

Names	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Expiration Date	Grant Date Present Value (5)

Dennert O. Ware	3,500,000 (1)	44.18%	4/17/07	$ 6,405,000
	2,000,000 (2)	25.25%	4/17/07	3,660,000

Raymond R. Hannigan	--	--	--	--
	--	--	--	--

Christopher M. Fashek	60,000 (3)	0.76%	4/7/07	109,800
	68,571 (4)	0.87%	4/7/10	125,485

William M. Brown	60,000 (3)	0.76%	4/7/07	109,800
	68,571 (4)	0.87%	4/7/10	125,485

Frank DiLazzaro	40,000 (3)	0.50%	4/7/07	73,200
	45,714 (4)	0.58%	4/7/10	83,657

Michael Burke	40,000 (3)	0.50%	4/7/07	73,200
	45,714 (4)	0.58%	4/7/10	83,657

      The 2000 grants were issued at $4.8125 per share, the approximate fair market value of the Common Stock at date of issuance.

(1)  The referenced options vest 25% on date of employment and 25% on each of first three anniversaries of employment and have a term of seven (7) years.

(2)  The referenced options vest based on performance and become exercisable upon the occurrence of a liquid event exceeding $9.00 per share and have a term of seven (7) years.

(3)  The referenced options vest and became exercisable in twenty percent (20%) increments on
      April 7 of each year and have a term of seven (7) years.

(4)  The referenced options vest based on performance and become exercisable upon the occurrence of a liquid event exceeding $9.00 per share and have a term of ten (10) years.

(5)  The present value of options granted during 2000 was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.7%, dividend yield of 0.7%, volatility factor of the expected market price of the Company's common stock of .33 and a weighted average expected option life of 6.8 years.

FISCAL YEAR-END OPTION VALUE

     The following table sets forth certain information concerning the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 2000.

Name	Number of Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable (1)

Dennert O. Ware	875,000	$ -
	4,625,000	-

Raymond R. Hannigan	1,260,800	$ 2,651,500
	307,200	-

Christopher M. Fashek	824,160	$ 1,104,375
	305,211	-

William M. Brown	160,000	$ -
	368,571	-

Frank DiLazzaro	586,120	$ 800,568
	213,714	-

Michael Burke	516,160	$ 826,250
	147,154	-

                (1)   The Company's Common Stock is no longer publicly traded. For purposes of this calculation, the fair market value of the Common Stock was assumed to be $4.8125 per share.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES HOLDINGS OF PRINCIPAL SHAREHOLDERS, DIRECTORS AND OFFICERS

      Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's outstanding common stock, each director, nominee for director, named executive officer (as listed on page 68 hereof) and all directors and executive officers of the Company as a group, owned beneficially as of March 1, 2001, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

	Shares of Common Stock Beneficially owned as of March 1, 2001 (1)	Percent of Class

James R. Leininger, M.D. 8023 Vantage Drive San Antonio, TX 78230	23,756,880	30.1%

Fremont Partners, L.P. and certain related parties 199 Fremont Street, Suite 2300 San Francisco, CA 94105	28,119,688	35.6%

BLUM Capital Partners, L.P. and certain related parties 909 Montgomery Street, Suite 400 San Francisco, CA 94133	18,576,040	23.5%

Dennert O. Ware (2)	1,750,000	2.2%
Robert Jaunich II (3)	-	--
Ronald W. Dollens (4)	-	--
James T. Farrell (3)	-	--
N. Colin Lind (5)	-	--
Charles N. Martin (2) (4)	40,000	*
Donald E. Steen (2) (4)	102,400	*
Raymond R. Hannigan (2)	1,260,800	1.6%
Christopher M. Fashek (2)	836,160	1.1%
William M. Brown (2)	172,000	*
Frank DiLazzaro (2)	594,120	*
Michael Burke (2)	524,160	*

All directors and executive officers as a group (17 persons) (2)	29,456,520	37.3%

* Less than one (1%) percent

(1)   Except as otherwise indicated in the following notes, the persons named in the table directly own the number of shares indicated in the table and have the sole voting power and investment owner with respect to all of such shares. Shares beneficially owned include options exercisable as of May 1, 2001.

(2)   The shares shown represent shares of Common Stock which such persons have the right to acquire under stock options granted by the Company as of May 1, 2001.

(3)   Messrs. Farrell and Jaunich are managing directors of Fremont Partners, L.P. and certain of its related parties ("Fremont"). The Shares shown do not include the Shares beneficially owned by
       Fremont.

(4)   Messrs. Dollens, Martin and Steen are outside directors and are not affiliated with Fremont
       Partners, L.P. or BLUM Capital Partners, L.P.

(5)   Mr. Lind is a managing director of BLUM Capital Partners, L.P. and certain of its related parties
       ("BCP"). The Shares shown do not include the Shares beneficially owned by BCP.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company did not have any related party transactions in 2000 which require disclosure under this Item 13.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

             1.   Financial Statements

                   The following consolidated financial statements are filed as a part of this report:

                       Consolidated Balance Sheets as of December 31, 2000 and 1999
                       Consolidated Statements of Operations for the three years ended December 31, 2000,
                          1999 and 1998
                       Consolidated Statements of Cash Flows for the three years ended December 31, 2000,
                          1999 and 1998
                       Consolidated Statements of Shareholders' Deficit for the three years ended
                          December 31, 2000, 1999 and 1998
                       Notes to Consolidated Financial Statements
                       Report of Independent Auditors

             2.   Financial Statement Schedules

                   The following consolidated financial statement schedules for each of the years in the three-year period ended December 31, 2000 are filed as part of this Report:

                       Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 2000,
                          1999 and 1998

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

10.3	Deferred Compensation Plan (filed as Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
10.4

Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.5

Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

10.6	Kinetic Concepts Management Equity Plan effective October 1, 1997 (filed as Exhibit 10.33 on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
10.7

Director Equity Agreement, dated May 12, 1998, between the Company and Charles N. Martin (filed as Exhibit 10.8 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.8

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

10.11

Third Amendment to the Credit and Guarantee Agreement dated as of February 24, 2000 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.13 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

*10.12	Kinetic Concepts, Inc. CEO Special Bonus Plan.
*10.13	Kinetic Concepts, Inc. 2000 Special Bonus Plan.
*10.14	Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan
*21.1	List of Subsidiaries

         Note: (*) Exhibits filed herewith.

      (b)   Reports on Form 8-K

             No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 30, 2001.

KINETIC CONCEPTS, INC.

By:  /s/ ROBERT JAUNICH II
---------------------------------
Robert Jaunich II
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Robert Jaunich II ------------------------ ROBERT JAUNICH II	Chairman of the Board of Directors	March 30,2001

/s/ Dennert O. Ware ----------------------------- DENNERT O. WARE	Chief Executive Officer and President	March 30, 2001

/s/ William M. Brown ------------------------ WILLIAM M. BROWN	Vice President and Chief Financial Officer	March 30, 2001

/s/ James R. Leininger, M.D. -------------------------------- JAMES R. LEININGER, M.D.	Director, Chairman Emeritus	March 30, 2001

/s/ Ronald W. Dollens ----------------------- RONALD W. DOLLENS	Director	March 30, 2001

/s/ James T. Farrell ----------------------- JAMES T. FARRELL	Director	March 30, 2001

/s/ N. Colin Lind ------------------- N. COLIN LIND	Director	March 30, 2001

/s/ Charles N. Martin ------------------------ CHARLES N. MARTIN	Director	March 30, 2001

/s/ Donald E. Steen ----------------------- DONALD E. STEEN	Director	March 30, 2001

Schedule II

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Three years ended December 31, 2000

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/98 Balance at End of Period

Allowance for
doubtful accounts	$ 11,204	$ 3,707	$ -	$ 5,238	$ 9,673
	_____	_____	_____	_____	_____

Inventory Reserve	$ 458	$ 1,508	$ -	$ 1,335	$ 631
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 402	$ -	$ 20	$ 148	$ 274
Valuation Allowance	_____	_____	_____	_____	_____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/99 Balance at End of Period

Allowance for
doubtful accounts	$ 9,673	$ 10,839	$ 5,540	$ 4,768	$ 21,284
	_____	_____	_____	_____	_____

Inventory Reserve	$ 631	$ 2,099	$ -	$ 1,202	$ 1,528
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 274	$ -	$ 579	$ 11	$ 842
Valuation Allowance	_____	_____	_____	_____	_____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/00 Balance at End of Period

Allowance for
doubtful accounts	$ 21,284	$ 6,466	$ -	$ 7,025	$ 20,725
	_____	_____	_____	_____	_____

Inventory Reserve	$ 1,528	$ 542	$ -	$ 1,306	$ 764
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 842	$ -	$ 354	$ 520	$ 676
Valuation Allowance	_____	_____	_____	_____	_____