Form 10-Q
period 2001-03-31
KINETIC CONCEPTS INC /TX/
filed 2001-05-11
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock:   70,915,008 shares as of March 1, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets

                   Condensed Consolidated Statements of Earnings

                   Condensed Consolidated Statements of Cash Flows

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2001	2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 2,336	$ 2,139
Accounts receivable, net	99,369	90,989
Inventories, net	28,082	23,670
Prepaid expenses and other current assets	15,871	10,018
	______	______
Total current assets	145,658	126,816
	______	______

Net property, plant and equipment	75,975	75,788
Loan issuance cost, less accumulated amortization
of $7,897 in 2001 and $7,318 in 2000	10,339	10,918
Goodwill, less accumulated amortization of $25,167
in 2001 and $24,263 in 2000	47,655	48,560
Other assets, less accumulated amortization of
$4,163 in 2001 and $4,583 in 2000	26,722	26,009
	______	______
	$ 306,349	$ 288,091
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 6,880	$ 6,308
Accrued expenses	45,745	40,846
Current installments of long-term obligations	34,848	34,848
Current installments of capital lease obligations	112	109
Derivative financial instruments	962	--
Income taxes payable	6,385	4,294
	______	______
Total current liabilities	94,932	86,405
	______	______

Long-term obligations, net of current installments	463,765	455,319
Capital lease obligations, net of current installments	234	264
Deferred income taxes, net	3,308	4,056
	______	______
	562,239	546,044
	______	______
Shareholders' deficit:
Common stock; issued and outstanding 70,915
in 2001 and in 2000	71	71
Retained deficit	(245,992)	(250,306)
Accumulated other comprehensive loss	(9,969)	(7,718)
	______	______
	(255,890)	(257,953)
	______	______

	$ 306,349	$ 288,091
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended
	March 31,
	2001	2000
Revenue:
Rental and service	$ 81,344	$ 65,310
Sales and other	21,893	17,029
	______	______
Total revenue	103,237	82,339
	______	______

Rental expenses	50,954	42,370
Cost of goods sold	8,135	6,609
	______	______
	59,089	48,979
	______	______
Gross profit	44,148	33,360

Selling, general and administrative expenses	23,891	18,216
	______	______
Operating earnings	20,257	15,144

Interest income	40	512
Interest expense	(11,934)	(12,735)
Foreign currency loss	(925)	(433)
	______	______
Earnings before income taxes	7,438	2,488
Income taxes	3,124	1,020
	______	______
Net earnings	$ 4,314	$ 1,468
	_____	_____

Earnings per common share	$ 0.06	$ 0.02
	_____	_____
Earnings per common share --
assuming dilution	$ 0.06	$ 0.02
	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915
	_____	_____
Diluted (weighted average
outstanding shares)	73,077	73,245
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,

	2001	2000
Cash flows from operating activities:
Net earnings	$ 4,314	$ 1,468
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	7,156	7,075
Amortization	1,618	1,632
Provision for uncollectible accounts receivable	1,727	942
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(10,539)	(2,280)
Increase in inventories	(4,663)	(364)
Decrease (increase) in prepaid expenses and other	(6,941)	53
Increase in accounts payable	454	1,500
Increase in accrued expenses	5,794	4,589
Increase in income taxes payable	2,428	1,528
Decrease in deferred income taxes, net	(1,090)	(896)
	______	______
Net cash provided by operating activities	258	15,247
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(8,683)	(4,547)
Decrease in inventory to be converted into
equipment for short-term rental	700	500
Dispositions of property, plant and equipment	426	476
Increase in other assets	(848)	(757)
	______	______
Net cash used by investing activities	(8,405)	(4,328)
	______	______
Cash flows from financing activities:
Borrowings (repayments) of notes payable, long-term
and capital lease obligations	8,762	(9,487)
	______	______
Net cash provided (used) by financing activities	8,762	(9,487)
	______	______
Effect of exchange rate changes on cash and cash equivalents	(418)	(410)
	______	______
Net increase in cash and cash equivalents	197	1,022
Cash and cash equivalents, beginning of period	2,139	7,362
	______	______
Cash and cash equivalents, end of period	$ 2,336	$ 8,384
	_____	_____
Supplemental disclosure of cash flow information:
Cash paid during the first three months for:
Interest	$ 6,774	$ 6,450
Income taxes	$ 1,189	$ 1,073

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)      BASIS OF PRESENTATION

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 2001 presentation.

(2)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (in thousands):

	March 31,	December 31,
	2001	2000

Trade accounts receivable	$ 107,404	$ 95,439
Medicare V.A.C. receivables prior to
October 1, 2000	14,677	14,677
Employee and other receivables	1,492	1,598
	______	______
	123,573	111,714
Less: Allowance for doubtful receivables	(9,527)	(6,048)
Medicare V.A.C. receivable allowance
prior to October 1, 2000	(14,677)	(14,677)
	______	______
	$ 99,369	$ 90,989
	_____	_____

(3)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	March 31,	December 31,
	2001	2000

Finished goods	$ 9,297	$ 7,068
Work in process	3,553	2,658
Raw materials, supplies and parts	23,730	22,808
	______	______
	36,580	32,534
Less: Amounts expected to be converted
into equipment for short-term rental	(7,400)	(8,100)
Reserve for excess and obsolete
inventory	(1,098)	(764)
	______	______
	$ 28,082	$ 23,670
	_____	_____

(4)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2001	2000
Senior Credit Facilities:
Revolving bank credit facility	$ 27,500	$ 10,000
Acquisition credit facility	8,384	9,146
Term loans:
Tranche A due 2003	87,500	95,000
Tranche B due 2004	87,075	87,300
Tranche C due 2005	87,075	87,300
	______	______
	297,534	288,746
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	______	______
	497,534	488,746
Less current installments	(34,848)	(34,848)
	______	______
	462,686	453,898
Other	1,079	1, 421
	______	______
	$ 463,765	$ 455,319
	_____	_____

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

      On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and was effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $290,000 was recognized in the first quarter of 2001.

      In January 2001, the Company terminated its 7% interest rate cap and entered into an interest rate swap. The new interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded an interest expense benefit of approximately $90,000 in the first quarter of 2001.

      The Revolving Loans may be repaid and reborrowed. At March 31, 2001, the aggregate availability under the Revolving Credit facility was $18.6 million.

      The Term Loans are subject to quarterly amortization payments which began on March 31, 1998. On February 17, 2000, commitments under the Acquisition Facility were cancelled as part of the third amendment to the Credit Agreement. The Acquisition Facility loans outstanding shall be repaid in twelve (12) equal quarterly payments commencing March 31, 2001. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans, the Acquisition Facility and/or the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. On February 17, 2000, the Company and the Lenders agreed to an amendment to its $400.0 million Senior Credit Agreement. The amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million remaining availability under the Acquisition Facility. The Company is in compliance with the amended covenants at March 31, 2001.

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

(5)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	Three months ended March 31,

	2001	2000

Net earnings	$ 4,314	$ 1,468
	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,915	70,915
Dilutive potential common shares from stock
options	2,162	2,330
	_____	_____
Diluted (weighted-average outstanding
shares)	73,077	73,245
	____	____
Earnings per common share	$ 0.06	$ 0.02
	____	____
Earnings per common share - assuming
dilution	$ 0.06	$ 0.02
	____	____

(6)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

      Other than commitments for new product inventory, including disposables sold in conjunction with the rental of a medical device or surface, of $8.0 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(7)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (in thousands):

	Three months ended March 31,

	2001	2000

Net earnings	$ 4,314	$ 1,468
Foreign currency translation adjustment	(1,626)	(1, 104)
Net derivative income (loss), net of
taxes of $305	(567)	--
Reclassification adjustment for gains
included in net income (loss), net
of taxes of $32	(58)	--
	_____	_____
Other comprehensive income	$ 2,063	$ 364
	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of March 31, 2001, derivative financial instruments valued at a liability of $962,000 were recorded as a result of the adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability relates to the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Note 9.)

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      The Company is principally engaged in the sale and rental of innovative therapeutic systems throughout the United States and in 14 primary countries and Puerto Rico internationally.

      The Company defines its business segments based on geographic management responsibility. Accordingly, the Company has two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. The Company measures segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency transaction gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating earnings and assets. The prior year has been made to conform with the 2001 presentation. Information on segments and a reconciliation to consolidated totals are as follows (in thousands):

	Three months ended March 31,
	2001	2000
Revenue:
USA	$ 78,663	$ 61,010
International	24,574	21,329
	______	______
	$103,237	$ 82,339
	_____	_____

Operating Earnings:
USA	$ 24,980	$ 19,785
International	5,191	4,126
Other (1):
Executive	(3,416)	(1,556)
Finance	(3,061)	(3,495)
Manufacturing/Engineering	(2,973)	(3,181)
Administration	(464)	(535)
	______	______
Total Other	(9,914)	(8,767)
	______	______
	$ 20,257	$ 15,144
	_____	_____

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included as selling, general and administrative expenses within the
       Company's Consolidated Statements of Earnings (see page 5).

(9)      DERIVATIVE FINANCIAL STATEMENTS

      The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge instrument. The swap agreement is used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreement and the interest-bearing debt associated with the swap agreement are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized in earnings. The Company has hedged its exposure to interest rate movement through December 31, 2001.

      The Company entered into the swap agreement on January 5, 2001; therefore in accordance with the transition provisions of FAS 133, no cumulative effect of an accounting change is necessary. At March 31, 2001, the fair value of the swap agreement decreased to an unfavorable position; therefore, the derivative financial instrument was adjusted to a liability of $962,000. Accumulated other comprehensive income (loss) was adjusted to an accumulated loss of $625,000 and income taxes payable was adjusted $337,000. As the swap agreement is deemed to be an effective cash flow hedge, there is no income statement impact related to hedge ineffectiveness. The Company expects to reclassify all losses from the derivative into income through December 31, 2001.

(10)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries. The Senior Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on pages 13 and 14.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of March 31, 2001 and December 31, 2000 and the related condensed consolidating statements of earnings and cash flows for the three-month periods ended March 31, 2001 and 2000, respectively. (See pages 13 to 18).

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
March 31, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 4,845	$ (2,509)	$ 2,336
Accounts receivable, net	-	83,544	20,741	(4,916)	99,369
Inventories, net	-	15,993	12,089	-	28,082
Prepaid expenses and other
current assets	-	11,676	4,195	-	15,871
	________	________	________	________	________
Total current assets	-	111,213	41,870	(7,425)	145,658
	________	________	________	________	________
Net property, plant and equipment	-	78,057	10,308	(12,390)	75,975
Loan issuance cost, net	-	10,339	-	-	10,339
Goodwill, net	-	43,337	4,318	-	47,655
Other assets, net	-	25,985	737	-	26,722
Intercompany investments and
advances	(256,228)	488,869	19,233	(251,874)	-
	________	________	________	________	________
	$ (256,228)	$ 757,800	$ 76,466	$ (271,689)	$ 306,349
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,055	$ 3,334	$ (2,509)	$ 6,880
Accrued expenses	-	36,501	9,244	-	45,745
Current installments on long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,082	-	(21,082)	-
Current installments of capital
lease obligations	-	112	-	-	112
Derivative financial instruments		962	-	-	962
Income taxes payable	-	4,098	2,287	-	6,385
	________	________	________	________	________
Total current liabilities	-	103,658	14,865	(23,591)	94,932
	________	________	________	________	________
Long-term obligations, net of
current installments	-	463,765	-	-	463,765
Capital lease obligations, net of
current installments	-	234	-	-	234
Deferred income taxes, net	-	13,354	-	(10,046)	3,308
	________	________	________	________	________
	-	581,011	14,865	(33,637)	562,239
Shareholders' equity (deficit)	(256,228)	176,789	61,601	(238,052)	(255,890)
	________	________	________	________	________

	$ (256,228)	$ 757,800	$ 76,466	$ (271,689)	$ 306,349
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2000 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
Accounts receivable, net	-	72,779	21,967	(3,757)	90,989
Inventories, net	-	13,431	10,239	-	23,670
Prepaid expenses and other
current assets	-	7,021	2,997	-	10,018
	________	________	________	________	________
Total current assets	-	93,231	41,359	(7,774)	126,816

Net property, plant and equipment	-	77,927	10,090	(12,229)	75,788
Loan issuance cost, net	-	10,918	-	-	10,918
Goodwill, net	-	44,149	4,411	-	48,560
Other assets, net	-	25,230	779	-	26,009
Intercompany investments and
advances	(257,954)	486,635	21,160	(249,841)	-
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,271	$ 4,054	$ (4,017)	$ 6,308
Accrued expenses	-	30,455	10,391	-	40,846
Current installments of long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,922	-	(21,922)	-
Current installments of capital
lease obligations	-	109	-	-	109
Income taxes payable	-	2,663	1,631	-	4,294
	________	________	________	________	________
Total current liabilities	-	96,268	16,076	(25,939)	86,405
	________	________	________	________	________
Long-term obligations, net of
current installments	-	455,319	-	-	455,319
Capital lease obligations, net of
current installments	-	264	-	-	264
Deferred income taxes, net	-	14,313	-	(10,257)	4,056
	________	________	________	________	________
	-	566,164	16,076	(36,196)	546,044
Shareholders' equity (deficit)	(257,954)	171,926	61,723	(233,648)	(257,953)
	________	________	________	________	________

	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2001
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 64,193	$ 17,151	$ -	$ 81,344
Sales and other	-	19,050	7,011	(4,168)	21,893
	________	________	________	________	________
Total revenue	-	83,243	24,162	(4,168)	103,237
	________	________	________	________	________
Rental expenses	-	37,909	13,045	-	50,954
Cost of goods sold	-	9,340	2,603	(3,808)	8,135
	________	________	________	________	________
	-	47,249	15,648	(3,808)	59,089
	________	________	________	________	________
Gross profit	-	35,994	8,514	(360)	44,148

Selling, general and administrative
expenses	-	22,193	1,698	-	23,891
	________	________	________	________	________
Operating earnings	-	13,801	6,816	(360)	20,257

Interest income	-	15	25	-	40
Interest expense	-	(11,934)	-	-	(11,934)
Foreign currency gain (loss)	-	(972)	47	-	(925)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	910	6,888	(360)	7,438
Income taxes	-	951	2,322	(149)	3,124
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(41)	4,566	(211)	4,314
Equity in earnings of subsidiaries	4,314	4,567	-	(8,881)	-
	________	________	________	________	________
Net earnings	$ 4,314	$ 4,526	$ 4,566	$ (9,092)	$ 4,314
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 50,376	$ 14,934	$ -	$ 65,310
Sales and other	-	14,572	6,242	(3,785)	17,029
	________	________	________	________	________
Total revenue	-	64,948	21,176	(3,785)	82,339
	________	________	________	________	________
Rental expenses	-	30,442	11,928	-	42,370
Cost of goods sold	-	6,181	2,755	(2,327)	6,609
	________	________	________	________	________
	-	36,623	14,683	(2,327)	48,979
	________	________	________	________	________
Gross profit	-	28,325	6,493	(1,458)	33,360

Selling, general and administrative
expenses	-	16,934	1,282	-	18,216
	________	________	________	________	________
Operating earnings	-	11,391	5,211	(1,458)	15,144

Interest income	-	463	49	-	512
Interest expense	-	(12,735)	-	-	(12,735)
Foreign currency loss	-	(187)	(246)	-	(433)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(1,068)	5,014	(1,458)	2,488
Income taxes	-	(493)	2,097	(584)	1,020
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(575)	2,917	(874)	1,468
Equity in earnings of subsidiaries	1,468	2,917	-	(4,385)	-
	________	________	________	________	________
Net earnings	$ 1,468	$ 2,342	$ 2,917	$ (5,259)	$ 1,468
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 4,314	$ 4,526	$ 4,566	$ (9,092)	$ 4,314
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(4,314)	(9,382)	(1,751)	11,391	(4,056)
	________	________	________	________	________
Net cash provided (used) by
operating activities	-	(4,856)	2,815	2,299	258
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(7,571)	(1,641)	529	(8,683)
Decrease in inventory to be converted
into equipment for short-term rental	-	700	-	-	700
Dispositions of property, plant and
equipment	-	426	-	-	426
Decrease (increase) in other assets	-	(1,121)	273	-	(848)
	________	________	________	________	________
Net cash used by investing
activities	-	(7,566)	(1,368)	529	(8,405)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long-term
and capital lease obligations	-	8,762	-	-	8,762
Proceeds on intercompany
investments and advances	591	3,489	1,929	(6,009)	-
Other	(591)	171	(4,687)	5,107	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	12,422	(2,758)	(902)	8,762
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(418)	(418)
	________	________	________	________	________
Net increase (decrease) in cash
and cash equivalents	-	-	(1,311)	1,508	197
Cash and cash equivalents,
beginning of period	-	-	6,156	(4,017)	2,139
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 4,845	$ (2,509)	$ 2,336
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 1,468	$ 2,342	$ 2,917	$ (5,259)	$ 1,468
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(1,468)	8,213	671	6,363	13,779
	________	________	________	________	________
Net cash provided by operating
activities	-	10,555	3,588	1,104	15,247
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(5,305)	(1,561)	2,319	(4,547)
Decrease in inventory to be converted
into equipment for short-term rental	-	500	-	-	500
Dispositions of property, plant and
equipment	-	84	392	-	476
Increase in other assets	-	(521)	(235)	(1)	(757)
	________	________	________	________	________
Net cash used by investing
activities	-	(5,242)	(1,404)	2,318	(4,328)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable, long-term
and capital lease obligations	-	(9,486)	(1)	-	(9,487)
Proceeds (payments) on inter-company
investments and advances	(893)	5,475	(939)	(3,643)	-
Other	893	(1,302)	(1,578)	1,987	-
	________	________	________	________	________
Net cash used by financing activities	-	(5,313)	(2,518)	(1,656)	(9,487)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(410)	(410)
	________	________	________	________	________
Net increase (decrease) in cash
and cash equivalents	-	-	(334)	1,356	1,022
Cash and cash equivalents,
beginning of period	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 9,545	$ (1,161)	$ 8,384
	______	______	______	______	______

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

First Quarter of 2001 Compared to First Quarter of 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year (dollars in thousands):

	Three Months Ended March 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	79%	79%	$ 16,034	25%
Sales and other	21	21	4,864	29
	_______	_______	_______
Total revenue	100	100	20,898	25

Rental expenses	49	52	8,584	20
Cost of goods sold	8	8	1,526	23
	_______	_______	_______
Gross profit	43	40	10,788	32
Selling, general and administrative
expenses	23	22	5,675	31
	_______	_______	_______
Operating earnings	20	18	5,113	34

Interest income	-	1	(472)	(92)
Interest expense	(12)	(15)	801	6
Foreign currency	(1)	(1)	(492)	(114)
	_______	_______	_______
Earnings before income taxes	7	3	4,950	199

Income taxes	3	1	2,104	206
	_______	_______	_______
Net earnings	4%	2%	$ 2,846	194%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	March 31,		Variance
	2001	2000	Percent

USA	$ 78,663	$ 61,010	29%
International	24,574	21,329	15
	_______	_______
Total Revenue	$ 103,237	$ 82,339	25%
	_____	_____

      Total Revenue: Total revenue for the first three months of 2001 was $103.2 million, an increase of $20.9 million, or 25.4%, from the prior year. Rental revenue of $81.3 million increased $16.0 million, or 24.6%, from 2000 while sales of $21.9 million increased $4.9 million, or 28.6%, compared to the same period one year ago.

      Total domestic revenue was $78.7 million, up $17.7 million, or 28.9%, from the 2000 quarter. This increase was due primarily to increased wound healing revenue partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Domestic rental revenue of $64.2 million increased $13.8 million, or 27.4%, due primarily to increased usage of the V.A.C. Domestic sales revenue of $14.5 million for the first quarter of 2001 increased approximately $3.8 million, or 36.1%, from the prior-year period. This increase was due to increased V.A.C. disposable sales, associated with the higher rental volume, partially offset by lower sales of vascular products and acute care surfaces. The V.A.C. growth resulted from higher unit demand, due in large part to HCFA's approval of Medicare reimbursement of the V.A.C. in the home setting during the fourth quarter of 2000. Lower domestic surface rental volumes for the first quarter of 2001 were substantially offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $3.2 million, net of foreign currency exchange rate fluctuations, to approximately $24.5 million in the first quarter of 2001. International rental revenue for the first quarter of 2001, was $17.1 million, up $2.2 million, or 14.9%, from the prior-year period. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue was $7.4 million for the first quarter of 2001, up approximately $1.0 million, or 16.1%, from the prior-year period due primarily to increased V.A.C. disposable sales. On a local currency basis, total revenue increased $4.7 million, or 26.3%, compared to the prior-year period. Rental revenue, on a local currency basis, increased approximately $3.2 million, or 25.2%, compared to the prior period, while sales revenue increased approximately $1.5 million, or 28.9%.

      Total revenue from beds and surfaces for the first quarter of 2001 was $63.5 million, up 1.2% as compared with $62.3 million in the prior-year period. Domestic surfaces revenue of $43.9 million was essentially flat as compared to the first quarter of 2000. International surfaces revenue of $19.6 million was up $1.3 million, or 7.1%, due primarily to higher unit volumes.

      Worldwide V.A.C. revenue for the first quarter of 2001 was $36.1 million, an increase of $20.3 million, or 128.6%, from the prior-year period. Domestic V.A.C. revenue of $31.1 million increased $18.3 million, or 144.2%, in the current-year period while international V.A.C. revenue of $5.0 million grew $1.9 million, or 63.8%, compared to the prior year period.

      Rental Expenses:  Field expenses of $51.0 million increased $8.6 million, or 20.3%, from the 2000 quarter, due primarily to increased labor, product licensing fees, commissions and equipment expenses which were partially offset by currency fluctuations. Field expenses for the three-month period represented 62.6% of total rental revenue in the quarter compared to 64.9% in the first quarter of 2000. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of Goods Sold:  Cost of goods sold of $8.1 million in the first quarter of 2001 increased $1.5 million, or 23.1%, as compared with the prior-year quarter due primarily to higher unit sales of disposables related to increased V.A.C. rentals. Sales margins increased to 62.8% in the first quarter of 2001 as compared to 61.2% in the prior year.

      Gross Profit:  Gross profit in the first quarter of 2001 increased $10.8 million, or 32.3%, to $44.1 million from the first quarter of 2000 due primarily to the increase in revenue. Gross profit margin for the first quarter, as a percentage of total revenue was 42.8%, up from 40.5% for the first quarter of 2000 due primarily to the increase in rental revenue for the period.

      Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $5.7 million, or 31.1%, to $23.9 million in the first quarter of 2001 from $18.2 million in the first quarter of 2000. This increase was due primarily to higher labor, professional fees and sales licensing fees associated with the V.A.C. product line. In addition, depreciation expense and provisions for bad debts were higher in the current-year period when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were 23.1% in the first quarter of 2001 compared to 22.1% in the first quarter of 2000.

      Operating Earnings:  Operating earnings for the period increased 33.8% to $20.3 million compared to $15.1 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher costs and expenses.

      Interest Expense:  Interest expense for the quarter ended March 31, 2001 was $11.9 million compared to $12.7 million for the first quarter of 2000. The prior year expense included fees of approximately $800,000 associated with an amendment of the Company's Senior Credit Facility.

      Net Earnings:  Net earnings for the first quarter of 2001 increased approximately $2.8 million or 193.9%, from the prior year period to $4.3 million due to the increase in operating earnings discussed previously. The effective tax rate for the first quarter of 2001 and 2000 was 42.0% and 41.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first three months of 2001 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at March 31, 2001 increased $8.4 million, or 9.2%, to $99.4 million as compared to $91.0 million at December 31, 2000. This increase was due primarily to higher overall revenue and an increase in receivables from third-party payors including Medicare and managed care organizations.

      Inventories at March 31, 2001 increased $4.4 million, or 18.6%, to $28.1 million as compared to $23.7 million at December 31, 2000. This increase was due primarily to an increase in raw materials associated with the V.A.C. product line as a result of increased product demand.

      Prepaid expenses at March 31, 2001 increased $7.0 million, or 69.3%, to $17.0 million as compared to $10.0 million at December 31, 2000. This increase was due to the prepayment of patent licensing fees on the V.A.C.

      At March 31, 2001, goodwill, net of accumulated amortization, was $47.7 million, or 15.8% of total assets, compared to a prior year balance of $48.6 million, or 16.9% of total assets. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method.

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

      As of March 31, 2001, a derivative financial instrument of $962,000 has been recorded as a result of the adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities.

      Accrued expenses at March 31, 2001 were $46.8 million compared to $40.8 million at December 31, 2000. This increase was due to accrued interest expense recorded during the first three months on the $200 million in subordinated notes and higher product licensing fees accrued related to the V.A.C.

      Income taxes payable at March 31, 2001 of $6.4 million increased $2.1 million, as compared to $4.3 million at December 31, 2000. This increase was due primarily to the current period earnings level.

      Long-term debt obligations, including the current maturities, increased $8.4 million to $498.6 million as of March 31, 2001 due primarily to borrowings on the revolving credit facility, partially offset by scheduled amortization payments.

      Net deferred income taxes at March 31, 2001 of $3.3 million decreased 18.5% as compared to $4.1 million at December 31, 2000. This decrease was due to the realization of temporary tax timing differences.

Liquidity and Capital Resources

      At March 31, 2001 the Company had current assets of $145.7 million and current liabilities of $94.9 million resulting in a working capital surplus of $50.7 million, compared to a surplus of $40.4 million at December 31, 2000. Increases in accounts receivable and inventories accounted for the majority of this change.

      Operating cash flows were $258,000 for the first three months of 2001, compared to $15.2 million in the prior year. This decrease was primarily due to increased working capital requirements, primarily accounts receivable and inventory associated with the V.A.C. product line which were partially offset by higher earnings.

      During the first three months of 2001, the Company made net capital expenditures of $7.6 million compared to the prior-year outlay of $3.6 million. The increased capital spending for the period related primarily to increased demand for the V.A.C. and certain high-end beds and surfaces. Other than commitments for new product inventory, including disposable "for sale" products, of $8.0 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

      The Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to the Company's rental products, provide needed working capital, meet debt service requirements and finance the Company's strategic plans. Required debt amortization under the Senior Credit Facility is $30.0 million, $30.0 million and $35.0 million for the years 2001, 2002 and 2003, respectively. In addition, as of March 31, 2001, the Acquisition Facility had an outstanding balance of $8.4 million, which is amortizing over three years.

      At March 31, 2001, cash and cash equivalents of $2.3 million were available for general corporate purposes. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated requirements for debt payments, working capital and capital expenditures through 2001. Due to the dramatic growth in V.A.C. demand during the period, and increased capital expenditure and working capital requirements to support and maintain such growth, the Company's ability to generate cash flow could be significantly impacted. To address this issue, the Company is reviewing its order entry, billing and collection processes to maximize cash flows. In addition, the Company has begun to explore, with its lenders, modifying its existing senior credit facility in order to increase availability under the existing revolving credit facility and reduce near-term amortization under the Tranche A term loan.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C, (collectively, the "Term Loans"). On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit

Agreement (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. Loan Commitment levels and repayment schedules remain unchanged with the exception of the cancellation of the $40.0 million of remaining availability under the Acquisition Facility. As of December 31, 2000, the Acquisition Facility had an outstanding balance of $9.1 million, which began amortizing over three years beginning March 31, 2001. The current outstanding balance of the Acquisition Facility was $8.4 million as of March 31, 2001. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. At March 31, 2001, the Revolving Facility had a balance of $27.5 million. Additionally, the Company had two Letters of Credit in the amount of approximately $4.0 million. As of March 31, 2001, the aggregate availability under the Revolving Facility was $18.6 million.

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

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on $245 million of the Company's variable rate debt. On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and was effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $290,000 was recognized in the first quarter of 2001. In January 2001, the Company exchanged its 7% interest rate cap into an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded an interest expense benefit of approximately $90,000 in the first quarter of 2001.

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. As noted previously, the Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company is in compliance with the applicable covenants at March 31, 2001.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of March 31, 2001, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      Based on its evaluation to date, management believes that the introduction of the Euro will not have a long-term material adverse impact on the Company's financial position, results of operations or cash flows. However, the prevailing exchange rate for the Euro versus the U.S. dollar has, until very recently, declined and uncertainty exists as to the effects the Euro will have in the marketplace.

      The Company has reviewed its information systems software and identified modifications necessary to ensure that business transactions can be conducted in a manner consistent with the requirements of the conversion to the Euro. Certain of these modifications have been implemented, and others will be implemented during the course of 2001. The Company expects that modifications not yet implemented will be made on a timely basis and expects the incremental cost of the Euro conversion to be immaterial. However, there is no guarantee that all issues have been foreseen and corrected or that other third parties will address the conversion successfully.

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

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $5.2 million for the three months ended March 31, 2001. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2001 would change the Company's net income for the three months ended March 31, 2001 by approximately $245,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Exhibits (continued)

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

10.12	Kinetic Concepts, Inc. CEO Special Bonus Plan (filed as Exhibit 10.12 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.13	Kinetic Concepts, Inc. 2000 Special Bonus Plan (filed as Exhibit 10.13 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
10.14

Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

         Note: (*) Exhibits filed herewith.

(b) REPORTS ON FORM 8-K

                 No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

By:	/s/ DENNERT O. WARE
_________________________________
Dennert O. Ware President and Chief Executive Officer

By:	/s/ WILLIAM M. BROWN
__________________________________
William M. Brown Vice President and Chief Financial Officer

Date: May 11, 2001