Form 10-Q
period 2001-06-30
KINETIC CONCEPTS INC /TX/
filed 2001-08-13
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

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

Common Stock:   70,917,408 shares as of August 1, 2001

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

SIGNATURES

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	June 30,	December 31,
	2001	2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 2,219	$ 2,139
Accounts receivable, net	105,215	90,989
Inventories, net	32,463	23,670
Prepaid expenses and other current assets	9,172	10,018
	______	______
Total current assets	149,069	126,816
	______	______

Net property, plant and equipment	80,004	75,788
Loan issuance cost, less accumulated amortization
of $8,476 in 2001 and $7,318 in 2000	9,760	10,918
Goodwill, less accumulated amortization of $26,071
in 2001 and $24,263 in 2000	46,751	48,560
Other assets, less accumulated amortization of
$4,779 in 2001 and $4,583 in 2000	27,486	26,009
	______	______
	$ 313,070	$ 288,091
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 10,014	$ 6,308
Accrued expenses	39,741	40,846
Current installments of long-term obligations	2,750	34,848
Current installments of capital lease obligations	148	109
Derivative financial instruments	1,215	-
Income taxes payable	9,789	4,294
	______	______
Total current liabilities	63,657	86,405
	______	______

Long-term obligations, net of current installments	498,050	453,898
Capital lease and other obligations,
net of current installments	1,096	1,685
Deferred income taxes, net	1,612	4,056
	______	______
	564,415	546,044
	______	______
Shareholders' deficit:
Common stock; issued and outstanding 70,915
in 2001 and in 2000	71	71
Retained deficit	(240,643)	(250,306)
Accumulated other comprehensive loss	(10,773)	(7,718)
	______	______
	(251,345)	(257,953)
	______	______

	$ 313,070	$ 288,091
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000
Revenue:
Rental and service	$ 87,012	$ 64,189	$ 168,356	$ 129,499
Sales and other	21,611	19,123	43,504	36,152
	______	______	______	______
Total revenue	108,623	83,312	211,860	165,651
	______	______	______	______

Rental expenses	53,191	41,683	104,145	84,053
Cost of goods sold	7,748	6,594	15,883	13,203
	______	______	______	______
	60,939	48,277	120,028	97,256
	______	______	______	______
Gross profit	47,684	35,035	91,832	68,395

Selling, general and administrative expenses	26,929	19,039	50,820	37,255
	______	______	______	______
Operating earnings	20,755	15,996	41,012	31,140

Interest income	150	86	190	598
Interest expense	(11,360)	(11,780)	(23,294)	(24,515)
Foreign currency loss	(321)	(879)	(1,246)	(1,312)
	______	______	______	______
Earnings before income taxes	9,224	3,423	16,662	5,911
Income taxes	3,874	1,492	6,998	2,512
	______	______	______	______
Net earnings	$ 5,350	$ 1,931	$ 9,664	$ 3,399
	_____	_____	_____	_____

Earnings per common share	$ 0.08	$ 0.03	$ 0.14	$ 0.05
	_____	_____	_____	_____
Earnings per common share --
assuming dilution	$ 0.07	$ 0.03	$ 0.13	$ 0.05
	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	73,056	73,245	73,066	73,245
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,

	2001	2000
Cash flows from operating activities:
Net earnings	$ 9,664	$ 3,399
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	14,609	14,070
Amortization	3,208	3,258
Provision for uncollectible accounts receivable	4,634	2,765
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(19,427)	(2,839)
Increase in inventories	(9,201)	(2,724)
Decrease in prepaid expenses and other	846	-
Increase in accounts payable	3, 488	2,983
Increase (decrease) in accrued expenses	(1,371)	20
Increase (decrease) in income taxes payable	5,495	(117)
Increase (decrease) in deferred income taxes, net	(2,020)	118
	______	______
Net cash provided by operating activities	9, 925	20,933
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(19,386)	(10,861)
Decrease in inventory to be converted into
equipment for short-term rental	(700)	(1,600)
Dispositions of property, plant and equipment	981	886
Businesses acquired in purchase transactions, net of cash
acquired	-	(427)
Increase in other assets	(1,720)	(748)
	______	______
Net cash used by investing activities	(20,825)	(12,750)
	______	______
Cash flows from financing activities:
Borrowings (repayments) of notes payable, long-term
capital lease and other obligations	11,505	(6,473)
	______	______
Net cash provided (used) by financing activities	11,505	(6,473)
	______	______
Effect of exchange rate changes on cash and cash equivalents	(525)	(485)
	______	______
Net increase in cash and cash equivalents	80	1,225
Cash and cash equivalents, beginning of period	2,139	7,362
	______	______
Cash and cash equivalents, end of period	$ 2,219	$ 8,587
	_____	_____
Supplemental disclosure of cash flow information:
Cash paid during the first six months for:
Interest	$ 22,224	$ 22,577
Income taxes	$ 4,414	$ 4,259

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

(2)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Trade accounts receivable	$ 111,761	$ 95,439
Medicare V.A.C. receivables prior to
October 1, 2000	14,677	14,677
Employee and other receivables	2,160	1,598
	______	______
	128,598	111,714
Less: Allowance for doubtful receivables	(8,706)	(6,048)
Medicare V.A.C. receivable allowance
prior to October 1, 2000	(14,677)	(14,677)
	______	______
	$ 105,215	$ 90,989
	_____	_____

(3)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2001	2000

Finished goods	$ 9,634	$ 7,068
Work in process	3,677	2,658
Raw materials, supplies and parts	29,166	22,808
	______	______
	42,477	32,534
Less: Amounts expected to be converted
into equipment for short-term rental	(8,800)	(8,100)
Reserve for excess and obsolete
inventory	(1,214)	(764)
	______	______
	$ 32,463	$ 23,670
	_____	_____

(4)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2001	2000
Senior Credit Facilities:
Revolving bank credit facility	$ 4,600	$ 10,000
Acquisition credit facility	-	9,146
Term loans:
Tranche A due 2003	27,500	95,000
Tranche B due 2004	86,850	87,300
Tranche C due 2005	86,850	87,300
Tranche D due 2006	95,000	-
	______	______
	300,800	288,746
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	______	______
	500,800	488,746
Less current installments	(2,750)	(34,848)
	______	______
	$ 498,050	$ 453,898
	_____	_____

Senior Credit Facilities

      On June 15, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Credit Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction.

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Sr. Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect of the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on the Company's variable rate debt as follows (dollars in millions):

Swap		Fixed Base
Maturity	Amount	Interest Rate
01/08/2002	$150.0	5.7575%
12/29/2000	$ 95.0	4.8950%

      On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and was effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $577,000 was recognized in the first six months of 2001.

      In January 2001, the Company terminated its 7% interest rate cap and entered into an interest rate swap. The new interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded additional interest expense of approximately $96,000 in the first six months of 2001.

      The Revolving Loans may be repaid and reborrowed. At June 30, 2001, the aggregate availability under the Revolving Credit facility was $41.5 million.

      The Term Loans, other than Tranche D, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans and the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the amended covenants at June 30, 2001.

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

       As a result of the Senior Credit refinancing, future maturities of long-term principal payments at June 30, 2001 are as follows (in thousands):

Year	Amount

2001	$ 1,375
2002	2,750
2003	34,850
2004	86,450
2005	84,650
2006	90,725
Thereafter	$ 200,000

(5)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

Three months ended June 30,			Six months ended June 30,

	2001	2000	2001	2000

Net earnings	$ 5,350	$ 1,931	$ 9,664	$ 3,399
	____	____	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,915	70,915	70,915	70,915
Dilutive potential common shares from stock
options	2,141	2,330	2,151	2,330
	_____	_____	_____	_____
Diluted (weighted-average outstanding
shares)	73,056	73,245	73,066	73,245
	____	____	____	____
Earnings per common share	$ 0.08	$ 0.03	$ 0.14	$ 0.05
	____	____	____	____
Earnings per common share - assuming
dilution	$ 0.07	$ 0.03	$ 0.13	$ 0.05
	____	____	____	____

(6)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

      Other than commitments for new product inventory, including disposables sold in conjunction with the rental of a medical device or surface, of $10.4 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(7)      OTHER COMPREHENSIVE INCOME

      The Company's other comprehensive income is comprised of net earnings, foreign currency translation adjustment and adjustments to derivative financial instruments.

      The components of other comprehensive income are as follows (in thousands):

Three months ended June 30,

	2001	2000

Net earnings	$ 5,350	$ 1,931

Foreign currency translation adjustment	(639)	(1,200)

Net derivative loss, net of taxes of $153	(285)	-

Reclassification adjustment for losses
included in net income,
net of taxes of $65	120	-
	_____	_____
Other comprehensive income	$ 4,546	$ 731
	____	____

Six months ended June 30,

	2001	2000

Net earnings	$ 9,664	$ 3,399

Foreign currency translation adjustment	(2,265)	(2,304)

Net derivative loss, net of taxes of $459	(852)	-

Reclassification adjustment for losses
included in net income,
net of taxes of $34	62	-
	_____	_____
Other comprehensive income	$ 6,609	$ 1,095
	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of June 30, 2001, derivative financial instruments valued at a liability of $1.2 million were recorded as a result of the adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability relates to the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Notes 4 and 9.)

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

Three months ended June 30,			Six months ended June 30,
	2001	2000	2001	2000
Revenue:
USA	$ 84,533	$ 61,886	$ 163,196	$ 122,896
International	24,090	21,426	48,664	42,755
	______	______	______	______
	$108,623	$ 83,312	$ 211,860	$ 165,651
	_____	_____	_____	_____

Operating Earnings:
USA	$ 25,872	$ 19,817	$ 50,852	$ 39,602
International	5,057	4,708	10,248	8,834
Other (1):
Executive	(3,652)	(2,133)	(7,068)	(3,689)
Finance	(3,418)	(3,570)	(6,479)	(7,065)
Manufacturing/Engineering	(2,144)	(1,875)	(5,117)	(5,056)
Administration	(960)	(951)	(1,424)	(1,486)
	______	______	______	______
Total Other	(10,174)	(8,529)	(20,088)	(17,296)
	______	______	______	______
	$ 20,755	$ 15,996	$ 41,012	$ 31,140
	_____	_____	_____	_____

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included as selling, general and administrative expenses within the
       Company's Consolidated Statements of Earnings. (See page 5.)

(9)      DERIVATIVE FINANCIAL STATEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge instrument. The swap agreement is used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. The critical terms of the interest rate swap agreement and the interest-bearing debt associated with the swap agreement are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized in earnings. The Company has hedged its exposure to interest rate movement through December 31, 2001.

      The Company entered into the swap agreement on January 5, 2001; therefore in accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change is necessary. At June 30, 2001, the fair value of the swap agreement decreased to an unfavorable position; therefore, the derivative financial instrument was adjusted to a liability of $1.2 million. Accumulated other comprehensive loss was adjusted to an accumulated loss of $790,000 and deferred income taxes payable was adjusted $425,000. As the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to hedge ineffectiveness. The Company expects to reclassify all losses from the derivative into income through December 31, 2001.

(10)      NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

       The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the newly-required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

(11)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      In November 1997, Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of its common shares outstanding. In connection with the issuance of these securities, certain of its wholly-owned subsidiaries (the "guarantor subsidiaries") act as guarantors. Certain other subsidiaries (the "non-guarantor subsidiaries") do not guarantee such debt. The guarantor subsidiaries are wholly owned by the Company and the guarantees are full, unconditional, and joint and several. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information is not material to investors.

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries. The Senior Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on pages 14 and 15.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of June 30, 2001 and December 31, 2000 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2001 and 2000 and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2001 and 2000, respectively. (See pages 14 to 21.)

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
June 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 7,296	$ (5,077)	$ 2,219
Accounts receivable, net	-	87,504	20,929	(3,218)	105,215
Inventories, net	-	17,365	15,098	-	32,463
Prepaid expenses and other
current assets	-	6,108	3,064	-	9,172
	________	________	________	________	________
Total current assets	-	110,977	46,387	(8,295)	149,069
	________	________	________	________	________

Net property, plant and equipment	-	82,256	10,407	(12,659)	80,004
Loan issuance cost, net	-	9,760	-	-	9,760
Goodwill, net	-	42,547	4,204	-	46,751
Other assets, net	-	26,761	725	-	27,486
Intercompany investments and
advances	(251,345)	492,205	20,732	(261,592)	-
	________	________	________	________	________
	$ (251,345)	$ 764,506	$ 82,455	$ (282,546)	$ 313,070
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 10,231	$ 4,860	$ (5,077)	$ 10,014
Accrued expenses	-	29,889	9,852	-	39,741
Current installments on long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	20,249	-	(20,249)	-
Current installments of capital
lease obligations	-	148	-	-	148
Derivative financial instruments		1,215	-	-	1,215
Income taxes payable	-	6,686	3,103	-	9,789
	________	________	________	________	________
Total current liabilities	-	71,168	17,815	(25,326)	63,657
	________	________	________	________	________
Long-term obligations, net of
current installments	-	498,050	-	-	498,050
Capital lease obligations, net of
current installments	-	1,096	-	-	1,096
Deferred income taxes, net	-	11,996	-	(10,384)	1,612
	________	________	________	________	________
	-	582,310	17,815	(35,710)	564,415
Shareholders' equity (deficit)	(251,345)	182,196	64,640	(246,836)	(251,345)
	________	________	________	________	________
	$ (251,345)	$ 764,506	$ 82,455	$ (282,546)	$ 313,070
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2000 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
Accounts receivable, net	-	72,779	21,967	(3,757)	90,989
Inventories, net	-	13,431	10,239	-	23,670
Prepaid expenses and other
current assets	-	7,021	2,997	-	10,018
	________	________	________	________	________
Total current assets	-	93,231	41,359	(7,774)	126,816

Net property, plant and equipment	-	77,927	10,090	(12,229)	75,788
Loan issuance cost, net	-	10,918	-	-	10,918
Goodwill, net	-	44,149	4,411	-	48,560
Other assets, net	-	25,230	779	-	26,009
Intercompany investments and
advances	(257,954)	486,635	21,160	(249,841)	-
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,271	$ 4,054	$ (4,017)	$ 6,308
Accrued expenses	-	30,455	10,391	-	40,846
Current installments of long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,922	-	(21,922)	-
Current installments of capital
lease obligations	-	109	-	-	109
Income taxes payable	-	2,663	1,631	-	4,294
	________	________	________	________	________
Total current liabilities	-	96,268	16,076	(25,939)	86,405
	________	________	________	________	________
Long-term obligations, net of
current installments	-	453,898	-	-	453,898
Capital lease obligations, net of
current installments	-	1,685	-	-	1,685
Deferred income taxes, net	-	14,313	-	(10,257)	4,056
	________	________	________	________	________
	-	566,164	16,076	(36,196)	546,044
Shareholders' equity (deficit)	(257,954)	171,926	61,723	(233,648)	(257,953)
	________	________	________	________	________

	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2001
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 70,142	$ 16,870	$ -	$ 87,012
Sales and other	-	17,795	6,390	(2,574)	21,611
	________	________	________	________	________
Total revenue	-	87,937	23,260	(2,574)	108,623
	________	________	________	________	________
Rental expenses	-	39,990	13,201	-	53,191
Cost of goods sold	-	7,283	1,835	(1,370)	7,748
	________	________	________	________	________
	-	47,273	15,036	(1,370)	60,939
	________	________	________	________	________
Gross profit	-	40,664	8,224	(1,204)	47,684

Selling, general and administrative
expenses	-	25,241	1,688	-	26,929
	________	________	________	________	________
Operating earnings	-	15,423	6,536	(1,204)	20,755

Interest income	-	130	20	-	150
Interest expense	-	(11,360)	-	-	(11,360)
Foreign currency loss	-	(275)	(46)	-	(321)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	3,918	6,510	(1,204)	9,224
Income taxes	-	2,091	2,064	(281)	3,874
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	1,827	4,446	(923)	5,350
Equity in earnings
of subsidiaries	5,350	4,446	-	(9,796)	-
	________	________	________	________	________
Net earnings	$ 5,350	$ 6,273	$ 4,446	$ (10,719)	$ 5,350
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 49,500	$ 14,689	$ -	$ 64,189
Sales and other	-	15,377	6,130	(2,384)	19,123
	________	________	________	________	________
Total revenue	-	64,877	20,819	(2,384)	83,312
	________	________	________	________	________
Rental expenses	-	29,858	11,825	-	41,683
Cost of goods sold	-	6,477	2,174	(2,057)	6,594
	________	________	________	________	________
	-	36,335	13,999	(2,057)	48,277
	________	________	________	________	________
Gross profit	-	28,542	6,820	(327)	35,035

Selling, general and administrative
expenses	-	17,760	1,279	-	19,039
	________	________	________	________	________
Operating earnings	-	10,782	5,541	(327)	15,996

Interest income	-	59	27	-	86
Interest expense	-	(11,780)	-	-	(11,780)
Foreign currency loss	-	(694)	(185)	-	(879)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(1,633)	5,383	(327)	3,423
Income taxes	-	(629)	2,251	(130)	1,492
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(1,004)	3,132	(197)	1,931
Equity in earnings of subsidiaries	1,931	3,132	-	(5,063)	-
	________	________	________	________	________
Net earnings	$ 1,931	$ 2,128	$ 3,132	$ (5,260)	$ 1,931
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2001
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 134,335	$ 34,021	$ -	$ 168,356
Sales and other	-	34,437	13,401	(4,334)	43,504
	________	________	________	________	________
Total revenue	-	168,772	47,422	(4,334)	211,860
	________	________	________	________	________
Rental expenses	-	77,899	26,246	-	104,145
Cost of goods sold	-	14,743	4,438	(3,298)	15,883
	________	________	________	________	________
	-	92,642	30,684	(3,298)	120,028
	________	________	________	________	________
Gross profit	-	76,130	16,738	(1,036)	91,832

Selling, general and administrative
expenses	-	47,434	3,386	-	50,820
	________	________	________	________	________
Operating earnings	-	28,696	13,352	(1,036)	41,012

Interest income	-	145	45	-	190
Interest expense	-	(23,294)	-	-	(23,294)
Foreign currency gain (loss)	-	(1,248)	2	-	(1,246)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	4,299	13,399	(1,036)	16,662
Income taxes	-	3,042	4,386	(430)	6,998
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	1,257	9,013	(606)	9,664
Equity in earnings of subsidiaries	9,664	9,013	-	(18,677)	-
	________	________	________	________	________
Net earnings	$ 9,664	$ 10,270	$ 9,013	$ (19,283)	$ 9,664
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 99,876	$ 29,623	$ -	$ 129,499
Sales and other	-	29,949	12,372	(6,169)	36,152
	________	________	________	________	________
Total revenue	-	129,825	41,995	(6,169)	165,651
	________	________	________	________	________
Rental expenses	-	60,300	23,753	-	84,053
Cost of goods sold	-	12,658	4,929	(4,384)	13,203
	________	________	________	________	________
	-	72,958	28,682	(4,384)	97,256
	________	________	________	________	________
Gross profit	-	56,867	13,313	(1,785)	68,395

Selling, general and administrative
expenses	-	34,694	2,561	-	37,255
	________	________	________	________	________
Operating earnings	-	22,173	10,752	(1,785)	31,140

Interest income	-	522	76	-	598
Interest expense	-	(24,515)	-	-	(24,515)
Foreign currency loss	-	(881)	(431)	-	(1,312)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(2,701)	10,397	(1,785)	5,911
Income taxes	-	(1,122)	4,348	(714)	2,512
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(1,579)	6,049	(1,071)	3,399
Equity in earnings of subsidiaries	3,399	6,049	-	(9,448)	-
	________	________	________	________	________
Net earnings	$ 3,399	$ 4,470	$ 6,049	$ (10,519)	$ 3,399
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 9,664	$ 10,270	$ 9,013	$ (19,283)	$ 9,664
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(9,664)	(6,781)	457	16,249	261
	________	________	________	________	________
Net cash provided by
operating activities	-	3,489	9,470	(3,034)	9,925
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(16,625)	(3,895)	1,134	(19,386)
Decrease in inventory to be converted
into equipment for short-term rental	-	(700)	-	-	(700)
Dispositions of property, plant and
equipment	-	288	693	-	981
Decrease (increase) in other assets	-	(2,258)	538	-	(1,720)
	________	________	________	________	________
Net cash used by investing
activities	-	(19,295)	(2,664)	1,134	(20,825)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable,
long-term, capital lease
and other obligations	-	11,505	-	-	11,505
Proceeds on intercompany
investments and advances	1,058	3,767	204	(5,029)	-
Other	(1,058)	534	(5,870)	6,394	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	15,806	(5,666)	1,365	11,505
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(525)	(525)
	________	________	________	________	________
Net increase in cash
and cash equivalents	-	-	1,140	(1,060)	80
Cash and cash equivalents,
beginning of period	-	-	6,156	(4,017)	2,139
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 7,296	$ (5,077)	$ 2,219
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 3,399	$ 4,470	$ 6,049	$ (10,519)	$ 3,399
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(3,399)	8,574	1,308	11,051	17,534
	________	________	________	________	________
Net cash provided by operating
activities	-	13,044	7,357	532	20,933
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(11,995)	(3,084)	4,218	(10,861)
Increase in inventory to be converted
into equipment for short-term rental	-	(1,600)	-	-	(1,600)
Dispositions of property, plant and
equipment	-	250	636	-	886
Businesses acquired in purchase
transactions, net of cash acquired	-	(1)	(426)	-	(427)
Decrease (increase) in other assets	-	537	(1,285)	-	(748)
	________	________	________	________	________
Net cash used by investing
activities	-	(12,809)	(4,159)	4,218	(12,750)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable,
long-term, capital lease
and other obligations	-	(6,473)	-	-	(6,473)
Proceeds (payments) on inter-company
investments and advances	307	9,802	(5,446)	(4,663)	-
Other	(307)	(178)	(2,430)	2,915	-
	________	________	________	________	________
Net cash provided (used)
by financing activities	-	3,151	(7,876)	(1,748)	(6,473)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(485)	(485)
	________	________	________	________	________
Net increase (decrease) in cash
and cash equivalents	-	3,386	(4,678)	2,517	1,225
Cash and cash equivalents,
beginning of period	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ 3,386	$ 5,201	$ -	$ 8,587
	______	______	______	______	______

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter of 2001 Compared to Second Quarter of 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year (dollars in thousands):

	Three Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	80%	77%	$ 22,823	36%
Sales and other	20	23	2,488	13
	_______	_______	_______
Total revenue	100	100	25,311	30

Rental expenses	49	50	11,508	28
Cost of goods sold	7	8	1,154	18
	_______	_______	_______
Gross profit	44	42	12,649	36
Selling, general and administrative
expenses	25	23	7,890	41
	_______	_______	_______
Operating earnings	19	19	4,759	30

Interest income	-	-	64	74
Interest expense	(10)	(14)	420	4
Foreign currency loss	-	(1)	558	63
	_______	_______	_______
Earnings before income taxes	9	4	5,801	169

Income taxes	4	2	2,382	160
	_______	_______	_______
Net earnings	5%	2%	$ 3,419	177%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	June 30,		Variance
	2001	2000	Percent

USA	$ 84,533	$ 61,886	37%
International	24,090	21,426	12
	_______	_______
Total Revenue	$ 108,623	$ 83,312	30%
	_____	_____

      Total Revenue: Total revenue for the three months ended June 30, 2001 was $108.6 million, an increase of $25.3 million, or 30.4%, from the prior year. Rental revenue of $87.0 million increased $22.8 million, or 35.6%, from 2000 while sales of $21.6 million increased $2.5 million, or 13.0%, compared to the same period one year ago.

      Total domestic revenue was $84.5 million, up $22.6 million, or 36.6%, from the 2000 quarter. This increase was due primarily to increased revenue from wound-healing devices partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Domestic rental revenue of $70.1 million increased approximately $20.6 million, or 41.7%, due primarily to increased usage of the V.A.C. wound healing therapy. Domestic sales revenue of $14.4 million for the second quarter of 2001 increased approximately $2.0 million, or 16.1%, from the prior-year period. This increase was due to increased V.A.C. disposable sales, associated with the higher rental volume, partially offset by lower sales of vascular products and wound care surfaces. The V.A.C. growth resulted from higher unit demand, due in part to the Center for Medicare and Medicaid Services ("CMS's") fourth quarter 2000 approval of Medicare reimbursement for use of the V.A.C. in the home. Domestic surface rental volumes for the second quarter of 2001 were lower as compared to the 2000 quarter due to unit volume decreases in the home. The overall unit volume decrease was offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $2.7 million, net of foreign currency exchange rate fluctuations, to approximately $24.1 million in the second quarter of 2001. International rental revenue for the second quarter of 2001 was $16.9 million, up $2.2 million, or 14.8%, from the prior-year period. Average rental unit volumes for the period were down 2.7% from the prior year while improved product mix helped to raise average pricing 8.4% from the prior-year period. Sales revenue was $7.2 million for the second quarter of 2001, up approximately $500,000, or 7.3%, from the prior-year period due primarily to increased V.A.C. disposable sales offset by lower surfaces sales. On a local currency basis, international revenue increased $4.0 million, or 21.1%, compared to the prior-year period. Rental revenue, on a local currency basis, increased $3.1 million, or 23.5%, compared to the prior period, while sales revenue increased approximately $900,000, or 15.9%.

      Total revenue from beds and surfaces for the second quarter of 2001 was $62.2 million, up $1.5 million, or 2.5%, as compared with $60.7 million in the prior-year period. Domestic surfaces revenue of $43.5 million increased approximately $800,000, or 1.9%, as compared to the second quarter of 2000. International surfaces revenue of $18.7 million was up approximately $700,000, or 4.1%, due primarily to higher unit volumes.

      Worldwide V.A.C. revenue for the second quarter of 2001 was $43.1 million, an increase of $24.6 million, or 133.2%, from the prior-year period. Domestic V.A.C. revenue of $37.7 million increased $22.7 million, or 150.9%, in the current-year period while international V.A.C. revenue of $5.4 million grew $1.9 million, or 56.1%, compared to the prior-year period.

      Rental Expenses:  Field expenses of $53.2 million increased $11.5 million, or 27.6%, from the 2000 quarter, due primarily to increased labor, product licensing fees, commissions and equipment expenses. Field expenses for the three-month period represented 61.1% of total rental revenue in the quarter compared to 64.9% in the second quarter of 2000. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of Goods Sold:  Cost of goods sold of $7.7 million in the second quarter of 2001 increased $1.2 million, or 17.5%, as compared with the prior-year quarter due primarily to higher unit sales of disposables related to increased V.A.C. rentals. Sales margins were 64.1% in the second quarter of 2001 as compared to 65.5% in the prior year due primarily to changes in product mix.

      Gross Profit:  Gross profit in the second quarter of 2001 increased $12.6 million, or 36.1%, to $47.7 million from the second quarter of 2000 due primarily to the increase in revenue for the period as well as lower rental expenses and cost of goods sold as a percentage of sales. Gross profit margin for the second quarter, as a percentage of total revenue was 43.9%, up from 42.1% for the second quarter of 2000 due primarily to the increase in rental revenue for the period.

      Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $7.9 million, or 41.4%, to $26.9 million in the second quarter of 2001 from $19.0 million in the second quarter of 2000. This increase was due primarily to higher labor, marketing, professional fees, sales licensing fees and research and development costs associated with the V.A.C. product line. In addition, depreciation expense and provisions for bad debt were higher in the current-year period when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were 24.8% in the second quarter of 2001 compared to 22.9% in the second quarter of 2000.

      Operating Earnings:  Operating earnings for the period increased 29.8% to $20.8 million compared to $16.0 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher costs and expenses.

      Interest Expense:  Interest expense for the quarter ended June 30, 2001 was $11.4 million compared to $11.8 million for the second quarter of 2000 due to lower interest rates for the period.

      Net Earnings:  Net earnings for the second quarter of 2001 increased approximately $3.4 million, or 177.1%, from the prior year period to $5.4 million due primarily to the increase in operating earnings discussed previously. The effective tax rates for the second quarter of 2001 and 2000 were 42.0% and 43.6%, respectively.

First Six Months of 2001 Compared to First Six Months of 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year (dollars in thousands):

	Six Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	79%	78%	$ 38,857	30%
Sales and other	21	22	7,352	20
	_______	_______	_______
Total revenue	100	100	46,209	28

Rental expenses	49	51	20,092	24
Cost of goods sold	8	8	2,680	20
	_______	_______	_______
Gross profit	43	41	23,437	34
Selling, general and administrative
expenses	24	22	13,565	36
	_______	_______	_______
Operating earnings	19	19	9,872	32

Interest income	-	-	(408)	(68)
Interest expense	(11)	(14)	1,221	5
Foreign currency loss	-	(1)	66	5
	_______	_______	_______
Earnings before income taxes	8	4	10,751	182

Income taxes	3	2	4,486	179
	_______	_______	_______
Net earnings	5%	2%	$ 6,265	184%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Six months ended
	June 30,		Variance
	2001	2000	Percent

USA	$ 163,196	$ 122,896	33%
International	48,664	42,755	14
	_______	_______
Total Revenue	$ 211,860	$ 165,651	28%
	_____	_____

      Total Revenue: Total revenue for the first six months of 2001 was $211.9 million, an increase of $46.2 million, or 27.9%, from the prior year. Rental revenue of $168.4 million increased $38.9 million, or 30.0%, from 2000 while sales of $43.5 million increased approximately $7.3 million, or 20.3%, compared to the same period one year ago.

      Total domestic revenue was $163.2 million, up $40.3 million, or 32.8%, from the first half of 2000. This increase was due primarily to increased wound healing device revenue partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Domestic rental revenue of $134.3 million increased $34.5 million, or 34.5%, due primarily to increased usage of the V.A.C. Domestic sales revenue of $28.9 million for the first six months of 2001 increased $5.8 million, or 25.3%, from the prior-year period. This increase was due to increased V.A.C. disposable sales, associated with the higher rental volume, partially offset by lower sales of vascular products and wound care surfaces. The V.A.C. growth resulted from higher unit demand, due in large part to CMS's fourth quarter 2000 approval of Medicare reimbursement for use of the V.A.C. in the home. Lower domestic surface rental volumes for the first six months of 2001 were substantially offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $5.9 million, net of foreign currency exchange rate fluctuations, to $48.7 million in the first six months of 2001. International rental revenue for the first six months of 2001, was approximately $34.1 million, up $4.4 million, or 14.8%, from the prior-year period. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue was $14.6 million for the first six months of 2001, up $1.5 million, or 11.6%, from the prior-year period due to increased V.A.C. disposable sales partially offset by lower surface sales. On a local currency basis, total international revenue increased $8.8 million, or 23.6%, compared to the prior-year period. Rental revenue, on a local currency basis, increased approximately $6.3 million, or 24.3%, compared to the prior year, while sales revenue increased $2.5 million, or 22.0%.

      Total revenue from beds and surfaces for the first six months of 2001 was $125.6 million, up $2.7 million, or 2.2%, as compared with $122.9 million in the prior-year period. Domestic surfaces revenue of approximately $87.3 million increased approximately $700,000 as compared to the first six months of 2000. International surfaces revenue of $38.3 million was up $2.0 million, or 5.6%, due primarily to higher unit volumes.

      Worldwide V.A.C. revenue for the first six months of 2001 was $79.2 million, an increase of $44.9 million, or 131.1%, from the prior-year period. Domestic V.A.C. revenue of $68.8 million increased $41.0 million, or 147.8%, in the current-year period while international V.A.C. revenue of $10.4 million grew $3.9 million, or 59.7%, compared to the prior-year period.

      Rental Expenses:  Field expenses of $104.1 million increased $20.1 million, or 23.9%, from the prior year, due primarily to increased labor, product licensing fees, commissions and equipment expenses. Field expenses for the six-month period represented 61.9% of total rental revenue in the first six months of 2001 compared to 64.9% in the first six months of 2000. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of Goods Sold:  Cost of goods sold of $15.9 million in the first six months of 2001 increased $2.7 million, or 20.3%, as compared with the prior-year due primarily to higher unit sales of disposables related to increased V.A.C. rentals. Sales margins were 63.5% in the first six months of both 2001 and 2000.

      Gross Profit:  Gross profit in the first six months of 2001 increased $23.4 million, or 34.3%, to $91.8 million from the first six months of 2001 due primarily to the increase in revenue. Gross profit margin for the first six months, as a percentage of total revenue was 43.3%, up from 41.3% for the first six months of 2000 due primarily to the increase in rental revenue for the period.

      Selling, General and Administrative Expenses:  Selling, general and administrative expenses of $50.8 million increased $13.6 million, or 36.4%, from the first six months of 2000. This increase was due primarily to higher labor, professional fees, sales licensing fees, marketing and research and development costs associated with the V.A.C. product line. In addition, depreciation expense and provisions for bad debts were higher in the current-year period when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were 24.0% in the first six months of 2001 compared to 22.5% in the first six months of 2000.

      Operating Earnings:  Operating earnings for the period increased 31.7% to $41.0 million compared to $31.1 million in the prior-year. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher costs and expenses.

      Interest Expense:  Interest expense for the first six months ended June 30, 2001 was $23.3 million compared to $24.5 million for the first six months of 2000. The prior year expense included fees of approximately $800,000 associated with a prior amendment of the Company's Senior Credit Facility.

      Net Earnings:  Net earnings for the first six months of 2001 increased approximately $6.3 million or 184.3%, from the prior-year period to $9.7 million due to the increase in operating earnings discussed previously. The effective tax rates for the first six months of 2001 and 2000 were 42.0% and 42.5%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first six months of 2001 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at June 30, 2001 increased $14.2 million, or 15.6%, to $105.2 million as compared to $91.0 million at December 31, 2000. This increase was due primarily to higher overall revenue and an increase in receivables from third-party payors including Medicare and managed care organizations.

      Inventories at June 30, 2001 increased $8.8 million, or 37.2%, to $32.5 million as compared to $23.7 million at December 31, 2000. This increase was due primarily to an increase in raw materials associated with the V.A.C. product line as a result of increased product demand.

      At June 30, 2001, goodwill, net of accumulated amortization, was $46.8 million compared to a prior-year balance of $48.6 million. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method.

      The carrying value of goodwill reflects management's current assessment of recoverability. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the assets are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value of the respective asset. The Company will apply the new rules as defined in Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in the first quarter of 2002. (See Note 10.)

As of June 30, 2001, a derivative financial instrument of $1.2 million has been recorded as a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities.

      Income taxes payable at June 30, 2001 of $9.8 million increased $5.2 million, as compared to $4.3 million at December 31, 2000. This increase was due primarily to realization of certain deferred tax liabilities.

      Net deferred income taxes at June 30, 2001 of $1.6 million decreased 60.3% as compared to $4.1 million at December 31, 2000. This decrease was due to the realization of temporary tax timing differences.

Liquidity and Capital Resources

      At June 30, 2001, the Company had current assets of $149.1 million and current liabilities of $63.7 million resulting in a working capital surplus of $85.4 million, compared to a surplus of $40.4 million at December 31, 2000. Increases in accounts receivable and inventories combined with a reduction in current installments of long-term obligations accounted for the majority of this change.

      Operating cash flows were $9.9 million for the first six months of 2001, compared to $20.9 million in the prior year. This decrease was primarily due to increased working capital requirements, primarily accounts receivable and inventory associated with the V.A.C. product line which were partially offset by higher earnings.

      During the first six months of 2001, the Company made net capital expenditures of $19.1 million compared to the prior-year outlay of $11.6 million. The increased capital spending for the period related primarily to increased demand for the V.A.C. and certain high-end beds and surfaces. Other than commitments for new product inventory, including disposable "for sale" products, of $10.4 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

      The Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to the Company's rental products, provide needed working capital, meet debt service requirements and finance the Company's strategic plans. Required debt amortization under the Senior Credit Facility is $1.4 million, $2.8 million and $34.9 million for the years 2001, 2002 and 2003, respectively.

      At June 30, 2001, cash and cash equivalents of $2.2 million were available for general corporate purposes. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated requirements for debt payments, working capital and capital expenditures through 2003. Due to the dramatic growth in V.A.C. demand during the period, and increased capital expenditure and working capital requirements to support and maintain such growth, the Company's ability to generate cash flow could be significantly restricted. To address this issue, the Company is reviewing its order entry, billing and collection processes to maximize cash flows. In addition, the Company has modified its senior bank credit facility in order to increase availability under the existing revolving credit facility and reduce near-term amortization under the Tranche A term loan.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. On June 15, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with this transaction. At June 30, 2001, the Revolving Facility had a balance of $4.6 million. Additionally, the Company had two Letters of Credit in the amount of approximately $3.9 million. As of June 30, 2001, the aggregate availability under the Revolving Facility was $41.5 million.

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" and (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans and 2.25% in respect of the Tranche C Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect of the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on $245 million of the Company's variable rate debt. On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and was effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $577,000 was recognized in the first six months of 2001. In January 2001, the Company terminated its 7% interest rate cap and entered into an interest rate swap. The new interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded additional interest expense of approximately $96,000 in the first six months of 2001.

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at June 30, 2001.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of June 30, 2001, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is scheduled to be completed in October of 2001 and the trial has been scheduled for April of 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

Interest Rate Risk

      On October 23, 2000, the Company converted its interest rate protection agreements into a single interest rate cap covering $150.0 million of the Company's variable rate debt through December 31, 2001. The agreement fixed the maximum base rate of interest to be charged at 7.0% per annum. On January 5, 2001, the Company exchanged its 7.0% interest rate cap for an interest rate swap. The new interest rate swap fixed the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective through December 31, 2001. As a result of this agreement, the Company believes that movements in short term interest rates will not materially affect the financial position of the Company.

Foreign Currency and Market Risk

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to this variability is managed primarily through the use of natural hedges, in which funding obligations and assets are both managed in the local currency.

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $10.1 million for the six months ended June 30, 2001. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2001 would change the Company's net income for the six months ended June 30, 2001 by approximately $520,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

*10.15

Amended and Restated Credit and Guarantee Agreement dated as of June 15, 2001 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

         Note: (*) Exhibits filed herewith.

(b) REPORTS ON FORM 8-K

                 The Company filed a report on Form 8-K dated June 21, 2001 with respect to its Amended and Restated Credit and Guarantee Agreement. The Amended Credit Agreement funded a $95 million Tranche D Term Loan as part of the Company's Senior Secured Credit Facilities.

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

Date: August 13, 2001