Form 10-Q
period 2001-09-30
KINETIC CONCEPTS INC /TX/
filed 2001-11-13
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common Stock:   70,917,408 shares as of November 1, 2001

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

SIGNATURES

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	December 31,
	2001	2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 4,444	$ 2,139
Accounts receivable, net	110,421	90,989
Inventories, net	37,668	23,670
Prepaid expenses and other current assets	14,093	10,018
	______	______
Total current assets	166,626	126,816
	______	______

Net property, plant and equipment	85,087	75,788
Loan issuance cost, less accumulated amortization
of $9,055 in 2001 and $7,318 in 2000	9,181	10,918
Goodwill, less accumulated amortization of $26,975
in 2001 and $24,263 in 2000	45,894	48,560
Other assets, less accumulated amortization of
$4,898 in 2001 and $4,583 in 2000	27,961	26,009
	______	______
	$ 334,749	$ 288,091
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 10,402	$ 6,308
Accrued expenses	49,108	40,846
Current installments of long-term obligations	2,750	34,848
Current installments of capital lease obligations	152	109
Derivative financial instruments	1,077	-
Income taxes payable	11,957	4,294
	______	______
Total current liabilities	75,446	86,405
	______	______

Long-term obligations, net of current installments	498,112	453,898
Capital lease and other obligations,
net of current installments	801	1,685
Deferred income taxes, net	3,051	4,056
	______	______
	577,410	546,044
	______	______
Shareholders' deficit:
Common stock; issued and outstanding 70,917
in 2001 and 70,915 in 2000	71	71
Retained deficit	(233,820)	(250,306)
Accumulated other comprehensive loss	(8,912)	(7,718)
	______	______
	(242,661)	(257,953)
	______	______

	$ 334,749	$ 288,091
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
Rental and service	$ 93,432	$ 66,857	$ 261,788	$ 196,356
Sales and other	24,003	18,217	67,507	54,369
	______	______	______	______
Total revenue	117,435	85,074	329,295	250,725
	______	______	______	______

Rental expenses	56,301	43,462	160,446	127,515
Cost of goods sold	7,550	7,370	23,433	20,573
	______	______	______	______
	63,851	50,832	183,879	148,088
	______	______	______	______
Gross profit	53,584	34,242	145,416	102,637

Selling, general and administrative expenses	30,057	19,964	80,877	57,219
	______	______	______	______
Operating earnings	23,527	14,278	64,539	45,418

Interest income	53	80	243	678
Interest expense	(11,073)	(11,863)	(34,367)	(36,378)
Foreign currency loss	(754)	(547)	(2,000)	(1,859)
	______	______	______	______
Earnings before income taxes	11,753	1,948	28,415	7,859
Income taxes	4,936	828	11,934	3,340
	______	______	______	______
Net earnings	$ 6,817	$ 1,120	$ 16,481	$ 4,519
	_____	_____	_____	_____

Earnings per common share	$ 0.10	$ 0.02	$ 0.23	$ 0.06
	_____	_____	_____	_____
Earnings per common share --
assuming dilution	$ 0.09	$ 0.02	$ 0.22	$ 0.06
	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,917	70,915	70,916	70,915
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	74,255	73,231	73,520	73,240
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,

	2001	2000
Cash flows from operating activities:
Net earnings	$ 16,481	$ 4,519
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	22,054	20,752
Amortization	4,838	4,849
Provision for uncollectible accounts receivable	8,421	4,195
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(27,936)	(5,858)
Increase in inventories	(14,051)	(2,062)
Increase in prepaid expenses and other	(4,075)	(1,652)
Increase in accounts payable	4,064	730
Increase in accrued expenses	8,220	7,494
Increase in income taxes payable	10,719	472
Decrease in deferred income taxes, net	(3,684)	(1,200)
	______	______
Net cash provided by operating activities	25,051	32,239
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(29,158)	(17,521)
Decrease in inventory to be converted into
equipment for short-term rental	(4,300)	(1,300)
Dispositions of property, plant and equipment	2,079	1,262
Businesses acquired in purchase transactions, net of cash
acquired	(80)	(427)
Increase in other assets	(2,337)	(968)
	______	______
Net cash used by investing activities	(33,796)	(18,954)
	______	______
Cash flows from financing activities:
Borrowings (repayments) of notes payable, long-term,
capital lease and other obligations	11,276	(14,948)
Proceeds from exercise of stock options	6	-
	______	______
Net cash provided (used) by financing activities	11,282	(14,948)
	______	______
Effect of exchange rate changes on cash and cash equivalents	(232)	(1,046)
	______	______
Net increase in cash and cash equivalents	2,305	(2,709)
Cash and cash equivalents, beginning of period	2,139	7,362
	______	______
Cash and cash equivalents, end of period	$ 4,444	$ 4,653
	_____	_____
Supplemental disclosure of cash flow information:
Cash paid during the first nine months for:
Interest	$ 28,319	$ 29,109
Income taxes	$ 5,606	$ 5,263

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)      BASIS OF PRESENTATION

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 2001 presentation.

(2)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2001	2000
Trade accounts receivable:
Facilities / dealers	$ 72,232	$ 73,036

Third party payors:
Medicare	11,219	3,242
Other	38,566	19,161
	______	______
	122,017	95,439
Medicare V.A.C. receivables prior to
October 1, 2000	14,677	14,677
Employee and other receivables	1,278	1,598
	______	______
	137,972	111,714
Less: Allowance for doubtful accounts	(12,874)	(6,048)
Medicare V.A.C. receivable allowance
prior to October 1, 2000	(14,677)	(14,677)
	______	______
	$ 110,421	$ 90,989
	_____	_____

(3)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2001	2000

Finished goods	$ 13,209	$ 7,068
Work in process	3,523	2,658
Raw materials, supplies and parts	34,571	22,808
	______	______
	51,303	32,534
Less: Amounts expected to be converted
into equipment for short-term rental	(12,400)	(8,100)
Reserve for excess and obsolete
inventory	(1,235)	(764)
	______	______
	$ 37,668	$ 23,670
	_____	_____

(4)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

	September 30,	December 31,
	2001	2000
Senior Credit Facilities:
Revolving bank credit facility	$ 5,350	$ 10,000
Acquisition credit facility	-	9,146
Term loans:
Tranche A due 2003	27,500	95,000
Tranche B due 2004	86,625	87,300
Tranche C due 2005	86,625	87,300
Tranche D due 2006	94,762	-
	______	______
	300,862	288,746
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	______	______
	500,862	488,746
Less current installments	(2,750)	(34,848)
	______	______
	$ 498,112	$ 453,898
	_____	_____

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

      On October 23, 2000, the Company converted two interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and covered the period from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $870,000 was recognized in the first nine months of 2001.

      In January 2001, the Company terminated its 7% interest rate cap and entered into an interest rate swap. The new interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded additional interest expense of approximately $743,000 in the first nine months of 2001.

      The Revolving Loans may be repaid and reborrowed. As of September 30, 2001, the Company had three Letters of Credit in the amount of $4.5 million, and the aggregate availability under the Revolving Credit facility was $40.1 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the amended covenants at September 30, 2001.

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

       As a result of the Senior Credit refinancing, future maturities of long-term principal payments at September 30, 2001 are as follows (in thousands):

Year	Amount

2001	$ 687
2002	2,750
2003	35,600
2004	86,450
2005	84,650
2006	90,725
Thereafter	$ 200,000

(5)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (in thousands, except per share):

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net earnings	$ 6,817	$ 1,120	$ 16,481	$ 4,519
	_____	_____	_____	_____
Average common shares:
Basic(weighted-average outstanding shares)	70,917	70,915	70,916	70,915
Dilutive potential common shares from stock
options	3,338	2,316	2,604	2,325
	______	______	______	______
Diluted (weighted-average outstanding shares)	74,255	73,231	73,520	73,240
	_____	_____	_____	_____
Earnings per common share	$ 0.10	$ 0.02	$ 0.23	$ 0.06
	_____	_____	_____	_____
Earnings per common share - assuming dilution	$ 0.09	$ 0.02	$ 0.22	$ 0.06
	_____	_____	_____	_____

(6)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits generally incidental to its business. Certain provisions have been made in the accompanying financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these items will not have a material effect on the Company's financial statements.

      Other than commitments for new product inventory, including disposables sold in conjunction with the rental of a medical device or surface, of $10.5 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant.

(7)      OTHER COMPREHENSIVE INCOME

      The Company's other comprehensive income is comprised of net earnings, foreign currency translation adjustment and adjustments to derivative financial instruments.

      The components of other comprehensive income are as follows (in thousands):

	Three months ended
	September 30,
	2001	2000

Net earnings	$ 6,817	$ 1,120

Foreign currency translation adjustment	1,771	(1,226)

Net derivative loss, net of taxes of $178	(331)	-

Reclassification adjustment for losses
included in net income,
net of taxes of $226	421	-
	_____	_____
Other comprehensive income (loss)	$ 8,678	$ (106)
	____	____

	Nine months ended
	September 30,
	2001	2000

Net earnings	$ 16,481	$ 4,519

Foreign currency translation adjustment	(494)	(3,530)

Net derivative loss, net of taxes of $637	(1,183)	-

Reclassification adjustment for losses
included in net income,
net of taxes of $260	483	-
	_____	_____
Other comprehensive income	$ 15,287	$ 989
	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of September 30, 2001, derivative financial instruments valued at a liability of $1.1 million were recorded as a result of the adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Notes 4 and 9.)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
USA	$ 92,493	$ 63,307	$ 255,689	$ 186,203
International	24,942	21,767	73,606	64,522
	______	______	______	______
	$ 117,435	$ 85,074	$ 329,295	$ 250,725
	_____	_____	_____	_____
Operating Earnings:
USA	$ 29,044	$ 18,813	$ 79,896	$ 58,415
International	5,200	4,339	15,448	13,173
Other (1):
Executive	(2,983)	(1,885)	(10,051)	(5,574)
Finance	(3,106)	(3,995)	(9,585)	(11,060)
Manufacturing/Engineering	(1,718)	(2,480)	(3,142)	(7,536)
Administration	(2,910)	(514)	(8,027)	(2,000)
	______	______	______	______
Total Other	(10,717)	(8,874)	(30,805)	(26,170)
	______	______	______	______
	$ 23,527	$ 14,278	$ 64,539	$ 45,418
	_____	_____	_____	_____

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

      The Company entered into the swap agreement on January 5, 2001; therefore in accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change is necessary. At September 30, 2001, the fair value of the swap agreement decreased to an unfavorable position; therefore, the derivative financial instrument was adjusted to a liability of $1.1 million. Accumulated other comprehensive loss was adjusted $700,000 for the net derivative liability and deferred income taxes payable was adjusted $377,000 for the tax benefit related to the derivative liability. Because the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to hedge ineffectiveness. The Company expects to reclassify all losses from the derivative into income at December 31, 2001. (See Note 12 to Condensed Consolidated Financial Statements.)

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

       The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company will perform the first of the newly-required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of September 30, 2001 and December 31, 2000 and the related condensed consolidating statements of earnings for the three and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, respectively. (See pages 14 to 21.)

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
September 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 8,268	$ (3,824)	$ 4,444
Accounts receivable, net	-	91,708	22,315	(3,602)	110,421
Inventories, net	-	18,830	18,838	-	37,668
Prepaid expenses and other
current assets	-	10,658	3,435	-	14,093
	________	________	________	________	________
Total current assets	-	121,196	52,856	(7,426)	166,626
	________	________	________	________	________

Net property, plant and equipment	-	87,420	10,494	(12,827)	85,087
Loan issuance cost, net	-	9,181	-	-	9,181
Goodwill, net	-	41,757	4,137	-	45,894
Other assets, net	-	27,274	687	-	27,961
Intercompany investments and
advances	(242,661)	496,629	22,361	(276,329)	-
	________	________	________	________	________
	$ (242,661)	$ 783,457	$ 90,535	$ (296,582)	$ 334,749
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 9,871	$ 4,355	$ (3,824)	$ 10,402
Accrued expenses	-	37,876	11,232	-	49,108
Current installments on long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	22,614	-	(22,614)	-
Current installments of capital
lease obligations	-	152	-	-	152
Derivative financial instruments		1,077	-	-	1,077
Income taxes payable	-	8,425	3,532	-	11,957
	________	________	________	________	________
Total current liabilities	-	82,765	19,119	(26,438)	75,446
	________	________	________	________	________
Long-term obligations, net of
current installments	-	498,112	-	-	498,112
Capital lease obligations, net of
current installments	-	801	-	-	801
Deferred income taxes, net	-	13,217	-	(10,166)	3,051
	________	________	________	________	________
	-	594,895	19,119	(36,604)	577,410
Shareholders' equity (deficit)	(242,661)	188,562	71,416	(259,978)	(242,661)
	________	________	________	________	________
	$ (242,661)	$ 783,457	$ 90,535	$ (296,582)	$ 334,749
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2000 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
Accounts receivable, net	-	72,779	21,967	(3,757)	90,989
Inventories, net	-	13,431	10,239	-	23,670
Prepaid expenses and other
current assets	-	7,021	2,997	-	10,018
	________	________	________	________	________
Total current assets	-	93,231	41,359	(7,774)	126,816

Net property, plant and equipment	-	77,927	10,090	(12,229)	75,788
Loan issuance cost, net	-	10,918	-	-	10,918
Goodwill, net	-	44,149	4,411	-	48,560
Other assets, net	-	25,230	779	-	26,009
Intercompany investments and
advances	(257,954)	486,635	21,160	(249,841)	-
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,271	$ 4,054	$ (4,017)	$ 6,308
Accrued expenses	-	30,455	10,391	-	40,846
Current installments of long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,922	-	(21,922)	-
Current installments of capital
lease obligations	-	109	-	-	109
Income taxes payable	-	2,663	1,631	-	4,294
	________	________	________	________	________
Total current liabilities	-	96,268	16,076	(25,939)	86,405
	________	________	________	________	________
Long-term obligations, net of
current installments	-	453,898	-	-	453,898
Capital lease obligations, net of
current installments	-	1,685	-	-	1,685
Deferred income taxes, net	-	14,313	-	(10,257)	4,056
	________	________	________	________	________
	-	566,164	16,076	(36,196)	546,044
Shareholders' equity (deficit)	(257,954)	171,926	61,723	(233,648)	(257,953)
	________	________	________	________	________

	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended September 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 75,623	$ 17,809	$ -	$ 93,432
Sales and other	-	19,128	6,357	(1,482)	24,003
	________	________	________	________	________
Total revenue	-	94,751	24,166	(1,482)	117,435
	________	________	________	________	________
Rental expenses	-	42,696	13,605	-	56,301
Cost of goods sold	-	7,994	1,810	(2,254)	7,550
	________	________	________	________	________
	-	50,690	15,415	(2,254)	63,851
	________	________	________	________	________
Gross profit	-	44,061	8,751	772	53,584

Selling, general and administrative
expenses	-	28,141	1,916	-	30,057
	________	________	________	________	________
Operating earnings	-	15,920	6,835	772	23,527

Interest income	-	22	31	-	53
Interest expense	-	(11,073)	-	-	(11,073)
Foreign currency loss	-	(587)	(167)	-	(754)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	4,282	6,699	772	11,753
Income taxes	-	2,180	2,436	320	4,936
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	2,102	4,263	452	6,817
Equity in earnings
of subsidiaries	6,817	4,264	-	(11,081)	-
	________	________	________	________	________
Net earnings	$ 6,817	$ 6,366	$ 4,263	$ (10,629)	$ 6,817
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 51,815	$ 15,042	$ -	$ 66,857
Sales and other	-	15,701	5,726	(3,210)	18,217
	________	________	________	________	________
Total revenue	-	67,516	20,768	(3,210)	85,074
	________	________	________	________	________
Rental expenses	-	31,485	11,977	-	43,462
Cost of goods sold	-	6,404	2,337	(1,371)	7,370
	________	________	________	________	________
	-	37,889	14,314	(1,371)	50,832
	________	________	________	________	________
Gross profit	-	29,627	6,454	(1,839)	34,242

Selling, general and administrative
expenses	-	18,658	1,306	-	19,964
	________	________	________	________	________
Operating earnings	-	10,969	5,148	(1,839)	14,278

Interest income	-	53	27	-	80
Interest expense	-	(11,863)	-	-	(11,863)
Foreign currency loss	-	(435)	(112)	-	(547)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(1,276)	5,063	(1,839)	1,948
Income taxes	-	(553)	2,117	(736)	828
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(723)	2,946	(1,103)	1,120
Equity in earnings of subsidiaries	1,120	2,946	-	(4,066)	-
	________	________	________	________	________
Net earnings	$ 1,120	$ 2,223	$ 2,946	$ (5,169)	$ 1,120
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 209,958	$ 51,830	$ -	$ 261,788
Sales and other	-	53,565	19,758	(5,816)	67,507
	________	________	________	________	________
Total revenue	-	263,523	71,588	(5,816)	329,295
	________	________	________	________	________
Rental expenses	-	120,595	39,851	-	160,446
Cost of goods sold	-	22,737	6,248	(5,552)	23,433
	________	________	________	________	________
	-	143,332	46,099	(5,552)	183,879
	________	________	________	________	________
Gross profit	-	120,191	25,489	(264)	145,416

Selling, general and administrative
expenses	-	75,575	5,302	-	80,877
	________	________	________	________	________
Operating earnings	-	44,616	20,187	(264)	64,539

Interest income	-	167	76	-	243
Interest expense	-	(34,367)	-	-	(34,367)
Foreign currency gain (loss)	-	(1,835)	(165)	-	(2,000)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	8,581	20,098	(264)	28,415
Income taxes	-	5,222	6,822	(110)	11,934
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	3,359	13,276	(154)	16,481
Equity in earnings of subsidiaries	16,481	13,277	-	(29,758)	-
	________	________	________	________	________
Net earnings	$ 16,481	$ 16,636	$ 13,276	$ (29,912)	$ 16,481
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 151,691	$ 44,665	$ -	$ 196,356
Sales and other	-	45,650	18,098	(9,379)	54,369
	________	________	________	________	________
Total revenue	-	197,341	62,763	(9,379)	250,725
	________	________	________	________	________
Rental expenses	-	91,785	35,730	-	127,515
Cost of goods sold	-	19,062	7,266	(5,755)	20,573
	________	________	________	________	________
	-	110,847	42,996	(5,755)	148,088
	________	________	________	________	________
Gross profit	-	86,494	19,767	(3,624)	102,637

Selling, general and administrative
expenses	-	53,352	3,867	-	57,219
	________	________	________	________	________
Operating earnings	-	33,142	15,900	(3,624)	45,418

Interest income	-	575	103	-	678
Interest expense	-	(36,378)	-	-	(36,378)
Foreign currency loss	-	(1,316)	(543)	-	(1,859)
	________	________	________	________	________
Earnings (loss) before
income taxes and equity in
earnings of subsidiaries	-	(3,977)	15,460	(3,624)	7,859
Income taxes	-	(1,675)	6,465	(1,450)	3,340
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(2,302)	8,995	(2,174)	4,519
Equity in earnings of subsidiaries	4,519	8,995	-	(13,514)	-
	________	________	________	________	________
Net earnings	$ 4,519	$ 6,693	$ 8,995	$ (15,688)	$ 4,519
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 16,481	$ 16,636	$ 13,276	$ (29,912)	$ 16,481
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(16,481)	(2,303)	(1,550)	28,904	8,570
	________	________	________	________	________
Net cash provided by
operating activities	-	14,333	11,726	(1,008)	25,051
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(25,047)	(5,691)	1,580	(29,158)
Decrease in inventory to be converted
into equipment for short-term rental	-	(4,300)	-	-	(4,300)
Dispositions of property, plant and
equipment	-	1,168	911	-	2,079
Businesses acquired in purchase
transactions, net of cash acquired	-	-	(80)	-	(80)
Decrease (increase) in other assets	-	(2,365)	28	-	(2,337)
	________	________	________	________	________
Net cash used by investing
activities	-	(30,544)	(4,832)	1,580	(33,796)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable,
long-term, capital lease
and other obligations	-	11,276	-	-	11,276
Proceeds from exercise of stock options	6	-	-	-	6
Proceeds on intercompany
investments and advances	(566)	5,729	(389)	(4,774)	-
Other	560	(794)	(4,393)	4,627	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	16,211	(4,782)	(147)	11,282
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(232)	(232)
	________	________	________	________	________
Net increase in cash
and cash equivalents	-	-	2,112	193	2,305
Cash and cash equivalents,
beginning of period	-	-	6,156	(4,017)	2,139
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 8,268	$ (3,824)	$ 4,444
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2000
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 4,519	$ 6,693	$ 8,995	$ (15,688)	$ 4,519
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(4,519)	21,062	158	11,019	27,720
	________	________	________	________	________
Net cash provided by operating
Activities	-	27,755	9,153	(4,669)	32,239
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
Equipment	-	(18,427)	(4,553)	5,459	(17,521)
Increase in inventory to be converted
into equipment for short-term rental	-	(1,300)	-	-	(1,300)
Dispositions of property, plant and
Equipment	-	312	950	-	1,262
Businesses acquired in purchase
Transactions, net of cash acquired	-	(1)	(426)	-	(427)
Increase in other assets	-	(677)	(291)	-	(968)
	________	________	________	________	________
Net cash used by investing
Activities	-	(20,093)	(4,320)	5,459	(18,954)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable,
long-term, capital lease
and other obligations	-	(14,947)	(1)	-	(14,948)
Proceeds (payments) on inter-company
investments and advances	1,533	6,797	(6,622)	(1,708)	-
Other	(1,533)	488	(2,955)	4,000	-
	________	________	________	________	________

Net cash used by financing activities	-	(7,662)	(9,578)	2,292	(14,948)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(1,046)	(1,046)
	________	________	________	________	________
Net decrease in cash and
cash equivalents	-	-	(4,745)	2,036	(2,709)
Cash and cash equivalents,
beginning of period	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 5,134	$ (481)	$ 4,653
	______	______	______	______	______

(12)      SUBSEQUENT EVENTS

      The Company amended its $150 million 5.36% interest rate swap to take advantage of lower interest rates and also entered into a new $100 million interest rate swap as of October 1, 2001. The amended interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The amount in other comprehensive income and deferred income taxes payable related to the net derivative liability as of September 30, 2001 will be recognized in income at December 31, 2001, which is the maturity date of the original swap. The new interest rate swap fixes the rate on $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter of 2001 Compared to Third Quarter of 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year (dollars in thousands):

	Three Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	80%	79%	$ 26,575	40%
Sales and other	20	21	5,786	32
	_______	_______	_______
Total revenue	100	100	32,361	38

Rental expenses	48	51	12,839	30
Cost of goods sold	6	9	180	2
	_______	_______	_______
Gross profit	46	40	19,342	56
Selling, general and administrative
expenses	26	23	10,093	51
	_______	_______	_______
Operating earnings	20	17	9,249	65

Interest income	-	-	(27)	(34)
Interest expense	(9)	(14)	790	7
Foreign currency loss	(1)	(1)	(207)	(38)
	_______	_______	_______
Earnings before income taxes	10	2	9,805	503

Income taxes	4	1	4,108	496
	_______	_______	_______
Net earnings	6%	1%	$ 5,697	509%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	September 30,		Variance
	2001	2000	Percent

USA	$ 92,493	$ 63,307	46%
International	24,942	21,767	15
	_______	_______
Total Revenue	$ 117,435	$ 85,074	38%
	_____	_____

      Total Revenue: Total revenue for the three months ended September 30, 2001 was $117.4 million, an increase of $32.4 million, or 38.0%, from the prior year. Rental revenue of $93.4 million increased $26.6 million, or 39.7%, from 2000 while sales of $24.0 million increased $5.8 million, or 31.8%, compared to the same period one year ago.

      Total domestic revenue was $92.5 million, up $29.2 million, or 46.1%, from the 2000 quarter. This increase was due primarily to increased revenue from wound-healing devices partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Domestic rental revenue of $75.6 million increased approximately $23.8 million, or 45.9%, due primarily to increased usage of the V.A.C. wound healing therapy. Domestic sales revenue of $16.9 million for the third quarter of 2001 increased approximately $5.4 million, or 46.8%, from the prior-year period. This increase was due to increased V.A.C. disposable sales, associated with the higher rental volume, partially offset by lower sales of vascular products and wound care surfaces. The V.A.C. growth resulted from higher unit demand, due in part to the Center for Medicare and Medicaid Services' ("CMS") approval of Medicare reimbursement for use of the V.A.C. in the home on October 1, 2000. Domestic surface rental volumes for the third quarter of 2001 were comparable to the 2000 quarter. The average domestic surface rental price was 5.3% higher due to improved product mix.

      Revenue from the Company's international operating unit increased $3.2 million, net of foreign currency exchange rate fluctuations, to approximately $24.9 million in the third quarter of 2001. International rental revenue for the third quarter of 2001 was $17.8 million, up $2.8 million, or 18.4%, from the prior-year period. Average rental unit volumes for the period were up 34.7% from the prior year while a change in product mix resulted in a 9.2% decrease in average pricing from the prior-year period. Sales revenue was $7.1 million for the third quarter of 2001, up approximately $400,000, or 6.0%, from the prior-year period due primarily to increased V.A.C. disposable sales offset by lower surfaces sales. On a local currency basis, international revenue increased $4.0 million, or 20.2%, compared to the prior-year period. Rental revenue, on a local currency basis, increased $3.3 million, or 24.3%, compared to the prior period, while sales revenue increased approximately $700,000, or 11.0%.

      Total revenue from beds and surfaces for the third quarter of 2001 was $62.5 million, up $2.9 million, or 4.9%, as compared with $59.6 million in the prior-year period. Domestic surfaces revenue of $43.8 million increased approximately $2.4 million, or 5.7%, as compared to the third quarter of 2000. International surfaces revenue of $18.7 million was up approximately $500,000, or 2.9%, due primarily to higher unit volumes.

      Worldwide V.A.C. revenue for the third quarter of 2001 was $51.6 million, an increase of $29.8 million, or 136.9%, from the prior-year period. Domestic V.A.C. revenue of $45.4 million increased $27.2 million, or 149.3%, in the current-year period while international V.A.C. revenue of $6.2 million grew 74.2% compared to the prior-year period.

      Rental Expenses:  Field expenses of $56.3 million increased $12.8 million, or 29.5%, from $43.5 million in the 2000 quarter, due primarily to increased sales and service costs, product licensing fees, commissions and equipment expenses. Field expenses for the three-month period represented 60.3% of total rental revenue in the quarter compared to 65.0% in the third quarter of 2000. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of Goods Sold:  Cost of goods sold of $7.6 million in the third quarter of 2001 increased $180,000, or 2.4%, as compared with the prior-year quarter due primarily to higher unit sales of disposables related to increased V.A.C. rentals. Sales margins were 68.5% in the third quarter of 2001 as compared to 59.5% in the prior year due primarily to improved product mix and favorable factory variances.

      Gross Profit:  Gross profit in the third quarter of 2001 increased $19.3 million, or 56.5%, to $53.6 million from the third quarter of 2000 due primarily to the increase in revenue for the period. Gross profit margin for the third quarter, as a percentage of total revenue was 45.6%, up from 40.2%

for the third quarter of 2000 due primarily to the increase in rental revenue for the period as well as lower expenses and cost of goods sold as a percentage of sales due to improved product mix and favorable factory variances.

      Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $10.1 million, or 50.6%, to $30.1 million in the third quarter of 2001 from $20.0 million in the third quarter of 2000. This increase was due primarily to spending related to the V.A.C. product line, including higher billing costs, marketing expenses, professional fees, sales licensing fees and research and development costs. In addition, depreciation expense and provisions for uncollectible accounts receivable were higher in the current-year period when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were 25.6% in the third quarter of 2001 compared to 23.5% in the third quarter of 2000.

      Operating Earnings:  Operating earnings for the period increased $9.2 million, or 64.8%, to $23.5 million compared to $14.3 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher costs and expenses.

      Interest Expense:  Interest expense for the quarter ended September 30, 2001 was $11.1 million compared to $11.9 million for the third quarter of 2000 due to lower interest rates for the period.

      Net Earnings:  Net earnings for the third quarter of 2001 increased approximately $5.7 million, or 508.7%, from the prior year period to $6.8 million due primarily to the increase in operating earnings discussed previously. The effective tax rates for the third quarter of 2001 and 2000 were 42.0% and 42.5%, respectively.

First Nine Months of 2001 Compared to First Nine Months of 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year (dollars in thousands):

	Nine Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	79%	78%	$ 65,432	33%
Sales and other	21	22	13,138	24
	_______	_______	_______
Total revenue	100	100	78,570	31

Rental expenses	49	51	32,931	26
Cost of goods sold	7	8	2,860	14
	_______	_______	_______
Gross profit	44	41	42,779	42

Selling, general and administrative
expenses	24	23	23,658	41
	_______	_______	_______
Operating earnings	20	18	19,121	42

Interest income	-	-	(435)	(64)
Interest expense	(10)	(14)	2,011	6
Foreign currency loss	(1)	(1)	(141)	(8)
	_______	_______	_______
Earnings before income taxes	9	3	20,556	262

Income taxes	4	1	8,594	257
	_______	_______	_______
Net earnings	5%	2%	$ 11,962	265%
	_____	_____	_____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Nine months ended
	September 30,		Variance
	2001	2000	Percent

USA	$ 255,689	$ 186,203	37%
International	73,606	64,522	14
	_______	_______
Total Revenue	$ 329,295	$ 250,725	31%
	_____	_____

      Total Revenue: Total revenue for the first nine months of 2001 was $329.3 million, an increase of $78.6 million, or 31.3%, from the prior year. Rental revenue of $261.8 million increased $65.4 million, or 33.3%, from 2000 while sales of $67.5 million increased approximately $13.2 million, or 24.2%, compared to the same period one year ago.

      Total domestic revenue was $255.7 million, up $69.5 million, or 37.3%, from the first nine months of 2000. This increase was due primarily to increased wound healing device revenue partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Domestic rental revenue of approximately $210.0 million increased approximately $58.2 million, or 38.4%, due primarily to increased usage of the V.A.C. Domestic sales revenue of $45.7 million for the first nine months of 2001 increased approximately $11.3 million, or 32.5%, from the prior-year period. This increase was due to increased V.A.C. disposable sales, associated with the higher rental volume, partially offset by lower sales of vascular products and wound care surfaces. The V.A.C. growth resulted from higher unit demand, due in large part to CMS's approval of Medicare reimbursement for use of the V.A.C. in the home on October 1, 2000. Lower domestic surface rental volumes for the first nine months of 2001 were substantially offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $9.1 million, net of foreign currency exchange rate fluctuations, to $73.6 million in the first nine months of 2001. International rental revenue for the first nine months of 2001, was $51.8 million, up $7.2 million, or 16.0%, from the prior-year period. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue was $21.8 million for the first nine months of 2001, up $1.9 million, or 9.7%, from the prior-year period due to increased V.A.C. disposable sales partially offset by lower surface sales. On a local currency basis, total international revenue increased $12.7 million, or 22.4%, to $69.5 million compared to the prior-year period. Rental revenue, on a local currency basis, increased $9.5 million, or 24.3%, compared to the prior year, while sales revenue increased $3.2 million, or 18.2%.

      Total revenue from beds and surfaces for the first nine months of 2001 was $188.1 million, up $5.6 million, or 3.1%, as compared with $182.5 million in the prior-year period. Domestic surfaces revenue of $131.1 million increased approximately $3.0 million or 2.4% as compared to the first nine months of 2000 due to improved product mix as previuosly discussed. International surfaces revenue of $57.0 million was up $2.6 million, or 4.7%, due primarily to higher unit volumes.

      Worldwide V.A.C. revenue for the first nine months of 2001 was $130.8 million, an increase of $74.8 million, or 133.4%, from the prior-year period. Domestic V.A.C. revenue of $114.2 million increased $68.2 million, or 148.4%, in the current-year period while international V.A.C. revenue of $16.6 million grew approximately $6.6 million, or 64.9%, compared to the prior-year period.

      Rental Expenses:  Field expenses of $160.4 million increased $32.9 million, or 25.8%, from $127.5 million in the prior year, due primarily to increased labor, product licensing fees, commissions and equipment expenses. Field expenses for the nine-month period represented 61.3% of total rental revenue in the first nine months of 2001 compared to 64.9% in the first nine months of 2000. This relative decrease is directly attributable to the increase in rental revenue for the period.

      Cost of Goods Sold:  Cost of goods sold of $23.4 million in the first nine months of 2001 increased $2.9 million, or 13.9%, as compared with the prior-year due primarily to higher unit sales of disposables related to V.A.C. rentals. Sales margins were 65.3% in the first nine months of 2001 as compared to 62.2% in the prior year due primarily to improved product mix and favorable factory variances.

      Gross Profit:  Gross profit in the first nine months of 2001 increased $42.8 million, or 41.7%, to $145.4 million from $102.6 million in the first nine months of 2001 due primarily to the increase in revenue. Gross profit margin for the first nine months, as a percentage of total revenue was 44.2%, up from 40.9% for the first nine months of 2000 due primarily to the increase in rental revenue for the period due to improved product mix and favorable factory variances.

      Selling, General and Administrative Expenses:  Selling, general and administrative expenses of $80.9 million increased $23.7 million, or 41.3%, from $57.2 million in the first nine months of 2000. This increase was due primarily to accelerated spending in the V.A.C. product line including higher billing costs, professional fees, sales licensing fees, marketing costs and research and development costs. In addition, depreciation expense and provisions for bad debt were higher in the current-year period than compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were 24.6% in the first nine months of 2001 compared to 22.8% in the first nine months of 2000.

      Operating Earnings:  Operating earnings for the period increased $19.1 million, or 42.1%, to $64.5 million compared to $45.4 million in the prior-year. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher costs and expenses.

      Interest Expense:  Interest expense for the first nine months ended September 30, 2001 was $34.4 million compared to $36.4 million for the first nine months of 2000. The prior year expense included fees of approximately $800,000 associated with a prior amendment of the Company's Senior Credit Facility.

      Net Earnings:  Net earnings for the first nine months of 2001 increased approximately $12.0 million, or 264.7%, from $4.5 million in the prior-year period to $16.5 million due to the increase in operating earnings discussed previously. The effective tax rates for the first nine months of 2001 and 2000 were 42.0% and 42.5%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first nine months of 2001 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at September 30, 2001 increased $19.4 million, or 21.4%, to $110.4 million as compared to $91.0 million at December 31, 2000. This increase was due primarily to higher overall revenue and an increase in receivables from third-party payors including Medicare, insurance and managed care organizations.

      Inventories at September 30, 2001 increased $14.0 million, or 59.1%, to $37.7 million as compared to $23.7 million at December 31, 2000. This increase was due primarily to an increase in raw materials and disposable supplies associated with the V.A.C. product line as a result of increased product demand.

      Prepaid expenses and other current assets at September 30, 2001 increased $4.1 million, or 40.7%, to $14.1 million as compared to $10.0 million at December 31, 2000. This increase was due primarily to the prepayment of second-half 2001 patent licensing fees on the V.A.C.

      Net property, plant and equipment at September 30, 2001 increased $9.3 million, or 12.3%, to $85.1 million as compared to $75.8 million at December 31, 2000. This increase was due primarily to net capital expenditures of $31.4 million, comprised mainly of rental assets, made during 2001, partially offset by depreciation expense.

      At September 30, 2001, goodwill, net of accumulated amortization, was $45.9 million compared to the prior year-end balance of $48.6 million. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method. The carrying value of goodwill reflects management's current assessment of recoverability. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the assets are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value of the respective asset. The Company will apply the new rules as defined in Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, beginning in the first quarter of 2002. (See Note 10 to Condensed Consolidated Financial Statements.)

      Accounts payable at September 30, 2001 increased $4.1 million, or 64.9%, to $10.4 million as compared to $6.3 million at December 31, 2000. This increase was due primarily to increased capital purchases made in the third quarter of 2001 in response to the increased demand for the V.A.C.

      Accrued expenses at September 30, 2001 increased $8.3 million, or 20.2%, to $49.1 million as compared to $40.8 million at December 31, 2000. This increase was due to accrued interest recorded on the Company's subordinated notes and benefit and vacation accruals related to higher headcount levels.

      As of September 30, 2001, a liability of $1.1 million related to a derivative financial instrument was recorded as a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities. (See Note 12 to Condensed Consolidated Financial Statements.)

      Income taxes payable at September 30, 2001 of $12.0 million increased $7.7 million, as compared to $4.3 million at December 31, 2000. This increase was due primarily to the realization of certain deferred tax liabilities.

      Long-term debt obligations, including current maturities, increased $12.1 million to $500.9 million as of September 30, 2001 as a result of the senior credit refinancing which was completed during the second quarter of 2001 and the associated reduction of near term debt amortization payments.

      Net deferred income taxes at September 30, 2001 of $3.1 million decreased 24.8% as compared to $4.1 million at December 31, 2000. This change was due to the realization of temporary tax timing differences.

Liquidity and Capital Resources

      At September 30, 2001, the Company had current assets of $166.6 million and current liabilities of $75.4 million resulting in a working capital surplus of $91.2 million, compared to a surplus of $40.4 million at December 31, 2000. Increases in accounts receivable and inventories combined with a reduction in current installments of long-term obligations accounted for the majority of this change.

      Operating cash flows were $25.1 million for the first nine months of 2001, compared to $32.2 million in the prior year. This decrease was primarily due to increased working capital requirements, primarily accounts receivable and inventory associated with the V.A.C. product line which were partially offset by higher earnings.

      During the first nine months of 2001, the Company made net capital expenditures of $31.4 million compared to the prior-year outlay of $17.6 million. The increased capital spending for the period related primarily to increased demand for the V.A.C. and certain high-end beds and surfaces. Other than commitments for new product inventory, including disposable "for sale" products, of $10.5 million, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

      The Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. It is anticipated that the Company's principal uses of liquidity will be to fund capital expenditures related to the Company's rental products, provide needed working capital, meet debt service requirements and finance the Company's strategic plans. Required debt amortization under the Senior Credit Facility is approximately $700,000, $2.8 million and $35.6 million for 2001, 2002 and 2003, respectively.

      At September 30, 2001, cash and cash equivalents of $4.4 million were available for general corporate purposes. Based upon the current level of operations, the Company anticipates that cash flows from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated requirements for debt repayments, working capital and capital expenditures through 2003. Due to the anticipated dramatic growth in V.A.C. demand during this period, and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow could be significantly restricted. To address this issue, the Company is reviewing its order entry, billing and collection processes to maximize cash flows. In addition, the Company has modified its senior bank credit facility in order to increase availability under the existing revolving credit facility and reduce near-term amortization under the Tranche A term loan.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C. On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations. On June 15, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with this transaction. At September 30, 2001, the Revolving Facility had a balance of $5.4 million. Additionally, the Company had three Letters of Credit in the amount of $4.5 million. As of September 30, 2001, the aggregate availability under the Revolving Facility was $40.1 million.

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

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base borrowing rate on $245 million of the Company's variable rate debt. On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate "swap", which effectively fixed the base borrowing rate, to an interest rate cap contract which allows the base rate to float but fixes the maximum base rate to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and was effective from October 23, 2000 to December 31, 2001. The sale of the swap agreements resulted in a net gain of approximately $1.8 million which is being recognized over the term of the original interest rate protection agreement of which approximately $870,000 was recognized in the first nine months of 2001. In January 2001, the Company terminated its 7% interest rate cap and entered into an interest rate swap. The new interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 5.36% and is effective from January 5, 2001 through December 31, 2001. As a result of this agreement, the Company recorded additional interest expense of approximately $743,000 in the first nine months of 2001.

      Subsequent to September 30, 2001, the Company amended its $150 million 5.36% interest rate swap to take advantage of lower interest rates and also entered into a new $100 million interest rate swap. The amended interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The new interest rate swap fixes the rate on $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002.

      The Senior Credit Agreement, as amended, requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements. The Company is in compliance with the applicable covenants at September 30, 2001.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of September 30, 2001, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

Euro Currency

      On January 1, 1999, the European Economic and Monetary Union ("EMU") entered a three-year transition period during which a new common currency, the "Euro", was introduced in participating countries and fixed conversion rates were established through the European Central Bank ("ECB") between existing local currencies and the Euro. The Euro has traded on currency exchanges since that time.

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

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is substantially complete and the trial has been scheduled for April of 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

      Subsequent to September 30, 2001, the Company amended its $150 million 5.36% interest rate swap to take advantage of lower interest rates and also entered into a new $100 million interest rate swap. The amended interest rate swap fixes the base borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The new interest rate swap fixes the rate on $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002.

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

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $15.4 million for the nine months ended September 30, 2001. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2001 would change the Company's net income for the nine months ended September 30, 2001 by approximately $770,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

10.15

Amended and Restated Credit and Guarantee Agreement dated as of June 15, 2001 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent.

*10.16	Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc.
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

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

Date: November 13, 2001