Form 10-K
period 2001-12-31
KINETIC CONCEPTS INC /TX/
filed 2002-03-28
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

As of March 6, 2002, there were 70,928,040 shares of the Registrant's Common Stock outstanding, of which 70,490,072 were held by affiliates.

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
    ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.
    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

KINETIC CONCEPTS, INC.

FORM 10-K TABLE OF CONTENTS

AtmosAir™, BariAir®, BariKare®, BariMaxx™, DynaPulse®, Extremity Pump®, First Step®, First Step® Advantage, First Step® Plus, First Step Select®, First Step Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KinAir® III, KinAir® IV, KinAir MedSurg™, ParaDyne®, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, Roto Rest®, Roto Rest® Delta, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne Proventa™, TriCell®, Vacuum Assisted Closure™ and V.A.C.® are trademarks of the Company used in this Report.

FORWARD LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. When used in this Report, the words "estimate," "project," "anticipate," "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

      All of the forward-looking statements contained in this report are based on estimates and assumptions made by management of the Company. These estimates and assumptions reflect management's best judgment based on currently known market and other factors. Although management believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond the Company's control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and the Company cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

  foreign and domestic economic and business conditions;
  industry and market capacity;
  demographic changes;
  existing government regulations and changes in or the failure to comply with government regulations;
  competition;
  the loss of any significant customers;
  the significant indebtedness retained by the Company;
  failure of new products and services to achieve market acceptance;
  liability resulting from litigation; and
  other factors discussed elsewhere in this document.

PART I

ITEM 1.     BUSINESS

General

      Kinetic Concepts, Inc. (the "Company" or "KCI") is a worldwide leader in innovative therapeutic systems which treat chronic wounds or prevent and treat the complications of immobility that can result from disease, trauma, surgery or obesity. The Company is the provider of a patented, non-invasive device (the "V.A.C.") which uses sub-atmospheric, or negative, pressure to promote the healing of wounds such as chronic pressure sores, arterial, venous and diabetic ulcers, dehisced surgical wounds, and trauma wounds. The Company's clinically effective therapeutic systems also include specialty hospital beds, specialty mattress replacement systems and overlays combined with on-site consultation by the Company's clinically trained staff. The complications of immobility which can be treated or prevented by KCI products include pressure sores, pneumonia and circulatory problems which can increase patient treatment costs by as much as $75,000 and which, if left untreated, can result in death. The Company's therapeutic systems can significantly improve clinical outcomes while reducing the cost of patient care by preventing the onset of complications, accelerating healing of existing conditions and by providing labor savings and reduced lengths of stay in more expensive care-settings.

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

Recent Developments

      The Company has experienced dramatic growth in V.A.C. related revenue since October 2000 when the Medicare Part B program initiated payments for V.A.C. home placements. In 2001, worldwide V.A.C. revenue increased 122% from the prior year to $190.0 million and now accounts for approximately 42% of total revenue. A significant portion of the V.A.C. revenue is derived from home placements which are reimbursed by both governmental (Medicare and Medicaid) and non-governmental (insurance and managed care organizations) third-party payers. The reimbursement process requires extensive documentation, which has slowed the cash receipts cycle, in the short term, relative to the rest of the business. The lengthy third-party payer cycle has also resulted in significant growth in accounts receivable during 2001.

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

      The Company is currently negotiating a further Amended and Restated Credit and Guarantee Agreement which will fund a $30 million Tranche E Term Loan. The Company believes the Tranche E Term Loan will be closed during the second quarter of 2002. Proceeds from the Tranche E Term Loan are to be used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction.

Corporate Organization

      The Company operates through two principal operating divisions: KCI USA, Inc. ("KCI USA") and KCI International, Inc. ("KCI International"). (See Note 13 of Notes to Consolidated Financial Statements.)

KCI USA

      KCI USA is focused on improving outcomes in Wound, Pulmonary, Bariatric, and Vascular patient care. KCI USA manufactures and markets a broad line of therapeutic specialty support surfaces and medical devices designed to meet the needs of patients in acute and extended care facilities, as well as patients in their homes. KCI USA has approximately 1,270 employees. Rentals and sales are generated by a sales force of approximately 430 individuals who are responsible for new accounts in addition to the management and expansion of existing accounts. KCI USA's sales representatives focus on the acute care, the extended care and home care markets.

      KCI USA has a national 24-hour, seven day-a-week customer service communications system which allows it to quickly and efficiently respond to its customers' needs. The Company distributes its specialty patient support surfaces and medical devices to approximately 2,500 acute care hospitals and 2,000 extended care facilities and supplies 1,400 home care dealer branches primarily through a network of 135 domestic service centers. KCI also delivers products to patients in the home through its service center network. Each service center has an inventory of specialty beds, overlays and medical devices which are delivered to the individual hospitals or extended care facilities on an as-needed basis.

      The KCI USA sales support staff is comprised of approximately 270 employees with medical or clinical backgrounds. The principal responsibility of approximately 170 of these clinicians is making product rounds and assisting facilities and home health agencies in developing their protocols. These clinicians educate the hospital, long-term care facility or home health agency staff on issues related to the use of the Company's products. The clinical staff makes approximately 200,000 product rounds annually. KCI USA accounted for approximately 78%, 73% and 73% of the Company's total revenue in the years ended December 31, 2001, 2000 and 1999, respectively.

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

KCI International

      During 2001, KCI International had direct operations in 14 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, South Africa, Spain and the U.S. commonwealth of Puerto Rico. In addition, KCI International serves the demands of a growing global market through relationships with approximately 50 active independent distributors in Latin America, the Middle East, Asia and Eastern Europe. KCI International accounted for approximately 22%, 27% and 27% of the Company's total revenue in the years ended December 31, 2001, 2000 and 1999, respectively.

Therapies

      The Company's therapeutic systems deliver one or more of the following therapies:

Negative Pressure Therapy For Closure Of Chronic Wounds

      The Company is the provider of a patented, non-invasive device (the "V.A.C.") which uses controlled sub-atmospheric, or negative, pressure to promote the healing of wounds such as chronic pressure sores, arterial, venous and diabetic ulcers, dehisced surgical wounds and trauma wounds. The negative pressure is applied through a proprietary foam dressing, covered with an airtight occlusive dressing, which creates a vacuum action that draws fluid out of the wound site, thereby decreasing bacterial growth, stimulating blood flow, increasing the rate of granulation tissue formation and drawing the edges of the wound together. Negative Pressure Wound Therapy has been proven to heal wounds more quickly than traditional methods and has been effective at closing chronic wounds which have, in some cases, been open for years.

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

Pressure Relief And Reduction

      The Company's pressure relief and pressure reduction surfaces provide effective skin care therapy in the treatment of pressure sores, burns, ulcers, skin grafts and other skin conditions. The Company's surfaces also help prevent the formation of pressure sores which develop in certain immobile individuals. The Company's beds and surfaces reduce the amount of pressure at any point on a patient's skin by using surfaces supported by air, silicon beads, foam or a viscous fluid. The Company's products also help to reduce shear, a major factor in the development of pressure ulcers by reducing the amount of friction between the skin surface and the surface of the bed. In addition to providing pressure relief, some of the Company's products provide a pulsing of the surface cushions known as Pulsation Therapy which helps improve blood and lymphatic flow to the skin. Some of the Company's products further promote healing and reduce nursing time by providing an automated "wound care" turn of approximately 25 degrees. This "nurse assist" feature replaces the need for nurses to manually turn and position patients.

Bariatric Care

      KCI offers a line of products which are designed to accommodate obese individuals by providing the support needed by obese patients and enabling hospital staff to care for these patients in a dignified manner. These bariatric care products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing nearly 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. The Company's most sophisticated bariatric care products can serve as a bed, chair, scale and x-ray table, and when combined with the Company's bariatric lifts, wheelchairs, walkers and commodes help patients enter and exit the bed and contain other features which permit patients to be treated safely and with dignity. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling these patients increases the risk of worker's compensation claims by health care workers. The Company's management believes that these products enable health care personnel to treat these patients in a manner which is safer for hospital personnel than traditional methods and can help reduce worker's compensation claims. Some of the bariatric products also address complications of immobility and obesity such as pressure sores and pulmonary complications.

Compression Therapy

      The Company offers a family of non-invasive devices which promote venous return through either sequential or intermittent Compression Therapy. Compression Therapy has been clinically proven to improve circulation, decrease swelling in the lower extremities and reduce the incidence of blood clots. The therapy is accomplished by wrapping an inflatable cuff around a foot, leg or arm and then automatically inflating and deflating the cuff at prescribed intervals. The products are often used by individuals who have had hip or knee surgeries or have diabetes or other conditions which reduce circulation.

Products

      The Company's "Continuum of Care" is focused on treating wound care patients, pulmonary patients, obese patients and patients with circulatory problems by providing innovative, cost effective, outcome driven therapies across multiple care settings.

Negative Pressure Therapy For Closure Of Chronic Wounds

      The Company manufactures and markets a patented, non-invasive wound device that utilizes sub-atmospheric, or negative, pressure to promote healing in traumatic and dehisced wounds and chronic wounds such as pressure, arterial, venous stasis and diabetic ulcers, flaps and skin grafts. Treatment protocols with the V.A.C. call for a proprietary foam material to be fitted and placed in or on top of a wound and covered with an airtight, occlusive dressing. The foam is attached to a vacuum pump. When activated, the vacuum pump creates sub-atmospheric, controlled pressure within the wound that draws the tissue together. This vacuum action also stimulates blood flow on the surface of the wound, reduces edema and decreases bacterial colonization, all of which help to stimulate granulation tissue formation and healing. The dressing material is replaced every 48 hours and fitted to accommodate the decreasing size of the wound over time. This is a significant improvement over the traditional method for treating wounds which requires the nursing staff to clean and dress a serious wound every 8 to 12 hours. V.A.C. Therapy is currently delivered by a battery-backed V.A.C. unit or with the Mini V.A.C., a portable, battery-powered unit designed to provide improved mobility, particularly for patients in the home.

Pressure Relief And Reduction

      The Company's pressure relief products include a variety of framed beds and overlays such as the KinAir III, KinAir MedSurg and KinAir IV (framed beds); the FluidAir Elite and FluidAir II; the First Step, First Step Plus, First Step Select, First Step Advantage and TriCell (overlays); the AtmosAir family of mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. The KinAir III, KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The First Step family of overlays is designed to provide pressure relief and help prevent and treat pressure sores. Both the TheraRest and the AtmosAir family are for-sale mattress replacement products for the prevention of pressure sores. The proprietary AtmosAir utilizes atmospheric pressure to deliver dynamic pressure relief. The RIK mattress and the RIK overlay are static, non-powered products that provide pressure relief using a patented viscous fluid and a patented anti-shear sheet.

Pulsation

      The TheraPulse I and II (framed beds) and the DynaPulse (overlay) provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulation problems.

Kinetic Therapy

      The Company's Kinetic Therapy products include the TriaDyne Proventa, ParaDyne, Roto Rest Delta and PediDyne. The TriaDyne Proventa is used primarily in acute care settings and provides patients with three distinct therapies on an air suspension surface. The TriaDyne Proventa applies Kinetic Therapy by rotating the patient up to 45 degrees on each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne Proventa also provides percussion therapy to the patient's chest to loosen mucous buildup in the lungs and pulsating therapy to promote capillary circulation. The TriaDyne Proventa is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The ParaDyne provides therapies which are similar to the TriaDyne Proventa for customers looking to manage their costs by utilizing their existing hospital bed frames. The Roto Rest Delta is a specialty bed which can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications. The Roto Rest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis.

Bariatric Care

      The Company's Bariatric products provide the proper support needed by obese patients and enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir therapy system, which can serve as a bed, cardiac chair or x-ray table. The BariAir provides low air loss pressure relief, continuous turn assist, percussion, and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh nearly 850 pounds. The Company believes that the BariAir is the most advanced product of its type available today. The BariKare bed, the most frequently used of KCI's bariatric products, provides a risk management platform for patients weighing up to 850 pounds, predominately in hospitals. In 1996, the Company introduced the First Step Select Heavy Duty overlay which, when placed on a BariKare, provides pressure-relieving therapy. The Company's AirMaxxis product provides a therapeutic bed frame for the home environment for patients weighing up to 650 pounds.

     The newest product in the KCI Continuum is the BariMaxx II. The BariMaxx II provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. KCI's bariatric beds are now combined with an EZ-lift patient transfer system and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric "Room Suite" offering.

Compression Therapy

      The PlexiPulse, PlexiPulse AC, the Pulse IC, the Pulse SC and the Extremity Pump systems are non-invasive vascular assistance devices that aid venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis ("DVT") and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot, calf or thigh with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot, calf and/or thigh and are inflated in timed increments by the pump. The intermittent or sequential inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been clinically proven to significantly decrease formation of DVT in non-ambulatory post-surgical and post-trauma patients. KCI's

Compression Therapy products are effective in preventing DVT, reducing edema and improving lower limb blood circulation.

Competition

      With respect to surface products, the Company's primary competition within the U.S. is the Hill-Rom Company, a subsidiary of Hillenbrand Industries, Inc. The Company also competes on a regional, local and market segment level with a number of smaller companies. The Company's competition in the international marketplace varies by country. KCI's primary international competitors, however, are Hill-Rom, Huntleigh and Pegasus. With respect to the V.A.C., the Company's competition consists of other treatment modalities which promote the healing of chronic wounds.

      The Company believes that the principal competitive factors within its markets are product efficacy, cost of care, clinical outcomes and service. Furthermore, the Company believes that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations ("GPOs") and their affiliates.

      The Company contracts with both proprietary hospital groups and voluntary GPOs. Proprietary groups own all of the facilities which they represent and, as a result, can ensure compliance with a national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital or skilled nursing facility organizations but cannot ensure that their members will comply with the terms of a national agreement. Approximately 36% of the Company's total revenue during 2001 was generated under national agreements with proprietary groups and voluntary GPOs in the domestic marketplace.

Market Outlook

Health Care Reform

      The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid, changed the payment system for both skilled nursing facilities ("SNFs") and home health care services from cost-based to prospective payment systems and allowed states greater flexibility in controlling Medicaid costs at the state level. Although certain increases in reimbursement have subsequently been approved, the overall effect of the BBA continues to place increased pricing pressure on the Company and its customers. In particular, the changes in the manner by which Medicare Part A reimburses SNFs has changed dramatically the manner in which the Company's SNF customers make rental and purchase decisions.

     Certain portions of the BBA were amended by the Balanced Budget Refinement Act of 1999 (the "Refinement Act") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). In essence, the Refinement Act and BIPA attempted to dampen the impact which the BBA had on the health care industry. Although there has been some payment relief under the Refinement Act and BIPA, the BBA likely will continue to adversely affect the Company's revenue from the extended care market.

      The Company also believes it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue in the future. For example, the BBA, as amended by the Refinement Act, BIPA and the Omnibus Consolidated and Emergency Supplemental Appropriations Act of 1999 ("OCESAA"), provides for the implementation of a Prospective Payment System for Medicare Home Health Services ("Home Health PPS"). Under Home Health PPS, patients treated by a home health agency under a plan of care are categorized into 80 Home Health Resource Groups ("HHRGs") and home health agencies will receive a specified payment for each 60-day episode of care which will vary depending upon the patient's HHRG. The payments to be made under Home Health PPS are subject to a variety of adjustments. Home Health PPS was implemented on October 1, 2000. Payment for durable medical equipment ("DME") is excluded from the Home Health PPS payment rates. The Company does not believe that the implementation of Home Health PPS will have a material impact on the Company's business.

      The Centers for Medicare and Medicaid Services ("CMS", formerly the Health Care Financing Administration) has reviewed the policies under which reimbursement is provided for therapeutic surfaces in the home care environment. Although CMS's focus appears to be products which represent a very small portion of the Company's business, there can be no assurance that the changes which CMS made to the manner in which it covers and pays for therapeutic surfaces in the home care market will not have a negative effect on the Company's business in that market. In essence, the new coverage policy requires a conservative course of treatment before utilizing therapeutic surfaces in the home care environment.

Consolidation Of Purchasing Entities

      The many health care reform initiatives in the United States have caused health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of the Company's customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service and distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the re-negotiation of contracts and in the granting of price concessions. Finally, as GPOs and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement Of Health Care Costs

      The Company's products are rented and sold principally to hospitals, skilled nursing facilities ("SNFs") and home medical equipment ("HME") suppliers who receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. The Company also acts as a DME Supplier under the Medicare program and in this capacity furnishes its products directly to customers and bills payers. The demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payers in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payers' recognized categories of covered items and services.

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the six years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables (canisters and dressings) in the home care setting. Since that time, the Company has experienced dramatic growth in V.A.C. related revenue. V.A.C. revenue in 2001 of $190 million increased 122% from the prior year and now accounts for approximately 42% of total revenue. A significant portion of the V.A.C. revenue is derived from home placements which are reimbursed by both governmental (Medicare and Medicaid) and non-governmental (insurance and managed care organizations) third-party payers. The reimbursement process requires extensive documentation, which has slowed the cash receipts cycle in the short term relative to the rest of the business. The lengthy third-party payer cycle has also resulted in significant growth in accounts receivable during 2001.

      In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or results of operations could result.

Fraud And Abuse Laws

      The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of the Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched several enforcement initiatives which specifically target the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

      Obesity is increasingly being recognized as a serious medical complication. In 2000, approximately 1,020,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and thus are at risk for circulatory problems and skin breakdown. Treating obese patients is also a significant staffing issue for many health care facilities and a cause of worker's compensation claims among health care workers.

Research and Development

      The focus of the Company's research and development program has been to develop new products, particularly for use in the care of wounds, for prevention and treatment of pulmonary, circulatory and skin disorders, for the specialized care of bariatric patients and to make technological improvements to existing product lines. In 2001, the Company introduced a number of new products including the BariMaxx II, KinAir III upgrade (the KinAir MedSurg), the BariKare, as well as various other product upgrades and improvements. Expenditures for research and development represented approximately 3%, 2% and 3% of the Company's total operating expenditures in each of the years ended December 31, 2001, 2000 and 1999, respectively. The Company intends to continue its research and development efforts in all of its core care settings while also looking for breakthrough development prospects in other settings as well.

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

Patents and Trademarks

      The Company seeks patent protection in the United States and abroad. As of December 31, 2001, the Company had 80 issued U.S. patents relating to its existing and prospective lines of therapeutic medical devices. The Company also has 85 pending U.S. Patent applications. Many of the Company's specialized beds, products and services are offered under proprietary trademarks and service marks. The Company has 49 registered trademarks and service marks in the United States Patent and Trademark Office.

Employees

      As of March 1, 2002, the Company had approximately 2,900 employees. The Company's employees are not represented by labor unions and the Company considers its employee relations to be good.

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

Fraud And Abuse Laws

      The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of the Company products. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with the ordering or recommending purchase or rental, of health care items and services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of), any item or service for which payment may be made by a federal health care program or certain federally-funded state health care programs (e.g., Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in severe sanctions, including criminal, and/or civil fines, imprisonment and exclusion from participation in federal or state health programs such as Medicare, Medicaid and TRICARE. These provisions have been broadly interpreted to apply to certain relationships between manufacturers and suppliers, such as the Company, and hospitals, SNFs and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

      The OIG has taken certain actions which suggest that arrangements between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal anti-kickback statute. Furthermore, the OIG Work Plan for 2002 focused on arrangements between durable medical equipment manufacturers and/or suppliers. These initiatives create an environment in which there will continue to be significant scrutiny for compliance with federal and state fraud and abuse laws.

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

      The Company is also subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions have increased significantly in recent years. Healthcare companies must defend such actions, which may result in payment of fines or exclusion from the Medicare and/or the Medicaid programs as the result of an investigation arising out of the action.

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

Reimbursement

      The Company's products are rented and sold principally to hospitals, extended care facilities and Home Medical Equipment ("HME") providers (also referred to as DME providers) who receive reimbursement for the products and services they provide from various public and private third-party payers, including the Medicare and Medicaid programs and private insurance plans. In the case of the V.A.C. and certain other cases, the Company also directly bills third-party payers, including Medicare and Medicaid, and receives reimbursement from these payers. Medicare beneficiaries are generally responsible for deductible and coinsurance payments. As a result, demand and payment for the Company's products is dependent in part on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of the Company's products varies based upon the type of payer involved and the setting in which the product is furnished and utilized by patients.

Medicare

      Medicare is a federally-funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of three parts: Part A, Part B and Part C. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplemental medical insurance) covers various services, including those services provided on an outpatient basis. Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare+Choice", offers beneficiaries a choice of various types of health care plans, including several managed care options. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting.

      The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. The BBA of 1997, the Refinement Act and BIPA have significantly impacted Medicare reimbursement for the Company's products. Most of the Company's products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

      With the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system ("PPS"), acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group ("DRG") into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs. In addition, pursuant to regulations issued in 1991, and subject to a ten-year transition period, the capital costs of acute care hospitals (such as the cost of purchasing or renting the Company's specialty beds) are also reimbursed by Medicare pursuant to prospective payment amount, which is made in addition to the DRG payment amount. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS payments are based on predetermined rates, and are often less than a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

      The principal manner in which the BBA affects Medicare Part A in the acute care setting is that it has reduced the annual DRG payment updates to be paid over the next five years. In addition, the BBA authorized CMS to enact regulations which are designed to restrain certain hospital reimbursement activities which are perceived to be abusive or fraudulent. BIPA offered some relief by revising acute care hospital payments for 2001, including the full Market Basket Index (with various adjustments).

      Certain specialty hospitals (e.g., long-term care and children's hospitals) also use the Company's products. Such specialty hospitals currently are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may receive additional Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products. A final rule for rehabilitation hospital PPS became effective on January 1, 2002. In addition, BIPA mandated that PPS for long term care hospitals be implemented by October 1, 2002. Long-term care hospitals will transition to PPS on October 1, 2002. On March 22, 2002, CMS published proposed regulations for long term care hospital PPS. It is expected that a final rule for long term care hospital PPS will be published before October 1, 2002. The Company cannot predict the impact of the rehabilitation hospital PPS or the long-term care hospital PPS on the Company or the health care industry.

Skilled Nursing Facility Setting

      Skilled nursing facilities ("SNFs") which purchase or rent the Company's products have traditionally been reimbursed directly under Medicare Part A for some portion of their incurred costs. On July 1, 1998, the manner in which SNFs were reimbursed under Medicare Part A changed dramatically. On that date, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system. The new payment system is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay and ancillary services. The daily payments made to the SNFs during a transition period are based upon a blend of their actual costs from 1995 and a national average cost from 1995 (which is subject to local wage-based adjustments). Initially, 75% of a SNFs per diem was based on its costs and 25% of the per diem was based on national average cost. At the end of the four-year phase-in period, all daily payments will be based on the national average cost. Although the Refinement Act and BIPA increased the payments for certain RUGs categories, certain provisions of the Refinement Act and BIPA that are responsible for these payment increases are expected to expire on September 30, 2002. Because the RUGs system provides SNFs with fixed daily cost reimbursement SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs. The Company's revenue from SNF customers dropped sharply in 1999 due to the implementation of the RUGs system.

Home Setting

      The Company's products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of the Company's products, including air fluidized beds, air-powered floatation beds, alternating pressure air mattresses and the V.A.C. wound closure system are reimbursed in the home setting under the DME category known as "Capped Rental Items". Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed fifteen months) equal to 80% of the established allowable charge for the item. The BBA, as amended by the Refinement Act, BIPA and OCESAA, provided for the implementation of Home Health PPS beginning October 1, 2000. Under Home Health PPS, most of the services which a Medicare patient receives under a plan of care will be covered by a single payment received by the home health agency for each 60-day episode of care. After a physician prescribes a home health plan of care, the home health agency assesses the patient's condition and likely skilled nursing care, therapy, and certain other service needs, at the beginning of each episode of care. Home Health Resource Groups ("HHRGs") are used to classify patients for purposes of determining payment rates. In sum, the amount of the payment will depend upon the HHRG category of the patient and is subject to a variety of adjustments. Durable medical equipment, such as the Company's therapeutic surfaces and medical devices, are excluded from Home Health PPS. However, certain supplies currently provided by the Company in a home care environment could be subject to Home Health PPS. The Company does not believe that Home Health PPS will have a material impact on its business.

      Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and its related disposables. Medicare pays a monthly rental fee (for a period not to exceed four months with certain exceptions) equal to 80% of the established allowable charge for this item and the patient (or their insurance carrier) is responsible for the remaining 20%. The V.A.C. (including V.A.C. canisters and dressings) is payable under the DME benefit under Medicare Part B.

Medicaid

      The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing facilities nationwide. The Company sells or rents its products to nursing facilities for use in furnishing care to Medicaid recipients. The nursing facilities or the Company may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each states budget restraints.

Private Payers

      Many third-party private payers, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase and rental of the Company's products. The scope of coverage and payment policies varies among third-party private payers. Furthermore, many such payers are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.

      The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for the Company's products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.

Risk Factors

Substantial Leverage And Ability To Service Debt

      The Company has significant indebtedness as a result of a recapitalization which was completed in the fourth quarter of 1997 (the "Recapitalization"). The stockholders' deficiency is a result of the Recapitalization. The degree to which the Company is leveraged could have important consequences to stakeholders including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's future ability to obtain additional debt financing for working capital, capital expenditures or acquisitions may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in the industry and general economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financing flexibility than the Company. The Company currently anticipates that its operating cash flow, together with borrowings under the Senior Credit Facilities, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, if the Company is unable to service its indebtedness, it will be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

Restrictions Imposed By Terms Of The Company's Indebtedness

      The Company's credit agreements restrict, among other things, the Company's ability to: incur additional indebtedness; incur liens; pay dividends or make certain other restricted payments; consummate certain asset sales; enter into certain transactions with affiliates; incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to the Notes; impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to the Company; merge or consolidate with any other person; or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In addition, the senior credit agreement contains other and more restrictive covenants and prohibits the Company from prepaying certain of its indebtedness (including the Notes). The senior credit agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the senior credit agreement and/or the Indenture. Upon the occurrence of an event of default under the senior credit agreement, the lenders could elect to declare all amounts outstanding under the senior credit agreement, together with accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under the senior credit facilities were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full the indebtedness thereunder and the other indebtedness of the Company, including the Notes.

Competition

      The Company faces substantial competition from other companies which manufacture or market specialty beds, mattress overlays, mattress replacement systems or medical devices. The Company's principal competitor has financial and other resources substantially in excess of those available to the Company. Competitive pressures include increased price competition and the potential introduction of new products by the Company's competitors, which could have a material adverse effect on the Company's business, financial condition or results of operations. (See "Business -- Competition".)

Uncertainty Of Health Care Reform

      There are widespread efforts to control health care costs in the United States and abroad. As an example, the Balanced Budget Act of 1997 (the "BBA") significantly reduced federal spending on Medicare and Medicaid by reducing annual payment updates to acute care hospitals, changing payment systems for both skilled nursing facilities and home health care services from cost-based to prospective payment systems, eliminating annual payment updates for durable medical equipment ("DME"), and allowing states greater flexibility in controlling Medicaid costs at the state level. The Company also believes it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue in the future. There can be no assurance that current or future initiatives will not have a material adverse effect on the Company's business, financial conditions or results of operations. (See "Business -- Market Outlook" and "Business -- Reimbursement".)

Reimbursement Of Health Care Costs

      The Company's products are rented and sold principally to hospitals, skilled nursing facilities and DME suppliers who receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. The company also acts as a Durable Medical Equipment Supplier under 42 U.S.C. 1395 et seq. and as such furnishes its products directly to customers and bills payers. As a result, the demand for the Company's products in any specific care setting is dependent in part on the reimbursement policies of the various payers in that setting. In order to be reimbursed, the products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payer's list of covered services. In light of increased controls on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or operations will likely result. (See "Business -- Reimbursement".)

Fraud And Abuse Laws

      The Company is subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of Company products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services has launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although the Company believes its business arrangements comply with federal and state fraud and abuse laws, there can be no assurance that the Company's practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on the Company's business, financial condition or results of operations. (See "Business -- Government Regulation -- Fraud and Abuse Laws".)

Product Liability

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. Although the Company has not experienced any significant losses due to product liability claims and currently maintains umbrella liability insurance coverage, there can be no assurance that the amount or scope of the coverage maintained by the Company will be adequate to protect it in the event a significant product liability claim is successfully asserted against the Company. (See "Item 3 -- Legal Proceedings".)

Government Regulation

      The Company's products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration (the "FDA") and corresponding state and foreign regulatory agencies. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for medical devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any product manufactured or distributed by the Company.

      The Company is also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or potentially hazardous substances. The Company owns and leases properties which are subject to environmental laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 2.     PROPERTIES

      The Company's corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas which was purchased by the Company in January 1992. The Company utilizes approximately 135,000 square feet of the building with the remaining space being leased to unrelated entities. In June 1997, the Company also acquired a 2.8 acre tract of land adjacent to its corporate headquarters. There are three buildings on the land which contain an aggregate of approximately 40,000 square feet that are used for general corporate purposes. In January 2002, the Company entered into a 66-month lease for 59,000 square feet of office space, with conditional options on an additional 30,000 square feet. The Company relocated its customer service center to this facility in the first quarter of 2002.

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

      The Company leases approximately 135 domestic distribution centers, including each of its five regional headquarters, which range in size from 1,500 to 18,000 square feet. The Company also leases two small manufacturing plants in the United Kingdom and Ireland which are approximately 18,000 square feet and 3,000 square feet, respectively.

ITEM 3.     LEGAL PROCEEDINGS

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay is in effect with respect to all patent claims in this case. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is substantially complete and the trial has been scheduled for August 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

      On January 7, 1998, Mondomed N.V. filed an opposition in the European Patent Office (the "Opposition") to a European patent covering the V.A.C. owned by Wake Forest University and licensed by the Company. They were joined in this Opposition by Paul Hartmann A.G. on December 16, 1998. On February 13, 2002, the Opposition Division of the European Patent Office issued a non-binding Preliminary Opinion in favor of the Company. The parties are permitted to respond to the Preliminary Opinion and a hearing will be held prior to the issuance of a Final Opinion. Although it is not possible to reliably predict the outcome of the Opposition, the Company believes that the Opposition is without merit.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      The Company's common stock ("Common Stock") is not currently traded on a public market. The Common Stock previously traded on The NASDAQ Stock Market under the symbol: KNCI until November 19, 1997, when the Company de-listed its common stock. As of March 6, 2002, there were 16 holders of record of the Company's Common Stock.

      No dividends were declared in 2001 or 2000. The Company's credit agreements contain certain covenants which currently restrict the Company's ability to declare and pay cash dividends. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.)

ITEM 6.     SELECTED FINANCIAL DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999	1998	1997
Consolidated Statements of
Earnings (Loss) Data:
Revenue:
Rental and service	$ 361,634	$ 274,331	$ 245,983	$ 258,482	$ 247,890
Sales and other	94,313	77,701	74,249	71,463	58,231
	________	________	________	________	________
Total revenue	455,947	352,032	320,232	329,945	306,121

Rental expenses	220,485	176,392	167,397	166,629	157,644
Cost of goods sold	32,952	29,645	29,811	26,219	21,071
	________	________	________	________	________
	253,437	206,037	197,208	192,848	178,715
	________	________	________	________	________
Gross profit	202,510	145,995	123,024	137,097	127,406

Selling, general and administrative
expenses	114,828	80,294	75,208	69,537	62,996
Recapitalization expense (1)	-	-	-	-	34,361
	________	________	________	________	________
Operating earnings	87,682	65,701	47,816	67,560	30,049

Interest income	280	897	348	616	2,263
Interest expense	(45,116)	(48,635)	(46,502)	(48,594)	(10,173)
Foreign currency gain (loss)	(1,638)	(2,358)	(1,356)	20	(1,106)
	________	________	________	________	________
Earnings before income taxes
and minority interest	41,208	15,605	306	19,602	21,033
Income taxes	17,307	6,476	620	7,851	8,403
	________	________	________	________	________
Earnings (loss) before minority
interest	23,901	9,129	(314)	11,751	12,630

Minority interest in subsidiary loss (gain)	-	-	-	25	(25)
	________	________	________	________	________
Net earnings (loss)	$ 23,901	$ 9,129	$ (314)	$ 11,776	$ 12,605
	_____	_____	_____	_____	_____
Earnings (loss) per common
share (1) (2)	$ 0.34	$ 0.13	$ -	$ 0.17	$ 0.08
	_____	_____	_____	_____	_____
Earnings (loss) per common share
- assuming dilution (1) (2)	$ 0.32	$ 0.12	$ -	$ 0.16	$ 0.08
	_____	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares) (2)	70,917	70,915	70,915	70,873	154,364
	_____	_____	_____	_____	_____
Diluted (weighted average
outstanding shares) (2)	73,996	73,219	73,254	73,233	159,640
	_____	_____	_____	_____	_____

Year Ended December 31,
	2001	2000	1999	1998	1997

Cash flow provided by operations	$ 29,895	$ 40,151	$ 36,767	$ 43,885	$ 10,704
Cash flow used by investing	$ (48,325)	$ (32,012)	$ (20,083)	$ (42,478)	$ (68,116)
Cash flow provided (used) by financing	$ 16,829	$ (12,715)	$ (12,871)	$ (59,106)	$ 61,944

Cash dividends paid to common
shareholders	$ -	$ -	$ -	$ -	$ 6,388

Cash dividends per share paid to
common shareholders (2)	$ -	$ -	$ -	$ -	$ 0.028

Consolidated Balance Sheet Data:

Working capital	$ 100,335	$ 40,411	$ 62,482	$ 76,593	$ 96,365

Total assets	$ 343,193	$ 288,091	$ 283,261	$ 306,117	$ 351,151

Long-term obligations - noncurrent	$ 503,875	$ 453,898	$ 485,600	$ 506,572	$ 529,901

Shareholders' deficit	$(236,325)	$(257,953)	$(264,735)	$(261,588)	$(275,698)

(1)      See Note 2 of Notes to Consolidated Financial Statements for information on the Company's recapitalization.

(2)      During the third quarter of 1998, the Company declared a four-for-one stock split on the outstanding shares of the common stock of the Company, par value $0.001 per share, payable to the holders of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all outstanding common shares of the Company.

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

      Since 1997, the federal government has enacted several new healthcare reimbursement acts including the Balanced Budget Act, the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act ("BIPA"). The general effect of this legislation has been to control federal health care expenditures. As a result, many health care providers and payers have reexamined their cost structures and the manner in which they provide or cover healthcare services. Also, in light of increased controls on Medicare spending, there can be no assurance of the outcome of future coverage or payment decisions for any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or results of operations could result.

      The Company has experienced significant revenue growth following the October 1, 2000 implementation of Medicare Part B reimbursement codes, coverage criteria and allowable rates for the V.A.C. and V.A.C. disposables (canisters and dressings) in the home care setting. In 2001, V.A.C.- related rentals and sales accounted for approximately 42% of the Company's total revenue for the year. At this time, Medicare Part B provides adequate coverage and payment for the use of the V.A.C. in the home. However, the coverage policies issued by the four regional DMERCs are complex and require extensive documentation. As a result, billing Medicare Part B has been more difficult than billing other payers. In addition, the implementation of Part B coverage was also partially responsible for a dramatic increase in the Company's managed care business. Each managed care organization ("MCOs") has different coverage and payment policies and, as a result, MCOs have been more difficult to bill and collect from relative to institutional payers. The Company has adopted a number of policies and procedures during 2001 to address its billing and collection issues and believes that its actions will improve its ability to collect from Medicare and managed care organizations. There can be no assurance of the outcome of future coverage or payment decisions with respect to the V.A.C. or any of the Company's products by governmental or private payers. If providers, suppliers and other users of the Company's products and services are unable to obtain sufficient reimbursement for the provision of KCI products, a material adverse impact on the Company's business, financial condition or results of operations could result.

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

Results Of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	Pct
Revenue:
Rental and service	79%	78%	$ 87,303	32%
Sales and other	21	22	16,612	21
	______	______	_______
Total revenue	100	100	103,915	30

Rental expenses	49	50	44,093	25
Cost of goods sold	7	8	3,307	11
	______	______	_______
Gross profit	44	42	56,515	39
Selling, general and administrative
expenses	25	23	34,534	43
	______	______	_______
Operating earnings	19	19	21,981	33

Interest income	-	-	(617)	(69)
Interest expense	(10)	(14)	3,519	7
Foreign currency gain (loss)	-	(1)	720	31
	______	______	_______
Earnings before income taxes	9	4	25,603	164
Income taxes	4	1	10,831	167
	______	______	_______
Net earnings	5%	3%	$ 14,772	162%
	____	____	____

      Due to improvements in financial systems and processes, the Company began reporting international results on a current-month basis effective December 2000. Historically, the Company had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment (the "international 13th month") which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, the results reported herein include the international 13th month for fiscal 2000. Certain reclassifications of amounts related to prior years have been made to conform with the 2001 presentation.

      The Company's revenue is divided between two primary operating segments, KCI USA and KCI International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year Ended December 31,		Variance Increase
	2001	2000	Percent

USA
V.A.C.	$ 166,242	$ 69,980	138%
Surfaces / Other	187,881	186,602	1
	_______	_______
Subtotal	$ 354,123	$ 256,582	38

International
V.A.C.	$ 23,759	$ 15,766	51
Surfaces / Other	78,065	79,684	(2)
	_______	_______
Subtotal	$ 101,824	$ 95,450	7
	_______	_______
Total Revenue	$ 455,947	$ 352,032	30%
	_____	_____

Total Revenue:  Total revenue in 2001 was $455.9 million, an increase of $103.9 million, or 29.5%, from the prior year due to increased demand for the V.A.C. wound healing device. Rental revenue of $361.6 million increased $87.3 million, or 31.8%, from 2000 while sales revenue of $94.3 million increased $16.6 million, or 21.4%, compared to the prior year. Excluding the international 13th month, total revenue increased $111.9 million, or 32.5%, from $344.1 million in 2000.

      Total domestic revenue for 2001 was $354.1 million, up $97.5 million, or 38.0%, from the prior year due primarily to increased wound healing device revenue. Domestic rental revenue of $291.1 million increased $81.9 million, or 39.2%, due primarily to increased usage of the V.A.C. Domestic surface volumes for the year were up in both the acute and extended care settings which were substantially offset by lower home care surface rentals. Improved product mix, including increased demand for pulmonary and bariatric products, resulted in higher average surface rental prices during 2001.

      Domestic sales revenue was $63.0 million for 2001, an increase of $15.6 million, or 32.9%, from the prior year. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products. The V.A.C. growth resulted from higher unit demand due to the approval of Medicare reimbursement of the V.A.C. in the home setting.

      Revenue from the Company's international operating unit increased $6.4 million, or 6.7%, net of foreign currency exchange rate fluctuations, to $101.8 million in 2001. The international revenue increase reflects higher patient surface rental units in a majority of the international division's markets and growth in the V.A.C. product lines, partially offset by unfavorable currency exchange fluctuations. Growth in rental volume for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand, offset by unfavorable currency exchange fluctuations and decreases in surface sales of approximately 13.2%. Excluding the international 13th period, total international revenue increased approximately $14.4 million, or 16.4%; rental revenue increased approximately $10.8 million, or 18.0%, and sales revenue increased $3.6 million, or 12.9%. On a comparable, constant exchange basis and excluding the international 13th month, total international revenue increased $19.9 million, or 26.1%, rental revenue increased $14.4 million, or 27.6%, and sales revenue increased approximately $5.5 million, or 22.9%.

      Worldwide V.A.C. revenue for 2001 was $190.0 million, an increase of $104.3 million, or 121.6%, from the prior year. Domestic V.A.C. revenue of $166.2 million increased $96.3 million, or 137.6%, in the current year while international V.A.C. revenue of $23.8 million grew $8.0 million, or 50.7%, compared to the prior year. Excluding the international 13th period, international V.A.C. revenue would have been $23.8 million, up $9.5 million, or 66.6% from a year ago.

      Total revenue, net of V.A.C., for 2001 was stable compared to the prior year at $265.9 million. Domestic non-V.A.C. revenue of $187.9 million was up $1.3 million compared to 2000. International non-V.A.C. revenue of approximately $78.0 million was down $1.6 million, or 2.0%, due primarily to lower home care sales in the German market and unfavorable currency exchange rate variances.

Rental Expenses:  Field expenses of $220.5 million increased $44.1 million, or 25.0%, from $176.4 million in the prior year. The field expense increase was due primarily to increased labor, marketing, parts, disposables, travel and product licensing expenses associated with the growth in device revenue which were partially offset by currency fluctuations. Field expenses for 2001 represented 61.0% of total rental revenue compared to 64.3% in 2000. This relative decrease is attributable to the increase in rental revenue combined with a relatively fixed cost structure. Excluding the international 13th month, field expenses would have increased $48.7 million, or 28.4%, from $171.7 million in 2000.

Cost of Goods Sold:  Cost of goods sold of $33.0 million in 2001 increased approximately $3.4 million, or 11.2%, from $29.6 million in the prior year due to higher sales volumes. Sales margins increased to 65.1% in 2001 as compared to 61.8% in the prior year due to improved product mix and favorable manufacturing variances. On a comparable basis, excluding the international 13th month for 2000, cost of goods sold increased $4.4 million, or 15.6%.

Gross Profit:  Gross profit increased $56.5 million, or 38.7%, to $202.5 million in 2001 from $146.0 million in 2000 due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. On a comparable basis, excluding the international 13th month, gross profit increased $58.7 million, or 40.8%, from the prior year. Gross profit margin in 2001, on a comparable basis, was 44.4%, up from 41.8% in 2000.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $34.5 million, or 43.0%, to $114.8 million in 2001 from $80.3 million in 2000. This increase was due primarily to higher labor costs, claims billings costs and consulting associated with the increased usage of the V.A.C. product line. In addition, incentive compensation, engineering, depreciation, research and development expenses and provisions for bad debts and insurance expense were higher in the current year when compared to 2000. On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 25.2% in 2001 compared to 23.0% in 2000. Excluding the international 13th month for 2000, selling, general and administrative expenses increased $35.6 million, or 45.0%, from the prior year.

Operating Earnings:  Operating earnings for the year 2001 increased $22.0 million, or 33.5%, to $87.7 million compared to $65.7 million in 2000. On a comparable basis, operating earnings increased $23.0 million, or 35.7%, from the prior year. The increase in operating earnings was directly attributable to the increase in rental revenue, largely offset by higher operating costs and expenses.

Interest Expense:  Interest expense in 2001 was $45.1 million compared to $48.6 million in 2000. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities obtained through fixed-rate interest contracts. (See Note 14 of Notes to Consolidated Financial Statements.)

Net Earnings:  Net earnings in 2001 increased approximately $14.8 million, or 161.8%, from the prior year to $23.9 million due to the increase in operating earnings discussed previously. On a comparable basis, excluding the international 13th month for 2000, net earnings increased $15.5 million, or 185.7%. Effective income tax rates for 2001 and 2000 were 42.0% and 41.5%, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2000	1999	$	Pct
Revenue:
Rental and service	78%	77%	$ 28,348	12%
Sales and other	22	23	3,452	5
	______	______	_______
Total revenue	100	100	31,800	10

Rental expenses	50	52	8,995	5
Cost of goods sold	8	10	(166)	(1)
	______	______	_______
Gross profit	42	38	22,971	19
Selling, general and administrative
expenses	23	23	5,086	7
	______	______	_______
Operating earnings	19	15	17,885	37

Interest income	-	-	549	158
Interest expense	(14)	(15)	(2,133)	(5)
Foreign currency gain (loss)	(1)	-	(1,002)	(74)
	______	______	_______
Earnings before income
taxes	4	-	15,299	nm
Income taxes	1	-	5,856	nm
	______	______	_______
Net earnings (loss)	3%	-%	$ 9,443	nm
	____	____	____

      As discussed in the preceding section, due to improvements in financial systems and processes, the Company began reporting international results on a current-month basis effective December 2000.

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year Ended December 31,		Variance Increase
	2000	1999	Percent

USA
V.A.C.	$ 69,980	$ 37,157	88%
Surfaces / Other	186,602	198,098	(6)
	_______	_______
Subtotal	$ 256,582	$ 235,255	9

International
V.A.C.	$ 15,766	$ 10,372	52
Surfaces / Other	79,684	74,605	7
	_______	_______
Subtotal	$ 95,450	$ 84,977	12
	_______	_______
Total Revenue	$ 352,032	$ 320,232	10%
	_____	_____

Total Revenue:  Total revenue in 2000 was $352.0 million, an increase of $31.8 million, or 9.9%, from the prior year. Excluding the international 13th month, total revenue would have been $344.1 million, an increase of $23.9 million, or 7.4%, from 1999 due to increased demand for the V.A.C. wound healing device. Rental revenue of $274.3 million increased $28.3 million, or 11.5%, from 1999 while sales revenue of $77.7 million increased approximately $3.5 million, or 4.6%, compared to the prior year.

      Total domestic revenue was $256.6 million, up $21.3 million, or 9.1%, from the prior year. This increase was due primarily to increased wound healing revenue partially offset by lower surfaces revenue in the home care market and lower revenue from vascular compression devices. Surface rentals in the extended market segment were up slightly year-to-year. Domestic rental revenue of $209.2 million increased $20.1 million, or 10.6%, due primarily to increased usage of the V.A.C. Domestic sales revenue was $47.4 million for 2000, an increase of approximately $1.2 million, or 2.6% from the prior year. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products and home care surfaces. The V.A.C. growth resulted from higher unit demand, particularly in the fourth quarter, due to CMS's approval of Medicare reimbursement of the V.A.C. in the home setting. Lower surface rental volumes for the year were somewhat offset by improved product mix, resulting in higher average prices.

      Revenue from the Company's international operating unit increased $10.5 million, net of foreign currency exchange rate fluctuations, to approximately $95.4 million in 2000. On a comparable basis, excluding the international 13th month, international revenue increased $2.5 million to $87.5 million in 2000. The international revenue increase reflects higher patient surface rental days in a majority of the Company's markets and growth in the wound care surface and V.A.C. product lines, substantially offset by unfavorable currency exchange fluctuations. International rental revenue for 2000, excluding the international 13th month, would have been $59.8 million, up $2.9 million, or 5.0%, from the prior year. Growth in rental volume for the period was somewhat offset by lower overall prices. Sales revenue, excluding the international 13th month, would have been $27.7 million for 2000, down approximately $340,000, or 1.2%, from the prior year due primarily to unfavorable currency exchange fluctuations. On a local currency basis, excluding the international 13th month, total revenue increased $12.6 million, or 13.9%, compared to the prior year. Comparable rental revenue, on a local currency basis, increased $10.0 million, or 16.5%, compared to the prior period, while sales revenue increased $2.6 million, or 8.5%.

      Total revenue, net of V.A.C., for 2000 was $266.3 million, down $6.5 million, or 2.4% compared with the prior year. Domestic non-V.A.C. revenue of $186.6 million was down $11.5 million, or 5.8%, compared to 1999 due primarily to lower volumes and pricing within the home care market segment and decreased volumes of vascular compression devices. International non-V.A.C. revenue of $79.7 million was up $5.0 million, or 6.7%, due primarily to lower home care sales in the German market and unfavorable currency exchange rate variances.

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

Rental Expenses:  Field expenses of $176.4 million increased $9.0 million, or 5.4%, from the prior year. Excluding the international 13th month, field expenses would have been $171.7 million, up $4.3 million, or 2.6%, from 1999. The field expense increase was due primarily to increased labor, travel and product licensing expenses which were partially offset by currency fluctuations. Field expenses for 2000 represented 64.3% of total rental revenue compared to 68.1% in 1999. This relative decrease is attributable to the increase in rental revenue.

Cost of Goods Sold:  Cost of goods sold of $29.6 million in 2000 decreased $166,000, or 0.6%, from the prior year. Sales margins increased to 61.8% in 2000 as compared to 59.8% in the prior year. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, cost of goods sold increased approximately $564,000, or 2.0%.

Gross Profit:  Gross profit increased $23.0 million, or 18.7%, to $146.0 million in 2000 from $123.0 million in 1999 due primarily to the year-to-year increase in rental revenue. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, gross profit increased $18.9 million, or 15.2%, from the prior year. On a comparable basis, gross profit margin in 2000 was 41.8%, up from 39.0% in 1999.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $5.1 million, or 6.8%, to $80.3 million in 2000 from $75.2 million in 1999. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, selling, general and administrative expenses increased $11.1 million, or 16.3%, from the prior year. This increase was due primarily to higher labor, travel, and incentive compensation associated with the V.A.C. product line. In addition, depreciation expenses and provisions for bad debts and insurance expense were higher in the current year when compared to 1999. On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 23.0% in 2000 compared to 21.3% in 1999.

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

Net Earnings (loss):  Net earnings in 2000 increased approximately $9.4 million from the prior year to $9.1 million due to the increase in operating earnings discussed previously. On a comparable basis, excluding the international 13th month for 2000 and certain non-recurring expense adjustments recorded in 1999, net earnings increased $2.9 million, or 53.0%. Excluding the 1999 non-recurring adjustments, effective income tax rates for 2000 and 1999 were 41.5% and 41.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during 2001 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at December 31, 2001 increased $30.4 million, or 33.4%, to $121.4 million as compared to $91.0 million at December 31, 2000. This increase is due primarily to higher overall revenue and an increase in V.A.C.-related receivables from third-party payers including Medicare and MCO's as a majority of V.A.C. placements in the home setting are reimbursed by third-party payers. Net accounts receivable from third-party payers, including governmental and non-governmental entities increased $43.7 million, or 113.7%, compared to the prior year end. Of this increase, approximately $34.6 million, or 112.8%, represented billed but unpaid items. The remainder of the increase, or $9.1 million, was comprised of therapy days not yet billed pending receipt of required paperwork e.g., initial statement of ordering physician, assignment of benefits, and proof of delivery documents. Net accounts receivable from domestic acute and extended care facilities were $49.6 million at December 31, 2001, up approximately $700,000, or 1.4%, from the prior year end. For additional information, see "Critical Accounting Policies".

      Inventories at December 31, 2001 increased $16.5 million, or 69.7%, to $40.2 million as compared to $23.7 million at December 31, 2000. This increase is due primarily to an increase in raw materials and disposable supplies associated with the V.A.C. product line as a result of increased product demand and product-line extensions.

      Net property, plant and equipment at December 31, 2001 increased $14.2 million, or 18.7%, to $90.0 million as compared to $75.8 million at December 31, 2000. This increase was due primarily to net capital expenditures of $44.0 million, comprised mainly of rental assets, made during 2001, partially offset by depreciation expense.

      At December 31, 2001, goodwill, net of accumulated amortization, was $45.0 million, or 13.1% of total assets, compared to a prior year balance of $48.6 million, or 16.9% of total assets. For additional information, see "Critical Accounting Policies".

      Other assets increased $2.5 million, or 9.8%, to $28.6 million at December 31, 2001. Other assets consist principally of patents, trademarks, long-term investments and the estimated residual value of assets subject to non-recourse leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

      Accounts payable at December 31, 2001 increased $2.1 million, or 33.6%, to $8.4 million as compared to $6.3 million at December 31, 2000. This increase was due primarily to increased capital purchases in response to increased demand for the V.A.C.

      Accrued expenses at December 31, 2001 increased $7.3 million, or 17.8%, to $48.1 million compared to December 31, 2000. This increase was primarily due to increased licensing fees associated with the V.A.C. and higher incentive compensation accruals.

      As of December 31, 2001, a liability of $2.5 million related to a derivative financial instrument was recorded as a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities. (See Notes 9 and 14 of Notes to Consolidated Financial Statements.)

      Income taxes payable at December 31, 2001 of $8.8 million increased $4.5 million, compared to $4.3 million at December 31, 2000. This increase was due primarily to the realization of certain deferred tax liabilities combined with higher pre-tax earnings.

      Long-term debt obligations, including current maturities, increased $17.9 million to $506.6 million as of December 31, 2001 as a result of the senior credit refinancing which was completed during the second quarter of 2001 and the associated reduction of near term debt amortization payments.

      The Company has not used any off-balance sheet arrangements other than the investments in non-recourse leveraged leases and its debt agreements contain no credit rating triggers. (See Note 10 of Notes to Consolidated Financial Statements.)

Income Taxes

      The provision for deferred income taxes is based on the asset and liability method and represents the change in the deferred income tax accounts during the year. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At the end of 2001, the net impact of these timing issues resulted in a net deferred tax liability comprised of deferred tax liabilities totaling $26.8 million offset by deferred tax assets totaling $22.4 million. The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

Legal Proceedings

      A description of the Company's legal proceedings is set forth under the caption "Item 3. Legal Proceedings".

Liquidity And Capital Resources

General

      The Company's principal capital requirements consist of capital expenditures, primarily for rental assets and systems infrastructure, debt service requirements and working capital. The working capital is required principally to finance accounts receivable and inventory. The Company's working capital requirements vary from period to period depending on production volumes, the timing of shipments and the payment cycles of various customers and payers.

Sources of Capital

      During the next twelve months, the Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. In addition, to provide additional liquidity in this period of significant growth, the Company is currently negotiating for a $30 million Tranche E Term Loan to be drawn during the second quarter of 2002. The proceeds from the Tranche E Term Loan are to be used to pay down existing indebtedness under the revolving credit facility and to pay fees associated with the transaction. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003.

      Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements may be at risk and therefore, the Company may need to increase borrowing or refinance its debt in future periods.

      Over the last three years, the Company's primary sources of capital have been funds from operations and our Senior Credit Facilities. The following table summarizes the net funds provided by and used in our operating activities, financing activities and investing activities (dollars in thousands):

	2001	2000	1999

Net cash provided by operating activities	$ 29,895	$ 40,151	$ 36,767

Net cash provided (used) by financing activities	16,829	(12,715)	(12,871)

Net cash used by investing activities	(48,325)	(32,012)	(20,083)
	_________	_________	_________
Total	$ (1,601)	$ (4,576)	$ 3,813
	______	______	______

      At December 31, 2001, cash and cash equivalents of approximately $200,000 were available for general corporate purposes. Availability under the revolving credit facility at December 31, 2001 was $34.1 million. Also at December 31, 2001, the Company was committed to purchase approximately $14.4 million of inventory associated with new products during 2002. The Company did not have any other material purchase commitments.

Working Capital

      At December 31, 2001, the Company had current assets of $171.1 million and current liabilities of $70.7 million resulting in a working capital surplus of approximately $100.4 million, compared to a surplus of $40.4 million at December 31, 2000. A decrease in current installments of long-term debt obligations and an increase in accounts receivable and inventory associated with the V.A.C. product line accounted for the majority of this change. Operating cash flows were $29.9 million for 2001 compared to $40.2 million in the prior year. This decrease was primarily due to increased working capital requirements, primarily accounts receivable and inventory associated with the V.A.C. product line partially offset by higher earnings.

Capital Expenditures

      During 2001, the Company made net capital expenditures of $44.0 million compared to $30.3 million in 2000. The majority of this increase was due to purchases of materials for the V.A.C. and other high-demand rental products as well as purchases of computer hardware and software. Over the next twelve months, the Company also has commitments to purchase new product inventory, including disposable "for sale" products of $14.4 million. Other than commitments for new product inventory, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

Debt Service

      Scheduled principal payments under the Company's Senior Credit Facilities as of December 31, 2001 will be $2.8 million, $42.1 million and $86.5 million for the years 2002, 2003 and 2004, respectively. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its revolving credit facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003. Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements may be at risk and therefore, the Company may need to increase borrowing or refinance its debt in future periods. The availability of such funding cannot be assured. Such additional borrowings would increase the Company's required payments to service debt and could negatively impact the Company's earnings and overall cash position. To address this issue, the Company is reviewing its order entry, billing and collection processes to reduce costs, shorten payment cycles and maximize cash flows. In addition, the Company will evaluate monetizing certain owned assets (for example, its headquarters building), to facilitate that debt service, working capital and capital expenditure requirements are met going forward.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C (collectively, the "Term Loans"). On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment establishes revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. The Company does not expect that these covenants and conditions, as amended, will have a material adverse impact on its operations.

      At December 31, 2001, the Revolving Credit Facility had a balance of $11.8 million. The Company may borrow additional funds under the Revolving Credit Facility at any time up to the borrowing limits thereunder. Additionally, three Letters of Credit in the aggregate amount of $4.1 million were issued and outstanding at the request of the Company under the Revolving Credit Facility. Accordingly, as of December 31, 2001, the aggregate availability under the Revolving Credit Facility was $34.1 million.

      On June 15, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Credit Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with this transaction. The Revolving Loans may be repaid and reborrowed.

      The Company is currently negotiating an Amended and Restated Credit and Guarantee Agreement which will fund a $30 million Tranche E Term Loan. The Company believes the Tranche E Term Loan will be closed during the second quarter of 2002. Proceeds from the Tranche E Term Loan are to be used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction.

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C Term Loans, and 2.125% in respect of the Tranche D Term Loans or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect to the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base-borrowing rate on $245 million of the Company's variable rate debt. On October 23, 2000, the Company converted its interest rate protection agreements from an interest rate "swap", which effectively fixed the base-borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate of interest to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt for the period from October 23, 2000 to December 31, 2001. The conversion of the swap agreements resulted in a net gain of approximately $1.8 million which was recognized over the term of the original interest rate protection agreement.

      In January 2001, the Company terminated its 7.0% interest rate cap and entered into an interest rate swap. The interest rate swap fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. These agreements effectively fix the base- borrowing rate on 81.5% of the Company's variable rate debt. As a result of these interest rate protection agreements, the Company recorded additional interest expense of approximately $2.1 million in 2001 and an interest expense benefit of approximately $2.7 million in 2000. The expense for 2001 includes a write-off of $1.1 million, the fair value of the old $150.0 million swap upon termination.

      Indebtedness of the Company under the Senior Credit Facilities is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all of the tangible and intangible assets of the Company and its domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries.

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At December 31, 2001, the Company is in compliance with all applicable covenants.

      The Senior Credit Agreement also contains customary events of default, including payment defaults, any breach of representations and warranties or covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, any change of control of the Company and failure of any guaranty, security document, security interest or subordination provision under the Senior Credit Agreement.

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of 9 5/8% Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of December 31, 2001, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding.

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

      Listed below are the Company's contractual obligations and future liquidity demands (dollars in thousands):

	Payments Due

	< 1 year	1-2 years	3-4 years	5+ years	Total

Long Term Debt Amortization	$ 2,750	$ 128,500	$ 175,375	$ 200,000	$ 506,625

Capital Lease Payments	516	254	-	-	770

Operating Lease Payments	9,262	11,432	5,819	212	26,725

Purchase Commitments	14,415	169	-	-	14,584
	_______	_______	_______	_______	_______
TOTALS	$ 26,943	$ 140,355	$ 181,194	$ 200,212	$ 548,704
	______	______	______	______	______

Known Trends And Uncertainties

      The health care industry continues to face various challenges, including increased pressure on health care providers to control costs as a result of the ongoing implementation of the Balanced Budget Act of 1997 and related legislation, the accelerating migration of patients from acute care facilities into extended care (e.g., skilled nursing facilities and rehabilitation centers) and home care settings, the consolidation of health care providers and national and regional group purchasing organizations and the growing demand for clinically proven therapies which lower the total cost of providing care.

Reimbursement

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has been better than expected. This is evidenced by the significant revenue growth experienced in the six years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting. As a result of this coverage, the Company began to place V.A.C. units with Medicare-eligible patients in the home during the fourth quarter of 2000. Although it is difficult to predict the impact which Medicare pricing will have on other payers, the Company does not believe that the new rates will have a material adverse impact on the Company's business.

Euro Currency

      On January 1, 1999, the European Economic and Monetary Union ("EMU") entered a three-year transition period during which a new common currency, the "Euro", was introduced in participating countries and fixed conversion rates were established through the European Central Bank ("ECB") between existing local currencies and the Euro. The Euro has traded on currency exchanges since that time. Until December 31, 2001, local currencies remained legal tender. During the transition period, goods and services could be paid for with the Euro or local currency under the EMU's "no compulsion, no prohibition" principle. Effective January 1, 2002, the Euro became the new legal tender.

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

Critical Accounting Policies

Accounts Receivable

      The Company utilizes a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond required billing windows are reversed out of revenue and receivables. For billed receivables, the Company generally recognizes reserves for bad debt based on the length of time that the receivables are past due. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days past due for certain payer groups. The reserve rates vary by payer group and the Company's historical experience on a weighted average basis. In addition, the Company has recorded specific reserves for bad debt when it becomes aware of a customer's inability to satisfy its debt obligations e.g., bankruptcy filings. If circumstances change (i.e., higher than expected denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations), the Company's estimates of the realizability of amounts due from trade receivables could be reduced by a material amount. (See Note 1 of Notes to Consolidated Financial Statements, Accounts Receivable.)

Goodwill

      At December 31, 2001, goodwill, net of accumulated amortization, was $45.0 million, or 13.1% of total assets, compared to a prior year balance of $48.6 million, or 16.9% of total assets. Goodwill represents the excess purchase price over the fair value of net assets acquired and is amortized over three to twenty-five years from the date of acquisition using the straight-line method. The carrying value of goodwill reflects management's current assessment of recoverability. The Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the assets are less than the carrying value, an impairment loss is recognized. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value of the respective asset.

      Effective January 1, 2002, the Company will apply the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill will no longer be amortized over an estimated economic life. Rather, SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Goodwill will be tested for impairment at least annually using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit's carrying value. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and therefore, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company has determined that its reporting units are to be defined as the two operating segments - KCI USA and KCI International. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized currently in expense.

      The goodwill of a reporting unit will be tested between the annual test if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or business climate, an adverse regulatory action or unanticipated competition. (See Note 1 of Notes to Consolidated Financial Statements, Goodwill and Business Combinations.)

Inventory

      The Company reviews its inventory balances monthly for excess and/or obsolete inventory levels. For products that are not rented, i.e., sales products, except where firm orders are on-hand, inventory quantities in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, the Company reviews both product usage and product life cycle to classify inventory as active, inactive, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. In addition, judgmental reserve balances are established for "high risk" items, for example, products that have a fixed shelf life as determined by the manufacturer.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these statements on the operations of its equity investments, however, other existing and embedded goodwill amortization expense was approximately $3.5 million for the year ended December 31, 2001. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of the first quarter of 2002 and has not yet determined what the effect of these tests will be on the Company's earnings or financial position. The Company believes the adoption of this statement will not have a significant effect on the Company's financial position or results of operations. Any impairment resulting from the initial application of the statements will be recognized as expense in the first quarter of 2002.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with early application encouraged. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and adjusted to its present value in each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 during the first quarter of fiscal year 2003 and has not yet determined what effect this statement will have on the Company's earnings or financial position. The Company believes the adoption of this statement will not have a significant effect on the Company's financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No. 144 during the first quarter of 2002 and has not yet determined what effect this statement will have on the Company's earnings or financial position. The Company believes the adoption of this statement will not have a significant effect on the Company's financial position or results of operations.

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

Interest Rate Risk

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base-borrowing rate on $245 million of the Company's variable rate debt. On October 23, 2000, the Company converted its interest rate protection agreements into a single interest rate cap covering $150.0 million of the Company's variable rate debt through December 31, 2001. The agreement allowed the base rate to float but fixed the maximum base rate of interest to be charged at 7.0% per annum. On January 5, 2001, the Company terminated its 7.0% interest rate cap and entered into an interest rate swap. The interest rate swap fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective through December 31, 2001.

    On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. These agreements effectively fix the base-borrowing rate on 81.5% of the Company's variable rate debt. As a result of these interest rate protection agreements the Company believes that movements in short term interest rates will not materially affect the financial position of the Company.

Foreign Currency And Market Risk

      The Company has direct operations in Western Europe, Canada and Australia and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their applicable local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $19.1 million for the year ended December 31, 2001. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2001 would change the Company's net income for the year ended December 31, 2001 by approximately $1.0 million. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
	December 31,
	2001	2000
Assets:

Current assets:
Cash and cash equivalents	$ 199	$ 2,139
Accounts receivable, net	121,364	90,989
Inventories, net	40,166	23,670
Prepaid expenses and other current assets	9,337	10,018
	_______	_______
Total current assets	171,066	126,816
	_______	_______

Net property, plant and equipment	89,981	75,788
Loan issuance cost, less accumulated amortization
of $9,634 in 2001 and $7,318 in 2000	8,602	10,918
Goodwill, less accumulated amortization of $27,882
in 2001 and $24,263 in 2000	44,988	48,560
Other assets, less accumulated amortization of
$4,411 in 2001 and $4,030 in 2000	28,556	26,009
	_______	_______
	$ 343,193	$ 288,091
	_____	_____

Liabilities and Shareholders' Deficit:

Current liabilities:
Accounts payable	$ 8,429	$ 6,308
Accrued expenses	48,108	40,846
Current installments of long-term obligations	2,750	34,848
Current installments of capital lease obligations	171	109
Derivative financial instruments	2,512	-
Income taxes payable	8,761	4,294
	_______	_______
Total current liabilities	70,731	86,405
	_______	_______

Long-term obligations, net of current installments	503,875	453,898
Capital lease and other obligations, net of current
installments	549	1,685
Deferred income taxes, net	4,363	4,056
	_______	_______
	579,518	546,044
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,925
in 2001 and 70,915 in 2000	71	71
Retained deficit	(226,381)	(250,306)
Accumulated other comprehensive loss	(10,015)	(7,718)
	_______	_______
	(236,325)	(257,953)
	_______	_______

	$ 343,193	$ 288,091
	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per share data)
	Year Ended December 31,
	2001	2000	1999
Revenue:
Rental and service	$ 361,634	$ 274,331	$ 245,983
Sales and other	94,313	77,701	74,249
	________	________	________
Total revenue	455,947	352,032	320,232

Rental expenses	220,485	176,392	167,397
Cost of goods sold	32,952	29,645	29,811
	________	________	________
	253,437	206,037	197,208
	________	________	________
Gross profit	202,510	145,995	123,024

Selling, general and administrative
expenses	114,828	80,294	75,208
	________	________	________
Operating earnings	87,682	65,701	47,816

Interest income	280	897	348
Interest expense	(45,116)	(48,635)	(46,502)
Foreign currency loss	(1,638)	(2,358)	(1,356)
	________	________	________
Earnings before income taxes
and minority interest	41,208	15,605	306
Income taxes	17,307	6,476	620
	________	________	________
Net earnings (loss)	$ 23,901	$ 9,129	$ (314)
	_____	_____	_____

Earnings (loss) per common share	$ 0.34	$ 0.13	$ -
	_____	_____	_____
Earnings (loss) per common share
- assuming dilution	$ 0.32	$ 0.12	$ -
	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,917	70,915	70,915
	_____	_____	_____
Diluted (weighted average
outstanding shares)	73,996	73,219	73,254
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$ 23,901	$ 9,129	$ (314)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation	29,530	28,277	27,348
Amortization	7,685	6,505	7,187
Amortization of deferred loss on interest rate swap	843	-	-
Provision for uncollectible accounts receivable	8,856	6,466	10,839
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(39,495)	(18,488)	(11,664)
Decrease (increase) in inventories	(16,664)	(2,021)	6,332
Decrease in prepaid expenses and other	681	124	4,410
Increase (decrease) in accounts payable	2,069	3,368	(859)
Increase (decrease) in accrued expenses	6,835	5,994	(1,253)
Increase (decrease) in income taxes payable	4,467	1,864	(986)
Increase (decrease) in deferred income taxes, net	1,187	(1,067)	(4,273)
	________	________	________
Net cash provided by operating activities	29,895	40,151	36,767
	________	________	________
Cash flows from investing activities:
Additions to property, plant and equipment	(43,997)	(31,718)	(24,834)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	(2,700)	(300)	300
Dispositions of property, plant and equipment	2,744	1,737	2,488
Business acquisitions, net of cash acquired	(80)	(427)	(5,064)
Decrease (increase) in other assets	(4,292)	(1,304)	7,027
	________	________	________
Net cash used by investing activities	(48,325)	(32,012)	(20,083)
	________	________	________
Cash flows from financing activities:
Proceeds from (repayments of) notes payable, long-term,
capital lease and other obligations	16,805	(12,715)	(12,871)
Proceeds from the exercise of stock options	24	-	-
	________	________	________
Net cash provided (used) by financing
activities	16,829	(12,715)	(12,871)
	________	________	________
Effect of exchange rate changes on cash and cash
equivalents	(339)	(647)	(817)
	________	________	________
Net increase (decrease) in cash and cash equivalents	(1,940)	(5,223)	2,996
Cash and cash equivalents, beginning of period	2,139	7,362	4,366
	________	________	________
Cash and cash equivalents, end of period	$ 199	$ 2,139	$ 7,362
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Deficit
Three Years Ended December 31, 2001
(in thousands)
	Common Stock	Retained Earnings Deficit	Accumulated Other Comprehensive Loss	Total Share- holders' Deficit

Balances at December 31, 1998	$ 71	$ (259,121)	$ (2,538)	$ (261,588)
	______	_______	_______	________
Net loss	-	(314)	-	(314)
Foreign currency translation
adjustment	-	-	(2,833)	(2,833)
				________
Total comprehensive loss				(3,147)
	______	________	_______	________
Balances at December 31, 1999	$ 71	$ (259,435)	$ (5,371)	$ (264,735)
	______	________	_______	________
Net earnings	-	9,129	-	9,129
Foreign currency translation
adjustment	-	-	(2,347)	(2,347)
				________
Total comprehensive income				6,782
	______	________	_______	________
Balances at December 31, 2000	$ 71	$ (250,306)	$ (7,718)	$ (257,953)
	______	________	_______	________
Net earnings	-	23,901	-	23,901
Foreign currency translation
adjustment	-	-	(1,213)	(1,213)
Net derivative loss, net of taxes
of $1,592	-	-	(2,956)	(2,956)
Reclassification adjustment for
losses included in income,
net of taxes of $713	-	-	1,323	1,323
Reclassification adjustment for
loss recognized on termination
of interest rate swap, net of
taxes of $372	-	-	691	691
Reclassification adjustment for
amortization of loss recognized
on termination of interest rate
swap, net of tax benefit of $76	-	-	(142)	(142)
				________
Total comprehensive income				21,604
Exercise of stock options	-	24	-	24
	______	________	_______	________
Balances at December 31, 2001	$ 71	$ (226,381)	$ (10,015)	$ (236,325)
	___	_____	_____	_____

      See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)  Principles of Consolidation

      The consolidated financial statements include the accounts of Kinetic Concepts, Inc. ("KCI") and all subsidiaries (collectively, the "Company"). Due to improvements in financial systems and processes, the Company began reporting international results on a current-month basis effective December 2000. Historically, the Company had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment (the "international 13th month") which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, the results reported herein include the international 13th month for fiscal 2000. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 2001 presentation.

(b)  Nature of Operations and Customer Concentration

      The Company designs, manufactures, markets and distributes therapeutic products, primarily specialty hospital beds, mattress overlays that treat and prevent the complications of immobility and medical devices that promote wound healing. The principal markets for the Company's products are domestic and international health care providers, predominantly hospitals and extended care facilities throughout the U.S. and Western Europe and homecare patients in the U.S. Receivables from these customers are unsecured.

      The Company contracts with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 36% of the Company's revenue during 2001 was generated under national agreements with GPOs.

      The Company has experienced dramatic growth in V.A.C. related revenue since October 2000 when the Medicare Part B program initiated payments for V.A.C. home placements.. V.A.C. revenue in 2001 of $190.0 million increased 121.6% from the prior year and now accounts for approximately 42% of total revenue.

      During 2001, KCI International had direct operations in 14 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, South Africa, Spain and the U.S. commonwealth of Puerto Rico. (See Note 13.)

(c)  Revenue Recognition

      The Company recognizes revenue when each of the following four criteria are met:

      1)     A contract or sales arrangement exists.
      2)     Products have been shipped and title has transferred or services have been rendered.
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

(f)  Accounts Receivable

      Accounts receivable consists of amounts due directly from facilities (hospitals, extended care facilities, etc.), third-party payers (both governmental and non-governmental) and patient pay accounts. In 2001, receivables due from third-party payers ("TPP") increased significantly due to dramatic V.A.C. revenue growth, particularly in the home care setting.

      Significant concentrations of accounts receivable include:

	2001	2000

Facilities / dealers	61%	77%
TPP - Managed care and commercial	26%	15%
TPP - Governmental	11%	6%
Other	2%	2%

      The third-party payer reimbursement process requires extensive documentation which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

      The Company evaluates the collectibility of accounts receivable based on a combination of factors. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond required billing windows are reversed out of revenue and receivables. For billed receivables, the Company generally recognizes reserves for bad debt based on the length of time that the receivables are past due. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days past due for certain payer groups. The reserve rates vary by payer group and historical experience on a weighted average basis. In addition, the Company has recorded specific reserves for bad debt when it becomes aware of a customer's inability to satisfy its debt obligations e.g., bankruptcy filings. If circumstances change, i.e., higher than expected denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, the Company's estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

(g)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental has been reclassified to property, plant and equipment.

(h)  Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Betterments which extend the useful life of the equipment are capitalized.

(i)  Depreciation

      Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (thirty to forty years for the buildings and between three and five years for most of the Company's other property and equipment) of the assets.

(j)  Goodwill And Business Combinations

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

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment applying a fair-value based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these statements on the operations of its equity investments, however, other existing and embedded goodwill amortization expense was approximately $3.5 million for the year ended December 31, 2001. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of the first quarter of 2002 and has not yet determined what the effect of these tests will be on the Company's earnings or financial position. Any impairment resulting from the initial application of the statements will be recognized as expense as of the first quarter of 2002. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, New Accounting Pronouncements.)

(k)  Other Assets

      Other assets consist principally of patents, trademarks, long-term investments and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

(l)  Income Taxes

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

(m)  Earnings Per Share

      In 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted earning per share with basic and diluted earnings per share. Basic earnings per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

(n)   Licensing Fees

      The Company pays licensing fees for the right to market certain of its products, namely the V.A.C. Licensing fee expenses are recognized in the period that the related revenues are earned.

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

(r)  Stock Options

      During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". The Statement allows companies to continue accounting for stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees"; however, companies are encouraged to adopt the new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the fair value based method are required to provide expanded disclosures in footnotes to the financial statements. The Company has elected to continue accounting for stock-based compensation under the provisions of APB Opinion 25 and has provided the required disclosures. (See Note 8, Stock Option Plans.)

(s)  Research and Development

      The focus of the Company's research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 3%, 2% and 3% of the Company's total operating expenditures in each of the years ended December 31, 2001, 2000 and 1999, respectively.

(t)  Interest Rate Protection Agreements

      Periodically, the Company enters into interest rate protection agreements to modify the interest characteristics of its outstanding debt. Each interest rate swap is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base-borrowing rate on $245.0 million of the Company's variable rate debt. On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate swap, which effectively fixed the base-borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate of interest to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt for the period from October 23, 2000 to December 31, 2001. The conversion of the swap agreements resulted in a net gain of approximately $1.8 million which was recognized over the term of the original interest rate protection agreement.

      In January 2001, the Company terminated its 7.0% interest rate cap and entered into an interest rate swap. The interest rate swap fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. These agreements effectively fix the base-borrowing rate on 81.5% of the Company's variable rate debt. As a result of these agreements, the Company recorded additional interest expense of approximately $2.1 million in 2001 and an interest expense benefit of approximately $2.7 million in 2000. The expense for 2001 includes a write-off of $1.1 million, the fair value of the old swap upon termination.

(u)  Shipping and Handling

      The Company's policy is to include shipping and handling costs in cost of goods sold.

(v)  Advertising Expenses

      Advertising costs are expensed as incurred. Advertising expense was less than 1% of the Company's total revenue in each of the years ended December 31, 2001, 2000 and 1999.

(w)  Other Pending Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002, with early application encouraged. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and adjusted to its present value in each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 during the first quarter of fiscal year 2003 and has not yet determined what effect this statement will have on the Company's earnings or financial position.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company will adopt SFAS No. 144 during the first quarter of 2002 and has not yet determined what effect this statement will have on the Company's earnings or financial position.

NOTE 2.     Recapitalization

      On November 5, 1997, a substantial interest in the Company was acquired by Fremont Partners L.P. ("Fremont") and BLUM Capital Partners, L.P. ("BCP"), formerly Richard C. Blum & Associates, L.P. (collectively, the "Investors"). The Company and the Investors entered into a Transaction Agreement dated as of October 2, 1997, as amended by a letter agreement dated November 5, 1997 (as so amended, the "Transaction Agreement") pursuant to which the Investors purchased approximately 31.2 million shares of newly-issued shares of the Company's common stock, $0.001 par value per share, at a price equal to $4.81 per share. The proceeds of the stock purchase, together with approximately $534.0 million of aggregate proceeds from certain financings, (see Note 4), were used to purchase approximately 124.0 million shares of the Company's common stock from the selling shareholders at a price of $4.81 per share, net to seller and pay all related fees and expenses (the "Recapitalization").

      Also pursuant to the Transaction Agreement, the Investors were subsequently merged with and into the Company on January 5, 1998 (the "Merger"), with the Company as the surviving corporation of the Merger. Following the Merger, Fremont, BCP, Dr. James Leininger and Dr. Peter Leininger own 28.1 million, 18.6 million, 23.8 million and 400,000 shares, respectively, representing 39.7%, 26.2%, 33.5% and 0.6% of the total shares outstanding. There are currently six other shareholders. Additionally, certain members of management have retained, and/or have been granted, additional options to purchase shares. The transactions have been accounted for as a recapitalization and as such, a step-up of the Company's assets to fair market value was not required. The difference between the payment amount and the net book value of assets acquired and liabilities assumed was recorded in retained earnings as a cash distribution to the selling shareholders.

NOTE 3.     Supplemental Balance Sheet Data

      Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2001	2000
Trade accounts receivable:
Facilities / dealers	$ 73,088	$ 73,036

Third-party payers:
Medicare / Medicaid	22,006	6,861
Managed Care commercial and other	40,375	15,542
	______	______
	135,469	95,439
Medicare V.A.C. receivables prior to
October 1, 2000	14,351	14,677
Employee and other receivables	2,075	1,598
	______	______
	151,895	111,714
Less: Allowance for doubtful accounts	(16,180)	(6,048)
Medicare V.A.C. receivable allowance
prior to October 1, 2000	(14,351)	(14,677)
	______	______
	$ 121,364	$ 90,989
	_____	_____

      Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2001	2000

Finished goods	$ 11,244	$ 7,068
Work in process	3,540	2,658
Raw materials, supplies and parts	37,081	22,808
	________	________
	51,865	32,534
Less: Amounts expected to be converted
into equipment for short-term rental	(10,800)	(8,100)

Reserve for excess and obsolete
inventory	(899)	(764)
	________	________
	$ 40,166	$ 23,670
	_____	_____

      Net property, plant and equipment consist of the following (dollars in thousands):

	December 31,	December 31,
	2001	2000

Land	$ 1,439	$ 1,439
Buildings	18,732	17,024
Equipment for short-term rental	149,347	143,412
Machinery, equipment and furniture	74,442	63,113
Leasehold improvements	1,804	1,771
Inventory to be converted to equipment	10,800	8,100
	________	________
	256,564	234,859
Less accumulated depreciation	(166,583)	(159,071)
	________	________
	$ 89,981	$ 75,788
	_____	_____

      Accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2001	2000

Payroll, commissions and related taxes	$ 19,484	$ 16,319
Interest expense	4,307	4,190
Insurance accruals	1,987	2,430
Other accrued expenses	22,330	17,907
	________	________
	$ 48,108	$ 40,846
	_____	_____

NOTE 4.     Long-Term Obligations

      Long-term obligations consist of the following (dollars in thousands):

	December 31,	December 31,
	2001	2000
Senior Credit Facilities:
Revolving bank credit facility	$ 11,800	$ 10,000
Acquisition credit facility	-	9,146
Term loans:
Tranche A due 2003	27,500	95,000
Tranche B due 2004	86,400	87,300
Tranche C due 2005	86,400	87,300
Tranche D due 2006	94,525	-
	______	______
	306,625	288,746
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	______	______
	506,625	488,746
Less current installments	(2,750)	(34,848)
	______	______
	$ 503,875	$ 453,898
	_____	_____

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C (collectively, the "Term Loans"). On February 17, 2000, the Company and the Lenders agreed to a third amendment to its $400.0 million Senior Credit Agreement (the "Amendment"). The Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. On June 15, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Credit Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with this transaction. At December 31, 2001, the Revolving Facility had a balance of $11.8 million. Additionally, the Company had three Letters of Credit in the amount of $4.1 million. As of December 31, 2001, the aggregate availability under the Revolving Facility was $34.1 million.

Senior Credit Facilities

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect to the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      Prior to October 2000, the Company had two interest rate protection agreements which effectively fixed the base-borrowing rate on $245.0 million of the Company's variable rate debt.  On October 23, 2000, the Company converted its two interest rate protection agreements from an interest rate "swap", which effectively fixed the base-borrowing rate, to an interest rate cap contract which allowed the base rate to float but fixed the maximum base rate of interest to be charged at 7.0% per annum. The interest cap contract covered $150.0 million of the Company's variable rate debt and covered the period from October 23, 2000 to December 31, 2001. The conversion of the swap agreements resulted in a net gain of approximately $1.8 million which was recognized over the term of the original interest rate protection agreement.

    In January 2001, the Company terminated its 7.0% interest rate cap and entered into an interest rate swap. The new interest rate swap fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. These agreements effectively fix the base-borrowing rate on 81.5% of the Company's variable rate debt. As a result of these interest rate protection agreements, the Company recorded additional interest expense of approximately $2.1 million in 2001 and an interest expense benefit of approximately $2.7 million in 2000. The expense for 2001 includes a write-off of $1.1 million, the fair value of the old $150.0 million swap upon termination.

      The Term Loans, other than Tranche D, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Revolving Loans may be repaid and reborrowed. At December 31, 2001, the Company had three Letters of Credit in the amount of $4.1 million, and the aggregate availability under the Revolving Credit facility was $34.1 million. In addition, the Senior Credit Agreement provides for mandatory repayments, subject to certain exceptions, of the Term Loans and the Revolving Credit Facility based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries, the net proceeds of certain debt and equity issuances and excess cash flows.

      Indebtedness of the Company under the Senior Credit Facilities Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all of the tangible and intangible assets of the Company and its domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries.

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At December 31, 2001, the Company is in compliance with all applicable covenants.

      The Senior Credit Agreement also contains customary events of default, including payment defaults, any breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, any change of control of the Company and failure of any guaranty, security document, security interest or subordination provision under the Senior Credit Agreement.

      The Company is currently negotiating an Amended and Restated Credit and Guarantee Agreement which will fund a $30 million Tranche E Term Loan. The Company believes the Tranche E Term Loan will be closed during the second quarter of 2002. Proceeds from the Tranche E Term Loan are to be used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction.

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

Original Redemption

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

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

      Interest paid during 2001, 2000 and 1999 was approximately $42.9 million, $45.6 million and $44.0 million, respectively.

      As a result of the Senior credit refinancing, future maturities of long-term debt at December 31, 2001 are as follows (dollars in thousands):

Year	Amount
2002	$ 2,750
2003	$ 42,050
2004	$ 86,450
2005	$ 84,650
2006	$ 90,725
Thereafter	$200,000

NOTE 5.     Leasing Obligations

      The Company is obligated for equipment under various capital leases which expire at various dates during the next five years. At December 31, 2001, the gross amount of equipment under capital leases totaled approximately $900,000 and related accumulated depreciation of approximately $700,000.

      The Company leases computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases which expire at various dates over the next six years. Total rental expense for operating leases was $13.0 million, $13.9 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2002	$ 516	$ 9,262
2003	176	6,604
2004	78	4,828
2005	-	3,456
2006	-	2,363
Later years	-	212
	_____	_____
Total minimum lease payments	$ 770	$ 26,725
		_____
Less amount representing interest	50
	_____
Present value of net minimum
capital lease payments	720
Less current portion	171
	_____
Obligations under capital leases
excluding current installments	$ 549
	_____

NOTE 6.     Income Taxes

      Earnings before income taxes and minority interest consists of the following (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999

Domestic	$ 28,824	$ 133	$ (12,925)
Foreign	12,384	15,472	13,231
	_____	_____	_____
	$ 41,208	$ 15,605	$ 306
	____	____	____

      Income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Year Ended December 31, 2001
	Current	Deferred	Total

Federal	$ 9,371	$ 1,818	$ 11,189
State	2,283	(433)	1,850
International	4,467	(199)	4,268
	_____	_____	_____
	$ 16,121	$ 1,186	$ 17,307
	____	____	____

Year Ended December 31, 2000
	Current	Deferred	Total

Federal	$ 1,070	$ 99	$ 1,169
State	435	(343)	92
International	6,038	(823)	5,215
	_____	_____	_____
	$ 7,543	$ (1,067)	$ 6,476
	____	____	____

Year Ended December 31, 1999
	Current	Deferred	Total

Federal	$ -	$ (3,930)	$ (3,930)
State	328	(721)	(393)
International	5,175	(232)	4,943
	_____	_____	_____
	$ 5,503	$ (4,883)	$ 620
	____	____	____

      Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax income from continuing operations as a result of the following (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999

Computed "expected" tax expense	$ 14,423	$ 5,462	$ 107
Goodwill	324	509	451
State income taxes, net of federal benefit	1,202	60	(255)
Tax-exempt interest from municipal bonds	-	-	(6)
Foreign income taxed at other than U.S. rates	(419)	(657)	(151)
Utilization of foreign net operating loss	(48)	-	(10)
Non-consolidated foreign net operating loss	401	457	473
Foreign, other	1,693	-	62
Other, net	(269)	645	(51)
	____	____	____
	$ 17,307	$ 6,476	$ 620
	____	____	____

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (dollars in thousands):

	2001	2000
Deferred Tax Assets:
Accounts receivable, principally due to allowance for
for doubtful accounts	$ 10,851	$ 7,879
Intangible assets, deducted for book purposes but
capitalized and amortized for tax purposes	1,616	213
Foreign net operating loss carry forwards	663	676
Net operating loss carry forwards	-	593
Inventories, principally due to additional costs capitalized
for tax purposes pursuant to the Tax Reform Act of 1986	356	1,102
Legal fees, capitalized and amortized for tax purposes	-	211
Derivative tax adjustments	879	-
Accrued liabilities	1,956	1,547
Foreign tax credits, available for carryback/carryforward	-	8,256
Deferred foreign tax asset	559	361
Other	6,181	3,814
	_____	_____
Total gross deferred tax assets	23,061	24,652
Less: valuation allowance	(663)	(676)
	_____	_____
Net deferred tax assets	22,398	23,976
	_____	_____

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in
depreciation and basis	(25,243)	(26,497)
Deferred state tax liability	(534)	(967)
Intangible assets, deducted for book purposes over a
longer life than for tax purposes	(984)	(564)
Other	-	(4)
	_____	_____
Total gross deferred tax liabilities	(26,761)	(28,032)
	_____	_____
Net deferred tax liability	$ (4,363)	$ (4,056)
	____	____

      At December 31, 2001, the Company had $1.8 million of foreign operating loss carryforwards available to reduce future taxable income. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to the foreign loss carryforwards. Carryforwards of approximately $600,000 can be used indefinitely and the remainder expire from 2002 through 2021.

      The Company anticipates that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

      Income taxes paid during 2001, 2000 and 1999 were $12.0 million, $7.2 million and $7.3 million, respectively.

NOTE 7.     Shareholders' Equity and Employee Benefit Plans

Common Stock:

      The Company is authorized to issue 100.0 million shares of Common Stock, $0.001 par value (the "Common Stock"). The number of shares of Common Stock issued and outstanding at the end of 2001 and 2000 was 70,925,000 and 70,915,000, respectively.

Preferred Stock:

      The Company is authorized to issue up to 20.0 million shares of Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 2001 and December 31, 2000, none were issued.

Investment Plan:

      The Company has an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and the Company matches employee contributions up to a specified limit. In 2001, 2000 and 1999, the Company made matching contributions and charged to expense approximately $1.4 million, $1.2 million and $900,000, respectively.

NOTE 8.     Stock Option Plans

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

      In December 1997, the Company's Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as amended, is approximately 14.1 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed ten (10) years. The Management Equity Plan supersedes all other stock option plans including the 1987 Kinetic

Concepts, Inc. Key Contributor Stock Option Plan, the 1988 Kinetic Concepts, Inc. Directors Stock Option Plan, the 1995 Kinetic Concepts, Inc. Senior Executive Management Stock Option Plan and the 1997 Kinetic Concepts, Inc. Stock Incentive Plan. During the Recapitalization, 60 employees rolled stock options covering an additional 5.5 million shares of the Company's Common Stocks into the 1997 Management Equity Plan. As of December 31, 1997, all outstanding options granted under the superseded plans were 100% vested.

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been calculated based on the assumption that the Company had accounted for its employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 2001, 2000 and 1999, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.5%, 4.7% and 6.3%, dividend yields of 0.4%, 0.7% and 0.9%, volatility factors of the expected market price of the Company's common stock of .24, .33 and .23 and a weighted-average expected option life of 6.2 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (dollars in thousands, except for earnings per share information):

	2001	2000	1999

Net Earnings (Loss) as Reported	$ 23,901	$ 9,129	$ (314)
Pro Forma Net Earnings (Loss)	$ 22,526	$ 7,023	$ (1,908)

Earnings (Loss) Per Share as Reported
Earnings (Loss) per common share	$ 0.34	$ 0.13	$ -
Earnings (Loss) per common share -
assuming dilution	$ 0.32	$ 0.12	$ -

Pro Forma Earnings (Loss) Per Share
Earnings (Loss) per common share	$ 0.32	$ 0.10	$ (0.03)
Earnings (Loss) per common share -
assuming dilution	$ 0.30	$ 0.10	$ (0.03)

      The Company is not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future results.

      The following table summarizes information about stock options outstanding at December 31, 2001 (options in thousands):

Range of Exercise Prices	Options Outstanding at 12/31/01	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Options Exercisable at 12/31/01	Weighted Average Exercise Price

$0.88 to $1.16	1,223	2.6	$ 1.06	1,223	$ 1.06
$1.25 to $2.38	566	2.7	$ 1.70	566	$ 1.70
$2.78 to $4.81	15,538	5.0	$ 4.59	7,751	$ 4.36
$4.82 to $7.00	215	8.3	$ 7.00	-	-
	_______			_______
	17,542	4.8	$ 4.28	9,540	$ 3.78

      A summary of the Company's stock option activity, and related information, for years ended December 31, 2001, 2000 and 1999 follows (options in thousands):

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options Outstanding -
Beginning of Year	16,985	$ 4.18	9,617	$ 3.65	9,693	$ 3.62
Granted	1,677	$ 5.09	7,921	$ 4.81	177	$ 4.81
Exercised	(734)	$ 3.67	(319)	$ 3.10	(167)	$ 2.87
Forfeited	(386)	$ 4.81	(234)	$ 4.81	(86)	$ 4.81
	_______		_______		_______
Options Outstanding -
End of Year	17,542	$ 4.28	16,985	$ 4.18	9,617	$ 3.65
	_______		_______		_______
Exercisable at End of Year	9,540	$ 3.78	8,113	$ 3.50	6,790	$ 3.16
	_______		_______		_______
Weighted Average Fair
Value of Options
Granted During the Year		$ 1.84		$ 1.83		$ 1.65

NOTE 9.     Other Comprehensive Income (Loss)

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

      As of December 31, 2001, derivative financial instruments valued at a liability of $2.5 million were recorded as a result of the adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Item 7, Liquidity and Capital Resources, Item 8, Consolidated Statements of Shareholders' Deficit and Note 14.)

NOTE 10.     Other Assets

      A summary of other long-term assets follows (dollars in thousands):

	2001	2000

Investment in assets subject to
leveraged leases	$ 16,445	$ 16,445
Intangible assets	5,439	4,965
Deposits and other	11,083	8,629
	_____	_____
	32,967	30,039
Less accumulated amortization	(4,411)	(4,030)
	_____	_____
	$ 28,556	$ 26,009
	____	____

      The Company acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively, and assumed non-recourse debt of $47.0 million and $51.8 million, respectively. The DC-10 aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third-party who, in turn, pays this entire amount to the holders of the non-recourse certificated indebtedness, which is secured by the aircraft. The certificate holders recourse in the event of a default is limited to the Trust assets.

NOTE 11.     Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share):

	2001	2000	1999

Net earnings (loss)	$ 23,901	$ 9,129	$ (314)
	____	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,917	70,915	70,915
Dilutive potential common shares from stock
options	3,079	2,304	2,339
	_______	_______	_______
Diluted (weighted-average outstanding
shares)	73,996	73,219	73,254
	____	____	____
Earnings per common share	$ 0.34	$ 0.13	$ -
	____	____	____
Earnings per common share - assuming
dilution	$ 0.32	$ 0.12	$ -
	____	____	____

NOTE 12.     Commitments and Contingencies

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay is in effect with respect to all patent claims pending the completion of a reexamination of certain Novamedix patents. The Company believes that the reexamination may be completed in the second quarter of 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. The suit further alleges that Hill-Rom engaged in activities which constitute predatory pricing and refusals to deal. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is substantially complete and the trial has been scheduled for August 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

      On January 7, 1998, Mondomed N.V. filed an opposition in the European Patent Office (the "Opposition") to a European patent covering the V.A.C. owned by Wake Forest University and licensed by the Company. They were joined in this Opposition by Paul Hartmann A.G. on December 16, 1998. On February 13, 2002, the Opposition Division of the European Patent Office issued a non-binding Preliminary Opinion in favor of the Company. The parties are permitted to respond to the Preliminary Opinion and a hearing will be held prior to the issuance of a Final Opinion. Although it is not possible to reliably predict the outcome of the Opposition, the Company believes that the Opposition is without merit.

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

      During the fourth quarter of 2000, in order to make additional investments necessary to optimize market penetration of the V.A.C. wound healing device, the Company negotiated a $3.0 million reduction in patent license royalties for revenues generated from the V.A.C. system for the six months ended December 31, 2000. In return for this royalty reduction, the Company will be required to pay royalties at a rate which is approximately 1% higher than the previously agreed upon rate for three years beginning in 2003.

      Other than commitments for new product inventory, including disposable "for sale" products of $14.4 million, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

      See discussion of the Company's self-insurance program at Note 1 and leases at Note 5.

NOTE 13.     Segment and Geographic Information

      The Company is principally engaged in the rental and sale of innovative therapeutic systems throughout the United States and in 14 primary countries and Puerto Rico internationally.

      The Company defines its business segments based on geographic management responsibility. The Company has two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. The Company measures segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating earnings and assets. Prior years have been made to conform with the 2001 presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Revenue:
USA	$ 354,123	$ 256,582	$ 235,255
International	101,824	95,450	84,977
	______	______	______
	$ 455,947	$ 352,032	$ 320,232
	_____	_____	_____

Operating Earnings:
USA	$ 109,471	$ 82,114	$ 63,524
International	19,124	19,450	15,733
Other (1):
Executive	(13,060)	(9,496)	(5,342)
Finance	(13,040)	(14,060)	(14,041)
Manufacturing/Engineering	(4,394)	(2,921)	(2,467)
Administration	(10,419)	(9,386)	(9,591)
	______	______	______
Total Other	(40,913)	(35,863)	(31,441)
	______	______	______
	$ 87,682	$ 65,701	$ 47,816
	_____	_____	_____

Depreciation and Amortization:
USA	$ 19,902	$ 19,464	$ 19,820
International	8,296	7,945	6,871
Other (1):
Executive (2)	2,123	1,357	2,562
Finance	2,780	2,333	1,910
Manufacturing/Engineering	1,632	1,478	1,132
Administration	2,482	2,205	2,240
	______	______	______
Total Other	9,017	7,373	7,844
	______	______	______
	$ 37,215	$ 34,782	$ 34,535
	_____	_____	_____

	Year Ended December 31,
	2001	2000	1999
Total Assets:
USA	$ 222,433	$ 182,442	$ 184,575
International	74,015	64,667	59,022
Other:
Executive	14,869	14,750	15,605
Finance	7,234	5,000	6,051
Manufacturing/Engineering	13,046	11,470	8,711
Administration	11,596	9,762	9,297
	______	______	______
Total Other	46,745	40,982	39,664
	______	______	______
	$ 343,193	$ 288,091	$ 283,261
	_____	_____	_____

Gross Capital Expenditures:
USA	$ 24,771	$ 13,948	$ 14,741
International	8,097	7,205	4,647
Other:
Executive	-	-	-
Finance	10,901	8,131	3,910
Manufacturing/Engineering	2,928	2,734	1,236
Administration	-	-	-
	______	______	______
Total Other	13,829	10,865	5,146
	______	______	______
	$ 46,697	$ 32,018	$ 24,534
	_____	_____	_____

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within the
        Company's Consolidated Statements of Earnings (see page 43).

(2)   1999 Depreciation and Amortization includes a write-down of goodwill of approximately
        $1.1 million associated with a discontinued product line.

       The following is other selected geographic financial information of the Company (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999
Geographic location of
long-lived assets:
Domestic	$ 149,689	$ 141,281	$ 145,887
Foreign	22,438	19,994	18,407
	______	______	______
Total long-lived assets	$ 172,127	$ 161,275	$ 164,294
	_____	_____	_____

NOTE 14.     Derivative Financial Statements

      The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings, whereas the ineffective portion is to be recognized into income as incurred.

      The Company entered into a $150.0 million swap agreement on January 5, 2001; therefore, in accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change was necessary. The $150.0 million swap was designated as a cash flow hedge of interest payments through December 31, 2001 and qualified for the shortcut method of accounting for such derivatives. In September 2001, the Company terminated its old swap for a new $150.0 million swap which was designated as a hedge of interest payments effective October 1, 2001 through December 31, 2002. The amount included in other comprehensive income as of September 30, 2001 continues to be recognized over the original date through which interest payments were hedged, as the hedged item (interest payments) continues to exist. The Company recognized additional interest expense of $1.1 million in the fourth quarter of 2001, which was the fair value of the old swap upon termination. Additionally, accumulated other comprehensive loss was reduced by approximately $550,000 as a loss on termination of interest rate swap.

      Although no cash was exchanged, the new $150.0 million swap does not qualify for the shortcut method as the fair value of the new swap was not zero at inception (it had a negative value). The Company has elected to use the "hypothetical derivative" method to measure effectiveness, which allows the Company to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of December 31, 2001, the hedged cash flows offset the change in the fair value of expected cash flows by 102.7%; therefore, the hedge was deemed "highly effective". Hedge ineffectiveness, of $27,000 was immaterial and recognized as a reduction of interest expense. The Company will continue to mark the $150.0 million derivative to its fair value and record an offsetting amount (based upon the lesser of the cumulative change in the derivative or the cumulative change in the hypothetical derivative) in other comprehensive income, net of any related tax effects. At December 31, 2001, the fair value of the swap agreement decreased to an unfavorable position; therefore, the derivative financial instrument was adjusted to a liability of $1,855,000. Accumulated other comprehensive loss was adjusted $1,206,000 for the net derivative liability and deferred income taxes payable was adjusted $649,000 for the tax benefit related to the derivative liability. The reclassification adjustment for the loss recognized on the termination of the interest rate swap reduced the accumulated other comprehensive income liability by $691,000 ($1.063 million less taxes of $372,000). The reclassification adjustment for amortization of loss recognized on the termination of the interest rate swap increased the accumulated other comprehensive income liability by $142,000 ($218,000 less taxes of $76,000).

      Also on October 1, 2001, the Company entered into a new $100.0 million swap, which was designated as a cash flow hedge of interest payments through December 31, 2002 and qualified for the shortcut method of accounting for such derivatives. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same. As of December 31, 2001, the fair value of the swap agreement decreased to an unfavorable position; therefore, the derivative financial instrument was adjusted to a liability of $657,000. Accumulated other comprehensive loss was adjusted $427,000 for the net derivative liability and deferred income taxes payable was adjusted $230,000 for the tax benefit related to the derivative liability. Because the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to the hedge ineffectiveness. (See Item 8, Consolidated Statements of Shareholders' Deficit and Note 9.)

NOTE 15.     Quarterly Financial Data (unaudited)

      The unaudited consolidated results of operations by quarter are summarized below (dollars in thousands, except per share data):

Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 103,237	$ 108,623	$ 117,435	$ 126,652
Operating Earnings	$ 20,257	$ 20,775	$ 23,527	$ 23,123
Net Earnings	$ 4,314	$ 5,350	$ 6,817	$ 7,420
Per share:
Earnings per common share	$ 0.06	$ 0.08	$ 0.10	$ 0.10
Earnings per common share -
assuming dilution	$ 0.06	$ 0.07	$ 0.09	$ 0.10
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,917	70,920
Diluted (weighted average
outstanding shares)	73,077	73,056	74,255	75,130
	____	____	____	____

Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 82,339	$ 83,312	$ 85,074	$ 101,307
Operating Earnings	$ 15,144	$ 15,996	$ 14,278	$ 20,283
Net Earnings	$ 1,468	$ 1,931	$ 1,120	$ 4,610
Per share:
Earnings per common share	$ 0.02	$ 0.03	$ 0.02	$ 0.07
Earnings per common share -
assuming dilution	$ 0.02	$ 0.03	$ 0.02	$ 0.06
Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,915	70,915
Diluted (weighted average
outstanding shares)	73,245	73,245	73,231	73,206
	____	____	____	____

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

      Indebtedness of the Company under the Senior Credit Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries. The Senior Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on pages 69 and 70.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of December 31, 2001 and 2000 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 2001. (See pages 69-76.)

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2001 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,301	$ (5,102)	$ 199
Accounts receivable, net	-	115,368	25,092	(19,096)	121,364
Inventories, net	-	22,432	17,734	-	40,166
Prepaid expenses and other
current assets	-	4,550	4,787	-	9,337
	________	________	________	________	________
Total current assets	-	142,350	52,914	(24,198)	171,066

Net property, plant and equipment	-	93,893	9,184	(13,096)	89,981
Loan issuance cost, net	-	8,602	-	-	8,602
Goodwill, net	-	40,968	4,020	-	44,988
Other assets, net	-	27,640	916	-	28,556
Intercompany investments and
advances	(236,325)	500,348	24,291	(288,314)	-
	________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$ (325,608)	$ 343,193
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 10,213	$ 3,318	$ (5,102)	$ 8,429
Accrued expenses	-	35,471	12,637	-	48,108
Current installments of long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	39,584	-	(39,584)	-
Current installments of capital
lease obligations	-	171	-	-	171
Derivative financial instruments		2,512			2,512
Income taxes payable	-	7,227	1,534	-	8,761
	________	________	________	________	________
Total current liabilities	-	97,928	17,489	(44,686)	70,731
	________	________	________	________	________
Long-term obligations, net of
current installments	-	503,875	-	-	503,875
Capital lease and other obligations,
net of current installments	-	549	-	-	549
Deferred income taxes, net	-	15,186	-	(10,823)	4,363
	________	________	________	________	________
	-	617,538	17,489	(55,509)	579,518
Shareholders' equity (deficit)	(236,325)	196,263	73,836	(270,099)	(236,325)
	________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$ (325,608)	$ 343,193
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2000 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
Accounts receivable, net	-	72,779	21,967	(3,757)	90,989
Inventories, net	-	13,431	10,239	-	23,670
Prepaid expenses and other
current assets	-	7,021	2,997	-	10,018
	________	________	________	________	________
Total current assets	-	93,231	41,359	(7,774)	126,816

Net property, plant and equipment	-	77,927	10,090	(12,229)	75,788
Loan issuance cost, net	-	10,918	-	-	10,918
Goodwill, net	-	44,149	4,411	-	48,560
Other assets, net	-	25,230	779	-	26,009
Intercompany investments and
advances	(257,954)	486,635	21,160	(249,841)	-
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 6,271	$ 4,054	$ (4,017)	$ 6,308
Accrued expenses	-	30,455	10,391	-	40,846
Current installments of long-
term obligations	-	34,848	-	-	34,848
Intercompany payables	-	21,922	-	(21,922)	-
Current installments of capital
lease obligations	-	109	-	-	109
Income taxes payable	-	2,663	1,631	-	4,294
	________	________	________	________	________
Total current liabilities	-	96,268	16,076	(25,939)	86,405
	________	________	________	________	________
Long-term obligations, net of
current installments	-	453,898	-	-	453,898
Capital lease and other obligations,
net of current installments	-	1,685	-	-	1,685
Deferred income taxes, net	-	14,313	-	(10,257)	4,056
	________	________	________	________	________
	-	566,164	16,076	(36,196)	546,044
Shareholders' equity (deficit)	(257,954)	171,926	61,723	(233,648)	(257,953)
	________	________	________	________	________
	$ (257,954)	$ 738,090	$ 77,799	$ (269,844)	$ 288,091
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2001
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 291,145	$ 70,489	$ -	$ 361,634
Sales and other	-	74,564	27,608	(7,859)	94,313
	________	________	________	________	________
Total revenue	-	365,709	98,097	(7,859)	455,947

Rental expenses	-	165,618	54,867	-	220,485
Cost of goods sold	-	31,859	8,202	(7,109)	32,952
	________	________	________	________	________
	-	197,477	63,069	(7,109)	253,437
	________	________	________	________	________
Gross profit	-	168,232	35,028	(750)	202,510

Selling, general and administrative
expenses	-	105,460	9,368	-	114,828
	________	________	________	________	________
Operating earnings	-	62,772	25,660	(750)	87,682

Interest income	-	174	106	-	280
Interest expense	-	(45,116)	-	-	(45,116)
Foreign currency loss	-	(1,322)	(316)	-	(1,638)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiary	-	16,508	25,450	(750)	41,208
Income taxes	-	8,852	8,770	(315)	17,307
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	7,656	16,680	(435)	23,901
Equity in earnings of subsidiaries	23,901	16,680	-	(40,581)	-
	________	________	________	________	________
Net earnings	$ 23,901	$ 24,336	$ 16,680	$ (41,016)	$ 23,901
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2000
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 209,210	$ 65,121	$ -	$ 274,331
Sales and other	-	62,225	27,173	(11,697)	77,701
	________	________	________	________	________
Total revenue	-	271,435	92,294	(11,697)	352,032

Rental expenses	-	124,685	51,707	-	176,392
Cost of goods sold	-	27,469	10,454	(8,278)	29,645
	________	________	________	________	________
	-	152,154	62,161	(8,278)	206,037
	________	________	________	________	________
Gross profit	-	119,281	30,133	(3,419)	145,995

Selling, general and administrative
expenses	-	74,391	5,903	-	80,294
	________	________	________	________	________
Operating earnings	-	44,890	24,230	(3,419)	65,701

Interest income	-	621	276	-	897
Interest expense	-	(48,635)	-	-	(48,635)
Foreign currency loss	-	(1,788)	(570)	-	(2,358)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in
earnings of subsidiary	-	(4,912)	23,936	(3,419)	15,605
Income taxes	-	(174)	8,069	(1,419)	6,476
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(4,738)	15,867	(2,000)	9,129
Equity in earnings of subsidiaries	9,129	15,867	-	(24,996)	-
	________	________	________	________	________
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings (loss)
For the year ended December 30, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 189,092	$ 56,891	$ -	$ 245,983
Sales and other	-	58,678	26,090	(10,519)	74,249
	________	________	________	________	________
Total revenue	-	247,770	82,981	(10,519)	320,232

Rental expenses	-	119,949	47,448	-	167,397
Cost of goods sold	-	26,251	10,512	(6,952)	29,811
	________	________	________	________	________
	-	146,200	57,960	(6,952)	197,208
	________	________	________	________	________
Gross profit	-	101,570	25,021	(3,567)	123,024

Selling, general and administrative
expenses	-	69,333	5,875	-	75,208
	________	________	________	________	________
Operating earnings	-	32,237	19,146	(3,567)	47,816

Interest income	-	155	193	-	348
Interest expense	-	(46,502)	-	-	(46,502)
Foreign currency loss	-	(1,298)	(58)	-	(1,356)
	________	________	________	________	________
Earnings (loss) before income
taxes and equity in earnings
(loss) of subsidiary	-	(15,408)	19,281	(3,567)	306
Income taxes	-	(6,016)	8,063	(1,427)	620
	________	________	________	________	________

Earnings (loss) before equity
in earnings (loss)
of subsidiaries	-	(9,392)	11,218	(2,140)	(314)
Equity in earnings (loss) of
subsidiaries	(314)	11,218	-	(10,904)	-
	________	________	________	________	________
Net earnings (loss)	$ (314)	$ 1,826	$ 11,218	$ (13,044)	$ (314)
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2001
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 23,901	$ 24,336	$ 16,680	$ (41,016)	$ 23,901
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(23,901)	(18,699)	(4,465)	53,059	5,994
	________	________	________	________	________
Net cash provided by operating
activities	-	5,637	12,215	12,043	29,895
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(39,651)	(6,424)	2,078	(43,997)
Increase in inventory to be converted
into equipment for short-term rental	-	(2,700)	-	-	(2,700)
Dispositions of property, plant and
equipment	-	1,392	1,352	-	2,744
Businesses acquisitions,
net of cash acquired	-	-	(80)	-	(80)
Increase in other assets	-	(4,069)	(223)	-	(4,292)
	________	________	________	________	________
Net cash used by investing
activities	-	(45,028)	(5,375)	2,078	(48,325)
	________	________	________	________	________
Cash flows from financing activities:
Proceeds from notes payable,
long-term, capital lease and
other obligations	-	16,805	-	-	16,805
Proceeds from the exercise
of stock options	24	-	-	-	24
Proceeds (payments) on intercompany
investments and advances	275	22,626	(2,319)	(20,582)	-
Other	(299)	(40)	(5,376)	5,715	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	39,391	(7,695)	(14,867)	16,829
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(339)	(339)
	________	________	________	________	________
Net decrease in cash
and cash equivalents	-	-	(855)	(1,085)	(1,940)
Cash and cash equivalents,
beginning of year	-	-	6,156	(4,017)	2,139
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 5,301	$ (5,102)	$ 199
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2000
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(9,129)	17,172	5,441	17,538	31,022
	________	________	________	________	________
Net cash provided by operating
activities	-	28,301	21,308	(9,458)	40,151
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(29,592)	(8,342)	6,216	(31,718)
Increase in inventory to be converted
into equipment for short-term rental	-	(300)	-	-	(300)
Dispositions of property, plant and
equipment	-	487	1,250	-	1,737
Businesses acquisitions,
net of cash acquired	-	(1)	(426)	-	(427)
Increase in other assets	-	(1,002)	(302)	-	(1,304)
	________	________	________	________	________
Net cash used by investing
activities	-	(30,408)	(7,820)	6,216	(32,012)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable,
long-term, capital lease and
other obligations	-	(12,714)	(1)	-	(12,715)
Proceeds (payments) on intercompany
investments and advances	350	15,118	(17,027)	1,559	-
Other	(350)	(297)	(183)	830	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	2,107	(17,211)	2,389	(12,715)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(647)	(647)
	________	________	________	________	________
Net decrease in cash and cash
equivalents	-	-	(3,723)	(1,500)	(5,223)
Cash and cash equivalents,
beginning of year	-	-	9,879	(2,517)	7,362
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 1999
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings (loss)	$ (314)	$ 1,826	$ 11,218	$ (13,044)	$ (314)
Adjustments to reconcile net earnings
(loss) to net cash provided by
operating activities	314	28,795	7,374	598	37,081
	________	________	________	________	________
Net cash provided by operating
activities	-	30,621	18,592	(12,446)	36,767
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(27,457)	(5,896)	8,519	(24,834)
Decrease in inventory to be converted
into equipment for short-term rental	-	300	-	-	300
Dispositions of property, plant and
equipment	-	1,724	764	-	2,488
Businesses acquisitions,
net of cash acquired	-	(5,064)	-	-	(5,064)
Decrease (increase) in other assets	-	7,242	(215)	-	7,027
	________	________	________	________	________
Net cash used by investing
activities	-	(23,255)	(5,347)	8,519	(20,083)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable,
long-term, capital lease and
other obligations	-	(12,842)	(29)	-	(12,871)
Proceeds (payments) on inter-company
investments and advances	837	5,457	(4,767)	(1,527)	-
Cash dividends paid to shareholders	-	-	(5,644)	5,644	-
Other	(837)	19	(2,469)	3,287	-
	________	________	________	________	________
Net cash used by financing
activities	-	(7,366)	(12,909)	7,404	(12,871)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(817)	(817)
	________	________	________	________	________
Net increase in cash and cash
equivalents	-	-	336	2,660	2,996
Cash and cash equivalents,
beginning of year	-	-	9,543	(5,177)	4,366
	________	________	________	________	________
Cash and cash equivalents, end of
period	$ -	$ -	$ 9,879	$ (2,517)	$ 7,362
	_____	_____	_____	_____	_____

Report of Independent Auditors

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

      We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows, and shareholders' deficit for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
-------------------------
Ernst & Young LLP

San Antonio, Texas
February 1, 2002

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names, ages and positions of the directors and executive officers of the Company, together with certain other key personnel.

Name	Age	Position

Robert Jaunich II	61	Chairman of the Board
Dennert O. Ware	60	Director, President and Chief Executive Officer
James R. Leininger M.D.	57	Director, Chairman Emeritus
Ronald W. Dollens	55	Director
James T. Farrell	37	Director
N. Colin Lind	45	Director
Charles N. Martin	55	Director
Donald E. Steen	59	Director
Dennis E. Noll	47	Senior Vice President, General Counsel and Secretary
Christopher M. Fashek	52	President, KCI USA
Jorg W. Menten	44	President, KCI International
William M. Brown	59	Vice President and Chief Financial Officer
Frank DiLazzaro	43	Vice President, Business Development
G. Frederick Rush	52	Vice President, Corporate Development
Michael J. Burke	54	Vice President, Manufacturing
Martin J. Landon	42	Vice President, Accounting and Corporate Controller
Rush E. Cone	51	Vice President, Human Resources
Daniel C. Wadsworth, Jr.	48	Vice President, Global Research and Development

Robert Jaunich II became a director and Chairman of the Board in November 1997. Mr. Jaunich is a Managing Director of Fremont Partners where he shares management responsibility for the $605 million investment fund. He is also a Managing Director and a member of the Board of Directors and Executive Committee of The Fremont Group. Prior to joining the Fremont Group in 1991, he was Executive Vice President and a member of the Chief Executive Office of Jacobs Suchard AG, a Swiss-based chocolate, sugar confectionery and coffee company. He currently serves as a director of CNF Transportation, Inc. and as Chairman of the Managing General Partner of Crown Pacific Partners, L.P.

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

Ronald W. Dollens became a director in 2000. Mr. Dollens is President, Chief Executive Officer and a Director of Guidant Corporation since 1995. Previously, he served as President of Eli Lilly's MDD Division from 1991 until 1995. Mr. Dollens served as Vice President of Eli Lilly's MDD Division and Chairman of the Company's subsidiary, Advanced Cardiovascular Systems, Inc. ("ACS"), from 1990 to 1991. He also held the position of President and Chief Executive officer of ACS. Mr. Dollens joined Eli Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., AdvaMed, the Eiteljorg Museum, St. Vincent Hospital Foundation, and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

James T. Farrell became a director in November 1997. Mr. Farrell is a Managing Director of Fremont Partners. Before joining The Fremont Group in 1991, he was an associate at ESL Partners, a private investment partnership. In 1985, he began his career at Copley Real Estate Advisors. Mr. Farrell is a former director of Coldwell Banker Corporation. He also serves as a director of the nonprofit Pacific Research Institute.

N. Colin Lind became a director in November 1997. Mr. Lind is a Managing Director of BLUM Capital Partners, L.P. ("BCP"). Before joining BCP in 1986, he was a Vice President at R. H. Chappell Co., an investment concern focused on development stage companies, and was previously a Vice President of Research for two regional brokerage firms, Davis Skaggs, Inc. and Wheat First Securities. He has previously been a director of two public companies and seven venture capital backed companies.

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

Jorg W. Menten joined the Company in July 2001 as President, KCI International. From August 1999 to June 2001, Mr. Menten was Chief Financial Officer of 4Sigma GmbH (a healthcare services venture) in Hamberg, Germany. From April 1998 to July 1999, Mr. Menten was Executive Vice President, Finance and Controlling of F. Hoffman - LaRoche AG (a pharmaceutical company) in Basel, Switzerland. Prior to April 1998, Mr. Menten was Chief Financial Officer of Boehringer Mannheim Corporation (distributor of medical diagnostic equipment) in Amsterdam, the Netherlands.

William M. Brown joined the Company as its Vice President and Chief Financial Officer on July 1, 1998. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer for IMO Industries from 1992 until October 1997 and held various executive positions with ITT Corporation from 1967 through 1992.

Frank DiLazzaro has served as Vice President, Business Development since July 2001. Mr. DiLazzaro joined the Company in 1988 as General Manager, KCI Medical Canada and served as Vice President, KCI International, Inc. from June 1989 to December 1992. Mr. DiLazzaro served as President, KCI International, Inc. from January 1993 to July 2001 and was Vice President, Marketing from April 1993 to September 1995.

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

Daniel C. Wadsworth, Jr. joined the Company in March 2002 as Vice President, Global Research and Development. Prior to joining KCI, Mr. Wadsworth worked for C.R. Bard, Inc. for 18 years, where he most recently served as Staff Vice President, New Technology and Research Alliances.

ITEM 11.     EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
				Long-Term Compen-sation Awards

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	(1) Other Compensation	Securities Underlying Options	(2) All Other Compensation

Dennert O. Ware	2001	$467,000	$400,950	$ --	--	$ 3,917
Chief Executive Officer	2000	318,750	190,500	332,799	5,500,000	1,755
& President	1999	--	--	--	--	--

William M. Brown	2001	$252,300	$149,122	$ --	--	$ 3,250
Vice President & Chief	2000	226,000	95,000	52,245	128,571	3,074
Financial Officer	1999	220,500	48,500	--	--	3,598

Christopher M. Fashek	2001	$246,600	$144,067	$ --	--	$ 2,225
President,	2000	239,250	97,000	--	128,571	2,179
KCI USA	1999	230,083	23,750	--	--	2,357

G. Frederick Rush	2001	$235,500	$177,100	$ --	100,000	$ 2,145
Vice President,	2000	125,340	--	--	396,429	460
Corporate Development	1999	--	--	--	--	--

Dennis E. Noll	2001	$220,000	$170,200	$ --	--	$ 1,664
Senior Vice President,	2000	153,900	84,000	--	85,714	1,478
General Counsel & Secretary	1999	197,500	35,500	--	--	1,574

(1)   The personal benefits provided to each of the named executive officers under various Company programs did not exceed 10% of the individual's combined salary and bonus in any year except for Mssrs. Ware and Brown. Mr. Ware received $204,399 for reimbursement of relocation expenses and $128,400 for reimbursement for the payment of taxes in 2000. Mr. Brown received $27,435 for reimbursement of relocation expenses and $18,290 for reimbursement for the payment of taxes in 2000.

(2)   The "All Other Compensation" column includes a Company contribution of $1,000 in 2001, 2000 and 1999 to the Company's 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer.

MANAGEMENT PLANS

      In April 2000, the Company established the CEO Special Bonus Plan. This plan establishes a CEO Bonus Pool of up to $13 million payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $8 million in the event of an Initial Public Offering or a Sale Transaction, where the per share price is at least $4.8125. Part two of this plan consists of the additional payment of up to $5 million upon the consummation of an Initial Public Offering or a Sale Transaction, where the per share price is equal to $9.00 or more. The bonuses payable under the CEO Bonus Plan are payable to the Company's CEO. The Board may alter, amend, suspend or terminate the Plan in whole or in part at any time.

      In April 2000, the Company established the 2000 Special Bonus Plan. This plan establishes a 2000 Bonus Pool of up to $6 million payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $4 million in the event of an Initial Public Offering or a Sale Transaction, where the per share price is at least $4.8125. Part two of this plan consists of the additional payment of up to $2 million upon the consummation of an Initial Public Offering or a Sale Transaction, where the per share price is equal to $9.00 or more. The bonuses under the 2000 Special Bonus Plan shall be paid to members of management who received stock options in April of

2000 and who are chosen by the Board of Directors, in their sole discretion, at the time of an Initial Public Offering or a Sale Transaction. The Board may alter, amend, suspend or terminate the Plan in whole or in part at any time.

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

      The following table sets forth certain information concerning options granted during fiscal 2001 to the named executive officers:

Individual Grants

Names	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Expiration Date	Grant Date Present Value (2)

Dennert O. Ware	--	--	--	--

William M. Brown	--	--	--	--

Christopher M. Fashek	--	--	--	--

G. Frederick Rush	100,000 (1)	5.97%	5/30/08	$ 184,000

Dennis E. Noll	--	--	--	--

      The 2001 grants were issued at $4.8125 per share, the approximate fair market value of the Common Stock at date of issuance.

(1)  The 2001 grants were issued at $4.8125 per share, the approximate fair market value of the
       Common Stock at date of issuance. The options vest and became exercisable in twenty percent (20%) increments on May 30 of each year and have a term of seven (7) years.

(2)  The present value of options granted during 2001 was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%, dividend yield of 0.4%, volatility factor of the expected market price of the Company's common stock of .33 and a weighted average expected option life of 6.2 years.

FISCAL YEAR-END OPTION VALUE

     The following table sets forth certain information concerning the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 2001. There were no options exercised in 2001 by the named officers.

Name	Number of Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable (1)

Dennert O. Ware	1,750,000	$ 3,828,125
	3,750,000	3,828,125

William M. Brown	252,000	$ 551,250
	276,571	455,000

Christopher M. Fashek	924,480	$ 3,126,675
	204,891	298,200

G. Frederick Rush	61,000	$ 133,438
	435,429	752,500

Dennis E. Noll	464,000	$ 1,346,250
	141,714	210,000

                (1)   The Company's Common Stock is no longer publicly traded. In August 2001, the
                       Board of Directors resolved that the fair market value of the Company's Common
                       Stock be set, for purposes of the Kinetic Concepts, Inc. Management Equity Plan at
                       $7.00. Accordingly, for purposes of this calculation, the fair market value of the
                       Common Stock was assumed to be $7.00 per share.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             SECURITIES HOLDINGS OF PRINCIPAL SHAREHOLDERS, DIRECTORSAND OFFICERS

      Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of the Company's outstanding common stock, each director, nominee for director, named executive officer (as listed on page 77 hereof) and all directors and executive officers of the Company as a group, owned beneficially as of March 1, 2002, the number and percentage of outstanding shares of Common Stock of the Company indicated in the following table:

	Shares of Common Stock Beneficially Owned as of March 1, 2002 (1)	Percent of Class

James R. Leininger, M.D. 8023 Vantage Drive San Antonio, TX 78230	23,731,944	29.5%

Fremont Partners, L.P. and certain related parties 199 Fremont Street, Suite 2300 San Francisco, CA 94105	28,119,688	34.9%

BLUM Capital Partners, L.P. and certain related parties 909 Montgomery Street, Suite 400 San Francisco, CA 94133	18,576,040	23.1%

Dennert O. Ware (2)	2,625,000	3.3%
Robert Jaunich II (3)	-	--
Ronald W. Dollens (2) (4)	20,000	*
James T. Farrell (3)	-	--
N. Colin Lind (5)	-	--
Charles N. Martin (2) (4)	60,000	*
Donald E. Steen (2) (4)	122,400	*
William M. Brown (2)	264,000	*
Christopher M. Fashek (2)	936,480	1.2%
G. Frederick Rush (2)	61,000	*
Dennis E. Noll (2)	472,000	*

All directors and executive officers as a group (17 persons) (2)	29,529,824	36.7%

* Less than one (1%) percent

(1)   Except as otherwise indicated in the following notes, the persons named in the table directly own the number of shares indicated in the table and have the sole voting power and investment owner with respect to all of such shares. Shares beneficially owned include options exercisable as of May 1, 2002.

(2)   The shares shown represent shares of Common Stock which such persons have the right to acquire under stock options granted by the Company as of May 1, 2002.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company did not have any related party transactions in 2001 which require disclosure under this Item 13.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

             1.   Financial Statements

                   The following consolidated financial statements are filed as a part of this report:

                       Consolidated Balance Sheets as of December 31, 2001 and 2000
                       Consolidated Statements of Operations for the three years ended December 31, 2001,
                          2000 and 1999
                       Consolidated Statements of Cash Flows for the three years ended December 31, 2001,
                          2000 and 1999
                       Consolidated Statements of Shareholders' Deficit for the three years ended
                          December 31, 2001, 2000 and 1999
                       Notes to Consolidated Financial Statements
                       Report of Independent Auditors

             2.   Financial Statement Schedules

                   The following consolidated financial statement schedules for each of the years in the three-year period ended December 31, 2001 are filed as part of this Report:

                       Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 2001,
                          2000 and 1999

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

10.15

Amended and Restated Credit and Guarantee Agreement dated as of June 15, 2001 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, ad administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference).

10.16	Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (filed as Exhibit 10.16 on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference).
*21.1	List of Subsidiaries.

         Note: (*) Exhibits filed herewith.

      (b)   Reports on Form 8-K

             No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 28, 2002.

KINETIC CONCEPTS, INC.

By:  /s/ ROBERT JAUNICH II
---------------------------------
Robert Jaunich II
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Robert Jaunich II ------------------------ ROBERT JAUNICH II	Chairman of the Board of Directors	March 28,2002

/s/ Dennert O. Ware ----------------------------- DENNERT O. WARE	Chief Executive Officer and President	March 28, 2002

/s/ William M. Brown ------------------------ WILLIAM M. BROWN	Vice President and Chief Financial Officer	March 28, 2002

/s/ James R. Leininger, M.D. -------------------------------- JAMES R. LEININGER, M.D.	Director, Chairman Emeritus	March 28, 2002

/s/ Ronald W. Dollens ----------------------- RONALD W. DOLLENS	Director	March 28, 2002

/s/ James T. Farrell ----------------------- JAMES T. FARRELL	Director	March 28, 2002

/s/ N. Colin Lind ------------------- N. COLIN LIND	Director	March 28, 2002

/s/ Charles N. Martin ------------------------ CHARLES N. MARTIN	Director	March 28, 2002

/s/ Donald E. Steen ----------------------- DONALD E. STEEN	Director	March 28, 2002

Schedule II

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Three years ended December 31, 2001

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/99 Balance at End of Period

Allowance for doubtful accounts	$ 9,673	$ 10,839	$ 5,540	$ 4,768	$ 21,284
	_____	_____	_____	_____	_____

Inventory Reserve	$ 631	$ 2,099	$ -	$ 1,202	$ 1,528
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 274	$ -	$ 579	$ 11	$ 842
Valuation Allowance	_____	_____	_____	_____	_____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/00 Balance at End of Period

Allowance for doubtful accounts	$ 21,284	$ 6,466	$ 23	$ 7,048	$ 20,725
	_____	_____	_____	_____	_____

Inventory Reserve	$ 1,528	$ 542	$ -	$ 1,306	$ 764
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 842	$ -	$ 354	$ 520	$ 676
Valuation Allowance	_____	_____	_____	_____	_____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/01 Balance at End of Period

Allowance for doubtful accounts	$ 20,725	$ 8,856	$ 5,031	$ 4,081	$ 30,531
	_____	_____	_____	_____	_____

Inventory Reserve	$ 764	$ 1,612	$ -	$ 1,477	$ 899
	_____	_____	_____	_____	_____

Deferred Tax Asset	$ 676	$ -	$ 401	$ 414	$ 663
Valuation Allowance	_____	_____	_____	_____	_____