Form 10-Q
period 2002-03-31
KINETIC CONCEPTS INC /TX/
filed 2002-05-14
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

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

Common Stock:   70,928,040 shares as of May 1, 2002

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

SIGNATURES

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2002	2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 2,283	$ 199
Accounts receivable, net	132,307	121,364
Inventories, net	40,528	40,166
Prepaid expenses and other current assets	14,466	9,337
	_______	_______
Total current assets	189,584	171,066
	_______	_______

Net property, plant and equipment	97,887	89,981
Loan issuance cost, less accumulated amortization
of $10,212 in 2002 and $9,634 in 2001	8,024	8,602
Goodwill, less accumulated amortization of $26,785
in both 2002 and 2001	43,035	43,035
Other assets, less accumulated amortization of
$5,893 in 2002 and $5,113 in 2001	34,576	30,509
	_______	_______
	$ 373,106	$ 343,193
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 8,808	$ 8,429
Accrued expenses	44,654	48,108
Current installments of long-term obligations	4,000	2,750
Current installments of capital lease obligations	167	171
Derivative financial instruments	1,279	2,512
Income taxes payable	11,717	8,761
	_______	_______
Total current liabilities	70,625	70,731
	_______	_______

Long-term obligations, net of current installments	524,637	503,875
Capital lease and other obligations, net of
current installments	547	549
Deferred income taxes, net	5,262	4,363
	_______	_______
	601,071	579,518
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,925
in both 2002 and 2001	71	71
Retained deficit	(217,948)	(226,381)
Accumulated other comprehensive loss	(10,088)	(10,015)
	_______	_______
	(227,965)	(236,325)
	_______	_______

	$ 373,106	$ 343,193
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended
	March 31,
	2002	2001
Revenue:
Rental and service	$ 101,415	$ 81,344
Sales and other	25,726	21,893
	_______	_______
Total revenue	127,141	103,237
	_______	_______

Rental expenses	61,790	50,954
Cost of goods sold	9,605	8,135
	_______	_______
	71,395	59,089
	_______	_______
Gross profit	55,746	44,148

Selling, general and administrative expenses	31,192	23,891
	_______	_______
Operating earnings	24,554	20,257

Interest income	10	40
Interest expense	(10,308)	(11,934)
Foreign currency loss	(544)	(925)
	_______	_______
Earnings before income taxes	13,712	7,438
Income taxes	5,279	3,124
	_______	_______
Net earnings	$ 8,433	$ 4,314
	_____	_____

Earnings per common share	$ 0.12	$ 0.06
	_____	_____
Earnings per common share --
assuming dilution	$ 0.11	$ 0.06
	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,925	70,915
	_____	_____
Diluted (weighted average
outstanding shares)	77,721	73,077
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,

	2002	2001
Cash flows from operating activities:
Net earnings	$ 8,433	$ 4,314
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	7,537	7,156
Amortization	1,475	1,618
Provision for uncollectible accounts receivable	2,514	1,727
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(13,655)	(10,539)
Increase in inventories	(499)	(4,663)
Increase in prepaid expenses and other	(5,129)	(6,941)
Increase in accounts payable	324	454
Increase (decrease) in accrued expenses	(3,521)	5,794
Increase in income taxes payable	2,956	2,428
Increase (decrease) in deferred income taxes, net	340	(748)
	______	______
Net cash provided by operating activities	775	600
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(16,269)	(8,683)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	(200)	700
Dispositions of property, plant and equipment	842	426
Businesses acquired in purchase transactions, net of cash
acquired	(3,736)	-
Increase in other assets	(1,229)	(848)
	______	______
Net cash used by investing activities	(20,592)	(8,405)
	______	______
Cash flows from financing activities:
Borrowings of notes payable, long-term
and capital lease obligations	22,005	8,420
	______	______
Net cash provided by financing activities	22,005	8,420
	______	______
Effect of exchange rate changes on cash and cash equivalents	(104)	(418)
	______	______
Net increase in cash and cash equivalents	2,084	197
Cash and cash equivalents, beginning of period	199	2,139
	______	______
Cash and cash equivalents, end of period	$ 2,283	$ 2,336
	____	____
Supplemental disclosure of cash flow information:
Cash paid during the first three months for:
Interest	$ 4,924	$ 6,774
Income taxes	$ 1,839	$ 1,189

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)      BASIS OF PRESENTATION

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 2002 presentation. For additional information regarding Critical Accounting Policies, refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 24.

(2)      ACQUISITIONS

      In 1996, the Company acquired a 26% interest in the capital stock of Polymedics N.V., ("Polymedics"), a Belgium manufacturer of foam used in certain V.A.C. dressings. During the first quarter of 2002, the Company acquired the remaining 74% of Polymedics stock for approximately $3.7 million in cash. Polymedics' operating results did not have a material impact on the Company's results of operations for 2002, 2001 or 2000.

(3)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2002	2001

Trade accounts receivable:
Facilities / dealers	$ 75,667	$ 73,088

Third-party payers:
Medicare / Medicaid	27,607	22,006
Managed Care commercial and other	45,828	40,375
	_______	_______
	149,102	135,469
Medicare V.A.C. receivables prior to
October 1, 2000	14,351	14,351
Employee and other receivables	2,219	2,075
	_______	_______
	165,672	151,895
Less: Allowance for doubtful receivables	(19,014)	(16,180)
Medicare V.A.C. receivable allowance
prior to October 1, 2000	(14,351)	(14,351)
	_______	_______
	$ 132,307	$ 121,364
	_____	_____

(4)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	March 31,	December 31,
	2002	2001

Finished goods	$ 15,782	$ 11,244
Work in process	3,282	3,540
Raw materials, supplies and parts	33,556	37,081
	______	______
	52,620	51,865
Less: Amounts expected to be converted
into equipment for short-term rental	(11,000)	(10,800)
Reserve for excess and obsolete
inventory	(1,092)	(899)
	______	______
	$ 40,528	$ 40,166
	____	____

(5)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (dollars in thousands):

	March 31,	December 31,
	2002	2001
Senior Credit Facilities:
Revolving bank credit facility	$ 34,500	$ 11,800
Term loans:
Tranche A due 2003	27,500	27,500
Tranche B due 2004	86,175	86,400
Tranche C due 2005	86,175	86,400
Tranche D due 2006	94,287	94,525
	_______	_______
	328,637	306,625
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	_______	_______
	528,637	506,625
Less current installments	(4,000)	(2,750)
	_______	_______
	$ 524,637	$ 503,875
	_____	_____

Senior Credit Facilities

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect to the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

    In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of March 31, 2002, these agreements effectively fix the base-borrowing rate on 76.1% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $660,000 in the first quarter of 2002 and an interest expense benefit of approximately $90,000 in the first quarter of 2001.

      The Term Loans, other than Tranche D, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Revolving Loans may be repaid and reborrowed. At March 31, 2002, the Company had three Letters of Credit in the amount of $5.5 million, and the aggregate availability under the Revolving Credit facility was $10.0 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At March 31, 2002, the Company is in compliance with all applicable covenants.

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

      On April 4, 2002, the Company entered into a Second Amended and Restated Credit and Guarantee Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement funded a $30 million Tranche E Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche E Term Loan were used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction. The Tranche E Term Loan will initially bear interest at a rate based upon the Base Rate plus 2.25%, or at the Company's option, the Eurodollar Rate plus 3.25%. In addition, performance-based reductions of the interest rate under Term Loan E are available. The Tranche E Term Loan amortizes at 1% per year beginning June 30, 2002 with a final payment of $29.0 million due December 31, 2005.

 9 5/8% Senior Subordinated Notes Due 2007

      The 9 5/8% Senior Subordinated Notes (the "Notes") due 2007 are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. Interest on the Notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, to the persons who are registered Holders at the close of business on April 15 and October 15, respectively, immediately preceding the applicable interest payment date. Interest on the Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance.

      The Notes are not entitled to the benefit of any mandatory sinking fund. In addition, at any time, or from time to time, the Company may acquire a portion of the Notes through open-market purchases.

(6)      ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over an estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to, at least, an annual assessment for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually.

      The following table shows the effect of the adoption of SFAS 142 on the Company's net income as of March 31, 2001 as if the adoption had occurred on January 1, 2001 (dollars in thousands, except per share data):

Pro Forma
March 31, 2001

Net earnings - as reported	$ 4,314
Amortization	862
_____
Adjusted net earnings	$ 5,176
____

Earnings per common share - as reported	$ 0.06
Amortization	0.01
_____
$ 0.07
____

Earnings per common share - assuming dilution
- as reported	$ 0.06
Amortization	0.01
_____
Adjusted earnings per common share -
assuming dilution	$ 0.07
____

      The Company has recorded amortizable intangible assets which are included in Other Assets on the Condensed Consolidated Balance Sheets. Other assets include the following (dollars in thousands):

	March 31,	December 31,
	2002	2001

Patents, trademarks and other	$ 8,986	$ 8,867
Accumulated amortization	(5,893)	(5,113)
	______	______
	3,093	3,754

Other tangible, noncurrent assets	31,483	26,755
	______	______

Total other assets, net	$ 34,576	$ 30,509
	____	____

      Amortization expense, related to finite-lived intangibles, was approximately $895,000 and $180,000 for the three months ended March 31, 2002 and 2001, respectively. The Company amortizes these intangible assets over 5 to 17 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2002	$ 1,008
2003	$ 291
2004	$ 237
2005	$ 226
2006	$ 226

(See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.)

(7)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share data):

	Three months ended March 31,

	2002	2001

Net earnings	$ 8,433	$ 4,314
	_____	_____
Average common shares:
Basic (weighted-average outstanding shares)	70,925	70,915
Dilutive potential common shares from stock
options	6,796	2,162
	_____	_____
Diluted (weighted-average outstanding
shares)	77,721	73,077
	_____	_____
Earnings per common share	$ 0.12	$ 0.06
	_____	_____
Earnings per common share - assuming
dilution	$ 0.11	$ 0.06
	_____	_____

(8)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits arising in the ordinary course of its business. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings.)

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

      Other than commitments for new product inventory, including disposable "for sale" products of $6.1 million, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

(9)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended March 31,

	2002	2001

Net earnings	$ 8,433	$ 4,314
Foreign currency translation adjustment	(746)	(1,626)
Net derivative income (loss), net of
taxes of $200 in 2002 and $305 in 2001	371	(567)
Reclassification adjustment for (gains) losses
included in income, net of taxes of
$232 in 2002 and $32 in 2001	430	(58)
Reclassification adjustment for loss
recognized on termination of interest
rate swap, net of taxes of $78	(128)	-
	_____	_____
Other comprehensive income	$ 8,360	$ 2,063
	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of March 31, 2002, derivative financial instruments valued at a liability of $1.3 million were recorded as a result of the Company's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Notes 5 and 11.)

(10)      SEGMENT AND GEOGRAPHIC INFORMATION

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

	Three months ended March 31,
	2002	2001
Revenue:
USA	$ 99,179	$ 78,663
International	27,962	24,574
	_______	_______
	$127,141	$103,237
	_____	_____

Operating Earnings:
USA	$ 32,016	$ 24,980
International	4,143	5,191
Other (1):
Executive	(1,807)	(3,416)
Finance	(3,671)	(3,061)
Manufacturing/Engineering	(2,089)	(464)
Administration	(4,038)	(2,973)
	_______	_______
Total Other	(11,605)	(9,914)
	_______	_______
	$ 24,554	$ 20,257
	_____	_____

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within the
       Company's Condensed Consolidated Statements of Earnings (see page 5).

(11)      DERIVATIVE FINANCIAL STATEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings, whereas the ineffective portion is recognized into income as incurred.

      The Company entered into a $150.0 million swap agreement on January 5, 2001; therefore, in accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change was necessary. The $150.0 million swap was designated as a cash flow hedge of interest payments through December 31, 2001 and qualified for the shortcut method of accounting for such derivatives. On October 1, 2001, the Company terminated its $150.0 million, 5.36% interest rate swap to take advantage of lower interest rates, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. The new $150.0 million swap was designated as a hedge of interest payments effective October 1, 2001 through December 31, 2002. The amount included in other comprehensive income as of September 30, 2001 continues to be recognized over the original date through which interest payments were hedged, as the hedged item (interest payments) continues to exist. Additionally, accumulated other comprehensive loss was reduced by approximately $550,000 as a loss on termination of interest rate swap.

      Although no cash was exchanged, the new $150.0 million swap does not qualify for the shortcut method because the fair value of the new swap was not zero at inception (it had a negative value). The Company has elected to use the "hypothetical derivative" method to measure effectiveness, which allows the Company to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of March 31, 2002, the hedged cash flows offset the change in the fair value of expected cash flows by 104.4%; therefore, the hedge was deemed "highly effective". Hedge ineffectiveness, of approximately $10,000 was immaterial and recognized as an increase of interest expense in the first quarter of 2002. The Company will continue to mark the $150.0 million derivative to its fair value and record an offsetting amount (based upon the lesser of the cumulative change in the derivative or the cumulative change in the hypothetical derivative) in other comprehensive income, net of any related tax effects. At March 31, 2002, the fair value of the swap agreement is in an unfavorable position and was adjusted to a liability of $1,033,000. Accumulated other comprehensive loss was adjusted $671,000 for the net derivative liability and deferred income taxes payable was adjusted $362,000 for the tax benefit related to the derivative liability. The reclassification adjustment for the loss recognized on the termination of the interest rate swap increased accumulated other comprehensive income liability by $128,000 ($206,000 less taxes of $78,000) in the first quarter of 2002.

      Also on October 1, 2001, the Company entered into a new $100.0 million swap, which was designated as a cash flow hedge of interest payments through December 31, 2002 and qualified for the shortcut method of accounting for such derivatives. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same. As of March 31, 2002, the fair value of the swap agreement is in an unfavorable position and was adjusted to a liability of $246,000. Accumulated other comprehensive loss was adjusted $160,000 for the net derivative liability and deferred income taxes payable was adjusted $86,000 for the tax benefit related to the derivative liability. Because the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to the hedge ineffectiveness. (See Note 9.)

(12)      SUBSEQUENT EVENTS

      On April 4, 2002, the Company entered into a Second Amended and Restated Credit and Guarantee Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement funded a $30 million Tranche E Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche E Term Loan were used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction. The Tranche E Term Loan amortizes at 1% per year beginning June 30, 2002 with a final payment of $29.0 million due December 31, 2005. Term Loan E will initially bear interest at a rate based upon the Base Rate plus 2.25%, or at the Company's option, the Eurodollar Rate plus 3.25%, however, performance-based reductions of the interest rate under Term Loan E are available.

(13)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

      Indebtedness of the Company under the Senior Credit Facilities Agreement is guaranteed by certain of the subsidiaries of the Company and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of the Company and its domestic subsidiaries, including, without limitation, intellectual property and real estate owned by the Company and its subsidiaries, (ii) a first priority perfected pledge of all capital stock of the Company's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by the Company or its domestic subsidiaries. The Senior Credit Agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on pages 17 and 18.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of March 31, 2002 and December 31, 2001 and the related condensed consolidating statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001, respectively. (See pages 17 to 22).

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
March 31, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,748	$ (3,465)	$ 2,283
Accounts receivable, net	-	115,761	26,289	(9,743)	132,307
Inventories, net	-	21,387	19,141	-	40,528
Prepaid expenses and other
current assets	-	8,883	5,583	-	14,466
	________	________	________	________	________
Total current assets	-	146,031	56,761	(13,208)	189,584
	________	________	________	________	________
Net property, plant and equipment	-	100,309	10,998	(13,420)	97,887
Loan issuance cost, net	-	8,024	-	-	8,024
Goodwill, net	-	39,036	3,999	-	43,035
Other assets, net	-	33,358	1,218	-	34,576
Intercompany investments and
advances	(227,965)	505,331	20,849	(298,215)	-
	________	________	________	________	________
	$ (227,965)	$ 832,089	$ 93,825	$ (324,843)	$ 373,106
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 7,673	$ 4,600	$ (3,465)	$ 8,808
Accrued expenses	-	35,864	8,790	-	44,654
Current installments on long-
term obligations	-	4,000	-	-	4,000
Intercompany payables	-	27,188	-	(27,188)	-
Current installments of capital
lease obligations	-	167	-	-	167
Derivative financial instruments		1,279	-	-	1,279
Income taxes payable	-	9,000	2,717	-	11,717
	________	________	________	________	________
Total current liabilities	-	85,171	16,107	(30,653)	70,625
	________	________	________	________	________
Long-term obligations, net of
current installments	-	524,637	-	-	524,637
Capital lease and other obligations,
net of current installments	-	547	-	-	547
Deferred income taxes, net	-	15,788	-	(10,526)	5,262
	________	________	________	________	________
	-	626,143	16,107	(41,179)	601,071
Shareholders' equity (deficit)	(227,965)	205,946	77,718	(283,664)	(227,965)
	________	________	________	________	________

	$ (227,965)	$ 832,089	$ 93,825	$ (324,843)	$ 373,106
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2001 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,301	$ (5,102)	$ 199
Accounts receivable, net	-	115,368	25,092	(19,096)	121,364
Inventories, net	-	22,432	17,734	-	40,166
Prepaid expenses and other
current assets	-	4,550	4,787	-	9,337
	_________	________	________	________	________
Total current assets	-	142,350	52,914	(24,198)	171,066

Net property, plant and equipment	-	93,893	9,184	(13,096)	89,981
Loan issuance cost, net	-	8,602	-	-	8,602
Goodwill, net	-	39,381	3,654	-	43,035
Other assets, net	-	29,227	1,282	-	30,509
Intercompany investments and
advances	(236,325)	500,348	24,291	(288,314)	-
	_________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 10,213	$ 3,318	$ (5,102)	$ 8,429
Accrued expenses	-	35,471	12,637	-	48,108
Current installments of long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	39,584	-	(39,584)	-
Current installments of capital
lease obligations	-	171	-	-	171
Derivative financial instruments		2,512			2,512
Income taxes payable	-	7,227	1,534	-	8,761
	_________	________	________	________	________
Total current liabilities	-	97,928	17,489	(44,686)	70,731
	_________	________	________	________	________
Long-term obligations, net of
current installments	-	503,875	-	-	503,875
Capital lease and other obligations,
net of current installments	-	549	-	-	549
Deferred income taxes, net	-	15,186	-	(10,823)	4,363
	_________	________	________	________	________
	-	617,538	17,489	(55,509)	579,518
Shareholders' equity (deficit)	(236,325)	196,263	73,836	(270,099)	(236,325)
	_________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 82,750	$ 18,665	$ -	$ 101,415
Sales and other	-	21,619	9,282	(5,175)	25,726
	________	________	________	________	________
Total revenue	-	104,369	27,947	(5,175)	127,141
	________	________	________	________	________
Rental expenses	-	45,173	16,617	-	61,790
Cost of goods sold	-	9,663	3,084	(3,142)	9,605
	________	________	________	________	________
	-	54,836	19,701	(3,142)	71,395
	________	________	________	________	________
Gross profit	-	49,533	8,246	(2,033)	55,746

Selling, general and administrative
expenses	-	28,520	2,672	-	31,192
	________	________	________	________	________
Operating earnings	-	21,013	5,574	(2,033)	24,554

Interest income	-	2	8	-	10
Interest expense	-	(10,308)	-	-	(10,308)
Foreign currency loss	-	(465)	(79)	-	(544)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	10,242	5,503	(2,033)	13,712
Income taxes	-	4,266	1,796	(783)	5,279
	________	________	________	________	________

Earnings (loss) before equity
in earnings of subsidiaries	-	5,976	3,707	(1,250)	8,433
Equity in earnings of subsidiaries	8,433	3,707	-	(12,140)	-
	________	________	________	________	________
Net earnings	$ 8,433	$ 9,683	$ 3,707	$ (13,390)	$ 8,433
	_____	_____	_____	_____	_____

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

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 8,433	$ 9,683	$ 3,707	$ (13,390)	$ 8,433
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(8,433)	(877)	(2,891)	4,543	(7,658)
	________	________	________	________	________
Net cash provided by operating
activities	-	8,806	816	(8,847)	775
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(12,754)	(4,018)	503	(16,269)
Increase in inventory to be converted
into equipment for short-term rental	-	(200)	-	-	(200)
Dispositions of property, plant and
equipment	-	527	315	-	842
Businesses acquired in purchase
transactions, net of cash acquired	-	(3,736)	-	-	(3,736)
Increase in other assets	-	(947)	(282)	-	(1,229)
	________	________	________	________	________
Net cash used by investing
activities	-	(17,110)	(3,985)	503	(20,592)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long-term
and capital lease obligations	-	22,005	-	-	22,005
Proceeds (borrowings) on intercompany
investments and advances	(1,924)	(11,674)	3,440	10,158	-
Other	1,924	(2,027)	176	(73)	-
	________	________	________	________	________
Net cash provided by financing
activities	-	8,304	3,616	10,085	22,005
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(104)	(104)
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	-	447	1,637	2,084
Cash and cash equivalents,
beginning of period	-	-	5,301	(5,102)	199
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 5,748	$ (3,465)	$ 2,283
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2001
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 4,314	$ 4,526	$ 4,566	$ (9,092)	$ 4,314
Adjustments to reconcile net earnings
to net cash provided (used) by
operating activities	(4,314)	(9,040)	(1,751)	11,391	(3,714)
	________	________	________	________	________
Net cash provided (used) by
operating activities	-	(4,514)	2,815	2,299	600
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(7,571)	(1,641)	529	(8,683)
Decrease in inventory to be converted
into equipment for short-term rental	-	700	-	-	700
Dispositions of property, plant and
equipment	-	426	-	-	426
Decrease (increase) in other assets	-	(1,121)	273	-	(848)
	________	________	________	________	________
Net cash used by investing
activities	-	(7,566)	(1,368)	529	(8,405)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long-term
and capital lease obligations	-	8,420	-	-	8,420
Proceeds on intercompany
investments and advances	591	3,489	1,929	(6,009)	-
Other	(591)	171	(4,687)	5,107	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	12,080	(2,758)	(902)	8,420
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(418)	(418)
	________	________	________	________	________
Net increase (decrease) in cash
and cash equivalents	-	-	(1,311)	1,508	197
Cash and cash equivalents,
beginning of period	-	-	6,156	(4,017)	2,139
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 4,845	$ (2,509)	$ 2,336
	_____	_____	_____	_____	_____

FORWARD LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. When used in this Report, the words "estimate," "project," "anticipate," "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

First Quarter of 2002 Compared to First Quarter of 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year (dollars in thousands):

	Three Months Ended March 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	Pct
Revenue:
Rental and service	80%	79%	$ 20,071	25%
Sales and other	20	21	3,833	18
	_______	_______	_______
Total revenue	100	100	23,904	23

Rental expenses	49	49	10,836	21
Cost of goods sold	7	8	1,470	18
	_______	_______	_______
Gross profit	44	43	11,598	26
Selling, general and administrative
expenses	25	23	7,301	31
	_______	_______	_______
Operating earnings	19	20	4,297	21

Interest income	-	-	(30)	(75)
Interest expense	(8)	(12)	1,626	14
Foreign currency	-	(1)	381	41
	_______	_______	_______
Earnings before income taxes	11	7	6,274	84

Income taxes	4	3	2,155	69
	_______	_______	_______
Net earnings	7%	4%	$ 4,119	95%
	____	____	____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	March 31,
			Variance
	2002	2001	Percent

USA
V.A.C.	$ 54,454	$ 31,063	75%
Surfaces / Other	44,725	47,600	(6)
	_______	_______
Subtotal	99,179	78,663	26
	_______	_______
International
V.A.C.	8,040	4,990	61
Surfaces / Other	19,922	19,584	2
	_______	_______
Subtotal	27,962	24,574	14
	_______	_______
Total Revenue	$ 127,141	$ 103,237	23%
	_____	_____

Total Revenue:  Total revenue in the first quarter of 2002 was $127.1 million, an increase of $23.9 million, or 23.2%, from the prior-year period due to increased demand for the V.A.C. wound healing device. Rental revenue of $101.4 million increased $20.1 million, or 24.7%, from the first quarter of 2001 while sales revenue of $25.7 million increased $3.8 million, or 17.5%, compared to the same period one year ago.

      Total domestic revenue for the first quarter of 2002 was $99.2 million, up $20.5 million, or 26.1%, from the prior-year quarter due to increased wound healing device revenue. Domestic rental revenue of $82.8 million increased $18.6 million, or 28.9%, due primarily to increased usage of the V.A.C. Average acute care surfaces rented during the period increased 3.1% compared to the prior year, however, the implementation of the new Novation contract has resulted in lower overall pricing in the acute care market.

      Domestic sales revenue was $16.4 million for the first three months of 2002, an increase of approximately $1.9 million, or 13.5%, from the prior-year period. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products. The V.A.C. growth was attributable to higher unit demand related to increased rental activity which resulted, in part, from Medicare's approval of reimbursement for the V.A.C. in the home setting.

      Revenue from the Company's international operating unit, net of foreign currency exchange rate fluctuations, increased $3.4 million, or 13.8%, to approximately $28.0 million in first three months of 2002. The international revenue increase reflects higher patient surface rental units in a majority of the international division's markets and growth in the V.A.C. product lines, partially offset by unfavorable currency exchange fluctuations. Growth in rental volume for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand, partially offset by unfavorable currency exchange fluctuations. On a constant exchange basis, total international revenue increased $4.6 million, or 19.0%, rental revenue increased $2.3 million, or 13.9%, and sales revenue increased approximately $2.3 million, or 30.8%.

      Worldwide V.A.C. revenue for first three months of 2002 was $62.5 million, an increase of $26.4 million, or 73.3%, from the prior-year quarter. Domestic V.A.C. revenue of $54.5 million increased $23.4 million, or 75.3%, in the current quarter while international V.A.C. revenue of $8.0 million grew $3.0 million, or 61.1%, compared to the year-ago period.

      Total revenue excluding V.A.C., i.e., revenue from surfaces and vascular devices, for first three months of 2002 was $64.6 million, a decrease of $2.5 million, or 3.8%, from the prior-year quarter. Domestic non-V.A.C. revenue of $44.7 million was down $2.9 million compared to the first quarter of 2001 due primarily to lower overall pricing in the acute care market, resulting from unfavorable product mix and the implementation of the new Novation contract, along with lower sales volumes in vascular and home care surface products. International non-V.A.C. revenue of approximately $19.9 million was up approximately $340,000, or 1.7%, due primarily to higher sales in Canada, Australia and the United Kingdom, partially offset by lower sales in Germany.

Rental Expenses:  Rental, or "field", expenses of $61.8 million increased $10.8 million, or 21.3%, from $51.0 million in the prior-year quarter. The field expense increase was due primarily to increased labor, marketing, parts, disposables and product licensing expenses directly associated with the growth in V.A.C. revenue which were partially offset by currency fluctuations. Field expenses for the first three months of 2002 represented 60.9% of total rental revenue compared to 62.6% in the first quarter of 2001. This relative decrease is attributable to the increase in rental revenue combined with a relatively fixed cost structure.

Cost of Goods Sold:  Cost of goods sold of $9.6 million in the first three months of 2002 increased $1.5 million, or 18.1%, from $8.1 million in the prior-year period due to higher sales volumes particularly related to use of the V.A.C. Sales margins were relatively constant at 62.7% in the first quarter of 2002 as compared to 62.8% in the prior year.

Gross Profit:  Gross profit increased $11.6 million, or 26.3%, to $55.7 million in the first quarter of 2002 from $44.1 million in the first quarter of the prior year due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. Gross profit margin in the first three months of 2002 was 43.8%, up from 42.8% in the first quarter of 2001.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $7.3 million, or 30.6%, to $31.2 million in the first quarter of 2002 from $23.9 million in the first quarter of 2001. This increase was due primarily to higher administrative labor costs, claims billings costs and consulting associated with the increased usage of the V.A.C. product line. The first quarter of 2002 also reflects an accounting change which requires that goodwill and indefinite-lived intangible assets no longer be amortized ratably over an estimated useful life. The effect of this change in the first quarter of 2002 was to lower goodwill amortization by approximately $860,000 as compared to the first quarter of the prior year. (See Note 6 of Notes to Condensed Consolidated Financial Statements). In addition, incentive compensation, engineering, depreciation, research and development expenses and provisions for bad debts and insurance expense were all higher in the current-year quarter when compared to the first quarter of 2001. Expenditures for research and development represented approximately 4% of the Company's total operating expenditures for the current quarter. On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 24.5% in the first quarter of 2002 compared to 23.1% in the first quarter of 2001.

Operating Earnings:  Operating earnings for the period increased $4.3 million, or 21.2%, to $24.6 million compared to $20.3 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in rental revenue, largely offset by higher operating costs and expenses.

Interest Expense:  Interest expense in the first quarter of 2002 was $10.3 million compared to $11.9 million in the prior year quarter. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities obtained through fixed-rate interest contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings for the first quarter of 2002 increased approximately $4.1 million, or 95.5%, from the prior-year period to $8.4 million due to the increase in operating earnings discussed previously. Effective tax rates for the first quarter of 2002 and 2001 were 38.5% and 42.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first three months of 2002 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at March 31, 2002 increased $10.9 million, or 9.0%, to $132.3 million as compared to $121.4 million at December 31, 2001. This increase is due primarily to higher overall revenue and an increase in V.A.C.-related receivables from third-party payers including Medicare, Insurance and Managed Care Organizations ("MCO's"). Gross domestic accounts receivable from third-party payers, including governmental and non-governmental entities, increased $11.1 million, or 17.7%, compared to the prior year-end. Of this increase, approximately $8.1 million, or 73.0%, represented billed but unpaid items. The remainder of the increase, or $3.0 million, was comprised of therapy days not yet billed pending receipt of required paperwork e.g., initial statement of ordering physician, assignment of benefits, and proof of delivery documents. Gross domestic accounts receivable from acute and extended care facilities and homecare dealers were $47.9 million at March 31, 2002, up approximately $700,000, or 1.5%, from the prior year end. Gross international trade accounts receivable at March 31, 2002 were $27.8 million, up $1.9 million, or 7.2%, from the end of 2001. For further discussion of accounts receivable, see "Critical Accounting Policies".

      Prepaid expenses at March 31, 2002 increased approximately $5.2 million, or 54.9%, to $14.5 million as compared to $9.3 million at December 31, 2001. This increase was due primarily to the advance payment of 2002 domestic patent licensing fees on the V.A.C.

      Net property, plant and equipment at March 31, 2002 increased $7.9 million, or 8.8%, to $97.9 million as compared to $90.0 million at December 31, 2001. This increase was due primarily to net capital expenditures of $15.6 million, comprised mainly of rental assets, made during the first quarter of 2002, partially offset by depreciation expense.

      At March 31, 2002 and December 31, 2001, goodwill, net of accumulated amortization, was $43.0 million, which represented 11.5% and 12.5% of total assets, respectively. For further discussion of goodwill, see Note 6 of Notes to Condensed Consolidated Financial Statements and "Critical Accounting Policies".

      Accrued expenses at March 31, 2002 were $44.7 million compared to $48.1 million at December 31, 2001. This decrease was due to bonus and V.A.C. product licensing fee payments made during the first quarter of 2002, partially offset by accrued interest expense recorded on the $200 million in subordinated notes, which is paid semi-annually in May and November.

      As of March 31, 2002, a liability of $1.3 million related to a derivative financial instrument was recorded as a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities. (See Notes 5 and 11 of Notes to Condensed Consolidated Financial Statements.)

      Income taxes payable at March 31, 2002 of $11.7 million increased approximately $2.9 million, as compared to $8.8 million at December 31, 2001. This increase was due primarily to the current period earnings level.

      Long-term debt obligations, including current maturities, increased $22.0 million to $528.6 million as of March 31, 2002 due primarily to borrowings on the revolving credit facility to fund working capital investments and capital expenditures, partially offset by scheduled amortization payments.

      Net deferred income taxes at March 31, 2002 of $5.3 million increased 20.6% as compared to $4.4 million at December 31, 2001. This increase was due to the realization of temporary tax timing differences.

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

Sources of Capital

      During the next twelve months, the Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. In addition, on April 4, 2002, the Company entered into an add-on $30 million Tranche E Term Loan. The proceeds from the Tranche E Term Loan were used to pay down existing indebtedness under the Revolving Credit Facility and pay fees and expenses associated with the transaction. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003.

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

      The Company's primary sources of capital have been funds from operations and its Senior Credit Facilities. At March 31, 2002, cash and cash equivalents of $2.3 million were available for general corporate purposes. Availability under the revolving credit facility at March 31, 2002 was $10.0 million. Also at March 31, 2002, the Company was committed to purchase approximately $6.1 million of inventory associated with new products during the next twelve months. The Company did not have any other material purchase commitments.

Working Capital

      At March 31, 2002, the Company had current assets of $189.6 million and current liabilities of $70.6 million resulting in a working capital surplus of $119.0 million, compared to a surplus of $100.3 million at December 31, 2001. An increase in accounts receivable accounted for the majority of this change. Operating cash flows were $775,000 for the first quarter of 2002 compared to $600,000 in the prior-year quarter. This increase was due to higher earnings, partially offset by working capital requirements, primarily accounts receivable associated with the V.A.C. product line and lower payables.

Capital Expenditures

      During the first quarter of 2002, the Company made net capital expenditures of $15.6 million compared to $7.6 million the prior-year quarter. The majority of this increase was due to purchases of materials for the V.A.C. and other high-demand rental products as well as expenditures related to the build-out of the Company's newly-leased customer service facility and purchases of computer hardware and software. Over the next twelve months, the Company also has commitments to purchase new product inventory, including disposable "for sale" products of $6.1 million. Other than commitments for new product inventory, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

Debt Service

      Scheduled principal payments under the Company's Senior Credit Facilities as of December 31, 2001 are $2.8 million, $42.1 million and $86.5 million for the years 2002, 2003 and 2004, respectively. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003. Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements may be at risk and therefore, the Company may need to increase borrowing or refinance its debt in future periods. The availability of such funding cannot be assured. Such additional borrowings would increase the Company's required payments to service debt and could negatively impact the Company's earnings and overall cash position. To address this issue, the Company is reviewing its order entry, billing and collection processes to reduce costs, shorten payment cycles and maximize cash flows. In addition, the Company will evaluate monetizing certain owned assets (for example, its headquarters building) to help ensure that debt service, working capital and capital expenditure requirements are funded going forward.

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

      On April 4, 2002, the Company entered into a Second Amended and Restated Credit and Guarantee Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement funded a $30 million Tranche E Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche E Term Loan were used to pay down existing indebtedness of $29.6 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with the transaction. The Tranche E Term Loan will initially bear interest at a rate based upon the Base Rate plus 2.25%, or at the Company's option, the Eurodollar Rate plus 3.25%. In addition, performance-based reductions of the interest rate under Term Loan E are available. The Tranche E Term Loan amortizes at 1% per year beginning June 30, 2002 with a final payment of $29.0 million due December 31, 2005.

      At March 31, 2002, the Revolving Credit Facility had a balance of $34.5 million. The Company may borrow additional funds under the Revolving Credit Facility at any time up to the borrowing limits thereunder. Additionally, three Letters of Credit in the aggregate amount of $5.5 million were issued and outstanding at the request of the Company under the Revolving Credit Facility. Accordingly, as of March 31, 2002, the aggregate availability under the Revolving Credit Facility was $10.0 million.

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"),

2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C Term Loans and 3.125% in respect to the Tranche D Term Loans. The Tranche E Term Loan will initially bear interest at a rate based upon the Base Rate plus 2.25%, or at the Company's option, the Eurodollar Rate plus 3.25%. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of March 31, 2002, these agreements effectively fix the base-borrowing rate on 76.1% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $660,000 in the first quarter of 2002 and an interest expense benefit of approximately $90,000 in the first quarter of 2001.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At March 31, 2002, the Company is in compliance with all applicable covenants.

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

Critical Accounting Policies

Accounts Receivable

      The Company utilizes a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond required billing windows, are reversed out of revenue and receivables. For billed receivables, the Company generally recognizes reserves for bad debt based on the length of time that the receivables are past due. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days past due for certain payer groups. The reserve rates vary by payer group and the Company's historical experience on a weighted average basis. In addition, the Company has recorded specific reserves for bad debt when it becomes aware of a customer's inability to satisfy its debt obligations e.g., bankruptcy filings. If circumstances change (i.e., higher than expected denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations), the Company's estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

Goodwill And Other Intangible Assets

      At March 31, 2002 and December 31, 2001, goodwill, net of accumulated amortization, was $43.0 million, or 11.5% and 12.5%, of total assets, respectively. Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit's carrying value. The Company has determined that its reporting units are to be defined as the two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition.

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

Interest Rate Risk

    On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of March 31, 2002, these agreements effectively fix the base-borrowing rate on 76.1% of the Company's variable rate debt. As a result of the interest rate protection agreements the Company believes that movements in short term interest rates will not materially affect the financial position of the Company.

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

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $4.1 million for the first quarter of 2002. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2002 would change the Company's net income for the first quarter of 2002 by approximately $210,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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
*10.17

Second Amended and Restated Credit and Guarantee Agreement dated as of April 4, 2002 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

Date: May 14, 2002