Form 10-Q
period 2002-06-30
KINETIC CONCEPTS INC /TX/
filed 2002-08-13
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

Common Stock:   70,928,040 shares as of August 1, 2002

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

SIGNATURES

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 9,368	$ 199
Accounts receivable, net	138,452	121,364
Inventories, net	41,335	40,166
Prepaid expenses and other current assets	10,188	9,337
	_______	_______
Total current assets	199,343	171,066
	_______	_______

Net property, plant and equipment	103,175	89,981
Loan issuance cost, less accumulated amortization
of $10,791 in 2002 and $9,634 in 2001	7,445	8,602
Goodwill, less accumulated amortization of $26,785
in both 2002 and 2001	46,340	43,035
Other assets, less accumulated amortization of
$6,581 in 2002 and $5,562 in 2001	30,718	30,509
	_______	_______
	$ 387,021	$ 343,193
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 9,486	$ 8,429
Accrued expenses	43,516	48,108
Current installments of long-term obligations	13,050	2,750
Current installments of capital lease obligations	162	171
Derivative financial instruments	1,815	2,512
Income taxes payable	16,836	8,761
	_______	_______
Total current liabilities	84,865	70,731
	_______	_______

Long-term obligations, net of current installments	510,325	503,875
Capital lease and other obligations, net of
current installments	924	549
Deferred income taxes, net	3,508	4,363
	_______	_______
	599,622	579,518
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,928
in 2002 and 70,925 in 2001	71	71
Retained deficit	(206,343)	(226,381)
Accumulated other comprehensive loss	(6,329)	(10,015)
	_______	_______
	(212,601)	(236,325)
	_______	_______

	$ 387,021	$ 343,193
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue:
Rental and service	$ 107,595	$ 87,012	$ 209,010	$ 168,356
Sales and other	29,513	21,611	55,239	43,504
	_______	_______	_______	_______
Total revenue	137,108	108,623	264,249	211,860
	_______	_______	_______	_______

Rental expenses	67,116	53,191	128,906	104,145
Cost of goods sold	11,764	7,748	21,369	15,883
	_______	_______	_______	_______
	78,880	60,939	150,275	120,028
	_______	_______	_______	_______
Gross profit	58,228	47,684	113,974	91,832

Selling, general and administrative expenses	32,080	26,929	63,272	50,820
	_______	_______	_______	_______
Operating earnings	26,148	20,755	50,702	41,012

Interest income	99	150	109	190
Interest expense	(10,384)	(11,360)	(20,692)	(23,294)
Foreign currency gain (loss)	2,992	(321)	2,448	(1,246)
	_______	_______	_______	_______
Earnings before income taxes	18,855	9,224	32,567	16,662

Income taxes	7,259	3,874	12,538	6,998
	_______	_______	_______	_______
Net earnings	$ 11,596	$ 5,350	$ 20,029	$ 9,664
	_____	_____	_____	_____

Earnings per common share	$ 0.16	$ 0.08	$ 0.28	$ 0.14
	_____	_____	_____	_____
Earnings per common share --
assuming dilution	$ 0.15	$ 0.07	$ 0.26	$ 0.13
	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,926	70,915	70,926	70,915
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	77,683	73,056	77,688	73,066
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,

	2002	2001
Cash flows from operating activities:
Net earnings	$ 20,029	$ 9,664
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	15,486	14,609
Amortization	2,177	3,208
Provision for uncollectible accounts receivable	4,861	4,634
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(20,580)	(19,427)
Increase in inventories	(498)	(9,201)
Decrease (increase) in prepaid expenses and other	(851)	846
Increase in accounts payable	1,039	3,488
Decrease in accrued expenses	(4,331)	(1,371)
Increase in income taxes payable	7,952	5,495
Decrease in deferred income taxes, net	(1,357)	(2,020)
	______	______
Net cash provided by operating activities	23,927	9,925
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(30,500)	(19,386)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	1,100	(700)
Dispositions of property, plant and equipment	1,799	981
Businesses acquired in purchase transactions, net of cash
acquired	(3,596)	-
Increase in other assets	(1,172)	(1,720)
	______	______
Net cash used by investing activities	(32,369)	(20,825)
	______	______
Cash flows from financing activities:
Borrowings of notes payable, long-term,
capital lease and other obligations	17,088	11,505
Proceeds from exercise of stock options	8	-
	______	______
Net cash provided by financing activities	17,096	11,505
	______	______
Effect of exchange rate changes on cash and cash equivalents	515	(525)
	______	______
Net increase in cash and cash equivalents	9,169	80
Cash and cash equivalents, beginning of period	199	2,139
	______	______
Cash and cash equivalents, end of period	$ 9,368	$ 2,219
	____	____
Supplemental disclosure of cash flow information:
Cash paid during the first six months for:
Interest	$ 19,526	$ 22,224
Income taxes	$ 9,756	$ 4,414

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)      BASIS OF PRESENTATION

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc. and all subsidiaries (the "Company"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The foregoing financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented. Interim period operating results are not necessarily indicative of the results to be expected for the full fiscal year. Certain reclassifications of amounts related to the prior year have been made to conform with the 2002 presentation. For additional information regarding Critical Accounting Policies, refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 26.

(2)      ACQUISITIONS

      In 1996, the Company acquired a 26% interest in the capital stock of Polymedics N.V., ("Polymedics"), a Belgium manufacturer of foam used in certain V.A.C. dressings which was accounted for on a cost basis. During the first quarter of 2002, the Company acquired the remaining 74% of Polymedics stock for approximately $3.6 million in cash at which time the financial position and results of operations were reflected on a consolidated basis. Polymedics' operating results did not have a material impact on the Company's results of operations for 2002 or 2001.

(3)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2002	2001

Trade accounts receivable:
Facilities / dealers	$ 84,576	$ 73,088

Third-party payers:
Medicare / Medicaid	25,093	22,006
Managed Care commercial and other	47,256	40,375
	_______	_______
	156,925	135,469
Medicare V.A.C. receivables prior to
October 1, 2000	14,351	14,351
Employee and other receivables	2,113	2,075
	_______	_______
	173,389	151,895

Less: Allowance for doubtful receivables	(20,586)	(16,180)
Allowance for Medicare V.A.C.
receivable prior to October 1, 2000	(14,351)	(14,351)
	_______	_______
	$ 138,452	$ 121,364
	_____	_____

(4)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	June 30,	December 31,
	2002	2001

Finished goods	$ 16,476	$ 11,244
Work in process	2,913	3,540
Raw materials, supplies and parts	32,635	37,081
	______	______
	52,024	51,865
Less: Amounts expected to be converted
into equipment for short-term rental	(9,700)	(10,800)
Reserve for excess and obsolete
inventory	(989)	(899)
	______	______
	$ 41,335	$ 40,166
	____	____

(5)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (dollars in thousands):

	June 30,	December 31,
	2002	2001
Senior Credit Facilities:
Revolving bank credit facility	$ -	$ 11,800
Term loans:
Tranche A due 2003	27,500	27,500
Tranche B due 2004	85,950	86,400
Tranche C due 2005	85,950	86,400
Tranche D due 2006	94,050	94,525
Tranche E due 2005	29,925	-
	_______	_______
	323,375	306,625
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	_______	_______
	523,375	506,625
Less current installments	(13,050)	(2,750)
	_______	_______
	$ 510,325	$ 503,875
	_____	_____

Senior Credit Facilities

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

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the

Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C and Tranche E Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C and Tranche E Term Loans and 3.125% in respect to the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

    In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of June 30, 2002, these agreements effectively fix the base-borrowing rate on 77.3% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $740,000 and $96,000 in the first six months of 2002 and 2001, respectively.

      The Term Loans, other than Tranches D and E, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Tranche E Term Loan amortizes at 1% per year beginning June 30, 2002 with a final payment of $29.0 million due December 31, 2005. The Revolving Loans may be repaid and reborrowed. At June 30, 2002, the Company had three Letters of Credit in the amount of $5.5 million, and the aggregate availability under the Revolving Credit facility was $44.5 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At June 30, 2002, the Company is in compliance with all applicable covenants.

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

      As of June 30, 2002, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

(6)      ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company has applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over an estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to an assessment for impairment at least annually. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives continue to be amortized over their useful lives. Goodwill and indefinite-lived intangibles were tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually.

      Goodwill, net of accumulated amortization, was $46.3 million at June 30, 2002, compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002 (See Note 2.). Goodwill represented 12.0% and 12.5% of total assets at June 30, 2002 and December 31, 2001, respectively. For further discussion of goodwill, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.

      The following table shows the effect of the adoption of SFAS 142 on the Company's net income as of June 30, 2001 as if the adoption had occurred on January 1, 2001 (dollars in thousands, except per share data):

Pro Forma
	Three months ended	Six months ended
	June 30, 2001	June 30, 2001

Net earnings - as reported	$ 5,350	$ 9,664
Amortization adjustment	843	1,686
	_____	_____
Adjusted net earnings	$ 6,193	$ 11,350
	____	____

Earnings per common share - as reported	$ 0.08	$ 0.14
Amortization adjustment	0.01	0.02
	_____	_____
	$ 0.09	$ 0.16
	____	____

Earnings per common share - assuming
dilution - as reported	$ 0.07	$ 0.13
Amortization adjustment	0.02	0.03
	_____	_____
Adjusted earnings per common share -
assuming dilution	$ 0.09	$ 0.16
	____	____

      The Company has recorded amortizable intangible assets which are included in Other Assets on the Condensed Consolidated Balance Sheets. Other assets include the following (dollars in thousands):

	June 30,	December 31,
	2002	2001

Patents, trademarks and other	$ 10,385	$ 10,083
Accumulated amortization	(6,581)	(5,562)
	______	______
	3,804	4,521

Other tangible, noncurrent assets, net	26,914	25,988
	______	______

Total other assets, net	$ 30,718	$ 30,509
	____	____

      Amortization expense, related to finite-lived intangibles, was approximately $123,000 and $150,000 for the three months ended June 30, 2002 and 2001, respectively, and approximately $1.0 million and $327,000 for the six months ended June 30, 2002 and 2001, respectively. The Company amortizes these intangible assets over 5 to 17 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

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

(7)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net earnings	$11,596	$ 5,350	$20,029	$ 9,664
	_____	_____	_____	_____
Average common shares:
Basic (weighted-average outstanding shares)	70,926	70,915	70,926	70,915
Dilutive potential common shares from stock
options	6,757	2,141	6,762	2,151
	_____	_____	_____	_____
Diluted (weighted-average outstanding
shares)	77,683	73,056	77,688	73,066
	_____	_____	_____	_____
Earnings per common share	$ 0.16	$ 0.08	$ 0.28	$ 0.14
	_____	_____	_____	_____
Earnings per common share - assuming
dilution	$ 0.15	$ 0.07	$ 0.26	$ 0.13
	_____	_____	_____	_____

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

      Other than commitments for new product inventory, including disposable "for sale" products of $7.7 million, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

(9)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended June 30,

	2002	2001

Net earnings	$ 11,596	$ 5,350
Foreign currency translation adjustment	4,238	(639)
Net derivative income (loss), net of taxes of $394 in 2002
and $153 in 2001	(732)	(285)
Reclassification adjustment for (gains) losses included in
income, net of taxes of $206 in 2002 and $65 in 2001	383	120

Reclassification adjustment for loss recognized on
termination of interest rate swap, net of taxes of $70	(130)	-
	_____	_____
Other comprehensive income	$ 15,355	$ 4,546
	____	____

	Six months ended June 30,

	2002	2001

Net earnings	$ 20,029	$ 9,664
Foreign currency translation adjustment	3,492	(2,265)
Net derivative income (loss), net of taxes of $194 in 2002
and $459 in 2001	(361)	(852)
Reclassification adjustment for (gains) losses included in
income, net of taxes of $438 in 2002 and $34 in 2001	813	62

Reclassification adjustment for loss recognized on
termination of interest rate swap, net of taxes of $148	(258)	-
	_____	_____
Other comprehensive income	$ 23,715	$ 6,609
	____	____

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of June 30, 2002, derivative financial instruments valued at a liability of $1.8 million were recorded as a result of the Company's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities. (See Notes 5 and 11.)

(10)      SEGMENT AND GEOGRAPHIC INFORMATION

      The Company is principally engaged in the rental and sale of innovative therapeutic systems throughout the United States and in 15 primary countries and Puerto Rico internationally.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001
Revenue:
USA	$ 105,803	$ 84,533	$ 204,982	$ 163,196
International	31,305	24,090	59,267	48,664
	_______	_______	_______	_______
	$ 137,108	$ 108,623	$ 264,249	$ 211,860
	_____	_____	_____	_____

Operating Earnings:
USA	$ 32,981	$ 25,872	$ 64,997	$ 50,852
International	4,647	5,057	8,790	10,248
Other (1):
Executive	(3,151)	(3,652)	(4,958)	(7,068)
Finance	(3,907)	(3,418)	(7,578)	(6,479)
Manufacturing/Engineering	(1,570)	(960)	(3,659)	(1,424)
Administration	(2,852)	(2,144)	(6,890)	(5,117)
	_______	_______	_______	_______
Total Other	(11,480)	(10,174)	(23,085)	(20,088)
	_______	_______	_______	_______
	$ 26,148	$ 20,755	$ 50,702	$ 41,012
	_____	_____	_____	_____

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

      The Company entered into a $150.0 million swap agreement on January 5, 2001. In accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change was necessary. The $150.0 million swap was designated as a cash flow hedge of interest payments through December 31, 2001 and qualified for the shortcut method of accounting for such derivatives. On October 1, 2001, the Company terminated its $150.0 million, 5.36% interest rate swap to take advantage of lower interest rates, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. The new $150.0 million swap was designated as a hedge of interest payments effective October 1, 2001 through December 31, 2002. The amount included in other comprehensive income as of September 30, 2001 continues to be recognized over the original date through which interest payments were hedged, as the hedged item (interest payments) continues to exist. Additionally, accumulated other comprehensive loss was reduced by approximately $550,000 as a loss on termination of interest rate swap during 2001, and increased by approximately $260,000 during 2002.

      Although no cash was exchanged, the new $150.0 million swap does not qualify for the shortcut method because the fair value of the new swap was not zero at inception (it had a negative value). The Company has elected to use the "hypothetical derivative" method to measure effectiveness, which allows the Company to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of June 30, 2002, the hedged cash flows offset the change in the fair value of expected cash flows by 103.5%; therefore, the hedge was deemed "highly effective". Hedge ineffectiveness, of approximately $11,000 was immaterial and recognized as a decrease of interest expense in the second quarter of 2002 and approximately $1,000 in the first half of 2002. The Company will continue to mark the $150.0 million derivative to its fair value and record an offsetting amount (based upon the lesser of the cumulative change in the derivative or the cumulative change in the hypothetical derivative) in other comprehensive income, net of any related tax effects. At June 30, 2002, the fair value of the swap agreement is in an unfavorable position and was adjusted to a liability of $1,268,000. Accumulated other comprehensive loss was adjusted $824,000 for the net derivative liability and deferred income taxes payable was adjusted $444,000 for the tax benefit related to the derivative liability. The reclassification adjustment for the loss recognized on the termination of the interest rate swap increased accumulated other comprehensive income liability by $130,000 ($200,000 less taxes of $70,000) in the second quarter of 2002.

      Also on October 1, 2001, the Company entered into a new $100.0 million swap, which was designated as a cash flow hedge of interest payments through December 31, 2002 and qualified for the shortcut method of accounting for such derivatives. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same. As of June 30, 2002, the fair value of the swap agreement is in an unfavorable position and was adjusted to a liability of $548,000. Accumulated other comprehensive loss was adjusted $356,000 for the net derivative liability and deferred income taxes payable was adjusted $192,000 for the tax benefit related to the derivative liability. Because the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to the hedge ineffectiveness. (See Note 9.)

(12)      SUBSEQUENT EVENTS

      In August 2002, the Company sold its headquarters facility under a sales/leaseback arrangement. The facility was sold for $18.2 million, net of selling costs, resulting in a deferred gain of approximately $10 million. The deferred gain will be amortized over the term of the lease. The initial lease term is 10 years and requires annual minimum lease payments ranging from $3.2 million to $3.8 million.

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

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of June 30, 2002 and December 31, 2001 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2002 and 2001, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2002 and 2001, respectively. (See pages 17 to 24).

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
June 30, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ 1,534	$ 7,834	$ -	$ 9,368
Accounts receivable, net	-	113,582	32,600	(7,730)	138,452
Inventories, net	-	22,405	18,930	-	41,335
Prepaid expenses and other
current assets	-	3,920	6,268	-	10,188
	________	________	________	________	________
Total current assets	-	141,441	65,632	(7,730)	199,343
	________	________	________	________	________
Net property, plant and equipment	-	100,529	16,460	(13,814)	103,175
Loan issuance cost, net	-	7,445	-	-	7,445
Goodwill, net	-	38,681	7,659	-	46,340
Other assets, net	-	29,409	1,309	-	30,718
Intercompany investments and
advances	(212,601)	511,635	15,422	(314,456)	-
	________	________	________	________	________
	$ (212,601)	$ 829,140	$ 106,482	$ (336,000)	$ 387,021
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 5,250	$ 4,236	$ -	$ 9,486
Accrued expenses	-	33,283	10,233	-	43,516
Current installments of long-
term obligations	-	13,050	-	-	13,050
Intercompany payables	-	19,869	-	(19,869)	-
Current installments of capital
lease obligations	-	162	-	-	162
Derivative financial instruments		1,815	-	-	1,815
Income taxes payable	-	11,365	5,471	-	16,836
	________	________	________	________	________
Total current liabilities	-	84,794	19,940	(19,869)	84,865
	________	________	________	________	________
Long-term obligations, net of
current installments	-	510,325	-	-	510,325
Capital lease and other obligations,
net of current installments	-	912	12	-	924
Deferred income taxes, net	-	14,283	-	(10,775)	3,508
	________	________	________	________	________
	-	610,314	19,952	(30,644)	599,622
Shareholders' equity (deficit)	(212,601)	218,826	86,530	(305,356)	(212,601)
	________	________	________	________	________

	$ (212,601)	$ 829,140	$ 106,482	$ (336,000)	$ 387,021
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2001 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,301	$ (5,102)	$ 199
Accounts receivable, net	-	115,368	25,092	(19,096)	121,364
Inventories, net	-	22,432	17,734	-	40,166
Prepaid expenses and other
current assets	-	4,550	4,787	-	9,337
	_________	________	________	________	________
Total current assets	-	142,350	52,914	(24,198)	171,066

Net property, plant and equipment	-	93,893	9,184	(13,096)	89,981
Loan issuance cost, net	-	8,602	-	-	8,602
Goodwill, net	-	39,381	3,654	-	43,035
Other assets, net	-	29,227	1,282	-	30,509
Intercompany investments and
advances	(236,325)	500,348	24,291	(288,314)	-
	_________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 10,213	$ 3,318	$ (5,102)	$ 8,429
Accrued expenses	-	35,471	12,637	-	48,108
Current installments of long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	39,584	-	(39,584)	-
Current installments of capital
lease obligations	-	171	-	-	171
Derivative financial instruments	-	2,512	-	-	2,512
Income taxes payable	-	7,227	1,534	-	8,761
	_________	________	________	________	________
Total current liabilities	-	97,928	17,489	(44,686)	70,731
	_________	________	________	________	________
Long-term obligations, net of
current installments	-	503,875	-	-	503,875
Capital lease and other obligations,
net of current installments	-	549	-	-	549
Deferred income taxes, net	-	15,186	-	(10,823)	4,363
	_________	________	________	________	________
	-	617,538	17,489	(55,509)	579,518
Shareholders' equity (deficit)	(236,325)	196,263	73,836	(270,099)	(236,325)
	_________	________	________	________	________
	$ (236,325)	$ 813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 86,757	$ 20,838	$ -	$ 107,595
Sales and other	-	25,068	10,456	(6,011)	29,513
	________	________	________	________	________
Total revenue	-	111,825	31,294	(6,011)	137,108
	________	________	________	________	________
Rental expenses	-	48,301	18,815	-	67,116
Cost of goods sold	-	11,736	3,950	(3,922)	11,764
	________	________	________	________	________
	-	60,037	22,765	(3,922)	78,880
	________	________	________	________	________
Gross profit	-	51,788	8,529	(2,089)	58,228

Selling, general and administrative
expenses	-	29,093	2,987	-	32,080
	________	________	________	________	________
Operating earnings	-	22,695	5,542	(2,089)	26,148

Interest income	-	19	80	-	99
Interest expense	-	(10,384)	-	-	(10,384)
Foreign currency gain (loss)	-	3,024	(32)	-	2,992
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	15,354	5,590	(2,089)	18,855
Income taxes	-	6,075	1,988	(804)	7,259
	________	________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	9,279	3,602	(1,285)	11,596
Equity in earnings of subsidiaries	11,596	3,602	-	(15,198)	-
	________	________	________	________	________
Net earnings	$ 11,596	$ 12,881	$ 3,602	$ (16,483)	$ 11,596
	_____	_____	_____	_____	_____

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

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 169,507	$ 39,503	$ -	$ 209,010
Sales and other	-	46,687	19,738	(11,186)	55,239
	________	________	________	________	________
Total revenue	-	216,194	59,241	(11,186)	264,249
	________	________	________	________	________
Rental expenses	-	93,474	35,432	-	128,906
Cost of goods sold	-	21,399	7,034	(7,064)	21,369
	________	________	________	________	________
	-	114,873	42,466	(7,064)	150,275
	________	________	________	________	________
Gross profit	-	101,321	16,775	(4,122)	113,974

Selling, general and administrative
expenses	-	57,613	5,659	-	63,272
	________	________	________	________	________
Operating earnings	-	43,708	11,116	(4,122)	50,702

Interest income	-	21	88	-	109
Interest expense	-	(20,692)	-	-	(20,692)
Foreign currency gain (loss)	-	2,559	(111)	-	2,448
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	25,596	11,093	(4,122)	32,567
Income taxes	-	10,341	3,784	(1,587)	12,538
	________	________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	15,255	7,309	(2,535)	20,029
Equity in earnings of subsidiaries	20,029	7,309	-	(27,338)	-
	________	________	________	________	________
Net earnings	$ 20,029	$ 22,564	$ 7,309	$ (29,873)	$ 20,029
	_____	_____	_____	_____	_____

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

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 20,029	$ 22,564	$ 7,309	$ (29,873)	$ 20,029
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(20,029)	6,961	(3,864)	20,830	3,898
	________	________	________	________	________
Net cash provided by operating
activities	-	29,525	3,445	(9,043)	23,927
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(19,694)	(11,815)	1,009	(30,500)
Decrease in inventory to be converted
into equipment for short-term rental	-	1,100	-	-	1,100
Dispositions of property, plant and
equipment	-	1,130	669	-	1,799
Businesses acquired in purchase
transactions, net of cash acquired	-	-	(3,596)	-	(3,596)
Increase in other assets	-	(737)	(435)	-	(1,172)
	________	________	________	________	________
Net cash used by investing
activities	-	(18,201)	(15,177)	1,009	(32,369)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long-term,
capital lease and other obligations	-	17,076	-	12	17,088
Proceeds from exercise of stock options	8	-	12	(12)	8
Proceeds (borrowings) on intercompany
investments and advances	(5,691)	(21,698)	8,923	18,466	-
Other	5,683	(5,168)	5,330	(5,845)	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	(9,790)	14,265	12,621	17,096
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	515	515
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	1,534	2,533	5,102	9,169
Cash and cash equivalents,
beginning of period	-	-	5,301	(5,102)	199
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ 1,534	$ 7,834	$ -	$ 9,368
	_____	_____	_____	_____	_____

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter of 2002 Compared to Second Quarter of 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year (dollars in thousands):

	Three Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	Pct
Revenue:
Rental and service	78%	80%	$ 20,583	24%
Sales and other	22	20	7,902	37
	_______	_______	_______
Total revenue	100	100	28,485	26

Rental expenses	49	49	13,925	26
Cost of goods sold	9	7	4,016	52
	_______	_______	_______
Gross profit	42	44	10,544	22
Selling, general and administrative
expenses	23	25	5,151	19
	_______	_______	_______
Operating earnings	19	19	5,393	26

Interest income	-	-	(51)	(34)
Interest expense	(8)	(10)	976	9
Foreign currency	2	-	3,313	nm
	_______	_______	_______
Earnings before income taxes	13	9	9,631	104

Income taxes	5	4	3,385	87
	_______	_______	_______
Net earnings	8%	5%	$ 6,246	117%
	____	____	____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	June 30,
			Variance
	2002	2001	Percent

USA
V.A.C.	$ 61,062	$ 37,747	62%
Surfaces / Other	44,741	46,786	(4)
	_______	_______
Subtotal	105,803	84,533	25
	_______	_______
International
V.A.C.	10,173	5,387	89
Surfaces / Other	21,132	18,703	13
	_______	_______
Subtotal	31,305	24,090	30
	_______	_______
Total revenue	$ 137,108	$ 108,623	26%
	_____	_____

Total Revenue:  Total revenue in the second quarter of 2002 was $137.1 million, an increase of $28.5 million, or 26.2%, from the prior-year period due to increased demand for the V.A.C. wound healing device. Rental revenue of $107.6 million increased $20.6 million, or 23.7%, from the second quarter of 2001 while sales revenue of $29.5 million increased $7.9 million, or 36.6%, compared to the same period one year ago.

      Total domestic revenue for the second quarter of 2002 was $105.8 million, up $21.3 million, or 25.2%, from the prior-year quarter due to increased wound healing device revenue. Domestic rental revenue of $86.8 million increased $16.6 million, or 23.7%, due primarily to increased usage of the V.A.C. Domestic surface rentals declined $1.9 million, or 4.8%, during the quarter due primarily to lower overall pricing. Average domestic surface units on-rent during the three-month period declined 1.2% as compared to the prior year. Average acute care surfaces rented during the period increased 4.1% compared to the prior year. However, average extended care surfaces rented during the period decreased 8.2% compared to the prior year and home care surface units declined 19.4% year to year.

      Domestic sales revenue was $19.0 million for the second quarter of 2002, an increase of $4.7 million, or 32.3%, from the prior-year period. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products. The V.A.C. growth was attributable to higher unit demand associated with increased rental activity during the period.

      Revenue from the Company's international operating unit, net of foreign currency exchange rate fluctuations, increased $7.2 million, or 30.0%, to $31.3 million in the second quarter of 2002. Rental revenue of $20.8 million, internationally, increased approximately $4.0 million, or 23.5%, from the prior-year period while international sales revenue for the quarter of $10.5 million increased approximately $3.2 million, or 45.1%. The rental revenue increase reflects higher patient surface rental units in a majority of markets, growth in the V.A.C. product lines and favorable currency exchange fluctuations. Growth in demand for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand and favorable currency exchange fluctuations. On a constant exchange basis, total international revenue increased $6.2 million, or 25.4%, rental revenue increased $3.3 million, or 19.4%, and sales revenue increased $2.9 million, or 39.6%.

      Worldwide V.A.C. revenue for the second quarter of 2002 was $71.2 million, an increase of $28.1 million, or 65.2%, from the prior-year quarter. Domestic V.A.C. revenue of $61.1 million increased

$23.3 million, or 61.8%, in the current quarter while international V.A.C. revenue of approximately $10.1 million grew $4.8 million, or 88.8%, compared to the year-ago period.

      Total revenue excluding V.A.C., i.e., revenue from surfaces and vascular devices, for the second quarter of 2002 was flat compared to the prior-year quarter. Domestic non-V.A.C. revenue of $44.7 million was down $2.0 million compared to the second quarter of 2001 due primarily to lower overall pricing in the acute care market, resulting from unfavorable product mix and the implementation of the new Novation contract, along with lower sales volumes in vascular and acute care surface products. International non-V.A.C. revenue of $21.1 million was up $2.4 million, or 13.0%, due primarily to higher rentals in Canada, Italy and France, along with higher sales in Austria and Australia.

Rental Expenses:  Rental, or "field", expenses of $67.1 million increased $13.9 million, or 26.2%, from $53.2 million in 2001. The second quarter field expense increase was due primarily to increased labor, marketing, parts, disposables and product licensing expenses directly associated with the growth in V.A.C. revenue which were partially offset by currency fluctuations. Field expenses for the 2002 quarter represented 62.4% of total rental revenue compared to 61.1% in the prior year. This relative increase is attributable to investments in the international sales force which has lowered short-term sales labor productivity.

Cost of Goods Sold:  Cost of goods sold of $11.8 million in the second quarter of 2002 increased approximately $4.1 million, or 51.8%, from $7.7 million in the prior-year period due to higher sales volumes particularly related to use of the V.A.C. Sales margins decreased to 60.1% in the second quarter of 2002 as compared to 64.1% in the prior year due, in part, to an increase in V.A.C. home placements covered by managed care and insurance. Managed care providers generally prefer an all-inclusive per diem rate which covers the cost of the rental and all disposables used. This per diem rate is booked as rental revenue and is not allocated between rentals and sales.

Gross Profit:  Gross profit increased $10.5 million, or 22.1%, to $58.2 million in the second quarter of 2002 from $47.7 million in the second quarter of the prior year due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. Gross profit margin in the second quarter of 2002 was 42.5%, down from 43.9% in the second quarter of 2001, due primarily to the international labor force investments mentioned previously combined with unfavorable manufacturing variances in this period.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $5.2 million, or 19.1%, to $32.1 million in the second quarter of 2002 from $26.9 million in the second quarter of 2001. This increase was due primarily to higher administrative labor costs, i.e., claims billing costs and consulting associated with the increased usage of the V.A.C. product line. In addition, incentive compensation, research and development expenses and engineering expenses were all higher in the current-year quarter when compared to the second quarter of 2001. Expenditures for research and development represented approximately 3.2% of the Company's total operating expenditures for the current quarter compared to 3.3% in the prior year. The current year also reflects an accounting change which requires that goodwill and indefinite-lived intangible assets no longer be amortized ratably over the estimated useful life of the asset. The effect of this change in the second quarter of 2002 was to lower goodwill amortization by approximately $840,000 as compared to the prior year. (See Note 6 of Notes to Condensed Consolidated Financial Statements). On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 23.4% in the second quarter of 2002 compared to 24.8% in the second quarter of 2001.

Operating Earnings:  Operating earnings for the period increased approximately $5.3 million, or 26.0%, to $26.1 million compared to $20.8 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher operating costs and expenses.

Interest Expense:  Interest expense in the second quarter of 2002 was $10.4 million compared to $11.4 million in the prior-year quarter. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities obtained through fixed-rate interest contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings for the second quarter of 2002 increased $6.2 million, or 116.8%, from the prior-year period to $11.6 million due to the increase in operating earnings discussed previously. Effective tax rates for the second quarter of 2002 and 2001 were 38.5% and 42.0%, respectively.

Results of Operations

First Six Months of 2002 Compared to First Six Months of 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year (dollars in thousands):

	Six Months Ended June 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	Pct
Revenue:
Rental and service	79%	79%	$ 40,654	24%
Sales and other	21	21	11,735	27
	_______	_______	_______
Total revenue	100	100	52,389	25

Rental expenses	49	49	24,761	24
Cost of goods sold	8	8	5,486	35
	_______	_______	_______
Gross profit	43	43	22,142	24
Selling, general and administrative
expenses	24	24	12,452	25
	_______	_______	_______
Operating earnings	19	19	9,690	24

Interest income	-	-	(81)	(43)
Interest expense	(8)	(11)	2,602	11
Foreign currency	1	-	3,694	296
	_______	_______	_______
Earnings before income taxes	12	8	15,905	95

Income taxes	4	3	5,540	79
	_______	_______	_______
Net earnings	8%	5%	$ 10,365	107%
	____	____	____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Six months ended
	June 30,
			Variance
	2002	2001	Percent
USA
V.A.C.	$ 115,516	$ 68,810	68%
Surfaces / Other	89,466	94,386	(5)
	_______	_______
Subtotal	204,982	163,196	26
	_______	_______
International
V.A.C.	18,213	10,377	76
Surfaces / Other	41,054	38,287	7
	_______	_______
Subtotal	59,267	48,664	22
	_______	_______
Total revenue	$ 264,249	$ 211,860	25%
	_____	_____

Total Revenue:  Total revenue in the first six months of 2002 was $264.2 million, an increase of $52.4 million, or 24.7%, from the prior-year period due to increased demand for the V.A.C. wound healing device. Rental revenue of $209.0 million increased $40.7 million, or 24.1%, from the first six months of 2001 while sales revenue of $55.2 million increased $11.7 million, or 27.0%, compared to the same period one year ago.

      Total domestic revenue for the first half of 2002 was $205.0 million, up $41.8 million, or 25.6%, from the prior-year period due to increased wound healing device revenue. Domestic rental revenue of $169.5 million increased $35.2 million, or 26.2%, due primarily to increased usage of the V.A.C. Domestic surface rentals decreased $3.1 million, or 4.0%, from the prior year due primarily to lower average pricing. Average domestic surface units on-rent for the first half of 2002 declined less than 1.0% as compared to the prior year. Average acute care surfaces increased 3.6% compared to the prior year. However, average extended care surfaces decreased by 4.9% compared to the prior period and home care surface rental units decreased 21.3%.

      Domestic sales revenue was $35.5 million for the first six months of 2002, an increase of $6.6 million, or 22.9%, from the prior-year period. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products. The V.A.C. growth was attributable to higher unit demand related to increased rental activity.

      Revenue from the Company's international operating unit, net of foreign currency exchange rate fluctuations, increased $10.6 million, or 21.8%, to approximately $59.2 million in first half of 2002. International rental revenue of $39.5 million increased $5.5 million from 2001, or 16.1%, and sales revenue of approximately $19.7 million for the first six months was up $5.1 million, or 35.0%, compared to the prior year. The rental revenue increase reflects higher patient surface rental units in a majority of markets and growth in the V.A.C. product lines. Demand growth for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand. On a constant exchange basis, total international revenue increased $10.8 million, or 22.3%, rental revenue increased $5.6 million, or 16.7%, and sales revenue increased $5.2 million, or 35.2%.

      Worldwide V.A.C. revenue for the first six months of 2002 was $133.7 million, an increase of $54.5 million, or 68.9%, from the prior-year period. Domestic V.A.C. revenue of $115.5 million increased $46.7 million, or 67.9%, in the current-year period while international V.A.C. revenue of $18.2 million grew $7.8 million, or 75.5%, compared to the prior-year period.

      Total revenue excluding V.A.C., i.e., revenue from surfaces and vascular devices, was $130.5 million, a decrease of approximately $2.1 million, or 1.6%, from the first half of 2001. Domestic non-V.A.C. revenue of $89.5 million was down $4.9 million, or 5.2%, compared to the first six months of 2001 due primarily to lower overall pricing in the acute care market, resulting from unfavorable product mix and the implementation of the new Novation contract, along with lower sales volumes in vascular and home care surface products. International non-V.A.C. revenue of approximately $41.0 million was up $2.8 million, or 7.2%, due primarily to higher rentals in Canada, Italy and Germany along with higher sales in the United Kingdom, Austria, Australia and Canada, partially offset by lower sales in Germany.

Rental Expenses:  Rental, or "field", expenses of $128.9 million increased $24.8 million, or 23.8%, from $104.1 million in the prior-year period. The field expense increase was due primarily to increased labor, marketing, parts, disposables and product licensing expenses directly associated with the growth in V.A.C. revenue which were partially offset by currency fluctuations. Field expenses for the first six months of 2002 represented 61.7% of total rental revenue compared to 61.9% in the first six months of 2001. This relative decrease is attributable to the increase in rental revenue described previously.

Cost of Goods Sold:  Cost of goods sold of $21.4 million in the first six months of 2002 increased $5.5 million, or 34.5%, from $15.9 million in the prior-year period due to higher sales volumes particularly related to use of the V.A.C. Sales margins decreased to 61.3% in the first six months of 2002 as compared to 63.5% in the prior-year period due, in part, to higher sales activity in the home care setting, a portion of which is reimbursed by managed care and private insurance organizations. Managed care providers generally prefer an all-inclusive per diem rate which covers the cost of the rental and all disposables used. This per diem rate is booked as rental revenue and is not allocated between rentals and sales.

Gross Profit:  Gross profit increased approximately $22.2 million, or 24.1%, to $114.0 million in the first six months of 2002 from $91.8 million in the first six months of the prior-year period due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. Gross profit margin in the first six months of 2002 was 43.1%, down slightly from 43.3% in the first six months of 2001 due primarily to lower margins internationally as the Company opens new markets and builds associated sales infrastructure.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $12.5 million, or 24.5%, to $63.3 million in the first six months of 2002 from $50.8 million in the first six months of 2001. This increase was due primarily to higher administrative labor costs, i.e., claims billing costs and consulting associated with the increased usage of the V.A.C. product line. In addition, incentive compensation, engineering, depreciation, research and development expenses and provisions for insurance expense were all higher in the current-year six month period when compared to the first six month period of 2001. Expenditures for research and development represented approximately 3.7% of the Company's total operating expenditures for the current six months compared to 2.8% in the prior year. The first six months of 2002 also reflect an accounting change which requires that goodwill and indefinite-lived intangible assets no longer be amortized ratably over the estimated useful life of the asset. The effect of this change in the first six months of 2002 was to lower goodwill amortization by $1.7 million as compared to the first six months of the prior year. (See Note 6 of Notes to Condensed Consolidated Financial Statements). On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were 23.9% in the first six months of 2002 compared to 24.0% in the first six months of 2001.

Operating Earnings:  Operating earnings for the period increased $9.7 million, or 23.6%, to $50.7 million compared to $41.0 million in the prior-year period. The increase in operating earnings was directly attributable to the increase in revenue, largely offset by higher operating costs and expenses.

Interest Expense:  Interest expense in the first six-month period of 2002 was $20.7 million compared to $23.3 million in the prior-year period. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities obtained through fixed-rate interest contracts. (See Note 5 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings for the first six months of 2002 increased $10.4 million, or 107.3%, from the prior-year period to $20.0 million due to the increase in operating earnings discussed previously. Effective tax rates for the first six months of 2002 and 2001 were 38.5% and 42.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first six months of 2002 and other factors resulted in changes to the Company's balance sheet as follows:

      Net accounts receivable at June 30, 2002 increased $17.1 million, or 14.1%, to $138.5 million as compared to $121.4 million at December 31, 2001. This increase is due primarily to higher overall revenue and an increase in V.A.C.-related receivables from third-party payers including Medicare, Insurance and Managed Care Organizations ("MCO's"). Gross domestic accounts receivable from third-party payers, including governmental and non-governmental entities, increased $10.0 million, or 16.0%, compared to the prior year-end primarily due to the increase in billed but unpaid items. Gross domestic accounts receivable from acute and extended care facilities and homecare dealers were $50.2 million at June 30, 2002, up approximately $3.0 million, or 6.4%, from the prior year end. Gross international trade accounts receivable at June 30, 2002 were $34.4 million, up $8.5 million, or 32.6%, from the end of 2001. For further discussion of accounts receivable, see "Critical Accounting Policies".

      Net property, plant and equipment at June 30, 2002 increased $13.2 million, or 14.7%, to $103.2 million as compared to $90.0 million at December 31, 2001. This increase was due primarily to net capital expenditures of $27.6 million, comprised mainly of rental assets and construction costs associated with a new, larger customer service facility, partially offset by depreciation expense.

      Goodwill, net of accumulated amortization, was $46.3 million at June 30, 2002, compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002. Goodwill represented 12.0% and 12.5% of total assets at June 30, 2002 and December 31, 2001, respectively. For further discussion of goodwill, see Note 6 of Notes to Condensed Consolidated Financial Statements and "Critical Accounting Policies".

      Accrued expenses at June 30, 2002 were $43.5 million compared to $48.1 million at December 31, 2001. This decrease was due to bonus payments and reductions in vacation accruals during 2002 partially offset by accruals related to V.A.C. product licensing fees.

      As of June 30, 2002, a liability of $1.8 million related to a derivative financial instrument was recorded as a result of the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities. (See Notes 5 and 11 of Notes to Condensed Consolidated Financial Statements.)

      Income taxes payable at June 30, 2002 of $16.8 million increased approximately $8.0 million, as compared to $8.8 million at December 31, 2001. This increase was due primarily to the current-period earnings level.

      Long-term debt obligations, including current maturities, increased $16.8 million to $523.4 million as of June 30, 2002 due primarily to borrowings on the senior credit facility to fund working capital investments and capital expenditures, partially offset by scheduled amortization payments.

      Net deferred income taxes at June 30, 2002 of $3.5 million decreased 19.6% as compared to $4.4 million at December 31, 2001. This decrease was due to the realization of temporary tax timing differences.

      Accumulated other comprehensive loss at June 30, 2002 was $6.3 million as compared to $10.0 million at December 31, 2001. This decrease was due to a decrease in the foreign exchange translation due to the weakened dollar.

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

      The Company's primary sources of capital have been funds from operations and its Senior Credit Facilities. At June 30, 2002, cash and cash equivalents of $9.4 million were available for general corporate purposes. Availability under the revolving credit facility at June 30, 2002 was $44.5 million. Also at June 30, 2002, the Company was committed to purchase approximately $7.7 million of inventory associated with new products during the next twelve months. The Company did not have any other material purchase commitments.

      Subsequent to June 30, 2002, the Company also completed the sale and leaseback of its corporate headquarters building, which resulted in net sale proceeds received of $18.2 million.

Working Capital

      At June 30, 2002, the Company had current assets of $199.3 million and current liabilities of $84.9 million resulting in a working capital surplus of approximately $114.4 million, compared to a surplus of $100.3 million at December 31, 2001. An increase in accounts receivable accounted for the majority of this change. Operating cash flows were $23.9 million for the first six months of 2002 compared to $9.9 million in the prior-year period. This increase was due to higher earnings and lower working capital requirements, primarily inventory associated with the V.A.C. product line and payables.

Capital Expenditures

      During the first six months of 2002, the Company made net capital expenditures of $27.6 million compared to $19.1 million the prior-year period. The majority of this increase was due to purchases of materials for the V.A.C. and other high-demand rental products as well as expenditures related to the build-out of the Company's newly-leased customer service facility and purchases of computer hardware and software. Over the next twelve months, the Company also has commitments to purchase new product inventory, including disposable "for sale" products of $7.7 million. Other than commitments for new product inventory, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

Debt Service

      Scheduled principal payments under the Company's Senior Credit Facilities as of April 2002 are $3.0 million, $30.6 million and $86.8 million for the years 2002, 2003 and 2004, respectively. Based upon the current level of operations, the Company anticipates that cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003. Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements may be at risk and therefore, the Company may need to increase borrowing or refinance its debt in future periods. The availability of such funding cannot be assured. Such additional borrowings would increase the Company's required payments to service debt and could negatively impact the Company's earnings and overall cash position. To address this issue, the Company is reviewing its order entry, billing and collection processes to reduce costs, shorten payment cycles and maximize cash flows.

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

      At June 30, 2002, there were no borrowings under the Revolving Credit Facility. The Company may borrow additional funds under the Revolving Credit Facility at any time up to the borrowing limits thereunder. Three Letters of Credit in the aggregate amount of $5.5 million were issued and outstanding at the request of the Company under the Revolving Credit Facility. Accordingly, as of June 30, 2002, the aggregate availability under the Revolving Credit Facility was $44.5 million.

      Indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, initially bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the

Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C and Tranche E Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.75% in respect of Tranche A Term Loans and Revolving Loans, 3.00% in respect of Tranche B Term Loans, 3.25% in respect of the Tranche C and Tranche E Term Loans and 3.125% in respect to the Tranche D Term Loans. Certain Revolving Loans designated in foreign currency will initially bear interest at a rate based upon the cost of funds for such loans plus 2.75%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of June 30, 2002, these agreements effectively fix the base-borrowing rate on 77.3% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $740,000 and $96,000 in the first six months of 2002 and 2001, respectively.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At June 30, 2002, the Company is in compliance with all applicable covenants.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of 9 5/8% Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of June 30, 2002, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

      Based on its evaluation to date, management believes that the introduction of the Euro will not have a long-term material adverse impact on the Company's financial position, results of operations or cash flows. However, the prevailing exchange rate for the Euro versus the U.S. dollar has, until the first half of 2002, declined and uncertainty exists as to the long-term effects the Euro will have in the marketplace.

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

Goodwill And Other Intangible Assets

      At June 30, 2002, goodwill, net of accumulated amortization, was $46.3 million, as compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002. Goodwill represented 12.0% and 12.5%, of total assets, at June 30, 2002 and December 31, 2001, respectively. Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit's carrying value. The Company has determined that its reporting units are to be defined as the two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition.

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

Inventory

      The Company reviews its inventory balances monthly for excess and/or obsolete inventory levels. For products that are not rented, i.e., sales products, except where firm orders are on-hand, inventory quantities in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, the Company reviews both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. In addition, judgmental reserve balances are established for "high risk" items, for example, products that have a fixed shelf life as determined by the manufacturer.

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

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. The suit was filed in the United States District Court for the Western District of Texas. The suit alleges that Hill-Rom used its monopoly power in the standard hospital bed business to gain an unfair advantage in the specialty hospital bed business. Specifically, the allegations set forth in the suit include a claim that Hill-Rom required hospitals and purchasing groups to agree to exclusively rent specialty beds in order to receive substantial discounts on products over which they have monopoly power - hospital beds and head wall units. Hill-Rom has filed an answer denying the allegations in the suit. Discovery is complete and the trial has been scheduled for August 2002. Although it is not possible to reliably predict the outcome of this litigation or the damages which might be awarded, the Company believes that its claims are meritorious.

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

Interest Rate Risk

    On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of June 30, 2002, these agreements effectively fix the base-borrowing rate on 77.3% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company believes that movements in short term interest rates will not materially affect the financial position of the Company for the remainder of the year.

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

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $8.8 million for the first six months of 2002. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2002 would change the Company's net income for the first six months of 2002 by approximately $680,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

10.15

Amended and Restated Credit and Guarantee Agreement dated as of June 15, 2001 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, ad administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

10.16

Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (filed as Exhibit 10.16 on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.17

Second Amended and Restated Credit and Guarantee Agreement dated as of April 4, 2002 by and among the Company, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.17 on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).
*99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated as of August 13, 2002.

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

Date: August 13, 2002