Form 10-Q
period 2002-09-30
KINETIC CONCEPTS INC /TX/
filed 2002-11-14
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes___    No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock:   70,928,040 shares as of November 4, 2002

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

ITEM 4.     CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2002	2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 44,907	$ 199
Accounts receivable, net	138,740	121,364
Inventories, net	39,492	40,166
Prepaid expenses and other current assets	17,309	9,337
	_______	_______
Total current assets	240,448	171,066
	_______	_______

Net property, plant and equipment	97,974	89,981
Loan issuance cost, less accumulated amortization
of $11,370 in 2002 and $9,634 in 2001	6,866	8,602
Goodwill, less accumulated amortization of $26,785
in both 2002 and 2001	46,340	43,035
Other assets, less accumulated amortization of
$6,708 in 2002 and $5,562 in 2001	30,262	30,509
	_______	_______
	$ 421,890	$ 343,193
	______	______
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 9,349	$ 8,429
Accrued expenses	56,279	48,108
Current installments of long-term obligations	21,800	2,750
Current installments of capital lease obligations	155	171
Derivative financial instruments	979	2,512
Income taxes payable	12,394	8,761
	_______	_______
Total current liabilities	100,956	70,731
	_______	_______

Long-term obligations, net of current installments	500,812	503,875
Capital lease and other obligations, net of
current installments	1,305	549
Deferred income taxes, net	11,908	4,363
Other noncurrent deferred,net	9,970	-
	_______	_______
	624,951	579,518
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,928
in 2002 and 70,925 in 2001	71	71
Retained deficit	(197,240)	(226,381)
Accumulated other comprehensive loss	(5,892)	(10,015)
	_______	_______
	(203,061)	(236,325)
	_______	_______

	$ 421,890	$ 343,193
	______	______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue:
Rental and service	$ 116,051	$ 93,432	$ 325,061	$ 261,788
Sales and other	34,437	24,003	89,676	67,507
	_______	_______	_______	_______
Total revenue	150,488	117,435	414,737	329,295
	_______	_______	_______	_______

Rental expenses	70,129	56,301	199,035	160,446
Cost of goods sold	15,263	7,550	36,632	23,433
	_______	_______	_______	_______
	85,392	63,851	235,667	183,879
	_______	_______	_______	_______
Gross profit	65,096	53,584	179,070	145,416

Selling, general and administrative expenses	38,698	30,057	101,970	80,877
	_______	_______	_______	_______
Operating earnings	26,398	23,527	77,100	64,539

Interest income	169	53	278	243
Interest expense	(10,185)	(11,073)	(30,877)	(34,367)
Foreign currency gain (loss)	(395)	(754)	2,053	(2,000)
	_______	_______	_______	_______
Earnings before income taxes	15,987	11,753	48,554	28,415

Income taxes	6,884	4,936	19,422	11,934
	_______	_______	_______	_______
Net earnings	$ 9,103	$ 6,817	$ 29,132	$ 16,481
	_____	_____	_____	_____

Earnings per common share	$ 0.13	$ 0.10	$ 0.41	$ 0.23
	_____	_____	_____	_____
Earnings per common share --
assuming dilution	$ 0.12	$ 0.09	$ 0.38	$ 0.22
	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,928	70,917	70,927	70,916
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	77,664	74,255	77,674	73,520
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,

	2002	2001
Cash flows from operating activities:
Net earnings	$ 29,132	$ 16,481
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	24,176	22,054
Amortization	2,883	4,838
Provision for uncollectible accounts receivable	6,946	8,467
Amortization of deferred gain on sale of KCI Tower	(171)	-
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(22,973)	(27,982)
Decrease (increase) in inventories	1,351	(14,051)
Increase in prepaid expenses and other	(7,972)	(4,075)
Increase in accounts payable	884	4,064
Increase in accrued expenses	8,475	8,220
Increase in income taxes payable	3,510	10,719
Increase (decrease) in deferred income taxes, net	6,604	(3,684)
	______	______
Net cash provided by operating activities	52,845	25,051
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(43,842)	(29,158)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	2,400	(4,300)
Dispositions of property, plant and equipment	2,598	2,079
Proceeds from sale of KCI headquarters facility	17,924	-
Businesses acquired in purchase transactions, net of cash	(3,596)	(80)
Increase in other assets	(842)	(2,337)
	______	______
Net cash used by investing activities	(25,358)	(33,796)
	______	______
Cash flows from financing activities:
Borrowings of notes payable, long-term,
capital lease and other obligations	16,700	11,276
Proceeds from exercise of stock options	8	6
	______	______
Net cash provided by financing activities	16,708	11,282
	______	______
Effect of exchange rate changes on cash and cash equivalents	513	(232)
	______	______
Net increase in cash and cash equivalents	44,708	2,305
Cash and cash equivalents, beginning of period	199	2,139
	______	______
Cash and cash equivalents, end of period	$ 44,907	$ 4,444
	______	______
Supplemental disclosure of cash flow information:
Cash paid during the first nine months for:
Interest	$ 24,508	$ 28,319
Income taxes	$ 12,603	$ 5,606

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

(2)      ACQUISITIONS AND DISPOSITIONS

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

      In August 2002, the Company sold its headquarters facility under a sales/leaseback arrangement. The facility was sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.1 million. The deferred gain will be amortized over the term of the lease, of which approximately $170,000 was recognized as income through September 30, 2002. The initial lease term is 10 years and requires annual minimum lease payments ranging from $3.2 million to $3.8 million. The Company has two options to renew the lease for a term of three or five years each. Rental expense of $589,000 was recognized as of September 2002. The following table indicates the estimated cash lease payments, inclusive of executory costs, for the years set forth below (dollars in thousands):

Estimated
Year ended	Cash Lease
December 31,	Payments

2002	$ 1,290
2003	$ 3,232
2004	$ 3,311
2005	$ 3,390
2006	$ 3,470
2007 and thereafter	$ 20,624
_______
$ 35,317

(3)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2002	2001

Trade accounts receivable:
Facilities / dealers	$ 84,293	$ 73,088

Third-party payers:
Medicare / Medicaid	28,062	22,006
Managed Care commercial and other	48,774	40,375
	_______	_______
	161,129	135,469
Medicare V.A.C. receivables prior to
October 1, 2000	14,351	14,351
Employee and other receivables	1,927	2,075
	_______	_______
	177,407	151,895

Less: Allowance for doubtful receivables	(24,316)	(16,180)
Allowance for Medicare V.A.C.
receivable prior to October 1, 2000	(14,351)	(14,351)
	_______	_______
	$ 138,740	$ 121,364
	______	______

(4)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	September 30,	December 31,
	2002	2001

Finished goods	$ 15,550	$ 11,244
Work in process	2,421	3,540
Raw materials, supplies and parts	31,234	37,081
	______	______
	49,205	51,865
Less: Amounts expected to be converted
into equipment for short-term rental	(8,400)	(10,800)
Reserve for excess and obsolete
inventory	(1,313)	(899)
	______	______
	$ 39,492	$ 40,166
	______	______

(5)      LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (dollars in thousands):

	September 30,	December 31,
	2002	2001
Senior Credit Facilities:
Revolving bank credit facility	$ -	$ 11,800
Term loans:
Tranche A due 2003	27,500	27,500
Tranche B due 2004	85,725	86,400
Tranche C due 2005	85,725	86,400
Tranche D due 2006	93,812	94,525
Tranche E due 2005	29,850	-
	_______	_______
	322,612	306,625
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	_______	_______
	522,612	506,625
Less current installments	(21,800)	(2,750)
	_______	_______
	$ 500,812	$ 503,875
	______	______

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

      As of September 30, 2002, indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C and Tranche E Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.00% in respect of Tranche A Term Loans and Revolving Loans, 2.75% in respect of Tranche B Term Loans, 3.00% in respect of the Tranche C and Tranche E Term Loans and 2.875% in respect to the Tranche D Term Loans. Revolving Loans designated in foreign currency bear interest at a rate based upon the cost of funds for such loans plus 2.00%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of September 30, 2002, these agreements effectively fix the base-borrowing rate on 77.5% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $1.2 million and $743,000 in the first nine months of 2002 and 2001, respectively. Subsequent to the end of the third quarter, the Company entered into two new interest rate swap agreements. For further discussion of derivatives and the related subsequent event (See Notes 11 and 12).

      The Term Loans, other than Tranches D and E, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Tranche E Term Loan amortizes at 1% per year beginning September 30, 2002 with a final payment of $29.0 million due December 31, 2005. The Company may borrow additional funds under the Revolving Credit Facility at any time up to the borrowing limits thereunder. At September 30, 2002, the Company had no revolving loans outstanding, however, the Company had four Letters of Credit in the amount of $8.7 million, resulting in aggregate availability under the Revolving Credit facility of $41.3 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At September 30, 2002, the Company was in compliance with all applicable covenants.

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

      As of September 30, 2002, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

(6)      ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company has applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over an estimated useful life. Rather, goodwill and indefinite-lived intangible assets are subject to an assessment for impairment at least annually. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives continue to be amortized over their useful lives. Goodwill and indefinite-lived intangibles were tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually, beginning in the fourth quarter of 2002.

      Goodwill, net of accumulated amortization, was $46.3 million at September 30, 2002, compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002 (See Note 2). Goodwill represented 11.0% and 12.5% of total assets at September 30, 2002 and December 31, 2001, respectively. For further discussion of goodwill, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies.

      The following table shows the effect of the adoption of SFAS 142 on the Company's net income as of September 30, 2001 as if the adoption had occurred on January 1, 2001 (dollars in thousands, except per share data):

Pro Forma
	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Net earnings - as reported	$ 6,817	$ 16,481
Amortization adjustment	843	2,529
	_____	_____
Adjusted net earnings	$ 7,660	$ 19,010
	____	____

Earnings per common share - as reported	$ 0.10	$ 0.23
Amortization adjustment	0.01	0.04
	_____	_____
	$ 0.11	$ 0.27
	____	____

Earnings per common share - assuming
dilution - as reported	$ 0.09	$ 0.22
Amortization adjustment	0.01	0.04
	_____	_____
Adjusted earnings per common share -
assuming dilution	$ 0.10	$ 0.26
	____	____

      The Company has recorded amortizable intangible assets which are included in Other Assets on the Condensed Consolidated Balance Sheets. Other assets include the following (dollars in thousands):

	September 30,	December 31,
	2002	2001

Patents, trademarks and other	$ 10,611	$ 10,083
Accumulated amortization	(6,708)	(5,562)
	______	______
	3,903	4,521

Other tangible, noncurrent assets, net	26,359	25,988
	______	______

Total other assets, net	$ 30,262	$ 30,509
	______	______

      Amortization expense, related to finite-lived intangibles, was approximately $127,000 and $189,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately $1.1 million and $516,000 for the nine months ended September 30, 2002 and 2001, respectively. The Company amortizes these intangible assets over 5 to 17 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2002	$ 1,385
2003	$ 482
2004	$ 427
2005	$ 385
2006	$ 255

(7)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net earnings	$ 9,103	$ 6,817	$29,132	$16,481
	_____	_____	_____	_____
Average common shares:
Basic (weighted-average outstanding shares)	70,928	70,917	70,927	70,916
Dilutive potential common shares from stock
options	6,736	3,338	6,747	2,604
	_____	_____	_____	_____
Diluted (weighted-average outstanding
shares)	77,664	74,255	77,674	73,520
	_____	_____	_____	_____
Earnings per common share	$ 0.13	$ 0.10	$ 0.41	$ 0.23
	_____	_____	_____	_____
Earnings per common share - assuming
dilution	$ 0.12	$ 0.09	$ 0.38	$ 0.22
	_____	_____	_____	_____

(8)      COMMITMENTS AND CONTINGENCIES

      The Company is a party to several lawsuits arising in the ordinary course of its business. Provisions have been made in the Company's financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Legal Proceedings).

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

      Other than commitments for new product inventory, including disposable "for sale" products of $8.2 million, the Company has no material long-term capital commitments and can adjust its level of capital expenditures as circumstances dictate.

(9)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended September 30,

	2002	2001

Net earnings	$ 9,103	$ 6,817
Foreign currency translation adjustment	39	1,771
Net derivative income (loss), net of taxes of $34 in 2002
and $178 in 2001	63	(331)
Reclassification adjustment for losses included in
net income, net of taxes of $259 in 2002 and $226 in 2001	482	421
Reclassification adjustment for losses recognized on
termination of interest rate swap, net of taxes of $79	(147)	-
	_______	_______
Other comprehensive income	$ 9,540	$ 8,678
	______	______

	Nine months ended September 30,

	2002	2001

Net earnings	$ 29,132	$16,481
Foreign currency translation adjustment	3,531	(494)
Net derivative loss, net of taxes of $160 in 2002
and $637 in 2001	(298)	(1,183)
Reclassification adjustment for losses included in
net income, net of taxes of $697 in 2002 and $260 in 2001	1,295	483
Reclassification adjustment for losses recognized on
termination of interest rate swap, net of taxes of $227	(405)	-
	_____	_____
Other comprehensive income	$ 33,255	$15,287
	______	______

      The earnings associated with certain of the Company's foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of September 30, 2002, derivative financial instruments valued at a liability of approximately $980,000 were recorded as a result of the Company's adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of the Company's interest rate protection agreements associated with its Senior Credit Facilities (See Notes 5, 11 and 12).

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001
Revenue:
USA	$ 115,197	$ 92,493	$320,179	$ 255,689
International	35,291	24,942	94,558	73,606
	_______	_______	_______	_______
	$ 150,488	$ 117,435	$414,737	$ 329,295
	______	______	______	______

Operating Earnings:
USA	$ 38,585	$ 29,044	$103,582	$ 79,896
International	3,707	5,200	12,497	15,448
Other (1):
Executive	(2,989)	(2,983)	(7,947)	(10,051)
Finance	(4,236)	(3,106)	(11,814)	(9,585)
Manufacturing/Engineering	(1,662)	(1,718)	(5,321)	(3,142)
Administration	(7,007)	(2,910)	(13,897)	(8,027)
	_______	_______	_______	_______
Total Other	(15,894)	(10,717)	(38,979)	(30,805)
	_______	_______	_______	_______
	$ 26,398	$ 23,527	$ 77,100	$ 64,539
	______	______	______	______

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within the
       Company's Condensed Consolidated Statements of Earnings (See page 5).

(11)      DERIVATIVE FINANCIAL STATEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings, whereas the ineffective portion is recognized into income as incurred.

      The Company entered into a $150.0 million swap agreement on January 5, 2001. In accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change was necessary. The $150.0 million swap was designated as a cash flow hedge of interest payments through December 31, 2001 and qualified for the shortcut method of accounting for such derivatives. On October 1, 2001, the Company terminated its $150.0 million, 5.36% interest rate swap and entered into a new agreement to take advantage of lower interest rates, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. The new $150.0 million swap fixed the variable rate debt at 3.57% per annum and was designated as a hedge of interest payments effective October 1, 2001 through December 31, 2002. The amount included in other comprehensive income as of September 30, 2001 continues to be recognized over the original date through which interest payments were hedged, because the hedged item (interest payments) continues to exist. In addition, accumulated other comprehensive loss was reduced by approximately $550,000 as a loss on termination of interest rate swap during 2001, and increased by approximately $400,000 during 2002.

      Although no cash was exchanged, the new $150.0 million swap does not qualify for the shortcut method because the fair value of the new swap was not zero at inception (it had a negative value). The Company has elected to use the "hypothetical derivative" method to measure effectiveness, which allows the Company to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of September 30, 2002, the hedged cash flows offset the change in the fair value of expected cash flows by 103.0%. As a result, the hedge was deemed to be "highly effective". Hedge ineffectiveness, of approximately $15,000, in the third quarter of 2002 was immaterial and recognized as an increase of interest expense. The ineffectiveness was approximately $14,000 in the first nine months of 2002. The Company will continue to mark the $150.0 million derivative to its fair value and record an offsetting amount (based upon the lesser of the cumulative change in the derivative or the cumulative change in the hypothetical derivative) in other comprehensive income, net of any related tax effects. At September 30, 2002, the fair value of the swap agreement was in an unfavorable position and was adjusted to a liability of $676,000. Accumulated other comprehensive loss was adjusted $439,000 for the net derivative liability and deferred income taxes payable was adjusted $237,000 for the tax benefit related to the derivative liability. The reclassification adjustment for the loss recognized on the termination of the interest rate swap increased accumulated other comprehensive income liability by $147,000 ($226,000 less taxes of $79,000) in the third quarter of 2002.

      On October 1, 2001, the Company also entered into a new $100.0 million swap which fixed the variable rate debt at 2.99% annually. This swap was designated as a cash flow hedge of interest payments through December 31, 2002 and qualified for the shortcut method of accounting for such derivatives. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements are the same. As of September 30, 2002, the fair value of the swap agreement was in an unfavorable position and was adjusted to a liability of $303,000. Accumulated other comprehensive loss was adjusted $197,000 for the net derivative liability and deferred income taxes payable was adjusted $106,000 for the tax benefit related to the derivative liability. Because the swap agreement is deemed to be an effective cash flow hedge, there will be no income statement impact related to the hedge ineffectiveness (See Notes 9 and 12).

(12)      SUBSEQUENT EVENTS

      On October 29, 2002, the Company entered into two new interest rate swaps. One interest rate swap fixes the base-borrowing rate on $100 million of the Company's variable rate debt at 1.7450% per annum and is effective December 31, 2002 through December 31, 2003. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.3750% annually and is effective December 31, 2002 through December 31, 2004. At December 31, 2002 these agreements will effectively fix the base borrowing rate on 62% of the Company's variable rate debt. The fair value of these swaps at inception was zero. However, due to subsequent movements in interest rates, as of October 31, 2002 the fair value of the one-year, 1.7450% swap and two-year, 2.3750% swap were ($151,732) and ($429,156), respectively (See notes 5 and 11).

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

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, its guarantor subsidiaries and its non-guarantor subsidiaries as of September 30, 2002 and December 31, 2001 and the related condensed consolidating statements of earnings for the three and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, respectively (See pages 17 to 24).

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
September 30, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ 34,340	$ 10,567	$ -	$ 44,907
Accounts receivable, net	-	116,200	31,743	(9,203)	138,740
Inventories, net	-	21,649	17,843	-	39,492
Prepaid expenses and other
current assets	-	14,103	3,206	-	17,309
	________	________	________	________	________
Total current assets	-	186,292	63,359	(9,203)	240,448
	________	________	________	________	________
Net property, plant and equipment	-	91,971	20,096	(14,093)	97,974
Loan issuance cost, net	-	6,866	-	-	6,866
Goodwill, net	-	38,703	7,637	-	46,340
Other assets, net	-	29,247	1,015	-	30,262
Intercompany investments and
advances	(203,061)	514,775	18,003	(329,717)	-
	________	________	________	________	________
	$ (203,061)	$ 867,854	$110,110	$ (353,013)	$ 421,890
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):

Accounts payable	$ -	$ 5,418	$ 3,931	$ -	$ 9,349
Accrued expenses	-	44,438	11,841	-	56,279
Current installments of long-
term obligations	-	21,800	-	-	21,800
Intercompany payables	-	24,307	-	(24,307)	-
Current installments of capital
lease obligations	-	155	-	-	155
Derivative financial instruments		979	-	-	979
Income taxes payable	-	7,085	5,309	-	12,394
	________	________	________	________	________
Total current liabilities	-	104,182	21,081	(24,307)	100,956
	________	________	________	________	________
Long-term obligations, net of
current installments	-	500,812	-	-	500,812
Capital lease and other obligations,
net of current installments	-	1,278	27	-	1,305
Deferred income taxes, net	-	22,608	-	(10,700)	11,908
Other deferred, net	-	9,970	-	-	9,970
	________	________	________	________	________
Total liabilities	-	638,850	21,108	(35,007)	624,951
Shareholders' equity (deficit)	(203,061)	229,004	89,002	(318,006)	(203,061)
	________	________	________	________	________

	$ (203,061)	$ 867,854	$110,110	$ (353,013)	$ 421,890
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2001 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:

Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,301	$ (5,102)	$ 199
Accounts receivable, net	-	115,368	25,092	(19,096)	121,364
Inventories, net	-	22,432	17,734	-	40,166
Prepaid expenses and other
current assets	-	4,550	4,787	-	9,337
	_________	________	________	________	________
Total current assets	-	142,350	52,914	(24,198)	171,066

Net property, plant and equipment	-	93,893	9,184	(13,096)	89,981
Loan issuance cost, net	-	8,602	-	-	8,602
Goodwill, net	-	39,381	3,654	-	43,035
Other assets, net	-	29,227	1,282	-	30,509
Intercompany investments and
advances	(236,325)	500,348	24,291	(288,314)	-
	_________	________	________	________	________
	$ (236,325)	$813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):

Accounts payable	$ -	$ 10,213	$ 3,318	$ (5,102)	$ 8,429
Accrued expenses	-	35,471	12,637	-	48,108
Current installments of long-
term obligations	-	2,750	-	-	2,750
Intercompany payables	-	39,584	-	(39,584)	-
Current installments of capital
lease obligations	-	171	-	-	171
Derivative financial instruments	-	2,512	-	-	2,512
Income taxes payable	-	7,227	1,534	-	8,761
	_________	________	________	________	________
Total current liabilities	-	97,928	17,489	(44,686)	70,731
	_________	________	________	________	________
Long-term obligations, net of
current installments	-	503,875	-	-	503,875
Capital lease and other obligations,
net of current installments	-	549	-	-	549
Deferred income taxes, net	-	15,186	-	(10,823)	4,363
	_________	________	________	________	________
	-	617,538	17,489	(55,509)	579,518
Shareholders' equity (deficit)	(236,325)	196,263	73,836	(270,099)	(236,325)
	_________	________	________	________	________
	$ (236,325)	$813,801	$ 91,325	$(325,608)	$ 343,193
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 92,866	$ 23,185	$ -	$ 116,051
Sales and other	-	27,696	12,085	(5,344)	34,437
	________	________	________	________	________
Total revenue	-	120,562	35,270	(5,344)	150,488
	________	________	________	________	________
Rental expenses	-	49,678	20,451	-	70,129
Cost of goods sold	-	14,016	4,697	(3,450)	15,263
	________	________	________	________	________
	-	63,694	25,148	(3,450)	85,392
	________	________	________	________	________
Gross profit	-	56,868	10,122	(1,894)	65,096

Selling, general and administrative
expenses	-	35,505	3,193	-	38,698
	________	________	________	________	________
Operating earnings	-	21,363	6,929	(1,894)	26,398

Interest income	-	112	57	-	169
Interest expense	-	(10,185)	-	-	(10,185)
Foreign currency loss	-	(392)	(3)	-	(395)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	10,898	6,983	(1,894)	15,987
Income taxes	-	3,304	4,399	(819)	6,884
	________	________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	7,594	2,584	(1,075)	9,103
Equity in earnings of subsidiaries	9,103	2,584	-	(11,687)	-
	________	________	________	________	________
Net earnings	$ 9,103	$ 10,178	$ 2,584	$ (12,762)	$ 9,103
	______	______	______	______	______

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

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 262,373	$ 62,688	$ -	$ 325,061
Sales and other	-	74,383	31,823	(16,530)	89,676
	________	________	________	________	________
Total revenue	-	336,756	94,511	(16,530)	414,737
	________	________	________	________	________
Rental expenses	-	143,152	55,883	-	199,035
Cost of goods sold	-	35,415	11,731	(10,514)	36,632
	________	________	________	________	________
	-	178,567	67,614	(10,514)	235,667
	________	________	________	________	________
Gross profit	-	158,189	26,897	(6,016)	179,070

Selling, general and administrative
expenses	-	93,118	8,852	-	101,970
	________	________	________	________	________
Operating earnings	-	65,071	18,045	(6,016)	77,100

Interest income	-	133	145	-	278
Interest expense	-	(30,877)	-	-	(30,877)
Foreign currency gain (loss)	-	2,167	(114)	-	2,053
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	36,494	18,076	(6,016)	48,554
Income taxes	-	13,645	8,183	(2,406)	19,422
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	22,849	9,893	(3,610)	29,132
Equity in earnings
of subsidiaries	29,132	9,893	-	(39,025)	-
	________	________	________	________	________
Net earnings	$ 29,132	$ 32,742	$ 9,893	$ (42,635)	$ 29,132
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the nine months ended September 30, 2001
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	And Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
REVENUE:

Rental and service	$ -	$ 209,958	$ 51,830	$ -	$ 261,788
Sales and other	-	53,565	19,758	(5,816)	67,507
	________	________	________	________	________
Total revenue	-	263,523	71,588	(5,816)	329,295
	________	________	________	________	________
Rental expenses	-	120,595	39,851	-	160,446
Cost of goods sold	-	22,737	6,248	(5,552)	23,433
	________	________	________	________	________
	-	143,332	46,099	(5,552)	183,879
	________	________	________	________	________
Gross profit	-	120,191	25,489	(264)	145,416

Selling, general and administrative
expenses	-	75,575	5,302	-	80,877
	________	________	________	________	________
Operating earnings	-	44,616	20,187	(264)	64,539

Interest income	-	167	76	-	243
Interest expense	-	(34,367)	-	-	(34,367)
Foreign currency loss	-	(1,835)	(165)	-	(2,000)
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	8,581	20,098	(264)	28,415
Income taxes	-	5,222	6,822	(110)	11,934
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	-	3,359	13,276	(154)	16,481
Equity in earnings of subsidiaries	16,481	13,277	-	(29,758)	-
	________	________	________	________	________
Net earnings	$ 16,481	$ 16,636	$ 13,276	$ (29,912)	$ 16,481
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 29,132	$ 32,742	$ 9,893	$ (42,635)	$ 29,132
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(29,132)	14,231	4,611	34,003	23,713
	________	________	________	________	________
Net cash provided by operating
activities	-	46,973	14,504	(8,632)	52,845
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(27,204)	(17,988)	1,350	(43,842)
Decrease in inventory to be converted
into equipment for short-term rental	-	2,400	-	-	2,400
Dispositions of property, plant and
equipment	-	1,719	879	-	2,598
Proceeds from sale of KCI Tower		17,924	-	-	17,924
Businesses acquired in purchase
transactions, net of cash acquired	-	-	(3,596)	-	(3,596)
Increase in other assets	-	(722)	(120)	-	(842)
	________	________	________	________	________
Net cash used by investing
activities	-	(5,883)	(20,825)	1,350	(25,358)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long-term,
capital lease and other obligations	-	16,673	27	-	16,700
Proceeds from exercise of stock options	8	-	-	-	8
Proceeds (borrowings) on intercompany
investments and advances	(6,128)	(17,815)	6,343	17,600	-
Other	6,120	(5,608)	5,217	(5,729)	-
	________	________	________	________	________
Net cash provided (used) by
financing activities	-	(6,750)	11,587	11,871	16,708
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	513	513
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	34,340	5,266	5,102	44,708
Cash and cash equivalents,
beginning of period	-	-	5,301	(5,102)	199
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ 34,340	$ 10,567	$ -	$ 44,907
	______	______	______	______	______

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
Increase in inventory to be converted
into equipment for short-term rental	-	(4,300)	-	-	(4,300)
Dispositions of property, plant and
equipment	-	1,168	911	-	2,079
Business acquired in purchase
transactions, net of cash acquired	-	-	(80)	-	(80)
Decrease (increase) in other assets	-	(2,365)	28	-	(2,337)
	________	________	________	________	________
Net cash used by investing
activities	-	(30,544)	(4,832)	1,580	(33,796)
	________	________	________	________	________
Cash flows from financing activities:
Borrowings of notes payable, long term,
capital lease and other obligations	-	11,276	-	-	11,276
Proceeds from exercise of stock options	6	-	-	-	6
Proceeds (borrowings) on intercompany
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

      All of the forward-looking statements contained in this report are based on estimates and assumptions made by management of the Company. These estimates and assumptions reflect management's best judgment based on currently known market trends and other factors. Although management believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond the Company's control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and the Company cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter of 2002 Compared to Third Quarter of 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year (dollars in thousands):

	Three Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	Pct
Revenue:
Rental and service	77%	80%	$ 22,619	24%
Sales and other	23	20	10,434	43
	_______	_______	_______
Total revenue	100	100	33,053	28

Rental expenses	47	48	13,828	25
Cost of goods sold	10	6	7,713	102
	_______	_______	_______
Gross profit	43	46	11,512	21
Selling, general and administrative
expenses	25	26	8,641	29
	_______	_______	_______
Operating earnings	18	20	2,871	12

Interest income	-	-	116	219
Interest expense	(7)	(9)	888	8
Foreign currency	-	(1)	359	48
	_______	_______	_______
Earnings before income taxes	11	10	4,234	36

Income taxes	5	4	1,948	39
	_______	_______	_______
Net earnings	6%	6%	$ 2,286	34%
	______	______	______

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended
	September 30,
			Variance
	2002	2001	Percent

USA
V.A.C.	$ 70,853	$ 45,389	56%
Surfaces / Other	44,344	47,104	(6)
	_______	_______
Subtotal	115,197	92,493	25
	_______	_______
International
V.A.C.	12,833	6,227	106
Surfaces / Other	22,458	18,715	20
	_______	_______
Subtotal	35,291	24,942	41
	_______	_______
Total revenue	$ 150,488	$ 117,435	28%
	______	______

Total Revenue:  Total revenue in the third quarter of 2002 was $150.5 million, an increase of $33.1 million, or 28.1%, from the prior-year period due to increased demand for the V.A.C. wound healing device. Rental revenue of $116.1 million increased $22.6 million, or 24.2%, from the third quarter of 2001 while sales revenue of $34.4 million increased $10.4 million, or 43.5%, compared to the same period one year ago.

      Total domestic revenue for the third quarter of 2002 was $115.2 million, up $22.7 million, or 24.5%, from the prior-year quarter due to increased V.A.C. revenue. Domestic rental revenue of $92.9 million increased $17.2 million, or 22.8%, due primarily to increased usage of the V.A.C. wound-healing device, particularly in the home care setting. Domestic surface rentals declined $2.0 million, or 5.1%, for the quarter compared to the prior year due primarily to lower demand in the extended and home care markets combined with lower average daily pricing. Average domestic surface units on-rent during the three-month period declined 4.0% compared to the prior-year period. Average acute care surfaces rented during the period increased 2.7% compared to the prior year due principally to higher demand for bariatric products. Average extended care surfaces rented during the period decreased 15.3% compared to the prior year and home care surface units declined 21.3% year-to-year.

      Domestic sales revenue was $22.3 million for the third quarter of 2002, an increase of $5.5 million, or 32.4%, from the prior-year period. This increase was due to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products, wraps and dressings and lower extended care sales. The V.A.C. growth was attributable to increased rental demand.

      Revenue from the Company's international operating unit, including the effects of any foreign currency exchange rate fluctuations, increased approximately $10.4 million, or 41.5%, to $35.3 million in the third quarter of 2002. Rental revenue of $23.2 million, internationally, increased approximately $5.4 million, or 30.2%, from the prior-year period while international sales revenue for the quarter of $12.1 million increased approximately $4.9 million, or 69.7%. The rental revenue increase reflects growth in the V.A.C. product lines, higher patient surface rental units and favorable currency exchange fluctuations. Growth in demand for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand and favorable currency exchange fluctuations. On a constant exchange basis, total international revenue increased $8.2 million, or 32.8%, rental revenue increased $4.0 million, or 22.2%, and sales revenue increased $4.2 million, or 59.1%.

      Worldwide V.A.C. revenue for the third quarter of 2002 was $83.7 million, an increase of $32.1 million, or 62.1%, from the prior-year quarter. Domestic V.A.C. revenue of $70.9 million increased

$25.5 million, or 56.1%, in the current quarter while international V.A.C. revenue of $12.8 million grew $6.6 million, or 106.1%, compared to the year-ago period. These revenue increases resulted from a higher volume of placements during the period across all care settings.

      Total revenue excluding V.A.C. i.e. revenue from surfaces and vascular devices for the third quarter of 2002 was $66.8 million, an increase of $1.0 million, or 1.5% compared to the prior-year quarter. Domestic non-V.A.C. revenue of $44.3 million was down $2.8 million compared to the third quarter of 2001 due primarily to lower rental demand in the extended and home care markets, combined with lower sales volumes in vascular and extended care surface products. International non-V.A.C. revenue of $22.5 million was up approximately $3.8 million, or 20.0%, due primarily to higher surface rentals in Canada, Germany, Italy and France, along with higher sales in the United Kingdom, Canada , France and Austria.

Rental Expenses:  Rental, or "field", expenses of $70.1 million increased $13.8 million, or 24.6%, from $56.3 million in 2001. The third quarter field expense increase was due primarily to increased labor, marketing, product licensing, parts and supplies, expenses directly associated with the growth in V.A.C. revenue. Field expenses for the 2002 third quarter represented 60.4% of total rental revenue compared to 60.3% in the prior year. This relative increase is primarily attributable to investments in the international sales force which has lowered short-term sales labor productivity.

Cost of Goods Sold:  Cost of goods sold of $15.3 million in the third quarter of 2002 increased $7.7 million, or 102.2%, from $7.6 million in the prior-year period due to higher sales volumes, particularly related to use of the V.A.C., and higher inventory reserve provisions related to surface products. Sales margins decreased to 55.7% in the third quarter of 2002 as compared to 68.5% in the prior year due, to a combination of the increased obsolescence reserve provisions and an increase in V.A.C. home placements covered by managed care and insurance. Managed care providers generally prefer an all-inclusive per diem rate which covers the cost of the rental and all disposables used. This per diem rate is booked as rental revenue and is not allocated between rentals and sales. The cost of dressings and canisters associated with these placements were recorded in cost of goods sold, although the associated revenue was not booked as sales revenue.

Gross Profit:  Gross profit increased $11.5 million, or 21.5%, to $65.1 million in the third quarter of 2002 from $53.6 million in the third quarter of the prior year due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. Gross profit margin in the third quarter of 2002 was 43.3%, down from 45.6% in the third quarter of 2001, due primarily to the international labor force investments mentioned previously combined with higher cost of goods sold in this period.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $8.6 million, or 28.7%, to $38.7 million in the third quarter of 2002 from $30.1 million in the third quarter of 2001. This increase was due primarily to higher administrative labor costs, i.e., claims billing costs and consulting associated with the increased usage of the V.A.C. product line. In addition, the third quarter included approximately $3.0 million of legal expenses associated with the antitrust lawsuit filed against Hillenbrand Industries, which was tried during the quarter.

      Incentive compensation and depreciation expense were also higher in the current-year quarter when compared to the third quarter of 2001. The current year also reflects an accounting change which requires that goodwill and indefinite-lived intangible assets no longer be amortized ratably over the estimated useful life of the asset. The effect of this change in the third quarter of 2002 was to lower goodwill amortization by approximately $840,000 compared to the prior year (See Note 6 of Notes to Condensed Consolidated Financial Statements). On a comparable basis, selling, general and administrative expenses represented 25.7% of total revenue in the third quarter of 2002 compared to 25.6% in the third quarter of 2001.

Operating Earnings:  Operating earnings for the period increased $2.9 million, or 12.2%, to $26.4 million compared to $23.5 million in the prior-year quarter. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher operating costs, cost of goods sold and the costs of the antitrust litigation.

EBITDA: The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA, as defined in the Senior Credit Agreement, for the third quarter of 2002 was comprised of the following (dollars in thousands):

	Three months ended September 30,

	2002	2001

Operating Earnings	$26,398	$ 23,527

Add: Depreciation	8,690	7,445

Amortization	127	1,051

Interest Income	169	53

	_______	_______
EBITDA	$35,384	$ 32,076
	______	______

      EBITDA for the third quarter of 2002 increased $3.3 million, as 10.3%, from the prior year due primarily to the increase in operating earnings, which resulted directly from growth in V.A.C. revenue for the three-month period.

Interest Expense:  Interest expense in the third quarter of 2002 was $10.2 million compared to $11.1 million in the prior-year quarter. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities (See Note 5 of Notes to Condensed Consolidated Financial Statements).

Net Earnings:  Net earnings for the third quarter of 2002 increased $2.3 million, or 33.5%, from the prior-year period to $9.1 million due to the increase in operating earnings discussed previously. Effective tax rates for the third quarter of 2002 and 2001 were 43.1% and 42.0%, respectively.

Results of Operations

First Nine Months of 2002 Compared to First Nine Months of 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year (dollars in thousands):

	Nine Months Ended September 30,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	Pct
Revenue:
Rental and service	78%	79%	$ 63,273	24%
Sales and other	22	21	22,169	33
	_______	_______	_______
Total revenue	100	100	85,442	26

Rental expenses	48	49	38,589	24
Cost of goods sold	9	7	13,199	56
	_______	_______	_______
Gross profit	43	44	33,654	23
Selling, general and administrative
expenses	24	24	21,093	26
	_______	_______	_______
Operating earnings	19	20	12,561	19

Interest income	-	-	35	14
Interest expense	(7)	(10)	3,490	10
Foreign currency	-	(1)	4,053	203
	_______	_______	_______
Earnings before income taxes	12	9	20,139	71

Income taxes	5	4	7,488	63
	_______	_______	_______
Net earnings	7%	5%	$ 12,651	77%
	____	____	____

      The Company's revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Nine months ended
	September 30,
			Variance
	2002	2001	Percent
USA
V.A.C.	$186,369	$114,199	63%
Surfaces / Other	133,810	141,490	(5)
	_______	_______
Subtotal	320,179	255,689	25
	_______	_______
International
V.A.C.	31,046	16,604	87
Surfaces / Other	63,512	57,002	11
	_______	_______
Subtotal	94,558	73,606	28
	_______	_______
Total revenue	$414,737	$329,295	26%
	______	______

Total Revenue:  Total revenue in the first nine months of 2002 was $414.7 million, an increase of $85.4 million, or 25.9%, from the prior-year period due to increased demand for the V.A.C. wound healing device. Rental revenue of $325.1 million increased $63.3 million, or 24.2%, from the first nine months of 2001 while sales revenue of approximately $89.6 million increased approximately $22.1 million, or 32.8%, compared to the same period one year ago.

      Total domestic revenue for the first nine months of 2002 was $320.2 million, up $64.5 million, or 25.2%, from the prior-year period due to increased V.A.C. revenue. Domestic rental revenue of $262.4 million increased $52.4 million, or 25.0%, due primarily to increased usage of the V.A.C. Domestic surface rentals decreased $5.1 million, or 4.3%, from the prior year due to lower unit volume in the extended and home care markets and lower average pricing, due, in part, to the Novation Contract extension which became effective September 2001. Average domestic surface units on-rent for the first nine months of 2002 declined 1.9% as compared to the prior year. Average acute care surfaces increased 3.3% compared to the prior year due primarily to higher utilization of bariatric surfaces. Average extended care surfaces, however, decreased by 8.4% compared to the prior period and home care surface rental units decreased 21.3%.

      Domestic sales revenue was $57.8 million for the first nine months of 2002, an increase of $12.1 million, or 26.4%, from the prior-year period. This increase was due primarily to increased V.A.C. disposable sales which were partially offset by lower sales of vascular products, wraps and lower sales in the extended and home care markets. The V.A.C. growth was attributable to increased rental demand.

      Revenue from the Company's international operating unit, including the effects of any foreign currency exchange rate fluctuations, increased approximately $20.9 million, or 28.5%, to approximately $94.5 million in first nine months of 2002. International rental revenue of $62.7 million increased $10.9 million, or 20.9%, from 2001 and sales revenue of approximately $31.8 million for the first nine months was up approximately $10.0 million, or 46.4%, compared to the prior year. The rental revenue increase reflects higher therapy surface rental units in use in a majority of markets and growth in the V.A.C. product lines. Growth in demand for the period, primarily in overlays and the V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased V.A.C. demand. On a constant exchange basis, total international revenue increased $19.0 million, or 25.8%, rental revenue increased $9.6 million, or 18.6%, and sales revenue increased $9.4 million, or 43.0%.

      Worldwide V.A.C. revenue for the first nine months of 2002 was $217.4 million, an increase of $86.6 million, or 66.2%, from the prior-year period. Domestic V.A.C. revenue of $186.4 million increased $72.2 million, or 63.2%, in the current-year period while international V.A.C. revenue of $31.0 million grew $14.4 million, or 87.0%, compared to the prior year.

      Total revenue excluding V.A.C. i.e. revenue from surfaces and vascular devices was $197.3 million, a decrease of approximately $1.2 million, or 0.6%, from the first nine months of 2001. Domestic non-V.A.C. revenue of $133.8 million was down $7.7 million, or 5.4%, compared to the first nine months of 2001 due primarily to lower rental demand in the extended care and home care markets, lower rental prices resulting from implementation of the new Novation contract, and lower sales volumes in vascular and home care surface products. International non-V.A.C. revenue of $63.5 million was up $6.5 million, or 11.4%, due primarily to higher rentals in Canada, Germany, Italy, France and Australia, and higher sales in the United Kingdom, Austria, Belgium, Canada and Australia, which were partially offset by lower sales in Germany.

Rental Expenses:  Rental, or "field", expenses of $199.0 million increased $38.6 million, or 24.1%, from $160.4 million in the prior-year period. The field expense increase was due primarily to increased labor, marketing, parts, disposables and product licensing expenses directly associated with the growth in V.A.C. revenue. Field expenses for the first nine months of 2002 represented 61.2% of total rental revenue compared to 61.3% in the first nine months of 2001.

Cost of Goods Sold:  Cost of goods sold of $36.6 million in the first nine months of 2002 increased $13.2 million, or 56.3%, from $23.4 million in the prior-year period due to higher sales volumes particularly related to use of the V.A.C. and higher inventory reserve provisions related to surface products. Sales margins decreased to 59.2% in the first nine months of 2002 as compared to 65.3% in the prior-year period due, in part, to higher sales activity in the home care setting, a portion of which is reimbursed by managed care and private insurance organizations. Managed care providers generally prefer an all-inclusive per diem rate which covers the cost of the rental and all disposables used. This per diem rate is booked as rental revenue and is not allocated between rentals and sales. The cost of dressings and canisters associated with these placements were recorded in cost of goods sold, although the associated revenue was not booked as sales revenue.

Gross Profit:  Gross profit increased $33.7 million, or 23.1%, to $179.1 million in the first nine months of 2002 from $145.4 million in the first nine months of the prior-year period due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C. Gross profit margin in the first nine months of 2002 was 43.2%, down slightly from 44.2% in the first nine months of 2001 due primarily to higher cost of goods sold and lower margins in international as the Company opens new markets and builds associated sales infrastructures.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $21.1 million, or 26.1%, to $102.0 million in the first nine months of 2002 from $80.9 million in the first nine months of 2001. This increase was due primarily to higher administrative labor costs, i.e., claims billing costs and consulting associated with the increased usage of the V.A.C. product line. The nine months of 2002 also included approximately $4.7 million of legal expenses associated with the antitrust lawsuit filed against Hillenbrand Industries, compared to $1.6 million in the prior-year period.

      Incentive compensation, engineering, depreciation, marketing, research and development expenses and provisions for insurance expense were all higher in the current-year nine month period when compared to the first nine month period of 2001. Expenditures for research and development represented approximately 3.4% of the Company's total operating expenditures for the current nine months compared to 3.2% in the prior year.

      The first nine months of 2002 also reflect an accounting change which requires that goodwill and indefinite-lived intangible assets no longer be amortized ratably over the estimated useful life of the asset. The effect of this change in the first nine months of 2002 was to lower goodwill amortization by $2.5 million as compared to the first nine months of the prior year (See Note 6 of Notes to Condensed Consolidated Financial Statements). On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were flat in the first nine months of 2002 compared to the prior year.

Operating Earnings:  Operating earnings for the period increased $12.6 million, or 19.5%, to $77.1 million compared to $64.5 million in the prior-year period. The increase in operating earnings was directly attributable to the increase in revenue, largely offset by higher operating costs and expenses.

EBITDA:  The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). EBITDA, as defined in the Senior Credit Agreement, for the first nine months of 2002 was comprised of the following (dollars in thousands):

	Nine months ended September 30,

	2002	2001

Operating Earnings	$ 77,100	$ 64,539

Add: Depreciation	24,176	22,054

Amortization	1,146	3,101

Interest Income	278	243

	_____	_____
EBITDA	$102,700	$ 89,937
	______	______

      EBITDA for the nine-month period ended September 30, 2002 increased $12.8 million, or 14.2%, from the prior year due to the change in operating earnings discussed above. Amortization expense was lower year-to-year due to the change in accounting for goodwill as required by Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets (See Note 6 of Notes to Condensed Consolidated Financial Statements).

Interest Expense:  Interest expense in the first nine-month period of 2002 was $30.9 million compared to $34.4 million in the prior-year period. The interest expense decrease was due to lower interest rates associated with the Company's Senior Credit Facilities (See Note 5 of to Condensed Consolidated Financial Statements).

Net Earnings:  Net earnings for the first nine months of 2002 increased $12.7 million, or 76.8%, from the prior-year period to $29.1 million due to the increase in operating earnings discussed previously. Effective tax rates for the first nine months of 2002 and 2001 were 40.0% and 42.0%, respectively.

Financial Condition

      The change in revenue and expenses experienced by the Company during the first nine months of 2002 and other factors resulted in changes to the Company's balance sheet as follows:

      Cash and cash equivalents at September 30, 2002 increased $44.7 million from December 31, 2001 due primarily to higher earnings, improved working capital management and the sale of the Company's headquarters facility in August 2002 for approximately $18.0 million.

      Net accounts receivable at September 30, 2002 increased $17.3 million, or 14.3%, to $138.7 million as compared to $121.4 million at December 31, 2001. This increase is due primarily to higher overall revenue and an increase in V.A.C.-related receivables from third-party payers including Medicare, Insurance and Managed Care Organizations ("MCO's"). Gross domestic accounts receivable from third-party payers, including governmental and non-governmental entities, increased $14.5 million, or 23.2%, compared to the prior year-end primarily due to the increase in billed but unpaid items. Gross domestic accounts receivable from acute and extended care facilities and homecare dealers were $49.1 million at September 30, 2002, up approximately $2.0 million, or 4.2%, from the prior year end. Gross international trade accounts receivable at September 30, 2002 were $35.2 million, up $9.2 million, or 35.6%, from the end of 2001. The allowance for doubtful accounts increased $8.1 million during the first nine months of 2002. For further discussion of accounts receivable, see "Critical Accounting Policies".

      Prepaid expenses at September 30, 2002 increased $8.0 million, or 85.4%, to $17.3 million as compared to $9.3 million at December 31, 2001. This increase was primarily due to the prepayment of V.A.C. patent licensing fees relating to the second-half of 2002. V.A.C. licensing fee payments are made in February and August of each year.

      Net property, plant and equipment at September 30, 2002 increased $8.0 million, or 8.9%, to $98.0 million as compared to $90.0 million at December 31, 2001. This increase was due primarily to net capital expenditures of $38.8 million, comprised mainly of rental assets and construction costs associated with a new, larger customer service facility, partially offset by depreciation expense and the sales/leaseback of the Company's headquarters facility.

      Goodwill, net of accumulated amortization, was $46.3 million at September 30, 2002, compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002. Goodwill represented 11.0% and 12.5% of total assets at September 30, 2002 and December 31, 2001, respectively (See Note 6 of Notes to Condensed Consolidated Financial Statements and "Critical Accounting Policies").

      Accrued expenses at September 30, 2002 increased $8.2 million, or 17.0%, to $56.3 million compared to $48.1 million at December 31, 2001. This increase was due to accrued interest recorded on the Company's subordinated notes and vacation and insurance accruals.

      As of September 30, 2002, a liability of approximately $980,000 related to a derivative financial instrument was recorded as a result of the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This liability was established based upon a valuation of the Company's interest rate protection agreement associated with its Senior Credit Facilities (See Notes 5 and 11 of Notes to Condensed Consolidated Financial Statements).

      Income taxes payable at September 30, 2002 of $12.4 million increased approximately $3.6 million, or 41.5%, as compared to $8.8 million at December 31, 2001. This increase was due primarily to current-period earnings.

      Long-term debt obligations, including current maturities, increased $16.0 million to $522.6 million as of September 30, 2002 due primarily to borrowings on the senior credit facility to fund working capital investments and capital expenditures, partially offset by scheduled amortization payments.

      Deferred income taxes at September 30, 2002 of $11.9 million increased $7.5 million, or 172.9%, from $4.4 million at December 31, 2001. This increase was due primarily to a shift between current and deferred taxes as a result of "return to accrual", or timing, differences.

      Net other noncurrent deferred at September 30, 2002 of $10.0 million represents the deferred gain of $10.1 million on the sale of the Company's headquarters facility, net of related amortization. This gain will be amortized over the 10-year term of the related building lease (See Note 2 of Notes to Condensed Consolidated Financial Statements).

      Accumulated other comprehensive loss at September 30, 2002 was $5.9 million as compared to $10.0 million at December 31, 2001. This decrease was due primarily to a decrease in the foreign exchange translation due to the strengthening of certain foreign currencies, i.e., the Euro, versus the U.S. Dollar in 2002.

      The Company has not used any off-balance sheet arrangements other than the investments in non-recourse leveraged leases and the Company's debt agreements contain no credit rating triggers.

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

Sources of Capital

      During the next twelve months, the Company's principal sources of liquidity are expected to be cash flows from operating activities and borrowings under the Senior Credit Facilities. Based upon the current level of operations, the Company anticipates that cash on hand, cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003.

      Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements of $86.8 million may be at risk and as a result, the Company may need to increase borrowing or refinance its debt in future periods.

      The Company's primary sources of capital have been funds from operations and its Senior Credit Facilities. At September 30, 2002, cash and cash equivalents of $44.9 million were available for general corporate purposes, of which approximately $18.0 million relates to the sale of the Company's headquarters facility in August 2002. Availability under the revolving credit facility at September 30, 2002 was $41.3 million. Also at September 30, 2002, the Company was committed to purchase approximately $8.2 million of inventory associated with new products during the next twelve months. The Company did not have any other material purchase commitments.

Working Capital

      At September 30, 2002, the Company had current assets of $240.4 million and current liabilities of $101.0 million resulting in a working capital surplus of approximately $139.4 million, compared to a surplus of $100.3 million at December 31, 2001. An increase in cash and cash equivalents and accounts receivable offset by an increase in current installments of long-term obligations accounted for the majority of this change. Operating cash flows were $52.8 million for the first nine months of 2002 compared to $25.1 million in the prior-year period. This increase was due to higher earnings and lower working capital requirements, primarily inventory, accounts receivable and deferred income taxes.

Capital Expenditures

      During the first nine months of 2002, the Company made net capital expenditures of $38.8 million compared to $31.4 million the prior-year period. The majority of this increase was due to purchases of materials for the V.A.C. and other high-demand rental products as well as expenditures related to the build-out of the Company's newly-leased customer service facility and purchases of computer hardware and software. Over the next twelve months, the Company also has commitments to purchase new product inventory, including disposable "for sale" products of $8.2 million. Other than commitments for new product inventory, the Company has no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. The Company expects future demand for medical devices and associated disposables to increase.

Debt Service

      Scheduled principal payments under the Company's Senior Credit Facilities as of September 30, 2002 are $760,000, $30.6 million and $86.8 million for the fourth quarter of 2002 and years 2003 and 2004, respectively. Based upon the current level of operations, the Company anticipates that cash on hand, cash flow from operations and the availability under its Revolving Credit Facility will be adequate to meet its anticipated cash requirements for debt repayments, working capital and capital expenditures through 2003. Due to the anticipated dramatic growth in V.A.C. demand during this period, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, the Company's ability to generate cash flow sufficient to meet its 2004 debt amortization requirements of $86.8 million may be at risk and therefore, the Company may need to increase borrowing or refinance its debt in future periods. The availability of such funding cannot be assured. Such additional borrowings would increase the Company's required payments to service debt and could negatively impact the Company's earnings and overall cash position. To address this issue, the Company is reviewing working capital management processes to reduce costs, shorten cash collection cycles and maximize cash flows.

      The Senior Credit Facilities originally totaled $400.0 million and consisted of (i) a $50.0 million six-year Revolving Credit Facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C (collectively, the "Term Loans").  On June 12, 2001, the Company entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of the Company's Senior Secured Credit Facilities. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the Acquisition Credit Facility and $26 million under the Revolving Credit Facility with the remaining proceeds used to pay fees and expenses associated with this transaction. The Revolving Loans may be repaid and reborrowed.

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

      As of September 30, 2002 indebtedness under the Senior Credit Facilities, as amended and restated, including the Revolving Credit Facility (other than certain loans under the Revolving Credit Facility designated in foreign currency) and the Term Loans, bear interest at a rate based upon (i) the Base Rate (defined as the higher of (x) the rate of interest publicly announced by Bank of America as its "reference rate" or (y) the federal funds effective rate from time to time plus 0.50%), plus 1.75% in respect of the Tranche A Term Loans and the loans under the Revolving Credit Facility (the "Revolving Loans"), 2.00% in respect of the Tranche B Term Loans, 2.25% in respect of the Tranche C and Tranche E Term Loans and 2.125% in respect of the Tranche D Term Loans, or at the Company's option, (ii) the Eurodollar Rate (as defined in the Senior Credit Facility Agreement) for one, two, three or six months, in each case plus 2.00% in respect of Tranche A Term Loans and Revolving Loans, 2.75% in respect of Tranche B Term Loans, 3.00% in respect of the Tranche C and Tranche E Term Loans and 2.875% in respect to the Tranche D Term Loans. Revolving Loans designated in foreign currency bear interest at a rate based upon the cost of funds for such loans plus 2.00%. Performance-based reductions of the interest rates under the Term Loans and the Revolving Loans are available.

      In January 2001, the Company entered into an interest rate swap which fixed the base-borrowing rate on $150 million of the Company's variable rate debt at 5.36% and was effective from January 5, 2001 through December 31, 2001. On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of September 30, 2002, these agreements effectively fix the base-borrowing rate on 77.5% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company recorded additional interest expense of approximately $1.2 million and $743,000 in the first nine months of 2002 and 2001, respectively (See Note 5 of Notes to Condensed Consolidated Financial Statements).

      The Term Loans, other than Tranches D and E, are subject to quarterly amortization payments which began on March 31, 1998. The Tranche D Term Loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Tranche E Term Loan amortizes at 1% per year beginning September 30, 2002 with a final payment of $29.0 million due December 31, 2005. The Company may borrow additional funds under the Revolving Credit Facility at any time up to the borrowing limits thereunder. At September 30, 2002, the Company had no revolving loans outstanding, however, the Company had four Letters of Credit in the amount of $8.7 million, and the aggregate availability under the Revolving Credit facility was $41.3 million.

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

      The Senior Credit Agreement requires the Company to meet certain financial tests, including minimum levels of EBITDA (as defined therein), minimum interest coverage, maximum leverage ratio and capital expenditures. The Senior Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of its assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of its properties, or undertake certain other matters customarily restricted in such agreements. At September 30, 2002, the Company is in compliance with all applicable covenants.

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

      As part of the 1997 Recapitalization transactions, the Company issued $200.0 million of 9 5/8% Senior Subordinated Notes (the "Notes") due 2007. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company and will mature on November 1, 2007. As of September 30, 2002, the entire $200.0 million of Senior Subordinated Notes was issued and outstanding. The Notes are not entitled to the benefit of any mandatory sinking fund. The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

Reimbursement

      The Company currently rents and sells the V.A.C. in all care settings and market acceptance of this product has generally exceeded the Company's expectations. This is evidenced by the significant revenue growth experienced in the six years that the product has been available domestically. Effective October 1, 2000, the Company received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. and V.A.C. disposables in the home care setting. As a result of this coverage, the Company began to place V.A.C. units with Medicare-eligible patients in the home during the fourth quarter of 2000. The V.A.C. coverage policy is somewhat complex and requires the tracking of several clinical parameters. To date, the Company has had limited audit experience under the policy.

      Although the Company has demonstrated that the V.A.C. is cost-effective, management believes that it may face increased pressure to reduce prices as the demand for V.A.C. therapy grows. Moreover, the introduction of a V.A.C.-like product into the market, despite the Company's patent estate, could significantly impact pricing for the V.A.C.

Health Insurance Portability and Accountability Act (HIPAA) Compliance

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") covers a variety of subjects which will impact the Company's business. Some of those areas include the privacy of patient health care information, the security of such information and the standardization of electronic data transactions for purposes of medical billing. The Department of Health and Human Services has promulgated HIPAA regulations which will become effective during 2003. In order to ensure its compliance with the HIPAA regulations, KCI has established a multi-disciplinary HIPAA Compliance Team which defined the legal requirements, conducted gap analyses throughout the Company and developed a comprehensive compliance plan. A HIPAA Privacy Officer and HIPAA Information Security Officer were designated to oversee the implementation plan and monitor modifications to the current and proposed regulations. The Company expects to meet the privacy compliance requirement on schedule.

      The standardization of electronic data transactions will impact the Company's business. At the present time, the Company invoices a wide variety of third party payers using a variety of standardized and individual code sets. When the mandated electronic transactions in the American National Standard Institute ("ANSI X12") format is implemented in 2003, the Company will have to transition its products and its billing to standardized code sets. In some instances, it may be difficult for the Company to differentiate between products which are covered by a single code but have different prices. The Company is beginning to work with its vendors in order to make the transition to standardized code sets as smooth as possible. However, there can be no assurance that the transition to standardized code sets will not create billing difficulties or business interruptions for the Company.

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

Critical Accounting Policies

Accounts Receivable

      The Company utilizes a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond required billing windows, are reversed out of revenue and receivables. For billed receivables, the Company generally recognizes reserves for bad debt based on the length of time that the receivables are past due. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days past due for certain payer groups. The reserve rates vary by payer group and the Company's historical experience on a weighted average basis. In addition, the Company has recorded specific reserves for bad debt when it becomes aware of a customer's inability to satisfy its debt obligations e.g., bankruptcy filings. If circumstances change (i.e., higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations), the Company's estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

Goodwill and Other Intangible Assets

      At September 30, 2002, goodwill, net of accumulated amortization, was $46.3 million, as compared to $43.0 million at December 31, 2001. This increase relates to the acquisition of Polymedics by the Company in the first quarter of 2002. Goodwill represented 11.0% and 12.5%, of total assets, at September 30, 2002 and December 31, 2001, respectively. Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, the Company applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets in its accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first quarter of 2002 and will be tested for impairment at least annually, beginning in the fourth quarter of 2002, using the prescribed two-step process. The first step is an impairment screening which compares an estimation of the fair value of a reporting unit with the reporting unit's carrying value. The Company has determined that its reporting units are to be defined as the two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If the Company determines that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized in expense at the time of the recognition.

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

Inventory

      The Company reviews its inventory balances monthly for excess and/or obsolete inventory levels. For products that are not rented, i.e., sales products, except where firm orders are on-hand, inventory quantities in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, the Company reviews both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. In addition, judgmental reserve balances are established for "high risk" items, such as, products that have a fixed shelf life.

Legal Proceedings

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against the Company in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that the Company breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which has been in effect with respect to all patent claims in this case has been lifted. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, the Company believes that its defenses to these claims are meritorious and that the litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom. On September 27, 2002, a jury found in KCI's favor. The jury found that Hillenbrand and Hill-Rom had wrongfully attempted to monopolize the specialty hospital bed market. The Company has not recorded the jury award of $173.6 million, which is subject to trebling under the federal antitrust laws, pending an anticipated appeal by Hillenbrand.

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

Interest Rate Risk

      On October 1, 2001, the Company terminated its $150 million, 5.36% interest rate swap to take advantage of lower interest rates and entered into two new interest rate swaps, which resulted in additional interest expense of $1.1 million in the fourth quarter of 2001. One interest rate swap fixes the base-borrowing rate on $150 million of the Company's variable rate debt at 3.57% per annum and is effective October 1, 2001 through December 31, 2002. The second interest rate swap fixes the rate on an additional $100 million of the Company's variable rate debt at 2.99% annually and is effective October 1, 2001 through December 31, 2002. As of September 30, 2002, these agreements effectively fix the base-borrowing rate on 77.5% of the Company's variable rate debt. As a result of the interest rate protection agreements, the Company believes that movements in short term interest rates will not materially affect the financial position of the Company for the remainder of the year.

Foreign Currency and Market Risk

      The Company has direct operations in Western Europe, Canada, Australia and South Africa and distributor relationships in many other parts of the world. The Company's foreign operations are measured in their applicable local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      The Company maintains no other derivative instruments to mitigate its exposure to translation and/or transaction risk. International operations reported operating profit of $12.5 million for the first nine months of 2002. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2002 would change the Company's net income for the first nine months of 2002 by approximately $860,000. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.    CONTROLS AND PROCEDURES

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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
99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated as of August 13, 2002 (filed as Exhibit 99.1 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.)

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
__________________________________
William M. Brown Vice President and Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Dennert O. Ware, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                             ___/s/ Dennert O. Ware____________
                                                                         Dennert O. Ware
                                                           President and Chief Executive Officer

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, William M. Brown, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                         ______/s/ William M. Brown________
                                                                         William M. Brown
                                                         Vice President and Chief Financial Officer