Form 10-K
period 2002-12-31
KINETIC CONCEPTS INC /TX/
filed 2003-03-27
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 333-42783

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes __    No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes__     No X_

The aggregate market value of the voting and non voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $3.1 million, based upon a per share price of $7.00, which was determined to be the fair market value of the Common Stock by the Board of Directors in August 2001. The registrant's common stock is not publicly traded.

As of March 24, 2003, there were 71,028,040 shares of the registrant's common stock outstanding, of which 70,480,072 were held by affiliates.

Documents Incorporated by Reference: None

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
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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

PART III.
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   ITEM 11.    EXECUTIVE COMPENSATION
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                          AND RELATED SHAREHOLDER MATTERS
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   ITEM 14.   CONTROLS AND PROCEDURES

PART IV.
   ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

KINETIC CONCEPTS, INC.

FORM 10-K

The following terms used in this report are Company trademarks: AirMaxxis™, AtmosAir™, BariAir®, BariKare®, BariMaxx II™, BariMaxx™, DynaPulse®, FirstStep®, FirstStep® Advantage, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KinAir® III, KinAir® IV, KinAir MedSurg™, Maxxis® 300, Maxxis® 400, Mini V.A.C.®, ParaDyne®, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, Roto Rest®, Roto Rest® Delta, T.R.A.C.™, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne Proventa™, TriCell®, V.A.C.®, V.A.C.® ATS™ and V.A.C.® Freedom™.

FORWARD LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

      All of the forward-looking statements contained in this report are based on estimates and assumptions made by the management of Kinetic Concepts, Inc. ("KCI", "we", "our" or "us"). These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

          - foreign and domestic economic and business conditions;
          - demographic changes;
          - government regulations and changes in, or our failure to comply with, government regulations;
          - changes in the healthcare reimbursement policies of Medicare Part B or other governmental or private payers;
          - competition;
          - the loss of any significant customers;
          - our significant indebtedness;
          - failure of new products and services to achieve market acceptance;
          - liability resulting from litigation; and
          - other factors discussed elsewhere in this document.

PART I

ITEM 1.     BUSINESS

General

      KCI provides innovative therapies for wound healing and for the treatment and prevention of complications suffered by patients as the result of immobility. Over three thousand KCI employees assist in the design, manufacture, marketing, sales, rental and service of our innovative medical devices and therapeutic systems. Patients are treated using our therapies across all care settings including acute care hospital, extended care facilities and in patients' homes.

      Our customers generally prefer to rent our systems and purchase the disposables used for patient treatment taking advantage of our capability to provide rapid, high quality service and clinical support while avoiding the high initial capital outlay associated with purchasing the systems. We have a network of over 200 service centers in North America and Europe through which we distribute and service our products. In the United States, our network gives us the capability to deliver our products to any Level I domestic trauma center within four hours.

      In 2000, we began a process to transform KCI to an advanced-technology medical device company focused on innovative devices delivering exceptional therapeutic benefits. Approximately two-thirds of our year 2000 revenue came from rentals and sales of therapeutic systems that played a supportive role in treatment protocols. By 2002, 60% of our revenue came from rentals and sales of our higher-value advanced medical devices and systems, which provide primary therapies that fundamentally improve the clinical and economic outcomes for patients with complex or life-threatening conditions. Utilizing our proprietary V.A.C. technology, we introduced two new wound healing device platforms in 2002. The V.A.C. ATS, is an acute care device designed for the treatment of complex wounds such as dehisced surgical wounds, trauma wounds, partial thickness burns, and serious pressure ulcers, and to improve the outcomes of grafting procedures. The V.A.C. Freedom provides a platform specifically tailored to the needs of extended care and home care patients with complex or chronic wounds, including post-discharge treatment of acute care wounds, and the treatment of chronic pressure sores, arterial, venous and diabetic ulcers.

      Our clinically-effective therapeutic systems include specialty hospital beds, mattress replacement systems and overlays designed to address the complications of immobility. These complications include pressure sores, pneumonia and circulatory problems, which can increase per patient treatment costs by as much as $75,000. By preventing these complications or accelerating the healing process, our therapeutic systems, combined with on-site consultation by our clinically trained staff, can significantly improve patient outcomes while reducing the cost of patient care.

      Founded by James R. Leininger, M.D., an emergency room physician, to provide better care for his patients, Kinetic Concepts, Inc. was incorporated in Texas in 1976. Our principal offices are located at 8023 Vantage Drive, San Antonio, Texas 78230 and our telephone number is (210) 524-9000.

Recent Developments

      On December 31, 2002, we settled our anti-trust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, a Hillenbrand subsidiary. Under the settlement, Hillenbrand agreed to pay KCI $250 million, $175 million of which Hillenbrand paid us on January 2, 2003. During the fourth quarter of 2002, we recorded a gain from the settlement, which net of legal expenses, added $173.3 million of pretax income and $106.4 million of net income to the 2002 results. Proceeds from this first settlement payment, net of taxes, were used to paydown indebtedness under our senior credit facility. Pursuant to the terms of the settlement, Hillenbrand will pay us an additional $75 million on January 2, 2004, unless certain conditions, such as bankruptcy or a change in control of KCI, has occurred. No accrual has been made related to the $75 million payment to be received in January 2004. (See Note 17 of Notes to Consolidated Financial Statements regarding related subsequent event.)

      We continue to experience revenue growth in wound healing devices, as we have in each of the last 3 years. Driven by continued market penetration and the introduction of new V.A.C. ATS and V.A.C. Freedom platforms, wound healing device revenue increased 65% from the prior year to $313.4 million and now accounts for approximately 54% of total revenue. Both the U.S. and international business segments contributed to this growth. In 2002, worldwide wound healing device revenue from acute and extended care grew 60% and V.A.C. home care revenue grew approximately 70%.

      The home care market accounted for approximately 45% of the wound care device business and approximately 24% of total KCI revenue in 2002. V.A.C. systems are reimbursed by both governmental (Medicare and Medicaid) and non-governmental (insurance and managed care organization) or private payers. The reimbursement process for governmental payers requires extensive documentation but can routinely be billed electronically. Optimizing the reimbursement process for private payers requires extensive contract development and administration with several hundred payers, having widely varying requirements for documentation and administrative procedures. Beginning in 2002, we have aggressively pursued contracted and participating provider relationships with the leading third-party payer contracting and billing organizations, and upgraded our third-party payer contracting and billing organization and processes. As a result, over 60 million private insurance member lives are now covered by contract. Although the complexity of this business has resulted in a slower collection cycle relative to the rest of our business, our contracting and process refinement efforts have resulted in improved collections, with home care accounts receivable from third-party payers now stable, and days revenue outstanding 26% below the peak in the first half of 2002.

Corporate Organization

      We serve our customers through two geographical segments: KCI USA, Inc. and KCI International, Inc. (See Note 13 of Notes to Consolidated Financial Statements.)

KCI USA

      With approximately 1,440 employees, our KCI USA division serves the domestic acute care, extended care and home care markets with the full range of our products. Our sales and sales support staff of approximately 650 individuals are organized by care setting, and are generally responsible for the complete range of products for each account. Since physicians and nurses are critical to adoption and use of advanced medical devices, a major element of the sales force's responsibility is to introduce and train these medical practitioners in the applications of our products, including the specific knowledge necessary to assure that the use of KCI's devices results in optimal clinical and economic outcomes. In 2002, the sales organization made over 85,000 contacts with these targeted clinical decision-makers.

      Our KCI USA sales support staff includes approximately 290 employees with medical or clinical backgrounds. The principal responsibility of approximately 185 of these clinicians is making product rounds and assisting facilities and home health agencies in developing their protocols. Our clinicians educate the hospital, long-term care facility or home health agency staff on the use of our products. The clinical staff makes approximately 200,000 product rounds annually.

      Our KCI USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. The domestic division distributes our medical devices and therapeutic systems to approximately 3,400 acute care hospitals and 4,400 extended care facilities through a network of 136 domestic service centers and also directly serves the home care market through our service center network. The KCI USA network gives us the ability to deliver our products to any major Level I domestic trauma center within four hours.

      The KCI USA division accounted for approximately 77%, 78%, and 73% of our total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

KCI International

      During 2002, our KCI International division had direct operations in 15 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, Belgium, Spain and South Africa. The international division distributes our medical devices and therapeutic systems through a network of 115 service and distribution centers, including our 15 country headquarters. Our international corporate office is located in Amsterdam, Netherlands. International manufacturing and engineering operations are based in the United Kingdom. In addition, our International division serves the demands of a growing global market through relationships with approximately 50 active independent distributors in Latin America, the Middle East, Asia and Eastern Europe. The KCI International division consists of 1,000 employees who are responsible for all sales, service and administrative functions within the various countries we serve.

      Our KCI International division accounted for approximately 23%, 22% and 27% of our total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

Clinical Applications

      Our advanced medical devices and therapeutic systems address five principal clinical applications.

Wound Healing and Tissue Repair

      Over half of our revenue is generated from medical devices for wound healing and tissue repair. Of the more than 10 million wounds treated by doctors, hospitals and clinics each year, approximately 10%-15% are complex, life threatening or difficult-to-treat conditions. KCI is the leading provider of advanced technology platforms used to treat these wounds.

      In the acute care setting, serious trauma wounds, surgically created wounds (particularly dehisced wounds), amputations (especially those resulting from complications of diabetes), burns covering a large portion of the body and serious pressure ulcers present special challenges to the physician. In addition, when surgeons use skin grafts to close wounds, a substantial portion are not fully effective - the grafts do not fully "take". Physicians and hospitals seek a therapy, which addresses the special needs of these wounds quickly, with high levels of clinical and cost effectiveness. Given the high cost and infection risk of treating these patients within inpatient settings, the ability to rapidly achieve healthy wound beds and reduce bacterial levels in the wound are particularly important. Our V.A.C. Classic and V.A.C. ATS platforms are custom designed to meet these needs.

      In the extended care and home care settings, different types of wounds - with different treatment implications - present the most significant challenges. Although a substantial number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the home setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications that interfere with the body's normal wound healing processes. Diabetic, arterial and venous insufficiency wounds and pressure ulcers arising from immobility are slow-to-heal wounds. The wounds develop due to a patient's compromised vascular and tissue repair capabilities. Because of these conditions, patients often fail to progress in healing for many months, and sometimes for several years. Normal therapies are slow to heal these wounds and often fail. The costs, both human and financial, are high. Physicians and nurses look for therapies that can "jump-start" the healing process and overcome the obstacles of the patients' compromised conditions. They also seek therapies, which are operationally efficient, especially in the home, where full-time skilled care is not available. In addition, because so many of these patients are ambulatory, they desire therapies which are minimally disruptive to their lives. Payers require faster healing and lower overall costs.

Our V.A.C., Mini V.A.C., and especially the V.A.C. Freedom platforms are custom designed to meet these needs.

Therapies to Treat Complications of Intensive Care

      Patients in intensive care units, or ICU, are being treated aggressively for life-threatening conditions. Many suffer from pulmonary complications, due directly to their conditions or stemming from their compromised conditions and immobility. Others suffer from conditions such as Acute Respiratory Distress Syndrome, which result in mortality rates of 30-40% or more. Some are in such acute distress that their organ systems are at risk of failure. Many are on some type of life-support. Because of the aggressive treatments required to address these life-threatening conditions, daily patient care costs in the ICU are high relative to treating other conditions. Our kinetic therapy systems are designed to meet the special needs of these patients and have been shown in independent clinical studies to reduce the incidence of nosocomial pneumonia, intubation time and length of stay in the ICU.

Wound Treatment and Prevention

      Our pressure relief and pressure reduction therapy systems provide therapy in the treatment of pressure sores, burns, ulcers, skin grafts and other skin conditions. Our surfaces also help prevent the formation of pressure sores, which develop in certain immobile individuals. Our beds and surfaces reduce the amount of pressure at any point on a patient's skin by using surfaces supported by air, silicon beads, foam or a viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. In addition to providing pressure relief, some of our products provide a pulsing of the surface cushions known as pulsation therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of approximately 25 degrees. This "nurse assist" feature replaces the need for nurses to manually turn and position patients.

Bariatric Care

      We also offer a unique line of bariatric products, which are designed to accommodate obese individuals by providing the support they need and enabling hospital staff to care for them in a safe and dignified manner. Our bariatric care products are used generally for patients weighing from 300 to 600 pounds, but can accommodate patients weighing up to 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. Our most sophisticated bariatric care products can serve as a bed, chair, weight scale and x-ray table, and provide therapeutic functions like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling obese patients increases the risk of worker's compensation claims by health care workers. We believe that these products enable health care personnel to treat these patients in a manner, which is safer for hospital personnel and more dignified for the patient.

Compression Therapy

      Many patients who have had hip or knee surgeries, or have diabetes or other conditions that reduce circulation, suffer from compromised vascular systems. We offer a family of non-invasive vascular compression devices that promote venous and/or lymphatic return through either sequential or intermittent compression therapy. Compression therapy has been clinically proven to improve circulation, decrease swelling in the lower extremities and reduce the incidence of blood clots. The therapy is accomplished by wrapping an inflatable cuff around a foot, leg or arm and then automatically inflating and deflating the cuff at prescribed intervals.

Products

      We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome driven therapies across multiple care settings.

Wound Healing and Tissue Repair

      We introduced two new wound healing platforms in 2002, bringing our current total to four. All four platforms incorporate our proprietary V.A.C. technology, which has been demonstrated to accelerate wound healing and reduce the cost of treating patients with complex or non-healing wounds. V.A.C. platforms are physiologically and metabolically active devices, reducing negative factors (for example, bacteria, edema and matrix metalloproteinases) which interfere with wound healing and stimulating positive healing processes (for example, re-vascularization, normal lymphatic function and the growth of fibroblasts, endothelial cells and vascular smooth muscle cells). The net effect is to accelerate granulation of the wound bed and closure of the wound.

      Each of our platforms is targeted to meet the needs of specific care settings and wound or patient requirements.

The V.A.C. ATS was introduced in 2002 to meet the acute care requirements for a flexible, easy-to-use, high-capacity system that is effective with the largest and most challenging trauma and abdominal wounds. The V.A.C. ATS platform incorporates advanced user-assist features and controls to provide flexibility to customize the treatment protocol to the requirements of different wound types and physician preferences. It also incorporates our proprietary T.R.A.C. technology, which simplifies dressing changes and provides added functionality and control of the therapy at the interface with the wound site.

The V.A.C. Freedom, also introduced in 2002, was designed to meet the requirements for a robust, lightweight, high-performance device suitable for ambulatory patients. It also incorporates advanced user-assist features and the T.R.A.C. technology in a 3.2 lbs. package adapted for convenient unobtrusive use by patients whose wounds can now be healed without inhibiting their active lives. It includes special filters that reduce wound odor, a common and embarrassing problem for many ambulatory wound patients. Its controlled drawdown feature effectively reduces the pain involved in dressing changes. While the design of the V.A.C. Freedom platform addresses the treatment needs of chronic wound patients, its added capacity also makes it a better fit for patients with higher exudating acuity wounds.

The Mini V.A.C. was specially designed for patients who need high levels of mobility. At 2.2 lbs., it provides the best solution for patients needing advanced wound healing performance in a highly portable package. It is best suited for smaller and drier wounds (many diabetic, arterial and venous stasis ulcers) due to its smaller capacity.

The V.A.C. Classic, although it lacks the advanced features of KCI's newer products, provides all the original therapeutic functionality and wound healing capability of our other platforms. For those who do not require the advanced user and operational features of KCI's newer platforms, it provides our most economical advanced wound-healing package.

Therapies to Treat Complications of Intensive Care

      Our kinetic therapy products include the TriaDyne Proventa, TriaDyne II, ParaDyne, Roto Rest Delta and PediDyne. The TriaDyne is used primarily in acute care settings and provides patients with three distinct therapies on an air suspension surface. The TriaDyne applies kinetic therapy by rotating the patient up to 45 degrees on each side and provides an industry-first feature of simultaneously turning the patient's torso and lower body in opposite directions while keeping the patient positioned in the middle of the bed. The TriaDyne also provides percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The TriaDyne is built on Stryker Corporation's critical care frame, which is well suited to an ICU environment. The ParaDyne provides therapies that are similar to the TriaDyne Proventa for customers who are trying to manage their costs by utilizing their existing hospital bed frames. The Roto Rest Delta is a specialty bed, which can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications. The Roto Rest has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis.

Wound Treatment and Prevention

      We offer a full continuum of care in therapeutic systems for wound treatment and prevention, providing pressure relief, pressure reduction or pulsation. Our pressure relief products include a variety of framed beds and overlays such as the KinAir III, KinAir MedSurg and KinAir IV (framed beds); the FluidAir Elite and FluidAir II; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage and TriCell (overlays); the AtmosAir family of mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the TheraPulse and TheraPulse II (framed beds) and the DynaPulse (overlay).

      The KinAir III, KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized silicon beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The FirstStep family of overlays is designed to provide pressure relief and help prevent and treat pressure sores. Both the AtmosAir family and the TheraRest products are for-sale mattress replacement products for the prevention of pressure sores. The proprietary AtmosAir utilizes atmospheric pressure to deliver dynamic pressure relief. The RIK mattress and the RIK overlay are static, non-powered products that provide pressure relief using a patented viscous fluid and a patented anti-shear sheet.

      The TheraPulse and TheraPulse II (framed beds) and the DynaPulse (overlay) provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulatory problems.

Bariatric Care

      Our Bariatric products provide the proper support needed by obese patients and enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir therapy system, which can serve as a bed, cardiac chair or x-ray table. The BariAir provides low air loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today. The BariKare bed is the most frequently used of KCI's bariatric products. It provides a risk management platform for patients weighing up to 850 pounds and is used primarily in hospitals. In 1996, we introduced the FirstStep Select Heavy Duty overlay which, when placed on a BariKare, provides pressure-relieving therapy. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and 400 provide a home care bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

     The newest product in the KCI Surface Continuum is the BariMaxx II. The BariMaxx II provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. Additionally, the BariMaxx II side exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. KCI's bariatric beds are now combined with an EZ-lift patient transfer system and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric offering.

Compression Therapy

      The PlexiPulse, PlexiPulse AC, the Pulse IC and the Pulse SC are non-invasive vascular compression devices that aid venous return by pumping blood from the lower extremities to help prevent deep vein thrombosis ("DVT") and re-establish microcirculation. The pumping action is created by compressing specific parts of the foot, calf or thigh with specially designed inflatable cuffs that are connected to a separate pump unit. The cuffs are wrapped around the foot, calf and/or thigh and are inflated in timed increments by the pump. The intermittent or sequential inflation compresses a group of veins in the lower limbs and boosts the velocity of blood flowing back toward the heart. This increased velocity has been clinically proven to prevent DVT, reduce edema and improve lower limb blood circulation. This portion of our business accounted for less than 10% of our total revenue in each of the last three years.

Competition

      We believe that the principal competitive factors within our markets are therapeutic efficacy, cost of care, clinical outcomes and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, sophisticated national and regional health care group purchasing organizations, or GPOs. We contract with all major proprietary and voluntary GPOs and hospital groups for all or some part of our product offering.

      The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop cost-effective new products and technologies. In wound healing and tissue repair, we compete with other treatment methods offered by a number of companies in the advanced wound care business. These methods include classical advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes and products containing growth factors. Although these products are the best available alternatives to our devices, they are also used in an adjunctive manner rather than solely in a competitive manner. Thus caregivers may use one of our V.A.C. platforms to prepare a healthy wound bed and reduce the wound size, and then use a hydrocolloid or a skin substitute to manage the wound to final closure.

      With respect to therapeutic surfaces for treatment of pulmonary complications in the ICU, wound treatment and prevention and bariatric care, our primary competitors are Hill-Rom Company, Huntleigh Healthcare and Pegasus HealthCare Group, a division of Pegasus Health & Risk Managers Pvt. Ltd. We also compete on a regional, local and market segment level with a number of smaller companies.

Market Outlook

Health Care Reform

      Health care reform legislation will continue to increase pressure to reduce the cost of health care. We also believe it is likely that efforts by private payers to contain costs through managed care and other efforts and to reform health systems will continue in the future. The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid, changed the payment system for both skilled nursing facilities ("SNFs") and home health care services from cost-based to prospective payment systems and allowed states greater flexibility in controlling Medicaid costs at the state level. Although certain increases in reimbursement have subsequently been approved, the overall effect of the BBA continues to place increased pricing pressure on us and our customers. In particular, the changes in the method by which Medicare Part A reimburses SNFs has dramatically changed the manner in which our SNF customers make rental and purchase decisions.

     Certain portions of the BBA were amended by the Balanced Budget Refinement Act of 1999 (the "Refinement Act") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). In essence, the Refinement Act and BIPA attempted to dampen the impact which the BBA had on the health care industry. Although there had been some payment relief under the Refinement Act and BIPA, that relief expired on September 30, 2002. Because that reimbursement relief was not carried over into 2003, our revenue from the extended care market could be adversely affected.

      We also believe it is likely that efforts by governmental and private payers to contain costs through managed care and other efforts and to reform health systems will continue in the future. For example, on February 11, 2003, the Centers for Medicare and Medicaid Services("CMS", formerly the Health Care Financing Administration) made effective an interim final rule implementing inherent reasonableness authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. CMS may also make a smaller adjustment if they determine that an overall payment adjustment of less than 15% is necessary to produce a realistic and equitable payment amount. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Medicare Part B.

      In addition, the BBA authorized CMS to explore possible ways of changing Medicare reimbursement rates so that they better reflect market levels. Specifically, the BBA authorized CMS to implement up to five competitive bidding demonstration projects by December 31, 2002 to evaluate how competitive bidding would impact Medicare program payments, access, diversity of product selection, and quality. Under competitive bidding, CMS would change its approach to reimbursing items and services covered by Medicare Part B from the current fee schedule amount to an amount that would be established through a bidding process between the agency and suppliers. Two demonstrations covering eight products have been completed and federal lawmakers are now considering expanding competitive bidding to the national level, which could reduce the number of suppliers providing items and services to Medicare beneficiaries and the amounts paid for such items and services. We do not know what impact inherent reasonableness and competitive bidding, if expanded to a national level, would have on us or the reimbursement for our products.

Health Insurance Portability and Accountability Act (HIPAA) Compliance

      The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") covers a variety of provisions which will impact our business including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for purposes of medical billing. The Department of Health and Human Services has promulgated regulations pursuant a legislative mandate in HIPAA, which will become effective during 2003. In order to ensure our compliance with the HIPAA regulations, KCI has established a multi-disciplinary HIPAA Compliance Team, which defined the legal requirements, reviewed KCI's prior HIPAA compliance efforts and developed a comprehensive compliance plan. We have designated a HIPAA Privacy Officer and HIPAA Information Security Officer to oversee the implementation of the compliance plan and monitor modifications to the current and proposed regulations. We expect to meet the privacy compliance requirement on schedule.

      HIPAA regulations regarding standardization of electronic data transactions will also impact our business. At the present time, we invoice a wide variety of third-party payers using a variety of standardized and individual code sets. When the mandated electronic transactions in the American National Standard Institute format is implemented in 2003, we will transition our products and our billing to standardized code sets. In some instances, it may be difficult for us to differentiate between products which are covered by a single code but have different prices. Therefore, we have applied to CMS for additional product codes to support our current billing practices. However, there can be no assurance that CMS will establish any or all of the requested codes. We are beginning to work with our vendors in order to make the transition to standardized code sets as smooth as possible. However, there can be no assurance that the transition to standardized code sets will not create billing difficulties or business interruptions for us.

Consolidation of Purchasing Entities

      The many health care reform initiatives in the United States have caused health care providers to examine their cost structures and reassess the manner in which they provide health care services.

This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service and distribution network and broad product line is key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the re-negotiation of contracts and in the granting of price concessions. Finally, as GPOs and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement of Health Care Costs

      The demand for our products in any specific care setting is dependent in part on the reimbursement policies of the various payers in that setting. In order to be reimbursed, products generally must be found to be reasonable and necessary for the treatment of medical conditions and must otherwise fall within the payers' recognized categories of covered items and services. Our products are rented and sold principally to hospitals and SNFs who receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. In the home care market, we furnish our products directly to patients in their homes. We then bill the patient's insurer (for example, Medicare, Medicaid, a managed care organization or private insurance company) for the products provided and, in some instances, bill the patient for a co-pay or deductible.

       The importance of reimbursement policies for the demand for our products was recently demonstrated by our experience with our V.A.C. technology in the home care setting. On October 1, 2000, we received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. devices and V.A.C. disposables (canisters and dressings) in the home care setting. A significant portion of our wound healing device revenue is derived from home placements, which are reimbursed by both governmental (Medicare and Medicaid) and non-governmental (insurance and managed care organizations) third-party payers. The reimbursement process for home care placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of the business.

      In light of increased scrutiny on Medicare spending, there can be no assurance on the outcome of future coverage or payment decisions for any of our products by governmental or private payers. (See "Business -- Market Outlook".)

Fraud and Abuse Laws

      We are subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or rental of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched several enforcement initiatives which specifically target the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although we believe our business arrangements comply with federal and state fraud and abuse laws, there can be no assurance that our practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on our business, financial condition or results of operations.

Patient Demographics

      U.S. Census Bureau statistics indicate that the 65-and-over age group is the fastest growing population segment and is expected to be approximately 40 million by the year 2010. Management of wounds and circulatory problems is crucial for elderly patients. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by circulatory problems, incontinence and poor nutrition.

      The most critically ill patient population is cared for in the intensive care unit where they can receive the most intense medical and nursing interventions. Patients seen in the intensive care unit present with serious acute and chronic complications from a plethora of diseases and traumatic injuries. Often these patients can develop pulmonary complications such as acute respiratory distress syndrome (ARDS). Treating pulmonary complications requires special equipment and treatment modalities. In 2001, there were approximately 1.6 million ICU patients in the U.S. with pulmonary complications and approximately 10,000 with unstable spinal cord injuries. KCI provides specialized therapies including the RotoRest Delta for the treatment of unstable spine and TriaDyne Proventa for the treatment of pulmonary complications associated with immobility.

      Obesity is increasingly being recognized as a serious medical complication. In 2001, approximately 1,135,000 patients in U.S. hospitals had a principal or secondary diagnosis of obesity. Obese patients tend to have limited mobility and are therefore at risk for circulatory problems and skin breakdown.

Research and Development

      Innovation - through new products and significant enhancement to existing products - is essential to our success. It is one of the primary bases for competition, and is one of the most critical elements of our value to our customers. Our primary focus for innovation is to increase the clinical and economic benefit of our products to our customers and their patients. In addition, we strive to make our products user-friendly and increase operational efficiency, both of which, are critical in the demanding and sometimes short-staffed world of health care today. Significant investments in 2002 research and development include:

          - New wound healing devices and dressing types tailored to the needs of different care settings and wound types
          - New technologies in wound healing and tissue repair
          - New applications of V.A.C. technology and enhanced therapeutic effectiveness through settings improved understanding of V.A.C. various mechanisms of action
          - New therapeutic systems to address critical needs of Acute Respiratory Distress
              Syndrome (ARDS), cardiac arrest and stroke patients
          - Significant upgrades to several of our core therapeutic surfaces products

      In addition, we have initiated 11 clinical trials which are prospective, randomized, and controlled studies to demonstrate the benefits of our wound healing devices over current treatment protocols for a wide range of different wound types.

      Expenditures for research and development in each of the last three years ended December 31, were as follows (dollars in thousands):

	2002	2001	2000

Research and development spending	$ 15,952	$ 12,492	$ 7,000
Percentage of total revenue	3%	3%	2%

Manufacturing

      Our manufacturing process for our therapeutic systems and medical devices includes final assembly from components that are both internally produced and purchased from original equipment manufacturer suppliers. We contract for the manufacture of V.A.C. disposables through Avail Medical Products, Inc. ("Avail"), a leading contract manufacturer of sterile medical disposables.

      We entered into a sole-source agreement with Avail for our V.A.C. related disposable products, effective October 2002 for our U.S. related orders and which will commence in mid-2003 for our international related orders. This supply agreement has a three-year term. Approximately 13% of our total revenue is generated from the sale of these disposable supplies. The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We, together with Avail, will maintain certain levels of on-hand supply. In the event that Avail is unable to fulfill the terms of this agreement, we have identified other suppliers that could provide such inventory to meet our needs. However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

Patents and Trademarks

      We rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosures, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in our products, new developments, improvements and inventions. We seek patent protection in the United States and abroad. As of December 31, 2002, we had 104 issued U.S. patents relating to our existing and prospective lines of therapeutic systems and medical devices. We also have 64 pending U.S. Patent applications. Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks. We have 45 registered trademarks and service marks in the United States Patent and Trademark Office. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty-bearing licenses and technology cross-licenses.

Employees

      As of March 1, 2003, we had approximately 3,400 employees. Approximately 960 of these employees are located in San Antonio, Texas and perform functions associated with Corporate, Manufacturing, Finance and Administration. Our employees are not represented by labor unions and we consider our employee relations to be good.

Government Regulation

United States

      Our products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device that we manufacture or distribute that violates statutory or regulatory requirements.

      In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations). Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are high-risk devices that receive greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) Clearance") or pre-market approval. All of our current products have been classified as Class I or Class II devices, which typically are marketed, based upon 510(k) Clearance or related exemptions. A 510(k) Clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed medical device. In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence than in the past.

      Devices that we manufacture or distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

      Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Quality System Regulation ("QSR") (formerly Good Manufacturing Practices) requirements, which include design, testing, control and documentation requirements. Manufacturers must also comply with Medical Device Reporting ("MDR") requirements that a company report certain device-related incidents to the FDA. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations.

      In October, 2002, an FDA inspector noted several noncompliance conditions after an inspection of our principal manufacturing facility. Although we believe we have adequately responded to the inspector's observations, there can be no assurance that the FDA will not initiate an enforcement action based upon this inspection observation. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations.

Fraud and Abuse Laws

      We are subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. In particular, certain federal and state laws prohibit manufacturers, suppliers and providers from offering, giving or receiving kickbacks or other remuneration in connection with the ordering, or recommending purchase or rental, of health care items and services. The federal anti-kickback statute provides both civil and criminal penalties for, among other things, offering or paying any remuneration to induce someone to refer patients to, or to purchase, lease, or order (or arrange for or recommend the purchase, lease, or order of) any item or service for which payment may be made by a federal health care program or certain federally-funded state health care programs (for example, Medicaid). This statute also prohibits soliciting or receiving any remuneration in exchange for engaging in any of these activities. The prohibition applies whether the remuneration is provided directly or indirectly, overtly or covertly, in cash or in kind. Violations of the law can result in severe sanctions, including criminal, and/or civil fines, imprisonment and exclusion from participation in federal or state health programs such as Medicare, Medicaid and TRICARE. These provisions have been broadly interpreted to apply to certain relationships between manufacturers and suppliers, such as KCI, and hospitals, SNFs and other potential purchasers or sources of referral. Under current law, courts and the Office of Inspector General ("OIG") of the United States Department of Health and Human Services have stated, among other things, that the law is violated where even one purpose (as opposed to a primary or sole purpose) of a particular arrangement is to induce purchases or patient referrals.

      The OIG has taken certain actions, which suggest that arrangements between manufacturers/suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal anti-kickback statute. Furthermore, the OIG Work Plan for 2002 focused on arrangements between durable medical equipment manufacturers and/or suppliers. These initiatives create an environment in which there will continue to be significant scrutiny for compliance with federal and state fraud and abuse laws.

      Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all health care items or services, regardless of whether Medicaid or Medicare funds are involved.

      We are also subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid, or other third-party payers) that are determined to be false, fraudulent, or for an item or service that was not provided as claimed. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions have increased significantly in recent years. Healthcare companies must defend such actions, which may result in payment of fines or exclusion from the Medicare and/or the Medicaid programs as the result of an investigation arising out of the action.

ISO Certification

      Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years. We received ISO 9001 and EN46001 Certification in the fourth quarter of 1997 and Medical Device Agency registration in the fourth quarter of 2002 and therefore are certified to apply the CE mark for direct selling and distributing of our products within the European community. In addition, we received certification for ISO 13485 in the fourth quarter of 2002 and certification with Health Canada and therefore are certified to sell and distribute our products within Canada.

Other Laws

      We own and lease property that is subject to environmental laws and regulations. We are also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices, fire hazard control and the handling and disposal of hazardous or potentially hazardous substances.

International

      Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. Pre-market clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on our business, financial condition or results of operations.

Reimbursement

      Our products are rented and sold principally to hospitals and extended care facilities and patients in the home who receive payment coverage for the products and services they utilize from various public and private third-party payers, including the Medicare and Medicaid programs and private insurance plans. In home care cases, we direct bill third-party payers, including Medicare and Medicaid, and receive reimbursement from these payers. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting in which the product is furnished to and utilized by patients.

     We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

Medicare

      Medicare is a federally-funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of three parts: Part A, Part B and Part C. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplemental medical insurance) covers various services, including those services provided on an outpatient basis. Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare+Choice", offers beneficiaries a choice of various types of health care plans, including several managed care options. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. Effective October 1, 2000, we received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for our V.A.C. platforms and related disposables in the home care setting.

      The methodology for determining the amount of Medicare reimbursement of our products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. Most of our products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

      With the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system , or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Since PPS payments are based on predetermined rates, and are often less than a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as KCI's products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

      The BBA has affected Medicare Part A in the acute care setting by reducing the annual DRG payment updates to be paid over the next four years. In addition, the BBA authorized CMS to enact regulations, which are designed to restrain certain hospital reimbursement activities, which are perceived to be abusive or fraudulent.

      Certain specialty hospitals (such as long-term care and children's hospitals) also use our products. Such specialty hospitals were exempt from the PPS and, subject to certain cost ceilings, were reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may have received additional Medicare reimbursement for reasonable costs incurred in purchasing or renting our products. A final rule for rehabilitation hospital PPS became effective on January 1, 2002. A final ruling was published in October 2002 implementing PPS for long-term care hospitals, effective January 1, 2003. We cannot predict the impact of the rehabilitation hospital PPS or the long-term care hospital PPS on the health care industry or on our financial position or results of operations.

Skilled Nursing Facility Setting

      On July 1 1998, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system which is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services. Effective July 2002, the daily payments were based on the national average cost. Although the Refinement Act and BIPA increased the payments for certain RUGs categories, certain provisions of the Refinement Act and BIPA covering these payment increases expired on September 30, 2002 and, in effect, the RUGs rates for the most common categories of SNF patients decreased. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products which had previously been reimbursed as variable ancillary costs.

Home Setting

      Our products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of our products, including air fluidized beds, air-powered flotation beds, alternating pressure air mattresses and our V.A.C. platforms and related disposables are reimbursed in the home setting under the DME category known as "Capped Rental Items". Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed 15 months for products other than V.A.C., for which the base treatment period may not exceed four months) equal to 80% of the established allowable charge for the item. The patient (or his or her insurer) is responsible for the remaining 20%.

Medicaid

      The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing facilities nationwide. We sell or rent our products to nursing facilities for use in furnishing care to Medicaid recipients. We, along with the nursing facilities, may seek and receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each state's budget constraints. Current economic conditions have resulted in reductions in funding for many state Medicaid programs. Consequently, states are revising their policies for coverage of durable medical equipment in long term care facilities and the home. We cannot predict the impact of the policy changes on our Medicaid revenue.

Private Payers

      Many third-party private payers, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase and rental of our products. The scope of coverage and payment policies varies among third-party private payers. Furthermore, many such payers are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.

      We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

Risk Factors

      We face significant competition, and if we are unable to compete effectively, we may lose market share or be required to reduce prices. The primary competition for our V.A.C. platforms and related disposables in wound healing and tissue repair consist of traditional advanced wound care dressings, skin substitutes and products containing growth factors. If a product similar to our V.A.C. platforms and related disposables is introduced into the market by a competitor and we are unable to use our patent rights to prevent such an introduction, we could experience decreased demand or we could be required to reduce prices, either of which could have a material adverse effect on our results of operations.

      Our primary competitor in the market for therapeutic systems including specialty beds, mattress overlays, and mattress replacement systems is Hill-Rom Company, whose financial and other resources substantially exceed those available to us.

      If competitive conditions intensify in our markets, competitors may:

          - introduce new competing products at lower prices;
          - secure exclusive arrangements with health care providers and GPOs;
          - devote greater resources to marketing and promotional campaigns; or
          - obtain services, products and materials from suppliers on more favorable terms.

      Any of the foregoing could impair our ability to compete effectively, which could have a material adverse effect on our business, financial condition or results of operations. (See "Business -- Competition".)

      We may incur substantial costs in protecting our intellectual property, and if we are unable to effectively protect it, our competitive position would be harmed. We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for our products. We have numerous patents on our existing products and processes and we file applications as appropriate for patents covering new technologies as they are developed. However, we cannot be sure that the patents we own, or in which we have rights, will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We could incur substantial costs and diversion of management resources if we have to assert our patent rights against others. Any unfavorable outcome in intellectual property disputes or litigation could cause a material adverse effect to our business. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so quickly.

      We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot give assurance that such protections will prove adequate and that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot provide assurance that our trademarks will not be used by unauthorized third parties. We also have agreements with third parties that provide for licensing of patented or proprietary technology. These agreements include royalty-bearing licenses and technology cross-licenses. If we were to lose the rights to license this technology or our costs to license this technology were to materially increase, our business would suffer.

      If we are unable to develop new generations of products and enhancements to existing products, we may be unable to attract or retain customers. Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover.

      Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

          - properly identify customer needs;
          - prove feasibility of new products;
          - limit the time required from proof of feasibility to routine production;
          - limit the timing and cost of regulatory approvals;
          - accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;
          - price our products competitively;
          - manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;
          - manage customer demands for retrofits of both new and old products; and
          - anticipate and compete successfully with competitors' efforts.

      We cannot be sure that we will be able to successfully develop, manufacture and phase-in new products or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenue from such products may not be sufficient to offset the significant costs associated with making such products available to customers.

      If we are unable to provide the significant education and training required for the health care market to accept our products, our business will suffer. In order to achieve market acceptance for our products, we are often required to educate healthcare professionals about the use of a new medical device, overcome objections to some of the effects of the device or its related treatment regimen and convince health care payers that the benefits of the device and its related treatment regimen outweigh its costs. For example, the complexity and dynamic nature of our products requires education of healthcare professionals regarding the benefits and the required departures from customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create general awareness of our products and to encourage acceptance and adoption of our products. The timing of our competitors' introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payers even if required regulatory approvals are obtained.

      Healthcare reform and changes to third-party reimbursement could negatively impact demand for our products. There are widespread efforts to control health care costs in the United States and abroad, which likely will continue in the future. Our products are rented and sold to hospitals, skilled nursing facilities and durable medical equipment suppliers who receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. We also act as a DME supplier and as such, we furnish our products directly to customers and bill third-party payers. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies of the various payers in that setting. If reimbursement coverage for our products is altered or canceled under existing Medicare or Medicaid policies, demand for our products could be negatively impacted, which could have a material adverse affect on our financial condition and results of operations. In light of increased controls on Medicare and Medicaid spending, there can be no assurance on the outcome of future coverage or payment decisions for any of our products by governmental or private payers. (See "Business -- Reimbursement".)

      Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products. The markets in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in other high technology businesses, continually review other companies' products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party's intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products. Such claims are often, but not always, settled by mutual agreement satisfactorily without litigation. Any contest regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot provide assurance that we will prevail in any such contest. If we are unsuccessful, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot be certain that any licenses required would be made available on acceptable terms or at all.

     Our debt level and the restrictions imposed on us under our senior credit facility and the outstanding notes may hinder our ability to meet the substantial capital requirements of our business. Our substantial indebtedness under our senior credit facility and our outstanding notes has important consequences including, but not limited to, the following:

          - a substantial portion of our cash flow from operations is dedicated to debt service and will not be available for other purposes;
          - our future ability to obtain additional debt financing for working capital, capital expenditures or acquisitions may be limited; and
          - our level of indebtedness could limit our flexibility in reacting to changes in the industry and general economic conditions.

      Certain competitors currently operate on a less leveraged basis and have significantly greater operating and financing flexibility than we have.

      We believe we have adequate capital resources to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures through 2004. However, due to the anticipated future growth in V.A.C. demand, slower payment cycles from certain payers and the increased capital expenditures and working capital required to support and maintain such growth, our ability to generate cash flow sufficient to meet our 2005 through 2007 debt amortization requirements may be negatively impacted. In such a case, we may attempt to raise additional capital through the refinancing of existing indebtedness, through the sale of additional debt or equity securities, or any combination of the foregoing, subject to the restrictions contained in the indenture governing our outstanding notes and our senior credit agreement. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources".)

      Restrictions imposed on us in connection with our outstanding indebtedness will limit our ability to raise additional capital or enter into certain transactions. The terms of our senior credit facility and our outstanding notes restrict, among other things, our ability to:

          - incur additional indebtedness;
          - incur liens;
          - announce or pay dividends or make certain other restricted payments;
          - consummate certain asset sales;
          - enter into certain transactions with affiliates;
          - incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to the notes;
          - merge or consolidate with any other person; or
          - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      Our senior credit facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants could result in a default under our senior credit agreement and/or the indenture governing the notes. Upon the occurrence of an event of default under the senior credit agreement, the lenders could elect to declare all amounts outstanding under the senior credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the indebtedness under the senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full the indebtedness thereunder and our other indebtedness, including our notes.

      Because we depend upon a limited group of suppliers, and in some cases sole-source suppliers, for some product components, the loss of a supplier could reduce our ability to manufacture products, cause material delays in our ability to deliver products, or significantly increase our costs. We obtain some of the components included in our products from a limited group of suppliers, and in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail for our V.A.C. disposable products, effective October 2002, for our U.S. related orders and mid-2003 for our International related orders. This supply agreement has a three-year term. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Disruptions or loss of any of our limited or sole-source disposables, components, or subassemblies, including the one referenced above, could adversely affect our business and financial results and could result in damage to customer relationships.

      A high percentage of our sales are international, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable. We have direct operations in 15 foreign countries. As a result, we must provide significant service and support on a worldwide basis. We also have strategic relationships with a number of additional distributors for sales and service of our products. If these strategic relationships are terminated and not replaced, our sales and/or ability to service our products in the territories serviced by these distributors could be adversely affected. We have invested substantial financial and management resources to develop an international infrastructure to meet the needs of our customers. We intend to continue to expand our presence in international markets, although we cannot be sure we will able to compete successfully in international markets or meet the service and support needs of such customers. Accordingly, our future results could be harmed by a variety of factors, including:

          - the difficulties in enforcing agreements and collecting receivables through many foreign countries' legal systems;
          - the longer payment cycles associated with many foreign customers;
          - the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;
          - fluctuations in exchange rates, which may affect product demand and adversely affect the profitability, in U.S. dollars, of products and services provided by us in foreign markets where payment for our products and services is made in the local currency;
          - our ability to obtain U.S. export licenses and other required export or import licenses or approvals;
          - changes in the political, regulatory, safety or economic conditions in a country or region; and
          - the protection of intellectual property in foreign countries may be more difficult to enforce.

      We may not be able to maintain or expand our business if we are not able to retain, hire and integrate sufficient qualified personnel. Our future success depends to a significant extent on the continued service of members of our key executive, technical, sales, marketing and engineering staff. It also depends on our ability to attract, expand, integrate, train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business. Competition for such personnel can be intense. We complete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because the competition for qualified personnel is intense, costs related to compensation could increase significantly if supply decreases or demand increases. If we are unable to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

      We face significant costs in order to comply with laws and regulations governing the healthcare industry, and failure to comply with applicable regulations could limit our ability to distribute our products and could subject us to civil or criminal penalties. Many of our products are subject to regulation by the U.S. Food and Drug Administration and foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement proceedings and our products could be subject to recall or otherwise impacted, which could have a material adverse effect on our business. In addition, any new initiatives such as the Health Insurance Portability and Accountability Act of 1996, which regulate the way we do business will result in increased compliance costs. As regulation of the health care industry increases domestically and internationally, our costs will continue to increase. There can be no assurance that current or future initiatives will not have a material adverse effect on our business, financial condition or results of operations. (See "Business -- Market Outlook".)

      We are also subject to various federal and state laws pertaining to health care fraud and abuse including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services has launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although we believe our business arrangements comply with federal and state fraud and abuse laws, there can be no assurance that our practices will not be challenged under these laws in the future or that such a challenge would not have a material adverse effect on our business, financial condition or results of operations. (See "Business -- Government Regulation -- Fraud and Abuse Laws".)

      Product liability claims could expose us to adverse judgments or could affect the demand for our products. The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. Although we have not experienced any significant losses due to product liability claims and currently maintain umbrella liability insurance coverage, there can be no assurance that the amount or scope of the coverage maintained by us will be adequate to protect us in the event a significant product liability claim is successfully asserted against us. (See "Item 3 -- Legal Proceedings".)

ITEM 2.     PROPERTIES

      Our corporate headquarters are currently located in a 170,000 square foot building in San Antonio, Texas, which was originally purchased in January 1992. In June 1997, we acquired a 2.8-acre tract of land adjacent to our corporate headquarters. There are three buildings on the land which contain an aggregate of approximately 40,000 square feet. In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement. We utilize approximately 139,000 square feet of the headquarters building with the remaining space being leased to unrelated entities. We also lease 28,000 square feet of the adjacent buildings that are used for general corporate purposes. In addition, in January 2002, we entered into a 66-month lease of office space at another location in San Antonio to be used as our customer service center. As of December 31, 2002, we lease 89,000 square feet of office space under this lease.

      We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 170,000 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 33,000 square foot facility purchased in 1993. Operations are conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio, Texas. In 1994, we purchased a facility in San Antonio, Texas, which has been provided substantially rent free to a charitable organization to provide housing for families of cancer patients. The facility is built on 6.7 acres and consists of a 15,000 square foot building and a 2,500 square foot house. We lease approximately 136 domestic distribution centers, including each of our seven regional headquarters, which range in size from 1,500 to 18,000 square feet.

      Internationally, we lease approximately 130 service and distribution centers, including 15 country headquarters, which range in size from 500-16,000 square feet. Our international corporate office is located in Amsterdam, The Netherlands. International manufacturing and engineering operations are based in the United Kingdom and are conducted in an 18,000 square foot plant, with 100% cumulative utilization of plant and equipment.

ITEM 3.     LEGAL PROCEEDINGS

      On August 16, 1995, the Company filed a civil antitrust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom Company (together "Hillenbrand"). On September 27, 2002, a jury found in KCI's favor. On December 31, 2002, the Company settled its anti-trust lawsuit with Hillenbrand. (See Item 1. Business--Recent Developments.)

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against us in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product, which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which has been in effect with respect to all patent claims in this case has been lifted. Although it is not possible to reliably predict the outcome of this litigation or the damages, which could be awarded, we believe that our defenses to these claims are meritorious and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

      On January 7, 1998, Mondomed N.V. filed an opposition in the European Patent Office (the "Opposition") to a European patent covering the V.A.C. owned by Wake Forest University and licensed by KCI. They were joined in this Opposition by Paul Hartmann A.G. on December 16, 1998. On February 13, 2002, the Opposition Division of the European Patent Office issued a non-binding Preliminary Opinion in favor of KCI. The opposing parties will have additional opportunities to assert their arguments in relation to an oral hearing that will be held prior to the issuance of a Final Opinion.

A final date for the oral hearing has not been set. Although it is not possible to reliably predict the outcome of the Opposition, we believe that the patent will be upheld.

      We are a party to several lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these matters will not have a material adverse effect our business, financial condition or results of operations.

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We currently have certain product liability claims pending for which provision has been made in our financial statements. Management believes that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. We have not experienced any significant losses due to product liability claims and management believes that we currently maintain adequate liability insurance coverage.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      KCI's common stock is not currently traded on a public market. As of March 24, 2003, there were 18 holders of record of our common stock.

      No dividends were declared in 2002 or 2001. The terms of our notes and our senior credit agreement currently restricts our ability to declare and pay cash dividends. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.)

ITEM 6.     SELECTED FINANCIAL DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998
Consolidated Statements of
Operations Data:
Revenue:
Rental and service	$ 453,060	$ 361,634	$ 274,331	$ 245,983	$ 258,482
Sales and other	125,902	94,313	77,701	74,249	71,463
	________	________	________	________	________
Total revenue	578,962	455,947	352,032	320,232	329,945

Rental expenses	276,125	220,485	176,392	167,397	166,629
Cost of goods sold	51,824	32,952	29,645	29,811	26,219
	________	________	________	________	________
	327,949	253,437	206,037	197,208	192,848
	________	________	________	________	________
Gross profit	251,013	202,510	145,995	123,024	137,097

Selling, general and administrative
expenses	141,594	114,828	80,294	75,208	69,537
Unusual item-litigation settlement (1)	(173,250)	-	-	-	-
	________	________	________	________	________
Operating earnings	282,669	87,682	65,701	47,816	67,560

Interest income	496	280	897	348	616
Interest expense	(40,943)	(45,116)	(48,635)	(46,502)	(48,594)
Foreign currency gain (loss)	3,935	(1,638)	(2,358)	(1,356)	20
	________	________	________	________	________
Earnings before income taxes
and minority interest	246,157	41,208	15,605	306	19,602
Income taxes	96,001	17,307	6,476	620	7,851
	________	________	________	________	________
Earnings (loss) before minority
interest	150,156	23,901	9,129	(314)	11,751

Minority interest in subsidiary loss	-	-	-	-	25
	________	________	________	________	________
Net earnings (loss)	$ 150,156	$ 23,901	$ 9,129	$ (314)	$ 11,776
	_____	_____	_____	_____	_____
Basic earnings (loss) per common
share (1) (2)	$ 2.12	$ 0.34	$ 0.13	$ -	$ 0.17
	_____	_____	_____	_____	_____
Diluted earnings (loss) per
common share (1) (2)	$ 1.93	$ 0.32	$ 0.12	$ -	$ 0.16
	_____	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares) (2)	70,927	70,917	70,915	70,915	70,873
	_____	_____	_____	_____	_____
Diluted (weighted average
outstanding shares) (2)	77,662	73,996	73,219	73,254	73,233
	_____	_____	_____	_____	_____

Year Ended December 31,
	2002	2001	2000	1999	1998

Cash flow provided by operations	$ 76,254	$ 29,895	$ 40,151	$ 36,767	$ 43,885
Cash flow used by investing	$ (39,027)	$ (48,325)	$ (32,012)	$ (20,083)	$ (42,478)
Cash flow provided (used) by financing	$ 16,100	$ 16,829	$ (12,715)	$ (12,871)	$ (59,106)

Cash dividends paid to common
shareholders	$ -	$ -	$ -	$ -	$ -

Cash dividends per share paid to
common shareholders (2)	$ -	$ -	$ -	$ -	$ -

Consolidated Balance Sheet Data:
Working capital	$ 243,862	$ 100,335	$ 40,411	$ 62,482	$ 76,593

Total assets	$ 618,059	$ 343,193	$ 288,091	$ 283,261	$ 306,117

Long-term obligations - noncurrent	$ 491,300	$ 503,875	$ 453,898	$ 485,600	$ 506,572

Shareholders' deficit	$ (80,436)	$ (236,325)	$ (257,953)	$ (264,735)	$ (261,588)

(1)      See Note 16 of Notes to Consolidated Financial Statements for discussion of unusual item.

(2)      During the third quarter of 1998, we declared a four-for-one stock split of the outstanding shares of our common stock, par value $0.001 per share, payable to the holders of of record of said stock on September 1, 1998. The split was achieved by means of a three-for-one stock dividend on all our outstanding common shares.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                 AND RESULTS OF OPERATIONS

General

      KCI is a medical device company providing innovative therapeutic systems for wound healing and for the prevention and treatment of the complications of immobility. Our therapeutic systems deliver one or more of the following therapies: wound healing and tissue repairs, therapies to treat complications of intensive care, wound treatment and prevention, bariatric care and compression therapy. We design, manufacture, market, sell and service our products. Our products improve the clinical and economic outcomes for patients with complex or life-threatening conditions and include our V.A.C. platforms and related disposables, specialty hospital beds, specialty mattress replacement systems and overlays.

      We have direct operations in the U.S., Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, our USA division and our International division. Our operations include sales and rentals to acute care facilities, extended care facilities and the home care market, each of which includes patients utilizing third-party payers such as commercial insurance, managed care, Medicare and Medicaid. Generally, our customers prefer to rent rather than purchase our products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlay associated with purchasing such products. As a result, rental revenues are a high percentage of our overall revenue. International health care providers tend to purchase therapeutic surfaces and the V.A.C. platforms more often than U.S. health care providers.

      We contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Approximately 36% of our revenue during 2002 was generated under National Agreements with GPOs. We also contract with individual commercial insurance companies and managed care organizations. In addition, in October 2000 the Medicare Part B program implemented reimbursement codes, coverage criteria and allowable rates for the V.A.C. platforms and related disposables (canisters and dressings) in the home care setting.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. sales and rentals, which now account for approximately 54.1% of total revenue, up from 41.7% in 2001. Our V.A.C. platforms include highly effective wound therapy devices that are covered by numerous patents. Currently, we believe that competition to our V.A.C. consists of other treatment modalities, offered by a number of companies, which promote the healing of chronic and acute wounds. If an efficacious, cost-effective alternative to V.A.C. is brought to the wound care market, a material adverse impact on our business, financial condition and results of operations could result.

      Reimbursement policies of both governmental and private payers are critical to the continued growth of our business. The rapid growth of V.A.C. platforms sales and rentals in the home care setting began immediately following the October 2000 implementation of Medicare Part B reimbursement for negative pressure wound therapy. This rapid growth has continued throughout 2001 and 2002. Medicare Part B currently provides adequate coverage and payment for the use of our V.A.C. platforms and related disposables in the home. In 2003, CMS has issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, there can be no assurance of the outcome of future coverage or payment decisions with respect to V.A.C. or any of our other products by governmental or private payers. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, a material adverse impact on our business, financial condition or results of operations could result. (See Item 1. Business - Market Outlook.)

      Our financial condition and results of operations have been and will continue to be affected by our ability to collect, on a timely basis, reimbursement payments from governmental and private payers for rentals and sales of our V.A.C. platforms and related disposables and our other products. The Medicare Part B coverage policy covering V.A.C. is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures. This has made billing home care payers more complex and time consuming than billing other payers. The continued increase in V.A.C. related home placements has resulted in longer average collection turnaround times, and a corresponding increase in accounts receivable, which has been primarily financed through our incurrence of additional indebtedness under our senior credit facility. As of December 31, 2002, our accounts receivable were $152.9 million, up 26.0% from $121.4 million for 2001. Corresponding to this increase, our outstanding indebtedness under the senior credit facility was $521.9 million as of December 31, 2002, up from $506.6 million for 2001. Revenue for 2002 increased 27% from the prior year which indicates that our receivables are now growing in proportion to our revenue growth. In addition, we adopted a number of policies and procedures during 2002 that have addressed some of our billing and collection issues. We believe that these actions should continue to improve our collection turnaround times, and although no assurance can be given with respect to future collections, we believe collections will continue to improve.

      Our products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration and corresponding state and foreign regulatory agencies. In 2002, additional regulation related to patient information and corporate governance has affected the cost structures of both providers and payers.

Results Of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2002	2001	$	%
Revenue:
Rental and service	78%	79%	$ 91,426	25.3%
Sales and other	22	21	31,589	33.5
	___	___	_______
Total revenue	100	100	123,015	27.0

Rental expenses	48	49	55,640	25.2
Cost of goods sold	9	7	18,872	57.3
	___	___	_______
Gross profit	43	44	48,503	24.0
Selling, general and administrative
expenses	24	25	26,766	23.3
Unusual item-litigation settlement	(30)	-	(173,250)	nm
	____	___	_______
Operating earnings (1)	49	19	194,987	222.3

Interest income	-	-	216	77.1
Interest expense	(7)	(10)	4,173	9.2
Foreign currency gain	1	-	5,573	340.2
	___	___	_______	_____
Earnings before income taxes	43	9	204,949	497.4
Income taxes	17	4	78,694	454.7
	___	___	_______
Net earnings	26%	5%	$126,255	528.2%
	___	___	______

         (1) Operating earnings includes an unusual gain of $173.3 million, before taxes, as described in
               Item 1. Business - Recent Developments.

Total Revenue:   Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year ended December 31,
			Variance	Variance
	2002	2001	$	%
USA
V.A.C.
Rental	$ 214,979	$ 134,428	$ 80,551	59.9%
Sales	53,245	31,814	21,431	67.4
	_______	_______	_______
Total V.A.C.	268,224	166,242	101,982	61.3

Surfaces/other
Rental	150,793	156,704	(5,911)	(3.8)
Sales	27,770	31,177	(3,407)	(10.9)
	_______	_______	_______
Total surfaces/other	178,563	187,881	(9,318)	(5.0)

Total USA rental	365,772	291,132	74,640	25.6
Total USA sales	81,015	62,991	18,024	28.6
	_______	_______	_______
Subtotal - USA	$ 446,787	$ 354,123	$ 92,664	26.2%
	_______	_______	_______
International
V.A.C.
Rental	$ 21,946	$ 11,577	$ 10,369	89.6%
Sales	23,244	12,182	11,062	90.8
	_______	_______	_______
Total V.A.C.	45,190	23,759	21,431	90.2

Surfaces/other
Rental	65,343	58,924	6,419	10.9
Sales	21,642	19,141	2,501	13.1
	_______	_______	_______
Total surfaces/other	86,985	78,065	8,920	11.4

Total International rental	87,289	70,501	16,788	23.8
Total International sales	44,886	31,323	13,563	43.3
	_______	_______	_______
Subtotal - International	$ 132,175	$ 101,824	$ 30,351	29.8%
	_______	_______	_______
Total revenue	$ 578,962	$ 455,947	$ 123,015	27.0%
	_______	_______	_______

      Total revenue in 2002 increased $123.0 million, or 27.0%, from the prior year due to increased demand for our V.A.C. device platforms and related disposables. Rental revenue increased $91.4 million, or 25.3%, from 2001 while sales revenue increased $31.6 million, or 33.5%, compared to the prior year. This revenue growth was driven by sales and marketing efforts which increased customer awareness of the benefits of V.A.C. therapy as well as the launch of two new enhanced V.A.C. platforms in 2002.

      Total U.S. revenue for 2002 increased $92.7 million, or 26.2%, from the prior year due to increased usage of V.A.C which was offset by a slight decline in surface and compression therapy systems use. Domestic rental revenue in 2002 increased $74.6 million, or 25.6%, from 2001 and domestic sales revenue in 2002 increased approximately $18.1 million, or 28.6%, from 2001. The increases in domestic rental and sales revenue are due primarily to increased V.A.C. platforms' rentals resulting in increased demand for associated disposables.

      U.S. V.A.C. revenue increased $102.0 million, or 61.3%, from 2001 due to an increase of both rental and sales revenue. Average units on-rent increased 61.7% for the year which was partially offset by a decline in average price of 1.1%.

      Domestic surface revenue decreased $9.3 million, or 5.0%, due to lower unit volume in the extended and home care markets and lower average pricing caused in part by the negotiation and extension of a group purchasing organization contract with Novation, LLC, which became effective September 2001, which was partially offset by higher utilization of bariatric surfaces.
			Variance	Variance
Domestic surface/other revenue	2002	2001	Dollars	Percent

Acute/extended	$ 158,815	$ 162,528	$ (3,713)	(2.3)%
Home	9,769	11,860	(2,091)	(17.6)%
Vascular-compression therapy	9,979	13,493	(3,514)	(26.0)%
	______	______	_____
Total	$ 178,563	$ 187,881	$ (9,318)	(5.0)%
	_____	_____	____

      Average acute/extended care surface units on-rent were flat compared to the prior year. Acute care units increased 3.7% due primarily to higher utilization of the FirstStep line and bariatric surfaces. The acute care unit increase was offset by a volume decrease in the extended care market of 11.0% due to customer concerns arising from reimbursement pressures. Average home care surface rental units on-rent decreased 22.1% due to continued competition in this market and our focus on V.A.C. platforms in the home market. Overall, average domestic surface units on-rent for 2002 declined 2.3% as compared to the prior year.

      Revenue from our international operating unit for 2002, including the favorable effects of foreign currency exchange rate fluctuations, increased approximately $30.3 million, or 29.8%, over 2001. International rental revenue increased $16.8 million, or 23.8%, from 2001 and sales revenue was up approximately $13.5 million, or 43.3%, compared to the prior year. The rental revenue increase reflects higher surface rental units in use in a majority of markets and growth in usage of our V.A.C. platforms. Growth in surface units, primarily in overlays, and V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased demand for our V.A.C. platforms and related disposables. International surface/other revenue was up $8.9 million, or 11.4%, due primarily to higher rentals in Canada, Germany, Italy, France, Austria and Australia, and higher sales in the United Kingdom, Austria, France and Australia, which were partially offset by lower sales in Germany. Favorable foreign currency exchange movements added approximately $4.7 million to total international revenue when compared to 2001. On a constant exchange basis, total international revenue increased $25.6 million, or 25.1%, from the prior year; rental revenue increased $13.7 million, or 19.5%, and sales revenue increased $11.9 million, or 37.8%.

Rental Expenses:  Rental, or "field", expenses of $276.1 million increased $55.6 million, or 25.2%, from $220.5 million in the prior year. The field expense increase was due primarily to increased labor, product marketing, parts, supplies and product licensing expenses directly associated with the growth in V.A.C. platform revenue. Field expenses for 2002 represented 60.9% of total rental revenue compared to 61.0% in 2001.

Cost of Goods Sold:  Cost of goods sold of $51.8 million in 2002 increased approximately $18.8 million, or 57.3%, from $33.0 million in the prior year due to increased V.A.C. disposable sales and higher excess and obsolescence inventory reserve provisions related to surface products with low demand. Sales margins decreased to 58.8% in 2002 as compared to 65.1% in the prior year due, in part, to higher sales activity in the home care setting. Approximately 34.0% of home care revenue in 2002 was reimbursed by managed care and private insurance organizations. Many managed care providers prefer an all-inclusive per diem rate, which covers the cost of the rental and all disposables used. This per diem rate is recorded as rental revenue and is not allocated between rentals and sales. Although the all-inclusive managed care revenue was recorded as rental revenue, while the cost of V.A.C. disposables associated with these placements has been recorded in cost of goods sold.

Gross Profit:  Gross profit in 2002 increased $48.5 million, or 24.0%, to $251.0 million from $202.5 million in the prior year due primarily to the year-to-year increase in revenue resulting from increased demand for our V.A.C. platforms and related disposables. Gross profit margin in 2002 was 43.4%, down slightly from 44.4% in 2001 due primarily to higher cost of goods sold and lower margins in international operations as we opened three new markets and built associated sales and service infrastructures.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $26.8 million, or 23.3%, to $141.6 million in 2002 from $114.8 million in 2001. This increase was due, in part, to higher administrative labor costs associated with hiring additional personnel for claims billing, and for consulting fees associated with the increased usage of the V.A.C. platforms and disposables, particularly in the home. The 2002 results also included approximately $7.9 million of legal expenses associated with the anti-trust lawsuit filed against Hillenbrand compared to $4.3 million in the prior-year.

      Incentive compensation, engineering, depreciation, marketing, research and development expenses and provisions for insurance expense were all higher in the current year when compared to 2001. Expenditures for research and development represented approximately 3.1% of our total operating expenditures for the current year compared to 3.2% in 2001. On a comparable basis, as a percentage of total revenue, selling, general and administrative expenses were flat in 2002 compared to the prior year at approximately 25.0%.

      The results for 2002 also reflect an accounting change required under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized ratably over the estimated useful life of the asset. The effect of this change in 2002 was to lower goodwill amortization by $3.4 million as compared to the prior year. (See Note 5 of Notes to Consolidated Financial Statements.)

Unusual Item - Litigation Settlement:  During the fourth quarter of 2002, we recorded a gain from the favorable settlement of an anti-trust lawsuit filed against Hillenbrand Industries, Inc. Net of legal fees and expenses of $1.7 million, this transaction added $173.3 million of pretax income to the 2002 results. (See Note 16 of Notes to Consolidated Financial Statements.)

Operating Earnings:  Operating earnings for 2002 increased $195.0 million, or 222.4%, to $282.7 million compared to $87.7 million in the prior year. Excluding the favorable effects of the litigation settlement, operating earnings would have increased $21.7 million, or 24.8%, to $109.4 million. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher operating costs and expenses. Operating margins for 2002, excluding the favorable effects of the litigation settlement, were 18.9%, down slightly from 19.2% in the prior year, due to the increase in cost of goods sold plus higher spending for the international sales and service infrastructure, claims administration and higher legal expenses.

Non-GAAP Measure:  Our senior credit agreement requires us to meet certain financial tests, including minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The following table presents a reconciliation of EBITDA, as defined in our senior credit agreement, to operating earnings, which is the most directly comparable financial measure under Generally Accepted Accounting Principles ("GAAP") for the years ended December 31, 2002 and 2001 (dollars in thousands):

	Year ended
	December 31,

	2002	2001

Operating earnings	$ 282,669	$ 87,682

Add: Depreciation	33,404	29,530

Amortization (1)	1,278	5,369

Interest Income	496	280
	_______	_______
EBITDA	$ 317,847	$ 122,861
	______	______

    Represents amortization expense, net of amortization of loan issuance costs, as defined in our senior credit agreement.

      EBITDA for 2002 increased $195.0 million, or 158.7%, from the prior year due to the change in operating earnings discussed above. Amortization expense was lower year-to-year due to the change in accounting for goodwill as required by SFAS 142, Goodwill and Other Intangible Assets (See Note 5 of Notes to Consolidated Financial Statements.) Excluding the effects of the litigation settlement, EBITDA for 2002 would have been $144.6 million, an increase of $21.7 million, or 17.7%, from the prior year.

Interest Expense:  Interest expense in 2002 was $40.9 million compared to $45.1 million in the prior year. The interest expense decrease was due to lower effective interest rates associated with our senior credit agreement. (See Note 4 of Notes to Consolidated Financial Statements.)

Net Earnings:  Net earnings of $150.2 million for 2002 increased $126.3 million, or 528.2%, from the prior year due to the increase in operating earnings discussed previously, including the favorable impact of the litigation settlement. Excluding the litigation settlement, net income increased $19.8 million, or 83.0%, to $43.7 million. Effective tax rates for 2002 and 2001 were 39.0% and 42.0%, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2001	2000	$	%
Revenue:
Rental and service	79%	78%	$ 87,303	31.8%
Sales and other	21	22	16,612	21.4
	___	___	_______
Total revenue	100	100	103,915	29.5

Rental expenses	49	50	44,093	25.0
Cost of goods sold	7	8	3,307	11.2
	___	___	_______
Gross profit	44	42	56,515	38.7
Selling, general and administrative
expenses	25	23	34,534	43.0
	___	___	_______
Operating earnings	19	19	21,981	33.5

Interest income	-	-	(617)	(68.8)
Interest expense	(10)	(14)	3,519	7.2
Foreign currency gain (loss)	-	(1)	720	30.5
	___	___	_______
Earnings before income
taxes	9	4	25,603	164.1
Income taxes	4	1	10,831	167.2
	___	___	_______
Net earnings (loss)	5%	3%	$ 14,772	161.8%
	___	___	______

      Due to improvements in financial systems and processes, we began reporting international results on a current-month basis effective December 2000. Historically, we had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, the results reported herein include the international 13th month for fiscal 2000.

Total Revenue:  Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year ended December 31,
			Variance	Variance
	2001	2000	$	%
USA
V.A.C.
Rental	$ 134,428	$ 55,343	$ 79,085	142.9%
Sales	31,814	14,637	17,177	117.3
	_______	_______	_______
Total V.A.C.	166,242	69,980	96,262	137.6

Surfaces/other
Rental	156,704	153,852	2,852	1.9
Sales	31,177	32,750	(1,573)	(4.8)
	_______	_______	_______
Total Surfaces/other	187,881	186,602	1,279	0.7

Total USA rental	291,132	209,195	81,937	39.2
Total USA sales	62,991	47,387	15,604	32.9
	_______	_______	_______
Subtotal - USA	$ 354,123	$ 256,582	$ 97,541	38.0%
	_______	_______	_______
International
V.A.C.
Rental	$ 11,577	$ 7,510	$ 4,067	54.2%
Sales	12,182	8,256	3,926	47.6
	_______	_______	_______
Total V.A.C.	23,759	15,766	7,993	50.7

Surfaces/other
Rental	58,924	57,625	1,299	2.3
Sales	19,141	22,059	(2,918)	(13.2)
	_______	_______	_______
Total Surfaces/other	78,065	79,684	(1,619)	(2.0)

Total International rental	70,501	65,135	5,366	8.2
Total International sales	31,323	30,315	1,008	3.3
	_______	_______	_______
Subtotal - International	$ 101,824	$ 95,450	$ 6,374	6.7%
	_______	_______	_______
Total revenue	$ 455,947	$ 352,032	$ 103,915	29.5%
	_______	_______	_______

      Total revenue in 2001 increased $103.9 million, or 29.5%, from the prior year due to increased demand for our V.A.C. platforms and related disposables. Rental revenue increased $87.3 million, or 31.8%, from 2000 while sales revenue increased $16.6 million, or 21.4%, compared to the prior year. Excluding the international 13th month, total revenue increased $111.9 million, or 32.5%, from 2000.

      Total U.S. revenue for 2001 increased $97.5 million, or 38.0%, from the prior year due primarily to increased usage of V.A.C. Domestic rental revenue increased $81.9 million, or 39.2%, due primarily to increased rentals of our V.A.C. platforms. Domestic sales revenue increased $15.6 million, or 32.9%, from the prior year. This sales increase resulted from higher V.A.C. canister and dressing sales, which were partially offset by lower sales of vascular products. The V.A.C. platforms growth resulted from higher unit demand due to increased customer awareness of the benefits of V.A.C. therapy and the start of Medicare reimbursement for V.A.C. usage in the home setting.

      Domestic V.A.C. revenue increased $96.3 million, or 137.6%, in 2001 over 2000 due primarily to a 160.3% increase in average units on-rent, which was somewhat offset by a decline in average price realized of 6.6%.

      Domestic surface and other revenue increased approximately $1.3 million or 0.7% over 2000, due to higher units on-rent in the acute and extended markets offset by lower units on-rent in the home care market and an approximate 3.3% increase in average price arising mostly from product mix changes in the extended and home care market. Improved product mix, including increased demand for pulmonary and bariatric products, resulted in higher average rental prices during 2001.

			Variance	Variance
Domestic surface/other revenue	2001	2000	Dollars	Percent

Acute/extended care	$ 162,526	$ 157,141	$ 5,385	3.4%
Home	11,860	13,699	(1,839)	(13.4)%
Vascular-compression therapy	13,495	15,762	(2,267)	(14.4)%
	______	______	_____
Total	$ 187,881	$ 186,602	$ 1,279	0.7%
	______	______	_____

      Domestic surface volumes for the year were up in both the acute and extended care settings but were substantially offset by lower home care surface rentals caused by increased competition and the increased focus on V.A.C. placements in the home care market during 2001.

      Revenue from our international operating unit increased $6.4 million, or 6.7%, net of foreign currency exchange rate fluctuations, in 2001. The international revenue increase reflects higher patient surface rental units in a majority of the international division's markets caused by a marketing focus in those markets and growth in V.A.C. platforms and related disposables usage caused by increased customer awareness of the benefits associated with our V.A.C. technology, partially offset by unfavorable currency exchange fluctuations. Growth in rental volume for the period, primarily in overlays and V.A.C. platforms, was partially offset by lower overall prices. The increase in international sales revenue was primarily due to increased demand for V.A.C. related disposables, offset by unfavorable currency exchange fluctuations and decreases in surface sales of 13.2%. International non-V.A.C. revenue was down $1.6 million, or 2.0%, due primarily to lower home care sales in the German market and unfavorable currency exchange rate variances. Excluding the international 13th period for fiscal 2000, total international revenue increased $14.4 million, or 16.4%; rental revenue increased $10.8 million, or 18.0%, and sales revenue increased $3.6 million, or 12.9%. On a comparable, constant exchange basis and excluding the international 13th month, total international revenue increased $19.9 million, or 26.1%, rental revenue increased $14.4 million, or 27.6%, and sales revenue increased $5.5 million, or 22.9%.

Rental Expenses:  Field expenses of $220.5 million increased $44.1 million, or 25.0%, from $176.4 million in the prior year. The field expense increase was due primarily to increased labor, marketing, parts, disposables, travel and product licensing expenses associated with the growth in V.A.C. platforms' revenue and was partially offset by currency fluctuations. Field expenses for 2001 represented 61.0% of total rental revenue compared to 64.3% in 2000. This relative decrease is attributable to the increase in rental revenue combined with a relatively fixed cost structure. Excluding the international 13th month, field expenses would have increased $48.7 million, or 28.4%, from $171.7 million in 2000.

Cost of Goods Sold:  Cost of goods sold of $33.0 million in 2001 increased approximately $3.4 million, or 11.2%, from $29.6 million in the prior year due to higher sales volumes arising from increased V.A.C. disposable sales associated with rental of the related V.A.C. platforms. Sales margins increased to 65.1% in 2001 as compared to 61.8% in the prior year due to improved product mix and favorable manufacturing variances. On a comparable basis, excluding the international 13th month for 2000, cost of goods sold increased $4.4 million, or 15.6%.

Gross Profit:  Gross profit increased $56.5 million, or 38.7%, to $202.5 million in 2001 from $146.0 million in 2000 due primarily to the year-to-year increase in rental revenue resulting from increased demand for the V.A.C platforms and disposables. On a comparable basis, excluding the international 13th month, gross profit increased $58.7 million, or 40.8%, from the prior year. Gross profit margin in 2001, on a comparable basis, was 44.4%, up from 41.8% in 2000.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $34.5 million, or 43.0%, to $114.8 million in 2001 from $80.3 million in 2000. This increase was due primarily to higher labor costs, claims billings costs and consulting associated with the increased rentals and sales of the V.A.C. platforms and disposables.

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

Operating Earnings:  Operating earnings for 2001 increased $22.0 million, or 33.5%, to $87.7 million compared to $65.7 million in 2000. On a comparable basis, operating earnings increased $23.0 million, or 35.7%, from the prior year. The increase in operating earnings was directly attributable to the increase in rental revenue, largely offset by higher operating costs and expenses. On a comparable basis, operating profit margin in 2001 was 19.2%, up slightly from 18.8% in 2000.

Non-GAAP Measure:  Our senior credit agreement requires us to meet certain financial tests, including minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The following table presents a reconciliation of EBITDA (as defined in our senior credit agreement) to operating earnings, which is the most directly comparable financial measure under GAAP for the years ended December 31, 2001 and 2000 (dollars in thousands):

	Year ended
	December 31,
	2001	2000

Operating Earnings	$ 87,682	$ 65,701

Add: Depreciation	29,530	28,277

Amortization (1)	5,369	4,189

Interest Income	280	897
	______	______
EBITDA	$122,861	$ 99,064
	_____	_____

    Represents amortization expense, net of amortization of loan issuance costs, as defined in our senior credit agreement.

      EBITDA for 2001 increased $23.8 million, or 24.0%, from the prior year due to the change in operating earnings discussed above.

Interest Expense:  Interest expense in 2001 was $45.1 million compared to $48.6 million in 2000. The interest expense decrease was due to lower effective interest rates associated with our senior credit agreements obtained through fixed-rate interest contracts. (See Note 4 of Notes to Consolidated Financial Statements.)

Net Earnings:  Net earnings in 2001 increased approximately $14.8 million, or 161.8%, from the prior year to $23.9 million due to the increase in operating earnings discussed previously. On a comparable basis, excluding the international 13th month for 2000, net earnings increased $15.5 million, or 185.7%. Effective income tax rates for 2001 and 2000 were 42.0% and 41.5%, respectively.

Liquidity and Capital Resources

General

      We require capital principally for capital expenditures, primarily for the manufacturing of our rental assets and systems infrastructure, debt service and working capital. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

      During the next twelve months, our principal sources of liquidity are expected to be cash on hand, cash flows from operating activities, cash from an additional payment under the anti-trust litigation settlement and availability under the revolving portion of our senior credit facility. Based upon the current level of operations, we believe that these sources of liquidity will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures through 2004. Due to the anticipated growth in demand for our V.A.C. platforms going forward, slower payment cycles associated with certain payers and increased capital expenditures and working capital required to support and maintain such growth, our ability to generate cash flow sufficient to meet our 2005, 2006 and 2007 debt amortization requirements may be negatively impacted. In such case, we may attempt to raise additional capital, through the refinancing of existing indebtedness, through the sale of additional debt or equity securities or any combination of the foregoing, subject to the restrictions contained in the indenture governing our outstanding notes and our senior credit agreement. We cannot give any assurance that we will be successful in raising additional capital.

      Over the last three years, our primary sources of capital have been funds from operations and borrowings under our senior credit facility. The following table summarizes the net funds provided by and used in operating activities, financing activities and investing activities for the last three years (dollars in thousands):

	2002	2001	2000

Net cash provided by operating activities	$ 76,254	$ 29,895	$ 40,151

Net cash used by investing activities	(39,027)	(48,325)	(32,012)

Net cash provided (used) by financing activities	16,100	16,829	(12,715)
	______	______	______
Total	$ 53,327	$ (1,601)	$ (4,576)
	_____	_____	_____

      At December 31, 2002, cash and cash equivalents of $54.5 million were available for general corporate purposes. Financing activities consist of net borrowings under our senior credit facility. Availability under the revolving portion of our senior credit facility was $41.3 million. In addition, we are committed to purchase approximately $12.5 million of inventory associated with new products during 2003. We did not have any other material purchase commitments as of year end.

Working Capital

      At December 31, 2002, we had current assets of $430.1 million and current liabilities of $186.2 million resulting in a working capital surplus of approximately $243.9 million, compared to a surplus of $100.3 million at December 31, 2001. The litigation settlement accounted for the majority of this change. Excluding the litigation settlement, our working capital surplus increased approximately $36.9 million resulting from increases in cash and accounts receivable. Operating cash flows were $76.3 million compared to $29.9 million in the prior year. This increase was due to higher earnings and lower working capital requirements, primarily inventory, accrued expenses and deferred income taxes.

      During 2003, we expect demand for our V.A.C. platforms and related disposables to continue to increase, which could have the effect of increasing accounts receivable due to extended payment cycles for Medicare and other managed care payers. We expect to manage this increase in accounts receivable with available cash on hand and, if necessary, through increased borrowing under our revolving credit facility, the refinancing of existing indebtedness or through the incurrence of additional indebtedness through new lending arrangements. We expect that cash on hand, cash flow from operations and additional borrowings under our revolving credit facility will be sufficient to meet our working capital needs through 2004. We have adopted a number of policies and procedures during 2002 to address our billing and collection issues and we believe that our actions will improve our collection turnaround times.

Capital Expenditures

      During 2002, we made net capital expenditures of $53.1 million compared to $44.0 million in 2001 and $30.3 million in 2000. The year-over-year increases are primarily due to purchases of materials for the V.A.C. platforms and other high-demand rental products as well as expenditures related to the build-out of our newly-leased customer service facility and purchases of computer hardware and software. Over the next twelve months, we have commitments to purchase new product inventory, including disposable "for sale" products, of $12.5 million. Other than commitments for new product inventory, we have no material long-term capital commitments and can adjust the level of capital expenditures as circumstances warrant. We expect future demand for the V.A.C. platforms to increase, which will require increased capital expenditures over time.

Debt Service

      As of December 31, 2002, scheduled principal payments under our senior credit facility for the years 2003, 2004 and 2005 were $30.6 million, $86.8 million and $113.8 million, respectively. In January 2003, we made payments on our outstanding senior debt totaling $107 million. As a result of these payments, future maturities under our senior credit facility for the years 2003, 2004 and 2005 were reduced to $19.9 million, $58.8 million and $76.1 million, respectively. Based upon the current level of operations, we anticipate that cash on hand, cash flow from operations and the anticipated $75 million remaining to be paid under the anti-trust litigation settlement will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures through 2004. As a result of the settlement of the anti-trust litigation with Hillenbrand Industries, Inc. and our improved operating results, Standard and Poors raised our corporate credit and senior secured debt rating to "B+" from "B" and raised the rating on our senior subordinated notes to "B-" from "CCC+".

Senior Credit Facility

      The senior credit facility consists of five term loans and a revolving credit facility. The following table sets forth the amounts owing under each term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of March 26, 2003 (dollars in thousands):

			Amounts
			Available for
	Effective Interest	Amounts	Additional
Senior Credit Facility	Rate (1)	Outstanding	Borrowing

Revolving credit facility, due 2003	-	$ -	$ 39,083 (2)
Tranche A term loan due 2003	3.15%	17,633	-
Tranche B term loan due 2004	3.90%	57,283	-
Tranche C term loan due 2005	4.15%	57,283	-
Tranche D term loan due 2006	4.03%	62,699	-
Tranche E term loan due 2007	4.15%	19,952	-
		_______	______
Total		$ 214,850	$ 39,083
		______	_____

  Effective interest rates do not take into account existing interest rate hedging arrangements.

  Amounts available under the revolving portion of our senior credit facility are reduced by
  $10.9 million of letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

      As of December 31, 2002, indebtedness under the senior credit facility, including the revolving credit facility (other than certain loans under the revolving credit facility designated in foreign currency) and the term loans, bear interest at rates determined under either of the following alternative methods, at our option:

Method 1
       The base rate, which is the higher of:
          - the rate of interest publicly announced by Bank of America as its "referenced rate"; or
          - the federal funds effective rate from time to time plus 0.50%;
       PLUS
       The percentage set forth below for the applicable loan/facility:
          - 0.75% in respect of Tranche A term loans and loans under our revolving credit facility;
          - 1.50% in respect of Tranche B term loans;
          - 1.75% in respect of Tranche C and Tranche E term loans; and
          - 1.625% in respect of Tranche D term loans, or
Method 2
       The Eurodollar Rate (as defined in our senior credit facility agreement) for one, two, three or six months
       PLUS
       The percentage set forth below for the applicable loan/facility:
          - 1.75% in respect of Tranche A term loans and loans under our revolving credit facility;
          - 2.50% in respect of Tranche B term loans;
          - 2.75% in respect of Tranche C and Tranche E term loans; and
          - 2.625% in respect to Tranche D term loans.

      Revolving loans designated in foreign currency bear interest at a rate based upon the cost of funds for such loans plus 1.75%.

      The term loans, other than Tranches D and E, are subject to quarterly amortization payments, which began on March 31, 1998. The Tranche D term loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Tranche E term loan amortizes at 1% per year beginning September 30, 2002 with a final payment of $29.0 million due December 31, 2005. We may borrow additional funds under the revolving credit facility at any time up to the borrowing limits thereunder. As of December 31, 2002, we had no revolving loans outstanding under the revolving credit facility. However, we had four letters of credit in the amount of $8.7 million and the aggregate availability under the revolving credit facility was $41.3 million.

      Our indebtedness under the senior credit facility is guaranteed by certain of our subsidiaries and is secured by (i) a first priority security interest in all of our tangible and intangible assets and those of our domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by us and our subsidiaries, (ii) a first priority perfected pledge of all our capital stock and the capital stock of our domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by us or our domestic subsidiaries.

      Our senior credit agreement requires us to meet certain financial tests, including minimum levels of EBITDA, minimum interest coverage, maximum leverage ratio and capital expenditures. The senior credit agreement also contains covenants which, among other things, limit our ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of our assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of our properties, or undertake certain other matters customarily restricted in such agreements. As of December 31, 2002, we were in compliance with all applicable covenants.

      Our senior credit agreement also contains customary events of default, including payment defaults, any breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, any change in our company's control and failure of any guaranty, security document, security interest or subordination provision under the senior credit agreement. In addition, the senior credit agreement provides for mandatory repayments, subject to certain exceptions, of the term loans and the revolving credit facility based on certain net asset sales outside the ordinary course of our business and our subsidiaries' business, the net proceeds of certain debt and equity issuances and excess cash flows.

Senior Subordinated Notes

      In 1997, we issued $200.0 million of 9 5/8% senior subordinated notes due in 2007. The notes are unsecured obligations, ranking subordinate in right of payment to all of our senior debt and will mature on November 1, 2007. As of December 31, 2002, the entire $200.0 million of our notes were issued and outstanding.

      Our notes are not entitled to the benefit of any mandatory sinking fund. The notes are redeemable, at our option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

      At any time, or from time to time, we may acquire a portion of the notes through open-market purchases. In order to affect the foregoing redemption with the proceeds of any equity offering, we would make such redemption not more than 120 days after the consummation of any such equity offering.

      Under the indenture governing the outstanding notes, we are subject to customary covenants, which, among other things, restrict our ability to:

          - incur additional indebtedness;
          - incur liens;
          - announce or pay dividends or make certain other restricted payments;
          - consummate certain asset sales;
          - enter into certain transactions with affiliates;
          - incur indebtedness that is subordinate in right of payment to any senior debt and senior in right of payment to the notes;
          - merge or consolidate with any other person; or
          - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the KCI assets.

      In addition, we are subject to certain financial covenants including a covenant requiring us to maintain minimum levels of EBITDA (as defined therein), minimum interest coverage ratios, a maximum leverage ratio and capital expenditures.

      The indenture governing our notes contains customary events of default, including nonpayment of principal or interest, violations of covenants, inaccuracy of representations or warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, material judgments and liabilities, change of control and any material adverse change in our financial condition.

Long Term Commitments

      Listed below are our contractual obligations and future liquidity demands as of December 31, 2002 (dollars in thousands):

	Payments Due

	Total	< 1 year	1-2 years	3-4 years	5+ years

Long term debt amortization	$ 521,850	$ 30,550	$ 200,575	$290,725	$ -

Capital lease payments	252	157	95	-	-

Operating lease payments	75,901	16,805	25,323	17,423	16,350

Purchase commitments	12,540	12,540	-	-	-
	_______	______	_______	_______	______
Totals	$ 610,543	$ 60,052	$ 225,993	$308,148	$ 16,350
	______	_____	______	______	_____

Critical Accounting Policies

      The SEC defines critical accounting policies as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. We are not aware of any reasonably possible events or circumstances that would result in different amounts being reported that would have a material effect on our results of operations or financial position. However, in preparing our financial statements in accordance with generally accepted accounting principles in the United States, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequentially, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions include those described below. See Note 1 of Notes to Consolidated Financial Statements for further description of these items.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101 when each of the following four criteria are met:

    A contract or sales arrangement exists.

    Products have been shipped and title has transferred or services have been rendered.

    The price of the products or services is fixed or determinable.

    Collectibility is reasonably assured.

      We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Reductions to rental revenue are recorded to provide for payment adjustments including (i) capitation agreements, (ii) evaluation/free trial days, (iii) credit memos, (iv) rebates, (v) pricing adjustments (vi) utilization adjustments, (vii) cancellations and (viii) payer adjustments. In addition, we establish reserves against revenue to allow for uncollectible items relating to (i) unbilled receivables over 60 days old and (ii) patient co-payments, based on historical collection experience.

Accounts Receivable-Allowance for Doubtful Accounts

      We utilize a combination of factors in evaluating the collectibility of account receivables. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond an established billing window, are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for bad debt based on the length of time that the receivables are past due. The reserve rates vary by payer group and are based upon our historical experience on a weighted average basis. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days for certain payer groups. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change such as, higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount. (See Note 1 of Notes to Consolidated Financial Statements-Accounts Receivable.)

Goodwill and Other Intangible Assets

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill represented 7.5% and 12.5%, of total assets, at December 31, 2002 and December 31, 2001, respectively. Effective January 1, 2002, we applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when event or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

      Goodwill has been tested for impairment during the first and fourth quarters of 2002 and will be tested for impairment at least annually, in the fourth quarter, using a two-step process. The first step is a comparison of an estimation of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement. We recorded no impairments to our reporting units as a result of the implementation of SFAS 142 during 2002.

      The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or business climate, an adverse regulatory action or unanticipated competition.

Inventory

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess of sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale products in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-

demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. KCI relies on historical information to support its reserve and utilizes management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

Long Lived Assets

      Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (thirty to forty years for buildings and between three and five years for most of our other property and equipment) of the assets. We have not had an event that would indicate impairment of our tangible long-lived assets. If an event were to occur, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash-flow basis and adjust the carrying value accordingly.

Income Taxes

      We operate in multiple tax jurisdictions with different tax rates and must determine the allocation of income to each of our jurisdictions based on estimates and assumptions. In the normal course of our business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates.

Legal Proceedings and Other Loss Contingencies

      We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both i) probable or known that a liability has been incurred, and ii) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, Accounting for Contingencies. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We will adopt SFAS No. 143 during the first quarter of fiscal year 2003 and have not yet determined what effect this statement will have on our earnings or financial position. We believe the adoption of this statement will not have a significant effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45 and have determined that it will not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy in the summary of significant accounting policies section with respect to stock-based employee compensation. The amendment of the annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. We have included the amended disclosure requirement of SFAS No. 148 in the Notes to Consolidated Financial Statements, Note 1, "Summary of Significant Accounting Policies".

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

      We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We use interest rate swap agreements to minimize the impact of fluctuating interest rates. These contracts are initiated within the guidance of corporate risk management policies and are reviewed and approved by our top financial management. We do not use financial instruments for speculative or trading purposes.

      On December 31, 2002, two of our existing interest rate swap agreements expired. Because of unfavorable movements in interest rates under the agreements in 2002 and 2001, we incurred additional interest expense of approximately $2.8 million and $2.1 million in 2002 and 2001, respectively. In October 2002, we entered into two new interest rate swap agreements pursuant to which we fixed the rates on $200.0 million of our variable rate debt as follows:

          - 1.745% per annum on $100.0 million of our variable rate debt through 2003; and
          - 2.375% per annum on $100.0 million of our variable rate debt through 2004.

      The fair value of these swaps at inception was zero. However, due to subsequent unfavorable movements in interest rates, as of December 31, 2002, the fair values of the swaps were liabilities of approximately $330,000 for the 1.745% swap and $1.0 million for the 2.375% swap. For further discussion of derivatives and the related subsequent event, see Notes 4, 10, 14 and 17 of the Notes to Consolidated Financial Statements.

      The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the field curve at the reporting date (dollars in thousands):
	December 31, 2002

	Expected maturity date

							Fair
	2003	2004	2005	2006	2007	Total	Value
Long-term debt
Fixed rate	$ -	$ -	$ -	$ -	$200,000	$200,000	$206,000
Average interest rate	-%	-%	-%	-%	9.625%	9.625%

Variable rate	$30,550	$86,750	$113,825	$90,725	$ -	$321,850	$321,850
Average interest rate	3.239%	3.905%	4.149%	4.025%	-%	3.962%

Interest rate swaps (1)
Variable to fixed	$100,000	$100,000	$ -	$ -	$ -	$200,000	$ (1,341)
Average pay rate	1.745%	2.375%	-%	-%	-%	2.060%
Average receive rate	1.400%	1.400%	-%	-%	-%	1.400%

	December 31, 2001

	Expected maturity date

							Fair
	2002	2003	2004	2005	Thereafter	Total	Value
Long-term debt
Fixed rate	$ -	$ -	$ -	$ -	$200,000	$200,000	$199,000
Average interest rate	-%	-%	-%	-%	9.625%	9.625%

Variable rate	$ 2,750	$42,050	$86,450	$84,650	$ 90,725	$306,625	$306,625
Average interest rate	5.599%	4.719%	5.561%	5,806%	5.435%	5.476%

Interest rate swaps (1)
Variable to fixed	$250,000	$ -	$ -	$ -	$ -	$250,000	$ (2,512)
Average pay rate	3.338%	-%	-%	-%	-%	3.338%
Average receive rate	1.910%	-%	-%	-%	-%	1.910%

      (1) Interest rate swaps are included in the variable rate debt under long-term debt.

Foreign Currency and Market Risk

      We have direct operations in Western Europe, Canada, Australia and South Africa and distributor relationships in many other parts of the world. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $18.3 million for the year ended December 31, 2002. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2002 would change our net income for the year ended December 31, 2002 by approximately $1.3 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
	December 31,
	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$ 54,485	$ 199
Accounts receivable, net	152,896	121,364
Accounts receivable - other (Note 16)	175,000	-
Inventories, net	37,934	40,166
Prepaid expenses and other current assets	9,760	9,337
	_______	_______
Total current assets	430,075	171,066
	_______	_______

Net property, plant and equipment	105,549	89,981
Loan issuance cost, less accumulated amortization
of $11,949 in 2002 and $9,634 in 2001	6,287	8,602
Goodwill	46,357	43,035
Other assets, less accumulated amortization of
$6,840 in 2002 and $5,562 in 2001	29,791	30,509
	_______	_______
	$ 618,059	$ 343,193
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 11,156	$ 8,429
Accrued expenses	61,556	48,108
Current installments of long-term obligations	30,550	2,750
Current installments of capital lease obligations	157	171
Derivative financial instruments	1,341	2,512
Income taxes payable	14,615	8,761
Current deferred income taxes (Note 16)	66,838	-
	_______	_______
Total current liabilities	186,213	70,731
	_______	_______

Long-term obligations, net of current installments	491,300	503,875
Capital lease obligations, net of current
installments	95	232
Deferred income taxes, net	9,501	4,363
Deferred gain, sale of headquarters facility	10,023	-
Other noncurrent deferred, net	1,363	317
	_______	_______
	698,495	579,518
	_______	_______
Shareholders' deficit:
Common stock; issued and outstanding 70,928
in 2002 and 70,925 in 2001	71	71
Retained deficit	(76,216)	(226,381)
Accumulated other comprehensive loss	(4,291)	(10,015)
	_______	_______
	(80,436)	(236,325)
	_______	_______
	$ 618,059	$ 343,193
	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Consolidated Statements of Earnings (in thousands, except per share data)
	Year Ended December 31,
	2002	2001	2000
Revenue:
Rental and service	$ 453,060	$ 361,634	$ 274,331
Sales and other	125,902	94,313	77,701
	________	________	________
Total revenue	578,962	455,947	352,032

Rental expenses	276,125	220,485	176,392
Cost of goods sold	51,824	32,952	29,645
	________	________	________
	327,949	253,437	206,037
	________	________	________
Gross profit	251,013	202,510	145,995

Selling, general and administrative
expenses	141,594	114,828	80,294
Unusual item-litigation settlement	(173,250)	-	-
	________	________	________
Operating earnings	282,669	87,682	65,701

Interest income	496	280	897
Interest expense	(40,943)	(45,116)	(48,635)
Foreign currency income (loss)	3,935	(1,638)	(2,358)
	________	________	________
Earnings before income taxes	246,157	41,208	15,605
Income taxes	96,001	17,307	6,476
	________	________	________
Net earnings	$ 150,156	$ 23,901	$ 9,129
	_____	_____	_____

Basic earnings per common share	$ 2.12	$ 0.34	$ 0.13
	_____	_____	_____

Diluted earnings per common share	$ 1.93	$ 0.32	$ 0.12
	_____	_____	_____
Average common shares:
basic (weighted average
outstanding shares)	70,927	70,917	70,915
	_____	_____	_____
Diluted (weighted average
outstanding shares)	77,662	73,996	73,219
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net earnings	$ 150,156	$ 23,901	$ 9,129
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	33,404	29,530	28,277
Amortization	3,594	7,685	6,505
Provision for uncollectible accounts receivable	7,623	8,932	6,466
Amortization of deferred loss on interest rate swap	-	843	-
Amortization of deferred gain on sale/leaseback of
headquarters facility	(426)	-	-
Noncash gain on litigation settlement	(173,250)	-	-
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(38,217)	(39,571)	(18,488)
Decrease (increase) in inventories	2,612	(16,664)	(2,021)
Decrease (increase) in prepaid expenses and other
current assets	(423)	681	124
Increase in accounts payable	2,568	2,069	3,368
Increase in accrued expenses	11,864	6,835	5,994
Increase in income taxes payable	5,732	4,467	1,864
Increase in current deferred income taxes	66,838	-	-
Increase (decrease) in deferred income taxes, net	4,179	1,187	(1,067)
	________	_______	_______
Net cash provided by operating activities	76,254	29,895	40,151
	________	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(54,546)	(43,997)	(31,718)
Increase in inventory to be converted into
equipment for short-term rental	(300)	(2,700)	(300)
Dispositions of property, plant and equipment	1,703	2,744	1,737
Proceeds from sale of headquarters facility	18,232	-	-
Business acquisitions, net of cash acquired	(3,596)	(80)	(427)
Increase in other assets	(520)	(4,292)	(1,304)
	________	_______	_______
Net cash used by investing activities	(39,027)	(48,325)	(32,012)
	________	_______	_______
Cash flows from financing activities:
Proceeds from (repayments of) notes payable, long-term,
capital lease and other obligations	16,091	16,805	(12,715)
Proceeds from the exercise of stock options	9	24	-
	________	_______	_______
Net cash provided (used) by financing
activities	16,100	16,829	(12,715)
	________	_______	_______
Effect of exchange rate changes on cash and cash
equivalents	959	(339)	(647)
	________	_______	_______
Net increase (decrease) in cash and cash equivalents	54,286	(1,940)	(5,223)
Cash and cash equivalents, beginning of year	199	2,139	7,362
	________	_______	_______
Cash and cash equivalents, end of year	$ 54,485	$ 199	$ 2,139
	_____	_____	_____

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Deficit
Three Years Ended December 31, 2002
(in thousands)

	Common Stock	Retained Earnings Deficit	Accumulated Other Comprehensive Loss	Total Share- holders' Deficit

Balances at December 31, 1999	$ 71	$ (259,435)	$ (5,371)	$ (264,735)
	___	_________	______	________
Net earnings	-	9,129	-	9,129
Foreign currency translation adjustment	-	-	(2,347)	(2,347)
				________
Total comprehensive income				6,782
	___	_________	______	________
Balances at December 31, 2000	$ 71	$ (250,306)	$ (7,718)	$ (257,953)
	___	_________	______	________
Net earnings	-	23,901	-	23,901
Foreign currency translation adjustment	-	-	(1,213)	(1,213)
Net derivative loss, net of taxes
of $1,592	-	-	(2,956)	(2,956)
Reclassification adjustment for
losses included in income,
net of taxes of $713	-	-	1,323	1,323
Reclassification adjustment for
loss recognized on termination
of interest rate swap, net of
taxes of $372	-	-	691	691
Reclassification adjustment for
amortization of loss recognized
on termination of interest rate
swap, net of tax benefit of $76	-	-	(142)	(142)
				________
Total comprehensive income				21,604
Exercise of stock options	-	24	-	24
	___	_________	______	________
Balances at December 31, 2001	$ 71	$ (226,381)	$ (10,015)	$ (236,325)
	___	_________	______	________
Net earnings	-	150,156	-	150,156
Foreign currency translation adjustment	-	-	5,511	5,511
Net derivative loss, net of taxes
of $562	-	-	(1,045)	(1,045)
Reclassification adjustment for
losses included in income,
net of taxes of $972	-	-	1,807	1,807
Reclassification adjustment for
loss recognized on termination
of interest rate swap, net of
tax benefit of $305	-	-	(549)	(549)
				________
Total comprehensive income				155,880
Exercise of stock options	-	9	-	9
	___	_________	______	________
Balances at December 31, 2002	$ 71	$ (76,216)	$ (4,291)	$ (80,436)
	__	______	____	______

      See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)  Principles of Consolidation

      The consolidated financial statements include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries, ("KCI"). All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 2002 presentation. Due to improvements in financial systems and processes, we began reporting international results on a current-month basis effective December 2000. Prior to 2000, we had presented international results using a one-month delay. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment (the "international 13th month") which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively. Unless otherwise noted, the results reported herein include the international 13th month for fiscal 2000.

(b)  Nature of Operations and Customer Concentration

      We design, manufacture, market and distribute therapeutic products, primarily medical devices that promote wound healing and therapeutic systems including specialty hospital beds and mattress overlays that treat and prevent the complications of immobility. The principal markets for our products are domestic and international health care providers, predominantly hospitals and extended care facilities throughout the U.S., Canada and Europe and home care patients in the U.S. Receivables from these customers are unsecured.

      We contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 36% of our revenue during 2002 were generated under national agreements with GPOs.

      We have experienced dramatic growth in V.A.C. device and related disposables revenue since October 2000 when the Medicare Part B program initiated payments for V.A.C. home placements. V.A.C. platforms and related disposable revenue in 2002 of $313.4 million increased 65.0% from the prior year and now accounts for approximately 54.1% of total revenue.

      During 2002, KCI International had direct operations in 15 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, Belgium, South Africa and Spain. (See Note 13.)

(c)  Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101 when each of the following four criteria are met:

      1)  A contract or sales arrangement exists.
      2)  Products have been shipped and title has transferred or services have been rendered.
      3)  The price of the products or services is fixed or determinable.
      4)  Collectibility is reasonably assured.

      Rental and service revenue are recognized as services are rendered. Sales and other revenue are recognized when products are shipped.

(d)  Cash and Cash Equivalents

      We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

(e)  Fair Value of Financial Instruments

      The carrying amount reported in the balance sheet for cash, accounts receivable, long-term securities, accounts payable and long-term obligations approximates their fair value. We estimate the fair value of long-term obligations by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument.

(f)  Accounts Receivable

      Accounts receivable consist of amounts due directly from facilities (hospitals, extended care facilities, etc.), third-party payers (both governmental and non-governmental) and patient pay accounts.

      Significant concentrations of accounts receivable include:

	2002	2001

Facilities / dealers	63%	61%
TPP - Managed care and commercial	26%	26%
TPP - Governmental	9%	11%
Other	2%	2%

      The third-party payer reimbursement process requires extensive documentation which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

      We evaluate the collectibility of accounts receivable based on a combination of factors. For unbilled receivables, items that remain unbilled for more than 90 days, or beyond an established billing window, are reversed out of revenue and receivables. For billed receivables, we generally recognize reserves for bad debt based on the length of time that the receivables are past due. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days for certain payer groups. The reserve rates vary by payer group and historical experience on a weighted average basis. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, for example bankruptcy filings. If circumstances change, such as higher than expected denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

(g)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental has been reclassified to property, plant and equipment.

      We have a three-year contract effective October 1, 2002 with one supplier to supply the majority of our inventory generating V.A.C. sales revenue.

(h)  Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized.

(i)  Depreciation

      Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (thirty to forty years for buildings and between two and five years for most of our other property and equipment) of the assets.

(j)  Goodwill and Business Combinations

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Prior to 2002, goodwill was amortized over three to twenty-five years from the date of acquisition using the straight-line method. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when event or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

      Goodwill has been tested for impairment during the first and fourth quarters of 2002 and will be tested for impairment at least annually, in the fourth quarter, using a two-step process. The first step is a comparison of an estimation of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement. We recorded no impairments to our reporting units as a result of the implementation of SFAS 142 during 2002.

      The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or business climate, an adverse regulatory action or unanticipated competition.

(k)  Other Assets

      Other assets consist principally of patents, trademarks, long-term investments and the estimated residual value of assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

(l)  Income Taxes

      We recognize certain transactions in different time periods for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The provision for deferred income taxes represents the change in deferred income tax accounts during the year.

(m)  Earnings Per Share

      Basic earnings per share ("EPS") is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted

EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

(n)   Licensing Fees

      We pay licensing fees for the right to market our V.A.C. devices. Licensing fee expenses are based on V.A.C. revenue and recognized in the period that the related revenue is earned.

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

(p)  Insurance Programs

      We established the KCI Employee Benefits Trust (the "Trust") as a self-insurer for certain risks related to our U.S. employee health plan and certain other benefits. We fund the Trust based on the value of expected future payments, including claims incurred but not reported. We have also purchased insurance, which limits the Trust's liability under the benefit plans.

(q)  Foreign Currency Translation

      The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.

(r)  Stock Options

      We use the intrinsic value method in accounting for our stock option plans. In 2002, compensation costs of approximately $800,000, net of estimated taxes, have been recognized in the financial statements related to these plans. No compensation costs were recognized in 2001 and 2000 related to these plans. Had compensation cost for our stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, our net earnings and earnings per share would have been decreased to the pro forma amounts indicated below.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands, except for earnings per share information):

	2002	2001	2000

Net earnings as reported	$ 150,156	$ 23,901	$ 9,129
Pro forma net earnings	$ 148,751	$ 22,526	$ 7,023

Earnings per share as reported
Basic earnings per common share	$ 2.12	$ 0.34	$ 0.13
Diluted earnings per common share	$ 1.93	$ 0.32	$ 0.12

Pro forma earnings per share
Basic earnings per common share	$ 2.10	$ 0.32	$ 0.10
Diluted earnings per common share	$ 1.92	$ 0.30	$ 0.10

      We are not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future results.

(s)  Research and Development

      The focus of our research and development program has been to develop new products and make technological improvements to existing products. Expenditures for research and development are expensed as incurred and represented approximately 3%, 3% and 2% of our total operating expenditures in each of the years ended December 31, 2002, 2001 and 2000, respectively.

(t)  Interest Rate Protection Agreements

      Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. Each interest rate swap is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt. (See Notes 4 and 14 and Item 7a. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk.)

(u)  Shipping and Handling

      We include shipping and handling costs in rental expense. Shipping and handling cost recovered from customers is also included in rental expense. The amount of shipping and handling costs and costs recovered are less than 2% of our total revenue for all periods presented.

(v)  Advertising Expenses

      Advertising costs are expensed as incurred. Advertising expense was less than 1% of our total revenue in each of the years ended December 31, 2002, 2001 and 2000.

(w)  Other Pending Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We will adopt SFAS No. 143 during the first quarter of fiscal year 2003 and have not yet determined what effect this statement will have on our earnings or financial position. We believe the adoption of this statement will not have a significant effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December

15, 2002. We have adopted FIN 45 and have determined that it will not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "According for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy in the summary of significant accounting policies section with respect to stock-based employee compensation. The amendment of the annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. We have included the amended disclosure requirement of SFAS No. 148 in the above discussion of "Stock Options".

NOTE 2.     Acquisitions and Dispositions

      In 1996, we acquired a 26% interest in the capital stock of Polymedics N.V., ("Polymedics"), a Belgium manufacturer of foam used in certain V.A.C. dressings which was accounted for on a cost basis. During the first quarter of 2002, we acquired the remaining 74% of Polymedics stock for approximately $3.6 million in cash at which time the financial position and results of operations were reflected on a consolidated basis. Polymedics' operating results did not have a material impact on our results of operations for 2002, 2001 or 2000.

      In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement. The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.4 million. The deferred gain is being amortized over the term of the lease. Approximately $425,000 of amortization was recognized in income in 2002. The initial lease term is 10 years and requires minimum annual lease payments ranging from $3.2 million to $3.8 million. We have two options to renew the lease for a term of three or five years each. Rental expense of $1.5 million was recognized in 2002. The following table indicates the estimated future cash lease payments, inclusive of executory costs, for the years set forth below (dollars in thousands):

Estimated
Year ended	Cash Lease
December 31,	Payments

2003	$ 3,232
2004	$ 3,311
2005	$ 3,390
2006	$ 3,470
2007	$ 3,549
2008 and thereafter	$ 17,075
______
$ 34,027
______

NOTE 3.     Supplemental Balance Sheet Data

      Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001
Trade accounts receivable:
Facilities / dealers	$ 92,359	$ 73,088

Third-party payers:
Medicare / Medicaid	31,118	22,006
Managed care commercial and other	53,229	40,375
	______	______
	176,706	135,469
Medicare V.A.C. receivables prior to
October 1, 2000	14,351	14,351
Employee and other receivables	2,410	2,075
	______	______
	193,467	151,895
Less: Allowance for doubtful accounts	(26,220)	(16,180)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(14,351)	(14,351)
	______	______
	$ 152,896	$ 121,364
	_____	_____

      Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001

Finished goods	$ 16,411	$ 11,244
Work in process	2,411	3,540
Raw materials, supplies and parts	31,825	37,081
	______	______
	50,647	51,865
Less: Amounts expected to be converted
into equipment for short-term rental	(11,100)	(10,800)

Reserve for excess and obsolete
inventory	(1,613)	(899)
	______	______
	$ 37,934	$ 40,166
	_____	_____

      Net property, plant and equipment consist of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001

Land	$ 549	$ 1,439
Buildings	10,528	18,732
Equipment for short-term rental	178,022	149,347
Machinery, equipment and furniture	89,742	74,442
Leasehold improvements	3,209	1,804
Inventory to be converted to equipment	11,100	10,800
	______	______
	293,150	256,564
Less accumulated depreciation	(187,601)	(166,583)
	______	______
	$ 105,549	$ 89,981
	_____	_____

      Accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001

Payroll, commissions and related taxes	$ 26,363	$ 19,484
Interest expense	4,017	4,307
Insurance accruals	2,758	1,987
Other accrued expenses	28,418	22,330
	______	______
	$ 61,556	$ 48,108
	____	____

NOTE 4.     Long-Term Obligations

      Long-term obligations consist of the following (dollars in thousands):

	December 31,	December 31,
	2002	2001
Senior Credit Facility:
Revolving bank credit facility	$ -	$ 11,800
Term loans:
Tranche A due 2003	27,500	27,500
Tranche B due 2004	85,500	86,400
Tranche C due 2005	85,500	86,400
Tranche D due 2006	93,575	94,525
Tranche E due 2005	29,775	-
	______	______
	321,850	306,625
9 5/8% Senior Subordinated
Notes Due 2007	200,000	200,000
	______	______
	521,850	506,625
Less current installments	(30,550)	(2,750)
	______	______
	$ 491,300	$ 503,875
	_____	_____

      The senior credit facility originally totaled $400.0 million and consisted of (i) a $50.0 million six-year revolving credit facility, (ii) a $50.0 million six-year Acquisition Facility, (iii) a $120.0 million six-year amortizing Term Loan A, (iv) a $90.0 million seven-year amortizing Term Loan B and (v) a $90.0 million eight-year amortizing Term Loan C (collectively, the "Term Loans"). On February 17, 2000, we, entered into a third amendment to our $400.0 million senior credit agreement (the "Amendment"). The Amendment established revised financial covenant levels for Interest Coverage, Leverage Ratio and Minimum EBITDA. On June 15, 2001, we entered into an Amended and Restated Credit and Guarantee Agreement, which funded a $95 million Tranche D Term Loan as part of a refinancing of our senior secured credit facility. Proceeds from the Tranche D Term Loan were used to pay down existing indebtedness, including $60 million outstanding under the Tranche A Term Loan, approximately $8 million outstanding under the acquisition facility and $26 million under the revolving credit facility with the remaining proceeds used to pay fees and expenses associated with this transaction. On April 4, 2002, we entered into a Second Amended and Restated Credit and Guarantee Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement funded a $30 million Trache E Term Loan as part of a refinancing of our senior secured credit facility. Proceeds from the Tranche E Term Loan were used to pay down existing indebtedness of $29.6 million under the revolving credit facility with the remaining proceeds used to pay fees and expenses associated with the transaction. As of December 31, 2002, we had no revolving loans outstanding. However, we had four letters of credit in the amount of $8.7 million outstanding and the aggregate availablility under the revolving credit facility of $41.3 million.

Senior Credit Facility

      As of December 31, 2002, indebtedness under the senior credit facility, including the revolving credit facility (other than certain loans under the revolving credit facility designated in foreign currency) and the term loans, bears interest at rates determined under either of the following alternative methods, at our option:

Method 1
       The base rate, which is the higher of:
          - the rate of interest publicly announced by Bank of America as its "referenced rate"; or
          - the federal funds effective rate from time to time plus 0.50%;
       PLUS
       The percentage set forth below for the applicable loan/facility:
          - 0.75% in respect of Tranche A term loans and loans under our revolving credit facility
          - 1.50% in respect of Tranche B term loans;
          - 1.75% in respect of Tranche C and Tranche E term loans; and
          - 1.625% in respect of Tranche D term loans, or
Method 2
       The Eurodollar Rate (as defined in our senior credit facility agreement) for one, two, three or six months
       PLUS
       The percentage set forth below for the applicable loan/facility:
          - 1.75% in respect of Tranche A term loans and loans under our revolving credit facility
          - 2.50% in respect of Tranche B term loans;
          - 2.75% in respect of Tranche C and Tranche E term loans; and
          - 2.625% in respect to Tranche D term loans.

      Revolving loans designated in foreign currency bear interest at a rate based upon the cost of funds for such loans plus 1.75%.

      The term loans, other than Tranches D and E, are subject to quarterly amortization payments, which began on March 31, 1998. The Tranche D term loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $90.7 million due March 31, 2006. The Tranche E term loan amortizes at 1% per year beginning September 30, 2002 with a final payment of $29.0 million due December 31, 2005. We may borrow additional funds under the revolving credit facility at any time up to the borrowing limits thereunder. As of December 31, 2002, we had no revolving loans outstanding under the revolving credit facility, however, we had four letters of credit in the amount of $8.7 million and the aggregate availability under the revolving credit facility was $41.3 million.

      Our indebtedness under the senior credit facility is guaranteed by certain of our subsidiaries and is secured by (i) a first priority security interest in all of our tangible and intangible assets and those of our domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by us and our subsidiaries, (ii) a first priority perfected pledge of all our capital stock and the capital stock of our domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by us or our domestic subsidiaries.

      Our senior credit agreement requires us to meet certain financial tests, including minimum levels of EBITDA, minimum interest coverage, maximum leverage ratio and capital expenditures. The senior credit agreement also contains covenants which, among other things, limit our ability to: incur additional indebtedness, make investments, announce or pay dividends, make loans and advances, make capital expenditures, enter into transactions with affiliates, dispose of our assets, enter into acquisitions, mergers or consolidation transactions, make prepayments on other indebtedness, create or permit to be created any liens on any of our properties, or undertake certain other matters customarily restricted in such agreements. As of December 31, 2002, we were in compliance with all applicable covenants.

      Our senior credit agreement also contains customary events of default, including payment defaults, any breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, any change in our company's control and failure of any guaranty, security document, security interest or subordination provision under the senior credit agreement. In addition, the senior credit agreement provides for mandatory repayments, subject to certain exceptions, of the term loans and the revolving credit facility based on certain net asset sales outside the ordinary course of our business and our subsidiaries' business, the net proceeds of certain debt and equity issuances and excess cash flows.

Interest Rate Protection

      The following chart summarizes interest rate hedge transactions effective during 2002 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Hypothetical (1)	10/01/01 - 12/31/02	$ 150,000	$ 3.570%	Matured 12/31/02
Shortcut	10/01/01 - 12/31/02	$ 100,000	$ 2.990%	Matured 12/31/02
Shortcut (2)	12/31/02 - 12/31/03	$ 100,000	$ 1.745%	Outstanding
Shortcut (2)	12/31/02 - 12/31/04	$ 100,000	$ 2.375%	Outstanding

      (1) On October 1, 2001, we entered into a $150 million interest rate swap agreement to take advantage of lower interest rates. Although no cash was exchanged, the $150.0 million swap did not qualify for the shortcut method because the fair value of the swap was not zero at inception (it had a negative value). We elected to use the "hypothetical derivative" method to measure effectiveness, which allowed us to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of December 31, 2002, the $150 million swap agreement had matured. Hedge ineffectiveness, of approximately $27,000, in 2002 was immaterial and recognized as an increase of interest expense.

      (2) As of December 31, 2002, these two $100 million interest rate swap agreements effectively fix the base-borrowing rate on 62% of our variable rate debt. The fair value of these swaps at inception was zero. However, due to subsequent movements in interest rates, as of December 31, 2002, the fair value of the one-year, 1.7450% swap and the two-year, 2.3750% swap agreements were in an unfavorable position and were adjusted to a liability of approximately $330,000 and $1.0 million, respectively.

      We have designated our interest rate protection agreements as cash flow hedge instruments. As a result of these agreements during 2002 and 2001, we recorded additional interest expense of approximately $2.8 million and $2.1 million, respectively. Interest expense for 2001 includes a write-off of $1.1 million, the fair value a prior $150 million swap upon termination. (See Item 8, Consolidated Statement of Shareholders' Deficit and Notes 10, 14 and 17.)

Senior Subordinated Notes

      In November 1997 , we issued $200.0 million of 9 5/8% senior subordinated notes due 2007. The notes are unsecured obligations, ranking subordinate in right of payment to all of our senior debt and will mature on November 1, 2007. Interest on the notes accrues at the rate of 9 5/8% per annum and is payable semiannually in cash on each May 1 and November 1, commencing on May 1, 1998, to the persons who are registered Holders at the close of business on April 15 and October 15, respectively, immediately preceding the applicable interest payment date. Interest on the notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. As of December 31, 2002, the entire $200.0 million of our Notes were issued and outstanding.

      Our notes are not entitled to the benefit of any mandatory sinking fund. The notes are redeemable, at our option, in whole at any time or in part from time to time, on and after November 1, 2002, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

      At any time, or from time to time, we may acquire a portion of the notes through open-market purchases. In order to affect the foregoing redemption with the proceeds of any equity offering, we would make such redemption not more than 120 days after the consummation of any such equity offering.

Interest and Future Maturities

      Interest paid during 2002, 2001 and 2000 was approximately $39.0 million, $42.9 million and $45.6 million, respectively.

      As a result of the senior credit refinancing, future maturities of long-term debt at December 31, 2002 are as follows (dollars in thousands):

Year	Amount
2003	$ 30,550
2004	$ 86,750
2005	$ 113,825
2006	$ 90,725
2007	$ 200,000

NOTE 5.     Accounting for Goodwill and Other Noncurrent Assets

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Prior to 2002, goodwill was amortized over three to twenty-five years from the date of acquisition using the straight-line method. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in our accounting for goodwill. Under SFAS 142, goodwill and intangible assets that have indefinite useful lives are no longer subject to amortization over their estimated useful life. Rather, goodwill and intangible assets that have indefinite useful lives are and will be tested at least annually for impairment. SFAS 142 provides specific guidance for testing goodwill for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first and fourth quarters of 2002 and will be tested for impairment at least annually.

      Goodwill was $46.4 million at December 31, 2002, compared to $43.0 million at December 31, 2001. This increase relates to our acquisition of Polymedics in the first quarter of 2002. (See Note 2.) Goodwill represented 7.5% and 12.5% of total assets at December 31, 2002 and December 31, 2001, respectively.

      The following table shows the effect of the adoption of SFAS 142 on our net income as if the adoption had occurred on January 1, 2000 (dollars in thousands, except per share data):

Pro Forma
Year ended
December 31,
	2001	2000
Net earnings - as reported	$ 23,901	$ 9,129
Amortization adjustment	3,372	3,494
	______	______
Adjusted net earnings	$ 27,273	$ 12,623
	____	____

Basic earnings per common share - as reported	$ 0.34	$ 0.13
Amortization adjustment	0.04	0.05
	______	______
Adjusted basic earnings per common share	$ 0.38	$ 0.18
	____	____

Dilutive earnings per common share - as reported	$ 0.32	$ 0.12
Amortization adjustment	0.05	0.05
	______	______
Adjusted dilutive earnings per common share	$ 0.37	$ 0.17
	____	____

      We have recorded amortizable intangible assets, which are included in Other Assets on our consolidated balance sheets. Other assets include the following (dollars in thousands):

	December 31,	December 31,
	2002	2001

Patents, trademarks and other	$ 10,868	$ 10,083
Accumulated amortization	(6,840)	(5,562)
	_____	_____
	4,028	4,521
Investment in assets subject to
leveraged leases	16,445	16,445
Deposit and other	9,318	9,543
	_____	_____
Other tangible, noncurrent assets, net	25,763	25,988
	_____	_____

Total other assets, net	$ 29,791	$ 30,509
	_____	_____

      We acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively, and assumed non-recourse debt of $48.4 million and $51.8 million, respectively. The DC-10 aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in the event of a default is limited to the Trust assets.

      Amortization expense, related to finite-lived intangibles, was approximately $1.3 million, $1.9 million, and $573,000 for 2002, 2001, and 2000, respectively. We amortize these intangible assets over 5 to 17 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2003	$ 488
2004	$ 434
2005	$ 385
2006	$ 265
2007	$ 225

NOTE 6.     Leasing Obligations

      We are obligated for equipment under various capital leases, which expire at various dates during the next two years. At December 31, 2002, the gross amount of equipment under capital leases totaled approximately $900,000 and related accumulated depreciation was approximately $800,000.

      We lease our headquarters facility, computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next ten years. Total rental expense for operating leases was $17.7 million, $13.0 million and $13.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2003	$ 196	$ 16,805
2004	95	13,850
2005	-	11,473
2006	-	9,790
2007	-	7,633
Later years	-	16,350
	___	_____
Total minimum lease payments	$ 291	$ 75,901
		_____
Less amount representing interest	39
	___
Present value of net minimum
capital lease payments	252
Less current portion	157
	___
Obligations under capital leases,
excluding current installments	$ 95
	___

NOTE 7.     Income Taxes

      Earnings before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000

Domestic	$ 229,270	$ 28,824	$ 133
Foreign	16,887	12,384	15,472
	______	_____	_____
	$ 246,157	$ 41,208	$ 15,605
	_____	_____	_____

      Income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Year Ended December 31, 2002
	Current	Deferred	Total

Federal	$ 15,195	$ 68,256	$ 83,451
State	1,318	4,204	5,522
International	7,922	(894)	7,028
	_____	_____	_____
	$ 24,435	$ 71,566	$ 96,001
	____	____	____

Year Ended December 31, 2001
	Current	Deferred	Total

Federal	$ 9,371	$ 1,818	$ 11,189
State	2,283	(433)	1,850
International	4,467	(199)	4,268
	_____	_____	_____
	$ 16,121	$ 1,186	$ 17,307
	____	____	____

Year Ended December 31, 2000
	Current	Deferred	Total

Federal	$ 1,070	$ 99	$ 1,169
State	435	(343)	92
International	6,038	(823)	5,215
	____	____	____
	$ 7,543	$ (1,067)	$ 6,476
	___	___	___

      Income tax expense attributable to earnings before income taxes differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax earnings from continuing operations as a result of the following (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000

Computed "expected" tax expense	$ 86,155	$ 14,423	$ 5,462
Goodwill	-	324	509
State income taxes, net of federal benefit	3,590	1,202	60
Tax-exempt interest from municipal bonds	(32)	-	-
Foreign income taxed at other than U.S. rates	(441)	(419)	(657)
Utilization of foreign net operating loss	(47)	(48)	-
Non-consolidated foreign net operating loss	1,606	401	457
Foreign, other	3,817	1,693	-
Other, net	1,353	(269)	645
	_____	_____	____
	$ 96,001	$ 17,307	$ 6,476
	____	____	___

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (dollars in thousands):

	2002	2001
Deferred Tax Assets:
Accounts receivable, principally due to allowance for
for doubtful accounts	$ 7,553	$ 10,851
Intangible assets, deducted for book purposes but
capitalized and amortized for tax purposes	1,099	1,616
Foreign net operating loss carry forwards	1,606	663
Inventories, principally due to additional costs capitalized
for tax purposes pursuant to the Tax Reform Act of 1986	981	356
Deferred gain on sale of headquarters facility	3,401	-
Derivative tax adjustments	469	879
Accrued liabilities	1,948	1,956
Deferred foreign tax asset	1,453	559
Other	5,561	6,181
	_____	_____
Total gross deferred tax assets	24,071	23,061
Less: valuation allowance	(1,606)	(663)
	_____	_____
Net deferred tax assets	22,465	22,398
	_____	_____

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in
depreciation and basis	(29,360)	(25,243)
Deferred Revenue	(61,250)	-
Deferred state tax liability	(4,737)	(534)
Intangible assets, deducted for book purposes over a
longer life than for tax purposes	(1,956)	(984)
Other	(1,501)	-
	_____	_____
Total gross deferred tax liabilities	(98,804)	(26,761)
	_____	_____
Net deferred tax liability	(76,339)	(4,363)
Less: current portion	66,838	-
	_____	_____
	$ (9,501)	$ (4,363)
	____	____

      At December 31, 2002, we had $1.6 million of foreign operating loss carryforwards available to reduce future taxable income. These loss carryforwards must be utilized within the applicable carryforward periods. A valuation allowance has been provided for the deferred tax assets related to the foreign loss carryforwards. Carryforwards of approximately $1.2 million can be used indefinitely and the remainder expire from 2007 through 2021.

      We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

      Income taxes paid during 2002, 2001 and 2000 were $24.6 million, $12.0 million and $7.2 million, respectively.

NOTE 8.     Shareholders' Equity and Employee Benefit Plans

Common Stock:

      We are authorized to issue 100.0 million shares of Common Stock, $0.001 par value (the "Common Stock"). The number of shares of Common Stock issued and outstanding at the end of 2002 and 2001 was 70,928,040 and 70,925,000, respectively.

Preferred Stock:

      We are authorized to issue up to 20.0 million shares of Preferred Stock, par value $0.001 per share, in one or more series. As of December 31, 2002 and December 31, 2001, none were issued.

Investment Plan:

      We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit. In 2002, 2001 and 2000, we made matching contributions and charged to expense approximately $2.0 million, $1.4 million and $1.2 million, respectively.

NOTE 9.     Stock Option Plans

      In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". While the accounting standard encouraged the adoption of a new fair-value method for expense recognition, Statement 123 allows companies to continue accounting for stock options and other stock-based awards as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). We have elected to follow the provisions of APB 25 and related interpretations in accounting for our stock options plans because, as discussed below, the alternative fair-value method prescribed by FASB Statement No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      In December 1997, our Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as amended, is approximately 13.9 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed ten (10) years. The Management Equity Plan supersedes all other stock option plans. During the 1997 recapitalization transaction, 60 employees rolled stock options covering an additional 5.5 million shares of our common stock into the 1997 Management Equity Plan.

      Pro forma information regarding net income and earnings per share is required by Statement 123 and has been calculated based on the assumption that we had accounted for our employee stock options under the fair-value method of that statement. The fair value for options granted during the three fiscal years ended December 31, 2002, 2001 and 2000, respectively, was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.2%, 4.5% and 4.7%, dividend yields of 0.4%, 0.4% and 0.7%, volatility factors of the expected market price of our common stock of .22, .24 and .33 and a weighted-average expected option life of 6.2 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Other option valuation models also require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the underlying assumptions can materially affect the fair value estimate, in management's opinion, Black-Scholes and other models do not necessarily provide a reliable measure of the fair value of our employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands, except for earnings per share information):

	2002	2001	2000

Net earnings as reported	$ 150,156	$ 23,901	$ 9,129
Pro forma net earnings	$ 148,751	$ 22,526	$ 7,023

Earnings per share as reported
Basic earnings per common share	$ 2.12	$ 0.34	$ 0.13
Diluted earnings per common share	$ 1.93	$ 0.32	$ 0.12

Pro forma earnings per share
Basic earnings per common share	$ 2.10	$ 0.32	$ 0.10
Diluted earnings per common share	$ 1.92	$ 0.30	$ 0.10

      We are not required to apply the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future results.

      The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

Range of Exercise Prices	Options Outstanding at 12/31/02	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Options Exercisable at 12/31/02	Weighted Average Exercise Price

$0.91 to $1.13	1,175	1.6	$ 1.07	1,175	$ 1.07
$1.25 to $2.28	513	1.9	$ 1.72	513	$ 1.72
$2.78 to $4.81	14,854	4.1	$ 4.58	9,855	$ 4.46
$4.82 to $7.00	503	7.6	$ 7.00	32	$ 7.00
	_____			_____
	17,045	3.9	$ 4.32	11,575	$ 4.00
	_____			_____

      A summary of our stock option activity, and related information, for years ended December 31, 2002, 2001 and 2000 follows (options in thousands):

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding -
beginning of year	17,542	$ 4.28	16,985	$ 4.18	9,617	$ 3.65
Granted	293	$ 7.00	1,677	$ 5.09	7,921	$ 4.81
Exercised	(121)	$ 3.69	(734)	$ 3.67	(319)	$ 3.10
Forfeited	(669)	$ 4.42	(386)	$ 4.81	(234)	$ 4.81
	______		______		______
Options outstanding -
end of year	17,045	$ 4.32	17,542	$ 4.28	16,985	$ 4.18
	______		______		______
Exercisable at end of year	11,575	$ 4.00	9,540	$ 3.78	8,113	$ 3.50
	______		______		______
Weighted average fair
value of options
granted during the year		$ 2.15		$ 1.84		$ 1.83

NOTE 10.     Other Comprehensive Income

      Our other comprehensive income is comprised of net earnings, foreign currency translation adjustment and adjustments to derivative financial instruments.

      The earnings associated with certain of our foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of December 31, 2002, derivative financial instruments valued at a liability of approximately $1.3 million were recorded as a result of our adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This liability is based upon the valuation of our interest rate protection agreements associated with our Senior Credit Facilities. (See Notes 4, 14 and 17 and Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Shareholders' Deficit.)

NOTE 11.     Earnings Per Share

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share):

	2002	2001	2000

Net earnings (loss)	$ 150,156	$ 23,901	$ 9,129
	____	____	____
Average common shares:
Basic (weighted-average outstanding shares)	70,927	70,917	70,915
Dilutive potential common shares from stock
options	6,735	3,079	2,304
	_______	______	_______
Diluted (weighted-average outstanding
shares)	77,662	73,996	73,219
	____	____	____
Basic earnings per common share	$ 2.12	$ 0.34	$ 0.13
	____	____	____
Diluted earnings per common share	$ 1.93	$ 0.32	$ 0.12
	____	____	____

NOTE 12.     Commitments and Contingencies

      On August 16, 1995, we filed a civil anti-trust lawsuit against Hillenbrand Industries, Inc. and one of its subsidiaries, Hill-Rom Company (together "Hillenbrand"). On September 27, 2002, a jury found in KCI's favor. The jury found that Hillenbrand had wrongfully attempted to monopolize the specialty hospital bed market. The jury awarded us $173.6 million, which was subject to trebling under the federal anti-trust laws, pending an anticipated appeal. On December 31, 2002, we settled our anti-trust lawsuit with Hillenbrand. Under the settlement, Hillenbrand agreed to pay KCI $250 million. The parties released each other from all claims relating to the litigation and all claims between the parties as of the settlement date. On January 2, 2003, the United States District Court for the Western District of Texas, San Antonio Division approved the settlement and dismissed the case. Upon dismissal of the lawsuit, Hillenbrand paid KCI $175 million. Pursuant to the terms of the settlement, Hillenbrand will pay to KCI an additional $75 million on January 2, 2004, subject to certain conditions.

      On February 21, 1992, Novamedix Limited ("Novamedix") filed a lawsuit against us in the United States District Court for the Western District of Texas. Novamedix manufactures the principal product which directly competes with the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which has been in effect with respect to all patent claims in this case has been lifted. Although it is not possible to reliably predict the outcome of this litigation or the damages, which could be awarded, we believe that our defenses to these claims are meritorious and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

      On January 7, 1998, Mondomed N.V. filed an opposition in the European Patent Office (the "Opposition") to a European patent covering the V.A.C. owned by Wake Forest University and licensed by KCI. They were joined in this Opposition by Paul Hartmann A.G. on December 16, 1998. On February 13, 2002, the Opposition Division of the European Patent Office issued a non-binding Preliminary Opinion in favor of KCI. The opposing parties will have additional opportunities to assert their arguments in relation to an oral hearing that will be held prior to the issuance of a Final Opinion. A final date for the oral hearing has not been set. Although it is not possible to reliably predict the outcome of the Opposition, we believe that the patent will be upheld.

      We are a party to several lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated exposures related to these lawsuits. In the opinion of management, the disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We currently have certain product liability claims pending for which provision has been made in our financial statements. Management believes that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. We have not experienced any significant losses due to product liability claims and management believes that we currently maintain adequate liability insurance coverage.

      Other than commitments for new product inventory, including disposable "for sale" products of $12.5 million, we have no material long-term capital commitments and can adjust our level of capital expenditures as circumstances dictate.

      See discussion of our self-insurance program at Note 1 and leases at Note 6.

NOTE 13.     Segment and Geographic Information

      We are principally engaged in the rental and sale of innovative therapeutic devices and systems throughout the United States and in 15 primary countries internationally.

      We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We measure segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses, income taxes and minority interest. All intercompany transactions are eliminated in computing revenues, operating earnings and assets. Prior years have been made to conform with the 2002 presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenue:
USA	$ 446,786	$ 354,123	$ 256,582
International	132,176	101,824	95,450
	______	______	______
	$ 578,962	$ 455,947	$ 352,032
	_____	_____	_____

Operating earnings:
USA	$ 145,541	$ 109,471	$ 82,114
International	18,348	19,124	19,450
Other (1):
Executive	(12,272)	(13,060)	(9,496)
Finance	(17,175)	(13,040)	(14,060)
Manufacturing/engineering	(6,695)	(4,394)	(2,921)
Administration	(18,328)	(10,419)	(9,386)
Unusual item-litigation settlement	173,250	-	-
	______	______	______
Total other	118,780	(40,913)	(35,863)
	______	______	______
	$ 282,669	$ 87,682	$ 65,701
	_____	_____	_____

Depreciation and amortization:
USA	$ 18,865	$ 19,902	$ 19,464
International	9,302	8,296	7,945
Other (1):
Executive	484	2,123	1,357
Finance	3,553	2,780	2,333
Manufacturing/engineering	1,983	1,632	1,478
Administration	2,811	2,482	2,205
	______	______	______
Total other	8,831	9,017	7,373
	______	______	______
	$ 36,998	$ 37,215	$ 34,782
	_____	_____	_____

	Year Ended December 31,
	2002	2001	2000
Total Assets:
USA	$ 280,870	$ 222,433	$ 182,442
International	114,192	74,015	64,667
Other:
Executive	8,834	14,869	14,750
Finance	12,270	7,234	5,000
Manufacturing/engineering	13,605	13,046	11,470
Administration	188,288	11,596	9,762
	______	______	______
Total other	222,997	46,745	40,982
	______	______	______
	$ 618,059	$ 343,193	$ 288,091
	_____	_____	_____

Gross capital expenditures:
USA	$ 24,263	$ 24,771	$ 13,948
International	15,703	8,097	7,205
Other:
Executive	-	-	-
Finance	13,477	10,901	8,131
Manufacturing/engineering	1,403	2,928	2,734
Administration	-	-	-
	______	______	______
Total other	14,880	13,829	10,865
	______	______	______
	$ 54,846	$ 46,697	$ 32,018
	_____	_____	_____

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our
        Consolidated Statements of Earnings.

       The following is other selected geographic financial information of KCI (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Geographic location of
long-lived assets:
Domestic	$ 150,133	$ 149,689	$ 141,281
Foreign	37,851	22,438	19,994
	______	______	______
Total long-lived assets	$ 187,984	$ 172,127	$ 161,275
	_____	_____	_____

NOTE 14.     Derivative Financial Instruments

      We adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", and its amendments, Statements 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. In accordance with the transition provisions of SFAS 133, no cumulative effect of an accounting change was necessary. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings, whereas the ineffective portion is recognized into income as incurred. To qualify for the shortcut method of accounting, the critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same.

      The following chart summarizes the cash flow hedge transactions for the period of 2002 and 2001 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	01/05/01 - 12/31/01	$ 150,000	$ 5.360%	Terminated 10/01/01
Hypothetical (1)	10/01/01 - 12/31/02	$ 150,000	$ 3.570%	Matured 12/31/02
Shortcut	10/01/01 - 12/31/02	$ 100,000	$ 2.990%	Matured 12/31/02
Shortcut (2)	12/31/02 - 12/31/03	$ 100,000	$ 1.745%	Outstanding
Shortcut (2)	12/31/02 - 12/31/04	$ 100,000	$ 2.375%	Outstanding

      (1) On October 1, 2001, we terminated our $150.0 million, 5.36% interest rate swap and entered into an agreement to take advantage of lower interest rates. The amount included in other comprehensive income as of September 30, 2001 continued to be recognized over the original date through which interest payments were hedged, December 31, 2002, because the hedged item (interest payments) continued to exist. In addition, accumulated other comprehensive loss was reduced by approximately $550,000 as a loss on termination of interest rate swap during 2001 and increased by approximately $550,000 during 2002.

      Although no cash was exchanged, the $150.0 million swap did not qualify for the shortcut method because the fair value of the swap was not zero at inception (it had a negative value). We elected to use the "hypothetical derivative" method to measure effectiveness, which allowed us to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of December 31, 2002, the $150 million swap agreement had matured. Hedge ineffectiveness, of approximately $27,000, in 2002 was immaterial and recognized as an increase of interest expense.

      (2) As of December 31, 2002 these agreements effectively fix the base-borrowing rate on 62% of our variable rate debt. The fair value of these swaps at inception was zero. However, due to subsequent movements in interest rates, as of December 31, 2002 the fair value of the one-year, 1.7450% swap and two-year, 2.3750% swap agreements were in an unfavorable position and were adjusted to a liability of approximately $330,000 and $1.0 million, respectively.

      As a result of interest rate protection agreements during 2002 and 2001, we recorded additional interest expense of approximately $2.8 million and $2.1 million, respectively. The expense for 2001 includes a fourth quarter write-off of $1.1 million, the fair value of the old $150 million swap upon termination. (See Consolidated Statement of Shareholders' Deficit and Notes 4, 10 and 17.)

NOTE 15.     Quarterly Financial Data (unaudited)

      The unaudited consolidated results of operations by quarter are summarized below (dollars in thousands, except per share data):

Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 127,141	$ 137,108	$ 150,488	$ 164,225
Unusual item-litigation settlement	-	-	-	$ 173,250
Operating earnings	$ 24,554	$ 26,148	$ 26,398	$ 205,569
Net earnings	$ 8,433	$ 11,596	$ 9,103	$ 121,024
Per share:
Basic earnings per common share	$ 0.12	$ 0.16	$ 0.13	$ 1.71
Dilutive earnings per common share -	$ 0.11	$ 0.15	$ 0.12	$ 1.56

Average common shares:
Basic (weighted average
outstanding shares)	70,925	70,926	70,928	70,928
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	77,721	77,683	77,664	77,643
	_____	_____	_____	_____

Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$ 103,237	$ 108,623	$ 117,435	$ 126,652
Operating earnings	$ 20,257	$ 20,775	$ 23,527	$ 23,123
Net earnings	$ 4,314	$ 5,350	$ 6,817	$ 7,420
Per share:
Basic earnings per common share	$ 0.06	$ 0.08	$ 0.10	$ 0.10
Dilutive earnings per common share	$ 0.06	$ 0.07	$ 0.09	$ 0.10

Average common shares:
Basic (weighted average
outstanding shares)	70,915	70,915	70,917	70,920
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	73,077	73,056	74,255	75,130
	_____	_____	_____	_____

      Earnings per share for the full year may differ from the total of the quarterly earnings per share due to rounding differences.

NOTE 16.     Unusual Item-Litigation Settlement

      During the fourth quarter of 2002, we recorded a gain from the settlement of an anti-trust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly-owned subsidiary of Hillenbrand (together, "Hillenbrand"). On December 31, 2002, under the settlement, Hillenbrand agreed to pay KCI $250.0 million. The initial payment was $175.0 million, payable upon dismissal of the lawsuit by the court. Net of legal fees and expenses, this transaction added $173.3 million of pretax income and $106.4 million of net income to the 2002 results. We recorded a $66.8 million current deferred tax liability related to this gain. This settlement also provides that Hillenbrand will pay to KCI an additional $75.0 million on January 2, 2004, subject to certain conditions, such as the occurrence of a bankruptcy or change in control. No accrual has been made related to this payment. We received the initial payment of $175.0 million on January 2, 2003. (See Note 12 of Notes to Consolidated Financial Statements.)

NOTE 17.     Subsequent Events (unaudited)

      On January 2, 2003, we received $175 million pursuant to the settlement of the anti-trust lawsuit with Hillenbrand upon dismissal of the lawsuit by the court. The cash received was used to pay down $107 million of indebtedness on the senior credit facility. In addition, a current deferred tax payable of $66.8 million was recorded for estimated tax liabilities related to the gain. After the paydown, our long-term obligations were (dollars in thousands):

	December 31,		Subsequent
	2002	Paydown	to Paydown
Senior credit facilities
Terms loans:
Tranche A due 2003	$ 27,500	$ 9,867	$ 17,633
Tranche B due 2004	85,500	28,217	57,283
Tranche C due 2005	85,500	28,217	57,283
Tranche D due 2006	93,575	30,876	62,699
Tranche E due 2007	29,775	9,823	19,952
	______	______	______
	321,850	107,000	214,850
9 5/8% Senior subordinated
Notes due 2007	200,000	-	200,000
	______	______	______
	521,850	107,000	414,850
Less current installments	(30,550)	(11,382)	(19,168)
	______	______	______
	$ 491,300	$ 95,618	$ 395,682
	______	_____	______

      After giving effect to the paydown of the senior credit facility, future maturities of long-term debt as of December 31, 2002 are as follows (dollars in thousands):

	December 31,		Subsequent
	2002	Paydown	to Paydown

2003	$ 30,550	$ 11,382	$ 19,168
2004	86,750	28,475	58,275
2005	113,825	37,363	76,462
2006	90,725	29,780	60,945
2007	200,000	-	200,000
	______	______	______
	$ 521,850	$ 107,000	$ 414,850
	______	______	______

      On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap to be effective March 31, 2003 resulting in an expense of $73,500 which will be recorded in the first quarter of 2003. Subsequent to the paydown of $107.0 million of debt, the remaining interest rate swap agreements effectively fix the base-borrowing rate on 83.8% of our variable rate debt. (See Notes 4, 10 and 14.)

NOTE 18.     Guarantor Condensed Consolidating Financial Statements

      Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of our common shares outstanding. In connection with the issuance of these securities, certain of our wholly owned subsidiaries (the "guarantor subsidiaries") act as guarantors. Certain other subsidiaries (the "non-guarantor subsidiaries") do not guarantee such debt. The guarantor subsidiaries are wholly owned by KCI and the guarantees are full, unconditional, and joint and several. We have not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management has determined that such information is not material to investors.

      Our indebtedness under the senior credit agreement is guaranteed by certain of the subsidiaries of KCI and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of KCI and our domestic subsidiaries, including, without limitation, intellectual property and real estate owned by KCI and our subsidiaries, (ii) a first priority perfected pledge of all capital stock of KCI's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by KCI or our domestic subsidiaries. The senior credit agreement contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on the following tables.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2002 and 2001 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 2002.

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2002 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ 41,185	$ 13,300	$ -	$ 54,485
Accounts receivable, net	-	125,106	35,612	(7,822)	152,896
Accounts receivable - other	175,000	-	-	-	175,000
Inventories, net	-	20,113	17,821	-	37,934
Prepaid expenses and other
current assets	-	6,377	3,383	-	9,760
	________	________	________	________	________
Total current assets	175,000	192,781	70,116	(7,822)	430,075

Net property, plant and equipment	-	96,458	23,516	(14,425)	105,549
Loan issuance cost, net	-	6,287	-	-	6,287
Goodwill, net	-	38,724	7,633	-	46,357
Other assets, net	-	31,044	20,247	(21,500)	29,791
Intercompany investments and advances	(187,076)	508,045	23,447	(344,416)	-
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):
Accounts payable	$ -	$ 4,632	$ 6,524	$ -	$ 11,156
Accrued expenses	1,522	46,058	13,976	-	61,556
Current installments of long-
term obligations	-	30,550	-	-	30,550
Current installments of capital
lease obligations	-	157	-	-	157
Intercompany payables	-	22,497	-	(22,497)	-
Derivative financial instruments	-	1,341	-	-	1,341
Income taxes payable	-	8,615	6,000	-	14,615
Current deferred income taxes	66,838	-	-	-	66,838
	________	________	________	________	________
Total current liabilities	68,360	113,850	26,500	(22,497)	186,213
	________	________	________	________	________
Long-term obligations, net of
current installments	-	491,300	-	-	491,300
Capital lease obligations,
net of current installments	-	75	20	-	95
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	9,251	-	250	9,501
Deferred gain, sale of headquarters facility	-	10,023	-	-	10,023
Other noncurrent deferred, net	-	22,863	-	(21,500)	1,363
	________	________	________	________	________
	68,360	625,862	48,020	(43,747)	698,495
Shareholders' equity (deficit)	(80,436)	247,477	96,939	(344,416)	(80,436)
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2001 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ -	$ 5,301	$ (5,102)	$ 199
Accounts receivable, net	-	115,368	25,092	(19,096)	121,364
Inventories, net	-	22,432	17,734	-	40,166
Prepaid expenses and other
current assets	-	4,550	4,787	-	9,337
	________	________	________	________	________
Total current assets	-	142,350	52,914	(24,198)	171,066

Net property, plant and equipment	-	93,893	9,184	(13,096)	89,981
Loan issuance cost, net	-	8,602	-	-	8,602
Goodwill, net	-	39,381	3,654	-	43,035
Other assets, net	-	29,227	22,782	(21,500)	30,509
Intercompany investments and
advances	(236,325)	500,348	24,291	(288,314)	-
	________	________	________	________	________
	$ (236,325)	$ 813,801	$ 112,825	$ (347,108)	$ 343,193
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):
Accounts payable	$ -	$ 10,213	$ 3,318	$ (5,102)	$ 8,429
Accrued expenses	-	35,471	12,637	-	48,108
Current installments of long-
term obligations	-	2,750	-	-	2,750
Current installments of capital
lease obligations	-	171	-	-	171
Intercompany payables	-	39,584	-	(39,584)	-
Derivative financial instruments	-	2,512	-	-	2,512
Income taxes payable	-	7,227	1,534	-	8,761
	________	________	________	________	________
Total current liabilities	-	97,928	17,489	(44,686)	70,731
	________	________	________	________	________
Long-term obligations, net of
current installments	-	503,875	-	-	503,875
Capital lease obligations, net of current
installments	-	232	-	-	232
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	15,186	-	(10,823)	4,363
Other noncurrent deferred, net	-	21,817	-	(21,500)	317
	________	________	________	________	________
	-	617,538	38,989	(77,009)	579,518
Shareholders' equity (deficit)	(236,325)	196,263	73,836	(270,099)	(236,325)
	________	________	________	________	________
	$ (236,325)	$ 813,801	$ 112,825	$ (347,108)	$ 343,193
	______	______	______	______	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2002
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 365,781	$ 87,279	$ -	$ 453,060
Sales and other	-	105,695	44,828	(24,621)	125,902
	________	________	________	________	________
Total revenue	-	471,476	132,107	(24,621)	578,962

Rental expenses	-	198,477	77,648	-	276,125
Cost of goods sold	-	49,387	16,514	(14,077)	51,824
	________	________	________	________	________
	-	247,864	94,162	(14,077)	327,949
	________	________	________	________	________
Gross profit	-	223,612	37,945	(10,544)	251,013

Selling, general and administrative
expenses	-	128,411	13,183	-	141,594
Unusual item-litigation settlement	(173,250)	-	-	-	(173,250)
	________	________	________	________	________
Operating earnings	173,250	95,201	24,762	(10,544)	282,669

Interest income	-	294	202	-	496
Interest expense	-	(40,943)	1,702	(1,702)	(40,943)
Foreign currency income	-	3,555	380	-	3,935
	________	________	________	________	________
Earnings before income
taxes and equity in earnings
of subsidiaries	173,250	58,107	27,046	(12,246)	246,157
Income taxes	66,838	22,682	11,257	(4,776)	96,001
	________	________	________	________	________

Earnings before equity
in earnings of subsidiaries	106,412	35,425	15,789	(7,470)	150,156
Equity in earnings of subsidiaries	43,744	15,790	-	(59,534)	-
	________	________	________	________	________
Net earnings	$ 150,156	$ 51,215	$ 15,789	$ (67,004)	$ 150,156
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2001
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	Nations	sidiaries
REVENUE:

Rental and service	$ -	$ 291,145	$ 70,489	$ -	$ 361,634
Sales and other	-	74,564	27,608	(7,859)	94,313
	_______	________	_______	_______	________
Total revenue	-	365,709	98,097	(7,859)	455,947

Rental expenses	-	165,618	54,867	-	220,485
Cost of goods sold	-	31,859	8,202	(7,109)	32,952
	_______	________	_______	_______	________
	-	197,477	63,069	(7,109)	253,437
	_______	________	_______	_______	________
Gross profit	-	168,232	35,028	(750)	202,510

Selling, general and administrative
expenses	-	105,460	9,368	-	114,828
	_______	________	_______	_______	________
Operating earnings	-	62,772	25,660	(750)	87,682

Interest income	-	174	106	-	280
Interest expense	-	(45,116)	-	-	(45,116)
Foreign currency loss	-	(1,322)	(316)	-	(1,638)
	_______	________	_______	_______	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	16,508	25,450	(750)	41,208
Income taxes	-	8,852	8,770	(315)	17,307
	_______	________	_______	_______	________

Earnings before equity
in earnings of subsidiaries	-	7,656	16,680	(435)	23,901
Equity in earnings of subsidiaries	23,901	16,680	-	(40,581)	-
	_______	________	_______	_______	________
Net earnings	$ 23,901	$ 24,336	$ 16,680	$ (41,016)	$ 23,901
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 30, 2000
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 209,210	$ 65,121	$ -	$ 274,331
Sales and other	-	62,225	27,173	(11,697)	77,701
	______	________	_______	_______	________
Total revenue	-	271,435	92,294	(11,697)	352,032

Rental expenses	-	124,685	51,707	-	176,392
Cost of goods sold	-	27,469	10,454	(8,278)	29,645
	______	________	_______	_______	________
	-	152,154	62,161	(8,278)	206,037
	______	________	_______	_______	________
Gross profit	-	119,281	30,133	(3,419)	145,995

Selling, general and administrative
expenses	-	74,391	5,903	-	80,294
	______	________	_______	_______	________
Operating earnings	-	44,890	24,230	(3,419)	65,701

Interest income	-	621	276	-	897
Interest expense	-	(48,635)	-	-	(48,635)
Foreign currency loss	-	(1,788)	(570)	-	(2,358)
	______	________	_______	_______	________
Earnings (loss) before income
taxes and equity in
earnings of subsidiary	-	(4,912)	23,936	(3,419)	15,605
Income taxes	-	(174)	8,069	(1,419)	6,476
	______	________	_______	_______	________

Earnings (loss) before equity
in earnings of subsidiaries	-	(4,738)	15,867	(2,000)	9,129
Equity in earnings of subsidiaries	9,129	15,867	-	(24,996)	-
	______	________	_______	_______	________
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
	____	_____	____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2002
(in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating
activities:
Net earnings	$ 150,156	$ 51,215	$ 15,789	$ (67,004)	$ 150,156
Noncash gain on litigation settlement	(173,250)	-	-	-	(173,250)
Adjustments to reconcile net earnings to
net cash provided by operating activities	22,866	3,991	8,638	63,853	99,348
	________	_______	_______	_______	________
Net cash provided (used) by
operating activities	(228)	55,206	24,427	(3,151)	76,254
	________	_______	_______	_______	________
Cash flows from investing
activities:
Additions to property, plant and
equipment	-	(31,957)	(24,499)	1,910	(54,546)
Increase in inventory to be
converted into equipment for
short-term rental	-	(300)	-	-	(300)
Dispositions of property, plant and
equipment	-	365	1,338	-	1,703
Proceeds from sale of headquarters facility	-	18,232	-	-	18,232
Business acquisitions, net of cash
acquired	-	-	(3,596)	-	(3,596)
Decrease (increase) in other assets	-	(2,672)	2,152	-	(520)
	________	_______	_______	_______	________
Net cash used by investing
activities	-	(16,332)	(24,605)	1,910	(39,027)
	________	_______	_______	_______	________
Cash flows from financing activities:
Proceeds from notes payable, long-
term, capital lease and other
obligations	-	16,071	20	-	16,091
Proceeds from the exercise of stock options	9	-	-	-	9
Proceeds (payments) on intercompany
investments and advances	(5,506)	(8,994)	872	13,628	-
Other	5,725	(4,766)	7,285	(8,244)	-
	________	_______	_______	_______	________
Net cash provided by financing
activities:	228	2,311	8,177	5,384	16,100
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	959	959
	________	_______	_______	_______	________
Net increase in cash and cash
equivalents	-	41,185	7,999	5,102	54,286
Cash and cash equivalents,
beginning of year	-	-	5,301	(5,102)	199
	________	_______	_______	_______	________
Cash and cash equivalents, end
of year	$ -	$ 41,185	$ 13,300	$ -	$ 54,485
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2001
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 23,901	$ 24,336	$ 16,680	$ (41,016)	$ 23,901
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(23,901)	(18,699)	(4,465)	53,059	5,994
	_______	_______	_______	_______	_______
Net cash provided by operating
activities	-	5,637	12,215	12,043	29,895
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(39,651)	(6,424)	2,078	(43,997)
Increase in inventory to be converted
into equipment for short-term rental	-	(2,700)	-	-	(2,700)
Dispositions of property, plant and
equipment	-	1,392	1,352	-	2,744
Business acquisitions, net of cash acquired	-	-	(80)	-	(80)
Increase in other assets	-	(4,069)	(223)	-	(4,292)
	_______	_______	_______	_______	_______
Net cash used by investing
activities	-	(45,028)	(5,375)	2,078	(48,325)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds from notes payable,
long-term, capital lease and
other obligations	-	16,805	-	-	16,805
Proceeds from the exercise of stock options	24	-	-	-	24
Proceeds (payments) on intercompany
investments and advances	275	22,626	(2,319)	(20,582)	-
Other	(299)	(40)	(5,376)	5,715	-
	_______	_______	_______	_______	_______
Net cash provided (used) by
financing activities	-	39,391	(7,695)	(14,867)	16,829
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(339)	(339)
	_______	_______	_______	_______	_______
Net decrease in cash and cash
equivalents	-	-	(855)	(1,085)	(1,940)
Cash and cash equivalents,
beginning of year	-	-	6,156	(4,017)	2,139
	_______	_______	_______	_______	_______
Cash and cash equivalents, end
of year	$ -	$ -	$ 5,301	$ (5,102)	$ 199
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2000
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 9,129	$ 11,129	$ 15,867	$ (26,996)	$ 9,129
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(9,129)	17,172	5,441	17,538	31,022
	______	_______	_______	_______	_______
Net cash provided by operating
activities	-	28,301	21,308	(9,458)	40,151
	______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(29,592)	(8,342)	6,216	(31,718)
Increase in inventory to be converted
into equipment for short-term rental	-	(300)	-	-	(300)
Dispositions of property, plant and
equipment	-	487	1,250	-	1,737
Business acquisitions, net of cash
acquired	-	(1)	(426)	-	(427)
Increase in other assets	-	(1,002)	(302)	-	(1,304)
	______	_______	_______	_______	_______
Net cash used by investing
activities	-	(30,408)	(7,820)	6,216	(32,012)
	______	_______	_______	_______	_______
Cash flows from financing activities:
Repayments of notes payable,
long-term, capital lease and
other obligations	-	(12,714)	(1)	-	(12,715)
Proceeds (payments) on intercompany
investments and advances	350	15,118	(17,027)	1,559	-
Other	(350)	(297)	(183)	830	-
	______	_______	_______	_______	_______
Net cash provided (used) by
financing activities	-	2,107	(17,211)	2,389	(12,715)
	______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(647)	(647)
	______	_______	_______	_______	_______
Net decrease in cash and cash
equivalents	-	-	(3,723)	(1,500)	(5,223)
Cash and cash equivalents,
beginning of year	-	-	9,879	(2,517)	7,362
	______	_______	_______	_______	_______
Cash and cash equivalents, end
of year	$ -	$ -	$ 6,156	$ (4,017)	$ 2,139
	____	_____	______	_____	_____

Report of Independent Auditors

The Board of Directors and Shareholders

Kinetic Concepts, Inc.

      We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows, and shareholders' deficit for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of KCI's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 5 to the consolidated financial statements, in 2002, KCI adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ ERNST & YOUNG LLP
-------------------------
Ernst & Young LLP

San Antonio, Texas
February 7, 2003

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names, ages and positions of the directors and executive officers of KCI, together with certain other key personnel.

Name	Age	Position

Robert Jaunich II	62	Chairman of the Board
Dennert O. Ware	61	Director, President and Chief Executive Officer
James R. Leininger M.D.	58	Director, Chairman Emeritus
Ronald W. Dollens	56	Director
James T. Farrell	38	Director
N. Colin Lind	46	Director
Donald E. Steen	56	Director
Dennis E. Noll	48	Senior Vice President, General Counsel and Secretary
Christopher M. Fashek	53	President, KCI USA
Jorg W. Menten	45	President, KCI International
Martin J. Landon	43	Vice President, Chief Financial Officer (Acting)
G. Frederick Rush	53	Vice President, Corporate Development
Michael J. Burke	55	Vice President, Manufacturing
Rush E. Cone	52	Vice President, Human Resources
Daniel C. Wadsworth, Jr.	49	Vice President, Global Research and Development
Steven J. Hartpence	54	Vice President, Business Systems

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

Dennert O. Ware joined KCI in April 2000 as our President and Chief Executive Officer. Mr. Ware also serves as a director of KCI. From 1997 to his joining KCI in April 2000, he served as President and Chief Executive Officer of Boehringer Mannheim Corporation (a distributor of medical diagnostic equipment) since 1997. Mr. Ware served as President of the Biochemicals Division of Boehringer Mannheim from 1994 to 1997. Mr. Ware joined Boehringer Mannheim in 1972.

James R. Leininger, M.D. is the founder of KCI and served as Chairman of the Board of Directors from 1976 until 1997. From January 1990 to November 1994, Dr. Leininger served as President and Chief Executive Officer of KCI. From 1975 until October 1986, Dr. James Leininger was also the Chairman of the Emergency Department of the Baptist Hospital System in San Antonio, Texas.

Ronald W. Dollens became a director in 2000. Since 1995, Mr. Dollens has served as President, Chief Executive Officer and a Director of Guidant Corporation, a corporation that pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. Previously, he served as President of Eli Lilly's Medical Devices and Diagnostics Division from 1991 until 1994. Mr. Dollens also held the position of President and Chief Executive Officer of Advanced Cardiovascular Systems, Inc. from 1990 to 1991. Mr. Dollens joined Eli Lilly in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., AdvaMed, the Eiteljorg Museum, St. Vincent Hospital Foundation and the Indiana State Symphony Society Board. He is also the President of the Indiana Health Industry Forum.

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

Donald E. Steen became a director in 1998. Mr. Steen founded United Surgical Partners International, Inc. ("USP") in February 1998 and has served as its Chief Executive Officer and Chairman since that time. Mr. Steen served as President of the International Group of HCA - The Healthcare Company, formerly known as Columbia/HCA Healthcare Corporation, from 1995 until 1997 and as President of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1982. Mr. Steen is also a member of the board of directors of Horizon Health Corporation.

Dennis E. Noll joined KCI in February 1992 as our Senior Corporate Counsel and was appointed Vice President, General Counsel and Secretary in January 1993. Mr. Noll was promoted to Senior Vice President in September 1995. Prior to joining KCI in February 1992, Mr. Noll was a shareholder of the law firm of Cox & Smith Incorporated.

Christopher M. Fashek joined KCI in February 1995 as President, KCI USA. Prior to KCI, he served as General Manager, Sterling Winthrop, New Zealand from February 1993 to February 1995, and served as Vice President Sales of Sterling Health USA from 1989 until February 1993.

Jorg W. Menten joined KCI in July 2001 as President, KCI International. From August 1999 to June 2001, Mr. Menten was Chief Financial Officer of 4Sigma GmbH (a health care services venture) in Hamburg, Germany. From April 1998 to July 1999, Mr. Menten was Executive Vice President, Finance and Controlling of F. Hoffman - LaRoche AG (a pharmaceutical company) in Basel, Switzerland. Prior to April 1998, Mr. Menten was Chief Financial Officer of Boehringer Mannheim Corporation (a distributor of medical diagnostic equipment) in Amsterdam, the Netherlands.

Martin J. Landon has served as Vice President and Acting Chief Financial Officer since December 2002. Mr. Landon joined KCI in May 1994 as Senior Director of Corporate Development and was promoted to Vice President, Accounting and Corporate Controller in October 1994. From 1987 to May 1994, Mr. Landon worked for Intelogic Trace, Inc., where his last position was Vice President and Chief Financial Officer.

G. Frederick Rush joined KCI as Vice President, Corporate Development in June 2000. Prior to joining KCI, Mr. Rush was Senior Vice President, Strategy and Business Development for Roche Diagnostics Corporation (formerly Boehringer Mannheim Corporation) from April 1998 to April 2000 and also served as Vice President, Marketing, Laboratory Diagnostics from May 1999 to February 2000. From August 1995 to July 1998, Mr. Rush was Senior Vice President, Global Marketing and Sales for Boehringer Mannheim Biochemicals.

Michael J. Burke joined KCI in September 1995 as Vice President, Manufacturing. Prior to KCI, Mr. Burke worked for Sterling Winthrop, Inc., a Division of Eastman Kodak Company, for 25 years, where he served as Vice President, Manufacturing and as General Manager, Sterling Health HK/China since 1992.

Rush E. Cone joined KCI in January 2001 as Vice President, Human Resources. From March 1999 to December 2000, Mr. Cone was a Senior Consultant with Holland & Davis, L.L.P., a general consulting firm. From August 1996 to March 1999, Mr. Cone, a licensed attorney, was head of Administration for Pacific Gas & Electric ("PG&E") Gas Transmission in Texas. Prior to August 1996, Mr. Cone worked in various legal and operational positions within PG&E.

Daniel C. Wadsworth, Jr. joined KCI in March 2002 as Vice President, Global Research and Development. Prior to joining KCI, Mr. Wadsworth worked for C.R. Bard, Inc. for 18 years, where he most recently served as Staff Vice President, New Technology and Research Alliances.

Steven J. Hartpence joined KCI in October 2001 as Vice President, Reimbursement Systems and was promoted to Vice President, Business Systems in December 2002. Prior to joining KCI, Mr. Hartpence worked for Sigma-Aldrich Corporation for 9 years, where he most recently served as Vice President, Engineering.

ITEM 11.     EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
					Long Term
					Compen-
					sation
Annual Compensation					Awards
				(1)Other	Securities	(2) All Other
Name and Principal Position	Year	Salary	Bonus	Annual	Underlying	Compensation
				Compensation	Options

Dennert O. Ware	2002	$495,000	$314,991	$ --	--	$ 6,039
Chief Executive Officer	2001	467,000	400,950	--	--	3,917
& President	2000	318,750	190,500	332,799	5,500,000	1,755

Dennis E. Noll	2002	$233,200	$323,716	$ --	--	$ 2,727
Senior Vice President,	2001	220,000	170,200	--	--	1,664
General Counsel & Secretary	2000	153,900	84,000	--	85,714	1,478

Christopher M. Fashek	2002	$247,200	$139,239	$ --	--	$ 3,228
President,	2001	246,600	144,067	--	--	2,225
KCI USA	2000	239,250	97,000	--	128,571	2,179

G. Frederick Rush	2002	$251,505	$127,332	$ --	--	$ 3,231
Vice President,	2001	235,500	177,100	--	100,000	2,145
Corporate Development	2000	125,340	--	--	396,429	460

Michael J. Burke	2002	$221,220	$106,080	$ --	--	$ 3,300
Vice President,	2001	213,333	109,200	--	--	2,021
Manufacturing	2000	200,000	84,000	--	85,714	1,966

William M. Brown (3)	2002	$260,303	$860,000 (4)	$ --	--	$ 4,515
Vice President & Chief	2001	252,300	149,122	--	--	3,250
Financial Officer	2000	226,000	95,000	52,245	128,571	3,074

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

(2)   The "All Other Compensation" column includes a contribution of $2,000 in 2002 and
        $1,000 in 2001 and 2000 to our 401(k) plan for the named individuals and a premium for term life insurance in an amount which varied depending on the age of the executive officer.

(3)   Mr. Brown served as KCI's Vice President and Chief Financial Officer from July 1998 to
        December 2002.

(4)   Mr. Brown received $750,000 in connection with the termination of his employment in December
        2002.

MANAGEMENT PLANS

      In April 2000, we established the CEO Special Bonus Plan. This plan establishes a CEO Bonus Pool of up to $13 million, which is payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $8 million in the event of an initial public offering or a sale transaction, where the per share price is at least $4.8125. Part two of this plan consists of the additional payment of up to $5 million upon the consummation of an initial public offering or a sale transaction, where the per share price is equal to $9.00 or more. The bonuses payable under the CEO

Bonus Plan are payable to our CEO. The Board may alter, amend, suspend or terminate the Plan in whole or in part at any time.

      In April 2000, we established the 2000 Special Bonus Plan. This plan establishes a 2000 Bonus Pool of up to $6 million, which is payable based on meeting specific performance guidelines. Part one of this plan consists of the payment of up to $4 million in the event of an Initial Public Offering or a Sale Transaction, where the per share price is at least $4.8125. Part two of this plan consists of the additional payment of up to $2 million upon the consummation of an Initial Public Offering or a Sale Transaction, where the per share price is equal to $9.00 or more. The bonuses under the 2000 Special Bonus Plan shall be paid to members of management who received stock options in April of 2000 and who are chosen by the Board of Directors, in their sole discretion, at the time of an Initial Public Offering or a Sale Transaction. The Board may alter, amend, suspend or terminate this Plan in whole or in part at any time.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

      None of the named officers has a written employment agreement with KCI. However, Dennert O. Ware is entitled to severance equal to one year salary in the event he leaves the employment of KCI for a reason other than an act of malfeasance or moral turpitude.

COMPENSATION OF BOARD OF DIRECTORS

      During 2002, each director who was not an employee of KCI, or its affiliates, received an annual fee of $15,000 plus $2,500 for each board meeting attended. Aggregate fees paid to directors in 2002 were $67,500. Except for the foregoing, the directors of KCI received no other compensation for services as directors, except for reimbursement of travel expenses to attend board meetings.

OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

      No options were granted to or exercised by the named executive officers during 2002.

FISCAL YEAR-END OPTION VALUE

     The following table sets forth certain information concerning the number and value of the options held by the named executive officers at the end of the fiscal year ended December 31, 2002. There were no options exercised in 2002 by the named officers.

Name	Number of Underlying Unexercised Options at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable (1)

Dennert O. Ware	2,625,000	$ 5,742,188
	2,875,000	1,914,063

Dennis E. Noll	536,000	$ 1,503,750
	69,714	52,500

Christopher M. Fashek	1,024,800	$ 3,346,125
	104,571	78,750

G. Frederick Rush	142,000	$ 266,875
	354,429	575,313

Michael J. Burke	593,600	$ 2,124,750
	69,714	52,500

William M. Brown (2)	-	-
	-	-

    KCI's common stock is not publicly traded. In August 2001, the Board of Directors determined that the fair market value of our common stock, for purposes of the
       Kinetic Concepts, Inc. Management Equity Plan, was $7.00. Accordingly, for
       purposes of this calculation, the fair market value of the common stock as of
       December 31, 2002 was assumed to be $7.00 per share.

    In connection with the termination of Mr. Brown's employment, his options were cancelled.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED SHAREHOLDER MATTERS

Beneficial Ownership of Common Stock

      Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of our outstanding common stock, each director, nominee for director, named executive officer and all directors and executive officers as a group, owned beneficially, as of March 24, 2003, the number and percentage of outstanding shares of common stock indicated in the following table:

Beneficial Ownership

	Shares of Common Stock Beneficially Owned as of March 24, 2003	Percent of Class

James R. Leininger, M.D. (1) 8023 Vantage Drive San Antonio, TX 78230	23,721,944	33.4%

Fremont Partners, L.P. (1) and certain related parties 199 Fremont Street, Suite 2300 San Francisco, CA 94105	28,119,688	39.6%

BLUM Capital Partners, L.P. (1) and certain related parties 909 Montgomery Street, Suite 400 San Francisco, CA 94133	18,576,040	26.2%
Robert Jaunich II (2)	-	--
Dennert O. Ware (3)	3,500,000	4.7%
Ronald W. Dollens (3) (4)	66,667	*
James T. Farrell (2)	-	--
N. Colin Lind (5)	-	--
Donald E. Steen (4) (6)	162,400	*
Dennis E. Noll (3)	544,000	*
Christopher M. Fashek (3)	1,036,800	1.4%
G. Frederick Rush (3)	142,000	*
Michael J. Burke (3)	601,600	*
All directors and executive officers as a group (16 persons) (3)	30,029,411	38.9%

* Less than one (1%) percent

(1)   The persons named directly own the number of shares indicated in the table and have the sole voting power and investment power with respect to all such shares.

(2)   Messrs. Farrell and Jaunich are managing directors of Fremont Partners, L.P. and certain of its related parties ("Fremont"). The Shares shown do not include the Shares beneficially owned by Fremont.

(3)   The shares shown represent shares of common stock, which such persons have the right to acquire under stock options granted by KCI as of May 24, 2003.

(4)   Messrs. Dollens and Steen are outside directors and are not affiliated with Fremont
       Partners or BLUM Capital Partners.

(5)   Mr. Lind is a managing director of BLUM Capital Partners, L.P. and certain of its related parties.
       The Shares shown do not include the Shares beneficially owned by BLUM Capital Partners.

(6)   Mr. Steen directly owns 62,400 shares of common stock and has the sole voting power and investment power with respect to these shares. The remaining shares represent shares of common stock which he has the right to acquire under a stock option granted by KCI as of May
       24, 2003.

Equity Plan Compensation Information

      The following chart gives aggregate information regarding grants under all equity compensation plans of KCI through December 31, 2002 (options in thousands):

Equity Plan Compensation Information
	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation
plans approved by
security holders	4,136	$2.53	-

Equity compensation
plans not approved by
security holders	12,909	$4.90	806
	_____	____	___
Total	17,045	$4.32	806
	_____	____	___

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a contract entered into by and among KCI, Fremont Partners, James R. Leininger, M.D. and BLUM Capital Partners in November 1997, we make semi-annual payments to each of Fremont Partners, Dr. Leininger and BLUM Capital Partners of approximately $300,000, $250,000 and $200,000 respectively, as a management fee. Fremont Partners, Dr. Leininger and BLUM Capital Partners own approximately 39.7%, 33.5% and 26.2%, respectively, of the outstanding voting stock of KCI. Additionally, Dr. Leininger serves as Chairman Emeritus on the board of directors and each of Blum and Fremont have representatives who serve on the board of directors.

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls and procedures subsequent to December 31, 2002.

Changes in Internal Controls

      There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

             1.   Financial Statements

                   The following consolidated financial statements are filed as a part of this report:

                       Consolidated Balance Sheets as of December 31, 2002 and 2001

                       Consolidated Statements of Operations for the three years ended December 31,
                          2002, 2001 and 2000

                       Consolidated Statements of Cash Flows for the three years ended December 31,
                          2002, 2001 and 2000

                       Consolidated Statements of Shareholders' Deficit for the three years ended December 31, 2002, 2001 and 2000

                       Notes to Consolidated Financial Statements

                       Report of Independent Auditors

             2.   Financial Statement Schedules

                   The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002 is filed as part of this Report:

                       Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 2002,
                          2001 and 2000

                   All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

            3.   Exhibits

                  The following exhibits are filed as a part of this Report:

Exhibits	Description
3.1	Restatement of Articles of Incorporation (filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).
3.2	Restated By-Laws of KCI (filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).
4.1	Specimen Common Stock Certificate of KCI (filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).
*10.1	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A dated December 31, 1994, and incorporated herein by reference).
*10.2

Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10-K/A dated December 31, 1994, and incorporated herein by reference).

*10.3	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
*10.4	Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).
*10.5

Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

*10.6	Kinetic Concepts Management Equity Plan effective October 1, 1997 (filed as Exhibit 10.33 on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
*10.7	Director Equity Agreement, dated May 12, 1998, between KCI and Charles N. Martin (filed as Exhibit 10.8 on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

*10.8

Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

10.9

Third Amendment to the Credit and Guarantee Agreement dated as of February 24, 2000 by and among KCI, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.13 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

*10.10	Kinetic Concepts, Inc. CEO Special Bonus Plan (filed as Exhibit 10.12 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
*10.11	Kinetic Concepts, Inc. 2000 Special Bonus Plan (filed as Exhibit 10.13 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).
*10.12

Form of Option Instrument with Respect to the Kinetic Concepts, Inc.
Management Equity Plan (filed as Exhibit 10.14 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.13

Amended and Restated Credit and Guarantee Agreement dated as of June 15, 2001 by and among KCI, several banks and financial institutions, as Lenders, Bank of America, ad administrative agent and Bankers Trust Company, as syndication agent (filed as Exhibit 10.15 on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference).

10.14	Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (filed as Exhibit 10.16 on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference).
10.15

Second Amended and Restated Credit and Guarantee Agreement dated as of April 4, 2002 by and among KCI, several banks and financial institutions, as Lenders, Bank of America, as administrative agent and Bankers Trust Company as syndication agent (filed as Exhibit 10.17 on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference).

**10.16

Settlement Agreement dated December 31, 2002 among KCI and certain of our subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders (Portions of the Exhibit have been omitted pursuant to a request for confidential treatment.).

**21.1	List of Subsidiaries.

         Note: (*) Management compensatory plan or agreement.

                    (**) Exhibits filed herewith.

      (b)   Reports on Form 8-K

             During the quarter ended December 31, 2002, we filed one report on Form 8-K.

             1. Current Report on Form 8-K dated December 11, 2002. Other events, including a press release with respect to the resignation of our Chief Financial Officer, William M. Brown.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 26, 2002.

KINETIC CONCEPTS, INC.

By:  /s/ ROBERT JAUNICH II

---------------------------------

Robert Jaunich II

Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURES	TITLE	DATE

/s/ Robert Jaunich II ------------------------------- ROBERT JAUNICH II	Chairman of the Board of Directors	March 26, 2003

/s/ Dennert O. Ware ------------------------------- DENNERT O. WARE	Chief Executive Officer and President	March 26, 2003

/s/ Martin J. Landon ------------------------------- MARTIN J. LANDON	Vice President and Chief Financial Officer (Acting)	March 26, 2003

/s/ James R. Leininger, M.D. -------------------------------- JAMES R. LEININGER, M.D.	Director, Chairman Emeritus	March 26, 2003

/s/ Ronald W. Dollens -------------------------------- RONALD W. DOLLENS	Director	March 26, 2003

/s/ James T. Farrell -------------------------------- JAMES T. FARRELL	Director	March 26, 2003

/s/ N. Colin Lind -------------------------------- N. COLIN LIND	Director	March 26, 2003

/s/ Donald E. Steen -------------------------------- DONALD E. STEEN	Director	March 26, 2003

CERTIFICATIONS

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Dennert O. Ware, certify that:

1.   I have reviewed this annual report on Form 10-K of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                              ___/s/ Dennert O. Ware____________
                                                                         Dennert O. Ware
                                                              President and Chief Executive Officer

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Martin J. Landon, certify that:

1.   I have reviewed this annual report on Form 10-K of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                                             ______/s/ Martin J. Landon________
                                                                        Martin J. Landon
                                                          Vice President and Chief Financial Officer (Acting)

Schedule II

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Three years ended December 31, 2002

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/00 Balance at End of Period

Allowance for doubtful accounts	$ 21,284	$ 6,466	$ 23	$ 7,048	$ 20,725
	____	____	____	____	____

Inventory reserve	$ 1,528	$ 542	$ -	$ 1,306	$ 764
	____	____	____	____	____

Deferred tax asset
valuation allowance	$ 842	$ -	$ 354	$ 520	$ 676
	____	____	____	____	____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/01 Balance at End of Period

Allowance for doubtful accounts	$ 20,725	$ 8,932	$ 5,031	$ 4,157	$ 30,531
	____	____	____	____	____

Inventory reserve	$ 764	$ 1,612	$ -	$ 1,477	$ 899
	____	____	____	____	____

Deferred tax asset
valuation allowance	$ 676	$ -	$ 401	$ 414	$ 663
	____	____	____	____	____

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	12/31/02 Balance at End of Period

Allowance for doubtful accounts	$ 30,531	$ 7,623	$ 11,677	$ 9,260	$ 40,571
	____	____	____	____	____

Inventory reserve	$ 899	$ 2,150	$ -	$ 1,436	$ 1,613
	____	____	____	____	____

Deferred tax asset
valuation allowance	$ 663	$ -	$ 990	$ 47	$ 1,606
	____	____	____	____	____