Form 10-Q
period 2003-03-31
KINETIC CONCEPTS INC /TX/
filed 2003-05-14
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 001-09913

KINETIC CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.)

8023 Vantage Drive
San Antonio, Texas 78230
Telephone Number: (210) 524-9000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _  No _X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes _  No _X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock:   71,028,040 shares as of May 12, 2003

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

ITEM 1.     LEGAL PROCEEDINGS

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2003	2002
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 137,191	$ 54,485
Accounts receivable, net	157,959	152,896
Accounts receivable - other	-	175,000
Inventories, net	34,857	37,934
Prepaid expenses and other current assets	13,302	9,760
	_______	_______
Total current assets	343,309	430,075
	_______	_______

Net property, plant and equipment	114,241	105,549
Loan issuance cost, less accumulated amortization
of $12,528 in 2003 and $11,949 in 2002	5,332	5,911
Goodwill	46,357	46,357
Other assets, less accumulated amortization of
$6,974 in 2003 and $6,840 in 2002	30,356	30,167
	_______	_______
	$ 539,595	$ 618,059
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 12,643	$ 11,156
Accrued expenses	64,641	61,556
Current installments of long-term obligations	19,901	30,550
Current installments of capital lease obligations	159	157
Derivative financial instruments	1,691	1,341
Income taxes payable	86,222	14,615
Current deferred income taxes	-	66,838
	_______	_______
Total current liabilities	185,257	186,213
	_______	_______

Long-term obligations, net of current installments	394,949	491,300
Capital lease obligations, net of
current installments	52	95
Deferred income taxes, net	8,701	9,501
Deferred gain, sale of headquarters facility	9,764	10,023
Other noncurrent liabilities	2,617	1,363
	_______	_______
	601,340	698,495
Shareholders' deficit:	_______	_______
Common stock; issued and outstanding 71,028
in 2003 and 70,928 in 2002	71	71
Retained deficit	(58,626)	(76,216)
Accumulated other comprehensive loss	(3,190)	(4,291)
	_______	_______
	(61,745)	(80,436)
	_______	_______
	$ 539,595	$ 618,059
	_____	_____
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended March 31,
	2003	2002
Revenue:
Rental and service	$ 129,442	$ 101,415
Sales and other	37,142	25,726
	_______	_______
Total revenue	166,584	127,141
	_______	_______

Rental expenses	78,960	61,790
Cost of goods sold	13,645	9,605
	_______	_______
	92,605	71,395
	_______	_______
Gross profit	73,979	55,746

Selling, general and administrative expenses	40,906	31,192
	_______	_______
Operating earnings	33,073	24,554

Interest income	400	10
Interest expense	(8,178)	(10,308)
Foreign currency gain (loss)	1,788	(544)
	_______	_______
Earnings before income taxes	27,083	13,712

Income taxes	10,156	5,279
	_______	_______
Net earnings	$ 16,927	$ 8,433
	_____	_____

Basic earnings per common share	$ 0.24	$ 0.12
	_____	_____
Diluted earnings per common share	$ 0.21	$ 0.11
	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	70,995	70,925
	_____	_____
Diluted (weighted average
outstanding shares)	79,861	77,721
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended March 31,

	2003	2002
Cash flows from operating activities:
Net earnings	$ 16,927	$ 8,433
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	9,952	7,537
Amortization	713	1,475
Provision for uncollectible accounts receivable	1,749	2,514
Amortization of deferred gain on sale/leaseback of
headquarters facility	(259)	-
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(6,983)	(13,655)
Decrease in other accounts receivable	175,000	-
Decrease (increase) in inventories	2,992	(499)
Increase in prepaid expenses and other current assets	(3,541)	(5,129)
Increase in accounts payable	1,455	324
Increase (decrease) in accrued expenses	3,025	(3,521)
Increase in income taxes payable	71,606	2,956
Decrease in current deferred income taxes	(66,838)	-
Increase (decrease) in deferred income taxes, net	(677)	340
	______	______
Net cash provided by operating activities	205,121	775
	______	______
Cash flows from investing activities:
Additions to property, plant and equipment	(17,678)	(16,269)
Increase in inventory to be converted into
equipment for short-term rental	(200)	(200)
Dispositions of property, plant and equipment	404	842
Business acquisitions, net of cash acquired	-	(3,736)
Increase in other assets	(323)	(1,229)
	______	______
Net cash used by investing activities	(17,797)	(20,592)
	______	______
Cash flows from financing activities:
Proceeds from (repayment of) notes payable, long-term,
capital lease and other obligations	(105,787)	22,005
Proceeds from the exercise of stock options	663	-
	______	______
Net cash provided (used) by financing activities	(105,124)	22,005
	______	______
Effect of exchange rate changes on cash and cash equivalents	506	(104)
	______	______
Net increase in cash and cash equivalents	82,706	2,084
Cash and cash equivalents, beginning of period	54,485	199
	______	______
Cash and cash equivalents, end of period	$ 137,191	$ 2,283
	_____	____
Supplemental disclosure of cash flow information:
Cash paid during the first three months for:
Interest	$ 2,730	$ 4,924
Income taxes	$ 5,508	$ 1,839
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest annual report on Form 10-K. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2003 presentation.

(b)     Stock Options

      We use the intrinsic value method in accounting for our stock option plan. In the first quarter of 2003 and 2002, compensation costs of approximately $660,000 and $85,000, respectively, net of estimated taxes, have been recognized in the financial statements related to this plan. If the compensation cost for our stock-based employee compensation plan had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings and earnings per share would have been decreased to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings per share information):

Three months ended
March 31,
	2003	2002

Net earnings as reported	$ 16,927	$ 8,433
Pro forma net earnings	$ 16,553	$ 8,070

Earnings per share as reported
Basic earnings per common share	$ 0.24	$ 0.12
Diluted earnings per common share	$ 0.21	$ 0.11

Pro forma earnings per share
Basic earnings per common share	$ 0.23	$ 0.11
Diluted earnings per common share	$ 0.21	$ 0.10

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future expense.

(c)     Other New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," effective for fiscal years or interim periods beginning after June 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We have adopted FIN 46 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

(d)     Other Significant Accounting Policies

      For further information, see Note 1 to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Trade accounts receivable:
Facilities / dealers	$ 96,395	$ 91,756

Third party payers:
Medicare / Medicaid	33,878	31,721
Managed care, insurance and other	53,914	53,229
	_______	_______
	184,187	176,706
Medicare V.A.C. receivables prior to
October 1, 2000	14,191	14,351
Employee and other receivables	2,874	2,410
	_______	_______
	201,252	193,467
Less: Allowance for doubtful accounts	(29,102)	(26,220)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(14,191)	(14,351)
	_______	_______
	$ 157,959	$ 152,896
	_____	_____

(3)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002

Finished goods	$ 15,050	$ 16,411
Work in process	2,612	2,411
Raw materials, supplies and parts	30,987	31,825
	______	______
	48,649	50,647

Less: Amounts expected to be converted
into equipment for short-term rental	(11,300)	(11,100)
Reserve for excess and obsolete
inventory	(2,492)	(1,613)
	______	______
	$ 34,857	$ 37,934
	_____	_____

(4)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      Long-term obligations consist of the following (dollars in thousands):

	March 31,	December 31,
	2003	2002
Senior Credit Facility:
Term loans:
Tranche A due 2003	$ 17,633	$ 27,500
Tranche B due 2004	57,283	85,500
Tranche C due 2005	57,283	85,500
Tranche D due 2006	62,699	93,575
Tranche E due 2005	19,952	29,775
Revolving bank credit facility	-	-
	_______	______
	214,850	321,850
9 5/8% Senior Subordinated
Notes due 2007	200,000	200,000
	_______	______
	414,850	521,850
Less current installments	(19,901)	(30,550)
	_______	______
	$ 394,949	$ 491,300
	______	______

      In January 2003, we received $175 million pursuant to the settlement of our anti-trust lawsuit with Hillenbrand Industries (see Note 7 for additional discussion). The cash received was used to pay down $107 million of indebtedness on the senior credit facility. In addition, $66.8 million has been recorded as income taxes payable for estimated tax liabilities related to the gain.

      As of March 31, 2003, we had no revolving loan outstanding. However, we had outstanding five letters of credit in the aggregate amount of $10.9 million. The resulting availability under the revolving credit facility was $39.1 million at the end of the quarter.

Interest Rate Protection

      We follow SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, SFAS 137 and 138 in accounting for our derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

      The following chart summarizes interest rate hedge transactions effective during the first quarter of 2003 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	12/31/02 - 12/31/03	$ 80,000	$ 1.745%	Outstanding
Shortcut	12/31/02 - 12/31/04	$ 100,000	$ 2.375%	Outstanding

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. As of March 31, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 84% of our variable rate debt. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of March 31, 2003, the fair values of the $80 million and $100 million swap agreements were negative and were adjusted to reflect a liability of approximately $300,000 and $1.4 million, respectively. As a result of interest rate protection agreements in effect during the first quarter of 2003 and 2002, we recorded interest expense of approximately $400,000 and $660,000, respectively. (See Note 6.)

(5)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share data):

	Three months ended March 31,

	2003	2002

Net earnings	$ 16,927	$ 8,433
	_____	_____
Average common shares:
Basic (weighted-average outstanding shares)	70,995	70,925
Dilutive potential common shares from stock
options	8,866	6,796
	_____	_____
Diluted (weighted-average outstanding
shares)	79,861	77,721
	_____	_____
Basic earnings per common share	$ 0.24	$ 0.12
	_____	_____
Diluted earnings per common share	$ 0.21	$ 0.11
	_____	_____

(6)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended March 31,

	2003	2002

Net earnings	$ 16,927	$ 8,433
Foreign currency translation adjustment	1,329	(746)
Net derivative income (loss), net of
taxes of $264 in 2003 and $200 in 2002	(491)	371
Reclassification adjustment for losses
included in income, net of taxes of
$141 in 2003 and $232 in 2002	263	430
Reclassification adjustment for loss
recognized on termination of interest
rate swap, net of taxes of $78 in 2002	-	(128)
	_____	_____
Other comprehensive income	$ 18,028	$ 8,360
	____	____

      The earnings associated with certain of our foreign affiliates are considered to be permanently invested and no provision for U.S. Federal and State income taxes on these earnings or translation adjustments has been made.

      As of March 31, 2003, derivative financial instruments valued at a liability of $1.7 million were recorded as a result of our adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of our interest rate protection agreements associated with our Senior Credit Facility. (See Note 4.)

(7)      COMMITMENTS AND CONTINGENCIES

      During the fourth quarter of 2002, we recorded a gain from the settlement of an anti-trust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly-owned subsidiary of Hillenbrand (together, "Hillenbrand"). Under the settlement, Hillenbrand agreed to pay KCI $250 million in two payments. The initial payment of $175 million was payable upon dismissal of the lawsuit by the court. Hillenbrand will pay to KCI an additional $75 million on January 2, 2004, subject to certain conditions. No accrual has been made related to this payment.

      In January 2003, we received the $175 million pursuant to the settlement. Net of legal fees and expenses of $1.7 million, this transaction added $173.3 million of pretax income and $106.4 million of net income to the 2002 fourth quarter results. The cash received was used to pay down $107 million of indebtedness on the senior credit facility and settle related tax liabilities.

      Other than commitments for new product inventory, including disposable "for sale" products of $10.6 million, we have no material long-term capital commitments and can adjust our level of capital expenditures as circumstances dictate.

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of innovative therapeutic devices and systems throughout the United States and in 15 primary countries internationally.

      We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We measure segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses and income taxes. All intercompany transactions are eliminated in computing revenues, operating earnings and assets. The prior years have been made to conform with the 2003 presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended March 31,
	2003	2002
Revenue:
USA	$ 127,209	$ 99,355
International	39,375	27,786
	______	______
	$ 166,584	$ 127,141
	_____	_____

Operating earnings:
USA	$ 44,522	$ 32,083
International	4,447	4,076
Other (1):
Executive	(4,023)	(1,807)
Finance	(4,873)	(3,671)
Manufacturing/Engineering	(1,157)	(2,089)
Administration	(5,843)	(4,038)
	______	______
Total other	(15,896)	(11,605)
	______	______
	$ 33,073	$ 24,554
	_____	_____

  Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our
  Condensed Consolidated Statements of Earnings.

(9)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      In November of 1997, Kinetic Concepts, Inc. issued $200 million in subordinated debt securities to finance a tender offer to purchase certain of our common shares outstanding. In connection with the issuance of these securities, certain of our wholly owned subsidiaries (the "guarantor subsidiaries") act as guarantors. Certain other subsidiaries (the "non-guarantor subsidiaries") do not guarantee the debt. The guarantor subsidiaries are wholly owned by KCI and the guarantees are full, unconditional, joint and several. We have not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management has determined that such information is not material to investors.

      Our indebtedness under the senior credit facility is guaranteed by certain of the subsidiaries of KCI and is secured by (i) a first priority security interest in all, subject to certain customary exceptions, of the tangible and intangible assets of KCI and our domestic subsidiaries, including, without limitation, intellectual property and real estate owned by KCI and our subsidiaries, (ii) a first priority perfected pledge of all capital stock of KCI's domestic subsidiaries and (iii) a first priority perfected pledge of up to 65% of the capital stock of foreign subsidiaries owned directly by KCI or our domestic subsidiaries. The senior credit facility contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on the following tables.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2003 and December 31, 2002 and the related condensed consolidating statements of earnings and cash flows for in the three-month periods ended March 31, 2003 and 2002, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
March 31, 2003
(in thousands)
(unaudited)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ 123,239	$ 13,952	$ -	$ 137,191
Accounts receivable, net	-	133,339	37,309	(12,689)	157,959
Inventories, net	-	16,304	18,553	-	34,857
Prepaid expenses and other
current assets	-	8,129	5,173	-	13,302
	________	________	________	________	________
Total current assets	-	281,011	74,987	(12,689)	343,309
	________	________	________	________	________
Net property, plant and equipment	-	101,043	26,755	(13,557)	114,241
Loan issuance cost, net	-	5,332	-	-	5,332
Goodwill	-	38,745	7,612	-	46,357
Other assets, net	-	31,446	20,410	(21,500)	30,356
Intercompany investments and
advances	(60,998)	415,304	14,270	(368,576)	-
	________	________	________	________	________
	$ (60,998)	$ 872,881	$ 144,034	$ (416,322)	$ 539,595
	_____	_____	_____	______	_____
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$ -	$ 8,093	$ 4,550	$ -	$ 12,643
Accrued expenses	747	50,645	13,249	-	64,641
Current installments of long-
term obligations	-	19,901	-	-	19,901
Current installments of capital
lease obligations	-	159	-	-	159
Intercompany payables	-	26,286	-	(26,286)	-
Derivative financial instruments	-	1,691	-	-	1,691
Income taxes payable	-	83,672	2,550	-	86,222
	________	________	________	________	________
Total current liabilities	747	190,447	20,349	(26,286)	185,257
	________	________	________	________	________
Long-term obligations, net of
current installments	-	394,949	-	-	394,949
Capital lease obligations, net of current
installments	-	35	17	-	52
Intercompany payables	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	8,661	-	40	8,701
Deferred gain, sale of headquarters facility	-	9,764	-	-	9,764
Other noncurrent liabilities	-	24,117	-	(21,500)	2,617
	________	________	________	________	________
	747	606,473	41,866	(47,746)	601,340
Shareholders' equity (deficit)	(61,745)	266,408	102,168	(368,576)	(61,745)
	________	________	________	________	________
	$ (60,998)	$ 872,881	$ 144,034	$ (416,322)	$ 539,595
	_____	_____	_____	______	_____

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2002 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ 41,185	$ 13,300	$ -	$ 54,485
Accounts receivable, net	-	125,106	35,612	(7,822)	152,896
Accounts receivable - other	175,000	-	-	-	175,000
Inventories, net	-	20,113	17,821	-	37,934
Prepaid expenses and other
current assets	-	6,377	3,383	-	9,760
	________	________	________	________	________
Total current assets	175,000	192,781	70,116	(7,822)	430,075

Net property, plant and equipment	-	96,458	23,516	(14,425)	105,549
Loan issuance cost, net	-	5,911	-	-	5,911
Goodwill	-	38,724	7,633	-	46,357
Other assets, net	-	31,420	20,247	(21,500)	30,167
Intercompany investments and advances	(187,076)	508,045	23,447	(344,416)	-
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$ -	$ 4,632	$ 6,524	$ -	$ 11,156
Accrued expenses	1,522	46,058	13,976	-	61,556
Current installments of long-
term obligations	-	30,550	-	-	30,550
Current installments of capital
lease obligations	-	157	-	-	157
Intercompany payables	-	22,497	-	(22,497)	-
Derivative financial instruments	-	1,341	-	-	1,341
Income taxes payable	-	8,615	6,000	-	14,615
Current deferred income taxes	66,838	-	-	-	66,838
	________	________	________	________	________
Total current liabilities	68,360	113,850	26,500	(22,497)	186,213
	________	________	________	________	________
Long-term obligations, net of
current installments	-	491,300	-	-	491,300
Capital lease obligations,
net of current installments	-	75	20	-	95
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	9,251	-	250	9,501
Deferred gain, sale of headquarters facility	-	10,023	-	-	10,023
Other noncurrent liabilities	-	22,863	-	(21,500)	1,363
	________	________	________	________	________
	68,360	625,862	48,020	(43,747)	698,495
Shareholders' equity (deficit)	(80,436)	247,477	96,939	(344,416)	(80,436)
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 103,150	$ 26,292	$ -	$ 129,442
Sales and other	-	31,317	13,051	(7,226)	37,142
	_______	________	________	________	________
Total revenue	-	134,467	39,343	(7,226)	166,584
	_______	________	________	________	________
Rental expenses	-	54,257	24,703	-	78,960
Cost of goods sold	-	13,138	4,527	(4,020)	13,645
	_______	________	________	________	________
	-	67,395	29,230	(4,020)	92,605
	_______	________	________	________	________
Gross profit	-	67,072	10,113	(3,206)	73,979

Selling, general and administrative
expenses	-	36,255	4,651	-	40,906
	_______	________	________	________	________
Operating earnings	-	30,817	5,462	(3,206)	33,073

Interest income	-	339	61	-	400
Interest expense	-	(8,178)	-	-	(8,178)
Foreign currency gain	-	1,522	266	-	1,788
	_______	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	24,500	5,789	(3,206)	27,083

Income taxes	-	9,794	1,565	(1,203)	10,156
	_______	________	________	________	________
Earnings before equity
in earnings of subsidiaries	-	14,706	4,224	(2,003)	16,927
Equity in earnings of subsidiaries	16,927	4,224	-	(21,151)	-
	_______	________	________	________	________
Net earnings	$ 16,927	$ 18,930	$ 4,224	$ (23,154)	$ 16,927
	____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 82,750	$ 18,665	$ -	$ 101,415
Sales and other	-	21,619	9,282	(5,175)	25,726
	______	________	________	________	________
Total revenue	-	104,369	27,947	(5,175)	127,141
	______	________	________	________	________
Rental expenses	-	45,173	16,617	-	61,790
Cost of goods sold	-	9,663	3,084	(3,142)	9,605
	______	________	________	________	________
	-	54,836	19,701	(3,142)	71,395
	______	________	________	________	________
Gross profit	-	49,533	8,246	(2,033)	55,746

Selling, general and administrative
expenses	-	28,520	2,672	-	31,192
	______	________	________	________	________
Operating earnings	-	21,013	5,574	(2,033)	24,554

Interest income	-	2	8	-	10
Interest expense	-	(10,308)	-	-	(10,308)
Foreign currency loss	-	(465)	(79)	-	(544)
	______	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	10,242	5,503	(2,033)	13,712

Income taxes	-	4,266	1,796	(783)	5,279
	______	________	________	________	________
Earnings before equity
in earnings of subsidiaries	-	5,976	3,707	(1,250)	8,433
Equity in earnings of subsidiaries	8,433	3,707	-	(12,140)	-
	______	________	________	________	________
Net earnings	$ 8,433	$ 9,683	$ 3,707	$ (13,390)	$ 8,433
	____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 16,927	$ 18,930	$ 4,224	$ (23,154)	$ 16,927
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	90,459	79,459	(7,416)	25,692	188,194
	________	________	________	________	________
Net cash provided (used) by operating
activities	107,386	98,389	(3,192)	2,538	205,121
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(10,607)	(6,319)	(752)	(17,678)
Increase in inventory to be converted into
equipment for short-term rental	-	(200)	-	-	(200)
Dispositions of property, plant and
equipment	-	280	124	-	404
Increase in other assets	-	(181)	(142)	-	(323)
	________	________	________	________	________
Net cash used by investing
activities	-	(10,708)	(6,337)	(752)	(17,797)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(105,785)	(2)	-	(105,787)
Proceeds from the exercise of stock options	663	-	-	-	663
Proceeds from (repayments of)
intercompany investments and advances	(109,150)	100,753	9,279	(882)	-
Other	1,101	(595)	904	(1,410)	-
	________	________	________	________	________
Net cash provided (used) by financing
activities	(107,386)	(5,627)	10,181	(2,292)	(105,124)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	506	506
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	82,054	652	-	82,706
Cash and cash equivalents,
beginning of period	-	41,185	13,300	-	54,485
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ 123,239	$ 13,952	$ -	$ 137,191
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 8,433	$ 9,683	$ 3,707	$ (13,390)	$ 8,433
Adjustments to reconcile net earnings
to net cash provided by operating
activities	(8,433)	(877)	(2,891)	4,543	(7,658)
	________	________	________	________	________
Net cash provided by operating
activities	-	8,806	816	(8,847)	775
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(12,754)	(4,018)	503	(16,269)
Increase in inventory to be converted
into equipment for short-term rental	-	(200)	-	-	(200)
Dispositions of property, plant and
equipment	-	527	315	-	842
Business acquisitions, net of cash
acquired	-	(3,736)	-	-	(3,736)
Increase in other assets	-	(947)	(282)	-	(1,229)
	________	________	________	________	________
Net cash used by investing
activities	-	(17,110)	(3,985)	503	(20,592)
	________	________	________	________	________
Cash flows from financing activities:
Proceeds from notes payable, long-term,
capital lease and other obligations	-	22,005	-	-	22,005
Proceeds from (repayments of)
intercompany investments and advances	(1,924)	(11,674)	3,440	10,158	-
Other	1,924	(2,027)	176	(73)	-
	________	________	________	________	________
Net cash provided by financing
activities	-	8,304	3,616	10,085	22,005
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(104)	(104)
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	-	447	1,637	2,084
Cash and cash equivalents,
beginning of period	-	-	5,301	(5,102)	199
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ -	$ 5,748	$ (3,465)	$ 2,283
	_____	_____	_____	_____	_____

FORWARD LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

      All of the forward-looking statements contained in this report are based on estimates and assumptions made by the management of Kinetic Concepts, Inc. ("KCI," "we," "our" or "us"). These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

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
          - liability resulting from litigation; and
          - other factors discussed elsewhere in this document and in our filings with the S.E.C.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

General

      KCI is a medical device company providing innovative therapeutic systems for wound healing and for the prevention and treatment of the complications of immobility. Our therapeutic systems deliver one or more of the following therapies: wound healing and tissue repairs, therapies to treat complications of intensive care, wound treatment and prevention, bariatric care and compression therapy. We design, manufacture, market, sell and service our products. Our products include our V.A.C. platforms and related disposables, specialty hospital beds, specialty mattress replacement systems and overlays, each of which are designed to improve the clinical and economic outcomes for patients with complex or life-threatening conditions.

      We have direct operations in the U.S., Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, our USA division and our International division. Our operations include sales and rentals to acute care facilities, extended care facilities and the home care market, each of which includes patients utilizing third-party payers such as commercial insurance, managed care, and government agencies such as Medicare and Medicaid. Generally, our customers prefer to rent rather than purchase our products in order to avoid the ongoing service, storage and maintenance requirements and the high initial capital outlay associated with purchasing such products. As a result, rental revenues are a high percentage of our overall revenue. International health care providers tend to purchase therapeutic surfaces and V.A.C. products more often than U.S. health care providers.

      We contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Approximately 36% of our revenue during 2002 was generated under national agreements with GPOs. We also contract with individual commercial insurance companies and managed care organizations. In addition, a large portion of our revenue comes from Medicare Part B reimbursement.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C.-related sales and rentals, which accounted for approximately 54.1% of total revenue in 2002, up from 41.7% in 2001. Currently, we believe that competition to the V.A.C. consists of other treatment modalities, offered by a number of companies, which promote the healing of chronic and acute wounds. If an efficacious, cost-effective alternative to the V.A.C. is brought to the wound care market, a material adverse impact on our business, financial condition and results of operations could result.

      Reimbursement policies of both governmental and private payers are critical to the continued growth of our business. The rapid growth of V.A.C. platforms sales and rentals in the home care setting began immediately following the October 2000 implementation of Medicare Part B reimbursement for negative pressure wound therapy. This rapid growth has continued throughout 2001, 2002 and the first quarter of 2003. Medicare Part B currently provides adequate coverage and payment for the use of our V.A.C. platforms and related disposables in the home. In 2003, the Centers for Medicare and Medicaid Services has issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, there can be no assurance of the outcome of future coverage or payment decisions with respect to V.A.C. or any of our other products by governmental or private payers. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, a material adverse impact on our business, financial condition or results of operations could result.

      Our financial condition and results of operations have been and will continue to be affected by our ability to collect, on a timely basis, reimbursement payments from governmental and private payers for rentals and sales of our devices and surfaces. The Medicare Part B coverage policy covering V.A.C. is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures, which can result in extended payment cycles. This has made billing home care payers more complex and time consuming than billing other payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. For example, our revenues for the first quarter of 2003 have grown 31.0% over the prior-year quarter and our receivables have increased only 19.4%. We believe that these actions should continue to improve our collection turnaround times, and although no assurance can be given with respect to future collections, we believe collections will continue to improve.

Results of Operations

First Quarter of 2003 Compared to First Quarter of 2002

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year (dollars in thousands):

	Three Months Ended March 31,
			Variance
	Revenue Relationship		Increase (Decrease)
	2003	2002	Dollars	Percent
Revenue:
Rental and service	78%	80%	$ 28,027	27.6%
Sales and other	22	20	11,416	44.4
	_______	_______	_______
Total revenue	100	100	39,443	31.0

Rental expenses	47	49	17,170	27.8
Cost of goods sold	8	7	4,040	42.1
	_______	_______	_______
Gross profit	45	44	18,233	32.7
Selling, general and administrative
expenses	25	25	9,714	31.1
	_______	_______	_______
Operating earnings	20	19	8,519	34.7

Interest income	-	-	390	nm
Interest expense	(5)	(8)	2,130	20.7
Foreign currency gain (loss)	1	-	2,332	428.7
	_______	_______	_______
Earnings before income taxes	16	11	13,371	97.5

Income taxes	6	4	4,877	92.4
	_______	_______	_______
Net earnings	10%	7%	$ 8,494	100.7%
	____	____	____

Total Revenue:   Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Three months ended March 31,
			Variance	Variance
	2003	2002	Dollars	Percent
USA
V.A.C.
Rental	$ 65,288	$ 44,637	$ 20,651	46.3%
Sales	17,092	9,993	7,099	71.0
	_______	_______	_______
Total V.A.C.	82,380	54,630	27,750	50.8

Surfaces/other
Rental	37,862	38,260	(398)	(1.0)
Sales	6,967	6,465	502	7.8
	_______	_______	_______
Total surfaces/other	44,829	44,725	104	0.2

Total USA rental	103,150	82,897	20,253	24.4
Total USA sales	24,059	16,458	7,601	46.2
	_______	_______	_______
Subtotal - USA	$ 127,209	$ 99,355	$ 27,854	28.0%
	_______	_______	_______
International
V.A.C.
Rental	$ 7,818	$ 3,589	$ 4,229	117.8%
Sales	8,006	4,275	3,731	87.3
	_______	_______	_______
Total V.A.C.	15,824	7,864	7,960	101.2

Surfaces/other
Rental	18,474	14,929	3,545	23.7
Sales	5,077	4,993	84	1.7
	_______	_______	_______
Total surfaces/other	23,551	19,922	3,629	18.2

Total International rental	26,292	18,518	7,774	42.0
Total International sales	13,083	9,268	3,815	41.2
	_______	_______	_______
Subtotal - International	$ 39,375	$ 27,786	$ 11,589	41.7%
	_______	_______	_______
Total revenue	$ 166,584	$ 127,141	$ 39,443	31.0%
	______	______	______

      Total revenue in the first quarter of 2003 increased $39.4 million, or 31.0%, from the prior-year period due primarily to increased demand for our V.A.C. wound healing devices and related disposables. Rental revenue increased $28.0 million, or 27.6%, from the first quarter of 2002 while sales revenue increased $11.4 million, or 44.4%, compared to the prior year. Revenue growth in the first quarter of 2003 was driven by the launch of two new enhanced V.A.C. platforms during 2002 along with V.A.C. sales and marketing efforts, which increased customer awareness of the benefits of V.A.C. therapy.

      Total U.S. revenue for the first quarter of 2003 increased $27.9 million, or 28.0%, from the prior- year quarter due to increased usage of our V.A.C. Domestic rental revenue in the first quarter of 2003 increased $20.3 million, or 24.4%, from the prior year and domestic sales revenue in the first quarter of 2003 increased $7.6 million, or 46.2%, from a year ago. The increases in domestic rental and sales revenue are due primarily to increased V.A.C. rentals resulting in increased demand for associated canisters and dressings, partially offset by lower sales of vascular products. V.A.C. units out on rent declined slightly in January 2003 due to a significant realignment of our domestic sales force. Since that time, demand for the V.A.C. has increased steadily. For the quarter, average V.A.C. units out on rent increased 4.4% as compared to the last quarter of 2002 and increased 51.9% from the same period a year ago.

      U.S. V.A.C. revenue increased $27.8 million, or 50.8%, from the prior-year quarter due to an increase of both rental and sales revenue. Average units on-rent increased 61.7% for the quarter, which was partially offset by a decline in average price of 1.1%. V.A.C. sales increased $7.1 million, or 71.0%, from the prior-period quarter due to sales of V.A.C. associated disposable canisters and dressings. We are beginning to experience a shift away from all-inclusive pricing in the home care setting with third party payers. As we contract with these third party payers, our contracts are providing separate pricing for rental and disposable sale products versus the all-inclusive pricing previously used. All revenue associated with all-inclusive pricing is included in rental revenue. Therefore, we have experienced, and expect to continue experiencing, a shift in revenue between the rental classification and the sales classification. The cost of V.A.C. disposables sold is included in cost of goods sold.

      Domestic surface revenue of $44.8 million was materially unchanged from the prior year. Rental surface revenue declined slightly as higher blended unit pricing in the acute, extended and home care markets was offset by lower unit volume in the extended and home care markets. Sales of surfaces were up approximately $500,000, or 7.8%. The following table sets forth, for the periods indicated, the amount of revenue derived from each of our domestic care settings (dollars in thousands):
	Three months ended March 31,
			Variance	Variance
Domestic surface/other revenue	2003	2002	Dollars	Percent

Acute/extended	$ 40,488	$ 39,766	$ 722	1.8%
Home	2,451	2,303	148	6.4%
Vascular-compression therapy	1,890	2,656	(766)	(28.8) %
	_____	_____	___
Total	$ 44,829	$ 44,725	$ 104	0.2%
	____	____	___

      The majority of our surface business is generated in the hospital, or acute care, setting. Average acute care rental surface units were flat compared to the prior-year period, while average pricing increased slightly due primarily to product mix changes. Our acute care revenue is fueled by growth in our bariatric and Kinair product lines. Extended care rental units decreased 18.6% due to lower overall Medicare Part A reimbursement in nursing homes and continued local and regional competition. In October 2002, reimbursement relief provided under the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 for skilled nursing facilities expired, which had the effect of lowering overall Medicare Part A reimbursement in the extended care setting. The Medicare Part A prospective payment system reimburses the skilled nursing facilities a daily payment based on the prospective services expected to be provided to the patient and does not reimburse separately for variable ancillary costs such as rental of our surfaces. Average home care surface revenue increased 6.4% from the prior period due to a change in our revenue mix. We experienced increased sales of our lower therapy wound care surface units, which, in turn, decreased the rental of our surfaces in the home care setting. Overall, the average number of domestic surface rental units for the first quarter of 2003 declined 5.7% as compared to the prior period, but this decline was offset by price increases resulting from changes in our product mix.

      Revenue from our international operating unit for the first quarter of 2003, including the favorable effects of foreign currency exchange rate fluctuations, increased $11.6 million, or 41.7%, over the prior-year period. The majority of our international revenue is generated in the acute care setting. International rental revenue increased $7.8 million, or 42.0%, from the prior-year period and sales revenue was up $3.8 million, or 41.1%, compared to the prior-year quarter. Favorable foreign currency exchange movements added $5.0 million to total international revenue when compared to the prior-year quarter. On a constant exchange basis, total international revenue increased $6.6 million, or 21.7%, from the prior-year period, rental revenue increased $4.4 million, or 21.5%, and sales revenue increased $2.2 million, or 22.0%. The rental revenue increase reflects higher surface rental units in use in a majority of markets and growth in usage of our V.A.C. platforms. Growth in surface rental units, primarily in overlays, along with growth in V.A.C., was partially offset by lower overall prices. The international sales increase was primarily due to increased demand for our V.A.C. platforms and related disposables. International surface/other revenue was up $3.6 million, or 18.2%, due primarily to higher rentals in Canada, Germany, Italy, France, Austria and the Netherlands, and higher sales in the United Kingdom and Germany.

Rental Expenses:  Rental, or "field," expenses of $79.0 million for the three-month period increased $17.2 million, or 27.8%, from $61.8 million in the prior year. The field expense increase was due primarily to increased labor, incentive compensation, parts, supplies and product licensing expenses directly associated with the growth in V.A.C. therapy revenue. Foreign currency exchange movements increased rental expenses by $3.5 million when compared to the prior-year quarter. Field expenses for the first quarter of 2003 represented 61.0% of total rental revenue compared to 60.9% in the prior-year quarter.

Cost of Goods Sold:  Cost of goods sold of $13.6 million in the first quarter of 2003 increased $4.0 million, or 42.1%, from $9.6 million in the prior year due to increased V.A.C. canisters and dressings sales and higher excess and obsolescence inventory reserve provisions related to surface products with low demand. Sales margins increased slightly to 63.3% in the first quarter of 2003 as compared to 62.7% in the prior-year period.

Gross Profit:  Gross profit in the first quarter of 2003 increased approximately $18.3 million, or 32.7%, to $74.0 million from $55.7 million in the prior-year quarter due primarily to the quarter-to-quarter increase in revenue resulting from increased demand for our V.A.C. platforms and related disposables. Gross profit margin in the first quarter of 2003 was 44.4%, up slightly from 43.8% in the prior-year quarter due primarily to the increase in revenues and lower cost of goods sold as a percentage of sales revenue.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $9.7 million, or 31.1%, to $40.9 million in the first quarter of 2003 from $31.2 million in the prior-year quarter. This increase was due, in part, to higher administrative labor costs associated with the hiring of an additional 125 personnel for third party claims billing resulting from the increased home usage of the V.A.C. platforms and disposables. Labor, incentive compensation, depreciation, professional fees and provisions for insurance expense were all higher in the current quarter when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses were flat in the first quarter of 2003 compared to the prior-year quarter at approximately 24.5%.

Operating Earnings:  Operating earnings for the first quarter of 2003 increased $8.5 million, or 34.7%, to $33.1 million compared to $24.6 million in the prior-year period. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher operating costs and expenses. Foreign currency exchange movements increased operating earnings by approximately $200,000. Operating margins for the first quarter of 2003, were 19.9%, up from 19.3% in the prior-year quarter, due to the increase in revenues and lower cost of goods sold as a percentage of sales revenue.

Non-GAAP Measure:  Our senior credit agreement requires us to meet certain financial tests, including minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The following table presents a reconciliation of EBITDA, as defined in our senior credit agreement, to operating earnings, which is the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP") for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Three months ended
	March 31,
	2003	2002

Operating earnings	$ 33,073	$ 24,554

Add: Depreciation	9,952	7,537

Amortization (1)	134	896

Interest Income	400	10
	______	______
EBITDA	$ 43,559	$ 32,997
	_____	_____

      (1) Represents amortization expense, net of amortization of loan issuance costs, as defined in our senior credit agreement.

EBITDA for the first quarter of 2003 increased $10.6 million, or 32.0%, from the prior-year period due substantially to the change in operating earnings discussed above.

Interest Expense:  Interest expense in the first quarter of 2003 was $8.2 million compared to $10.3 million in the prior-year quarter. The interest expense decrease was due to the partial paydown on our senior credit facility resulting from the $175 million settlement payment received in January 2003. (See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings of $16.9 million for the first quarter of 2003 increased $8.5 million, or 100.7%, from the prior-year period due to the increase in operating earnings discussed previously. Effective tax rates for the first quarter of 2003 and 2002 were 37.5% and 38.5%, respectively.

Liquidity and Capital Resources

General

      We require capital principally for capital expenditures, systems infrastructure, debt service and working capital. Our capital expenditures consist primarily of manufactured rental assets and computer hardware and software. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

      During the next twelve months, our principal sources of liquidity are expected to be cash on hand, cash flows from operating activities, $75 million from an additional payment under the anti-trust litigation settlement with Hillenbrand Industries, Inc. and availability under the revolving portion of our senior credit facility, which is currently available through December 2003. Although the revolving credit facility terminates in the fourth quarter of 2003, we expect that we will be able to negotiate an extension of the facility or enter into a new credit facility with the same or different lenders on similar terms. Based upon the current level of operations, we believe that these sources of liquidity will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures through 2004. Due to the anticipated growth in demand for our V.A.C. platforms going forward, slower payment cycles associated with certain payers and increased capital expenditures and working capital required to support and maintain such growth, our ability to generate cash flow sufficient to meet our 2005, 2006 and 2007 debt amortization requirements may be negatively impacted. In such an event, we may attempt to raise additional capital through the refinancing of our existing indebtedness, through the sale of additional debt or equity securities or any combination of the foregoing, subject to the restrictions contained in the senior credit agreement and the indenture governing our outstanding notes. We cannot give any assurance that we will be successful in raising additional capital.

      During the first quarter of 2003, our primary source of capital has been funds provided by operations. The following table summarizes the net funds provided by and used in operating activities, financing activities and investing activities for the quarters ended March 31, 2003 and 2002 (dollars in thousands):

	Three months ended
	March 31,

	2003	2002

Net cash provided by operating activities	$ 205,121 (1)	$ 775

Net cash used by investing activities	(17,797)	(20,592)

Net cash provided (used) by financing activities	(105,124) (2)	22,005
	______	______
Total	$ 82,200	$ 2,188
	_____	_____

      (1) Amount includes receipt of $175 million related to anti-trust lawsuit settlement.

      (2) Amount includes paydown of $107 million of indebtedness on the senior credit facility utilizing funds received related to anti-trust lawsuit settlement.

      At March 31, 2003, cash and cash equivalents of $137.2 million were available for general corporate purposes. Availability under the revolving portion of our senior credit facility was $39.1 million. We are committed to purchase approximately $10.6 million of inventory associated with new products over the next twelve months. We did not have any other material purchase commitments as of March 31, 2003.

Working Capital

      At March 31, 2003, we had current assets of $343.3 million and current liabilities of $185.3 million resulting in a working capital surplus of $158.0 million, compared to a surplus of $243.9 million at December 31, 2002. The paydown on our senior credit facility related to the payment received pursuant to the litigation settlement accounted for the majority of this change. Operating cash flows were $205.1 million compared to $775,000 in the first quarter of 2002. Excluding the litigation settlement received in January 2003, of $175 million our operating cash flows for the first quarter of 2003 were $30.1 million, which is more indicative of the actual performance of the business. This increase was due to higher earnings and lower working capital requirements, primarily accounts receivable, inventory and accrued expenses.

      During the remainder of 2003, we expect demand for our V.A.C. platforms and related disposables to continue to increase, which could have the effect of increasing accounts receivable due to extended payment cycles for Medicare and managed care payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. For example, our revenues for the first quarter of 2003, have grown 31.0% over the prior-year quarter and our receivables have increased only

19.4%. If we were to have an increase in accounts receivable, we would expect to manage such an increase with available cash on hand and, if necessary, through increased borrowing under our revolving credit facility, the refinancing of existing indebtedness or through the incurrence of additional indebtedness through new lending arrangements.

      Prior to or upon expiration of the current revolving credit facility in December of 2003, we intend to obtain an extension thereof or to enter into a new revolving credit facility with the same or different lenders on similar terms. We expect that cash on hand, cash flow from operations and additional borrowings under our credit agreements will be sufficient to meet our working capital needs through 2004.

Capital Expenditures

      During the first quarter of 2003, we made net capital expenditures of $17.5 million compared to $15.6 million in the prior-year quarter. The quarter-to-quarter increase is primarily due to purchases of materials for the V.A.C. platforms and other high-demand rental products. Over the next twelve months, we have commitments to purchase new product inventory, including disposable "for sale" products, of $10.6 million. Other than commitments for new product inventory, we have no material long-term purchase commitments and can adjust the level of capital expenditures as circumstances warrant. We expect future demand for the V.A.C. platforms to increase, which will require increased capital expenditures over time.

Debt Service

      As of March 31, 2003, scheduled principal payments under our senior credit facility for the remainder of the year are $19.4 million. Required principal payments for the years 2004 and 2005 are $58.2 million and $76.4 million, respectively. Based upon the current level of operations, we anticipate that cash on hand, cash flow from operations and the anticipated $75 million remaining to be paid under the anti-trust litigation settlement will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures through 2004. As a result of the settlement of the anti-trust litigation with Hillenbrand and our improved operating results, Standard and Poors raised our corporate credit and senior secured debt rating to "B+" from "B" and raised the rating on our senior subordinated notes to "B-" from "CCC+".

Senior Credit Facility

      The senior credit facility consists of five term loans and a revolving credit facility. The following table sets forth the amounts owing under each term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of April 30, 2003 (dollars in thousands):

			Amounts
	Effective		Available for
	Interest	Amounts	Additional
Senior Credit Facility	Rate (1)	Outstanding	Borrowing

Revolving credit facility, due 2003	-	$ -	$ 39,083 (2)
Tranche A term loan due 2003	3.72%	17,633	-
Tranche B term loan due 2004	4.46%	57,283	-
Tranche C term loan due 2005	4.71%	57,283	-
Tranche D term loan due 2006	4.59%	62,699	-
Tranche E term loan due 2005	4.72%	19,952	-
		_______	______
Total		$ 214,850	$ 39,083
		______	_____

      (1) Effective interest rates take into account existing interest rate hedging arrangements.

      (2) This amount reflects a reduction from $50.0 million to the extent of the principal amount of the outstanding letters of credit issued on our behalf. As of April 30, 2003 approximately
       $10.9 million in letters of credit had been issued.

      As of March 31, 2003, indebtedness under the senior credit facility, including the revolving credit facility (other than certain loans under the revolving credit facility designated in foreign currency) and the term loans, bear interest at rates determined under either of the following alternative methods, at our option:

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

Method 2

The Eurodollar Rate (as defined in our senior credit agreement) for one, two, three or six months; plus

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

      The term loans, other than Tranches D and E, are subject to quarterly amortization payments, which began on March 31, 1998. The Tranche D term loan amortizes at 1% per year beginning September 30, 2001 through December 31, 2005 with a final payment of $60.9 million, less any future prepayments made through that date, due March 31, 2006. The Tranche E term loan amortizes at 1% per year beginning September 30, 2002 with a final payment of $19.4 million, less any future prepayments made through that date, due December 31, 2005. We may borrow additional funds under the revolving credit facility at any time up to the borrowing limits thereunder. As of March 31, 2003, we had no revolving loans outstanding. However, we had outstanding five letters of credit in the aggregate amount of $10.9 million. The resulting availability under the revolving credit facility was $39.1 million at the end of the quarter.

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

      Our senior credit agreement requires us to meet certain financial tests, including minimum levels of EBITDA, minimum interest coverage, maximum leverage ratio and capital expenditures. The senior credit agreement also contains covenants which, among other things, limit our ability to:

          - incur additional indebtedness;
          - make investments;
          - announce or pay dividends;
          - make loans and advances;
          - make capital expenditures;
          - enter into transactions with affiliates;
          - dispose of our assets;
          - enter into acquisitions, mergers or consolidation transactions;
          - make prepayments on other indebtedness;
          - create or permit to be created any liens on any of our properties; or
          - undertake certain other matters customarily restricted in such agreements.

As of March 31, 2003, we were in compliance with all applicable covenants.

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

Senior Subordinated Notes

      In 1997, we issued $200.0 million of 9 5/8% senior subordinated notes due in 2007. The notes are unsecured obligations, ranking subordinate in right of payment to all of our senior debt and will mature on November 1, 2007. As of March 31, 2003, the entire $200.0 million of our notes were issued and outstanding.

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

      At any time, or from time to time, we may acquire a portion of the notes through open-market purchases. In order to affect the foregoing redemption with the proceeds of any equity offering, we would make the redemption not more than 120 days after the consummation of any such equity offering.

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

In addition, we are subject to certain financial covenants including a covenant requiring us to maintain minimum levels of EBITDA, minimum interest coverage ratios, a maximum leverage ratio and capital expenditures.

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

Interest Rate Protection

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

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. As of March 31, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 84% of our variable rate debt. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of March 31, 2003, the fair values of the $80 million and $100 million swap agreements were negative and were adjusted to reflect a liability of approximately $300,000 and $1.4 million, respectively.

Long Term Commitments

      We are committed to making cash payments in the future on long term debt, capital leases, operating leases and purchase commitments. We have no off-balance sheet debt and we have not guaranteed the debt of any other party. The table below sets forth our contractual obligations and future liquidity demands as of March 31, 2003 (dollars in thousands):

	Payments Due

	Total	< 1 year	1-2 years	3-4 years	5+ years

Long term debt amortization	$ 414,850	$ 19,901	$ 194,949	$ 200,000	$ -

Capital lease payments	211	159	52	-	-

Operating lease payments (1)	75,901	16,805	25,323	17,423	16,350

Purchase commitments	10,569	10,569	-	-	-
	_______	______	_______	_______	______
Totals	$ 501,531	$ 47,434	$ 220,324	$ 217,423	$ 16,350
	______	_____	______	______	_____

      (1) There have been no material changes outside the ordinary course of business in long term commitments for operating lease payments from the information provided in KCI's Annual
      Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101 when each of the following four criteria are met:

     - A contract or sales arrangement exists.
     - Products have been shipped and title has transferred or services have been rendered.
     - The price of the products or services is fixed or determinable.
     - Collectibility is reasonably assured.

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

Accounts Receivable-Allowance for Doubtful Accounts

      We utilize a combination of factors in evaluating the collectibility of account receivables. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items beginning at 60 days after the end of service or usage. Items that remain unbilled for more than 90 days or beyond an established billing window are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for bad debt based on the length of time that the receivables are past due. The reserve rates vary by payer group and are based upon our historical experience on a weighted average basis. The reserves range in value from 0% for current amounts to 100% for amounts over 180 days for certain payer groups. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change such as, higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

Goodwill and Other Intangible Assets

      For indefinite lived intangible assets, including goodwill, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. Goodwill has been tested for impairment during the first and fourth quarters of 2002 and will be tested for impairment at least annually, on a going-forward basis, using a two-step process. The first step is a comparison of an estimation of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement.

      The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or business climate, an adverse regulatory action or unanticipated competition.

Inventory

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products and obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale products in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. KCI relies on historical information to support its reserves and utilizes management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

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

Legal Proceedings and Other Loss Contingencies

      We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and may not be determinable for many years. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both i) probable or known that a liability has been incurred, and ii) the amount of the loss is reasonably estimable, in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies." If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," effective for fiscal years or interim periods beginning after June 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with valuable interest entities. We have adopted FIN 46 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes from the information provided in KCI's Annual Report on Form 10-K for the year ended December 31, 2002 in regard to market risk.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Within the 90-day period preceding the date of this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date. There have been no significant changes in our disclosure controls and procedures or in other factors, that could significantly affect such controls and procedures subsequent, the evaluation date.

Changes in Internal Controls

      There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There have been no material changes from the information provided in KCI's Annual Report on Form 10-K for the year ended December 31, 2002 in regard to other legal proceedings.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restatement of Articles of Incorporation (filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).
3.2	Restated By-Laws of KCI (filed as Exhibit 3.3 to our Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).
21.1	List of Subsidiaries (filed as Exhibit 21.1 on form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

   (b)   Reports on Form 8-K

             1.   Current Report on Form 8-K dated February 26, 2003 announcing the resignation of
                   Charles N. Martin as a member of the Company's Board of Directors.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 KINETIC CONCEPTS, INC
                                                                 (REGISTRANT)

                                                                 By:   /s/ DENNERT O. WARE

Date: May 14, 2003                                  ______________________________
                                                                 Dennert O. Ware
                                                                 President and Chief Executive Officer

                                                                 By:   /s/ MARTIN J. LANDON

Date: May 14, 2003                                  ______________________________
                                                                 Martin J. Landon
                                                                 Vice President and Chief Financial Officer (Acting)

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

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                                             ______/s/ Martin J. Landon________
                                                                        Martin J. Landon
                                                          Vice President and Chief Financial Officer (Acting)