Form 10-Q
period 2003-06-30
KINETIC CONCEPTS INC /TX/
filed 2003-07-22
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common Stock:   71,122,556 shares as of July 21, 2003

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

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2003	2002
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 102,973	$ 54,485
Accounts receivable, net	159,695	152,896
Accounts receivable - other	-	175,000
Inventories, net	33,771	37,934
Prepaid expenses and other current assets	11,745	9,760
	_______	_______
Total current assets	308,184	430,075
	_______	_______

Net property, plant and equipment	123,995	105,549
Loan issuance cost, less accumulated amortization
of $13,107 in 2003 and $11,949 in 2002	4,753	5,911
Goodwill	48,796	46,357
Other assets, less accumulated amortization of
$7,145 in 2003 and $6,840 in 2002	30,287	30,167
	_______	_______
	$ 516,015	$ 618,059
	_____	_____
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 12,377	$ 11,156
Accrued expenses	79,732	61,556
Current installments of long-term obligations	13,939	30,550
Current installments of capital lease obligations	151	157
Derivative financial instruments	1,914	1,341
Income taxes payable	34,897	14,615
Current deferred income taxes	-	66,838
	_______	_______
Total current liabilities	143,010	186,213
	_______	_______

Long-term obligations, net of current installments	394,737	491,300
Capital lease obligations, net of
current installments	19	95
Deferred income taxes, net	7,475	9,501
Deferred gain, sale of headquarters facility	9,503	10,023
Other noncurrent liabilities	213	1,363
	_______	_______
	554,957	698,495
Shareholders' deficit:	_______	_______
Common stock; issued and outstanding 71,123
in 2003 and 70,928 in 2002	71	71
Retained deficit	(39,425)	(76,216)
Accumulated other comprehensive income (loss)	412	(4,291)
	_______	_______
	(38,942)	(80,436)
	_______	_______
	$ 516,015	$ 618,059
	_____	_____
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (in thousands, except per share data) (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenue:
Rental and service	$ 140,854	$ 107,595	$ 270,296	$ 209,010
Sales and other	41,611	29,513	78,753	55,239
	_______	_______	_______	_______
Total revenue	182,465	137,108	349,049	264,249
	_______	_______	_______	_______

Rental expenses	87,499	66,625	166,459	128,415
Cost of goods sold	14,713	11,764	28,358	21,369
	_______	_______	_______	_______
Gross profit	80,253	58,719	154,232	114,465

Selling, general and administrative expenses	44,489	32,571	85,395	63,763
	_______	_______	_______	_______
Operating earnings	35,764	26,148	68,837	50,702

Interest income	347	99	747	109
Interest expense	(8,050)	(10,384)	(16,228)	(20,692)
Foreign currency gain	2,368	2,992	4,156	2,448
	_______	_______	_______	_______
Earnings before income taxes	30,429	18,855	57,512	32,567

Income taxes	11,411	7,259	21,567	12,538
	_______	_______	_______	_______
Net earnings	$ 19,018	$ 11,596	$ 35,945	$ 20,029
	_____	_____	_____	____

Basic earnings per common share	$ 0.27	$ 0.16	$ 0.51	$ 0.28
	_____	_____	_____	_____
Diluted earnings per common
share	$ 0.25	$ 0.15	$ 0.47	$ 0.26
	_____	_____	_____	_____
Average common shares:
Basic (weighted average
outstanding shares)	71,070	70,926	71,032	70,926
	_____	_____	_____	_____
Diluted (weighted average
outstanding shares)	77,236	77,683	76,904	77,688
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended June 30,

	2003	2002
Cash flows from operating activities:
Net earnings	$ 35,945	$ 20,029
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	20,529	15,486
Amortization	1,462	2,177
Provision for uncollectible accounts receivable	3,527	4,861
Amortization of deferred gain on sale/leaseback of
headquarters facility	(521)	-
Change in assets and liabilities net of effects from
purchase of subsidiaries and unusual items:
Increase in accounts receivable, net	(10,342)	(20,580)
Decrease in other accounts receivable	175,000	-
Decrease (increase) in inventories	4,148	(498)
Increase in prepaid expenses and other current assets	(1,979)	(851)
Increase in accounts payable	1,218	1,039
Increase (decrease) in accrued expenses	18,100	(4,331)
Increase in income taxes payable	20,282	7,952
Decrease in current deferred income taxes	(66,838)	-
Decrease in deferred income taxes, net	(1,826)	(1,357)
	_______	_______
Net cash provided by operating activities	198,705	23,927
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(34,381)	(30,500)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	(1,300)	1,100
Dispositions of property, plant and equipment	634	1,799
Business acquisitions, net of cash acquired	(2,224)	(3,596)
Increase in other assets	(425)	(1,172)
	_______	_______
Net cash used by investing activities	(37,696)	(32,369)
	_______	_______
Cash flows from financing activities:
Proceeds from (repayment of) notes payable, long term capital lease and
other obligations	(114,856)	17,088
Proceeds from exercise of stock options	846	8
	_______	_______
Net cash provided (used) by financing activities	(114,010)	17,096
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	1,489	515
	_______	_______
Net increase in cash and cash equivalents	48,488	9,169
Cash and cash equivalents, beginning of period	54,485	199
	_______	_______
Cash and cash equivalents, end of period	$102,973	$ 9,368
	_____	_____
Supplemental disclosure of cash flow information:
Cash paid during the first six months for:
Interest	$ 14,903	$ 19,526
Income taxes	$ 69,392	$ 9,756
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest annual report on Form 10-K. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2003 presentation.

(b)     Stock Options

      We use the intrinsic value method in accounting for our stock option plan. In the first six months of 2003 and 2002, compensation costs of approximately $1.7 million and $340,000, respectively, net of estimated taxes, have been recognized in the financial statements related to this plan. If the compensation cost for our stock-based employee compensation plan had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings and earnings per share would have been decreased to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings per share information):

	Three months ended June 30		Six months ended June 30,
	2003	2002	2003	2002

Net earnings as reported	$ 19,018	$ 11,596	$ 35,945	$ 20,029
Pro forma net earnings	$ 18,617	$ 11,225	$ 35,170	$ 19,295

Earnings per share as reported
Basic earnings per common share	$ 0.27	$ 0.16	$ 0.51	$ 0.28
Diluted earnings per common share	$ 0.25	$ 0.15	$ 0.47	$ 0.26

Pro forma earnings per share
Basic earnings per common share	$ 0.26	$ 0.16	$ 0.50	$ 0.27
Diluted earnings per common share	$ 0.24	$ 0.14	$ 0.46	$ 0.25

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future expense.

(c)     Other New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board, or ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," effective for fiscal years or interim periods beginning after June 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We adopted the provisions of FIN 46 for post January 31, 2003 variable interest entities during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations. We continue to evaluate the potential effects of the consolidation provisions of FIN 46 that will be adopted during the quarter ended September 30, 2003.

      Specifically, we are evaluating the beneficial ownership of two Grantor Trusts which we acquired in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash of $7.2 million and $7.6 million, respectively. The Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The DC-10 aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in event of a default is limited to the Trusts assets.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

      On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have adopted SFAS 150 and have determined it will not have a material impact on our financial position or results of operations.

(d)     Other Significant Accounting Policies

      For further information, see Note 1 to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      ACQUISITIONS

      On May 23, 2003, we acquired all of the outstanding capital stock of MedClaim Inc., a North Carolina corporation, for approximately $2.2 million in cash, net of cash acquired, and other consideration of $450,000. MedClaim Inc. processed Medicare Part B insurance claims for us and continues to act in that capacity. The operating results of MedClaim Inc. did not have a material impact, and we do not anticipate that the acquisition will have a material impact, on KCI's results of operations.

(3)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Trade accounts receivable:
Facilities / dealers	$ 98,464	$ 91,756

Third party payers:
Medicare / Medicaid	34,103	31,721
Managed care, insurance and other	57,647	53,229
	_______	_______
	190,214	176,706
Medicare V.A.C. receivables prior to
October 1, 2000	14,191	14,351
Employee and other receivables	1,784	2,410
	_______	_______
	206,189	193,467
Less: Allowance for doubtful accounts	(32,303)	(26,220)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(14,191)	(14,351)
	_______	_______
	$ 159,695	$ 152,896
	_____	_____

(4)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Finished goods	$ 14,400	$ 16,411
Work in process	2,792	2,411
Raw materials, supplies and parts	31,598	31,825
	______	______
	48,790	50,647

Less: Amounts expected to be converted
into equipment for short-term rental	(12,400)	(11,100)
Reserve for excess and obsolete
inventory	(2,619)	(1,613)
	______	______
	$ 33,771	$ 37,934
	_____	_____

(5)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      Long-term obligations consist of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002
Senior Credit Facility:
Term loans:
Tranche A due 2003	$ 11,742	$ 27,500
Tranche B due 2004	57,068	85,500
Tranche C due 2005	57,068	85,500
Tranche D due 2006	62,470	93,575
Tranche E due 2005	19,878	29,775
Revolving bank credit facility	-	-
	_______	______
	208,226	321,850
9 5/8% Senior Subordinated
Notes due 2007	200,000	200,000
MedClaims note payable	450	-
	_______	______
	408,676	521,850
Less current installments	(13,939)	(30,550)
	_______	______
	$ 394,737	$ 491,300
	______	______

      In January 2003, we received $175 million pursuant to the settlement of our antitrust lawsuit with Hillenbrand Industries (see Note 9 for additional discussion). The cash received, net of approximately $66 million of income taxes and approximately $2 million of fees and expenses, was used to pay down $107 million of indebtedness on the senior credit facility.

      As of June 30, 2003, we had no revolving loans outstanding. However, we had outstanding five letters of credit in the aggregate amount of $10.9 million. The resulting availability under the revolving credit facility was $39.1 million at the end of the quarter.

Interest Rate Protection

      We follow SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, SFAS 137 and 138, in accounting for our derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable interest rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

      The following chart summarizes interest rate hedge transactions effective during the first six months of 2003 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	12/31/02 - 12/31/03	$ 80,000	1.745%	Outstanding
Shortcut	12/31/02 - 12/31/04	$ 100,000	2.375%	Outstanding

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately

$74,000 which was recorded in the first quarter of 2003. As of June 30, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 86% of our variable rate debt. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of June 30, 2003, the fair values of the $80 million and $100 million swap agreements were negative and were adjusted to reflect a liability of approximately $300,000 and $1.6 million, respectively. As a result of interest rate protection agreements in effect during the first six months of 2003 and 2002, we recorded interest expense of approximately $770,000 and $1.3 million, respectively. (See Note 8.)

(6)      EARNINGS PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings for basic and diluted calculations do not differ (dollars in thousands, except per share data): (See Note 1 (b).)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net earnings	$ 19,018	$ 11,596	$ 35,945	$ 20,029
	______	______	______	______
Average common shares:
Basic (weighted-average outstanding shares)	71,070	70,926	71,032	70,926
Dilutive potential common shares from stock options	6,166	6,757	5,872	6,762
	______	______	______	______
Diluted (weighted-average outstanding shares)	77,236	77,683	76,904	77,688
	____	____	____	____
Basic earnings per common share	$ 0.27	$ 0.16	$ 0.51	$ 0.28
	____	____	____	____
Diluted earnings per common share	$ 0.25	$ 0.15	$ 0.47	$ 0.26
	____	____	____	____

(7)       STOCK PLANS

      In May 2003, our Board of Directors approved the 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan"). Grants under this plan shall be made to non-employee directors of the company. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan is determined as the fair market value, as determined by our Board of Directors, of the shares of the Company's common stock on the date that such option is granted. The options granted will vest and become exercisable incrementally over a period of three years. The right to exercise an option shall terminate seven years after the grant date, unless sooner as provided for in the plan. The Directors Stock Plan is administered by a committee of the Board of Directors.

(8)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended June 30,

	2003	2002

Net earnings	$ 19,018	$ 11,596
Foreign currency translation adjustment	3,747	4,238
Net derivative loss, net of taxes of $206 in 2003
and $394 in 2002	(383)	(732)
Reclassification adjustment for losses included in
income, net of taxes of $129 in 2003 and $206 in 2002	238	383
Reclassification adjustment for loss recognized on termination
of interest rate swap, net of taxes of $70 in 2002	-	(130)
	_____	_____
Other comprehensive income	$ 22,620	$ 15,355
	____	____

	Six months ended June 30,

	2003	2002

Net earnings	$ 35,945	$ 20,029
Foreign currency translation adjustment	5,076	3,492
Net derivative loss, net of taxes of $470 in 2003
and $194 in 2002	(874)	(361)
Reclassification adjustment for losses included in
income, net of taxes of $270 in 2003 and $438 in 2002	501	813
Reclassification adjustment for loss recognized on termination
of interest rate swap, net of taxes of $148 in 2002	-	(258)
	_____	_____
Other comprehensive income	$ 40,648	$ 23,715
	____	____

      The earnings associated with certain of our foreign affiliates are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been made.

      As of June 30, 2003, derivative financial instruments valued at a liability of $1.9 million were recorded as a result of our adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of our interest rate protection agreements associated with our Senior Credit Facility. (See Note 5.)

(9)      COMMITMENTS AND CONTINGENCIES

      During the fourth quarter of 2002, we recorded a gain from the settlement of an antitrust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly-owned subsidiary of Hillenbrand (together, "Hillenbrand"). Under the settlement, Hillenbrand agreed to pay KCI $250 million in two payments. In January 2003, we received the first installment of $175 million pursuant to the settlement. Net of fees and expenses of $1.7 million, this transaction added $173.3 million of pretax income and $106.4 million of net income to the 2002 fourth quarter results. The cash received, net of approximately $66 million of income taxes and approximately $2 million in fees and expenses, was used to pay down $107 million of indebtedness on the senior credit facility. Hillenbrand will pay to KCI an additional $75 million in January 2004, subject to certain conditions. No accrual has been made related to this payment.

      Other than commitments for new product inventory, including disposable "for sale" products of $16.9 million, we have no material long-term capital commitments.

(10)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of innovative therapeutic devices and systems throughout the United States and in 15 primary countries internationally.

      We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We measure segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue, operating earnings and assets. The prior years have been made to conform with the 2003 presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002
Revenue:
USA	$ 137,631	$ 106,022	$ 264,840	$ 205,377
International	44,834	31,086	84,209	58,872
	_______	_______	_______	_______
Revenue	$ 182,465	$ 137,108	$ 349,049	$ 264,249
	_____	_____	_____	_____

Operating Earnings:
USA	$ 47,213	$ 33,056	$ 91,735	$ 65,139
International	6,657	4,572	11,104	8,648
Other (1):
Executive	(5,316)	(3,151)	(9,339)	(4,958)
Finance	(5,051)	(3,907)	(9,924)	(7,578)
Manufacturing/Engineering	(1,102)	(1,570)	(2,259)	(3,659)
Administration	(6,637)	(2,852)	(12,480)	(6,890)
	_______	_______	_______	_______
Total Other	(18,106)	(11,480)	(34,002)	(23,085)
	_______	_______	_______	_______
Operating earnings	$ 35,764	$ 26,148	$ 68,837	$ 50,702
	_____	_____	_____	_____

  Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our
  Condensed Consolidated Statements of Earnings.

(11)      SUBSEQUENT EVENT

      On July 11, 2003, we announced that we entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston for a new senior secured credit facility. The new facility would be composed of a $480 million term loan and a $100 million revolving credit facility. We expect to borrow $480 million under the new term loan facility and to use the proceeds from the new credit facility as part of a recapitalization of KCI, which is expected to result in the redemption of all of our outstanding 9 5/8% Senior Subordinated Notes Due 2007 and the repayment of outstanding indebtedness under our existing credit facility. The closing of the new credit facility is expected to occur in mid-August 2003, but is subject to a number of important conditions. There can be no assurance that these conditions will be satisfied or that the terms described above will not change.

(12)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

      Our indebtedness under the existing senior credit facility is guaranteed by certain of our subsidiaries and is secured by a first priority security interest in (1) all of our tangible and intangible assets and those of our domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by us and our subsidiaries, and (2) substantially all shares of capital stock and intercompany debt of each of our present and future subsidiaries (limited in the case of certain foreign subsidiaries to 65% of the voting stock of such entity). The senior credit facility contains covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, loans and advances, capital expenditures, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The net assets of the guarantor subsidiaries are detailed on the following tables.

      The following tables present the condensed consolidating balance sheets of Kinetic Concepts, Inc. as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2003 and December 31, 2002 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2003 and 2002, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
June 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ 81,676	$ 21,297	$ -	$ 102,973
Accounts receivable, net	-	129,682	40,097	(10,084)	159,695
Inventories, net	-	16,813	16,958	-	33,771
Prepaid expenses and other current assets	-	5,929	5,816	-	11,745
	________	________	________	________	________
Total current assets	-	234,100	84,168	(10,084)	308,184
	________	________	________	________	________
Net property, plant and equipment	-	107,042	30,779	(13,826)	123,995
Loan issuance cost, net	-	4,753	-	-	4,753
Goodwill	-	41,205	7,591	-	48,796
Other assets, net	-	31,527	20,260	(21,500)	30,287
Intercompany investments and advances	(38,195)	423,847	8,038	(393,690)	-
	________	________	________	________	________
	$ (38,195)	$ 842,474	$ 150,836	$ (439,100)	$ 516,015
	_____	_____	_____	______	_____
LIABILITIES AND SHARE-
HOLDERS EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$ -	$ 7,894	$ 4,483	$ -	$ 12,377
Accrued expenses	747	63,092	15,893	-	79,732
Current installments of long-
term obligations	-	13,939	-	-	13,939
Current installments of capital
lease obligations	-	151	-	-	151
Intercompany payables	-	23,788	-	(23,788)	-
Derivative financial instruments	-	1,914	-	-	1,914
Income taxes payable	-	32,301	2,596	-	34,897
	________	________	________	________	________
Total current liabilities	747	143,079	22,972	(23,788)	143,010
	________	________	________	________	________
Long-term obligations, net of
current installments	-	394,737	-	-	394,737
Capital lease obligations, net of current
installments	-	3	16	-	19
Intercompany payables, non current	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	7,596	-	(121)	7,475
Deferred gain, sale of headquarters facility	-	9,503	-	-	9,503
Other noncurrent liabilities	-	21,713	-	(21,500)	213
	________	________	________	________	________
	747	555,131	44,488	(45,409)	554,957
Shareholders' equity (deficit)	(38,942)	287,343	106,348	(393,691)	(38,942)
	________	________	________	________	________
	$ (38,195)	$ 842,474	$ 150,836	$ (439,100)	$ 516,015
	_____	_____	_____	______	_____

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2002 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$ -	$ 41,185	$ 13,300	$ -	$ 54,485
Accounts receivable, net	-	125,106	35,612	(7,822)	152,896
Accounts receivable - other	175,000	-	-	-	175,000
Inventories, net	-	20,113	17,821	-	37,934
Prepaid expenses and other
current assets	-	6,377	3,383	-	9,760
	________	________	________	________	________
Total current assets	175,000	192,781	70,116	(7,822)	430,075

Net property, plant and equipment	-	96,458	23,516	(14,425)	105,549
Loan issuance cost, net	-	5,911	-	-	5,911
Goodwill	-	38,724	7,633	-	46,357
Other assets, net	-	31,420	20,247	(21,500)	30,167
Intercompany investments and advances	(187,076)	508,045	23,447	(344,416)	-
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______
LIABILITIES AND SHARE-
HOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$ -	$ 4,632	$ 6,524	$ -	$ 11,156
Accrued expenses	1,522	46,058	13,976	-	61,556
Current installments of long-
term obligations	-	30,550	-	-	30,550
Current installments of capital
lease obligations	-	157	-	-	157
Intercompany payables	-	22,497	-	(22,497)	-
Derivative financial instruments	-	1,341	-	-	1,341
Income taxes payable	-	8,615	6,000	-	14,615
Current deferred income taxes	66,838	-	-	-	66,838
	________	________	________	________	________
Total current liabilities	68,360	113,850	26,500	(22,497)	186,213
	________	________	________	________	________
Long-term obligations, net of
current installments	-	491,300	-	-	491,300
Capital lease obligations,
net of current installments	-	75	20	-	95
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	9,251	-	250	9,501
Deferred gain, sale of headquarters facility	-	10,023	-	-	10,023
Other noncurrent liabilities	-	22,863	-	(21,500)	1,363
	________	________	________	________	________
	68,360	625,862	48,020	(43,747)	698,495
Shareholders' equity (deficit)	(80,436)	247,477	96,939	(344,416)	(80,436)
	________	________	________	________	________
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 110,928	$ 29,926	$ -	$ 140,854
Sales and other	-	32,994	14,890	(6,273)	41,611
	_______	________	________	________	_______
Total revenue	-	143,922	44,816	(6,273)	182,465
	_______	________	________	________	_______
Rental expenses	-	59,894	27,605	-	87,499
Cost of goods sold	-	12,820	5,099	(3,206)	14,713
	_______	________	________	________	_______
Gross profit	-	71,208	12,112	(3,067)	80,253

Selling, general and administrative
expenses	-	40,366	4,123	-	44,489
	_______	________	________	________	_______
Operating earnings	-	30,842	7,989	(3,067)	35,764

Interest income	-	331	16	-	347
Interest expense	-	(8,050)	-	-	(8,050)
Foreign currency gain	-	2,022	346	-	2,368
	_______	________	________	________	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	25,145	8,351	(3,067)	30,429

Income taxes	-	10,312	2,248	(1,149)	11,411
	_______	________	________	________	________
Earnings before equity
in earnings of subsidiaries	-	14,833	6,103	(1,918)	19,018
Equity in earnings of subsidiaries	19,018	6,102	-	(25,120)	-
	_______	________	________	________	________
Net earnings	$ 19,018	$ 20,935	$ 6,103	$ (27,038)	$ 19,018
	____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 86,757	$ 20,838	$ -	$ 107,595
Sales and other	-	25,068	10,456	(6,011)	29,513
	______	______	______	______	______
Total revenue	-	111,825	31,294	(6,011)	137,108
	______	______	______	______	______
Rental expenses	-	47,810	18,815	-	66,625
Cost of goods sold	-	11,736	3,950	(3,922)	11,764
	______	______	______	______	______
Gross profit	-	52,279	8,529	(2,089)	58,719

Selling, general and administrative
expenses	-	29,584	2,987	-	32,571
	______	______	______	______	______
Operating earnings	-	22,695	5,542	(2,089)	26,148

Interest income	-	19	80	-	99
Interest expense	-	(10,384)	-	-	(10,384)
Foreign currency gain (loss)	-	3,024	(32)	-	2,992
	______	______	______	______	______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	15,354	5,590	(2,089)	18,855
Income taxes	-	6,075	1,988	(804)	7,259
	______	______	______	______	______

Earnings before equity in
earnings of subsidiaries	-	9,279	3,602	(1,285)	11,596
Equity in earnings of subsidiaries	11,596	3,602	-	(15,198)	-
	______	______	______	______	______
Net earnings	$ 11,596	$ 12,881	$ 3,602	$ (16,483)	$ 11,596
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 214,078	$ 56,218	$ -	$ 270,296
Sales and other	-	64,311	27,941	(13,499)	78,753
	________	________	________	________	________
Total revenue	-	278,389	84,159	(13,499)	349,049
	________	________	________	________	________
Rental expenses	-	114,151	52,308	-	166,459
Cost of goods sold	-	25,958	9,626	(7,226)	28,358
	________	________	________	________	________
Gross profit	-	138,280	22,225	(6,273)	154,232

Selling, general and administrative
expenses	-	76,621	8,774	-	85,395
	________	________	________	________	________
Operating earnings	-	61,659	13,451	(6,273)	68,837

Interest income	-	670	77	-	747
Interest expense	-	(16,228)	-	-	(16,228)
Foreign currency gain	-	3,544	612	-	4,156
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	49,645	14,140	(6,273)	57,512
Income taxes	-	20,106	3,813	(2,352)	21,567
	________	________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	29,539	10,327	(3,921)	35,945
Equity in earnings of subsidiaries	35,945	10,326	-	(46,271)	-
	________	________	________	________	________
Net earnings	$ 35,945	$ 39,865	$ 10,327	$ (50,192)	$ 35,945
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
REVENUE:

Rental and service	$ -	$ 169,507	$ 39,503	$ -	$ 209,010
Sales and other	-	46,687	19,738	(11,186)	55,239
	________	________	________	________	________
Total revenue	-	216,194	59,241	(11,186)	264,249
	________	________	________	________	________
Rental expenses	-	92,983	35,432	-	128,415
Cost of goods sold	-	21,399	7,034	(7,064)	21,369
	________	________	________	________	________
Gross profit	-	101,812	16,775	(4,122)	114,465

Selling, general and administrative
expenses	-	58,104	5,659	-	63,763
	________	________	________	________	________
Operating earnings	-	43,708	11,116	(4,122)	50,702

Interest income	-	21	88	-	109
Interest expense	-	(20,692)	-	-	(20,692)
Foreign currency gain (loss)	-	2,559	(111)	-	2,448
	________	________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	25,596	11,093	(4,122)	32,567
Income taxes	-	10,341	3,784	(1,587)	12,538
	________	________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	15,255	7,309	(2,535)	20,029
Equity in earnings of subsidiaries	20,029	7,309	-	(27,338)	-
	________	________	________	________	________
Net earnings	$ 20,029	$ 22,564	$ 7,309	$ (29,873)	$ 20,029
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 35,945	$ 39,865	$ 10,327	$ (50,192)	$ 35,945
Adjustments to reconcile net earnings to net
cash provided by operating activities	71,441	46,566	(3,122)	47,875	162,760
	________	________	________	________	________
Net cash provided by operating
activities	107,386	86,431	7,205	(2,317)	198,705
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(20,121)	(13,949)	(311)	(34,381)
Increase in inventory to be converted into
equipment for short-term rental	-	(1,300)	-	-	(1,300)
Dispositions of property, plant and
equipment	-	410	224	-	634
Businesses acquisitions, net of cash
acquired		(2,224)	-	-	(2,224)
Increase in other assets	-	(454)	29	-	(425)
	_______	_______	_______	_______	_______
Net cash used by investing
activities	-	(23,689)	(13,696)	(311)	(37,696)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(114,852)	(4)	-	(114,856)
Proceeds from the exercise of stock options	846	-	-	-	846
Proceeds from (repayments of)
intercompany investments and advances	(112,936)	95,816	15,485	1,635	-
Other	4,704	(3,215)	(993)	(496)	-
	_______	_______	_______	_______	_______
Net cash provided (used) by financing
activities	(107,386)	(22,251)	14,488	1,139	(114,010)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	1,489	1,489
	_______	_______	_______	_______	_______
Net increase in cash and
cash equivalents	-	40,491	7,997	-	48,488
Cash and cash equivalents,
beginning of period	-	41,185	13,300	-	54,485
	_______	_______	_______	_______	_______
Cash and cash equivalents, end
of period	$ -	$ 81,676	$ 21,297	$ -	$ 102,973
	_____	_____	_____	_____	_____

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
Business acquisitions, net of cash
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

FORWARD LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains forward-looking statements. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

      All of the forward-looking statements contained in this report are based on estimates and assumptions made by the management of Kinetic Concepts, Inc. ("KCI," "we," "our" or "us"). These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

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
          - our significant indebtedness;
          - our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;
          - loss of any significant suppliers, especially sole-source suppliers;
          - failure of new products and services to achieve market acceptance;
          - liability resulting from litigation; and
          - other factors discussed elsewhere in this document and in our filings with the S.E.C.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

General

      Kinetic Concepts, Inc. is a global medical device company with leadership positions in (1) advanced wound care and (2) therapeutic surfaces which treat and prevent complications resulting from patient immobility. We design, manufacture, market and service a wide range of proprietary products which can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings including acute care hospitals, extended care facilities and patients' homes both in the United States and abroad.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. rentals and sales, which accounted for approximately 60.6% of total revenue in the first six months of 2003, up from approximately 50.6% in the first six months of 2002. We expect V.A.C. growth and the percentage of total revenue from V.A.C. rentals and sales to continue to increase, as it has in each of the last three years. Driven by continued market penetration, increased awareness and the introduction of two new V.A.C. systems in 2002, revenue for V.A.C. products and related services increased 60.0% from $244.5 million for the twelve months ended June 30, 2002 to $391.3 million for the twelve months ended June 30, 2003. Both the U.S. and international business segments contributed to this growth.

      We have direct operations in the United States, Canada, Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, our USA and International divisions. In the United States, which accounted for 76% of our revenue for the twelve months ended June 30, 2003, we have a substantial presence in all care settings. In acute and extended care, which accounted for more than half of our revenue, we bill our customers directly. In home care, where our revenue comes predominantly from V.A.C. products, we provide products and services directly to patients and bill third party payers, including Medicare and private insurance. Home care revenue is growing faster than the acute or extended care settings. For the twelve month period ended June 30, 2003, worldwide V.A.C revenue from the combined acute and extended care settings grew approximately 63% and V.A.C. revenue from the home care setting grew approximately 56% as compared to the twelve month period ended June 30, 2002. The home care market accounted for approximately 44% of V.A.C. business and approximately 26% of our total revenue for the twelve month period ended June 30, 2003. V.A.C. systems used in the home are reimbursed by both government insurance (Medicare and Medicaid) and private insurance and managed care organization payers.

      Internationally, substantially all of our revenue is generated from the acute care setting. A small amount of international V.A.C. revenue comes from home care. We expect this percentage to increase to the extent that we gain home care reimbursement for V.A.C. therapy.

      Our international operations are subject to foreign currency fluctuations. As a result, we establish and evaluate our business using a constant exchange rate by country. By using a constant exchange rate for comparing our current year activity with prior periods, we effectively eliminate from our operations the variances arising from foreign currency fluctuations. We refer to this internal analysis as revenue and expenses, on a constant exchange basis, throughout this report.

Results of Operations

Second Quarter of 2003 Compared to Second Quarter of 2002

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the second quarter of the prior year (dollars in thousands):

	Three Months Ended June 30,
	Revenue Relationship		Variance
	2003	2002	Dollars	Percent
Revenue:
Rental and service	77%	78%	$ 33,259	30.9%
Sales and other	23	22	12,098	41.0
	____	____	_______
Total revenue	100	100	45,357	33.1

Rental expenses	48	49	20,874	31.3
Cost of goods sold	8	8	2,949	25.1
	____	____	_______
Gross profit	44	43	21,534	36.7
Selling, general and administrative
expenses	24	24	11,918	36.6
	____	____	_______
Operating earnings	20	19	9,616	36.8

Interest income	-	-	248	nm
Interest expense	(4)	(8)	2,334	22.5
Foreign currency gain (loss)	1	2	(624)	(20.9)
	____	____	_______
Earnings before income taxes	17	13	11,574	61.4

Income taxes	7	5	4,152	57.2
	____	____	_______
Net earnings	10%	8%	$ 7,422	64.0%
	___	___	_____

Total Revenue:   Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

Three months ended June 30,
			Variance
	2003	2002	Dollars	Percent
USA
V.A.C.
Rental	$ 74,555	$ 49,572	$ 24,983	50.4%
Sales	19,855	11,709	8,146	69.6
	_______	_______	_______
Total V.A.C.	94,410	61,281	33,129	54.1

Therapeutic surfaces/other
Rental	36,373	37,358	(985)	(2.6)
Sales	6,848	7,383	(535)	(7.2)
	_______	_______	_______
Total therapeutic surfaces/other	43,221	44,741	(1,520)	(3.4)

Total USA rental	110,928	86,930	23,998	27.6
Total USA sales	26,703	19,092	7,611	39.9
	_______	_______	_______
Subtotal - USA	$ 137,631	$ 106,022	$ 31,609	29.8%
	_______	_______	_______
International
V.A.C.
Rental	$ 9,842	$ 4,618	$ 5,224	113.1%
Sales	9,181	5,336	3,845	72.1
	_______	_______	_______
Total V.A.C.	19,023	9,954	9,069	91.1

Therapeutic surfaces/other
Rental	20,084	16,047	4,037	25.2
Sales	5,727	5,085	642	12.6
	_______	_______	_______
Total therapeutic surfaces/other	25,811	21,132	4,679	22.1

Total International rental	29,926	20,665	9,261	44.8
Total International sales	14,908	10,421	4,487	43.1
	_______	_______	_______
Subtotal - International	$ 44,834	$ 31,086	$ 13,748	44.2%
	_______	_______	_______
Total revenue	$ 182,465	$ 137,108	$ 45,357	33.1%
	______	______	______

      Total revenue in the second quarter of 2003 increased $45.4 million, or 33.1%, from the prior-year period due primarily to increased demand for V.A.C. systems and related disposables. Rental revenue increased $33.3 million, or 30.9%, from the second quarter of 2002 while sales revenue increased $12.1 million, or 41.0%, compared to the prior-year period. Revenue growth in the second quarter of 2003 was driven by the launch of two new V.A.C. systems during 2002 along with enhanced V.A.C. sales and marketing efforts, which increased customer awareness of the benefits of V.A.C. therapy.

      Total domestic revenue for the second quarter of 2003 increased $31.6 million, or 29.8%, from the prior-year quarter due to increased usage of V.A.C. systems and related disposables. Domestic rental revenue in the second quarter of 2003 increased $24.0 million, or 27.6%, from the prior-year period and domestic sales revenue in the second quarter of 2003 increased $7.6 million, or 39.9%, from a year ago. The increases in domestic rental and sales revenue are due primarily to increased V.A.C. systems rentals resulting in increased demand for associated disposables, partially offset by a

24.4% decrease in sales of vascular products and a 13.7% decrease in rentals in the extended care market. For the second quarter of 2003, average V.A.C. units out on rent increased 13.2% as compared to the first quarter of 2003 and increased 50.0% from the second quarter of 2002. Average rental price for the second quarter of 2003 was comparable with the first quarter of 2003 and also with the second quarter of 2002.

      Domestic V.A.C. revenue increased in the second quarter of 2003 by $33.1 million, or 54.1%, from the prior-year quarter due to an increase of both rental and sales revenue. V.A.C. rentals increased $25.0 million, or 50.4%, from the prior-year quarter. The increased rental revenue resulted from an increase in average units on rent per month of 50.0% for the the second quarter 2003 as compared to the second quarter 2002. Some managed care organizations pay an all-inclusive daily rate which covers the rental of V.A.C. systems and all needed disposables. All revenue associated with all-inclusive pricing is included in rental revenue. We are beginning to experience a shift away from all-inclusive pricing in the home care setting with third party payers. As we contract with these third party payers, our contracts are providing separate pricing for rental and disposable sale products versus the all-inclusive pricing previously used. Therefore, we have experienced, and expect to continue experiencing, a shift in revenue between the rental classification and the sales classification. V.A.C. sales increased in the second quarter of 2003 by $8.1 million, or 69.6%, from the prior-year quarter due to the shift in pricing methodology discussed above along with increased demand for V.A.C. disposables associated with increased V.A.C systems rentals. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

      Domestic therapeutic surfaces/other revenue of $43.2 million for the second quarter of 2003 decreased $1.5 million, or 3.4%, from the prior-year quarter. Rental revenue from therapeutic surfaces/other declined approximately $1.0 million, or 2.6%, compared to the prior-year quarter as higher blended unit pricing of 3.1% in the acute, extended and home care markets was offset by a 7.7% lower unit volume in the combined extended and home care markets. Sales of vascular devices and dressings were down approximately $590,000, or 22.4%. The following table sets forth, for the periods indicated, the amount of revenue derived from each of our domestic care settings (dollars in thousands):
	Three months ended June 30,
			Variance
Domestic therapeutic surfaces	2003	2002	Dollars	Percent
/other revenue

Acute/extended	$ 38,698	$ 39,773	$ (1,075)	(2.7)%
Home	2,563	2,456	107	4.4
Vascular-compression therapy	1,960	2,512	(552)	(22.0)
	_____	_____	___
Total	$ 43,221	$ 44,741	$ (1,520)	(3.4)%
	____	____	___

      The majority of our therapeutic surface business is generated in the hospital, or acute care, setting. Average acute care rental therapeutic surface units on rent per month remained essentially unchanged compared to the prior-year period, while average pricing increased slightly due primarily to product mix changes. Our acute care revenue is fueled by growth in our bariatric line. Extended care rental units decreased 17.3% due to lower overall Medicare Part A reimbursement in nursing homes and continued local and regional competition. Home care therapeutic surface revenue increased 4.4% from the prior-year comparable period due to a change in our revenue mix. We experienced increased sales of lower-therapy wound care therapeutic surface units, which, in turn, decreased the rental of therapeutic surfaces in the home care setting. Overall, the average number of domestic therapeutic surface rental units per month for the second quarter of 2003 declined 5.7% as compared to the prior period, but this decline was offset by a 3.1% price increase resulting from changes in our product mix.

      Revenue from our international operating unit for the second quarter of 2003, including the favorable effects of foreign currency exchange rate fluctuations, increased $13.7 million, or 44.2%, over the prior-year period. The majority of our international revenue is generated in the acute care setting. International rental revenue increased $9.3 million, or 44.8%, from the prior-year period and sales revenue was up $4.5 million, or 43.1%, compared to the prior-year quarter. Favorable foreign currency exchange movements accounted for $6.6 million of the total international revenue increase when compared to the prior-year quarter. On a constant exchange basis, total international revenue increased $7.2 million, or 21.9%, from the prior-year period, rental revenue increased $4.8 million, or 22.2%, and sales revenue increased $2.3 million, or 21.4%. The rental revenue increase reflects a 57.5% increase in V.A.C. systems out on rent along with a 3.1% increase in therapeutic surface rental units in use, primarily in overlays. We also experienced improved rental pricing for our V.A.C. systems and therapeutic surfaces for the three months ended June 30, 2003 as compared to the same period of the prior year. The international sales increase was due to increased demand for V.A.C. systems and related disposables.

Rental Expenses:  Rental, or "field," expenses of $87.5 million for the second quarter of 2003 increased $20.9 million, or 31.3%, from $66.6 million in the prior-year period. The field expense increase was due primarily to increased labor, incentive compensation, parts, and product licensing expenses directly associated with the growth in V.A.C. therapy revenue. Of the $20.9 million variance in rental expenses for the second quarter of 2003, approximately $4.4 million resulted from foreign currency exchange movements. Field expenses for the second quarter of 2003 represented 62.1% of total rental revenue compared to 61.9% in the prior-year quarter.

Cost of Goods Sold:  Cost of goods sold of $14.7 million in the second quarter of 2003 increased $2.9 million, or 25.1%, from $11.8 million in the prior-year period due to increased sales of V.A.C. disposables. Sales margins increased to 64.6% in the second quarter of 2003 as compared to 60.1% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from favorable pricing in our global supply contract for V.A.C. disposables entered into in December 2002.

Gross Profit:  Gross profit in the second quarter of 2003 increased approximately $21.5 million, or 36.7%, to $80.3 million from $58.7 million in the prior-year comparable quarter due primarily to the quarter-to-quarter increase in revenue resulting from increased demand for V.A.C. systems and related disposables. Gross profit margin in the second quarter of 2003 was 44.0%, up from 42.8% in the prior-year quarter due primarily to the increase in revenue discussed above.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $11.9 million, or 36.6%, to $44.5 million in the second quarter of 2003 from $32.6 million in the prior-year quarter. This increase was due primarily to an increase in variable costs associated with increased revenue from V.A.C. systems along with increases in insurance costs of $2.0 million and professional fees of $1.6 million. As a percentage of total revenue, selling, general and administrative expenses increased to 24.4% in the second quarter of 2003 as compared to 23.8% in the prior-year quarter.

Operating Earnings:  Operating earnings for the second quarter of 2003 increased $9.6 million, or 36.8%, to $35.8 million compared to the same period in 2002. The increase in operating earnings was directly attributable to the increase in revenue for the period, partially offset by higher operating costs and expenses. Operating margins for the second quarter of 2003, were 19.6%, up from 19.1% in the prior-year quarter, due to the increase in revenue without a corresponding increase in costs and expenses.

Non-GAAP Measure:  We find earnings before interest expense, taxes and depreciation and amortization, or EBITDA, to be useful for measuring our ability to service our debt and our ability to generate cash for other purposes. EBITDA is a non-GAAP measure and should not be considered in isolation from, and is not intended to represent an alternative measure of, operating or net earnings or cash flow or any other measure of performance determined in accordance with GAAP. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies. The following table presents a reconciliation of EBITDA to net earnings, which we believe is the most directly comparable financial measure in accordance with accounting principles generally accepted in the United States ("GAAP") for the quarters ended June 30, 2003 and 2002 (dollars in thousands):

	Three months ended
	June 30,
	2003	2002

Net earnings	$ 19,018	$ 11,596

Interest expense	8,050	10,384

Depreciation and amortization (1)	10,747	8,072

Income taxes	11,411	7,259
	______	______
EBITDA	$ 49,226	$ 37,311
	_____	_____

      (1) Excludes amortization of loan issuance costs, which is included in interest expense.

EBITDA for the second quarter of 2003 increased $11.9 million, or 31.9%, from the prior-year period due substantially to the change in operating earnings discussed above.

Interest Expense:  Interest expense in the second quarter of 2003 was $8.1 million compared to $10.4 million in the prior-year quarter. The interest expense decrease was due primarily to the partial paydown on our existing credit facility resulting from the $175 million litigation settlement payment received in January 2003. (See Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings of $19.0 million for the second quarter of 2003 increased $7.4 million, or 64.0%, from the prior-year period due to the increase in operating earnings discussed above. Effective tax rates for the second quarter of 2003 and 2002 were 37.5% and 38.5%, respectively.

Results of Operations

First Six Months of 2003 Compared to First Six Months of 2002

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first six months of the prior year (dollars in thousands):

	Six Months Ended June 30,
	Revenue Relationship		Variance
	2003	2002	Dollars	Percent
Revenue:
Rental and service	77%	79%	$ 61,286	29.3%
Sales and other	23	21	23,514	42.6
	_______	_______	_______
Total revenue	100	100	84,800	32.1

Rental expenses	48	49	38,044	29.6
Cost of goods sold	8	8	6,989	32.7
	_______	_______	_______
Gross profit	44	43	39,767	34.7
Selling, general and administrative
expenses	24	24	21,632	33.9
	_______	_______	_______
Operating earnings	20	19	18,135	35.8

Interest income	-	-	638	nm
Interest expense	(5)	(8)	4,464	21.6
Foreign currency gain (loss)	1	1	1,708	69.8
	_______	_______	_______
Earnings before income taxes	16	12	24,945	76.6

Income taxes	6	4	9,029	72.0
	_______	_______	_______
Net earnings	10%	8%	$ 15,916	79.5%
	____	____	____

Total Revenue:   Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Six months ended June 30,
			Variance
	2003	2002	Dollars	Percent
USA
V.A.C.
Rental	$ 139,843	$ 94,209	$ 45,634	48.4%
Sales	36,947	21,702	15,245	70.2
	_______	_______	_______
Total V.A.C.	176,790	115,911	60,879	52.5

Therapeutic surfaces/other
Rental	74,235	75,618	(1,383)	(1.8)
Sales	13,815	13,848	(33)	(0.2)
	_______	_______	_______
Total therapeutic surfaces/other	88,050	89,466	(1,416)	(1.6)

Total USA rental	214,078	169,827	44,251	26.1
Total USA sales	50,762	35,550	15,212	42.8
	_______	_______	_______
Subtotal - USA	$ 264,840	$ 205,377	$ 59,463	29.0%
	_______	_______	_______
International
V.A.C.
Rental	$ 17,660	$ 8,207	$ 9,453	115.2%
Sales	17,187	9,611	7,576	78.8
	_______	_______	_______
Total V.A.C.	34,847	17,818	17,029	95.6

Therapeutic surfaces/other
Rental	38,558	30,976	7,582	24.5
Sales	10,804	10,078	726	7.2
	_______	_______	_______
Total therapeutic surfaces/other	49,362	41,054	8,308	20.2

Total International rental	56,218	39,183	17,035	43.5
Total International sales	27,991	19,689	8,302	42.2
	_______	_______	_______
Subtotal - International	$ 84,209	$ 58,872	$ 25,337	43.0%
	_______	_______	_______
Total revenue	$ 349,049	$ 264,249	$ 84,800	32.1%
	______	______	______

      Total revenue in the first six months of 2003 increased $84.8 million, or 32.1%, from the prior-year period due primarily to increased demand for V.A.C. systems and related disposables. Rental revenue increased $61.3 million, or 29.3%, from the first six months of 2002 while sales revenue increased $23.5 million, or 42.6%, compared to the prior-year period. Revenue growth in the first six months of 2003 was driven by the launch of two new V.A.C. systems during 2002 along with enhanced V.A.C. sales and marketing efforts, which increased customer awareness of the benefits of V.A.C. therapy.

      Total domestic revenue for the first six months of 2003 increased $59.5 million, or 29.0%, from the prior-year period due to increased usage of V.A.C. systems and related disposables. Domestic rental revenue in the first six months of 2003 increased $44.3 million, or 26.1%, from the prior-year comparable period and domestic sales revenue in the first six months of 2003 increased $15.2 million, or 42.8%, from the prior-year period. The increase in total domestic revenue is due primarily to increased V.A.C. systems rentals resulting in increased demand for associated disposables, partially offset by a 27.2% decrease in sales of vascular products and a 11.3% decrease in rentals in the extended care market. V.A.C. units out on rent declined slightly in January 2003 due to a significant realignment of our domestic sales force. Since that time, demand for V.A.C. systems has increased steadily. For the six month period ended June 30, 2003, average V.A.C. units out on rent increased 50.9% as compared to the same period a year ago.

      Domestic V.A.C. revenue increased in the first six months of 2003 by $60.9 million, or 52.5%, from the prior-year period due to an increase of both rental and sales revenue. V.A.C. rentals increased $45.6 million, or 48.4%, from the prior-year period. The increased rental revenue resulted from an increase in average units on rent per month of 50.9% for the six-month period which was offset by a 1.6% decline in average rental price. Some managed care organizations pay an all-inclusive daily rate which covers the rental of V.A.C. systems and all needed disposables. All revenue associated with all-inclusive pricing is included in rental revenue. We are beginning to experience a shift away from all-inclusive pricing in the home care setting with third party payers. As we contract with these third party payers, our contracts are providing separate pricing for rental and disposable sale products versus the all-inclusive pricing previously used. Therefore, we have experienced, and expect to continue experiencing, a shift in revenue between the rental classification and the sales classification. V.A.C. sales increased $15.2 million, or 70.2%, from the prior-year period due to the shift in pricing methodology discussed above along with increased demand for V.A.C. disposables associated with increased V.A.C. systems rentals. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

      Domestic therapeutic surfaces/other revenue of $88.1 million for the six month period ended June 30, 2003 decreased $1.4 million, or 1.6%, from the prior-year period, primarily due to a $1.3 million, or 25.5%, decrease in total vascular-compression therapy revenue. The following table sets forth, for the periods indicated, the amount of revenue derived from each of our domestic care settings (dollars in thousands):
	Six months ended June 30,
			Variance
Domestic therapeutic surfaces	2003	2002	Dollars	Percent
/other revenue

Acute/extended	$ 79,186	$ 79,539	$ (353)	(0.4) %
Home	5,014	4,759	255	5.4
Vascular-compression therapy	3,850	5,168	(1,318)	(25.5)
	_____	_____	___
Total	$ 88,050	$ 89,466	$ (1,416)	(1.6) %
	____	____	___

      The majority of our therapeutic surfaces/other business is generated in the hospital, or acute care, setting. Average acute care rental therapeutic surface units on rent per month remained essentially unchanged compared to the prior-year period, while average pricing increased 1.1% due primarily to product mix changes. Our acute care revenue is fueled by growth in our bariatric line. Extended care rental units decreased 18.0% due to lower overall Medicare Part A reimbursement in nursing homes and continued local and regional competition. Home care therapeutic surface revenue increased 5.4% from the prior-year comparable period due to a change in our revenue mix. We experienced increased sales of lower-therapy wound care therapeutic surface units, which, in turn, decreased the rental of therapeutic surfaces in the home care setting. Overall, the average number of domestic therapeutic surface rental units per month for the first six months of 2003 declined 5.7% as compared to the prior-year period, but this decline was offset by a 4.1% price increase resulting from changes in our product mix.

      Revenue from our international operating unit for the first six months of 2003, including the favorable effects of foreign currency exchange rate fluctuations, increased $25.3 million, or 43.0%, over the comparable period in 2002. The majority of our international revenue is generated in the acute care setting. International rental revenue increased $17.0 million, or 43.5%, from the prior-

year period and sales revenue was up $8.3 million, or 42.2%, compared to the prior year. Favorable foreign currency exchange movements accounted for $11.6 million of the total international revenue increase when compared to the prior year period. On a constant exchange basis, total international revenue increased $13.8 million, or 21.8%, from the prior-year period, rental revenue increased $9.2 million, or 21.9%, and sales revenue increased $4.6 million, or 21.7%. The rental revenue increase reflects a 58.8% increase in V.A.C. systems out on rent along with a 5.2% increase in therapeutic surface rental units in use, primarily in overlays. We also experienced improved rental pricing for our V.A.C. systems and our therapeutic surfaces for the six months ended June 30, 2003 as compared to the same period in the prior year. The international sales increase was due to increased demand for V.A.C. systems and related disposables.

Rental Expenses:  Rental, or "field," expenses of $166.5 million for the six-month period increased $38.0 million, or 29.6%, from $128.4 million in the prior-year period. The field expense increase was due primarily to increased labor, incentive compensation, parts, and product licensing expenses directly associated with the growth in V.A.C. therapy revenue. Of the $38.0 million variance in rental expenses for the six months ended June 30, 2003, approximately $7.9 million resulted from favorable foreign currency exchange movements. Field expenses for the first half of 2003 represented 61.6% of total rental revenue compared to 61.4% in the first half of 2002.

Cost of Goods Sold:  Cost of goods sold of $28.4 million in the first six months of 2003 increased $7.0 million, or 32.7%, from $21.4 million in the prior year due to increased sales of V.A.C. disposables and higher excess and obsolescence inventory reserve provisions related to therapeutic surface products with low demand. Sales margins increased to 64.0% in the first six months of 2003 as compared to 61.3% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from favorable pricing in our global supply contract for V.A.C. disposables entered into in December 2002.

Gross Profit:  Gross profit in the first six months of 2003 increased approximately $39.8 million, or 34.7%, to $154.2 million from $114.5 million in the prior year due primarily to the year-to-year increase in revenue resulting from increased demand for V.A.C. systems and related disposables. Gross profit margin in the first six months of 2003 was 44.2%, up slightly from 43.3% in the prior year due primarily to the increase in revenue discussed above.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $21.6 million, or 33.9%, to $85.4 million in the first six months of 2003 from $63.8 million in the prior-year period. This increase was due primarily to an increase in variable costs associated with increased revenue from V.A.C. systems along with increases in insurance costs of $2.0 million and professional fees of $2.6 million. As a percentage of total revenue, selling, general and administrative expenses increased slightly to 24.5% in the first six months of 2003 as compared to 24.1% in the first six months of 2002.

Operating Earnings:  Operating earnings for the first six months of 2003 increased $18.1 million, or 35.8%, to $68.8 million compared to $50.7 million in the prior-year period. The increase in operating earnings was directly attributable to the increase in revenue, partially offset by higher operating costs and expenses. Operating margins for the first six months of 2003, were 19.7%, up from 19.2% in the prior year period, due to the increase in revenue without a corresponding increase in costs and expenses.

Non-GAAP Measure:  We find earnings before interest expense, taxes and depreciation and amortization, or EBITDA, to be useful for measuring our ability to service our debt and our ability to generate cash for other purposes. EBITDA is a non-GAAP measure and should not be considered in isolation from, and is not intended to represent an alternative measure of, operating or net earnings or cash flow or any other measure of performance determined in accordance with GAAP. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies. The following table presents a reconciliation of EBITDA to net earnings, which we believe is the most directly comparable financial measure in accordance with GAAP for the six months ended June 30, 2003 and 2002 (dollars in thousands):

	Six months ended
	June 30,
	2003	2002

Net earnings	$ 35,945	$ 20,029

Interest expense	16,228	20,692

Depreciation and amortization (1)	20,833	16,505

Income taxes	21,567	12,538
	______	______
EBITDA	$ 94,573	$ 69,764
	_____	_____

      (1) Excludes amortization of loan issuance costs, which is included in interest expense.

EBITDA for the first six months of 2003 increased $24.8 million, or 35.6%, from the prior-year period due substantially to the change in operating earnings discussed above.

Interest Expense:  Interest expense in the first six months of 2003 was $16.2 million compared to $20.7 million in the prior year. The interest expense decrease was due primarily to the partial paydown on our existing credit facility resulting from the $175 million litigation settlement payment received in January 2003. (See Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings of $35.9 million for the first six months of 2003 increased $15.9 million, or 79.5%, from the prior-year period due to the increase in operating earnings discussed above. Effective tax rates for the first six months of 2003 and 2002 were 37.5% and 38.5%, respectively.

Liquidity and Capital Resources

General

      We require capital principally for capital expenditures, systems infrastructure, debt service and working capital, including the need for workspace for our expanding workforce. Our capital expenditures consist primarily of manufactured rental assets and computer hardware and software. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

      During the next twelve months, we expect our principal sources of capital to be cash on hand, (1) cash flows from operating activities and (2) availability under the revolving credit facility. Based upon the current level of operations, we believe that these sources of capital will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures.

      On July 11, 2003, we announced our intent to refinance our existing senior credit facility and our Senior Subordinated Notes Due 2007. This recapitalization would reduce near-term amortization requirements and provide additional liquidity. We cannot give any assurance that we will be successful in raising additional capital. (See Note 11 of Notes to Condensed Consolidated Financial Statements and Part II, Item 5. Other Information-Recent Developments.)

      During the first six months of 2003, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, financing activities and investing activities for the six month periods ended June 30, 2003 and 2002 (dollars in thousands):

	Six months ended
	June 30,
	2003	2002

Net cash provided by operating activities	$ 198,705 (1)	$ 23,927

Net cash used by investing activities	(37,696)	(32,369)

Net cash provided (used) by financing activities	(114,010) (2)	17,096
	______	______
Total	$ 46,999	$ 8,654
	_____	_____

      (1) Includes receipt of $130 million, net of taxes paid, related to antitrust lawsuit settlement.

      (2) Includes paydown of $107 million of indebtedness on the senior credit facility utilizing funds received related to antitrust lawsuit settlement.

      At June 30, 2003, cash and cash equivalents of $103.0 million were available for general corporate purposes. Availability under the revolving portion of our existing senior credit facility was $39.1 million. We are committed to purchase approximately $16.9 million of inventory associated with new products over the next twelve months as of June 30, 2003. We did not have any other material purchase commitments as of June 30, 2003.

Working Capital

      At June 30, 2003, we had current assets of $308.2 million and current liabilities of $143.0 million resulting in a working capital surplus of $165.2 million, compared to a surplus of $243.9 million at December 31, 2002. The paydown of amounts outstanding under our existing senior credit facility with funds from the payment received pursuant to the Hillenbrand settlement accounted for a majority of this change. Operating cash flows for the first six months of 2003 were $198.7 million as compared to $23.9 million for the prior-year period. This increase in operating cash flows was due primarily to the Hillenbrand settlement, higher earnings for the period of $15.9 million and improved working capital management.

      During the remainder of 2003, we expect demand for V.A.C. systems and related disposables to continue to increase, which could have the effect of increasing accounts receivable due to extended payment cycles for third party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. For example, our revenue for the first six months of 2003 grew 32.1% over the prior-year period and our receivables have increased only 15.3% for the same period. If we were to have an increase in accounts receivable, we would expect to manage such an increase with available cash on hand and, if necessary, through increased borrowing under our credit arrangements, the refinancing of existing indebtedness or through the incurrence of additional indebtedness through new lending arrangements. We expect that cash on hand, cash flow from operations and additional borrowings under our credit agreements will be sufficient to meet our working capital needs.

Capital Expenditures

      During the first six months of 2003, we made net capital expenditures of $35.0 million compared to $27.6 million in the prior-year period. The period-to-period increase is primarily due to purchases of materials for V.A.C. systems and other high-demand rental products. As of June 30, 2003, we have commitments to purchase new product inventory of $16.9 million over the next twelve months. Other than commitments for new product inventory we have no material long-term purchase commitments. We expect future demand for V.A.C. systems to increase, which will require increased capital expenditures over time.

Debt Service

      In August of this year, we anticipate entering into a new senior credit facility consisting of a $480 million term loan and a $100 million revolving credit facility. We expect to borrow $480 million under the new term loan facility and to use the proceeds from this new credit facility as part of a recapitalization of KCI which is expected to result in the redemption of all of our 9 5/8% Senior Subordinated Notes Due 2007 and the repayment of outstanding indebtedness under our existing credit facility. (See "Part II, Item 5. Other Information-Recent Developments and the discussion of FASB Interpretation No. 46 in "--New Accounting Pronouncements.")

      As of June 30, 2003, scheduled principal payments under the existing senior credit facility for the remainder of the year were $12.8 million. Required principal payments for the years 2004 and 2005 are $58.2 million and $76.4 million, respectively. Based upon the current level of operations, we anticipate that cash on hand, cash flow from operations and the anticipated $75 million remaining to be paid under the antitrust litigation settlement will be adequate to meet our anticipated cash requirements for debt repayments, working capital and capital expenditures.

Existing Senior Credit Facility

      Our existing senior credit facility consists of five term loans and a revolving credit facility. The following table sets forth the amounts owing under each term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2003 (dollars in thousands):

			Amounts
	Effective		Available for
	Interest	Amounts	Additional
Senior Credit Facility	Rate (1)	Outstanding	Borrowing

Revolving credit facility, due 2003	-	$ -	$ 39,083 (2)
Tranche A term loan due 2003	3.67%	11,742	-
Tranche B term loan due 2004	4.63%	57,068	-
Tranche C term loan due 2005	4.96%	57,068	-
Tranche D term loan due 2006	4.80%	62,470	-
Tranche E term loan due 2005	4.96%	19,878	-
		_______	______
Total		$ 208,226	$ 39,083
		______	_____

      (1) Effective interest rates take into account existing interest rate hedging arrangements and fees related to letters of credit and unused commitments.

      (2) This amount reflects a reduction from $50.0 million to the extent of the principal amount of the outstanding letters of credit issued on our behalf. As of June 30, 2003 approximately
      $10.9 million in letters of credit had been issued.

      The term loans, other than Tranches D and E, are subject to quarterly amortization payments. The Tranche D term loan amortizes at 1% per year through December 31, 2005 with a final payment of $60.9 million (less any future prepayments made through that date) due March 31, 2006. The

Tranche E term loan amortizes at 1% per year with a final payment of $19.4 million (less any future prepayments made through that date) due December 31, 2005. We may borrow additional funds under the revolving credit facility at any time up to the borrowing limits thereunder. As of June 30, 2003, we had no revolving loans outstanding. However, we had outstanding five letters of credit in the aggregate amount of $10.9 million. The resulting availability under the revolving credit facility was $39.1 million at the end of the quarter.

      Our indebtedness under the existing senior credit facility is guaranteed by certain of our subsidiaries and is secured by a first priority security interest in (1) all of our tangible and intangible assets and those of our domestic subsidiaries (subject to certain customary exceptions), including, without limitation, intellectual property and real estate owned by us and our subsidiaries, and (2) substantially all shares of capital stock and intercompany debt of each of our present and future subsidiaries (limited in the case of certain foreign subsidiaries to 65% of the voting stock of such entity).

      Our existing senior credit agreement requires us to meet certain financial tests, including minimum levels of EBITDA (as defined in the credit agreement), minimum interest coverage, maximum leverage ratio and capital expenditures. The senior credit agreement also contains covenants which, among other things, limit our ability to:

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

      As of June 30, 2003, we were in compliance with all applicable covenants.

      Our existing senior credit agreement also contains customary events of default, including payment defaults, any breach of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, failures under ERISA plans, judgment defaults, any change in our company's control and failure of any guaranty, security document, security interest or subordination provision under the senior credit agreement. In addition, the senior credit agreement provides for mandatory repayments, subject to certain exceptions, of the term loans and the revolving credit facility based on certain net asset sales outside the ordinary course of our business and our subsidiaries' business, the net proceeds of certain debt and equity issuances and excess cash flows. We expect that the new senior credit facility, which we expect to enter into in August 2003, will have covenants and restrictions similar to those under the existing senior credit facility. (See "Part II, Item 5. Other Information-Recent Developments.")

Senior Subordinated Notes

      In 1997, we issued $200.0 million of 9 5/8% senior subordinated notes due 2007. The notes are unsecured obligations, ranking subordinate in right of payment to all of our senior debt and will mature on November 1, 2007. As of June 30, 2003, the entire $200.0 million of our notes were issued and outstanding. As part of the planned recapitalization, we expect to redeem all of the outstanding notes. (See "Part II, Item 5. Other Information-Recent Developments.")

      The notes are not entitled to the benefit of any mandatory sinking fund. They are redeemable, at our option, in whole at any time or in part from time to time, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

Year	Percentage
2002	104.813%
2003	103.208%
2004	101.604%
2005 and thereafter	100.000%

      Under the existing senior subordinated indenture agreement, we may at any time, or from time to time, acquire a portion of the notes through open-market purchases. In order to affect the foregoing redemption with the proceeds of any equity offering, we would make the redemption not more than 120 days after the consummation of any such equity offering.

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

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. As of June 30, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 86% of our variable rate debt. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of June 30, 2003, the fair values of the $80 million and $100 million swap agreements were negative and were adjusted to reflect a liability of approximately $300,000 and $1.6 million, respectively.

Long Term Commitments

      We are committed to making cash payments in the future on long term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The table below sets forth our contractual obligations and future liquidity demands as of June 30, 2003 (dollars in thousands):

	Payments Due
	Total	< 1 year	1-2 years	3-4 years	5+ years

Long term debt amortization	$ 408,676	$ 13,939	$ 194,737	$ 200,000	$ -

Capital lease payments	170	151	19	-	-

Operating lease payments (1)	75,901	16,805	25,323	17,423	16,350

Purchase commitments	16,931	16,931	-	-	-
	_______	______	_______	_______	______
Totals	$ 501,678	$ 47,826	$ 220,079	$ 217,423	$ 16,350
	______	_____	______	______	_____

      (1) There have been no material changes outside the ordinary course of business in long term commitments for operating lease payments from the information provided in KCI's Annual
      Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

      The SEC defines critical accounting policies as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. We are not aware of any reasonably possible events or circumstances that would result in different amounts being reported that would have a material effect on our results of operations or financial position. However, in preparing our financial statements in accordance with generally accepted accounting principles in the United States, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions include those described below. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101 when each of the following four criteria are met:

     1. A contract or sales arrangement exists.
     2. Products have been shipped and title has transferred or services have been rendered.
     3. The price of the products or services is fixed or determinable.
     4. Collectibility is reasonably assured.

      We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Reductions to rental revenue are recorded to provide for payment adjustments including (1) capitation agreements, (2) evaluation/free trial days, (3) credit memos, (4) rebates, (5) pricing adjustments (6) utilization adjustments, (7) cancellations and (8) payer adjustments. In addition, we establish reserves against revenue to allow for uncollectible items relating to (1) unbilled receivables over 60 days old and (2) patient co-payments, based on historical collection experience.

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

Goodwill and Other Intangible Assets

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill represented 7.5% and 12.5% of total assets at December 31, 2002 and December 31, 2001, respectively. Effective January 1, 2002, we applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead by tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

      Goodwill was tested for impairment during the first and fourth quarters of 2002 and will be tested for impairment at least annually, in the fourth quarter, using a two-step process. The first step is a comparison of an estimation of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments - USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement. We recorded no impairments to our reporting units as a result of the implementation of SFAS 142 during 2002.

      The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Inventory

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale products in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to

100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. We rely on historical information to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

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

Legal Proceedings and Other Loss Contingencies

      We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, "Accounting for Contingencies." If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," effective for fiscal years or interim periods beginning after June 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We adopted the provisions of FIN 46 for post January 31, 2003 variable interest entities during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations. We continue to evaluate the potential effects of the consolidation provisions of FIN 46 that will be adopted during the quarter ended September 30, 2003.

      Specifically, we are evaluating the beneficial ownership of two Grantor Trusts which we acquired in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash of $7.2 million and $7.6 million, respectively. The Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The DC-10 aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in event of a default is limited to the Trusts assets.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

      On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. (See Notes 1 and 11 of Notes to Condensed Consolidated Financial Statements.)

RISK FACTORS

Risk Related to our Business

We face significant competition, and if we are unable to compete effectively, we may lose market share or be required to reduce prices.

      The competition for our V.A.C. systems in wound healing and tissue repair is composed of wound-healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, advanced wound care dressings, skin substitutes, products containing growth factors and medical devices used for wound care. Our primary competitor in the therapeutic surface business is Hill-Rom Company, whose financial and other resources substantially exceed those available to us. In Europe, we also face competition from Huntleigh Healthcare and Pegasus Limited.

      Competitive conditions could intensify in our markets. Competitors may:
       -  develop or commercialize new technologies which are more effective than our products;
       -  introduce new competing products with greater safety or efficacy or at lower prices;
       -  secure exclusive arrangements with health care providers and GPOs;
       -  devote greater resources to marketing and promotional campaigns;
       -  secure regulatory clearances or approvals that surpass those of our products; or
       -  obtain services, products and materials from suppliers on more favorable terms.

If a product similar to the V.A.C. system is introduced into the market by a competitor and we are unable to use our patent rights to enjoin the sale of such a product, we could experience decreased demand or we could be required to reduce prices, either of which could materially harm our results of operations.

      Any of the foregoing could impair our ability to compete effectively, which could have a material adverse effect on our business, financial condition or results of operations.

We may incur substantial costs in protecting our intellectual property, and if we are unable to effectively protect it, our competitive position would be harmed.

      We place considerable importance on obtaining and maintaining patent protection for our products. We have numerous patents on our existing products and processes and we file applications as appropriate for patents covering new technologies as they are developed. However, we cannot be sure that the patents we own, or in which we have rights, will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We would incur substantial costs and diversion of management resources if existing disputes are not resolved amicably, or if we have to assert our patent rights against others. Any unfavorable outcome in intellectual property disputes or litigation could have a material adverse effect on our business. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so quickly.

      Further, our efforts to protect our intellectual property rights may be less effective in some countries where intellectual property rights are not as well protected as in the United States. Many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in foreign countries. If we fail to adequately protect our intellectual property rights in these countries, it could be easier for our competitors to sell competing products.

      We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. We cannot give assurance that such protections will prove adequate and that contractual agreements will not be breached, that we will have adequate remedies for any such breaches, or that our trade secrets will not otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We cannot provide assurance that our trademarks will not be used by unauthorized third parties, or that we wall be able to stop such unauthorized use if it occurs. We also have agreements with third parties that provide for licensing of patented or proprietary technologies. These agreements include royalty-bearing licenses. If we were to lose the rights to license these technologies or our costs to license these technologies were to materially increase, our business would suffer.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products.

      The markets in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in other high technology businesses, continually review other companies' products for possible conflicts with their own intellectual property rights. Determining whether a product infringes a third party's intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties alleging infringement of patent or other intellectual property rights relating to their products, and we have ongoing lawsuits in which third parties have accused us of infringing and misappropriating their intellectual property. Any contest regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We cannot provide assurance that we will prevail in any such contest. If we are unsuccessful, we may be subject to significant damages or injunctions against development and sale of our products, or may be required to enter into costly royalty or license agreements. We cannot be certain that any licenses required would be made available or that the terms of any proposed license would be acceptable.

If we are unable to develop new generations of products and enhancements to existing products, we may be unable to attract or retain customers.

      Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Our products are technologically complex and must keep pace with rapid and significant technological change, must comply with rapidly evolving industry standards and must compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part, which we may be unable to recover.

      Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:
       -  properly identify customer needs;
       -  solve the technical problems associated with product innovations designed to meet our customers needs;
       -  prove feasibility of new products;
       -  limit the time required from proof of feasibility to commercialization:
       -  predict and manage the timing, cost and results of regulatory approvals;
       -  accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;
       -  price our products competitively:
       -  manufacture and deliver our products in sufficient volumes on time;
       -  accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;
       -  manage customer demands for retrofits of both new and old products; and
       -  anticipate and compete successfully with competitors' efforts and intellectual property.

      As a result, we cannot be sure that we will be able to successfully develop, manufacture and commercialize new products or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenue from such products may not be sufficient to offset the significant costs associated with making such products available to customers.

We depend on revenue from sales and rentals of V.A.C. products.

      For the twelve-month period ended June 30, 2003, we derived 59.0% of our revenue from V.A.C. sales and rentals. We expect that revenue from V.A.C. products will continue to be the predominant source of our revenue for the foreseeable future. If revenue from V.A.C. sales and rentals does not grow as we anticipate, our results of operations and financial condition could suffer.

If we are unable to provide the significant education and training required for the health care market to accept our products, our business will suffer.

      In order to achieve market acceptance for our products, we are often required to educate health care professionals about the use of a new medical device, overcome objections to some of the effects of the device or its related treatment regimen and convince health care payers that the benefits of the device and its related treatment regimen outweigh its costs. For example, the complexity and dynamic nature of our products require education of health care professionals regarding the benefits and the required departures from customary practices. We have expended and will continue to expend significant resources on marketing and educational efforts to create general awareness of our products and to encourage acceptance and adoption of our products. The timing of our competitors' introduction of products and the market acceptance of their products may also make this educational process more difficult. We cannot be sure that any products we develop will gain any significant market acceptance and market share among physicians, patients and health care payers even if required regulatory approvals are obtained.

Health care reform could negatively impact demand for our products.

      There are widespread legislative efforts to control health care costs in the United States and abroad, which likely will continue in the future. In the past, these have included freezes in annual payment updates, cuts in payment reimbursement amounts, and efforts to competitively bid durable medical equipment. We cannot assess the likelihood of similar legislative efforts in the future or the impact the enactment of any resulting legislation could have on our business. However, such resulting legislation could have a material adverse effect on our results of operations and financial condition.

Changes to third party reimbursement policies could negatively impact the reimbursement we receive for our products.

      Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third patty payers, including Medicare, Medicaid and private insurance programs. We also act as a DME supplier and, as such, we furnish our products directly to customers and bill third party payers such as Medicare, Medicaid and private insurance. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products could be negatively impacted, which could have a material adverse affect on our financial condition and results of operations. In addition, in the event any public or private third party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursements. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, there can be no assurance on the outcome of future coverage or payment decisions for any of our products by governmental or private payers.

      The Medicare Part B coverage policy covering V.A.C. systems is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures, which can result in extended payment cycles. This has made billing home care payers more complex and time consuming than billing other payers. In 2003, the Centers for Medicare and Medicaid Services issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, there can be no assurance of the outcome of future coverage or payment decisions with respect to V.A.C. systems or any of our other products by governmental or private payers. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, a material adverse impact on our business, financial condition or results of operations could result.

Our results of operations are dependent on our ability to timely collect reimbursement payments.

      Our financial condition and results of operations have been and will continue to be affected by our ability to collect reimbursement payments from governmental and private payers for rentals and sales of our devices and services. As of June 30, 2003, we had $159.7 million of receivables outstanding, net of reserves of $32.3 million for doubtful accounts, and for the twelve month period ended June 30, 2003, our receivables were outstanding for an average of 79 days. We expect demand for V.A.C. systems and related disposables to continue to increase in the near future, which could have the effect of increasing accounts receivables due to extended payment cycles for third party payers. We have adopted a number of policies and procedures to improve our collections. However, these policies and procedures may not be effective. If we are unable to timely collect our reimbursement payments, our results would suffer.

We may be subject to claims audits which would harm our business and financial results.

      As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to government scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the Durable Medical Equipment Regional Carriers, or DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use involve audits of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. For example, we recently received the results of a routine review conducted by the DMERC for Region A. The review included a sample of 30 claims billed to Medicare for negative pressure wound therapy pumps and supplies between October 1, 2000, and December 31, 2001, from each of our top three billing locations in Region A. In their first review, the DMERC identified certain medical record documentation deficiencies. This resulted in an alleged overpayment of approximately $620,000. We have submitted additional documentation for each of the denied claims in rebuttal of these findings. If we are unsuccessful in reversing the denial, we would be obligated to reimburse the federal government for such payments (plus interest). We would then have opportunities to appeal the denial. As with this DMERC Region A claims audit, other DMERCs can periodically audit our patient claims records and, if alleged overpayments are identified, could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the DMERCs to be inadequately supported by the required documentation or for other reasons. Such actions could have a material adverse effect on our business and financial performance.

      In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation. Such actions could have a material adverse effect on our business and financial performance.

We depend upon a limited group of suppliers and, in some cases, sole-source suppliers.

      We obtain some of the components included in our products from a limited group of suppliers, and in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., or Avail, for V.A.C. disposables, effective October 2002 for our U.S.-related orders and mid-2003 for our international-related orders. This supply agreement has a three-year term with an automatic extension for an additional twelve months if neither party gives notice of termination. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. We believe that we may be able to obtain alternative sources for such components when necessary, although the need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs. Disruptions or loss of any of our limited or sole-source manufacturing for disposables, components or subassemblies, could adversely affect our business and financial results and could result in damage to customer relationships.

A high percentage of our sales are international, and economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.

      For the twelve-month period ending June 30, 2003, approximately 24% of our revenue, and approximately 16% of our operating earnings (excluding the Hillenbrand settlement), were derived from our international segment. We intend to continue to expand our presence in international markets. Accordingly, our future results could be harmed by a variety of factors, including:
       -  the difficulties in enforcing agreements and collecting receivables under many foreign countries'
             legal systems;
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

      Our future success depends to a significant extent on the continued service of members of our key executive, technical, sales, marketing and engineering staff. Our business has been growing rapidly and therefore depends on our ability to attract, expand, integrate, train and retain our management team, qualified engineering personnel and technical personnel. The loss of services of key employees could adversely affect our business. Competition for such personnel can be intense. We compete for key personnel with other medical equipment and technology companies, as well as universities and research institutions. Because the competition for qualified personnel is intense, costs related to compensation could increase if supply decreases or demand increases. If we are unable to hire, train or retain qualified personnel, we will not be able to maintain and expand our business.

If we are unable to manage rapid changes, our business may be harmed.

      We are currently experiencing significant growth in revenue, employees and number of product offerings. This growth has placed a significant strain on our management and our financial, operational, marketing and sales systems. Any failure by us to properly manage our growth could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan. We have also experienced reductions in revenue in the past that required us to rapidly reduce costs. If we fail to reduce staffing levels when necessary, our costs would be excessive and our business and operating results could be adversely affected.

We face significant costs in order to comply with laws and regulations governing the health care industry, and failure to comply with applicable regulations could limit our ability to promote and distribute our products and could subject us to civil or criminal penalties.

      Substantially all of our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted, which could have a material adverse effect on our business. In addition, new regulations such as the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, that regulate the way we do business will result in increased compliance costs. There can be no assurance that current or future regulatory initiatives, either domestically or internationally, will not have a material adverse effect on our business, financial condition or results of operations.

      In October, 2002, an PDA inspector noted several noncompliance conditions after an inspection of our principal manufacturing facility. Although we believe we have adequately responded to the inspector's observations, there can be no assurance that the PDA will not initiate an enforcement action based upon the observations.

      We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, privacy and security of individually identifiable health information, standardization of electronic data transactions and code sets, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations.

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

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. Although we have not experienced any material losses due to product liability claims and currently maintain umbrella liability insurance coverage, there can be no assurance that the amount or scope of the coverage maintained by us will be adequate to protect us in the event a significant product liability claim is successfully asserted against us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes from the information provided in KCI's Annual Report on Form 10-K for the year ended December 31, 2002 in regard to market risk.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of the end of the fiscal quarter covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date. During the fiscal quarter covered by this report, there have been no material changes in our disclosure controls and procedures or in other factors, which could significantly affect such controls and procedures.

Changes in Internal Control

      During the fiscal quarter covered by this report, there have been no significant changes in KCI's internal control (as such term is defined in rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) or in other factors which could significantly affect internal control.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There have been no material changes from the information provided in KCI's Annual Report on Form 10-K for the year ended December 31, 2002 in regard to legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      As permitted by the Texas Business Corporation Act and Article VII, Clause II of KCI's Amended and Restated Articles of Incorporation, the shareholders of KCI took action by written consent in lieu of a special meeting to elect new members to the board of directors and to re-elect existing members of the board until their respective successors are elected and qualified. The names of the directors so elected and re-elected are as follows:

1. Ronald W. Dollens	7. Dennert O. Ware
2. James T. Farrell	8. C. Thomas Smith
3. Robert Jaunich II	9. John P. Byrnes
4. James R. Leininger, M.D.	10. Harry R. Jacobson, M.D.
5. N. Colin Lind	11. David J. Simpson
6. Donald E. Steen

In addition, the shareholders further took action by written consent in lieu of a special meeting to amend the Bylaws of KCI to increase the maximum number of directors permitted to serve on the board of directors from ten to twelve. These actions took place through two written consents which became effective on May 28, 2003 and July 1, 2003, respectively. Mr. Simpson was elected to office with 66,730,525 votes cast for his election and no votes withheld. Each other director was elected to office with 66,792,935 votes cast for their election and no votes withheld. The amendment of the Bylaws was approved with 66,730,525 votes cast in favor of amending the Bylaws and no votes cast against.

ITEM 5.     OTHER INFORMATION

Recent Developments

      On July 11, 2003, we announced that we entered into a commitment letter with Morgan Stanley Senior Funding, Inc. and Credit Suisse First Boston for a new senior secured credit facility. The new facility would be composed of a $480 million term loan and a $100 million revolving credit facility. We expect to borrow $480 million under the new term loan facility and to use the proceeds from the new credit facility as part of a recapitalization of KCI, which is expected to result in the redemption of all of our outstanding 9 5/8% Senior Subordinated Notes Due 2007 and the repayment of outstanding indebtedness under our existing credit facility. The closing of the new credit facility is expected to occur in mid-August 2003, but is subject to a number of important conditions. There can be no assurance that these conditions will be satisfied or that the terms described above will not change.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

        A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restatement of Articles of Incorporation (filed as Exhibit 3.2 to our Registration Statement on Form S-1, as amended (Registration No. 33-21353), and incorporated herein by reference).
*3.2	Second Amended and Restated By-Laws of KCI
**10.1	2003 Non-Employee Directors Stock Plan
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer

*Exhibit filed herewith.
**Management compensatory plan or agreement. Exhibit filed herewith.

       (b)   Reports on Form 8-K

             1.   Current Report on Form 8-K dated May 13, 2003. Regulation FD disclosure including a press release detailing first quarter results for 2003.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 KINETIC CONCEPTS, INC
                                                                 (REGISTRANT)

                                                                 By:   /s/ DENNERT O. WARE

Date: July 22, 2003                                  ______________________________
                                                                 Dennert O. Ware
                                                                 President and Chief Executive Officer

                                                                 By:   /s/ MARTIN J. LANDON

Date: July 22, 2003                                  ______________________________
                                                                 Martin J. Landon
                                                                 Vice President and Chief Financial Officer (Acting)

Exhibit 31.1

CERTIFICATIONS

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Dennert O. Ware, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c)   Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

   a)   All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: July 22, 2003

                                                              ___/s/ Dennert O. Ware____________
                                                              Dennert O. Ware
                                                              President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Martin J. Landon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kinetic Concepts, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c)   Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors:

   a)   All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: July 22, 2003

                                                          __/s/ Martin J. Landon________
                                                          Martin J. Landon
                                                          Vice President and Chief Financial Officer (Acting)