Form 10-Q
period 2003-09-30
KINETIC CONCEPTS INC /TX/
filed 2003-11-13
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 001-09913

KINETIC CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.)

8023 Vantage Drive
San Antonio, Texas 78230
Telephone Number: (210) 524-9000
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___   No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes ___   No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock:   41,263,018 shares as of November 10, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets

                   Condensed Consolidated Statements of Operations

                   Condensed Consolidated Statements of Cash Flows

                   Notes to Condensed Consolidated Financial Statements

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS                     OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

CERTIFICATIONS

KINETIC CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2003	2002
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 41,128	$ 54,485
Accounts receivable, net	170,639	152,896
Accounts receivable - other	-	175,000
Inventories, net	31,026	37,934
Prepaid expenses and other current assets	16,428	9,760
	_______	_______
Total current assets	259,221	430,075
	_______	_______

Net property, plant and equipment	131,172	105,549
Loan issuance costs, less accumulated amortization
of $525 in 2003 and $11,949 in 2002	19,385	5,911
Goodwill	48,796	46,357
Other assets, less accumulated amortization of
$7,332 in 2003 and $6,840 in 2002	30,263	30,167
	_______	_______
	$ 488,837	$ 618,059
	_______	_______
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 13,843	$ 11,156
Accrued expenses	92,789	61,556
Current installments of long-term debt	4,950	30,550
Current installments of capital lease obligations	115	157
Derivative financial instruments	-	1,341
Income taxes payable	-	14,615
Current deferred income taxes	-	66,838
	_______	_______
Total current liabilities	111,697	186,213
	_______	_______

Long-term debt, net of current installments	679,300	491,300
Capital lease obligations, net of current installments	12	95
Derivative financial instruments	4,601	-
Deferred income taxes, net	8,234	9,501
Deferred gain, sale of headquarters facility	9,241	10,023
Other noncurrent liabilities	213	1,363
	_______	_______
	813,298	698,495

Preferred stock, issued and outstanding 264 in 2003	255,655	-

Shareholders' equity (deficit):
Common stock; issued and outstanding 41,166 in 2003 and 70,928 in 2002	41	71
Deferred compensation	(451)	-
Retained deficit	(580,240)	(76,216)
Accumulated other comprehensive income (loss)	534	(4,291)
	_______	_______
Shareholders' deficit	(580,116)	(80,436)
	_______	_______
	$ 488,837	$ 618,059
	_______	_______
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
Rental and service	$ 151,159	$ 116,051	$ 421,455	$ 325,061
Sales and other	46,883	34,836	126,467	90,714
	_______	_______	_______	_______
Total revenue	198,042	150,887	547,922	415,775
	_______	_______	_______	_______
Rental expenses	92,518	70,272	259,808	199,326
Cost of goods sold	18,052	15,263	46,410	36,632
	_______	_______	_______	_______
Gross profit	87,472	65,352	241,704	179,817

Selling, general and administrative expenses	48,701	38,954	134,096	102,717
Recapitalization expenses	69,955	-	69,955	-
	_______	_______	_______	_______
Operating earnings (loss)	(31,184)	26,398	37,653	77,100

Interest income	186	169	933	278
Interest expense	(25,334)	(10,185)	(41,562)	(30,877)
Foreign currency gain (loss)	1,527	(395)	5,683	2,053
	_______	_______	_______	_______
Earnings (loss) before income taxes (benefit)	(54,805)	15,987	2,707	48,554

Income taxes (benefit)	(20,552)	6,884	1,015	19,422
	_______	_______	_______	_______
Net earnings (loss)	$ (34,253)	$ 9,103	$ 1,692	$ 29,132
	_______	_______	_______	_______
Less: Preferred stock dividends	(3,427)	-	(3,427)	-
	_______	_______	_______	_______
Net earnings (loss) to common shareholders	$ (37,680)	$ 9,103	$ (1,735)	$ 29,132
	_______	_______	_______	_______
Basic earnings (loss) per common share	$ (0.74)	$ 0.13	$ (0.03)	$ 0.41
	_______	_______	_______	_______
Diluted earnings (loss) per common share	$ (0.74)	$ 0.12	$ (0.03)	$ 0.38
	_______	_______	_______	_______
Average common shares:
Basic (weighted average
outstanding shares)	51,139	70,928	64,398	70,927
	_______	_______	_______	_______
Diluted (weighted average
outstanding shares)	51,139	77,664	64,398	77,674
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended September 30,
	2003		2002
Cash flows from operating activities:
Net earnings	$ 1,692		$ 29,132
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32,228		24,176
Amortization	2,263		2,883
Provision for uncollectible accounts receivable	5,132		6,946
Amortization of deferred gain on sale of headquarters facility	(782)		(171)
Write-off of deferred loan issuance costs	5,233		-
Non-cash accrual of recapitalization expenses	8,907		-
Non-cash amortization of stock award to directors	92		-
Change in assets and liabilities net of effects from purchase of subsidiaries and recapitalization expenses
Increase in accounts receivable, net	(21,638)		(22,973)
Decrease in other accounts receivable	175,000		-
Decrease in inventories	7,397		1,351
Increase in prepaid expenses and other current assets	(6,662)		(7,972)
Increase in accounts payable	2,824		884
Increase in accrued expenses	22,910		8,475
Increase (decrease) in income taxes payable	(14,615)		3,510
Decrease in current deferred income taxes	(66,838)		-
Decrease (increase) in deferred income taxes, net	(126)		6,604
Net cash provided by operating activities	153,017		52,845
	_______		_______
Cash flows from investing activities:
Additions to property, plant and equipment	(56,649)		(43,842)
Decrease in inventory to be converted into equipment for short-term rental	800		2,400
Dispositions of property, plant and equipment	1,590		2,598
Proceeds from sale of headquarters facility	-		17,924
Business acquisitions, net of cash acquired	(2,224)		(3,596)
Increase in other assets	(351)		(842)
Net cash used by investing activities	(56,834)		(25,358)
	_______		_______
Cash flows from financing activities:
Proceeds from (repayment of) notes payable, long term, capital lease and other obligations	(116,100)		16,700
Proceeds from exercise of stock options	903		8
Recapitalization:
Payoff of long term debt and bonds	(408,226)		-
Proceeds from issuance of new debt and bonds	685,000		-
Proceeds from issuance of preferred stock, net	258,017		-
Purchase of common stock	(509,597)		-
Debt and preferred stock issuance costs	(20,729)		-
Net cash provided (used) by financing activities	(110,732)		16,708
	_______		_______
Effect of exchange rate changes on cash and cash equivalents	1,192		513
Net increase (decrease) in cash and cash equivalents	(13,357)		44,708
Cash and cash equivalents, beginning of period	54,485		199
Cash and cash equivalents, end of period	$ 41,128		$ 44,907
Cash paid during the nine months for:
Interest	$ 34,657	(1)	$ 24,508
Income taxes	$ 83,812	(2)	$ 12,603
(1) Includes $11.1 million of expenses related to the recapitalization, including $9.6 million related to redemption premium and approximately $1.5 million related to early redemption consent fees on our 9 5/8% Senior Subordinated Notes
(2) Includes $66.8 million of income taxes paid related to the Hillenbrand antitrust settlement.

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest annual report on Form 10-K. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2003 presentation, including, but not limited to, the reclassification of shipping and handling costs billed to customers from rental expense to other revenue.

(b)     Stock Options

      We use the intrinsic value method to account for our stock option plans. In the first nine months of 2003 and 2002, compensation costs of approximately $43.9 million and $567,000 respectively, net of estimated taxes, have been recognized in the financial statements related to our plans. Compensation costs for 2003 include $42.2 million of expenses, net of taxes, related to the recapitalization. If the compensation cost for our stock-based employee compensation plan had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings to common shareholders and earnings per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings per share information):

	Three months ended September 30		Nine months ended September 30,
	2003	2002	2003	2002

Net earnings (loss) to common shareholders
as reported	$ (37,680)	$ 9,103	$ (1,735)	$ 29,132
Pro forma net earnings:
Net earnings (loss) to common
shareholders as reported	$ (37,680)	$ 9,103	$ (1,735)	$ 29,132
Compensation charge under intrinsic method	42,209	243	43,855	567
Compensation expense under fair value method	(3,957)	(359)	(4,732)	(1,093)
	______	______	______	______
Pro forma net earnings	$ 572	$ 8,987	$ 37,388	$ 28,606
	______	______	______	______
Earnings (loss) per share as reported
Basic earnings (loss) per common share	$ (0.74)	$ 0.13	$ (0.03)	$ 0.41
Diluted earnings (loss) per common share	$ (0.74)	$ 0.12	$ (0.03)	$ 0.38

Pro forma earnings per share
Basic earnings per common share	$ 0.01	$ 0.13	$ 0.58	$ 0.40
Diluted earnings per common share	$ 0.01	$ 0.12	$ 0.51	$ 0.37

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future expense.

(c)     Self-Insurance

     We established the KCI employee benefit trust as a self-insurer for certain risks related to our U.S. employee health plan and certain other benefits. We retain various levels of loss related to certain of our benefits including all short-term disability claims and losses under our Texas Employee Injury Plan up to $500,000 per occurrence. Our health, group life and accidental death and dismemberment plan along with our long-term disability plan are all fully insured. We fund the benefit trust based on the value of expected future payments, including claims incurred but not reported. The liability for retained losses is determined actuarially. These liabilities are not discounted.

(d)     Other New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, or ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation is now effective for fiscal years or interim periods ending after December 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We adopted the provisions of FIN 46 for post-January 31, 2003 variable interest entities during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations. We continue to evaluate the potential effects of the consolidation provisions of FIN 46 that will be adopted during the fourth quarter of 2003.

      Specifically, we are evaluating the consolidation provisions of FIN 46 on our beneficial ownership of two Grantor Trusts, which we acquired in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash of $7.2 million and $7.6 million, respectively. At the date of acquisition, the Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in event of a default is limited to the Trusts assets.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after September 30, 2003, to have a material effect on our financial condition or results of operations.

      On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have applied the terms of SFAS 150 to the convertible preferred stock issued as a part of the recapitalization and determined that it should be classified as equity and will be reported in the mezzanine section of our balance sheet. All dividends paid or accrued on the preferred stock will be reported as dividends in the Condensed Consolidated Statements of Operations.

(e)     Other Significant Accounting Policies

      For further information, see Note 1 to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)     RECAPITALIZATION

      Issuance of 7 3/8% Senior Subordinated Notes. On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by most of our direct and indirect domestic subsidiaries. (See Note 5.)

      New Senior Credit Facility. Concurrently with the issuance and sale of the notes, we entered into a new senior credit facility. The senior credit facility consists of a $480.0 million seven-year term loan facility and an undrawn $100.0 million six-year revolving credit facility. Initially, we borrowed $480.0 million under the new term loan facility. We used $208.2 million of the proceeds from borrowings under the new credit facility to repay all amounts then outstanding under our previously existing senior credit facility. Borrowings under the new senior credit facility are secured by a first priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our foreign subsidiaries. (See Note 5.)

      Issuance of Preferred Stock. Concurrently with the issuance and sale of the notes, we also issued and sold $263.8 million of our Series A Convertible Participating Preferred Stock, par value $.001 per share. (See Note 6.)

      Redemption of 9 5/8% Senior Subordinated Notes. As of August 11, 2003, we had outstanding $200.0 million in 9 5/8% Senior Subordinated Notes due 2007. On that date, we notified holders of the notes that, pursuant to their terms, we would redeem all such outstanding notes for a purchase price of 104.813% of their principal amount plus accrued but unpaid interest to the date of redemption. The redemption was completed on August 14, 2003. In addition, we paid approximately $1.5 million in early redemption consent fees related to these notes. (See Note 5.)

      Share Repurchase. On August 11, 2003, we commenced a tender offer to purchase for cash up to $589.8 million of our common stock and vested stock options at a price equivalent to $17.00 per share of common stock. Upon closing, we purchased and retired 30.0 million shares of outstanding common stock for $17.00 per share. We also settled for cash 4.7 million vested stock options at a price equivalent to $17.00 per share of common stock. In the first quarter of 2004, we may offer to repurchase additional shares and vested stock options in an amount equal to the sum of the following:

     - the net after-tax proceeds of the $75.0 million Hillenbrand antitrust settlement that we expect to receive in
        January 2004;
     - the remaining tax benefits to KCI, not previously paid out, related to the recapitalization in an amount not to exceed $40.0 million; and

     - the cash received from the exercise of employee stock options as part of the share repurchase.

      The issuance and sale of the 7 3/8% Senior Subordinated Notes due 2013 and the preferred stock, the repayment of our old senior credit facility with proceeds from the new senior credit facility, the redemption of our 9 5/8% senior subordinated notes due 2007 and the share repurchase are referred to herein collectively as the "recapitalization."

      The following sets forth the sources and uses of funds in connection with the recapitalization (dollars in millions):

Amount
Source of Funds:
Gross proceeds from the sale of the 7 3/8% Senior Subordinated Notes Due 2013	$ 205.0
Borrowings under the new senior credit facility	480.0
Gross proceeds from the sale of convertible preferred stock	263.8
Proceeds from Hillenbrand antitrust settlement (net of taxes)	46.9
Tax benefits realized from transaction fees and expenses	32.3
Cash on hand	53.4
______
Total	$ 1,081.4
______
Use of Funds:
Redemption of 9 5/8% Senior Subordinated Notes Due 2007(1)	$ 211.1
Repayment of debt under the old senior credit facility	208.2
Share repurchase (2)	634.0
Transaction fees and expenses for the recapitalization	28.1
______
Total	$ 1,081.4
______

        (1) Includes early redemption premium of 4.813% of the aggregate principal amount pursuant to the terms of the 9 5/8%
               Senior Subordinated Notes due 2007, in addition to the payment of approximately $1.5 million in early redemption consent fees related to amending these notes.

        (2) Includes anticipated share repurchase discussed above

      Our September 30, 2003 three-month and nine-month results reflect the impact of the recapitalization including a charge to earnings of $86.3 million, before tax benefits related to the recapitalization of $32.3 million. The charge to earnings, pretax, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. Additionally, we wrote off debt issuance costs related to our old senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, pretax. The remaining expenses of approximately $2.5 million, pretax, were related to miscellaneous fees and expenses associated with the share repurchase. Both the premium paid on the redemption of our 9 5/8% Senior Subordinated Notes and the write-off of commitment fees on unused credit facilities were charged to interest expense. Financing costs of approximately $19.8 million have been deferred and will be amortized over the lives of the debt facilities. Direct and incremental costs related to the issuance of the preferred stock of approximately $950,000 have been deferred and will be amortized over 12 years unless the preferred stock is previously converted or redeemed. (See Note 6.)

(3)      ACCOUNTS RECEIVABLE COMPONENTS

      Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Trade accounts receivable:
Facilities / dealers	$ 108,790	$ 91,756

Third party payers:
Medicare / Medicaid	33,308	31,721
Managed care, insurance and other	60,648	53,229
	_______	_______
	202,746	176,706
Medicare V.A.C. receivables prior to
October 1, 2000	13,682	14,351
Employee and other receivables	1,993	2,410
	_______	_______
	218,421	193,467

Less: Allowance for doubtful accounts	(34,100)	(26,220)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(13,682)	(14,351)
	_______	_______
	$ 170,639	$ 152,896
	_______	_______

(4)      INVENTORY COMPONENTS

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Finished goods	$ 12,257	$ 16,411
Work in process	2,579	2,411
Raw materials, supplies and parts	29,314	31,825
	______	______
	44,150	50,647

Less: Amounts expected to be converted
into equipment for short-term rental	(10,300)	(11,100)
Reserve for excess and obsolete
inventory	(2,824)	(1,613)
	______	______
	$ 31,026	$ 37,934
	______	______

(5)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      Long-term obligations consist of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002
2003 Senior Credit Facility:
Term loan B due 2010	$ 478,800	$ -
Revolving credit facility due 2009	-	-

Previous Senior Credit Facility:
Term loans:
Tranche A due 2003	-	27,500
Tranche B due 2004	-	85,500
Tranche C due 2005	-	85,500
Tranche D due 2006	-	93,575
Tranche E due 2005	-	29,775
Revolving credit facility	-	-
	_______	_______
	478,800	321,850
7 3/8% Senior Subordinated Notes due 2013	205,000	-
9 5/8% Senior Subordinated Notes due 2007	-	200,000
Note Payable - MedClaims	450	-
	_______	_______
	684,250	521,850
Less current installments	(4,950)	(30,550)
	_______	_______
	$ 679,300	$ 491,300
	_______	_______

New Senior Credit Facility

      On August 11, 2003, we entered into a new senior credit facility consisting of a $480.0 million term loan facility due 2010 and an undrawn $100.0 million revolving credit facility.

      Loans. The senior credit facility consists of a $480.0 million term loan facility and an undrawn $100.0 million revolving credit facility. Up to $30.0 million of the revolving credit facility is available for letters of credit. At September 30, 2003, $478.8 million was outstanding under the term loan facility and we had no revolving loans outstanding. However, we had outstanding six letters of credit in the aggregate amount of $11.3 million. The resulting availability under the revolving credit facility was $88.7 million at September 30, 2003.

      Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Citibank, N.A.'s prime rate or 1/2 of 1% in excess of the federal funds rate) or the Eurodollar rate (the reserve-adjusted LIBOR rate), in each case plus an applicable margin. The applicable margin is equal to (a) with respect to the new revolving credit facility, 2.50% in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate and (b) with respect to the new term loan B facility, (1) at any time that the leverage ratio is greater than 3.00 to 1.00, 2.75% in the case of loans based on the Eurodollar rate and 1.75% in the case of loans based on the base rate and (2) 2.50 at any other time, in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate.

      We may choose base rate or Eurodollar pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurodollar borrowings. Interest on base rate borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months. Interest on all past due amounts will accrue at 2.00% over the applicable rate. The senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of the term loan under the senior credit facility. As of September 30, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 89.8% of our outstanding amounts under the term loan facility.

      Collateral. The senior credit facility is secured by a first priority lien and security interest in (a) substantially all shares of capital stock and intercompany debt of each of our present and future subsidiaries (limited in the case of certain foreign subsidiaries to 65% of the voting stock of such entity) (b) substantially all of our present and future real property (with a value in excess of $5 million individually) and assets and the present and future personal property and assets of our subsidiaries that will be guarantors under the senior credit facility and (c) all proceeds and products of the property and assets described in (a) and (b) above. The security interest is subject to certain exceptions and permitted liens.

      Guarantors. Our obligations under the senior credit facility are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation.

      Repayments. Amounts available under the new revolving credit facility are available for borrowing and reborrowing until maturity. No amounts repaid under the term loan B facility may be reborrowed.

      Maturity. The term loan facility matures on August 11, 2010. The revolving credit facility matures on August 11, 2009.

      Prepayments. We may prepay, in full or in part, borrowings under the senior credit facility without premium or penalty, subject to minimum prepayment amount and increment limitations. We are required to prepay borrowings under the senior credit facility from certain asset dispositions, debt issuances and equity issuances and beginning after fiscal year 2004 a percentage of excess cash flow, subject to customary exceptions.

      Covenants. The senior credit facility contains affirmative and negative convents customary for similar facilities and transactions. Set forth herein is a description of the material covenants, which include, but are not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, capital expenditures, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

      The senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

      - for any period of four consecutive quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the ratio of EBITDA, as defined, to consolidated cash interest expense, to be less than certain specified ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31,
         2003 to 5.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter;

      - as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, our leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter; or

      - for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to

          $240.0 million for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter.

      Events of Default. The 2003 senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative convenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control and defaults with respect to certain ERISA obligations.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semi-annually in cash on each May 15 and November 15, commencing on November 15, 2003, to the persons who are registered holders at the close of business on May 1 and November 1 immediately preceding the applicable interest payment date. Interest on the notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance of the notes. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed. The notes are not entitled to the benefit of any mandatory sinking fund.

      The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. The new notes are guaranteed by the following subsidiaries of KCI:

1.	KCI Holding Company, Inc	6.	KCI Real Properties Limited
2.	KCI Real Holdings, LLC	7.	KCI USA, Inc.
3.	KCI International, Inc.	8.	KCI USA Real Holdings, LLC
4.	KCI Licensing, Inc	9.	MedClaim, Inc.
5.	KCI Properties Limited

The following entities were formerly guarantors of the recently redeemed 9 5/8% Senior Subordinated Notes due 2007, but are not guarantors of the recently issued 7 3/8% Senior Subordinated Notes due 2013.

1.	KCI Therapeutic Services, Inc.
2.	KCI New Technologies, Inc.
3.	KCI Air, Inc.
4.	KCI-RIK Acquisition Corp.
5.	Plexus Enterprises, Inc.
6.	Medical Retro Design, Inc.

Each of these entities no longer exists due to a corporate change such as dissolution or merger into an existing KCI subsidiary. However, the assets of each of these former guarantors remain in the consolidated group.

Each guarantor jointly and severally guarantees KCI's obligation under the notes. The guarantees are subordinated to guarantor senior debt on the same basis as the notes are subordinated to senior debt. The obligations of each guarantor under its guarantor senior debt will be limited as necessary to prevent the guarantor senior debt from constituting a fraudulent conveyance under applicable law.

      The indenture governing the notes, limits our ability, among other things, to:

      - incur additional debt;
      - pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments;
      - place limitations on distributions from our restricted subsidiaries;
      - issue or sell capital stock of restricted subsidiaries;
      - issue guarantees;
      - sell or exchange assets;
      - enter into transactions with affiliates;
      - create liens; and
      - effect mergers.

      KCI may redeem some or all of the notes, on and after May 15, 2008, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period commencing on May 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

If Redeemed During the 12-Month Period Commencing	Redemption Price

2008	103.688%
2009	102.458%
2010	101.229%
2011 and thereafter	100.000%

      In addition, at any time prior to May 15, 2008, we may, at our option, redeem the notes, in whole or in part, from time to time, upon not less than 30 nor more than 60 days' notice at a redemption price equal to the greater of (a) 101% of the principal amount of the notes so redeemed, plus accrued and unpaid interest, and (b) a make-whole premium (as defined in the indenture) with respect to the notes, or the portions thereof, to be redeemed, plus, to the extent not included in the make-whole premium, accrued and unpaid interest to the date of redemption.

      At any time, or from time to time, on or prior to May 15, 2006, we may, on any one or more occasions use all or a portion of the net cash proceeds of one or more equity offerings to redeem the notes at a redemption price equal to 107.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any equity offering, we shall make such redemption not more than 90 days after the consummation of any such equity offering.

Interest Rate Protection

      We follow SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments, SFAS 137 and 138, in accounting for our derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

      The following chart summarizes interest rate hedge transactions effective during the first nine months of 2003 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	12/31/02 - 12/31/03	$ 80,000	1.745%	Outstanding
Shortcut	12/31/02 - 12/31/04	$ 100,000	2.375%	Outstanding
Shortcut	08/21/03 - 08/22/05	$ 60,000	2.150%	Outstanding
Shortcut	08/21/03 - 08/22/05	$ 20,000	2.130%	Outstanding
Shortcut	08/21/03 - 08/21/05	$ 20,000	2.135%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.755%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.778%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.788%	Outstanding

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. Our 2003 senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under the senior credit facility for a period of two years from the date of issuance. In August 2003, we entered into six new interest rate swap agreements pursuant to which we fixed the rates on an additional $250 million of our variable rate debt. As a result of the eight swap agreements currently in effect as of September 30, 2003, 89.8% of our variable interest rate debt outstanding is fixed.

      All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, commencing on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of September 30, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $4.6 million. During the first nine months of 2003 and 2002, we recorded interest expense of approximately $1.6 million and $2.0 million, respectively, as a result of interest rate protection agreements.

(6)      PREFERRED STOCK

      On August 9, 2003, in accordance with our Articles of Incorporation, the board of directors of KCI approved the creation of a class of preferred stock designated as Series A Convertible Participating Preferred Stock with a par value of $0.001 per share. On August 11, 2003, we issued a total of 263,800 shares of the preferred stock at an original issue price and stated value of $1,000 per share. The preferred stock is convertible to common stock at a ratio of $17.00 per share of common stock (the estimated fair value of the common stock at the date of issuance). The preferred stock accrues cumulative dividends quarterly at the rate of 9% per annum (or the dividends paid on common stock, whichever is greater), and must be paid in kind for the first three years from the date of issuance, and after that point may be paid in cash or in kind, at KCI's option. We recorded dividends-in-kind of $3.3 million during the three months ended September 30, 2003.

      Upon an initial public offering above $22.00 per share, or upon 20 consecutive post-initial public offering trading days for which the trading price of the common exceeds $23.50, the preferred stock is mandatorily convertible into common stock. If we have an initial public offering at less than $22.00 per share, we can force conversion if it makes the holders of the preferred whole for the shortfall between the initial public offering price and $22.00 per share. Additionally, if the conversion has not been triggered based on trading price, we can force conversion by making the preferred holders whole by issuing them additional common stock as if they had converted at a value of $23.50 per share.

      If, prior to December 31, 2005, conversion of the preferred stock occurs through automatic conversion as a result of initial public offering or post initial public offering trading as discussed above, or as a result of our forcing conversion as described above, or should KCI be sold, the holders would be entitled to receive paid-in-kind dividends as if the preferred stock had remained outstanding through December 31, 2005.

      Except as otherwise required by law, the holders of the preferred stock are entitled to vote, on an as-converted basis, together with our common shareholders. KCI, Fremont Partners, L.P., Blum Capital Partners, L.P. and Dr. Leininger, and their affiliates, entered into an Investors' Rights Agreement with the other holders of the preferred stock, which provides for "piggyback" registration rights, restrictions on transfer of the shares of the preferred stock, rights of first offer, "tag-along" rights and "bring-along" rights. Fremont Partners, L.P., Blum Capital Partners, L.P. and Dr. Leininger and their respective affiliates purchased an aggregate of $190.0 million of the preferred stock.

      We paid the investors in the preferred stock approximately $5.8 million in arrangement fees. Because the net cash received from the investors related to the preferred stock is approximately $258.0 million and the preferred stock holders are entitled to immediate conversion to common stock for value equal to $263.8 million, a beneficial conversion feature of $5.8 million exists. We have recorded the net proceeds received from the preferred stock holders in equity and have recorded a beneficial conversion feature which has the effect of reducing the preferred stock recorded to $252.2 million. We will accrete through preferred dividends the amount recorded for preferred stock up to its conversion amount over future periods to the redemption date, using the effective interest method. Dividends no longer accrete after twelve years. We also incurred approximately $950,000 in direct and incremental costs related to the preferred stock. We have capitalized these costs and they will be amortized to dividends over 12 years unless the preferred stock is previously converted or redeemed.

      After August 11, 2006, the preferred stock dividends may be paid in cash or in kind, at our option. If we opt to pay the dividends in kind, a new beneficial conversion may exist and would be evaluated and recorded at that time.

      The terms of our preferred stock restrict us from declaring and paying dividends on our common stock until such time as all outstanding dividends have been paid related to the preferred stock. The preferred stock shall, with respect to the right to receive dividends or distributions of assets and rights upon KCI's liquidation, dissolution or winding up, rank senior to the common stock. The stated value for the preferred stock is equal to the initial stated value together with any accrued dividends through such date that have been added to the stated valued through accretion.

      The preferred stock shall be mandatorily redeemed by KCI on the twelfth anniversary of the issue date, subject to two extension periods, which can extend the mandatory redemption date through the seventeenth anniversary of the issue date. The preferred stock must be redeemed for cash, common stock or a combination of cash and common stock, at our option, for fair market value of the common stock along with any cash, equal to the stated value of the preferred stock or the average closing price of the common stock into which such preferred stock is then convertible for the 20 consecutive trading days immediately preceding such redemption. However, such common stock must be listed on a United States national securities exchange or quoted on the NASDAQ stock market and the common stock to be issued in redemption shall not represent more then 35% of the fully diluted common stock of KCI.

(7)      EARNINGS (LOSS) PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings (loss) per common share. Net earnings (loss) per share was calculated using the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and convertible preferred stock, were excluded from the computation of the weighted average number of common shares outstanding in 2003 because their effect was antidilutive. Net earnings (loss) for basic and diluted calculations do not differ (dollars in thousands, except per share data): (See Note 1 (b).)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net earnings (loss)	$ (34,253)	$ 9,103	$ 1,692	$ 29,132
Less: Preferred stock dividends, net	(3,427)	-	(3,427)	-
	______	______	______	______
Net earnings (loss) to common shareholders	$ (37,680)	$ 9,103	$ (1,735)	$ 29,132
	______	______	______	______
Average common shares:
Basic (weighted-average outstanding shares)	51,139	70,928	64,398	70,927
Dilutive potential common shares from stock options (1)	-	6,736	-	6,747
Dilutive potential common shares from preferred stock
conversion (1)	-	-	-	-
	______	______	______	______
Diluted (weighted-average outstanding shares)	51,139	77,664	64,398	77,674
	______	______	______	______
Basic earnings (loss) per common share	$ (0.74)	$ 0.13	$ (0.03)	$ 0.41
	______	______	______	______
Diluted earnings (loss) per common share	$ (0.74)	$ 0.12	$ (0.03)	$ 0.38
	______	______	______	______

    (1) Dilutive potential common shares from stock options totaling 6,458 and 5,763 shares and dilutive potential common shares from preferred stock conversion totaling 8,485 and 2,860 shares have been excluded from the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2003, respectively, due to their antidilutive effect.

(8)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended September 30,

	2003	2002

Net earnings (loss)	$ (34,253)	$ 9,103
Foreign currency translation adjustment	1,868	39
Net derivative income (loss), net of taxes of $1,240 in 2003
and $34 in 2002	(2,302)	63
Reclassification adjustment for losses included in
income, net of taxes of $299 in 2003 and $259 in 2002	556	482
Reclassification adjustment for loss recognized on termination
of interest rate swap, net of taxes of $79 in 2002	-	(147)
	______	______
Other comprehensive income	$ (34,131)	$ 9,540
	______	______

	Nine months ended September 30,

	2003	2002

Net earnings	$ 1,692	$ 29,132
Foreign currency translation adjustment	6,944	3,531
Net derivative loss, net of taxes of $1,710 in 2003
and $160 in 2002	(3,176)	(298)
Reclassification adjustment for losses included in
income, net of taxes of $569 in 2003 and $697 in 2002	1,057	1,295
Reclassification adjustment for loss recognized on termination
of interest rate swap, net of taxes of $227 in 2002	-	(405)
	______	______
Other comprehensive income	$ 6,517	$ 33,255
	______	______

      The earnings associated with certain of our foreign affiliates are considered to be permanently invested and no provision for U.S. federal and state income taxes on these earnings or translation adjustments has been made.

      As of September 30, 2003, derivative financial instruments valued at a liability of $4.6 million were recorded as a result of our adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This liability is based upon the valuation of our interest rate protection agreements associated with our new senior credit facility. (See Note 5.)

(9)      COMMITMENTS AND CONTINGENCIES

      In August 2003, KCI and Wake Forest University filed a lawsuit against BlueSky Medical Corporation and related parties alleging infringement of multiple claims under two Vacuum Assisted Closure ("V.A.C.") patents arising from the manufacturing and marketing of a medical device by BlueSky. KCI and Wake Forest have asserted additional related claims which, together with the infringement claims, we believe are meritorious.

      During the fourth quarter of 2002, we recorded a gain from the settlement of an antitrust lawsuit with Hillenbrand Industries, Inc. and its wholly-owned subsidiary, Hill-Rom Company, Inc. Under the settlement, Hillenbrand agreed to pay KCI $250 million in two payments. In January 2003, we received the first installment of $175 million pursuant to the settlement. Net of fees and expenses of $1.7 million, this transaction added $173.3 million of pretax income and $106.4 million of net income to the 2002 fourth quarter results. The cash received, net of approximately $66 million of income taxes and approximately $2 million in fees and expenses, was used to pay down $107 million of indebtedness on the old senior credit facility. Hillenbrand is obligated to pay KCI an additional $75 million in January 2004, subject to certain conditions. No accrual has been made related to this payment.

      Other than commitments for new product inventory, including disposable "for sale" products of $16.6 million, we have no material long-term capital commitments.

(10)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of innovative therapeutic systems and surfaces throughout the United States and in 15 primary countries internationally.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenue:
USA	$ 151,229	$ 115,873	$ 416,900	$ 321,889
International	46,813	35,014	131,022	93,886
	______	_______	_______	_______
Revenue	$ 198,042	$ 150,887	$ 547,922	$ 415,775
	______	_______	_______	_______

Operating earnings (loss):
USA	$ 52,919	$ 38,685	$ 144,654	$ 103,824
International	5,264	3,607	16,368	12,255
Recapitalization expenses	(69,955)	-	(69,955)	-
Other (1):
Executive	(2,900)	(2,989)	(12,239)	(7,947)
Finance	(4,849)	(4,236)	(14,773)	(11,814)
Manufacturing/Engineering	(2,186)	(1,662)	(4,445)	(5,321)
Administration	(9,477)	(7,007)	(21,957)	(13,897)
	______	_______	_______	_______
Total Other	(19,412)	(15,894)	(53,414)	(38,979)
	______	_______	_______	_______
Operating earnings (loss)	$ (31,184)	$ 26,398	$ 37,653	$ 77,100
	______	_______	_______	_______

  Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

(11)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.

      The notes are guaranteed by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 5.) We have not presented separate financial statements and other disclosures concerning the subsidiary guarantors because management has determined that such information is not material to investors.

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2003 and December 31, 2002 and the related condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
September 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 19,495	$ 21,633	$ -	$ 41,128
Accounts receivable, net	-	134,913	42,018	(6,292)	170,639
Inventories, net	-	14,402	16,624	-	31,026
Prepaid expenses and other current assets	-	13,462	8,728	(5,762)	16,428
	_______	_______	_______	_______	_______
Total current assets	-	182,272	89,003	(12,054)	259,221
	_______	_______	_______	_______	_______
Net property, plant and equipment	-	106,958	38,270	(14,056)	131,172
Loan issuance cost, net	-	19,385	-	-	19,385
Goodwill	-	41,226	7,570	-	48,796
Other assets, net	-	31,551	21,661	(22,949)	30,263
Intercompany investments and advances	(324,289)	678,302	9,020	(363,033)	-
	_______	_______	_______	_______	_______
	$ (324,289)	$1,059,694	$ 165,524	$ (412,092)	$ 488,837
	______	______	______	______	______
Liabilities and Share-
holders' Equity (Deficit):
Current liabilities:
Accounts payable	$ 37	$ 9,430	$ 4,376	$ -	$ 13,843
Accrued expenses	135	72,558	20,096	-	92,789
Current installments of long-
term obligations	-	4,950	-	-	4,950
Current installments of capital
lease obligations	-	115	-	-	115
Intercompany payables	-	11,169	9,180	(20,349)	-
Income taxes payable	-	4,053	-	(4,053)	-
	_______	_______	_______	_______	_______
Total current liabilities	172	102,275	33,652	(24,402)	111,697
	_______	_______	_______	_______	_______
Long-term obligations, net of
current installments	-	679,300	-	-	679,300
Capital lease obligations, net of current
installments	-	-	12	-	12
Derivative financial instruments	-	4,601	-	-	4,601
Intercompany payables, non current	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	9,683	-	(1,449)	8,234
Deferred gain, sale of headquarters facility	-	9,241	-	-	9,241
Other noncurrent liabilities	-	21,713	-	(21,500)	213
	_______	_______	_______	_______	_______
	172	805,313	55,164	(47,351)	813,298
Preferred stock	255,655	-	-	-	255,655
Shareholders' equity (deficit)	(580,116)	254,381	110,360	(364,741)	(580,116)
	_______	_______	_______	_______	_______
	$ (324,289)	$1,059,694	$ 165,524	$ (412,092)	$ 488,837
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2002 (in thousands)
	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 41,185	$ 13,300	$ -	$ 54,485
Accounts receivable, net	-	125,106	35,612	(7,822)	152,896
Accounts receivable - other	175,000	-	-	-	175,000
Inventories, net	-	20,113	17,821	-	37,934
Prepaid expenses and other
current assets	-	6,377	3,383	-	9,760
	_______	_______	_______	_______	_______
Total current assets	175,000	192,781	70,116	(7,822)	430,075

Net property, plant and equipment	-	96,458	23,516	(14,425)	105,549
Loan issuance cost, net	-	5,911	-	-	5,911
Goodwill	-	38,724	7,633	-	46,357
Other assets, net	-	31,420	20,247	(21,500)	30,167
Intercompany investments and advances	(187,076)	508,045	23,447	(344,416)	-
	_______	_______	_______	_______	_______
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______
Liabilities and Share-
holders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 4,632	$ 6,524	$ -	$ 11,156
Accrued expenses	1,522	46,058	13,976	-	61,556
Current installments of long-
term obligations	-	30,550	-	-	30,550
Current installments of capital
lease obligations	-	157	-	-	157
Intercompany payables	-	22,497	-	(22,497)	-
Derivative financial instruments	-	1,341	-	-	1,341
Income taxes payable	-	8,615	6,000	-	14,615
Current deferred income taxes	66,838	-	-	-	66,838
	_______	_______	_______	_______	_______
Total current liabilities	68,360	113,850	26,500	(22,497)	186,213
	_______	_______	_______	_______	_______
Long-term obligations, net of
current installments	-	491,300	-	-	491,300
Capital lease obligations,
net of current installments	-	75	20	-	95
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	9,251	-	250	9,501
Deferred gain, sale of headquarters facility	-	10,023	-	-	10,023
Other noncurrent liabilities	-	22,863	-	(21,500)	1,363
	_______	_______	_______	_______	_______
	68,360	625,862	48,020	(43,747)	698,495
Shareholders' equity (deficit)	(80,436)	247,477	96,939	(344,416)	(80,436)
	_______	_______	_______	_______	_______
	$ (12,076)	$ 873,339	$ 144,959	$ (388,163)	$ 618,059
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the three months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental and service	$ -	$ 119,613	$ 31,546	$ -	$ 151,159
Sales and other	-	38,919	16,061	(8,097)	46,883
	______	_______	______	______	_______
Total revenue	-	158,532	47,607	(8,097)	198,042
	______	_______	______	______	_______
Rental expenses	-	62,661	29,857	-	92,518
Cost of goods sold	-	17,509	5,961	(5,418)	18,052
	______	_______	______	______	_______
Gross profit	-	78,362	11,789	(2,679)	87,472

Selling, general and administrative
expenses	-	43,127	5,574	-	48,701
Recapitalization expenses	-	69,955	-	-	69,955
	______	_______	______	______	_______
Operating earnings (loss)	-	(34,720)	6,215	(2,679)	(31,184)

Interest income	-	180	6	-	186
Interest expense	-	(25,334)	(611)	611	(25,334)
Foreign currency gain	-	1,456	71	-	1,527
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity (deficit) in
earnings of subsidiaries	-	(58,418)	5,681	(2,068)	(54,805)

Income taxes (benefit)	-	(21,997)	2,221	(776)	(20,552)
	______	_______	______	______	_______
Earnings (loss) before equity (deficit)
in earnings of subsidiaries	-	(36,421)	3,460	(1,292)	(34,253)
Equity (deficit) in earnings of subsidiaries	(34,253)	3,461	-	30,792	-
	______	_______	______	______	_______
Net earnings (loss)	$ (34,253)	$ (32,960)	$ 3,460	$ 29,500	$ (34,253)
	______	______	______	______	_______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the three months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental and service	$ -	$ 92,866	$ 23,185	$ -	$ 116,051
Sales and other	-	28,095	12,085	(5,344)	34,836
	_____	_______	______	______	_______
Total revenue	-	120,961	35,270	(5,344)	150,887
	_____	_______	______	______	_______
Rental expenses	-	49,821	20,451	-	70,272
Cost of goods sold	-	14,016	4,697	(3,450)	15,263
	_____	_______	______	______	_______
Gross profit	-	57,124	10,122	(1,894)	65,352

Selling, general and administrative
expenses	-	35,761	3,193	-	38,954
	_____	_______	______	______	_______
Operating earnings	-	21,363	6,929	(1,894)	26,398

Interest income	-	112	57	-	169
Interest expense	-	(10,185)	-	-	(10,185)
Foreign currency loss	-	(392)	(3)	-	(395)
	_____	_______	______	______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	10,898	6,983	(1,894)	15,987
Income taxes	-	3,304	4,399	(819)	6,884
	_____	_______	______	______	_______

Earnings before equity in
earnings of subsidiaries	-	7,594	2,584	(1,075)	9,103
Equity in earnings of subsidiaries	9,103	2,584	-	(11,687)	-
	_____	_______	______	______	_______
Net earnings	$ 9,103	$ 10,178	$ 2,584	$ (12,762)	$ 9,103
	_____	_______	______	______	_______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the nine months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental and service	$ -	$ 333,691	$ 87,764	$ -	$ 421,455
Sales and other	-	104,061	44,002	(21,596)	126,467
	______	_______	______	_______	_______
Total revenue	-	437,752	131,766	(21,596)	547,922
	______	_______	______	_______	_______
Rental expenses	-	177,643	82,165	-	259,808
Cost of goods sold	-	43,467	15,587	(12,644)	46,410
	______	_______	______	_______	_______
Gross profit	-	216,642	34,014	(8,952)	241,704

Selling, general and administrative
expenses	-	119,748	14,348	-	134,096
Recapitalization expenses	-	69,955	-	-	69,955
	______	_______	______	_______	_______
Operating earnings	-	26,939	19,666	(8,952)	37,653

Interest income	-	850	83	-	933
Interest expense	-	(41,562)	(611)	611	(41,562)
Foreign currency gain	-	5,000	683	-	5,683
	______	_______	______	_______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	-	(8,773)	19,821	(8,341)	2,707
Income taxes (benefit)	-	(1,891)	6,034	(3,128)	1,015
	______	_______	______	_______	_______

Earnings (loss) before equity in
earnings of subsidiaries	-	(6,882)	13,787	(5,213)	1,692
Equity in earnings of subsidiaries	1,692	13,787	-	(15,479)	-
	______	_______	______	_______	_______
Net earnings	$ 1,692	$ 6,905	$ 13,787	$ (20,692)	$ 1,692
	______	_______	_____	______	_______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the nine months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental and service	$ -	$ 262,373	$ 62,688	$ -	$ 325,061
Sales and other	-	75,421	31,823	(16,530)	90,714
	______	_______	______	______	_______
Total revenue	-	337,794	94,511	(16,530)	415,775
	______	_______	______	______	_______
Rental expenses	-	143,443	55,883	-	199,326
Cost of goods sold	-	35,415	11,731	(10,514)	36,632
	______	_______	______	______	_______
Gross profit	-	158,936	26,897	(6,016)	179,817

Selling, general and administrative
expenses	-	93,865	8,852	-	102,717
	______	_______	______	______	_______
Operating earnings	-	65,071	18,045	(6,016)	77,100

Interest income	-	133	145	-	278
Interest expense	-	(30,877)	-	-	(30,877)
Foreign currency gain (loss)	-	2,167	(114)	-	2,053
	______	_______	______	______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	36,494	18,076	(6,016)	48,554
Income taxes	-	13,645	8,183	(2,406)	19,422
	______	_______	______	______	_______

Earnings before equity
in earnings of subsidiaries	-	22,849	9,893	(3,610)	29,132
Equity in earnings
of subsidiaries	29,132	9,893	-	(39,025)	-
	______	_______	______	______	_______
Net earnings	$ 29,132	$ 32,742	$ 9,893	$ (42,635)	$ 29,132
	______	______	______	______	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 1,692	$ 6,905	$ 13,787	$ (20,692)	$ 1,692
Adjustments to reconcile net earnings to net
cash provided by operating activities	105,212	34,490	(1,827)	13,450	151,325
	_______	_______	______	______	_______
Net cash provided by operating activities	106,904	41,395	11,960	(7,242)	153,017
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(30,292)	(26,497)	140	(56,649)
Decrease in inventory to be converted into
equipment for short-term rental	-	800	-	-	800
Dispositions of property, plant and
equipment	-	602	988	-	1,590
Business acquisitions, net of cash
acquired		(2,224)	-	-	(2,224)
Increase in other assets	-	(448)	(1,351)	1,448	(351)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(31,562)	(26,860)	1,588	(56,834)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(116,092)	(8)	-	(116,100)
Proceeds from the exercise of stock options	903	-	-	-	903
Recapitalization:
Payoff of long term debt and bonds		(408,226)	-	-	(408,226)
Proceeds from issuance of new debt and bonds		685,000	-	-	685,000
Proceeds from issuance of preferred stock	258,017	-	-	-	258,017
Purchase of common stock	(509,597)	-	-	-	(509,597)
Loan issuance costs	-	(20,729)	-	-	(20,729)
Proceeds from (repayments of)
intercompany investments and advances	138,949	(167,842)	23,688	5,205	-
Other	4,824	(3,634)	(447)	(743)	-
	_______	_______	______	______	_______
Net cash provided (used) by financing
activities	(106,904)	(31,523)	23,233	4,462	(110,732)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	1,192	1,192
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(21,690)	8,333	-	(13,357)
Cash and cash equivalents,
beginning of period	-	41,185	13,300	-	54,485
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 19,495	$ 21,633	$ -	$ 41,128
	_______	_______	_____	_____	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2002
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 29,132	$ 32,742	$ 9,893	$ (42,635)	$ 29,132
Adjustments to reconcile net earnings
to net cash provided by operating activities	(29,132)	14,231	4,611	34,003	23,713
	______	______	______	______	______
Net cash provided by operating
activities	-	46,973	14,504	(8,632)	52,845
	______	______	______	______	______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(27,204)	(17,988)	1,350	(43,842)
Decrease in inventory to be converted
into equipment for short-term rental	-	2,400	-	-	2,400
Dispositions of property, plant and
equipment	-	1,719	879	-	2,598
Proceeds from sale of headquarters facility		17,924	-	-	17,924
Business acquisitions, net of cash
acquired	-	-	(3,596)	-	(3,596)
Increase in other assets	-	(722)	(120)	-	(842)
	______	______	______	______	______
Net cash used by investing
activities	-	(5,883)	(20,825)	1,350	(25,358)
	______	______	______	______	______
Cash flows from financing activities:
Proceeds from notes payable, long-term,
capital lease and other obligations	-	16,673	27	-	16,700
Proceeds from exercise of stock options	8	-	-	-	8
Proceeds (borrowings) on intercompany
investments and advances	(6,128)	(17,815)	6,343	17,600	-
Other	6,120	(5,608)	5,217	(5,729)	-
	______	______	______	______	______
Net cash provided (used) by
financing activities	-	(6,750)	11,587	11,871	16,708
	______	______	______	______	______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	513	513
	______	______	______	______	______
Net increase in cash and
cash equivalents	-	34,340	5,266	5,102	44,708
Cash and cash equivalents,
beginning of period	-	-	5,301	(5,102)	199
	______	______	______	______	______
Cash and cash equivalents, end
of period	$ -	$ 34,340	$ 10,567	$ -	$ 44,907
	______	______	______	______	______

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
          - restrictions imposed on us due to our significant indebtedness;
          - our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;
          - loss of any significant suppliers, especially sole-source suppliers;
          - failure of the home care market to continue expanding as we expect;
          - failure of V.A.C. therapy to gain home care reimbursement in Europe and other locations;
          - any deviation from our expectations for increases in rental and sales volumes for V.A.C. systems and related disposables during the remainder of 2003;
          - any deviation from our expectations of the impact of the recapitalization on our business going forward;
          - any deviation from our expectations for increases in future demand for V.A.C. systems;
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

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from Vacuum Assisted Closure ("V.A.C.") device rentals and sales, which accounted for approximately 61.9% of total revenue in the first nine months of 2003, up from 52.3% in the first nine months of 2002. We expect V.A.C. growth and the percentage of total revenue from V.A.C. rentals and sales to continue to increase, as it has in each of the last three years. Driven by continued market penetration, increased awareness and the introduction of two new V.A.C. systems in 2002, rental and sales volumes have continued to increase. Revenue for V.A.C. products and related services increased 56.1% from $217.4 million for the nine months ended September 30, 2002 to $339.3 million for the nine months ended September 30, 2003. Both the U.S. and international business segments contributed to this growth.

      We have direct operations in the United States, Canada, Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, our USA and International divisions. In the United States, which accounted for 76.1% of our revenue for the nine months ended September 30, 2003, we have a substantial presence in all care settings. In the U.S. acute and extended care settings, which accounted for more than half of our revenue, we bill our customers, such as hospitals and extended care facilities, directly. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. products, we provide products and services directly to patients and bill third party payers, such as Medicare and private insurance. Domestic home care revenue is growing faster than the acute or extended care settings. Internationally, substantially all of our revenue is generated from the acute care setting. A small amount of international V.A.C. revenue comes from home care. However, we expect the home care market to increase to the extent that we gain home care reimbursement for V.A.C. therapy with third party payers in Europe and other international locations. Our international operations are subject to foreign currency fluctuations. As a result, we establish and evaluate our business using a constant exchange rate by country. By using a constant exchange rate for comparing our current year activity with prior periods, we effectively eliminate from our operations the variances arising from foreign currency fluctuations. We refer to this internal analysis as revenue and expenses excluding the effects of foreign currency exchange rate fluctuations throughout this report.

      For the nine-month period ended September 30, 2003, worldwide V.A.C revenue from the combined acute and extended care settings grew approximately 59% and V.A.C. revenue from the home care setting grew approximately 53% as compared to the nine-month period ended September 30, 2002. The home care market accounted for approximately 44% of V.A.C. business and approximately 27% of our total revenue for the nine-month period ended September 30, 2003. V.A.C. systems used in the home are reimbursed by government insurance, (Medicare and Medicaid) private insurance and managed care organization payers. We have over 150 million member lives under contract with private insurance and managed care organizations.

Recapitalization

      On August 11, 2003, we completed the funding for a leveraged recapitalization of KCI. Prior to the recapitalization, we had $208.2 million of term loans outstanding with varying maturities through 2006, with approximately $58.2 million due in 2004. In addition, our then-existing $50.0 million revolving credit facility was scheduled to expire in late 2003. In order to address the approaching maturities and to take advantage of favorable debt capital markets and interest rates near 50-year historical lows, we entered into a new senior credit facility comprised of a six-year, $100 million revolving credit facility that matures on August 11, 2009 and a seven-year $480 million, term loan facility that matures on August 11, 2010. Due to the additional borrowing capacity to help fund future growth initiatives and the lower cost of capital, we anticipate that the recapitalization will have a positive impact on our business going forward.

      The refinancing of our debt in the recapitalization provides us greater financial flexibility and a lower overall cost of capital. Proceeds from the new credit facility, together with $205 million of 7 3/8% Senior Subordinated Notes due 2013 and $263.8 million of preferred stock were used to retire all of our previously existing debt, to repurchase a portion of our outstanding common stock and vested stock options, and to pay fees and expenses associated with the recapitalization.

      Our September 30, 2003, three-month and nine-month results reflect the impact of the recapitalization including a charge to earnings of $86.3 million before tax benefits related to the recapitalization of $32.3 million. The charge to earnings, pretax, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. Additionally, we wrote off debt issuance costs related to our old senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, pretax. The remaining expenses of approximately $2.5 million, pretax, were related to miscellaneous fees and expenses associated with the share repurchase. (See Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of the recapitalization.)

Non-GAAP Financial Information:  Throughout this report, we have presented income statement items on a non-GAAP basis to exclude the impact of the recapitalization completed in the third quarter of 2003 on the three-month period ended September 30, 2003. These non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process. In addition, we believe investors utilize this information to evaluate period-to-period results and to understand potential future operating results. The following schedules detail the effect of the recapitalization on the 2003 results (dollars in thousands):

	Three months ended September 30, 2003
				Percent
			Excluding	To
	As reported	Recapitalization	Recapitalization	Revenue

Total revenue	$ 198,042	$ -	$198,042	100.0%

Rental expenses	92,518	-	92,518
Cost of goods sold	18,052	-	18,052
	_______	_______	______
Gross profit	87,472	-	87,472	44.2%

Selling, general and
administrative expenses	48,701	-	48,701
Recapitalization expenses	69,955	69,955	-
	_______	_______	______
Operating earnings (loss)	(31,184)	(69,955)	38,771	19.6%

Interest income	186	-	186
Interest expense	(25,334)	(16,302)	(9,032)
Foreign currency gain	1,527	-	1,527
	_______	_______	______
Earnings (loss) before income
taxes (benefit)	(54,805)	(86,257)	31,452

Income taxes (benefit)	(20,552)	(32,346)	11,794
	_______	_______	______
Net earnings (loss)	$ (34,253)	$ (53,911)	$ 19,658	9.9%
	_______	________	______

	Nine months ended September 30, 2003
				Percent
			Excluding	To
	As reported	Recapitalization	Recapitalization	Revenue

Total revenue	$ 547,922	$ -	$ 547,922	100.0%

Rental expenses	259,808	-	259,808
Cost of goods sold	46,410	-	46,410
	_______	_______	_______
Gross profit	241,704	-	241,704	44.1%

Selling, general and
administrative expenses	134,096	-	134,096
Recapitalization expenses	69,955	69,955	-
	_______	_______	_______
Operating earnings (loss)	37,653	(69,955)	107,608	19.6%

Interest income	933	-	933
Interest expense	(41,562)	(16,302)	(25,260)
Foreign currency gain	5,683	-	5,683
	_______	_______	_______
Earnings (loss) before income
taxes (benefit)	2,707	(86,257)	88,964

Income taxes (benefit)	1,015	(32,346)	33,361
	_______	_______	_______
Net earnings (loss)	$ 1,692	$ (53,911)	$ 55,603	10.1%
	_______	_______	_______

Results of Operations

Third Quarter of 2003 Compared to Third Quarter of 2002

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the third quarter of the prior year (dollars in thousands):

	Three months ended September 30,
	Revenue Relationship		Variance
	2003	2002	Dollars	Percent
Revenue:
Rental and service	76%	77%	$ 35,108	30%
Sales and other	24	23	12,047	35
	___	___	______
Total revenue	100	100	47,155	31

Rental expenses	47	46	22,246	32
Cost of goods sold	9	10	2,789	18
	___	___	______
Gross profit	44	44	22,120	34

Selling, general and administrative
expenses	25	26	9,747	25
Recapitalization expenses	35	-	69,955	-
	___	___	______
Operating earnings (loss)	(16)	18	(57,582)	-

Interest income	-	-	17	10
Interest expense	(13)	(7)	(15,149)	-
Foreign currency gain (loss)	1	-	1,922	487
	___	___	______
Earnings before income taxes (benefit)	(28)	11	(70,792)	-

Income taxes (benefit)	(11)	5	(27,436)	-
	___	___	______
Net earnings (loss)	(17)%	6%	$ (43,356)	-%
	___	___	_____

Total Revenue:  Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

Three months ended September 30,
			Variance
	2003	2002	Dollars	Percent
USA
V.A.C.
Rental	$ 82,958	$ 55,945	$ 27,013	48.3%
Sales	22,903	15,185	7,718	50.8
	_______	_______	______
Total V.A.C.	105,861	71,130	34,731	48.8

Therapeutic surfaces/other
Rental	37,297	37,127	170	0.5
Sales	8,071	7,616	455	6.0
	_______	_______	______
Total therapeutic surfaces/other	45,368	44,743	625	1.4

Total USA rental	120,255	93,072	27,183	29.2
Total USA sales	30,974	22,801	8,173	35.8
	_______	_______	______
Subtotal - USA	$ 151,229	$ 115,873	$ 35,356	30.5%
	_______	_______	______
International
V.A.C.
Rental	$ 11,087	$ 6,163	$ 4,924	79.9%
Sales	10,694	6,393	4,301	67.3
	_______	_______	______
Total V.A.C.	21,781	12,556	9,225	73.5

Therapeutic surfaces/other
Rental	19,817	16,816	3,001	17.8
Sales	5,215	5,642	(427)	(7.6)
	_______	_______	______
Total therapeutic surfaces/other	25,032	22,458	2,574	11.5

Total International rental	30,904	22,979	7,925	34.5
Total International sales	15,909	12,035	3,874	32.2
	_______	_______	______
Subtotal - International	$ 46,813	$ 35,014	$ 11,799	33.7%
	_______	_______	______
Total revenue	$ 198,042	$ 150,887	$ 47,155	31.3%
	_______	_______	______

      Total revenue in the third quarter of 2003 increased $47.2 million, or 31.3%, from the prior-year period due primarily to increased rental and sales volumes for V.A.C. systems and related disposables resulting from increased market penetration and product awareness. Rental revenue increased $35.1 million, or 30.3%, from the third quarter of 2002 while sales revenue increased $12.0 million, or 34.6%, compared to the prior-year period.

      Total domestic revenue for the third quarter of 2003 increased $35.4 million, or 30.5%, from the prior-year quarter due directly to increased V.A.C. rentals and sales. Domestic rental revenue in the third quarter of 2003 increased $27.2 million, or 29.2%, from the prior-year period and domestic sales revenue in the third quarter of 2003 increased $8.2 million, or 35.8%, from a year ago. The increases in total domestic rental and sales revenue are due to increased V.A.C. rental volumes which resulted in increased demand for associated disposables, partially offset by a 21.6% decrease in sales revenue from vascular products and a 11.4% decrease in surface rentals in the extended care market. For the third quarter of 2003, average V.A.C. units out on rent increased 11.2% as compared to the second quarter of 2003 and increased 50.1% from the third quarter of 2002. Average rental price for the third quarter of 2003 was down approximately 1.0% compared with both the second quarter of 2003 and the third quarter of 2002.

      Domestic V.A.C. revenue increased in the third quarter of 2003 by $34.7 million, or 48.8%, from the prior-year quarter due to an increase of rental and sales volumes resulting from increased market penetration and product awareness. Revenue from V.A.C. rentals increased $27.0 million, or 48.3%, from the prior-year quarter. The increased rental revenue resulted from an increase in average units on rent per month of 50.1% for the third quarter, which was partially offset by a 1.2% decline in average rental price. Some managed care organizations pay an all-inclusive daily rate, which covers the rental of V.A.C. systems and all needed disposables. All revenue associated with all-inclusive pricing is included in rental revenue. We are experiencing a shift away from all-inclusive pricing in the home care setting with third party payers. As we contract with these third party payers, our contracts are providing separate pricing for rental and disposable sale products versus the all-inclusive pricing previously used. Therefore, we have experienced, and expect to continue experiencing, a shift in revenue between the rental classification and the sales classification. V.A.C. sales increased in the third quarter of 2003 by $7.7 million, or 50.8%, from the prior-year quarter due to the shift in pricing methodology discussed above along with increased demand for V.A.C. disposables associated with increased V.A.C systems rentals. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

      Domestic therapeutic surfaces/other revenue of $45.4 million for the third quarter of 2003 increased $625,000, or 1.4%, from the prior-year quarter. Rental revenue from therapeutic surfaces/other remained materially unchanged when compared to the prior-year quarter as higher blended unit pricing of 6.6% in the acute, extended and home care markets was offset by a 16.6% lower unit volume in the combined extended and home care markets. Sales revenue from vascular devices and dressings was down approximately $480,000, or 21.6%. The following table sets forth, for the periods indicated, the amount of total rental and sales revenue derived from each of our domestic care settings (dollars in thousands):

	Three months ended September 30,
			Variance
	2003	2002	Dollars	Percent

Acute/extended surfaces	$ 40,558	$ 39,586	$ 972	2.5%
Home surfaces	2,501	2,341	160	6.8
Vascular-compression therapy	1,891	2,417	(526)	(21.8)
Other	418	399	19	4.8
	______	______	____
Total	$ 45,368	$ 44,743	$ 625	1.4%
	______	______	____

      The majority of our therapeutic surfaces/other business is generated in the hospital, or acute care, setting. Average acute care rental therapeutic surface units on rent per month decreased 1.1% compared to the prior-year period, while average pricing increased 3.4% due primarily to product mix changes. Our acute care revenue is fueled by growth in our bariatric line. Extended care rental units decreased 16.9% due to lower overall Medicare Part A reimbursement in nursing homes and continued local and regional competition for our lower-therapy products. Extended care surface rental price improved 6.6% over the prior-year period on average. Home care therapeutic surface revenue increased 6.8% from the prior-year period due to a change in our revenue mix. We experienced increased sales of lower-therapy wound care therapeutic surface units, which, in turn, decreased the rental of therapeutic surfaces in the home care setting. Overall, the average number of domestic therapeutic surface rental units per month for the third quarter of 2003 declined 5.6% as compared to the prior period, but this decline was offset by a 6.6% price increase resulting from changes in our product mix. Our vascular business is declining due to a 38.1% decline in unit sales.

      Revenue from our international operating unit for the third quarter of 2003 increased $11.8 million, or 33.7%, over the prior-year period. Favorable foreign currency exchange movements accounted for $5.2 million of the total international revenue increase when compared to the prior-year quarter. The majority of our international revenue is generated in the acute care setting. International rental revenue increased $7.9 million, or 34.5%, from the prior-year period and sales revenue was up $3.9 million, or 32.2%, compared to the prior-year quarter. Excluding the effects of foreign currency exchange rate fluctuations, total international revenue increased $6.6 million, or 18.7%, from the prior-year period, rental revenue increased $4.5 million, or 19.3%, and sales revenue increased $2.1 million, or 17.6%. The rental revenue increase reflects a 49.7% increase in V.A.C. systems out on rent along with a 7.6% increase in therapeutic surface rental units on rent, primarily in overlays. We also experienced improved rental pricing for our V.A.C. systems for the three months ended September 30, 2003 as compared to the same period of the prior year. International surfaces revenue for the 2003 quarter was $25.0 million, a $2.6 million, or 11.5%, increase from a year ago. Therapeutic surfaces rental pricing remained essentially unchanged as compared to the prior-year period. The international sales increase was due to increased demand for V.A.C. systems and related disposables.

Rental Expenses:  Rental, or "field," expenses of $92.5 million for the third quarter of 2003 increased $22.2 million, or 31.7%, from $70.3 million in the prior-year period. Rental expense is variable and fluctuates with revenue. The field expense increase was directly associated with the growth in V.A.C. revenue, such as increased product licensing expenses of $5.2 million, labor of $7.1 million, marketing expenses of $2.3 million, incentive compensation of $2.2 million, rental equipment depreciation of $1.9 million and parts expense of approximately $826,000. Of the $22.2 million variance in rental expenses for the third quarter of 2003, approximately $4.4 million resulted from foreign currency exchange rate fluctuations. Field expenses for the third quarter of 2003 represented 61.2% of total rental revenue compared to 60.6% in the prior-year quarter.

Cost of Goods Sold:  Cost of goods sold of $18.1 million in the third quarter of 2003 increased $2.8 million, or 18.3%, from $15.3 million in the prior-year period due to increased sales of V.A.C. disposables. Sales margins increased to 61.5% in the third quarter of 2003 as compared to 56.2% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from favorable pricing in our global supply contract for V.A.C. disposables entered into in December 2002.

Gross Profit:  Gross profit in the third quarter of 2003 increased $22.1 million, or 33.8%, to $87.5 million from $65.4 million in the prior-year quarter due primarily to the quarter-to-quarter increase in revenue resulting from increased demand for V.A.C. systems and related disposables. Gross profit margin in the third quarter of 2003 was 44.2%, up from 43.3% in the prior-year quarter due primarily to the increase in revenue discussed above.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $9.7 million, or 25.0%, to $48.7 million in the third quarter of 2003 from $39.0 million in the prior-year quarter. This $9.7 million variance includes higher administrative costs of $3.4 million associated with hiring of additional personnel for our national call center and billing collections departments, division labor and incentive compensation of $1.2 million and product licensing expense of $1.0 million. Additionally, engineering and manufacturing costs increased $1.7 million from the prior-year quarter. As a percentage of total revenue, selling, general and administrative expenses decreased to 24.6% in the third quarter of 2003 as compared to 25.8% in the prior-year quarter.

Recapitalization Expenses:  During the third quarter of 2003, we recognized $70.0 million, in fees and expenses, excluding $16.3 million charged to interest expense, resulting from the transactions associated with the recapitalization. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Operating Earnings:  Operating earnings for the third quarter of 2003 decreased $57.6 million, or 218.1%, to a loss of $31.2 million compared to $26.4 million in the same period in 2002 primarily due to expenses of $70.0 million recorded related to the recapitalization. Excluding recapitalization expenses, operating earnings would have increased $12.4 million over the prior year period, or 46.9%, to $38.8 million. This increase in operating earnings was directly attributable to the increase in revenue for the period, partially offset by higher operating costs and expenses. Operating margins for the third quarter of 2003, excluding recapitalization expenses, would have been 19.6%, up from 17.5% in the prior-year quarter, due to the increase in revenue.

Non-GAAP Financial Information:  We use earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of leverage capacity and debt service ability. We consider EBITDA to be a key liquidity measure but it should not be considered as a measure of financial performance under GAAP or as an acceptable alternative to GAAP cash flows from operating activities, net income or operating income. Management uses this non-GAAP financial information to measure liquidity and we believe investors use the information for the same purpose. We have provided this supplemental non-GAAP information to demonstrate meaningful information regarding our liquidity on a consistent and comparable basis for the periods presented. Our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies and is not the same as that term is used under our new senior credit agreement. The following table presents a reconciliation of EBITDA to cash flow from operating activities.

	Three months ended September 30,
	2003	2002
Net earnings (loss)	$ (34,253)	$ 9,103

Income tax expense (benefit)	(20,552)	6,884
Interest expense (1)	25,334	10,185
Depreciation	11,699	8,690
Amortization (2)	175	127
	______	______
EBITDA (3)	(17,597)	34,989

Provision for uncollectible accounts receivable	1,605	2,085
Amortization of deferred gain/leaseback on
headquarters facility	(261)	(171)
Write-off of deferred loan fees	5,233	-
Non-cash accrual-recapitalization expenses	8,907	-
Non-cash amortization-stock award to directors	92	-
Amortization of loan issuance costs	626	579
Income tax benefit (expense)	20,552	(6,884)
Interest expense (1)	(25,334)	(10,185)
Change in assets and liabilities net of effects
from purchase of subsidiaries and
recapitalization expenses	(39,511)	8,505
	______	______
Net cash provided (used) by operating activities	$ (45,688)	$ 28,918
	______	______

               (1) Amounts for 2003 include an aggregate of $16,302 in expense for the redemption premium and consent fee paid in connection with the redemption of our 9 5/8% Senior Subordinated Notes due 2007 combined with the write off of unamortized loan issuance costs associated with the previous senior credit facility.
               (2) Net of amortization of loan issuance costs, which is included in interest expense.
               (3) 2003 includes recapitalization expenses of $70.0 million.

Interest Expense:  Interest expense in the third quarter of 2003 was $25.3 million compared to $10.2 million in the prior-year quarter. This increase is primarily due to expenses related to the recapitalization completed in the third quarter of 2003. Excluding recapitalization expenses, interest expense would have decreased $1.2 million, or 11.3%, to $9.0 million in the third quarter of 2003. This decrease was due primarily to the partial paydown on our previously existing credit facility resulting from the $175 million antitrust settlement payment received in January 2003 and lower interest rates on our new senior credit facility and new subordinated notes. (See Notes 2, 5 and 9 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings (Loss):  A net loss of $34.3 million was recorded in the third quarter of 2003 as compared to net earnings of $9.1 million in the prior-year period due primarily due to the expenses recorded related to the recapitalization. Excluding recapitalization expenses, net earnings would have increased by $10.6 million, or 116.0%, to $19.7 million due to the increase in operating earnings discussed above. Effective tax rates for the third quarter of 2003 and 2002 were 37.5% and 43.1%, respectively.

Results of Operations

First Nine Months of 2003 Compared to First Nine Months of 2002

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first nine months of the prior year (dollars in thousands):

	Nine months ended September 30,
	Revenue Relationship		Variance
	2003	2002	Dollars	Percent
Revenue:
Rental and service	77%	78%	$ 96,394	30%
Sales and other	23	22	35,753	39
	___	___	______
Total revenue	100	100	132,147	32

Rental expenses	47	48	60,482	30
Cost of goods sold	9	9	9,778	27
	___	___	______
Gross profit	44	43	61,887	34
Selling, general and administrative
expenses	24	24	31,379	31
Recapitalization expenses	13	-	69,955	-
	___	___	______
Operating earnings	7	19	(39,447)	-

Interest income	-	-	655	236
Interest expense	(8)	(7)	(10,685)	-
Foreign currency gain	1	-	3,630	177
	___	___	______
Earnings before income taxes	-	12	(45,847)	-

Income taxes	-	5	(18,407)	-
	___	___	______
Net earnings	-%	7%	$ (27,440)	-%
	___	___	_____

Total Revenue:  Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

Nine months ended September 30,
			Variance
	2003	2002	Dollars	Percent
USA
V.A.C.
Rental	$ 222,801	$ 150,154	$ 72,647	48.4%
Sales	59,850	36,887	22,963	62.3
	_______	_______	_______
Total V.A.C.	282,651	187,041	95,610	51.1

Therapeutic surfaces/other
Rental	111,532	112,745	(1,213)	(1.1)
Sales	22,717	22,103	614	2.8
	_______	_______	_______
Total therapeutic surfaces/other	134,249	134,848	(599)	(0.4)

Total USA rental	334,333	262,899	71,434	27.2
Total USA sales	82,567	58,990	23,577	40.0
	_______	_______	_______
Subtotal - USA	$ 416,900	$ 321,889	$ 95,011	29.5%
	_______	_______	_______
International
V.A.C.
Rental	$ 28,747	$ 14,370	$ 14,377	100.0%
Sales	27,881	16,004	11,877	74.2
	_______	_______	_______
Total V.A.C.	56,628	30,374	26,254	86.4

Therapeutic surfaces/other
Rental	58,375	47,792	10,583	22.1
Sales	16,019	15,720	299	1.9
	_______	_______	_______
Total therapeutic surfaces/other	74,394	63,512	10,882	17.1

Total International rental	87,122	62,162	24,960	40.2
Total International sales	43,900	31,724	12,176	38.4
	_______	_______	_______
Subtotal - International	$ 131,022	$ 93,886	$ 37,136	39.6%
	_______	_______	_______
Total revenue	$ 547,922	$ 415,775	$ 132,147	31.8%
	_______	_______	_______

      Total revenue in the first nine months of 2003 increased $132.1 million, or 31.8%, from the prior-year period due primarily to increased rental and sales volumes for V.A.C. systems and related disposables resulting from increased market penetration and product awareness. Rental revenue increased $96.4 million, or 29.7%, from the first nine months of 2002 due primarily to higher unit demand for the V.A.C. Sales revenue for the nine-month period increased approximately $35.7 million, or 39.4%, compared to the prior-year period due primarily to increased sales volumes of V.A.C. disposables, partially offset by $1.8 million lower sales of vascular products.

      Total domestic revenue for the first nine months of 2003 increased $95.0 million, or 29.5%, from the prior-year period due directly to increased V.A.C. rentals and sales. Domestic rental revenue in the first nine months of 2003 increased $71.4 million, or 27.2%, from the prior-year period and domestic sales revenue in the first nine months of 2003 increased $23.6 million, or 40.0%, from the prior-year period. The increases in total domestic rental and sales revenue are due to increased V.A.C. rental volumes which resulted in increased demand for associated disposables, partially offset by a 25.4% decrease in sales revenue from vascular products and a 11.4% decrease in surface rentals in the extended care market. For the nine-month period ended September 30, 2003, average V.A.C. units out on rent increased 50.6% as compared to the same period a year ago.

      Domestic V.A.C. revenue increased in the first nine months of 2003 by $95.6 million, or 51.1%, from the prior-year period due to an increase of rental and sales volumes resulting from increased market penetration and product awareness. Revenue from V.A.C. rentals increased $72.6 million, or 48.4%, from the prior-year period. The increased rental revenue resulted from an increase in average units on rent per month of 50.6% for the nine-month period, which was partially offset by a 1.5% decline in average rental price. Some managed care organizations pay an all-inclusive daily rate, which covers the rental of V.A.C. systems and all needed disposables. All revenue associated with all-inclusive pricing is included in rental revenue. We are experiencing a shift away from all-inclusive pricing in the home care setting with third party payers. As we contract with these third party payers, our contracts are providing separate pricing for rental and disposable sale products versus the all-inclusive pricing previously used. Therefore, we have experienced, and expect to continue experiencing, a shift in revenue between the rental classification and the sales classification. V.A.C. sales increased in the first nine months of 2003 by $23.0 million, or 62.3%, from the prior-year period due to the shift in pricing methodology discussed above along with increased demand for V.A.C. disposables associated with increased V.A.C. systems rentals. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

      Domestic therapeutic surfaces/other revenue of $134.2 million for the nine-month period ended September 30, 2003 decreased approximately $600,000, or 0.4%, from the prior-year period. Rental revenue from therapeutic surfaces/other remained materially unchanged when compared to the prior-year period as higher blended unit pricing of 4.9% in the acute, extended and home care markets was offset by an 18.1% lower unit volume in the combined extended and home care markets. Sales revenue from vascular devices and dressings was down $1.8 million, or 25.4%. The following table sets forth, for the periods indicated, the amount of total rental and sales revenue derived from each of our domestic care settings (dollars in thousands):

	Nine months ended September 30,
			Variance
	2003	2002	Dollars	Percent

Acute/extended surfaces	$ 119,744	$ 119,164	$ 580	0.5%
Home surfaces	7,515	7,061	454	6.4
Vascular-compression therapy	5,741	7,585	(1,844)	(24.3)
Other	1,249	1,038	211	20.3
	______	______	_____
Total	$ 134,249	$ 134,848	$ (599)	(0.4)%
	______	______	_____

      The majority of our therapeutic surfaces/other business is generated in the hospital, or acute care, setting. Average acute care rental therapeutic surface units on rent per month remained essentially unchanged compared to the prior-year period, while average pricing increased 1.8% due primarily to product mix changes. Our acute care revenue is fueled by growth in our bariatric line. Extended care rental units decreased 17.6% due to lower overall Medicare Part A reimbursement in nursing homes and continued local and regional competition for our lower-therapy products. Extended care surface rental pricing improved 7.6% over the prior year on average. Home care therapeutic surface revenue increased 6.4% from the prior-year period due to a change in our revenue mix. We experienced increased sales of lower-therapy wound care therapeutic surface units, which, in turn, decreased the rental of therapeutic surfaces in the home care setting. Overall, the average number of domestic therapeutic surface rental units per month for the first nine months of 2003 declined 5.7% as compared to the prior-year period, but this decline was offset by a 4.9% price increase resulting from changes in our product mix. Our vascular business is declining due to a 25.6% decline in unit sales.

      Revenue from our international operating unit for the first nine months of 2003 increased $37.1 million, or 39.6%, over the prior-year period. Favorable foreign currency exchange movements accounted for $16.7 million of the total international revenue increase when compared to the prior year period. The majority of our international revenue is generated in the acute care setting. International rental revenue increased $25.0 million, or 40.2%, from the prior-year period and sales revenue was up $12.2 million, or 38.4%, compared to the prior year. Excluding the effects of foreign currency exchange rate fluctuations, total international revenue increased $20.4 million, or 20.7%, from the prior-year period, rental revenue increased $13.7 million, or 21.0%, and sales revenue increased $6.7 million, or 20.2%. The rental revenue increase reflects a 55.3% increase in V.A.C. systems out on rent along with a 6.0% increase in therapeutic surface rental units on rent, primarily in overlays. We also experienced improved rental pricing for our V.A.C. systems for the nine months ended September 30, 2003 as compared to the same period in the prior year. International surfaces revenue for the first nine months of 2003 was $74.4 million, a $10.9 million, or 17.1%, increase from a year ago. Therapeutic surfaces rental pricings remained essentially unchanged as compared to the prior year. The international sales increase was due to increased demand for V.A.C. systems and related disposables.

Rental Expenses:  Rental, or "field," expenses of $259.8 million for the nine-month period increased $60.5 million, or 30.3%, from $199.3 million in the prior-year period. Rental expenses are variable and fluctuate with revenue. The field expense increase was directly associated with the growth in V.A.C. revenue, such as increased labor of $20.0 million, product licensing expenses of $12.8 million, incentive compensation of $7.4 million, rental equipment depreciation of $5.6 million, marketing expenses of $3.5 million, parts expense of $3.1 million and delivery expense of $2.1 million. Of the $60.5 million variance in rental expenses for the nine months ended September 30, 2003, approximately $12.2 million resulted from favorable foreign currency exchange rate fluctuations. Field expenses for the first nine months of 2003 represented 61.6% of total rental revenue compared to 61.3% in the first nine months of 2002.

Cost of Goods Sold:  Cost of goods sold of $46.4 million in the first nine months of 2003 increased $9.8 million, or 26.7%, from $36.6 million in the prior year due to increased sales of V.A.C. disposables and higher excess and obsolescence inventory reserve provisions related to therapeutic surface products with low demand. Sales margins increased to 63.3% in the first nine months of 2003 as compared to 59.6% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from favorable pricing in our global supply contract for V.A.C. disposables entered into in December 2002.

Gross Profit:  Gross profit in the first nine months of 2003 increased approximately $61.9 million, or 34.4%, to $241.7 million from $179.8 million in the prior year due primarily to the year-to-year increase in revenue resulting from increased demand for V.A.C. systems and related disposables. Gross profit margin in the first nine months of 2003 was 44.1%, up slightly from 43.2% in the prior year due primarily to the increase in revenue discussed above.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses increased $31.4 million, or 30.5%, to $134.1 million in the first nine months of 2003 from $102.7 million in the prior-year period. This $31.4 million variance includes higher administrative costs of $12.1 million associated with hiring 276 personnel for our national call center and billing and collections departments, division labor and incentive compensation of $4.0 million, and product licensing expense of $2.3 million. Additionally, insurance costs of $3.3 million, professional fees of $2.6 million, engineering and manufacturing costs of $1.7 million and medical studies expenses of $1.4 million were all higher in the current period when compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses decreased slightly to 24.5% in the first nine months of 2003 as compared to 24.7% in the first nine months of 2002.

Recapitalization Expenses:  During the third quarter of 2003, we recognized $70.0 million in fees and expenses, excluding $16.3 million charged to interest expense, resulting from the transactions associated with the recapitalization. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Operating Earnings:  Operating earnings for the first nine months of 2003 decreased $39.4 million, or 51.2%, to $37.7 million compared to $77.1 million in the prior-year period primarily due to expenses of $70.0 million recorded related to the recapitalization. Excluding recapitalization expenses, operating earnings would have increased $30.5 million over the prior year period, or 39.6%, to $107.6 million. This increase in operating earnings was directly attributable to the increase in revenue for the period, partially offset by higher operating costs and expenses. Operating margins for the first nine months of 2003, excluding recapitalization expenses, would have been 19.6%, up from 18.5% in the prior year period, due to the increase in revenue.

Non-GAAP Financial Information:  We use earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of leverage capacity and debt service ability. We consider EBITDA to be a key liquidity measure but it should not be considered as a measure of financial performance under GAAP or as an acceptable alternative to GAAP cash flows from operating activities, net income or operating income. Management uses this non-GAAP financial information to measure liquidity and we believe investors use the information for the same purpose. We have provided this supplemental non-GAAP information to demonstrate meaningful information regarding our liquidity on a consistent and comparable basis for the periods presented. Our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies and is not the same as that term is used under our new senior credit agreement. The following table presents a reconciliation of EBITDA to cash flow from operating activities.

	Nine months ended September 30,
	2003	2002
Net earnings	$ 1,692	$ 29,132

Income tax expense	1,015	19,422
Interest expense (1)	41,562	30,877
Depreciation	32,228	24,176
Amortization (2)	479	1,146
	______	_______
EBITDA (3)	76,976	104,753

Provision for uncollectible accounts receivable	5,132	6,946
Amortization of deferred gain/leaseback on
headquarters facility	(782)	(171)
Write-off of deferred loan fees	5,233	-
Non-cash accrual-recapitalization expenses	8,907	-
Non-cash amortization-stock award to directors	92	-
Amortization of loan issuance costs	1,784	1,737
Income tax expense	(1,015)	(19,422)
Interest expense (1)	(41,562)	(30,877)
Change in assets and liabilities net of effects
from purchase of subsidiaries and
recapitalization expenses	98,252	(10,121)
	______	_______
Net cash provided by operating activities	$153,017	$ 52,845
	______	_______

                    (1) Amounts for 2003 include an aggregate of $16,302 in expense for the redemption premium and consent fee paid in connection with the redemption of our 9 5/8% Senior Subordinated Notes due 2007 combined with the write off of unamortized loan issuance costs associated with the previous senior credit facility.
                    (2) Net of amortization of loan issuance costs, which is included in interest expense.
                    (3) 2003 includes recapitalization expenses of $70.0 million.

Interest Expense:  Interest expense in the first nine months of 2003 was $41.6 million compared to $30.9 million in the prior year. This increase is primarily due to expenses related to the recapitalization completed in the third quarter of 2003. Excluding recapitalization expenses, interest expense would have decreased $5.6 million, or 18.2%, to $25.3 million. This decrease was due primarily to the partial paydown on our previously existing credit facility resulting from the $175 million antitrust settlement payment received in January 2003 and lower interest rates on our new senior credit facility and new subordinated notes. (See Notes 2, 5 and 9 of Notes to Condensed Consolidated Financial Statements.)

Net Earnings:  Net earnings of $1.7 million for the first nine months of 2003 decreased $27.4 million, or 94.2%, from the prior-year period primarily due to the expenses recorded related to the recapitalization. Excluding the recapitalization expenses, net earnings would have increased by $26.5 million, or 90.9%, to $55.6 million due to the increase in operating earnings discussed above. Effective tax rates for the first nine months of 2003 and 2002 were 37.5% and 40.0%, respectively.

Liquidity and Capital Resources

General

      We require capital principally for capital expenditures, including the need for additional office space for our expanding workforce, systems infrastructure, debt service, interest payments and working capital. Our capital expenditures consist primarily of manufactured rental assets and computer hardware and software. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period to period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

      Based upon the current level of operations, we believe cash flows from operating activities and availability under the new revolving credit facility will be adequate to meet our anticipated cash requirements for interest payments, debt service, working capital and capital expenditures through 2004. During the first nine months of 2003, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2003 and 2002 (dollars in thousands):

	Nine months ended September 30,
	2003	2002

Net cash provided by operating activities	$ 153,017 (1)	$ 52,845
Net cash used by investing activities	(56,834)	(25,358)
Net cash provided (used) by financing activities	(110,732) (2) (3)	16,708
	______	______
Total	$ (14,549)	$ 44,195
	_____	_____

      (1)  Includes receipt of $107 million, net of taxes and related expenses paid, related to the Hillenbrand antitrust settlement.
      (2)  Includes paydown of $107 million of indebtedness on the old senior credit facility utilizing funds received related to the antitrust settlement.
      (3)  Includes cash recapitalization expenses of $20.7 million.

      At September 30, 2003, cash and cash equivalents of $41.1 million were available for general corporate purposes. Availability under the revolving portion of our new credit facility was $88.7 million, net of $11.3 million in letters of credit, at September 30, 2003.

Working Capital

      At September 30, 2003, we had current assets of $259.2 million, including $31.0 million in inventory, and current liabilities of $111.7 million resulting in a working capital surplus of $147.5 million, compared to a surplus of $243.9 million at December 31, 2002. The paydown of long-term obligations with funds from the payment received pursuant to the Hillenbrand antitrust settlement accounted for a majority of this change. Operating cash flows for the first nine months of 2003 were $153.0 million as compared to $52.8 million for the prior-year period. This increase in operating cash flows was due primarily to the Hillenbrand antitrust settlement, together with higher earnings excluding recapitalization expenses, and improved working capital management.

      During the remainder of 2003, we expect rental and sales volumes for V.A.C. systems and related disposables to continue to increase, which could have the effect of increasing accounts receivable due to extended payment cycles for third party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. For example, our revenue for the first nine months of 2003 grew 31.8% over the prior-year period while our receivables have increased only 23.0% for the same period. If we were to have an increase in accounts receivable, we would expect to manage such an increase with available cash on hand and, if necessary, through increased borrowing under our new revolving credit facility. We expect that cash on hand, cash flow from operations and additional borrowings under our new revolving credit facility will be sufficient to meet our working capital needs.

Capital Expenditures

      During the first nine months of 2003, we made net capital expenditures of $54.3 million compared to $38.8 million in the prior-year period. The period-to-period increase is primarily due to purchases of materials for V.A.C. systems and other high-demand rental products. As of September 30, 2003, we have commitments to purchase new product inventory of $16.6 million over the next twelve months. Other than commitments for new product inventory, we have no material long-term purchase commitments at the end of the period. We expect future demand for V.A.C. systems to increase, which will require increased capital expenditures over time.

Debt Service

      As of September 30, 2003, scheduled principal payments remaining under the 2003 senior credit facility for the years 2003, 2004 and 2005 are $1.2 million, $4.8 million and $4.8 million, respectively.

New Senior Credit Facility

      The new senior credit facility consists of a $480.0 million seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the amounts owing under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of September 30, 2003 (dollars in thousands):

Amount Available
		Amounts	For Additional
Senior Credit Facility	Effective Interest Rate	Outstanding	Borrowing

Revolving credit facility	-	$ -	$ 88,700 (2)
Term loan facility	4.86% (1)	478,800	-
		_______	______
Total		$ 478,800	$ 88,700
		______	_____

      (1) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2003 was 3.89%.

      (2) At September 30, 2003 and October 31, 2003, amounts available under the revolving portion of our credit facility are reduced by $11.3 million of letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

At September 30, 2003 and October 31, 2003, total borrowings under the senior credit facility were $478.8 million.

      The senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, capital expenditures, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

      The senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA, excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

      - for any period of four consecutive quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the ratio of EBITDA, as defined, to consolidated cash interest expense to be less than certain specified ratios ranging from 4.30 to 1.00, for the fiscal quarter ending December 31,
         2003 to 5.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that          quarter;

      - as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, our leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending
         December 31, 2006 and each fiscal quarter following that quarter; or

      - for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to $240.0 million for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter.

As of September 30, 2003 we were in compliance with all covenants under the senior credit agreement.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semiannually in cash on each May 15 and November 15, commencing on November 15, 2003, to the persons who are registered holders at the close of business on May 1 and November 1 immediately preceding the applicable interest payment date. Interest on the notes accrues from and including the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance of the notes. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed. The notes are not entitled to the benefit of any mandatory sinking fund.

      The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 5 of the Notes to Condensed Consolidated Financial Statements.)

      Each guarantor jointly and severally guarantees KCI's obligation under the notes. The guarantees are subordinated to guarantor senior debt on the same basis as the notes are subordinated to senior debt. The obligations of each guarantor under its guarantor senior debt will be limited as necessary to prevent the guarantor senior debt from constituting a fraudulent conveyance under applicable law.

      The indenture governing the notes, limits our ability, among other things, to:

      - incur additional debt;
      - pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments;
      - place limitations on distributions from our restricted subsidiaries;
      - issue or sell capital stock of restricted subsidiaries;
      - issue guarantees;
      - sell or exchange assets;
      - enter into transactions with affiliates;
      - create liens; and
      - effect mergers.

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

      The following chart summarizes interest rate hedge transactions effective during the first nine months of 2003 (dollars in thousands):

		Nominal	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	12/31/02 - 12/31/03	$ 80,000	1.745%	Outstanding
Shortcut	12/31/02 - 12/31/04	$ 100,000	2.375%	Outstanding
Shortcut	08/21/03 - 08/22/05	$ 60,000	2.150%	Outstanding
Shortcut	08/21/03 - 08/22/05	$ 20,000	2.130%	Outstanding
Shortcut	08/21/03 - 08/21/05	$ 20,000	2.135%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.755%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.778%	Outstanding
Shortcut	08/21/03 - 08/21/06	$ 50,000	2.788%	Outstanding

      As of December 31, 2002, two $100 million interest rate swap agreements were in effect to take advantage of low interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under the senior credit facility for a period of two years from the date of issuance. In August 2003, we entered into six new interest rate swap agreements pursuant to which we fixed the rates on an additional $250 million of our variable rate debt. As a result of the eight swap agreements currently in effect as of September 30, 2003, 89.8% of our variable interest rate debt outstanding is fixed. (See Note 5 to Condensed Consolidatd Financial Statements.)

      All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, commencing on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of September 30, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $4.6 million. During the first nine months of 2003 and 2002, we recorded interest expense of approximately $1.6 million and $2.0 million, respectively as a result of interest rate protection agreements.

Long Term Commitments

      We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summaries our contractual cash obligations as of September 30, 2003, for each of the periods indicated (dollars in thousands):

			Operating
Fiscal	Long-Term Debt	Capital Lease	Lease	Purchase
	Amortization	Obligations	Obligations	Obligations	Total

2003	$ 1,350	$ 115	$ 16,805	$ 16,558	$34,828
2004	4,800	12	13,850	-	18,662
2005	4,950	-	11,473	-	16,423
2006	4,950	-	9,790	-	14,740
2007	4,800	-	7,633	-	12,433
2008	4,800	-	3,695	-	8,495
Thereafter	658,600	-	12,655	-	671,255

Critical Accounting Policies

      The SEC defines critical accounting policies as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. In preparing our financial statements in accordance with generally accepted accounting principles in the United States, we must often make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions include those described below. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

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

      We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Reductions to rental revenue are recorded to provide for payment adjustments including capitation agreements, evaluation/free trial days, credit memos, rebates, pricing adjustments, utilization adjustments, cancellations and payer adjustments. In addition, we establish reserves against revenue to allow for uncollectible items relating to unbilled receivables over 60 days old and patient co-payments, based on historical collection experience.

Accounts Receivable-Allowance for Doubtful Accounts

      We utilize a combination of factors in evaluating the collectibility of account receivables. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items beginning at 60 days after the end of service or usage. Items that remain unbilled for more than 90 days or beyond an established billing window are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for bad debt based on the length of time that the receivables are past due. The reserve rates vary by payer group and are based upon our historical experience on a weighted average basis. The reserves range in value from 0% for current amounts to 50% for amounts over 180 days for most payer groups and 100% for certain higher risk payers. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

Goodwill and Other Intangible Assets

      Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), Goodwill and Other Intangible Assets, in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

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

      The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

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

Long-Lived Assets

      Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (30 to 40 years for buildings and between three and five years for most of our other property and equipment) of the assets. We have not had an event that would indicate impairment of our tangible long-lived assets. If an event were to occur, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

Income Taxes

      We operate in multiple tax jurisdictions both inside and outside the United State, with different tax rates, accordingly we must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. In the normal course of our business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. We believe our income tax accruals are adequate to cover exposures related to such potential changes in income allocations between jurisdictions. To the extent additional information becomes available, such accruals are adjusted to reflect probable outcomes.

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

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, or ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation is now effective for fiscal years or interim periods ending after December 15, 2003. FIN 46 addresses accounting for, and disclosure of, variable interest entities. FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We adopted the provisions of FIN 46 for post-January 31, 2003 variable interest entities during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations. We continue to evaluate the potential effects of the consolidation provisions of FIN 46 that will be adopted during the fourth quarter of 2003.

      Specifically, we are evaluating the consolidation provisions of FIN 46 on our beneficial ownership of two Grantor Trusts, which we acquired in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash of $7.2 million and $7.6 million, respectively. At the date of the acquisition, the Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in event of a default is limited to the Trusts assets.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after September 30, 2003, to have a material effect on our financial condition or results of operations.

      On May 15, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have applied the terms of SFAS 150 to the convertible preferred stock issued as a part of the recapitalization and determined that it should be classified as equity and will be reported in the mezzanine section of our balance sheet. All dividends paid or accrued on the preferred stock will be reported as dividends in the Condensed Consolidated Statements of Operations.

RISK FACTORS

Our business faces significant risks. You should carefully consider the risks described below together with all other information in and incorporated by reference into this report.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the 7 3/8% Senior Subordinated Notes due 2013.

      We have a significant amount of debt. As of September 30, 2003, we had $689.0 million of outstanding indebtedness (long-term debt, capital lease obligations and our liability associated with interest rate swaps) and a shareholders' deficit of $580.1 million. This level of indebtedness could have important consequences, including the following:

     - it may be difficult for us to satisfy our obligations under our new senior credit facility and the notes;
     - we may have to use a significant amount of our cash flow for scheduled debt service rather than for operations;
     - we may be less able to obtain other debt financing in the future;
     - we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;
     - our vulnerability to general adverse economic and industry conditions could be increased; and
     - we could be at a competitive disadvantage to competitors with less debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

      We expect to obtain the money to make payments on our debt and to fund working capital, capital expenditures and other general corporate requirements in part from our operations and the operations of our subsidiaries. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. Our ability to refinance will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Restrictive covenants in the new senior credit agreement and the indenture may restrict our ability to pursue our business strategies.

The indenture governing the 7 3/8% Senior Subordinated Notes due 2013 and the new senior credit facility limit our ability, among other things, to:

     - incur additional indebtedness or contingent obligations;
     - pay dividends or make distributions to our shareholders;
     - repurchase or redeem our stock;
     - make investments;
     - grant liens;
     - make capital expenditures;
     - enter into transactions with our shareholders and affiliates;
     - sell assets; and
     - acquire the assets of, or merge or consolidate with, other companies.

      The senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

     - for any period of four consecutive quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the ratio of EBITDA to consolidated cash interest expense to be less than certain specified ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 5.50 to
        1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter;

     - as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from
        4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending
        December 31, 2006 and each fiscal quarter following that quarter; or

     - for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to $240.0 million for the fiscal quarter ending December 31,
        2006 and each fiscal quarter following that quarter.

      We may not be able to maintain these ratios. Covenants in the new senior credit facility may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

      If we default under the new senior credit facility, we could be prohibited from making any payments on the 7 3/8% Senior Subordinated Notes due 2013. In addition, the lenders under the new senior credit facility could require immediate repayment of the entire principal. If those lenders require immediate repayment, we may not be able to repay them and also repay the notes in full. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under the new senior credit facility, or if we are unable to maintain the financial ratios under the new senior credit facility, we will be in default under the credit agreement, which could, in turn, cause a default under the notes, the related indenture and any other debt obligations that we may incur from time to time.

Despite our substantial debt, we may incur additional indebtedness, including senior debt, which would increase the risks described above.

      We may be able to incur additional debt, including senior debt, in the future. The indenture for the 7 3/8% Senior Subordinated Notes due 2013 and our new senior credit facility do not completely prohibit us from incurring additional debt. As of September 30, 2003, we had $88.7 million (net of outstanding letters of credit of $11.3 million) of total availability for potential borrowing under our new revolving credit facility, subject to our compliance with the financial and other covenants included in our new revolving credit facility. Any future borrowings we make under our new revolving credit facility will be senior to the new notes and the subsidiary guarantees. In addition, the indenture allows us to incur debt that may be senior to the notes. If new debt is added to KCI's and its subsidiaries' current debt levels, the risks related to KCI and the subsidiary guarantors' abilities to service that debt and its impact on our respective operations that we and they now face could increase.

Risks Related to Our Business

We face significant competition which may cause us to lose business.

      The competition for our V.A.C. systems in wound healing and tissue repair consists in large part of wound-healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, advanced wound care dressings, skin substitutes, products containing growth factors and medical devices used for wound care. Recently, BlueSky Medical Corporation introduced a medical device which has been marketed to compete with the V.A.C. system. We have filed suit against BlueSky and related parties seeking to enjoin their continued marketing and sales of the device, which we believe infringes our patent rights (see "Part II-Other Information. Item 1. Legal Proceedings"). If any product similar to the V.A.C. system is introduced into the market by a legitimate competitor and protections afforded us under intellectual property laws do not operate to prevent the sale of the product, we could lose market share or experience downward pricing pressure from decreased demand.

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

      We place considerable importance on obtaining and maintaining patent protection for our products. We have numerous patents on our existing products and processes and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patent may not provide us with competitive advantages. We would incur substantial costs and diversion of management resources if existing disputes are not resolved amicably, or if we have to assert our patent rights against others. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our products. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so quickly.

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

      We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights. Such protections may not prove adequate and such contractual agreements may be breached. We may not have adequate remedies for any such breaches, and our trade secrets may otherwise become known to or independently developed by others. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. Our trademarks may be used by unauthorized third parties, and we may not be able to stop such unauthorized use if it occurs. We also have agreements with third parties that provide for licensing of patented or proprietary technologies. These agreements include royalty-bearing licenses. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

We may be sued by third parties for alleged infringement of their proprietary rights, which could harm our competitive position.

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

Because we depend on revenue from sales and rental of V.A.C. products, our financial condition could suffer if V.A.C. sales and rentals do not grow.

      For the nine-month period ended September 30, 2003, we derived 61.9% of our revenue from V.A.C. sales and rentals. We expect that sales and rentals of V.A.C. products will continue to be the predominant source of our revenue for the foreseeable future. If revenue from our V.A.C. sales and rentals does not grow as we anticipate, our results of operations and financial condition could suffer.

Health care reform could decrease demand for our products.

      There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. In the past, these have included freezes in annual payment updates, cuts in payment reimbursement amounts and efforts to competitively bid durable medical equipment. Similar legislative efforts in the future could negatively impact demand for our products.

Changes to third-party reimbursement policies could reduce the reimbursement we receive for our products.

      Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third party payers, including Medicare, Medicaid and private insurance programs. We also act as a DME supplier and, as such, we furnish our products directly to customers and bill third-party payers such as Medicare, Medicaid and private insurance. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products could decrease. In addition, in the event any public or private third-party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursements. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, the outcome of future coverage or payment decisions for any of our products by governmental or private payers remain uncertain.

      The Medicare Part B coverage policy covering V.A.C. systems is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures, which can result in extended payment cycles. This has made billing home care payers more complex and time consuming than billing other payers. In 2003, the Centers for Medicare and Medicaid Services issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease.

If we are not able to timely collect reimbursement payments, our financial condition may suffer.

      As of September 30, 2003, we had $170.6 million of receivables outstanding, net of reserves of $34.1 million for doubtful accounts, and for the twelve-month period ended September 30, 2003, our receivables were outstanding for an average of 79 days. If our collection policies and procedures are not effective, we may not be able to timely collect our reimbursement payments.

We may be subject to claims audits which would harm our business and financial results.

      As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to government scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the Durable Medical Equipment Regional Carriers, or DMERCs which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use involve audits of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us.

      For example, we recently received the results of a routine review conducted by the DMERC for Region A. The review included a sample of 30 claims billed to Medicare for negative pressure wound therapy pumps and supplies between October 1, 2000, and December 31, 2001, from each of our top three billing locations in Region A. In their first review, the DMERC identified certain medical record documentation deficiencies. This resulted in an alleged overpayment of approximately $620,000. In rebuttal of those decisions, we submitted supplemental documentation to the Region A DMERC. After review of the additional information, the DMERC reduced the total amount of total overpayment to approximately $110,000. We are also reviewing the rebuttal decisions to determine which, if any, of the denied claims should be appealed for review by an administrative law judge.

      Also, in December 2002, we submitted a written request to the medical directors of the four DMERCs in which we requested clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. In September 2003, we learned that one of the DMERCs published in its regional newsletter an interpretation of the policy consistent with its June response. Also in September 2003, we began to experience an increase in Medicare Part B denials for V.A.C. placements. Although difficult to quantify, we estimate that the reimbursement coverage issues under the DMERCs' policy relate to less than 10% of our Medicare V.A.C. revenue, or approximately 1% of our overall revenue. We have provided the medical directors with a response to their interpretation and have spoken to one of the DMERC medical directors to support our interpretation of the policy. We intend to continue working with the medical directors in an effort to clarify the policy while at the same time maintaining coverage for all Medicare Part B beneficiaries for whom V.A.C. treatment is medically necessary. In the event that the medical directors do not agree to revise their interpretations on these issues, the rate of V.A.C. revenue growth could be impacted.

      In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation.

Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any supplier.

      We obtain some of the components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., or Avail, for V.A.C. disposables, effective October 2002 for our U.S.-related orders and mid-2003 for our international-related orders. This supply agreement has a three-year term with an automatic extension for an additional twelve months if neither party gives notice of termination. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. The need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs.

Our rates may decline or be less predictable due to the economic, political and other risks associated with our high percentage of international sales.

      For the nine-month period ending September 30, 2003, approximately 24% of our revenue, and approximately 15% of our operating earnings (excluding the Hillenbrand settlement and recapitalization expenses), were derived from our international segment. We intend to continue to expand our presence in international markets. Accordingly, our future results could be harmed by a variety of factors, including:

     - the difficulties in enforcing agreements and collecting receivables under many foreign countries' legal systems;
     - the longer payment cycles associated with many foreign customers;
     - the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;
     - fluctuations in exchange rates, which may affect products demand and adversely affect the profitability, in U.S.
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

We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could limit out ability to distribute our products and could cause us to incur significant compliance costs.

      Substantially all of our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new regulations, such as the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, that regulate the way we do business will result in increased compliance costs.

      We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, privacy and security of individually identifiable health information, standardization of electronic data transactions and code sets, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could cause us to incur significant compliance costs.

      We are also subject to various federal and state laws pertaining to health care fraud and abuse, including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services has launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although we believe our business arrangements comply with federal and state fraud and abuse laws, our practices may be challenged under these laws in the future.

Product liability claims could expose us to significant costs associated with adverse judgments or could reduce the demand for our products.

      The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. If a product liability claim is successfully asserted against us and we become liable for amounts in excesses of our insurance coverage, we could be responsible for potentially large litigation damage awards and costs and expenses in litigating such a claim.

Our voting stock is controlled by three principal shareholders, whose interests may conflict with those of the holders of the new notes.

      As of November 10, 2003, Dr. Leininger, who is our founder and a member of our board of directors, 30.7% of our outstanding shares of voting stock, which consists of common stock and preferred stock entitled to the same voting rights as our common stock. In addition, Fremont Partners, L.P. owns 36.4% of our outstanding shares of voting stock and Blum Capital Partners, L.P. owns 24.1% of our outstanding shares of voting stock. As a result of this ownership, Dr. Leininger, Fremont Partners, L.P. and Blum Capital Partners, L.P. are able to direct our affairs and to approve any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our articles of incorporation and approval of mergers or sales of substantially all our assets. The interests of our principal shareholders may conflict with the interests of the holders of the new notes.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Our 2003 senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under the senior credit facility for a period of two years from the date of issuance. As of September 30, 2003, we have eight interest rate swap agreements pursuant to which we have fixed the rates on $430.0 million of our variable rate debt as follows:

            1.745% per annum on $80 million of our variable rate debt through December 31, 2003;
            2.375% per annum on $100 million of our variable rate debt through December 31, 2004;
            2.150% per annum on $60 million of our variable rate debt through August 22, 2005;
            2.130% per annum of $20 million of our variable rate debt through August 22, 2005;
            2.135% per annum on $20 million of our variable rate debt through August 21, 2005;
            2.755% per annum on $50 million of our variable rate debt through August 21, 2006;
            2.778% per annum on $50 million of our variable rate debt through August 21, 2006;
            2.788% per annum on $50 million of our variable rate debt through August 21, 2006.

As a result of the eight swap agreements currently in effect as of September 30, 2003, 89.8% of our variable interest rate debt outstanding is fixed.

      All interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, commencing on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of September 30, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $4.6 million.

      The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rated by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the field curve at the reporting date (dollars in thousands):
	September 30, 2003
	Expected maturity date
							Fair
	2003	2004	2005	2006	Thereafter	Total	Value
Long-term debt
Fixed rate	$ 150	-	$ 150	$ 150	$205,000	$205,450	$211,100
Average interest rate	7.000%	-	7.000%	7.000%	7.375%	7.374%

Variable rate	$ 1,200	$ 4,800	$ 4,800	$ 4,800	$463,200	$478,800	$478,800
Average interest rate	3.890%	3.890%	3.890%	3.890%	-	3.890%

Interest rate swaps (1)
Variable to fixed	$80,000	$100,000	$100,000	$150,000	-	$430,000	$ (4,601)
Average pay rate	1.745%	2.375%	2.143%	2.780%	-	2.343%
Average receive rate	1.140%	1.140%	1.140%	1.140%	-	1.140%

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

      We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $16.4 million for the nine months ended September 30, 2003. It is estimated that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2003 would change our net income for the nine months ended September 30, 2003 by approximately $1.2 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      In August 2003, KCI and Wake Forest University filed a lawsuit against BlueSky Medical Corporation and related parties alleging infringement of multiple claims under two V.A.C. patents arising from the manufacturing and marketing of a medical device by BlueSky. KCI and Wake Forest have asserted additional related claims which, together with the infringement claims, we believe are meritorious. Otherwise, there have been no material changes from the information provided in KCI's Annual Report on Form 10-K for the year ended December 31, 2002 in regard to legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 11, 2003, KCI issued $205 million in principal amount of 7 3/8% Senior Subordinated Notes due 2013 in an unregistered offering to qualified institutional buyers under Securities Act Rule 144A and outside the United States in compliance with Regulation S. For a description of the notes, see Note 5 of the Notes to the Condensed Consolidated Financial Statements. Also on August 11, 2003, KCI issued $263.8 million of Series A Convertible Participating Preferred Stock to accredited investors in compliance with Regulation D. The preferred stock ranks senior to common stock with respect to liquidation and dividends and is mandatorily redeemable with the passage of time. Except as otherwise provided by law, holders of preferred stock are entitled to vote together with our common shareholders and are entitled to vote on an as-converted basis. For a more complete description of the preferred stock, see Note 6 of Notes to the Condensed Consolidated Financial Statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the third quarter of 2003, a special meeting of shareholders was held on August 1, 2003 to consider and act on the following items:

     - The adoption of an amendment to the Articles of Incorporation of KCI authorizing a class of preferred stock and giving the board of directors authority to fix and determine the designations, preferences, limitations and relative rights of the preferred stock and any series thereof; and

     - The approval and adoption of the 2003 Non-employee Director Stock Plan.

The shareholders adopted both of these items with 70,927,426 votes cast in favor of their adoption and no votes cast against or abstaining.

        ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

        A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.2 to our Registration Statement on form S-4 filed on September 29, 2003, as thereafter amended).
3.3	Amended and Restated By-Laws of KCI (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
4.1

Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to our Registration Statement of Form S-4 filed on September 29, 2003, as thereafter amended).

4.2

Form of Series B 7 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1) (filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.1

Registration Rights Agreement, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as Placement Agents (filed as Exhibit 10.1 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.2	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.3	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.4

Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.5

Series A Preferred Stock Purchase Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors, and the Director Investors (filed as Exhibit 10.5 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.6

Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.7

Statement of Designations, Preferences and Rights of the Series A Convertible Participating Preferred Stock of Kinetic Concepts, Inc. (filed as Exhibit 10.7 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

10.8	Agreement Among Shareholders, dated as of November 5, 1997 (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.9	Joinder and Amendment Agreement, dated as of June 25, 2003 (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.10	Waiver and Consent, effective as of September 27, 2002 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.11	Amendment and Waiver, dated as of August 11, 2003 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer

*Exhibit filed herewith.

       (b)   Reports on Form 8-K

             1.   Current Report on Form 8-K dated July 14, 2003. Regulation FD disclosure furnishing a press release detailing financial results for the three months and six months ended June 30,2003.

             2.   Current Report on Form 8-K dated July 15, 2003 announcing the Company's intent to offer senior subordinated notes.

             3.   Current Report on Form 8-K dated July 24, 2003 announcing the pricing of the Company's senior subordinated notes.

             4.   Current Report on form 8-K dated August 1, 2003 announcing the commencement of a consent solicitation relating to the Company's 9 5/8% senior subordinated notes due 2007.

             5.   Current Report on Form 8-K dated August 12, 2003 announcing that the Company has completed key aspects of a recapitalization transaction.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     KINETIC CONCEPTS, INC
                                                                                     (REGISTRANT)

                                                                                     By:   /s/ DENNERT O. WARE

Date: November 13, 2003                                      ____________________________
                                                                                     Dennert O. Ware
                                                                                     President and Chief Executive Officer

                                                                                     By:   /s/ MARTIN J. LANDON

Date: November 13, 2003                                      ____________________________
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

Date: November 13, 2003

                                                                  /s/ Dennert O. Ware
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

Date: November 13, 2003

                                                              /s/ Martin J. Landon
                                                          Martin J. Landon
                                                          Vice President and Chief Financial Officer (Acting)