Form 10-K
period 2003-12-31
KINETIC CONCEPTS INC /TX/
filed 2004-03-29
CIK 831967

Use these links to rapidly review the document
TABLE OF CONTENTS (Quicklinks)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 001-09913

KINETIC CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1891727 (I.R.S. Employer Identification No.)
8023 Vantage Drive San Antonio, Texas 78230 Telephone Number: (210) 524-9000 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 10, 2004 was $1.1 billion, based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

        As of March 10, 2004, there were 64,813,515 shares of the registrant's common stock outstanding.

        Documents Incorporated by Reference: None

TABLE OF CONTENTS
(Quicklinks)

KINETIC CONCEPTS, INC.
FORM 10-K
TABLE OF CONTENTS

TRADEMARKS

        The following terms used in this report are our trademarks: AirMaxxis™, AtmosAir™, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir™ II, KCI®, KinAir™ III, KinAir™ IV, KinAir™ MedSurg™, Kinetic Concepts®, Kinetic Therapy™, Maxxis® 300, Maxxis® 400, MiniV.A.C.™, PediDyne™, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.™, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne® Proventa™, TriCell®, V.A.C.®, V.A.C.®ATS™, V.A.C.® Freedom™, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill™. All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        This report contains forward-looking statements. When used in this report, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements. All of the forward-looking statements contained in this report are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve risks and uncertainties beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure any reader that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements. Any such differences could result from a variety of factors, including the following:

  •
  foreign and domestic economic and business conditions;

  •
  demographic changes;

  •
  government regulations and changes in, or our failure to comply with, government regulations;

  •
  changes in the health care reimbursement policies of Medicare Part B or other governmental or private payers;

  •
  competition;

  •
  the loss of any significant customers;

  •
  restrictions imposed on us due to our significant indebtedness;

  •
  our ability to effectively protect our intellectual property and not infringe on the intellectual property of others;

  •
  loss of any significant suppliers, especially sole-source suppliers;

  •
  failure of the home care market to continue expanding as we expect;

  •
  failure of V.A.C. therapy to gain home care reimbursement in Europe and other locations;

  •
  any deviation from our expectations for increases in rental and sales volumes for V.A.C. systems and related disposables;

  •
  any deviation from our expectations of the impact of the recapitalization on our business going forward;

  •
  any deviation from our expectations for increases in future demand for V.A.C. systems;

  •
  liability resulting from litigation; and

  •
  other factors discussed elsewhere in this report.

In this report, unless the context requires otherwise, the words "we," "our," "us," and "KCI" refer to Kinetic Concepts, Inc.

PART I

ITEM 1. BUSINESS

        Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products which can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia. From 2000 to 2003, we increased revenue at a compound annual growth rate of 29.5%.

Recent Developments

        On March 22, 2004, we made a prepayment of $50.0 million on our new senior credit facility.

        On March 10, 2004, we launched an exchange offer to all holders of our 7 3/8% Senior Subordinated Notes due 2013 pursuant to which the holders may exchange their notes for a new issue of notes pursuant to a registration rights agreement and a Registration Statement on Form S-4 declared effective on March 2, 2004 by the SEC. The exchange notes will be identical in all material respects to the notes being exchanged, except that the exchange notes will not contain terms restricting their transfer or any terms related to registration rights. For each note surrendered pursuant to the exchange offer and not withdrawn by the holder, the holder of the note will receive an exchange note having the principal amount equal to that of the surrendered note. The exchange notes will bear interest from the most recent date on which interest has been paid on the original notes. The exchange offer and withdrawal rights will expire at 5:00 p.m., New York City time, on April 7, 2004, unless terminated or extended by us.

        On February 27, 2004, we closed an initial public offering of our common stock, consisting of 20,700,000 shares of common stock. Of these shares, 3,500,000 were newly issued shares sold by us and 17,200,000 shares were outstanding shares sold by the selling shareholders, including 2,700,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as joint book-running managers, Credit Suisse First Boston LLC and Goldman, Sachs & Co. acted as joint lead managers and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Piper Jaffray & Co. and SG Cowen Securities Corporation acted as co-managers.

        Upon the closing of the initial public offering, we issued an irrevocable notice to the holders of our 7 3/8% Senior Subordinated Notes due 2013 to redeem $71.75 million principal amount of such notes on March 29, 2004 pursuant to a provision in the indenture governing the notes that permits us to use all or a portion of the net cash proceeds of an equity offering to redeem the notes at a redemption price equal to 107.375% of their principal amount plus accrued and unpaid interest.

        All of the then-outstanding shares of our Series A convertible preferred stock were automatically converted into 19,199,520 shares of common stock upon the closing of the initial public offering.

        On August 11, 2003, we completed funding for a recapitalization of KCI. Prior to the recapitalization, we had $208.2 million of term loans outstanding under our previously existing senior credit facility with varying maturities through 2006, with approximately $58.2 million due in 2004. In addition, our previously existing $50.0 million revolving credit facility was scheduled to expire in late 2003. In order to address the approaching maturities, obtain greater financial flexibility, take advantage of favorable debt capital markets and interest rates near 50-year historical lows, and provide liquidity to our existing shareholders, we:

  •
  entered into a new senior credit facility comprised of a $100.0 million revolving credit facility that matures on August 11, 2009 and a $480.0 million term loan facility that matures on August 11, 2010;

  •
  issued $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013; and

  •
  issued $263.8 million of Series A convertible preferred stock.

        Proceeds from the recapitalization were used to repay $208.2 million due under our previously existing senior credit facility, redeem all $200.0 million of our then-outstanding 9 5/8% Senior Subordinated Notes due 2007, repurchase approximately 30.0 million shares of our then-outstanding common stock and approximately 4.7 million vested stock options at a price equal to $17.00 per share, and pay fees and expenses associated with the recapitalization.

Clinical Applications

        Our advanced medical systems and therapeutic surfaces address four principal clinical applications:

Wound Healing and Tissue Repair

        Based on third-party research commissioned by KCI, we believe that of the more than 10 million wounds treated worldwide by doctors, hospitals and clinics each year, approximately 10%-15% are complex, life threatening or difficult-to-treat conditions. Based on our analysis of this data, we estimate that the annual market opportunity in the United States for V.A.C. systems is approximately one million patients, representing approximately $2.3 billion in revenue. We also believe there is a significant market for V.A.C. systems internationally. We expect these markets to continue to grow as a result of several factors, including the acceptance of V.A.C. therapy as a treatment for additional wound types, medical trends such as continued growth in the incidence of diabetes, and the aging population. V.A.C. is now the leading revenue-generating product line used to treat these serious wounds.

        In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes), burns covering a large portion of the body and serious pressure ulcers present special challenges to the physician. These are often deep and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult—or in the worst cases, impossible—to treat quickly and successfully with more conventional products. In addition, when surgeons use skin grafts to close wounds, a substantial portion of the closures are not fully effective. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk of treating these patients in health care facilities, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our V.A.C. Classic and V.A.C.ATS systems are designed to meet these needs by quickly reducing edema, managing exudate, reducing infection risk, and stimulating the growth of healthy, vascularized granulation tissue.

        In the extended care and home care settings, different types of wounds—with different treatment implications—present the most significant challenges. Although a substantial number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the home care setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system or immune deficiencies that interfere with the body's normal wound healing processes. Diabetic ulcers, arterial and venous insufficiency wounds and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit the patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies, such as hydrocolloids, hydrogels and alginates. Physicians and nurses look for therapies that can promote the healing process and overcome the obstacles of the patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the home care setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies which are minimally disruptive to their lives. Our Mini V.A.C. and V.A.C. Freedom systems are designed to allow patients mobility to conduct normal lives while their wounds heal.

Therapies to Treat Complications of Immobility

        The most critically ill patient population is cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical attention. Patients seen in the ICU usually suffer from serious acute and chronic complications from a wide variety of diseases and traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome, directly resulting from their conditions or stemming from their impaired mobility. Mobility is essential to human physiology. When a patient cannot mobilize normally, due to spinal cord injury, stroke, trauma or other medical condition, fluids tend to accumulate and the patient is at risk of developing pneumonia, blood clots and other medical problems. Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. In 2001, there were approximately 1.0 million ICU patients in the United States with pulmonary complications. Treating pulmonary complications requires special equipment and treatment methods. Because of the aggressive and specialized treatments required to address these life-threatening conditions, daily patient care costs in the ICU are relatively high. Our Kinetic Therapy systems provide mobility to patients who cannot mobilize by themselves. These systems are designed to meet the special needs of ICU patients and have been shown in independent clinical studies to reduce the incidence of certain pulmonary complications and length of stay in the ICU. Our specialized therapies for ICU patients include the Roto Rest Delta, Triadyne II and TriaDyne Proventa for the prevention and treatment of pulmonary complications associated with immobility.

Wound Treatment and Prevention

        Our therapeutic surfaces for pressure relief and pressure reduction provide therapy in the treatment of pressure sores, burns, ulcers, skin grafts and other skin conditions. They also help prevent the formation of pressure sores that develop in certain immobile individuals by reducing the amount of pressure on a patient's skin through the use of surfaces supported by air, foam, silicon beads, or viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. In addition to providing pressure relief and pressure reduction, some of our products provide a pulsing of the surface cushions, known as pulsation therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of a minimum of 20 degrees.

Bariatric Care

        We offer a line of bariatric products, which are designed to accommodate obese individuals by providing the support they need and enabling hospital staff to care for them in a safe and dignified manner. Our bariatric care products generally are used for patients weighing from 300 to 600 pounds, although some are expandable and can accommodate patients weighing up to 1,000 pounds. These individuals are often unable to fit into standard-sized beds and wheelchairs. Our most sophisticated bariatric care products can serve as a bed, chair, weight scale and x-ray table, and they provide therapeutic functions like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling obese patients increases the risk of injury to health care personnel. We believe that these products enable health care personnel to treat these patients in a manner that is safer for health care personnel and more dignified for the patient.

Products

        We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome driven therapies across multiple care settings.

Wound Healing and Tissue Repair

        Our five wound healing and tissue repair systems incorporate our proprietary V.A.C. technology. A V.A.C. system consists of the therapy unit and four types of disposables: a foam dressing, an occlusive drape, a tube system connecting the dressing to the therapy unit and a canister. The therapy unit consists of a pump that generates negative pressure and internal software that controls and monitors the application of the therapy. The therapy can be programmed for individualized use. Recent advancements, which are incorporated in our V.A.C.ATS and V.A.C. Freedom, enable the unit to flexibly control the time, rate and application of negative pressure to the wound and adapt its operations as it senses the progress of the application of the therapy to the originally targeted levels. The V.A.C.ATS and V.A.C. Freedom units also respond in real time to problems encountered during use and alerts users to any blockage or other interference with the pre-set protocol. The system has a number of on screen user assist features such as treatment protocols and suggestions to address specific patient issues.

        The negative pressure therapy is delivered to the wound bed through a proprietary foam dressing cut to fit the wound size. The dressing is connected to the therapy unit through a tube which both delivers the negative pressure and senses the pressure delivered to the wound surface. An occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. Negative pressure can also be applied intermittently to the wound site, which we believe further accelerates the growth of granulation tissue. The canister collects the fluids, or exudates, and helps reduce odors through the use of special filters. V.A.C. dressings are typically changed every 48 hours for non-infected wounds versus traditional dressings which often require dressing changes one or more times per day. Our original V.A.C. dressings were designed either to maximize granulation tissue growth in large open wounds or to help close superficial wounds where excessive granulation is undesirable. Newer versions address the unique physical characteristics of wounds such as diabetic foot ulcers and abdominal compartment syndrome.

        Each of our wound healing and tissue repair systems is targeted to meet the needs of specific care settings and wound or patient requirements.

    •
    The V.A.C.ATS System was introduced in 2002 to meet the acute care requirements for a flexible, easy-to-use, high-capacity system that is effective with the largest and most challenging trauma, orthopedic reconstruction and abdominal wounds. The V.A.C.ATS incorporates advanced features and controls to provide flexibility to customize the treatment protocol to the requirements of different wound types and physician preferences. It also incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. It also incorporates smart alarms that help ensure patient safety, and simplifies dressing changes.

    •
    The V.A.C. Instill System was introduced in 2003 to add additional therapy capability to V.A.C. systems. The V.A.C. Instill combines the ability to instill fluids into the wound with V.A.C. therapy. Any fluid approved for topical use—including antibiotics, antiseptics and anesthetics—can be instilled, making the system particularly well suited for infected and painful wounds. Future uses could include cytokines, growth factors, or other agents to stimulate wound healing. Because the system is based on the V.A.C.ATS system, it also includes all the capabilities and features of the V.A.C.ATS.

    •
    The V.A.C. Freedom System, also introduced in 2002, was designed to meet the requirements for a robust, lightweight, high-performance product suitable for patients who are able to walk and are not confined to bed. Similar to the V.A.C.ATS system, it incorporates advanced features and T.R.A.C. technology, but in a 3.2 pound package adapted for convenient unobtrusive use by more active patients. It also includes special filters that help reduce wound odor, a common and embarrassing problem for many ambulatory wound patients, and a controlled drawdown feature that helps reduce pain when therapy is initiated. While the design of the V.A.C. Freedom system addresses the treatment needs of chronic wound patients, its 300 cc canister capacity also makes it appropriate for patients with highly exudating wounds.

    •
    The Mini V.A.C. System was specially designed for patients who need high levels of mobility. At 2.2 pounds, it provides a convenient solution for patients needing advanced wound healing performance in a highly portable package. It is best suited for smaller and drier wounds due to its smaller canister.

    •
    The V.A.C. Classic System, launched in 1995, is a first-generation system that provides the basic therapeutic functionality and wound healing capability of our other V.A.C. products. For those who do not require the advanced features of our newer V.A.C. products, it provides our most economical advanced wound-healing package.

        The superior clinical efficacy of our V.A.C. systems is supported by an extensive collection of published clinical studies. V.A.C. systems have been reviewed in at least 92 peer reviewed journal articles, 160 abstracts, 21 case studies and 22 textbook citations. Of these, the research for six articles and 12 abstracts was funded by research grants from KCI.

        In addition, we are conducting 10 prospective, randomized and controlled multicenter clinical studies specifically designed to provide statistically significant evidence of V.A.C. therapy's clinical efficacy for treating a wide range of targeted wound types. These clinical studies are managed by our 27-member medical department.

Products Treating Complications of Immobility

        Our Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, Roto Rest Delta and PediDyne Therapy System. The TriaDyne Therapy System product line is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriDyne Therapy System also accomodates prone therapy with the proning accessory kit, percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. We have recently introduced an extension for the TriaDyne line which is designed to make it easier to move patients into the prone position when lying on a hospital bed. The Roto Rest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications. The Roto Rest Delta has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis. The most advanced rotational therapy, Kinetic Therapy, has been clinically researched in at least 14 randomized clinical trials, 38 peer reviewed articles, 10 other published articles, 40 abstracts, 15 case studies and three textbook citations. Of these, the research for 10 articles, 29 abstracts and 15 case studies was funded by research grants from KCI.

Wound Treatment and Prevention

        We offer a wide variety of therapeutic surfaces for wound treatment and prevention, providing pressure relief, pressure reduction, pulsation, alternating pressure, and a continuous turn of a minimum of 20 degrees. Most of our therapy beds and surfaces incorporate the exclusive use of GoreTex® fabric in the patient contact areas to provide an ideal microclimate for skin protection and moisture control. Our pressure relief products include a variety of framed beds and overlays such as the KinAir III, KinAir MedSurg and KinAir IV framed beds; the FluidAir Elite and FluidAir II bead beds; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage and TriCell overlays, the AtmosAir family of non-powered, dynamic mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the TheraPulse and TheraPulse ATP framed beds and the DynaPulse overlay. Our alternating pressure or air cycling products include a powered model of the AtmosAir, and the Intercell. Our turn assist products include the KinAir IV, Therapulse ATP, and a powered AtmosAir model.

        The KinAir III, KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The FirstStep family of overlays is designed to provide pressure relief and help prevent and treat pressure sores. The AtmosAir family are for-sale mattress replacement products that have been shown to be effective for the treatment and prevention of pressure sores in a series of hospital-based case studies. The proprietary AtmosAir with Self Adjusting Technology ("SAT") utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief. The RIK mattress and the RIK overlay are static, non-powered products that provide pressure relief using a patented viscous fluid and a patented anti-shear layer. The Therarest mattress is a static pressure-reducing, for sale mattress used for the prevention of pressure ulcers.

        The TheraPulse and TheraPulse ATP framed beds and the DynaPulse overlay provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulatory problems. A less aggressive form of pulsation known as alternating pressure or air cycling is provided by a powered version of the AtmosAir and Intercell.

        The KinAir IV, Therapulse ATP and a powered AtmosAir model all provide turn assist of a minimum of 20 degrees to each side. Turn Assist helps the caregiver reposition and/or turn a patient in order to provide patient care and pressure relief.

Bariatric Care

        Our bariatric products provide a range of therapy options and the proper support needed by obese patients and enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir therapy system, which can serve as a bed, cardiac chair or x-ray table. The BariAir provides low air loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today and because of this, it is our most frequently used bariatric product. It provides a risk management platform for patients weighing up to 850 pounds. It is a front exit bed with the ability to convert to a cardiac chair position. In 1996, we introduced the FirstStep Select Heavy Duty overlay which, when placed on a BariKare bed, provides pressure-relieving low air loss therapy. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and Maxxis 400 provide a home care bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

        The newest product in our bariatric product line is the BariMaxx II. The BariMaxx II provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. Additionally, the BariMaxx II side exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. Our bariatric beds are now combined with an EZ-Lift patient transfer system and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric offering.

Customers

        We have broad reach across all health care settings. In the United States, for example, we have relationships with over 3,000 acute care hospitals, over 4,300 extended care facilities and approximately 7,300 home health care agencies and wound care clinics. During 2003, we served approximately 2,200 medium to large hospitals in the United States. Through our network of 135 U.S. and 65 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. This extensive network is critical to securing national GPO contracts and allows us to efficiently serve the home market directly. Our network also provides a platform for the introduction of additional products.

Billing and Reimbursement

        We have extensive contractual relationships and reimbursement coverage for the V.A.C. in the United States. In acute and extended care, we have contracts with nearly all major hospital, and most major extended-care group purchasing organizations. Hospitals and extended care facilities pay us directly for our services. In the home care market, we provide V.A.C. products and services directly to patients and bill third-party payers, including Medicare and private insurance. V.A.C. systems are covered by Medicare Part B. We currently have V.A.C. contracts with private insurance covering over 156 million member lives in the United States. This represents more than one-half of all individuals covered by private insurance in the United States and is more than seven times the number of member lives we had under contract as of mid-2000.

        In the home care market, we have developed a significant base of reimbursement expertise that consists of our experienced professionals and our relationships with payers across all care settings and are enhancing our electronic systems to simplify the labor intensive and complex reimbursement process.

Corporate Organization

        Our business has two geographical operating segments: USA and International.

        With approximately 1,710 employees as of December 31, 2003, our USA division serves the domestic acute care, extended care and home care markets with the full range of our products. The domestic division distributes our medical devices and therapeutic surfaces to over 3,000 acute care hospitals and more than 4,300 extended care facilities and also directly serves the home care market through our service center network. Our USA division accounted for approximately 76%, 77% and 78% of our total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

        During 2003, our International division had direct operations in 15 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, Belgium, Spain and South Africa. The International division distributes our medical devices and therapeutic surfaces through a network of 65 service centers. Our international corporate office is located in Amsterdam, The Netherlands. International manufacturing and engineering operations are based in the United Kingdom. In addition, our International division serves the demands of a growing global market through relationships with approximately 60 active independent distributors in Latin America, the Middle East, Asia and Eastern Europe. The

International division consists of approximately 1,110 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our International division accounted for approximately 24%, 23% and 22% of our total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Marketing Organization

        Our worldwide sales organization consists of approximately 1,195 individuals, 620 of whom have medical or clinical backgrounds. Our sales organization is focused by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary to assure that the use of our systems results in optimal clinical and economic outcomes. In 2003, our sales staff made more than 140,000 contacts with these targeted clinical decision-makers. We have approximately 310 clinical consultants, all of whom are health care professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist facilities and home health agencies to develop their patient care protocols. Our clinicians educate the hospital, long-term care facility or home health agency staff on the use of our products. In addition, we employ approximately 115 field-based specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

        Our international sales organization includes more than 390 employees in 15 foreign countries. In addition, in each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

        Selling, marketing and advertising expenses in each of the last three years ended December 31 were as follows (dollars in thousands):

	Year Ended
	2001	2002	2003
Selling	$88,347	$112,146	$128,247
Percentage of total revenue	19%	19%	17%
Marketing	$13,109	$19,240	$24,815
Percentage of total revenue	3%	3%	3%
Advertising	$2,085	$4,802	$5,148
Percentage of total revenue	—	1%	1%

Service Organization

        Our USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. The domestic division distributes our medical devices and therapeutic surfaces to more than 3,000 acute care hospitals and more than 4,300 extended care facilities through a network of 135 domestic service centers and also directly serves the home care market through our extensive service center network. Our USA division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. Our International division distributes our medical devices and therapeutic surfaces through a network of 65 service centers.

        In addition to delivery, pick-up, and technical support services, our service organization cleans, disinfects, and reconditions products between rentals. To assure availability when products are needed, the service organization manages our rental fleet of approximately 50,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.

Service is provided by approximately 780 people in the United States and more than 400 people internationally.

Research and Development

        We have a successful track record in pioneering new wound care and therapeutic surface technologies through new product introductions and significant enhancements to existing products. Our recent development and commercialization of both new V.A.C. systems and V.A.C. disposable dressing variations have established KCI as a leader in advanced wound care. Our therapeutic surfaces technology originated with the introduction of the Roto Rest bed 27 years ago. Since that time, we have developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care. In addition, we have developed a broad portfolio of bariatric products to improve the care of obese patients.

        Our primary focus for innovation is to increase the clinical and economic benefit of our products to our customers and their patients. In addition, we strive to make our products user-friendly and increase their operational efficiency, both of which are critical in the demanding and sometimes short-staffed world of health care today. Significant investments in our 2003 research and development included:

  •
  new wound healing systems and dressings tailored to the needs of different care settings and wound types;

  •
  new technologies in wound healing and tissue repair;

  •
  new applications of V.A.C. technology and enhanced therapeutic effectiveness through improved understanding of the V.A.C. systems' various mechanisms of action;

  •
  two new therapeutic surfaces to address critical needs of patients with Acute Respiratory Distress Syndrome, and to provide neuroprotection for cardiac arrest and stroke patients; and

  •
  significant upgrades to several of our core therapeutic surfaces and bariatric products.

        Expenditures for research and development, including clinical trials, in each of the last three years ended December 31, were as follows (dollars in thousands):

	Year Ended
	2001	2002	2003
Research and development spending	$14,266	$18,749	$23,044
Percentage of total revenue	3%	3%	3%

        We intend to increase our research and development expenditures in absolute dollars and as a percentage of revenue. However, we expect that research and development spending will remain a modest percentage of overall revenue.

Patents, Trademarks and Licenses

        We rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in our products, new developments, improvements and inventions. We seek patent protection in the United States and abroad. We have more than 100 issued U.S. patents relating to our existing and prospective lines of therapeutic surfaces and V.A.C. systems. We also have more than 50 pending U.S. patent applications. Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks. We have more than 45 trademarks and service marks registered with the United States Patent and Trademark Office. We also have agreements with third parties that provide for the licensing of patented or proprietary technology.

        We have patent protection for our current V.A.C. products, in the form of owned and licensed patents, including at least 14 issued U.S. patents and at least 16 U.S. patent applications pending. Our international patent portfolio (including owned and licensed patents) relating to current and prospective technologies in the field of V.A.C. therapy includes at least 75 issued patents and more than 100 pending patent applications, with protection in Europe, Canada, Australia and Japan. Most of the V.A.C. patents in our patent portfolio have an average life of 20 years from their date of filing. Our base V.A.C. patents do not begin to expire until 2013. We have multiple patents covering unique aspects, and improvements to the V.A.C. system.

        On October 6, 1993, we entered into a license agreement with Wake Forest University that we rely on in connection with our V.A.C. business. Under this agreement, Wake Forest University licensed to us on a worldwide, exclusive basis the right to use, lease, sell and sublicense its rights to certain patents that are integral to the technology that we incorporate in our V.A.C. products. The term of the agreement continues for as long as the underlying patents are in effect, subject to Wake Forest University's right to terminate earlier if we fail to make required royalty payments or are otherwise in material breach or default of the agreement.

Manufacturing

        Our manufacturing processes for V.A.C. therapeutic units, therapeutic surfaces, mattress replacement systems and overlays involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Internal fabrication, machining, finishing and sewing are accomplished on modern equipment. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process is in compliance with ISO 9001 (1994), ISO 13485, and FDA Quality System Regulation.

        We contract for the manufacture of V.A.C. disposables through Avail Medical Products, Inc., a leading contract manufacturer of sterile medical disposables. We entered into a sole-source agreement with Avail for our V.A.C. related disposable products, which became effective in October 2002 for our U.S. related orders and in May 2003 for our international related orders. This supply agreement has a three-year term and was recently extended for an additional year. Approximately 16% of our total revenue for the year ended December 31, 2003 was generated from the sale of these disposable supplies. The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We, together with Avail, will maintain certain levels of on-hand supply. In the event that Avail is unable to fulfill the terms of this agreement, we have identified other suppliers that could provide such inventory to meet our needs. However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

Working Capital Management

        We maintain inventory to support customer needs in our service centers and in our manufacturing facility. For our surface and V.A.C. businesses, we maintain parts and supplies inventory for replacement parts in both our service centers and manufacturing facilities. We also maintain inventory for conversion to our surface and V.A.C. rental fleet in our manufacturing facilities. Our V.A.C. rental equipment cannot be used without the disposables that support the V.A.C. systems. As such, we buy and ship disposable inventory directly from our sole supplier to the customer. We have commitments to purchase inventory from our sole disposable supplier as discussed in "—Manufacturing".

        Our payment terms with hospitals and extended care facilities are consistent with industry standards and provide for payment within 30 days. Our payment terms with third party payers, including Medicare and private insurance, are consistent with industry standards and provide for payment within 45 days. A portion of our receivables relate to unbilled revenues arising in the normal course of business, due to monthly billing cycles requested by our hospital or extended care facility customers or due to our internal paperwork processing procedures regarding billing third party payers.

Competition

        We believe that the principal competitive factors within our markets are clinical efficacy, cost of care, clinical outcomes and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional health care group purchasing organizations, or GPOs. We have contracts with nearly all major hospital GPOs and most major extended care GPOs for V.A.C. systems. The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop new cost-effective products and technologies.

        In wound healing and tissue repair, we compete with other treatment methods offered by a number of companies in the advanced wound care business. These methods are substantially different than the V.A.C. and include traditional wound care dressings, advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and medical devices used for wound care. Many of these devices can be used to compete with the V.A.C. or as adjunctive therapy which complements the V.A.C. For example, caregivers may use one of our V.A.C. systems to prepare a healthy wound bed in order to reduce the wound size, and then use a skin substitute to manage the wound to final closure. As the market for, and revenues generated by, the V.A.C. expand, we believe additional competitors may introduce products designed to mimic the V.A.C. Recently, BlueSky Medical Corporation introduced a medical device which has been marketed to compete with the V.A.C. system. We have filed suit against BlueSky and related parties seeking to restrict the continued marketing and sale of their device, which we believe infringes our patent rights. (See "Item 3. Legal Proceedings").

        With respect to therapeutic surfaces for treatment of pulmonary complications in the ICU, wound treatment and prevention and bariatric care, our primary competitors are Hill-Rom Company, Huntleigh Healthcare and Pegasus Limited. In the bariatric market, our primary competitors are Hill-Rom, Sizewise Rentals and Huntleigh Healthcare. We also compete on a regional, local and market segment level with a number of smaller companies.

Market Outlook

Health Care Reform

        Health care reform legislation will most likely remain focused on reducing the cost of health care. We believe that efforts by private payers to contain costs through managed care and other efforts will continue in the future as efforts to reform the health care system continue. The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid, changed the payment system for both skilled nursing facilities ("SNFs") and home health care services from cost-based to prospective payment systems and allowed states greater flexibility in controlling Medicaid costs at the state level. Although certain increases in reimbursement payments have subsequently been approved, the overall effect of the BBA continues to place increased pricing pressure on us and our customers. In particular, the changes in the method by which Medicare Part A reimburses SNFs has dramatically changed the manner in which our SNF customers make rental and purchase decisions.

        Certain portions of the BBA were amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "Refinement Act") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). In essence, the Refinement Act and BIPA attempted to lessen the detrimental economic impact which the BBA had on the health care industry. Regarding SNF reimbursement, some payment relief had been provided under the Refinement Act and BIPA, however, some of the relief expired on September 30, 2002. Because that reimbursement relief was not carried over into 2003, our therapeutic surfaces revenue in the extended care market is down approximately 9% for the year ended December 31, 2003 as compared to the same period in 2002.

        On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Modernization Act"), which includes revisions to payment methodologies and other standards for items of DME. These revisions could have a direct impact on our business. At this time, we are unable to determine with precision whether and to what extent these changes would be applied to our products and our business. Several provisions of the Modernization Act are significant. First, beginning in 2004 through 2008, the payment amounts for DME, including V.A.C. systems will no longer be increased on an annual basis. Second, beginning in 2007, a competitive acquisition program will be phased in to replace the existing fee schedule payment methodology. Third, supplier quality standards will be established for DME suppliers. The standards will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products.

        On February 11, 2003, the Centers for Medicare and Medicaid Services ("CMS," formerly the Health Care Financing Administration) made effective an interim final rule implementing "inherent reasonableness" authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Medicare Part B. This rule remains in effect after the Modernization Act.

        In addition, the BBA authorized CMS to explore possible ways of changing Medicare reimbursement rates so that they better reflect market levels. Specifically, the BBA authorized CMS to implement up to five competitive bidding systems by December 31, 2002, to evaluate how competitive bidding would impact Medicare program payments, access, diversity of product selection and quality. Under competitive bidding, CMS would change its approach to reimbursing products and services covered by Medicare Part B from the current fee schedule amount to an amount that would be established through a bidding process between the agency and suppliers. Two systems covering eight products have been completed and under the Modernization Act, starting in 2007, Medicare will begin to implement a nationwide competitive bidding program in ten high population metropolitan statistical areas ("MSAs"), and in 2009, this program is to be expanded to 80 MSAs (and additional areas thereafter). We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

Health Insurance Portability and Accountability Act (HIPAA) Compliance

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") covers a variety of provisions which will impact our business including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for billing. Sanctions for violating HIPAA include criminal penalties and civil sanctions. The U.S. Department of Health and Human Services has promulgated regulations pursuant to a legislative mandate in HIPAA, which became effective in April 2003. In order to ensure our compliance with the HIPAA regulations by the April 2003 deadline, KCI established a multi-disciplinary HIPAA Compliance Team, which defined the legal requirements, reviewed KCI's prior HIPAA compliance efforts and developed a comprehensive compliance plan. We also designated a HIPAA Privacy Officer and HIPAA Information Security Officer to oversee the implementation of the compliance plan and monitor modifications to the current regulations.

        HIPAA regulations regarding standardization of electronic data billing transactions will also impact our business. At the present time, we invoice third-party payers using a variety of different systems. In 2003, we transitioned our billing systems to the American National Standard Institute format for electronic data billing transactions as required by HIPAA. In some instances, we found it difficult to differentiate between products which are covered by a single billing code but have different prices. Therefore, we applied to CMS for additional product codes to support our current billing practices. However, CMS may not establish any of the requested billing codes. We have been working with all business associates with whom we share protected health information in order to make the transition to standardized billing codes as smooth as possible. However, the transition to standardized billing codes may create billing difficulties or business interruptions for us.

        Our cost of compliance with HIPAA could be significant. Moreover, although we believe our business practices comply with HIPAA, our practices may be challenged under these laws in the future and such a challenge may have a material adverse effect on our business, financial condition or results of operations.

Consolidation of Purchasing Entities

        The many health care reform initiatives in the United States have caused health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service and distribution network and a broad product line are key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the re-negotiation of contracts and the granting of price concessions. Finally, as GPOs and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases considerably.

Reimbursement of Health Care Costs

        The demand for our products is dependent in part on the reimbursement policies of the various payers. In order to be reimbursed, products generally must be found to be reasonable and necessary for the diagnosis or treatment of medical conditions and must otherwise fall within the payers' recognized categories of covered items and services. Our products are either rented or purchased, principally by hospitals and SNFs which receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. In the home care market, we provide our products and services to patients and bill insurance companies, including Medicare Part B and private insurance.

        The importance of payer coverage policies was recently demonstrated by our experience with our V.A.C. technology in the home care setting. On October 1, 2000, a Medicare Part B policy was approved, which provided for reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. systems and V.A.C. disposable products in the home care setting. The policy facilitated claims processing, permitted electronic claims submissions and created a more uniform claims review process. Because many payers look to Medicare for guidance in coverage, a specific Medicare policy is often relied upon by other payers.

        A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third-party payers. The reimbursement process for home care placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of the business.

        In light of increased scrutiny on Medicare spending, as well as revisions to payment methodologies imposed by the Modernization Act, the outcome of future coverage or payment decisions for any of our products or services by governmental or non-governmental third-party payers remain uncertain.

Patient Demographics

        U.S. Census Bureau statistics indicate that the 65-and-over age group is one of the fastest growing population segments and is expected to be approximately 40 million by the year 2010. Management of wounds and circulatory problems is crucial for elderly patients. These patients frequently suffer from deteriorating physical conditions and their wound problems are often exacerbated by circulatory problems, incontinence and poor nutrition.

        Obesity is increasingly being recognized as a serious medical complication. In 2002, approximately 1.3 million patients in U.S. hospitals had a primary or secondary diagnosis of obesity. Obese patients tend to have limited mobility and are, therefore, at risk for circulatory problems and skin breakdown.

Government Regulation

United States

        Our products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration, or the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, distribution, sale and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to demand the repair, replacement or refund of the cost of any device that we manufacture or distribute that violates statutory or regulatory requirements.

        In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to the Quality System Regulation). Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are high-risk devices that receive significantly greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance ("510(k) clearance") or pre-market application ("PMA") approval. All of our current products have been classified as Class I or Class II devices, which typically are marketed based upon 510(k) clearance or related exemptions. A 510(k) clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device or to a Class III device on the market since May 28, 1976, for which PMA approval has not been required. A PMA approval requires proof to the FDA's satisfaction of the safety and effectiveness of a Class III device. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification. For "significant risk" devices, such clinical studies generally require submission of an application for an Investigational Device Exemption, or IDE. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The PMA approval process is much more costly, lengthy and uncertain. The process generally takes from one to three years, however, it may take even longer.

        Devices that we manufacture or distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record-keeping requirements and mandatory reporting of certain adverse experiences resulting from use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

        Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations, including the Quality System Regulation ("QSR," formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements. Manufacturers must also comply with the Medical Device Reporting ("MDR") regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations.

Fraud and Abuse Laws

        We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

        We may also be subject to federal and state anti-kickback laws. Section 1128B(b) of the Social Security Act, commonly referred to as the Anti-Kickback Law, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The

Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services ("DHHS") has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal health care programs. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to referral of patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

        In addition, HIPAA created two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to the DHHS and the U.S. Department of Justice ("DOJ") and provided enhanced resources to support the activities and responsibilities of the DHHS's Office of the Inspector General ("OIG") and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

        Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the U.S. federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals (known as "relators" or, more commonly, as "whistleblowers") may share in the amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action. Because we directly submit claims for payment for certain of our products, we are subject to these false claims statutes, and, therefore, could become subject to "qui tam" actions.

        The OIG has taken certain actions, which suggest that arrangements between manufacturers or suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal Anti-Kickback Law. In July 1999, the OIG published OIG compliance program guidance for the durable medical equipment, prosthetics, orthotics and supply ("DMEPOS") industry developed by the OIG in cooperation with, and with input from, the

Health Care Financing Administration ("HCFA"), which is now known as the Centers for Medicare and Medicaid Services, the DOJ and representatives of various trade associations and health care practice groups. The guidance identifies specific areas of DMEPOS industry operations that may be subject to fraud and abuse. Furthermore, the OIG Work Plan for 2004 focused on compliance of durable medical equipment suppliers with Medicare rules and regulations. These initiatives create an environment in which there will continue to be significant scrutiny regarding compliance with federal and state fraud and abuse laws.

        Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all health care products or services, regardless of whether Medicaid or Medicare funds are involved.

Claims Audits

        The industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation requirements for obtaining reimbursement from private and governmental third-party payers. Such protracted collection cycles can lead to delays in obtaining reimbursement. Moreover, the four durable medical equipment regional carriers ("DMERCs"), private entities that contract to serve as the government's agents for the processing of claims for products and services provided under Part B of the Medicare program for home use, and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. Reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

ISO Certification

        Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards ("ISO Certification") has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years. We received ISO 9001 and EN46001 Certification in the fourth quarter of 1997 and Medical Device Agency registration in the fourth quarter of 2002 and therefore are certified to apply the CE mark for direct selling and distributing of our products within the European community. In addition, we received certification for ISO 13485 in the fourth quarter of 2002 and certification with Health Canada and, therefore, are certified to sell and distribute our products within Canada.

Environmental Laws

        We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous substances and wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent from current or former operations at our facilities. From time to time, we have incurred costs and obligations for correcting environmental noncompliance matters and for cleanup of certain of our properties and third party sites. We believe we have complied with our environmental obligations to date in all material respects and that such liabilities will not have a material adverse effect on our business or financial performance. However, such liabilities in the future may have a material adverse effect on our business or financial performance.

Other Laws

        We are subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

        We operate in multiple tax jurisdictions both inside and outside the United States. In the normal course of our business, we will undergo reviews by taxing authorities regarding the tariff classifications of our products and the amount of tariffs we pay on the importation and exportation of these products. Foreign and domestic tariffs have not had a material impact on our results of to date, however, our profitability could be harmed if foreign governments impose additional unanticipated tariffs.

Reimbursement

        Our products are rented and sold principally to hospitals, extended care facilities and directly to patients who receive payment coverage for the products and services they utilize from various public and private third-party payers, including the Medicare and Medicaid programs and private insurance plans. In the home care market, we provide our products and services to patients and bill insurance companies, including Medicare Part B and private insurance. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.

        We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

Medicare

        Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program, which becomes effective in 2006. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute. Effective October 1, 2000, we received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for our V.A.C. systems and related disposables in the home care setting.

        The methodology for determining the amount of Medicare reimbursement of our products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. Most of our products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

        Since the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary's stay, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs is included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Long-term care and rehabilitation hospitals also are now paid under a PPS rate that does not directly account for all actual services rendered. Since PPS payments are based on predetermined rates, and may be less than a hospital's actual costs in furnishing care, hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

        Certain specialty hospitals also use our products. Such specialty hospitals are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may have additional Medicare reimbursement for reasonable costs incurred in purchasing or renting our products. There has been little experience with PPS for long-term care and rehabilitation hospitals. A final rule for rehabilitation hospital PPS became effective on January 1, 2002. A final ruling was published in October 2002 implementing PPS for long-term care hospitals, effective January 1, 2003. We cannot predict the impact of the rehabilitation hospital PPS or the long-term care hospital PPS on the health care industry or on our financial position or results of operations.

Skilled Nursing Facility Setting

        On July 1, 1998, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system which is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services. Effective July 2002, the daily payments were based on the national average cost. Although the Refinement Act and BIPA increased the payments for certain RUGs categories, certain provisions of the Refinement Act and BIPA covering these payment increases expired on September 30, 2002 and, in effect, the RUGs rates for the most common categories of SNF patients decreased. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products which had previously been reimbursed as variable ancillary costs.

Home Setting

        Our products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of our products, including air fluidized beds, air-powered flotation beds, alternating pressure air mattresses and our V.A.C. systems and related disposables are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a period not to exceed 15 months for products other than the V.A.C. system, for which the base treatment period generally does not exceed four months) equal to 80% of the established allowable charge for the item. The patient (or his or her insurer) is responsible for the remaining 20%. The Modernization Act provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter). We cannot predict the full impact of the new law on our financial position or results of operations, which may be impacted negatively.

Medicaid

        The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject, among other things, to certain federal requirements pertaining to eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing facilities nationwide. We sell or rent our products to nursing facilities for use in furnishing care to Medicaid recipients. Typically, nursing facilities receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each state's budget constraints. Current economic conditions have resulted in reductions in funding for many state Medicaid programs. Consequently, states are revising their policies for coverage of durable medical equipment in long-term care facilities and the home. We cannot predict the impact of the policy changes on our Medicaid revenue.

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

ITEM 2. PROPERTIES

        Our corporate headquarters are currently located in a 170,400 square foot building in San Antonio, Texas, which was originally purchased in January 1992. In June 1997, we acquired a 2.6-acre tract of land adjacent to our corporate headquarters. There are four buildings on the land which contain an aggregate of approximately 40,000 square feet. In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement. We utilize approximately 143,000 square feet of the headquarters building with the remaining space being leased to unrelated entities. We also lease approximately 28,300 square feet of the adjacent buildings that are used for general corporate purposes. In addition, in October 2001, we entered into a 66-month lease of office space at another location in San Antonio to be used as our customer service center. We lease approximately 88,500 square feet of office space under this lease.

        We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993. Our operations are conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio, Texas. We lease approximately 135 domestic distribution centers, including each of our seven regional headquarters.

        Internationally, we lease approximately 65 service centers. Our international corporate office is located in Amsterdam, The Netherlands. International manufacturing and engineering operations are based in the United Kingdom and Belgium. The United Kingdom plant is approximately 24,800 square feet and the Belgium plant is approximately 19,600 square feet. The plants operate with 100% cumulative utilization of plant and equipment.

        The following is a summary of our major facilities:

Location	Description	Division	Owned or Leased
KCI Tower 8023 Vantage Drive San Antonio, TX	Corporate Headquarters	Corporate	Leased
KCI Manufacturing 4958 Stout Drive San Antonio, TX	Manufacturing Plant	Corporate	Owned
KCI North 5800 Farinon Drive San Antonio, TX	Customer Service Center	KCI USA	Leased
Parktoren, 6th Floor van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands	International Corporate Headquarters	KCI International	Leased
KCII Manufacturing, Unit 12 11 Nimrod Way, Wimborne Dorset, United Kingdom	Manufacturing Plant	KCI International	Leased
KCII Manufacturing Ambachtslaan 1031 3990 Peer, Belgium	Manufacturing Plant	KCI International	Leased

ITEM 3. LEGAL PROCEEDINGS

        On February 21, 1992, Novamedix Limited, or Novamedix, filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that directly competes with one of our vascular products, the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which was in effect with respect to all patent claims in this case has been lifted. Although it is not possible to reliably predict the outcome of this litigation or the damages, which could be awarded, we believe that our defenses to these claims are meritorious and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

        On July 1, 1998, Mondomed N.V. filed an opposition in the Opposition Division of the European Patent Office to a European patent owned by Wake Forest University, which we license for our V.A.C. system. They were joined in this opposition by Paul Hartmann A.G. on December 16, 1998. The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003. The patent, as originally granted, was corrected to expand the range of pressures covered by the patent from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. A written ruling is expected in the next several months. Any party to the Opposition is entitled to appeal after the issuance of the written order. We intend to appeal the new screen means definition established by the panel. We believe it will take two to three years to complete the appeal process. During the pendency of the appeal, the original patents will remain in place. We believe that this decision will not affect our U.S. patents.

        On January 4, 2002, Safe Bed Technologies Company, or Safe Bed, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division. The suit alleges that certain of our therapeutic surfaces products, including the TriaDyne and BariAir products, infringe a Safe Bed patent. We have asserted counterclaims for declarations of non-infringement and patent invalidity. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, we believe that we have meritorious defenses to Safe Bed's claim and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

        On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela AG, Medela, Inc. and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we have asserted causes of action for breach of contract, tortious interference and unfair competition. BlueSky and Medela, Inc. have filed answers to the complaint and have asserted counterclaims against us for declarations of non-infringement and patent invalidity. Patient Care Systems, Inc. has filed an answer, but has not asserted any counterclaims. Medela AG has filed a motion to dismiss based on lack of personal jurisdiction. Such motion has not been ruled upon by the Court. A trial date for the lawsuit has been set for June 2005. Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.

        We are a party to several additional lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated exposures related to these lawsuits. We anticipate that the legal fees incurred in connection with the litigation discussed above will be immaterial. In the opinion of management, the disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.001, began trading on the New York Stock Exchange ("NYSE") under the symbol "KCI" following our initial public offering on February 23, 2004. The high and low sales prices for our common stock on the NYSE for the period from February 24, 2004 to March 10, 2004 were $44.73 and $37.75, respectively.

        As of March 10, 2004, our common stock was held by 78 shareholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.

        We do not currently pay cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future. Any future payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

        Our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities. Under the agreement, we may purchase or pay cash dividends on our capital stock subject to certain limits based on our then current pro forma leverage ratio (defined as the ratio of selected debt, to EBITDA, for the prior four fiscal quarters), as set forth in the table below:

Leverage Ratio Range	Maximum Dollar Amount of Capital Stock that can be Purchased or Dividends that can be issued:
Less than or equal to 2.25 to 1.00	Unlimited
Between 2.25 to 1.00 and 2.50 to 1.00	$20 million per year

        In addition to the foregoing, we are permitted under the senior credit agreement to effect open-market purchases of our capital stock in an amount up to $25.0 million per year.

        The senior credit agreement prohibits or limits the ability of our subsidiaries to:

  •
  make loans or advances to another subsidiary; or

  •
  transfer assets to another subsidiary.

In addition, subject to certain specified exceptions, the indenture governing our subordinated notes prohibits us from:

  •
  declaring or paying any dividend or making any distribution in respect of our equity securities;

  •
  purchasing or redeeming any equity securities;

  •
  purchasing or redeeming any indebtedness that is subordinate or junior to the notes; or

  •
  making certain specified investments if, following such event,

  —
  we would be in default under the indenture,

  —
  our consolidated fixed charge coverage ratio, as defined in the indenture, would be greater than 2.0 to 1.0, or

    —
    the aggregate of such payments shall exceed certain amounts determinable under specified formulas.

The indenture also prohibits our subsidiaries, subject to certain specified exceptions, from:

  •
  paying any subordinated indebtedness owed to us or any other subsidiary; or

  •
  transferring any property or assets from any subsidiary to certain subsidiaries.

Use of Proceeds from Sales of Registered Securities

        On February 27, 2004, we closed an initial public offering of our common stock, consisting of 20,700,000 shares of common stock. Of these shares, 3,500,000 were newly issued shares sold by us and 17,200,000 were existing shares sold by the selling shareholders, including 2,700,000 sold pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-111677), which the SEC declared effective on February 23, 2004. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as joint book-running managers, Credit Suisse First Boston LLC and Goldman, Sachs & Co. acted as joint lead managers and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Piper Jaffray & Co. and SG Cowen Securities Corporation acted as co-managers.

        The public offering price was $30.00 per share and $621.0 million in the aggregate. Underwriting discounts and commissions were $1.80 per share and $37.3 million in the aggregate. Proceeds before expenses to us were $28.20 per share and $98.7 million in the aggregate. Proceeds to the selling shareholders were $28.20 per share and $485.0 million in the aggregate.

        Of the $94.4 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, together with cash on hand, we:

  •
  have paid approximately $19.3 million for bonuses and related employer payroll taxes to our named executive officers and other members of our management triggered by the initial public offering; and

  •
  will redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 on March 29, 2004, pursuant to an irrevocable notice that we delivered on February 27, 2004 to the holders of our 7 3/8% Senior Subordinated Notes due 2013 and a provision in the indenture governing the notes that permits us to use all or a portion of the net cash proceeds of an equity offering to redeem the notes at a redemption price equal to 107.375% of their principal amount plus accrued and unpaid interest.

Recent Sales of Unregistered Securities

        During our fiscal year ended December 31, 2003, we issued and sold the following unregistered securities not previously reported in a quarterly report on Form 10-Q:

  •
  We granted options to purchase 640,000 shares of common stock to employees under our 1997 Management Equity Plan at exercise prices ranging from $7.00 to $17.00 per share. None of these options have been exercised or cancelled. We issued 168,357 shares of common stock under our 1997 Management Equity Plan during this period pursuant to the exercise of vested options.

  •
  We granted options to purchase 41,764 shares of common stock and issued 50,116 shares of restricted common stock to non-employee directors under our 2003 Non-Employee Directors Stock Plan. The options have exercise prices ranging from $10.00 to $17.00 per share. None of these options have been exercised or cancelled.

        With respect to the securities described above:

  •
  We granted options to purchase 681,764 shares and we issued 136,337 shares (the "701 shares") pursuant to the exemption from registration provided by Rule 701 promulgated under the Securities Act; and

  •
  We issued 82,136 shares (the "4(2) shares") pursuant to the exemption provided by Section 4(2) of the Securities Act.

        We provided a copy of the applicable compensatory benefit plan, a summary description of the plan, information about the risks of the investment and financial statements to each recipient of 701 shares prior to the issuance of 701 shares to the recipient. The aggregate exercise price of all options that we granted during any consecutive 12-month period in reliance on Rule 701, together with the sales price of all shares of our common stock issued other than pursuant to option exercises during that period, did not exceed 15% of our total assets, measured at our then most recent annual balance sheet date.

        We issued the 4(2) shares to 12 persons, each of whom was at the time of grant and issuance either an officer of ours or an employee deemed by us to be a member of our management. We believe that such persons had adequate access to the kind of information which would be disclosed in a registration statement filed with the SEC pursuant to the Securities Act. The recipients of common stock represented in their transactions with us their intentions to acquire the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate restrictive legends were affixed to the share certificates.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal 2002 and 2003 and the selected consolidated statement of earnings data for fiscal 2001, 2002 and 2003 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for fiscal 1999 and 2000 and the selected consolidated balance sheet data for fiscal 2001 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation.

	Year Ended December 31,
	1999	2000(1)	2001	2002	2003
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Rental	$245,983	$274,331	$361,634	$453,061	$582,801
Sales	74,249	77,701	94,313	127,371	181,035

Total revenue	320,232	352,032	455,947	580,432	763,836

Rental expenses	167,397	176,392	220,485	276,476	356,075
Cost of goods sold	29,811	29,645	32,952	51,824	64,118

Gross profit	123,024	145,995	202,510	252,132	343,643
Selling, general and administrative expenses	75,208	80,294	114,828	142,713	193,658
Recapitalization expenses	—	—	—	—	70,085
Unusual item-litigation settlement (gain)(2)	—	—	—	(173,250)	(75,000)

Operating earnings	47,816	65,701	87,682	282,669	154,900
Interest income	348	897	280	496	1,065
Interest expense(3)	(46,502)	(48,635)	(45,116)	(40,943)	(52,098)
Foreign currency gain (loss)	(1,356)	(2,358)	(1,638)	3,935	7,566

Earnings before income taxes and minority interest	306	15,605	41,208	246,157	111,433
Income taxes	620	6,476	17,307	96,001	41,787

Net earnings (loss)	$(314)	$9,129	$23,901	$150,156	$69,646
Series A convertible preferred stock dividends	—	—	—	—	(9,496)

Net earnings (loss) available to common shareholders	$(314)	$9,129	$23,901	$150,156	$60,150

Net earnings (loss) per share available to common shareholders
Basic	$(0.00)	$0.13	$0.34	$2.12	$1.03

Diluted	$(0.00)	$0.12	$0.32	$1.93	$0.93

Weighted average shares outstanding
Basic	70,915	70,915	70,917	70,927	58,599

Diluted(4)	73,254	73,219	73,996	77,662	64,493

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,362	$2,139	$199	$54,485	$156,064
Working capital(5)	62,482	40,411	100,335	254,813	227,596
Total assets	283,261	288,091	343,193	618,059	665,096
Total debt(6)	502,780	489,119	509,540	523,443	688,229
Series A convertible preferred stock	—	—	—	—	261,719
Total shareholders' deficit	(264,735)	(257,953)	(236,325)	(80,436)	(507,254)

(1)
In December 2000, we began reporting international results on a current-month basis. As a result of this change, the 2000 fiscal year included a 13th monthly period for the international segment which increased reported revenue and operating earnings by approximately $8.0 million and $1.1 million, respectively.

(2)
Amounts for 2002 include accrual in connection with the first installment payment of $175.0 million ($173.3 million, net of expenses of $1.7 million) as part of the antitrust settlement. Amounts for 2003 include the second and final payment of $75.0 million under this litigation settlement. See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report for discussion of the antitrust settlement.

(3)
Amounts for 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our 9 5/8% Senior Subordinated Notes due 2007 combined with the write off of unamortized loan issuance costs associated with the previously existing senior credit facility.

(4)
Dilutive potential common shares from preferred stock conversion totaling 7,522,004 shares have been excluded from the diluted earnings per share calculation for the year ended December 31, 2003, due to their antidilutive effect.

(5)
Working capital represents total current assets less total current liabilities.

(6)
Total debt equals current and long-term debt, capital lease obligations and our liability associated with interest rate swaps.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products which can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. We derive our revenue from the rental and sale of products in two primary categories: Advanced Wound Care and Therapeutic Surfaces. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and reduce the cost of treating patients with difficult-to-treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia. From 2000 to 2003, we increased revenue at a compound annual growth rate of 29.5%.

        We have direct operations in the United States, Canada, Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.9% of our revenue for the year ended December 31, 2003, we have a substantial presence in all care settings. In the U.S. acute and extended care settings, which accounted for more than half of our domestic revenue, we bill our customers, such as hospitals and extended care facilities, directly. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we bill third party payers, such as Medicare and private insurance.

        Internationally, substantially all of our revenue is generated from the acute care setting. Only a small portion of international V.A.C. revenue comes from home care. However, if we are able to gain home care reimbursement for V.A.C. therapy with third party payers in Europe and other international locations, we believe revenue from the home care market will increase.

        Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 63.1% of total revenue in 2003, up from 54.0% in 2002. We expect V.A.C. growth and the percentage of total revenue from V.A.C. rentals and sales to continue to increase, as it has in each of the last three years.

        For 2003, worldwide V.A.C. revenue from the combined acute and extended care settings grew 56.9% and V.A.C. revenue from the home care setting grew 49.8% as compared to 2002. The home care market accounted for 43.9% of V.A.C. business and 27.7% of our total revenue for 2003. V.A.C. systems used in the home are reimbursed by government insurance (Medicare and Medicaid), private insurance and managed care organization payers.

        We believe that the key factors underlying V.A.C. growth in 2003 have been:

  •
  Encouraging market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy. Recent examples are advances in the use of V.A.C. in open abdominal wounds, sternotomies and highly infected wounds.

  •
  Expanding our contractual relationships with third party payers. We have increased the number of covered lives that we have under contract with private insurance and managed care organizations from fewer than 20 million in mid-2000 to over 156 million as of the end of December 2003.

  •
  Improving V.A.C.'s penetration of customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

        Over the last three years, we have focused our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians with the largest wound patient populations. Over time, we added new specialties as awareness in our initial priority groups began to approach appropriate levels. Aided awareness of the V.A.C. in our first tier of physician specialties averages over 90%, although we continue to focus on expanding unaided awareness in these groups.

        Continuous enhancements in product portfolio and positioning are important to our continued growth and market penetration. In 2003, we benefited from the continuing rollout of the new V.A.C.ATS and the V.A.C. Freedom, which began in 2002. These advanced technology systems significantly increased customer acceptance and value perception. We also benefited from the introduction of three new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

        At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience is driving the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

        Our other major product category, therapeutic surfaces has been a stable revenue generating line of business for the last three years. Therapeutic surfaces/other revenue accounted for approximately $282.0 million in revenue in 2003, up from $267.0 million in 2002. We expect our therapeutic surfaces business to remain stable, supported by increased demand for our bariatric line of products and our other higher-end products due to changing patient demographics, together with the introductions of new high-end products and enhancements to existing products.

Recent Developments

        On March 22, 2004, we made a prepayment of $50.0 million on our new senior credit facility.

        On March 10, 2004, we launched an exchange offer to all holders of our 7 3/8% Senior Subordinated Notes due 2013 pursuant to which the holders may exchange their notes for a new issue of notes pursuant to a registration rights agreement and a Registration Statement on Form S-4 declared effective on March 2, 2004 by the SEC. The exchange notes will be identical in all material respects to the notes being exchanged, except that the exchange notes will not contain terms restricting their transfer or any terms related to registration rights. For each note surrendered pursuant to the exchange offer and not withdrawn by the holder, the holder of the note will receive an exchange note having the principal amount equal to that of the surrendered note. The exchange notes will bear interest from the most recent date on which interest has been paid on the original notes. The exchange offer and withdrawal rights will expire at 5:00 p.m., New York City time, on April 7, 2004, unless terminated or extended by us.

        On February 27, 2004, we closed an initial public offering of our common stock, consisting of 20,700,000 shares of common stock. Of these shares, 3,500,000 were newly issued shares sold by us and 17,200,000 shares were outstanding shares sold by the selling shareholders, including 2,700,000 shares sold pursuant to the exercise by the underwriters of their over-allotment option. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. acted as joint book-running managers, Credit Suisse First Boston LLC and Goldman, Sachs & Co. acted as joint lead managers and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Piper Jaffray & Co. and SG Cowen Securities Corporation acted as co-managers.

        Upon the closing of the initial public offering, we issued an irrevocable notice to the holders of our 7 3/8% Senior Subordinated Notes due 2013 to redeem $71.75 million principal amount of such notes on March 29, 2004 pursuant to a provision in the indenture governing the notes that permits us to use all or a portion of the net cash proceeds of an equity offering to redeem the notes at a redemption price equal to 107.375% of their principal amount plus accrued and unpaid interest.

        Upon the closing of the initial public offering, all of the then-outstanding shares of our Series A convertible preferred stock were automatically converted into 19,199,520 shares of common stock.

        On August 11, 2003, we completed funding for a recapitalization of KCI. Prior to the recapitalization, we had total indebtedness, including current and long-term debt, capital lease obligations and our liability associated with interest rate swaps, of approximately $410.7 million, including $200.0 million of 9 5/8% Senior Subordinated Notes due 2007, and $208.2 million of term loans outstanding under our previously existing credit facility, with varying maturities through 2006 and approximately $58.2 million due in 2004. In addition, our previously existing $50.0 million revolving credit facility was scheduled to expire in late 2003. In order to address these approaching maturities, obtain greater financial flexibility, take advantage of favorable debt capital markets and interest rates near 50-year historical lows, and provide liquidity to our existing shareholders, we:

  •
  entered into a new senior credit facility, comprised of a $100.0 million revolving credit facility that matures on August 11, 2009 and a $480.0 million term loan facility that matures on August 11, 2010;

  •
  issued $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013; and

  •
  issued $263.8 million of our Series A convertible preferred stock, which (1) is mandatorily convertible into common stock at a ratio of $17.00 per share of common stock, subject to certain conditions and (2) accrues cumulative dividends quarterly at the rate of 9% per annum (or the dividends paid on common stock, on an as-converted basis, if greater), subject to certain exceptions (See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report).

        Proceeds from the recapitalization were used to repay the $208.2 million due under our previously existing senior credit facility, redeem all $200.0 million of our 9 5/8% Senior Subordinated Notes due 2007, repurchase approximately 30.0 million shares of our outstanding common stock and approximately 4.7 million vested stock options at a price equal to $17.00 per share, and pay fees and expenses associated with the recapitalization.

        Our December 31, 2003 results reflect the impact of the recapitalization including a charge to earnings of $86.4 million, before tax benefits of $32.4 million, related to the recapitalization. The charge to earnings, before income taxes, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. In addition, we wrote off debt issuance costs related to our prior senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, before taxes. The remaining pretax expenses of approximately $2.6 million were related to miscellaneous fees and expenses associated with the recapitalization. (See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

Results Of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
	Revenue Relationship		Variance Increase (Decrease)
	2002	2003	$	%
Revenue:
Rental	78%	76%	$129,740	28.6%
Sales	22	24	53,664	42.1

Total revenue	100	100	183,404	31.6
Rental expenses	48	47	79,599	28.8
Cost of goods sold	9	8	12,294	23.7

Gross profit	43	45	91,511	36.3
Selling, general and administrative expenses	24	25	50,945	35.7
Recapitalization expenses(1)	—	9	70,085	—
Unusual item-litigation settlement(2)	(30)	(10)	98,250	56.7

Operating earnings	49	21	(127,769)	(45.2)
Interest income	—	—	569	114.7
Interest expense	(7)	(7)	(11,155)	(27.2)
Foreign currency gain	1	1	3,631	92.3

Earnings before income taxes	43	15	(134,724)	(54.7)
Income taxes	17	6	(54,214)	(56.5)

Net earnings	26%	9%	$(80,510)	(53.6)%

(1)
Represents expenses incurred in connection with our recapitalization.

(2)
Represents unusual gains in 2002 and 2003 of $173.3 million and $75.0 million before taxes, respectively, related to the settlement of an antitrust lawsuit.

        Non-GAAP Financial Information.    Throughout this report, we have presented income statement items on an adjusted basis to exclude the impact of (a) the litigation settlement gains recognized in the fourth quarters of 2002 and 2003 and (b) the recapitalization completed in the third quarter of 2003. These adjusted non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process. In addition, we believe investors utilize the information to evaluate period-to-period results and to understand potential future operating results. The following schedule provides a reconciliation of our GAAP earnings statements for the years ended December 31, 2002 and 2003 to the non-GAAP financial information provided (dollars in thousands):

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Earnings
(in thousands, except per share data)
(unaudited)

	Year Ended December 31,
	2002	2002 Antitrust Settlement	2002 Excluding Antitrust Settlement	2003	2003 Antitrust Settlement	2003 Recap- italization	2003 Excluding Recap- italization & Antitrust Settlement	% Change(1)
Revenue:
Rental	$453,061	$—	$453,061	$582,801	$—	$—	$582,801	28.6%
Sales	127,371	—	127,371	181,035	—	—	181,035	42.1%

Total revenue	580,432	—	580,432	763,836	—	—	763,836	31.6%

Rental expenses	276,476	—	276,476	356,075	—	—	356,075	28.8%
Cost of goods sold	51,824	—	51,824	64,118	—	—	64,118	23.7%

Gross profit	252,132	—	252,132	343,643	—	—	343,643	36.3%
Selling, general and administrative expenses	142,713	—	142,713	193,658	—	—	193,658	35.7%
Recapitalization expenses	—	—	—	70,085	—	70,085	—	nm
Unusual item-litigation settlement	(173,250)	(173,250)	—	(75,000)	(75,000)	—	—	nm

Operating earnings (loss)	282,669	173,250	109,419	154,900	75,000	(70,085)	149,985	37.1%
Interest income	496	—	496	1,065	—	—	1,065	114.8%
Interest expense	(40,943)	—	(40,943)	(52,098)	—	(16,302)	(35,796)	12.6%
Foreign currency gain	3,935	—	3,935	7,566	—	—	7,566	92.3%

Earnings before income taxes	246,157	173,250	72,907	111,433	75,000	(86,387)	122,820	68.5%
Income taxes	96,001	66,838	29,163	41,787	28,125	(32,395)	46,057	57.9%

Net earnings	$150,156	$106,412	$43,744	$69,646	$46,875	$(53,992)	$76,763	75.5%

Series A convertible preferred stock dividends	—	—	—	(9,496)	—	—	(9,496)	nm

Net earnings available to common shareholders	$150,156	$106,412	$43,744	$60,150	$46,875	$(53,992)	$67,267	53.8%

Net earnings per share available to common shareholders:
Basic	$2.12		$0.62	$1.03			$1.15	85.5%

Diluted	$1.93		$0.56	$0.93			$1.04	85.7%

Weighted average shares outstanding:
Basic	70,927		70,927	58,599			58,599

Diluted(2)	77,662		77,662	64,493			64,493

(1)
Percentage change reflects the percentage variance between the 2003 excluding recapitalization and antitrust settlement results and the 2002 excluding antitrust settlement results.

(2)
Due to their antidilutive effect, 7,522,004 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for 2003.

        Total Revenue.    Total revenue in 2003 increased $183.4 million, or 31.6%, from the prior year period due primarily to increased rental and sales volumes for V.A.C. systems and related disposables resulting from increased market penetration and product awareness. Our revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year ended December 31,
			Variance
	2002	2003	$	%
USA
V.A.C.
Rental	$215,718	$311,662	$95,944	44.5%
Sales	53,440	88,192	34,752	65.0

Total V.A.C.	269,158	399,854	130,696	48.6
Therapeutic surfaces/other
Rental	150,793	149,460	(1,333)	(0.9)
Sales	29,240	30,568	1,328	4.5

Total therapeutic surfaces/other	180,033	180,028	(5)	—
Total USA rental	366,511	461,122	94,611	25.8
Total USA sales	82,680	118,760	36,080	43.6

Subtotal—USA	449,191	579,882	130,691	29.1%

International
V.A.C.
Rental	$21,207	$41,331	$20,124	94.9%
Sales	23,049	40,615	17,566	76.2

Total V.A.C.	44,256	81,946	37,690	85.2
Therapeutic surfaces/other
Rental	65,343	80,348	15,005	23.0
Sales	21,642	21,660	18	—

Total therapeutic surfaces/other	86,985	102,008	15,023	17.3
Total International rental	86,550	121,679	35,129	40.6
Total International sales	44,691	62,275	17,584	39.3

Subtotal—International	$131,241	183,954	$52,713	40.2%

Total revenue	$580,432	$763,836	$183,404	31.6%

Domestic Revenue

        Total domestic revenue for 2003 increased $130.7 million, or 29.1%, from the prior year due directly to increased usage of V.A.C. systems. Total domestic V.A.C. revenue increased $130.7 million, or 48.6%, from the prior year. V.A.C. rental revenue increased by $95.9 million, or 44.5%, due to a 48.9% increase in average units on rent per month for the year as compared to the prior year due to the introduction of two new systems, the V.A.C.ATS and V.A.C Freedom, which was partially offset by a 2.9% decline in average rental price. The decline in average rental price is due to a shift in revenue from the rental classification to the sales classification as discussed in the next paragraph which was partially offset by an increase in price related to the two new V.A.C. systems.

        Domestic V.A.C. sales revenue increased in 2003 by $34.8 million, or 65.0%, from the prior year due primarily to increased sales volume for V.A.C. disposables associated with increased V.A.C. system rentals, together with the positive effect of a shift in pricing methodology for managed care organizations. Some managed care organizations pay an all-inclusive daily rate, which covers the rental of V.A.C. systems and all needed disposables during the rental period. All revenue associated with all-inclusive pricing is included in rental revenue. We continue to experience a shift away from all-inclusive pricing in the home care setting with managed care payers. As we continue to shift away from all-inclusive pricing as a result of new contracts with these payers, we have experienced, and expect to continue experiencing, some shift in revenue from the rental classification to the sales classification. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

        Domestic therapeutic surfaces/other revenue of $180.0 million for 2003 was essentially unchanged from the prior year due to an increase of $2.4 million in therapeutic surfaces revenue, which was offset by a decrease of $2.4 million in vascular compression therapy and other revenue. Therapeutic surfaces sales revenue increased 18.0% due primarily to a change in our product mix, while therapeutic surfaces rental revenue for 2003 decreased primarily due to a 5.7% decrease in the average number of units on rent per month as compared to the prior year, partially offset by a 5.2% price increase resulting from changes in our product mix. The change in our product mix has resulted from increased demand for our bariatric products, and our other high-end products, where fewer competitive alternatives exist. We expect the trend in our changing product mix to continue as patient demographic trends indicate demand for our bariatric products may increase. We have also experienced a reduction in the rental of our lower-therapy products due to competitive pricing pressures and a market trend toward capital purchases for these products which was demonstated by our increase in sales revenue, which we expect to continue. We also expect the trend towards converting lower-therapy products to capital purchases to continue as facilities continue to manage the balance between their capital and operating budgets. The additional revenue from the rental of our higher end products and the sale of our lower-therapy products has offset the impact of the competitive pricing pressures in the rental market for our lower-therapy products.

International Revenue

        Total international revenue for 2003 increased $52.7 million, or 40.2%, from the prior year due to an increase in rental and sales revenue from our V.A.C. systems and rental revenue from therapeutic surfaces, together with foreign currency exchange movements. V.A.C. revenue in 2003 increased $37.7 million, or 85.2%, from the prior year. V.A.C. rental revenue increased in 2003 by $20.1 million, or 94.9%, due to a 53.4% increase in average units on rent per month, together with a 10.1% increase in average rental price. Average rental prices increased due primarily to the increased use of the V.A.C.ATS, which was introduced in late 2002 and has a higher daily rate due to improved quality and features. V.A.C. sales revenue increased in 2003 by $17.6 million, or 76.2%, from the prior year due to increased sales volume for V.A.C. disposables associated with increased V.A.C. system rentals.

        International therapeutic surfaces/other revenue of $102.0 million for 2003 increased $15.0 million, or 17.3%, from the prior year due primarily to a 7.3% increase in the average number of therapeutic surface rental units on rent, together with foreign currency exchange movements, partially offset by a 1.8% decline in average rental pricing during the period. The increase in the average number of units on rent is due to increased market penetration and product awareness in the countries where we do business. We expect this trend to continue.

        Rental Expenses.    Rental, or "field," expenses of $356.1 million for 2003 increased $79.6 million, or 28.8%, including the effect of foreign currency exchange rate fluctuations, from $276.5 million in the prior year. Rental expenses are variable and fluctuate with revenue. Field expenses include increases in labor of $26.3 million, product licensing expenses of $17.8 million, incentive compensation of $9.4 million, rental equipment depreciation of $8.1 million, marketing expenses of $6.9 million, parts expense of $6.0 million and delivery expense of $2.9 million. Field expenses for 2003 represented 61.1% of total rental revenue compared to 61.0% in 2002.

        Cost of Goods Sold.    Cost of goods sold of $64.1 million in 2003 increased $12.3 million, or 23.7%, from $51.8 million in the prior year due to increased sales of V.A.C. disposables, foreign currency exchange rate variances and higher excess and obsolescence inventory reserve provisions related to therapeutic surface products with low demand. Sales margins increased to 64.6% in 2003 compared to 59.3% in the prior year due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from favorable purchase pricing in our new global supply contract for V.A.C. disposables.

        Gross Profit.    Gross profit in 2003 increased approximately $91.5 million, or 36.3%, to $343.6 million from $252.1 million in the prior year due primarily to the year-to-year increase in revenue. Gross profit margin in 2003 was 45.0%, up from 43.4% in the prior year.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $50.9 million, or 35.7%, to $193.7 million in 2003 from $142.7 million in the prior year. As a percentage of total revenue, selling, general and administrative expenses increased to 25.4% in 2003 as compared to 24.6% in 2002. This $50.9 million increase includes higher administrative costs of $21.4 million associated with hiring 274 employees for our national call center and billing and collections department, division labor and incentive compensation of $7.3 million, and product licensing expense of $3.6 million. Expenditures for research and development costs, including medical studies were $23.0 million, or approximately 3.8% of our total operating expenditures, for the current year compared to $18.7 million, or 4.0%, in 2001. Additionally, insurance costs of $2.8 million, professional fees of $2.6 million, depreciation expense of $2.0 million, finance and information systems costs of $1.9 million and foreign currency exchange rate variances were higher in the current period when compared to the prior year.

        Recapitalization Expenses.    During 2003, we incurred $70.1 million in fees and expenses, along with $16.3 million charged to interest expense, resulting from the recapitalization completed in the third quarter. (See Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

        Unusual Item-Litigation Settlement.    In December 2003, we received the second and final payment of $75.0 million due under the 2002 antitrust lawsuit settlement which resulted in a gain in our 2003 results of operations. (See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

        Operating Earnings.    Operating earnings for 2003 decreased $127.8 million, or 45.2%, to $154.9 million compared to $282.7 million in the prior year due primarily to recapitalization expenses of $70.1 million recorded in 2003 and the change in litigation settlement proceeds recorded in the fourth quarters of 2002 and 2003, of $173.5 million and $75.0 million, respectively. Excluding recapitalization expenses and the litigation settlement gains, operating earnings would have increased $40.6 million, or 37.1%, over the prior year to $150.0 million. Operating margins for 2003, excluding recapitalization expenses and the litigation settlement, would have been 19.6%, up from 18.9% in the prior year, due primarily to the increase in revenue discussed above.

        Interest Expense.    Interest expense in 2003 was $52.1 million compared to $40.9 million in the prior year. This increase is due primarily to expenses related to the recapitalization, such as the write off of debt issuance costs on retired debt, which we have treated as interest expense. Excluding recapitalization expenses, interest expense would have decreased $5.1 million, or 12.6%, from the prior year to $35.8 million. This decrease was due primarily to the partial paydown on our previously existing senior credit facility resulting from the $175.0 million antitrust settlement payment received in

January 2003 and lower interest rates on our new senior credit facility and 7 3/8% subordinated notes. (See Notes 2 and 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

        Net Earnings.    Net earnings of $69.6 million for 2003 decreased $80.5 million, or 53.6%, from the prior year due primarily to the recapitalization expenses and the year-over-year change in the litigation settlement proceeds recorded in the fourth quarters of 2003 and 2002. Excluding the recapitalization expenses and the antitrust settlement payments recorded in 2003 and 2002, net earnings would have increased by $33.0 million, or 75.5%, to $76.8 million due to the increase in operating earnings discussed above. Effective tax rates for 2003 and 2002 were 37.5% and 39.0%, respectively. Our worldwide effective interest rate decreased from 2002 to 2003 primarily as a result of the implementation of a more tax efficient foreign structure.

        Earnings per Share.    For 2003, diluted earnings per share were $0.93 compared to $1.93 for the prior year. Excluding recapitalization expenses and the proceeds from the antitrust settlement, diluted earnings per share for the full year of 2003 would have been $1.04, an increase of 85.7% from the prior year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year (dollars in thousands):

	Year Ended December 31,
	Revenue Relationship		Variance
	2001	2002	$	%
Revenue:
Rental	79%	78%	$91,427	25.3%
Sales	21	22	33,058	35.1

Total revenue	100	100	124,485	27.3
Rental expenses	49	48	55,991	25.4
Cost of goods sold	7	9	18,872	57.3

Gross profit	44	43	49,622	24.5
Selling, general and administrative expenses	25	24	27,885	24.3
Unusual item-litigation settlement	—	(30)	(173,250)	nm

Operating earnings(1)	19	49	194,987	222.3
Interest income	—	—	216	77.1
Interest expense	(10)	(7)	4,173	9.2
Foreign currency gain	—	1	5,573	340.2

Earnings before income taxes	9	43	204,949	497.4
Income taxes	4	17	78,694	454.7

Net earnings	5%	26%	$126,255	528.2%

(1)
Operating earnings for 2002 includes an unusual gain of $173.3 million, before taxes, as described in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report.

        Non-GAAP Financial Information.    Throughout this report, we have presented income statement items on an adjusted basis to exclude the impact of the litigation settlement gain recognized in the fourth quarter of 2002. These adjusted non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process. In addition, we believe investors utilize the information to evaluate period-to-period results and to understand potential future operating results. The following schedule provides a reconciliation of our GAAP earnings statements for the years ended December 31, 2001 and 2002 to the non-GAAP financial information provided (dollars in thousands):

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Earnings
(in thousands, except per share data)
(unaudited)

	Year Ended December 31,
	2001	2002	2002 Antitrust Settlement	2002 Excluding Antitrust Settlement	% Change
Revenue:
Rental	$361,634	$453,061	$—	$453,061	25.3%
Sales	94,313	127,371	—	127,371	35.1%

Total revenue	455,947	580,432	—	580,432	27.3%

Rental expenses	220,485	276,476	—	276,476	25.4%
Cost of goods sold	32,952	51,824	—	51,824	57.3%

Gross profit	202,510	252,132	—	252,132	24.5%
Selling, general and administrative expenses	114,828	142,713	—	142,713	24.3%
Recapitalization expenses	—	—	—	—	nm
Unusual item—litigation settlement	—	(173,250)	(173,250)	—	nm

Operating earnings	87,682	282,669	173,250	109,419	24.8%
Interest income	280	496	—	496	77.1%
Interest expense	(45,116)	(40,943)	—	(40,943)	9.2%
Foreign currency gain	(1,638)	3,935	—	3,935	340.2%

Earnings before income taxes	41,208	246,157	173,250	72,907	76.9%
Income taxes	17,307	96,001	66,838	29,163	68.5%

Net earnings	$23,901	$150,156	$106,412	$43,744	83.0%

Series A convertible preferred stock dividends	—	—	—	—	nm

Net earnings available to common shareholders	$23,901	$150,156	$106,412	$43,744	83.0%

Net earnings per share available to common shareholders:
Basic earnings	$0.34	$2.12		$0.62	82.4%

Diluted earnings	$0.32	$1.93		$0.56	75.0%

Weighted average shares outstanding:
Basic	70,917	70,927		70,927

Diluted	73,996	77,662		77,662

        Total Revenue.    Total revenue in 2002 increased $124.5 million, or 27.3% from the prior year due primarily to increased rental and sales volumes for V.A.C. systems and related disposables. These increased rental and sales volumes were driven by increased sales and marketing efforts, which increased customer awareness of the benefits of V.A.C. therapy, as well as the successful launch of two new enhanced V.A.C. systems in 2002. Our revenue is divided between two primary operating segments: USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

	Year ended December 31,
			Variance
	2001	2002	$	%
USA
V.A.C.
Rental	$134,428	$215,718	$81,290	60.5%
Sales	31,814	53,440	21,626	68.0

Total V.A.C.	166,242	269,158	102,916	61.9
Therapeutic surfaces/other
Rental	156,704	150,793	(5,911)	(3.8)
Sales	31,177	29,240	(1,937)	(6.2)

Total therapeutic surfaces/other	187,881	180,033	(7,848)	(4.2)
Total USA rental	291,132	366,511	75,379	25.9
Total USA sales	62,991	82,680	19,689	31.3

Subtotal—USA	354,123	449,191	95,068	26.8

International
V.A.C.
Rental	11,577	21,207	9,630	83.2
Sales	12,182	23,049	10,867	89.2

Total V.A.C.	23,759	44,256	20,497	86.3
Therapeutic surfaces/other
Rental	58,924	65,343	6,419	10.9
Sales	19,141	21,642	2,501	13.1

Total therapeutic surfaces/other	78,065	86,985	8,920	11.4
Total International rental	70,501	86,550	16,049	22.8
Total International sales	31,323	44,691	13,368	42.7

Subtotal—International	101,824	131,241	29,417	28.9

Total revenue	$455,947	$580,432	$124,485	27.3%

Domestic Revenue

        Total domestic revenue for 2002 increased $95.1 million, or 26.8%, from the prior year due to increased usage of V.A.C. systems which was offset by a slight decline in surface and compression therapy systems use. Total domestic V.A.C. revenue increased by $102.9 million, or 61.9%, from the prior year. V.A.C. rental revenue increased in 2002 by $81.3 million, or 60.5%, from 2001 due to an increase of 62.3% in average units on rent per month for the year which was partially offset by a 1.1% decline in average rental price. The decline in average rental price was due primarily to customer reaction to expected changes in governmental reimbursement policies in the extended care market. V.A.C. sales revenue increased in 2002 by $21.6 million, or 68.0%, from the prior year due to increased sales volume for V.A.C. disposables associated with increased V.A.C. systems rentals.

        Domestic therapeutic surface/other revenue decreased $7.8 million, or 4.2%, due to a $4.3 million decrease in therapeutic surface revenue and a $3.5 million decrease in vascular compression therapy and other revenue. Therapeutic surface revenue decreased due to a 2.3% decrease in the average number of units on rent per month, together with a 1.4% decrease in average rental pricing. The decrease in the average number of units on rent was due to customer concerns about reimbursement in the extended care marketplace and increased competition in the home care market. The decrease in average price was caused in part by the negotiation and extension of a GPO contract with Novation, LLC, which reduced member pricing and became effective September 2001.

International Revenue

        Total international revenue for 2002 increased $29.4 million, or 28.9%, over 2001 due to an increase in revenue from our V.A.C. systems and therapeutic surfaces, together with favorable foreign currency exchange rate fluctuations. Total international V.A.C. revenue increased by $20.5 million, or 86.3%, from the prior year. V.A.C. rental revenue increased due to a 57.9% increase in average units on rent per month for the year as compared to the prior year, together with a 14.7% increase in average rental price. The price increase was due primarily to the introduction of a new higher priced product with enhanced features and benefits, the V.A.C.ATS, together with the implementation of a more standard pricing regime across countries. V.A.C. sales revenue increased in 2002 by $10.9 million, or 89.2%, from the prior year due to the increased sales volume for V.A.C. disposables associated with increased V.A.C. systems rentals.

        International therapeutic surfaces/other revenue increased $8.9 million, or 11.4%, due to a 10.0% increase in the average number of units on rent per month during 2002 as compared to the prior year, partially offset by a 3.3% decrease in average rental pricing. The increase in the average number of units on rent was due to the expansion of sales and marketing efforts in 2002. The decrease in average rental pricing was due to product mix changes.

        Rental Expenses.    Rental, or "field", expenses of $276.5 million increased $56.0 million, or 25.4%, from $220.5 million in the prior year. The field expense increase was due primarily to increased labor and incentive compensation of $27.3 million, product marketing of $4.2 million, parts and disposables of $2.8 million, foreign currency exchange rate variances, and product licensing expenses of $11.8 million directly associated with the growth in V.A.C. revenue. Field expenses for 2002 and 2001 were 61.0% of total rental revenue.

        Cost of Goods Sold.    Cost of goods sold of $51.8 million in 2002 increased approximately $18.8 million, or 57.3%, from $33.0 million in the prior year due to increased V.A.C. disposable sales and higher excess and obsolescence inventory reserve provisions related to therapeutic surface products with low demand. Sales margins decreased to 59.3% in 2002 as compared to 65.1% in the prior year due, in part, to higher sales activity in the home care setting. Approximately 34.5% of home care revenue in 2002 was reimbursed by managed care and private insurance organizations. Many managed care providers prefer an all-inclusive per diem rate, which covers the cost of the rental and all disposables used. This per diem rate is recorded as rental revenue and is not allocated between rentals and sales. However, the all-inclusive managed care revenue was recorded as rental revenue, while the cost of V.A.C. disposables associated with these placements had been recorded in cost of goods sold, which had the effect of reducing our sales margins in comparison to prior year but had no effect on gross profit.

        Gross Profit.    Gross profit in 2002 increased $49.6 million, or 24.5%, to $252.1 million from $202.5 million in the prior year due primarily to the year-to-year increase in revenue resulting from increased demand for V.A.C. systems and related disposables and foreign currency exchange rate variances. Gross profit margin in 2002 was 43.4%, down slightly from 44.4% in 2001 due primarily to investing in sales and service to drive future revenue growth.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $27.9 million, or 24.3%, to $142.7 million in 2002 from $114.8 million in 2001. This increase was due, in part, to higher administrative labor costs of $9.2 million associated with hiring 138 additional personnel for claims billing and for product licensing expenses of $2.5 million associated with the increased usage of V.A.C. systems and related disposables, particularly in the home and foreign currency exchange rate variances. The 2002 results also included approximately $7.9 million of legal expenses associated with the antitrust lawsuit compared to $4.3 million in the prior year.

        Expenditures for research and development, including clinical studies, were $18.7 million, or approximately 4.0% of our total operating expenditures, for 2002 compared to $14.3 million, or 3.9%, in 2001. In addition, marketing costs increased $3.0 million, division labor and incentive compensation increased $2.3 million and depreciation expenses increased $1.3 million in the year when compared to 2001.

        The results for 2002 also reflect an accounting change required under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and other intangible assets that have indefinite lives are no longer amortized ratably over the estimated useful life of the asset. The effect of this change in 2002 was to lower goodwill amortization by $3.4 million as compared to the prior year. As a percentage of total revenue, selling, general and administrative expenses increased to 24.6% in 2002 from 24.4% (excluding $3.4 million in amortization of goodwill) in 2001. (See Note 6 of the Notes to Consolidated Financial included elsewhere in this report.)

        Unusual Item—Litigation Settlement.    During the fourth quarter of 2002, we recorded a gain from the favorable settlement of an antitrust lawsuit. Net of expenses of $1.7 million, this transaction added $173.3 million of pre-tax income to the 2002 results. (See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

        Operating Earnings.    Operating earnings for 2002 increased $195.0 million, or 222.4%, to $282.7 million compared to $87.7 million in the prior year. Excluding the favorable effects of the litigation settlement, operating earnings would have increased $21.7 million, or 24.8%, to $109.4 million. Operating margins for 2002, excluding the favorable effects of the litigation settlement, were 18.9%, down slightly from 19.2% in the prior year, due to the increase in cost of goods sold plus higher spending for the international sales and service infrastructure, claims administration and higher legal expenses.

        Interest Expense.    Interest expense in 2002 was $40.9 million compared to $45.1 million in the prior year. The interest expense decrease was due primarily to lower effective interest rates due to a decline in market rates associated with our previously existing senior credit facility. (See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

        Net Earnings.    Net earnings of $150.2 million for 2002 increased $126.3 million, or 528.2%, from the prior year due to the increase in operating earnings discussed previously, including the favorable impact of the litigation settlement. Excluding the litigation settlement, net earnings increased $19.8 million, or 83.0%, to $43.7 million. Effective tax rates for 2002 and 2001 were 39.0% and 42.0%, respectively.

        Earnings per Share.    For 2002, diluted earnings per share were $1.93 compared to $0.32 for the prior year. Excluding the proceeds from the antitrust settlement, diluted earnings per share for the full year of 2002 would have been $0.56, an increase of 75.0% from the prior year.

Liquidity and Capital Resources

General

        We require capital principally for capital expenditures, systems infrastructure, debt service, interest payments and working capital. Our capital expenditures consist primarily of manufactured rental assets, computer hardware and software and expenditures related to the need for additional office space for our expanding workforce. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

        During the last three years, our principal sources of liquidity have been cash flows from operating activities and borrowings under our previously existing senior credit facility. Based upon the current level of operations, we believe cash flows from operating activities and availability under our new revolving credit facility will be adequate to meet our anticipated cash requirements for interest payments, debt service, working capital and capital expenditures through 2004. During 2003, our primary sources of capital were cash from operations and proceeds received from the antitrust settlement. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the last three years ended December 31, 2003 (dollars in thousands):

	Year ended December 31,
	2001	2002	2003
Net cash provided by operating activities	$29,895	$76,254	$280,206	(1)
Net cash used by investing activities	(48,325)	(39,027)	(73,153)
Net cash provided (used) by financing activities	16,829	16,100	(108,459	)(2)(3)
Effect of exchange rates changes on cash and cash equivalents	(339)	959	2,985

Net increase (decrease) in cash and cash equivalents	$(1,940)	$54,286	$101,579

(1)
Includes receipt of $250.0 million related to the antitrust settlement, which, net of taxes paid through December 31, 2003 and related cash expenses, impacted cash from operating activities by $175.0 million, along with payments related to our recapitalization of $44.0 million, net of tax benefit, realized through December 31, 2003.

(2)
Includes paydown of $107.0 million of indebtedness on our previously existing senior credit facility utilizing funds received related to the antitrust settlement.

(3)
Includes cash recapitalization expenses of $20.7 million.

        At December 31, 2003, cash and cash equivalents of $156.1 million, including cash proceeds received from the antitrust settlement of $75.0 million, were available for general corporate purposes. At December 31, 2003, availability under the revolving portion of our new senior credit facility was $88.7 million, net of $11.3 million in letters of credit.

Working Capital

        At December 31, 2003, we had current assets of $422.8 million, including $32.3 million in inventory, and current liabilities of $195.2 million resulting in a working capital surplus of approximately $227.6 million, compared to a surplus of $254.8 million at December 31, 2002. The reduction in our working capital balance of $27.2 million is related to the refinancing of our debt and the associated expenses incurred in connection with the 2003 recapitalization along with the impact resulting from the antitrust settlement proceeds recorded in both 2003 and 2002. Additionally, we experienced higher earnings and a reduction in inventory due to supply chain management initiatives along with an increase in our accounts payable due to timing of payments. Operating cash flows for 2003 were $280.2 million as compared to $76.3 million for the prior-year period. This increase in operating cash flows was due primarily to the receipt of the antitrust settlement, higher operating earnings and improved working capital management.

        At December 31, 2002 and 2001, we had a working capital surplus of $254.8 million and $100.3 million, respectively. The antitrust settlement accounted for the majority of this change. Excluding the antitrust settlement, our working capital surplus increased approximately $48.1 million from 2001 to 2002 due to increases in cash and accounts receivable. For the years ended

December 31, 2002 and 2001, operating cash flows were $76.3 million and $29.9 million, respectively. This increase was due primarily to higher earnings and lower working capital requirements, primarily inventory, accrued expenses and deferred income taxes.

        We expect rental and sales volumes for V.A.C. systems and related disposables to continue to increase. We believe that a significant portion of this increase will occur in the homecare market which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third-party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. If accounts receivable increase, we will use available cash and, if necessary, borrowing under our new revolving credit facility to fund the increase. We expect that cash on hand, cash flow from operations and additional borrowings under our new revolving credit facility will be sufficient to meet our working capital needs through 2004.

        Non-GAAP Financial Information.    We use earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of leverage capacity and debt service ability. We consider EBITDA to be a key liquidity measure but it should not be considered as a measure of financial performance under GAAP or as an acceptable alternative to GAAP cash flows from operating activities, net earnings or operating earnings. Management uses this non-GAAP financial information to measure liquidity and we believe investors use the information for the same purpose. We have provided this supplemental non-GAAP information to demonstrate meaningful information regarding our liquidity on a consistent and comparable basis for the periods presented. Our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies and is not the same as that term is used under our new senior credit agreement. The following table presents a reconciliation of EBITDA to cash flow from operating activities.

	Year ended December 31,
	2001	2002	2003
Net earnings	$23,901	$150,156	$69,646
Income tax expense	17,307	96,001	41,787
Interest expense(1)	45,116	40,943	52,098
Depreciation	29,530	33,404	43,287
Amortization(2)	5,369	1,278	1,349

EBITDA(3)	121,223	321,782	208,167
Provision for uncollectible accounts receivable	8,932	7,623	6,702
Amortization of deferred loss on interest rate swap	843	—	—
Amortization of deferred gain on sale of headquarters facility	—	(426)	(841)
Write-off of deferred loan issuance costs	—	—	5,233
Non-cash accrual-recapitalization expenses	—	—	7,131
Non-cash amortization-stock award to directors	—	—	185
Non-cash gain on litigation settlement	—	(173,250)	—
Amortization of loan issuance costs	2,316	2,316	2,257
Income tax expense	(17,307)	(96,001)	(41,787)
Interest expense(1)	(45,116)	(40,943)	(52,098)
Change in assets and liabilities net of effects from purchase of subsidiaries and recapitalization expenses	(40,996)	55,153	145,257

Net cash provided by operating activities	$29,895	$76,254	$280,206

(1)
Amounts for 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our 9 5/8% Senior Subordinated Notes due 2007, combined with the write off of unamortized loan issuance costs associated with the previously existing senior credit facility.

(2)
Net of amortization of loan issuance costs, which is included in interest expense.

(3)
Amounts for 2002 include accrual in connection with the first installment payment of $175.0 million ($173.3 million, net of expenses of $1.7 million) as part of the antitrust settlement. Amounts for 2003 include the second and final payment of $75.0 million under the antitrust settlement and recapitalization expenses of $70.1 million.

        EBITDA for 2003 decreased $113.6 million, or 35.3%, from the prior year due to the change in operating earnings discussed above. Excluding the effects of the litigation settlement received in the fourth quarters of 2003 and 2002 and recapitalization expenses, EBITDA for 2003 would have been $203.3 million, an increase of $54.7 million, or 36.8% from the prior year. EBITDA for 2002 increased $200.6 million, or 165.4%, from the prior year. Excluding the effects of the litigation settlement, EBITDA for 2002 would have been $148.5 million, an increase of $27.3 million, or 22.5%, from the prior year due to the changes in operating earnings discussed above. Amortization expense was $3.4 million lower year-to-year due to the change in accounting for goodwill as required by SFAS 142, "Goodwill and Other Intangible Assets". (See Note 6 of Notes to Consolidated Financial Statements included elsewhere in this report.)

Capital Expenditures

        During 2003, 2002, and 2001, we made capital expenditures of $76.3 million, $54.5 million and $44.0 million. The period-to-period increase is due primarily to purchases of materials for V.A.C. systems and other high demand rental products. As of December 31, 2003, we have commitments to purchase new product inventory of $17.6 million over the next twelve months. Other than commitments for new product inventory, we have no material long-term purchase commitments at the end of the period. We expect future demand for V.A.C. systems to increase, which will require increased capital expenditures over time.

Debt Service

        As of December 31, 2003, scheduled principal payments under our new senior credit facility for the years 2004, 2005 and 2006 are $4.8 million annually. To the extent that we have excess cash, we may use it to pay down additional debt. On February 27, 2004, we delivered to the trustee an irrevocable notice to redeem on March 29, 2004 $71.75 million principal amount of our old notes at a price equal to 107.375% of the principal amount plus accrued but unpaid interest to the redemption date. On March 22, 2004, we made a prepayment of $50.0 million on our new senior credit facility.

New Senior Credit Facility

        Our new senior credit facility consists of a $480.0 million seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of December 31, 2003 (dollars in thousands):

Senior Credit Facility	Effective Interest Rate		Amounts Outstanding	Amount Available For Additional Borrowing
Revolving credit facility	—		$—	$88,700	(2)
Term loan facility	4.89	%(1)	477,600	—

Total			$477,600	$88,700

(1)
The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2003 was 3.92%.

(2)
At December 31, 2003 and February 29, 2004, amounts available under the revolving portion of our credit facility are reduced by $11.3 million and $13.8 million, respectively, for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

On February 29, 2004, total borrowings under the senior credit facility were $477.6 million. On March 22, 2004, we made a prepayment of $50.0 million on this amount.

        Our new senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, capital expenditures, changes in the nature of the business, changes in organizational documents and documents evidencing or related to subordinated indebtedness that are materially adverse to the interests of the lenders under our new senior credit facility and changes in accounting policies or reporting practices.

        Our new senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in the new senior credit agreement). Under the new senior credit agreement, EBITDA excludes charges associated with the recapitalization. With regard to these financial covenants, it will be an event of default if we permit any of the following:

  •
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

  •
  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter; or

  •
  for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to $240.0 million for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter.

As of December 31, 2003 we were in compliance with all covenants under the new senior credit agreement.

        We amended our new senior credit agreement effective upon the closing of our initial public offering as follows:

  •
  There will be a new term loan B facility that will be used to repay the existing term loan B facility, and the applicable margin with respect to the new term loan B facility will be (a) at any time the leverage ratio is greater than 2.25 to 1.00, 1.25% in the case of base rate loans and 2.25% in the case of Eurodollar loans, (b) at any time the leverage ratio is less than or equal to 2.25 to 1.00, 1.00% in the case of base rate loans and 2.00% in the case of Eurodollar loans, and (c) at any time our leverage ratio is less than 1.75 to 1.00, and the loans are rated at least Ba2 by Moody's and BB+ by Standard and Poor's, .75% in the case of base rate loans and 1.75% in the case of Eurodollar loans.

  •
  We will be permitted to either prepay our 7 3/8% Senior Subordinated Notes due 2013 or our term loan B with the proceeds of the offering not used to pay bonuses to management and transaction fees and expenses. In addition, we will be permitted to prepay our 7 3/8% Senior Subordinated Notes due 2013 with any cash on hand. We will also be permitted to repurchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

  •
  We will no longer be required to prepay the loans under the senior credit facility with the net cash proceeds of capital contributions or issuances of equity other than with certain net cash proceeds of the initial public offering not used to redeem subordinated notes.

  •
  We will be permitted to effect open-market purchases of our capital stock in an amount up to $25.0 million per year. In addition, we will have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is between 2.25 to 1.00 and 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00.

  •
  We will be able to use up to $40 million of the revolving credit facility for letters of credit.

7 3/8% Senior Subordinated Notes due 2013

        On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semiannually in cash on each May 15 and November 15, which began on November 15, 2003, to the persons who are registered holders at the close of business on May 1 and November 1 immediately preceding the applicable interest payment date. Interest on the notes accrues from and including the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance of the notes. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed. The notes are not entitled to the benefit of any mandatory sinking fund.

        The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.)

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

  •
  incur additional debt;

  •
  pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments;

  •
  place limitations on distributions from our restricted subsidiaries;

  •
  issue or sell capital stock of restricted subsidiaries;

  •
  issue guarantees;

  •
  sell or exchange assets;

  •
  enter into transactions with affiliates;

  •
  create liens; and

  •
  effect mergers.

Interest Rate Protection

        We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed rate basis through August 21, 2006, thus reducing the impact of changes in interest rates on future interest espenses. These contracts are initiated within the guidance of corporate risk management policies and are reviewed and approved by our senior financial management. We do not use financial instruments for speculative or trading purposes.

        The following chart summarizes interest rate hedge transactions effective during 2003 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Shortcut	12/31/02-12/31/03	$80,000	1.745%	Matured 12/31/03
Shortcut	12/31/02-12/31/04	$100,000	2.375%	Outstanding
Shortcut	08/21/03-08/22/05	$60,000	2.150%	Outstanding
Shortcut	08/21/03-08/22/05	$20,000	2.130%	Outstanding
Shortcut	08/21/03-08/21/05	$20,000	2.135%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.755%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.778%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.788%	Outstanding

        As of December 31, 2002, two $100.0 million interest rate swap agreements were in effect to manage the economic impact of fluctuations in interest rates. On January 31, 2003, we sold $20.0 million of our $100.0 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. Our new senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our new senior credit facility for a period of two years from the date of issuance. In August 2003, we entered into six new interest rate swap agreements pursuant to which we fixed the rates on an additional $250.0 million notional amount of our outstanding variable rate borrowings outstanding at December 31, 2003. As a result of the swap agreements currently in effect as of December 31, 2003, 73.3% of our variable interest rate debt outstanding is fixed. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere in this report.)

        All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, which began on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of December 31, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million. During 2003 and 2002, we recorded interest expense of approximately $2.9 million and $2.8 million, respectively, as a result of interest rate protection agreements.

Long Term Commitments

        We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2003, for each of the periods indicated (dollars in thousands):

Fiscal	Long-Term Debt Amortization	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Total
2004	$4,800	$1,765	$22,698	$17,632	$46,895
2005	4,950	1,035	18,506	—	24,491
2006	4,950	348	15,261	—	20,559
2007	4,800	4	11,386	—	16,190
2008	4,800	—	8,903	—	13,703
Thereafter	658,600	—	16,973	—	675,573

        We have entered into a sole-source agreement with Avail Medical Products, Inc., for V.A.C. disposables, effective October 2002 for our U.S.-related orders and in May 2003 for our international-related orders. This supply agreement has a three-year term with an automatic extension for an additional twelve months if neither party gives notice of termination, however it does not contain any firm purchase commitments for inventory in excess of our current purchase orders.

Critical Accounting Estimates

        The SEC defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. In preparing our financial statements in accordance with accounting principles generally accepted in the United States, we must often make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below. (See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this report.)

Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when each of the following four criteria are met:

  1.
  A contract or sales arrangement exists.

  2.
  Products have been shipped and title has transferred or services have been rendered.

  3.
  The price of the products or services is fixed or determinable.

  4.
  Collectibility is reasonably assured.

        We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Sales revenue is recognized when products are shipped. Reductions to rental revenue are recorded to provide for payment adjustments including capitation agreements, evaluation/free trial days, credit memos, rebates, pricing adjustments, utilization adjustments, cancellations and payer adjustments. In addition, we establish reserves against revenue to allow for uncollectible items relating to unbilled receivables over 60 days old and patient co-payments, based on historical collection experience.

Accounts Receivable-Allowance for Doubtful Accounts

        We utilize a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items beginning at 60 days after the end of service or usage. Items that remain unbilled for more than 90 days, or beyond an established billing window, are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for bad debt based on the length of time that the receivables are past due. The reserve rates vary by payer group and are based upon our historical experience on a weighted average basis. The reserves range in value from 0% for current amounts to 50% for amounts over 150 days for most payer groups and 100% for certain higher risk payers. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount. We do not anticipate any of these items to be significant. We expect revenue to continue to grow and as a result our receivables will continue to grow but we do not expect them to grow at the same pace as revenue. We expect to continue to improve our days receivable outstanding and therefore, reduce bad debt reserves as a percent of total accounts receivable. We expect this to happen over time as we continue to enhance our systems and internal processes to provide for more rapid billing and collection of our receivables. However, we may not be able to reduce the number of days receivable outstanding, and as such, or receivables may grow together with our revenue, or faster than revenue, resulting in variability in our historical reserve adjustments.

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

        Goodwill was tested for impairment during the first and fourth quarters of 2002 and the fourth quarter of 2003. It will be tested for impairment at least annually, in the fourth quarter, using a two-step process. The first step is a comparison of an estimation of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments—USA and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement. We recorded no impairments to our reporting units as a result of the implementation of SFAS 142 during 2002 or 2003.

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

Income Taxes

        We operate in multiple tax jurisdictions both inside and outside the United States, with different tax rates, accordingly we must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. In the normal course of our business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions along with questions regarding transfer pricing matters. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. We believe our income tax accruals are adequate to cover exposures related to such potential changes in income allocations between jurisdictions. To the extent additional information becomes available, such accruals are adjusted to reflect probable outcomes.

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

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation ("FIN 46R"). FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities. As a result of the issuance of FIN 46 and FIN 46R, we evaluated our accounting of and disclosure of our beneficial ownership of two Grantor Trusts and determined that no changes to our accounting methods or disclosures related to these trusts were required. As such, our adoption of FIN 46 and FIN 46R during 2003 did not have a significant effect on our financial position or results of operations.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Our adoption of SFAS 149 during 2003 did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have applied the terms of SFAS 150 to the Series A convertible preferred stock issued as a part of the recapitalization and determined that it should be classified as equity and will be reported in the mezzanine section of our balance sheet. All dividends paid or accrued on the Series A convertible preferred stock will be reported as dividends in the Consolidated Statements of Earnings included elsewhere in this report.

RISK FACTORS

Risks Related to Our Business

        We face significant competition in our V.A.C. business from companies offering alternative wound therapies and from Hill-Rom Company in our therapeutic surfaces business, which competition may result in lower growth rates if other companies commercialize competing products before or more successfully than us.

        The competition for our V.A.C. systems in wound healing and tissue repair consists in large part of wound-healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, advanced wound care dressings, skin substitutes, products containing growth factors and medical devices used for wound care. Recently, BlueSky Medical Corporation introduced a medical device which has been marketed to compete with V.A.C. systems. We have filed suit against BlueSky and related parties seeking to prohibit their continued marketing and sales of the device, which we believe infringes our patent rights. (See "Item 3. Legal Proceedings"). If a product similar to any V.A.C. system is introduced into the market by a legitimate competitor and protections afforded us under intellectual property laws are not adequate to prevent the rental or sale of the product, we could lose market share or experience downward pricing pressure.

        Our primary competitor in the therapeutic surface business is Hill-Rom Company, whose financial and other resources substantially exceed those available to us. In Europe, we also face competition from Huntleigh Healthcare and Pegasus Limited.

        In medical technology, two types of competitive actions pose particularly important risks for potential market share loss. Significant technological innovations can result in substantial swings in market share if we are not able to launch comparably innovative products within months of a competitor's innovation. Similarly, significant changes in market share may also occur if competitors obtain sole-source contracts with a substantial proportion of GPOs, large health care providers or third party payers, effectively limiting our market access. Although we are unaware of any current significant competitive developments, future competitive initiatives could result in loss of market share, leading to lower growth rates and ultimately to reduced profitability.

        Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting our intellectual property, particularly our rights to the Wake Forest patents that we rely on in our V.A.C. business, or are sued by third parties for alleged infringement, our competitive position would be harmed.

        We place considerable importance on obtaining and maintaining patent protection for our products, particularly, our rights to the Wake Forest patents that we rely on in our V.A.C. business. We have numerous patents on our existing products and processes and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. As the market for, and revenues generated by, the V.A.C. expand, we believe additional competitors may introduce products designed to mimic the V.A.C. We would incur substantial costs and diversion of management resources if we have to assert or defend our patent rights against others. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our products. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so. (See "Item 3. Legal Proceedings").

        For example, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was recently subject to an opposition proceeding before the Opposition Division of the European Patent Office. The patent was upheld at a hearing on December 9, 2003, but was corrected to expand the range of pressures covered by the patent from 0.10—0.99 atmospheres to 0.01—0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. A written ruling is expected in the next several months. We intend to appeal the new screen means definition established by the panel. We believe it will take two to three years to complete the appeal process and we may not be successful in our appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base. Revenue for the V.A.C. product lines in Europe was $65.5 million for the year ended December 31, 2003. (See "Item 3. Legal Proceedings").

        We have agreements with third parties, including our exclusive license of the V.A.C. patents from Wake Forest, that provide for licensing of their patented or proprietary technologies. These agreements include royalty-bearing licenses. If we were to lose the rights to license these technologies or our costs to license these technologies were to materially increase, our business would suffer.

        If we are unable to develop new generations of V.A.C. and therapeutic surface products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

        Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. and surfaces products is required for us to grow and compete effectively. Over time, our existing foreign and domestic patent protection in both the V.A.C. and surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines. If we are unable to continue developing proprietary product enhancements to V.A.C. systems and surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business. In addition, if we fail to develop new lines of products, we will not be able to penetrate new markets. Innovation in enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

        Because we have scaled our business to support future V.A.C. growth, our financial condition could suffer if V.A.C. revenues do not grow as we anticipate.

        To support the ongoing rapid growth of V.A.C. sales and rentals, we add staff and capital on a routine basis slightly ahead of current requirements. If revenue from our V.A.C. sales and rentals does not grow as we anticipate, our results of operations and financial condition could suffer until resources and requirements are brought back into balance.

        Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage of V.A.C. and cause our V.A.C. sales to suffer.

        If any of our V.A.C. systems fail to demonstrate statistically significant clinical efficacy in any of our ongoing clinical studies when compared to traditional therapies, our ability to further penetrate the advanced wound care market may be negatively impacted as physicians may choose not to use V.A.C. therapy as a wound treatment. Furthermore, adverse clinical results from these trials would hinder the ability of V.A.C. to achieve standard-of-care designation, which could slow the adoption of V.A.C. across all targeted wound types. As a result, usage of V.A.C. may decline and cause our V.A.C. revenue to suffer.

        We have recently learned that the Agency for Healthcare Research and Quality ("AHRQ") has assigned a technology assessment on negative pressure therapies for wound healing to the Blue Cross Blue Shield Association Technology Evaluation Center. We have provided AHRQ with an extensive set of clinical documentation on our negative pressure wound therapies and systems and we expect that the technology assessment will be issued in mid-2005. Although the technology assessment will not have any legal or binding effect, a technology assessment which was negative, in whole or part, could cause usage of our V.A.C. brand systems to decline.

        Changes to third-party reimbursement policies could reduce the reimbursement we receive for our products.

        Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. We also act as a durable medical equipment, or DME, supplier and, as such, we furnish our products directly to customers and subsequently bill third-party payers such as Medicare, Medicaid and private insurance. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products could decrease. In addition, in the event any public or private third-party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursement. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, the outcome of future coverage or payment decisions for any of our products by governmental or private payers remain uncertain.

        In 2003, the Centers for Medicare and Medicaid Services issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease. In addition, under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, a number of changes were made to the Medicare payment methodology for items of DME, including certain payment freezes, a competitive bidding program and clinical and quality standards.

        If we are not able to timely collect reimbursement payments our financial condition may suffer.

        The Medicare Part B coverage policy covering V.A.C. systems is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures, which can result in extended payment cycles. This has made billing home care payers more complex and time consuming than billing other payers. As of December 31, 2003, we had $199.9 million of receivables outstanding, net of reserves of $36.3 million for doubtful accounts and an additional $13.4 million for Medicare V.A.C. receivables prior to October 1, 2000. For the year ended December 31, 2003, our receivables, exclusive of our Medicare receivables prior to October 1, 2000 and related reserves, were outstanding for an average of 85 days. If the average number of days our receivables are outstanding increases, our cash flows could be negatively impacted.

        We may be subject to claims audits which would harm our business and financial results.

        As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to government scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the Durable Medical Equipment Regional Carriers, or DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use involve audits of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation. For example, after a routine review by the Region A DMERC during 2003, the DMERC identified overpayments of approximately $110,000.

        Also, in December 2002, we submitted a written request to the medical directors of the four DMERCs in which we requested clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. In September 2003, we learned that one of the DMERCs published in its regional newsletter an interpretation of the policy consistent with its June response. The other three DMERCs later published the same interpretation. Also in September 2003, we began to experience an increase in Medicare Part B denials for V.A.C. placements. We provided the medical directors with responses to their interpretation and have spoken to one of the DMERC medical directors to support our interpretation of the policy. On December 5, 2003, the DMERC medical directors responded to our letter. In their response, the medical directors reiterated their interpretation. In essence, the medical directors provided: (1) that the Negative Pressure Wound Therapy policy generally does not cover wounds of less than 0.5 cm in depth, use of Negative Pressure Wound Therapy for more than four months, or wounds where there has not been any wound healing progress due to an intervening spell of illness; (2) that only measurements of width, length and depth may be used to demonstrate wound healing progress (which is required to justify continuing medical necessity for additional cycles of use); and (3) technical responses to issues concerning the delivery of the V.A.C. pump and ordering of disposables. We do not believe that the DMERC medical directors' interpretation reflects the current Negative Pressure Wound Therapy policy or current medical practice. As a result, we have responded to the most recent letter from the medical directors in an effort to clarify the policy while at the same time maintaining coverage for all Medicare Part B beneficiaries for whom V.A.C. treatment is medically necessary. In the event that the medical directors do not agree to revise their interpretations on these issues, the rate of V.A.C. revenue growth would be impacted. Although difficult to predict, we believe the reimbursement issues addressed by the medical directors relate to approximately 20% of our annual V.A.C. Medicare revenue or about 2.2% of our overall annual revenue.

        Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier.

        We obtain some of the components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., for V.A.C. disposables, effective October 2002 for our U.S.-related orders and in May 2003 for our international-related orders. This supply agreement has a three-year term with an automatic extension for an additional twelve months if neither party gives notice of termination. V.A.C. disposables represented 16% of our revenue for the year ending December 31, 2003. V.A.C. therapy cannot be administered by our V.A.C. rental units without use of the appropriate V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenues from decreased V.A.C. rentals. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. The need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs.

        If we are unable to successfully implement our new management information systems or are otherwise unable to manage rapid changes, our business may be harmed.

        In the last three years, we have grown rapidly, and we believe we will continue to grow at a rapid pace. We are currently implementing new management information systems to assist us in managing our rapid growth. If the implementation of these new systems is significantly delayed, or if our expectations for the efficiencies to be obtained through the new systems are not met, our business could be harmed. For example, if we experience problems with our new systems for procurement and billing, we could experience product shortages or an increase in accounts receivable. Any failure by us to properly implement our new information systems, or to otherwise properly manage our growth could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

        We are subject to numerous laws and regulations governing the healthcare industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

        There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. For example, the recent enactment of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

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

        We are also subject to various federal and state laws pertaining to health care fraud and abuse, including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and

Human Services have launched an enforcement initiative which specifically targets the long term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although we believe our business arrangements comply with federal and state fraud and abuse laws, our practices may be challenged under these laws in the future.

        Product liability claims could expose us to significant costs associated with adverse judgments or could reduce the demand for our V.A.C. and therapeutic surface products.

        The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. If a product liability claim is successfully asserted against us and we become liable for amounts in excess of our insurance coverage, we could be responsible for potentially large litigation damage awards and costs and expenses in litigating such a claim.

Risks Related to Our Capital Structure

        Our substantial indebtedness could adversely affect our financial condition.

        We have a significant amount of debt. As of February 29, 2004, we had $689.5 million of outstanding indebtedness (long-term debt, capital lease obligations and our liability associated with interest rate swaps) and a shareholders' deficit of $583.1 million. This level of indebtedness could have important consequences, including the following:

  •
  it may be difficult for us to satisfy our obligations under our new senior credit facility and the 7 3/8% Senior Subordinated Notes due 2013;

  •
  if we default on our secured debt, these lenders may foreclose on our assets and we may not be able to continue as a going concern;

  •
  we may have to use a significant amount of our cash flow for scheduled debt service rather than for operations;

  •
  we may be less able to obtain other debt or equity financing in the future;

  •
  we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;

  •
  our vulnerability to general adverse economic and industry conditions could be increased; and

  •
  we could be at a competitive disadvantage to competitors with less debt.

        Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

        Due to the large amount of principal and interest payments due under our debt, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our interest rate swap agreements effectively convert a portion of our variable-rate borrowings to a fixed rate basis through 2006, thus reducing the impact of changes on future interest expense. Approximately 73.3% of our outstanding variable-rate borrowings as of December 31, 2003 and February 29, 2004 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges. If market interest rates for similar borrowings had averaged 1% more than they did at December 31, 2003, our annual interest expense, after considering the effects of our interest rate swaps, would have increased, and earnings before taxes would have decreased by approximately $1.3 million. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. Our ability to refinance will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

        Restrictive covenants in the new senior credit facility and the indenture governing the 7 3/8% Senior Subordinated Notes due 2013 may restrict our ability to pursue our business strategies.

        Our new senior credit facility and the indenture governing the 7 3/8% Senior Subordinated Notes due 2013 limit our ability, among other things, to:

  •
  incur additional indebtedness or contingent obligations;

  •
  pay dividends or make distributions to our shareholders;

  •
  repurchase or redeem our stock;

  •
  make investments;

  •
  grant liens;

  •
  make capital expenditures;

  •
  enter into transactions with our shareholders and affiliates;

  •
  sell assets; and

  •
  acquire the assets of, or merge or consolidate with, other companies.

        Our new senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in our new senior credit facility). Under our new senior credit facility, EBITDA excludes charges associated with the recapitalization. With regard to these financial covenants, it will be an event of default if we permit any of the following:

  •
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

  •
  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter; or

  •
  for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to $240.0 million for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter.

        We may not be able to maintain these ratios. Covenants in our new senior credit facility may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

        If we default under our new senior credit facility, we could be prohibited from making any payments on the 7 3/8% Senior Subordinated Notes due 2013. In addition, the lenders under our new senior credit facility could require immediate repayment of the entire principal then outstanding. If those lenders require immediate repayment, we may not be able to repay them and also repay the 7 3/8% Senior Subordinated Notes due 2013 in full. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under our new senior credit facility, or if we are unable to maintain the financial ratios under our new senior credit facility, we will be in default under our new senior credit facility, which could, in turn, cause a default under the 7 3/8% Senior Subordinated Notes due 2013, the related indenture and any other debt obligations that we may incur from time to time.

        Our obligations under our new senior credit facility are secured by substantially all of our assets.

        Our obligations under our new senior credit facility are secured by liens on substantially all of our assets, and the guarantees of certain of our subsidiaries under our new senior credit facility are secured by liens on substantially all of such subsidiaries' assets. If we become insolvent or are liquidated, or if payment under our new senior credit facility or of other secured obligations are accelerated, the lenders under our new senior credit facility or the obligees with respect to the other secured obligations will be entitled to exercise the remedies available to a secured lender under applicable law and the applicable agreements and instruments, including the right to foreclose on all of our assets. Accordingly, you could lose all or a part of your investment in our common stock.

        Our articles of incorporation, our by-laws and Texas law contain provisions that could discourage, delay or prevent a change in control or management of KCI.

        Our articles of incorporation and by-laws and Texas law contain provisions which could discourage, delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors.

        These provisions include:

  •
  authorization of the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors;

  •
  establishment of a classified board of directors with staggered, three-year terms;

  •
  provisions giving the board of directors sole power to set the number of directors;

  •
  limitations on the ability of shareholders to remove directors;

  •
  requirement for the approval of at least two-thirds of our outstanding common and preferred shares (on an as-converted basis) to amend our articles of incorporation;

  •
  authorization for our board of directors to adopt, amend or repeal our by-laws (subject to the right of our shareholders to adopt, amend or repeal the amended and restated by-laws with the approval of at least two-thirds of our outstanding common and preferred shares (on an as-converted basis));

  •
  limitations on the ability of shareholders to call special meetings of shareholders; and

  •
  establishment of advance notice requirements for presentation of new business and nominations for election to the board of directors at shareholder meetings.

In addition, under Texas law and our articles of incorporation and our by-laws, action may not be taken by less than unanimous written consent of our shareholders unless the board of directors has recommended that the shareholders approve such action.

        The limitation on the ability of shareholders to call a special meeting, to act by written consent and to remove directors may make it difficult for shareholders to remove or replace the board of directors should they desire to do so. Since management is appointed by the board of directors, any inability to effect a change in the board may result in the entrenchment of management.

        These provisions delay or prevent a third party from acquiring us. Any such delay or prevention could cause the market price of our common stock to decline.

        Our voting stock is controlled by three principal shareholders whose interests may conflict with those of our other shareholders.

        As of March 10, 2004, Fremont Partners, L.P., Dr. James R. Leininger and Blum Capital Partners, L.P., and their respective affiliates collectively own 57.6% of our outstanding shares of voting stock. As a result of this ownership, Fremont Partners, Dr. Leininger and Blum Capital Partners are able to direct our affairs and to approve any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our articles of incorporation and by-laws and approval of mergers or sales of substantially all our assets. The interests of our principal shareholders may conflict with the interests of our other shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

        We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed rate basis through August 21, 2006, thus reducing the impact of changes in interest rates on future interest expenses. These contracts are initiated within the guidance of corporate risk management policies and are reviewed and approved by our senior financial management. We do not use financial instruments for speculative or trading purposes.

        Our new senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our new senior credit facility for a period of two years from the date of issuance. As of December 31, 2003, we have seven interest rate swap agreements pursuant to which we have fixed the rates on $350.0 million of our variable rate debt as follows:

  •
  2.375% per annum on $100.0 million of our variable rate debt through December 31, 2004;

  •
  2.150% per annum on $60.0 million of our variable rate debt through August 22, 2005;

  •
  2.130% per annum on $20.0 million of our variable rate debt through August 22, 2005;

  •
  2.135% per annum on $20.0 million of our variable rate debt through August 21, 2005;

  •
  2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;

  •
  2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and

  •
  2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

As a result of the swap agreements currently in effect as of December 31, 2003, 73.3% of our variable interest rate debt outstanding is fixed.

        All interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, which began on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of December 31, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million.

        The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of December 31, 2003 and 2002. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Maturity date
	December 31, 2003
	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	—	$150	$150	—	$205,000	$205,300	$215,550
Average interest rate	—	7.000%	7.000%	—	7.375%	7.374%
Variable rate	$4,800	$4,800	$4,800	$4,800	$458,400	$477,600	$472,800
Average interest rate	3.920%	3.920%	3.920%	—		3.920%
Interest rate swaps(1)
Variable to fixed	$100,000	$100,000	$150,000		—	$350,000	$(2,402)
Average pay rate	2.375%	2.143%	2.774%		—	2.480%
Average receive rate	1.163%	1.163%	1.165%		—	1.164%
	Maturity date
	December 31, 2002
	2003	2004	2005	2006	2007	Total	Fair Value
Long-term debt
Fixed rate	—	—	—	—	$200,000	$200,000	$206,000
Average interest rate	—	—	—	—	9.625%	9.625%
Variable rate	$30,550	$86,750	$113,825	$90,725	$—	$321,850	$321,850
Average interest rate	3.239%	3.905%	4.149%	4.025%	—	3.962%
Interest rate swaps(1)
Variable to fixed	$100,000	$100,000	$—	$—	$—	$200,000	$(1,341)
Average pay rate	1.745%	2.375%	—	—	—	2.060%
Average receive rate	1.400%	1.400%	—	—	—	1.400%

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

        We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $25.5 million for the year ended December 31, 2003. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2003 would change our net income for the year ended December 31, 2003 by approximately $1.7 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2003	2002
Assets:
Current assets:
Cash and cash equivalents	$156,064	$54,485
Accounts receivable, net	199,938	152,896
Accounts receivable—other	—	175,000
Inventories, net	32,253	37,934
Deferred income taxes	22,749	—
Prepaid expenses and other current assets	11,811	9,760

Total current assets	422,815	430,075

Net property, plant and equipment	145,208	105,549
Loan and preferred stock issuance costs, less accumulated amortization of $1,014 in 2003 and $11,949 in 2002	19,779	5,911
Goodwill	48,797	46,357
Other assets, less accumulated amortization of $8,190 in 2003 and $6,840 in 2002	28,497	30,167

	$665,096	$618,059

Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$34,386	$11,156
Accrued expenses	112,652	61,556
Current installments of long-term debt	4,800	30,550
Current installments of capital lease obligations	1,576	157
Derivative financial instruments	2,402	1,341
Income taxes payable	39,403	14,615
Current deferred income taxes	—	55,887

Total current liabilities	195,219	175,262

Long-term obligations, net of current installments	678,100	491,300
Capital lease obligations, net of current installments	1,351	95
Deferred income taxes	26,566	20,452
Deferred gain, sale of headquarters facility	9,183	10,023
Other noncurrent liabilities	212	1,363

	910,631	698,495
Series A convertible preferred stock, issued and outstanding 264 in 2003	261,719	—
Shareholders' equity (deficit):
Common stock; authorized 150,000 in 2003 and 100,000 in 2002; issued and outstanding 41,270 in 2003 and 70,928 in 2002	41	71
Additional paid-in capital	1,157	—
Deferred compensation	185	—
Retained deficit	(518,955)	(76,216)
Accumulated other comprehensive income (loss)	10,318	(4,291)

Shareholders' deficit	(507,254)	(80,436)

	$665,096	$618,059

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Rental	$582,801	$453,061	$361,634
Sales	181,035	127,371	94,313

Total revenue	763,836	580,432	455,947
Rental expenses	356,075	276,476	220,485
Cost of goods sold	64,118	51,824	32,952

Gross profit	343,643	252,132	202,510
Selling, general and administrative expenses	193,658	142,713	114,828
Recapitalization expenses	70,085	—	—
Unusual item-litigation settlement (gain)	(75,000)	(173,250)	—

Operating earnings	154,900	282,669	87,682
Interest income	1,065	496	280
Interest expense	(52,098)	(40,943)	(45,116)
Foreign currency gain (loss)	7,566	3,935	(1,638)

Earnings before income taxes	111,433	246,157	41,208
Income taxes	41,787	96,001	17,307

Net earnings	$69,646	$150,156	$23,901
Series A convertible preferred stock dividends	(9,496)	—	—

Net earnings available to common shareholders	$60,150	$150,156	$23,901

Net earnings per share available to common shareholders:
Basic	$1.03	$2.12	$0.34

Diluted	$0.93	$1.93	$0.32

Weighted average shares outstanding:
Basic	58,599	70,927	70,917

Diluted	64,493	77,662	73,996

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$69,646	$150,156	$23,901
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	43,287	33,404	29,530
Amortization	3,606	3,594	7,685
Provision for uncollectible accounts receivable	6,702	7,623	8,932
Amortization of deferred loss on interest rate swap	—	—	843
Amortization of deferred gain on sale of headquarters facility	(841)	(426)	—
Write-off of deferred loan issuance costs	5,233	—	—
Non-cash accrual of recapitalization expenses	7,131	—	—
Non-cash amortization of stock award to directors	185	—	—
Non-cash gain on litigation settlement	—	(173,250)	—
Change in assets and liabilities net of effects from purchase of subsidiaries, recapitalization expenses and unusual items:
Increase in accounts receivable, net	(53,597)	(38,217)	(39,571)
Decrease in other accounts receivable	175,000	—	—
Decrease (increase) in inventories	5,723	2,612	(16,664)
Decrease (increase) in prepaid expenses and other current assets	(2,046)	(423)	681
Increase in accounts payable	23,251	2,568	2,069
Increase in accrued expenses	44,289	11,864	6,835
Increase in income taxes payable	24,788	5,732	4,467
Increase (decrease) in current deferred income taxes	(78,636)	55,887	—
Increase (decrease) in deferred income taxes, net	6,485	15,130	1,187

Net cash provided by operating activities	280,206	76,254	29,895

Cash flows from investing activities:
Additions to property, plant and equipment	(76,276)	(54,546)	(43,997)
Decrease (increase) in inventory to be converted into equipment for short-term rental	2,100	(300)	(2,700)
Dispositions of property, plant and equipment	3,575	1,703	2,744
Proceeds from sale of headquarters facility	—	18,232	—
Business acquisitions, net of cash acquired	(2,224)	(3,596)	(80)
Increase in other assets	(328)	(520)	(4,292)

Net cash used by investing activities	(73,153)	(39,027)	(48,325)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable, long-term, capital lease and other obligations, excluding the recapitalization transaction	(114,649)	16,091	16,805
Proceeds from the exercise of stock options	1,725	9	24
Recapitalization:
Payoff of long-term debt and bonds	(408,226)	—	—
Proceeds from issuance of new debt and bonds	685,000	—	—
Proceeds from issuance of Series A convertible preferred stock, net	258,017	—	—
Purchase of common stock	(509,597)	—	—
Debt and preferred stock issuance costs	(20,729)	—	—

Net cash provided (used) by financing activities	(108,459)	16,100	16,829

Effect of exchange rate changes on cash and cash equivalents	2,985	959	(339)

Net increase (decrease) in cash and cash equivalents	101,579	54,286	(1,940)
Cash and cash equivalents, beginning of year	54,485	199	2,139

Cash and cash equivalents, end of year	$156,064	$54,485	$199

Non-cash activity:
Non-cash consideration for exercise of stock options	$334	$—	$—

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Deficit

Three Years Ended December 31, 2003

(in thousands)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balances at December 31, 2000	$71	$—	$—	$(250,306)	$(7,718)	$(257,953)

Net earnings	—	—	—	23,901	—	23,901
Foreign currency translation adjustment	—	—	—	—	(1,213)	(1,213)
Net derivative loss, net of taxes of $1,592	—	—	—	—	(2,956)	(2,956)
Reclassification adjustment for losses included in income, net of taxes of $713	—	—	—	—	1,323	1,323
Reclassification adjustment for loss recognized on termination of interest rate swap, net of taxes of $372	—	—	—	—	691	691
Reclassification adjustment for amortization of loss recognized on termination of interest rate swap, net of tax benefit of $76	—	—	—	—	(142)	(142)
Exercise of stock options	—	—	—	24	—	24

Balances at December 31, 2001	$71	$—	$—	$(226,381)	$(10,015)	$(236,325)

Net earnings	—	—	—	150,156	—	150,156
Foreign currency translation adjustment	—	—	—	—	5,511	5,511
Net derivative loss, net of taxes of $562	—	—	—	—	(1,045)	(1,045)
Reclassification adjustment for losses included in income, net of taxes of $972	—	—	—	—	1,807	1,807
Reclassification adjustment for loss recognized on termination of interest rate swap, net of tax benefit of $305	—	—	—	—	(549)	(549)
Exercise of stock options	—	—	—	9	—	9

Balances at December 31, 2002	$71	$—	$—	$(76,216)	$(4,291)	$(80,436)

Net earnings	—	—	—	69,646	—	69,646
Foreign currency translation adjustment	—	—	—	—	15,298	15,298
Net derivative loss, net of taxes of $1,402	—	—	—	—	(2,603)	(2,603)
Reclassification adjustment for losses included in income, net of taxes of $1,030	—	—	—	—	1,914	1,914
Purchase of common stock in recapitalization	(30)	—	—	(509,567)	—	(509,597)
Prefered stock dividends declared	—	—	—	(9,244)	—	(9,244)
Beneficial conversion feature	—	—	—	5,776	—	5,776
Amortization of beneficial conversion feature	—	—	—	(252)	—	(252)
Shares issued to directors	—	—	185	—	—	185
Exercise of stock options	—	1,157	—	902	—	2,059

Balances at December 31, 2003	$41	$1,157	$185	$(518,955)	$10,318	$(507,254)

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 2003 presentation.

  (b) Nature of Operations and Customer Concentration

        Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products which can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. We derive our revenue from the rental and sale of products in two primary categories: Advanced Wound Care and Therapeutic Surfaces. Our advanced wound care systems incorporate our proprietary Vacuum Assisted Closure, or V.A.C. technology, which has been clinically demonstrated to promote wound healing and reduce the cost of treating patients with difficult-to-treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

        We have direct operations in the United States, Canada, Europe, Australia and South Africa, and conduct additional business through distributors in Latin America, the Middle East and Asia. We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.9% of our revenue for the year ended December 31, 2003, we have a substantial presence in all care settings.

        In the U.S. acute and extended care settings, which accounted for more than half of our domestic revenue, we bill our customers, such as hospitals and extended care facilities, directly. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 41%, 44% and 49% of our revenue during 2003, 2002 and 2001, respectively, was generated under national agreements with GPOs. During 2003, 2002 and 2001, we recorded approximately $128.7 million, $113.1 million and $109.9 million, respectively in V.A.C. and therapeutic surfaces revenues under contracts with Novation, LLC, a GPO.

        In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and bill third party payers, such as Medicare and private insurance. During 2003, 2002 and 2001, we recorded approximately $83.6 million, $57.9 million and $29.4 million, respectively, in revenues from Medicare.

  (c) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, when each of the following four criteria are met:

  1)
  A contract or sales arrangement exists.

  2)
  Products have been shipped and title has transferred or services have been rendered.

  3)
  The price of the products or services is fixed or determinable.

  4)
  Collectibility is reasonably assured.

        We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Sales revenue is recognized when products are shipped. Reductions to rental revenue are recorded to provide for payment adjustments including capitation agreements, evaluation/free trial days, credit memos, rebates, pricing adjustments, utilization adjustments, cancellations and payer adjustments. In addition, we establish reserves against revenue to allow for uncollectible items relating to unbilled receivables over 60 days old and patient co-payments, based on historical collection experience.

  (e) Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

  (f) Fair Value of Financial Instruments

        The carrying amount reported in the balance sheet for cash, accounts receivable, long-term investments, accounts payable and long-term obligations approximates fair value. We estimate the fair value of long-term obligations by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument.

  (g) Accounts Receivable

        Accounts receivable consist of amounts due directly from facilities (hospitals, extended care facilities, etc.), third-party payers ("TPP") (both governmental and non-governmental) and patient pay accounts.

        Significant concentrations of accounts receivable include:

	2003	2002
Facilities / dealers	60%	63%
TPP—Managed care and commercial	25%	26%
TPP—Governmental	13%	9%
Other	2%	2%

        The third-party payer reimbursement process requires extensive documentation which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

        We utilize a combination of factors in evaluating the collectibility of account receivables. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items beginning at 60 days after the end of service or usage. Items that remain unbilled for more than 90 days or beyond an established billing window are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for bad debt based on the length of time that the receivables are past due. The reserve rates vary by payer group and are based upon our historical experience on a weighted average basis. The reserves range in value from 0% for current amounts to 50% for amounts over 150 days for most payer groups and 100% for certain higher risk payers. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

  (h) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale products in excess of the last twelve months sales usage are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. We rely on historical information and material requirements planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

        We have a three-year contract effective October 1, 2002 with one supplier to supply the majority of our inventory generating V.A.C. sales revenue.

  (i) Long-Lived Assets

        Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Loan issuance costs include costs incurred in connection with the issuance of debt in our 2003 recapitalization. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate. We also capitalized approximately $950,000 of issuance costs on the issuance of our Series A Convertible Preferred Stock which we are amortizing using the effective interest method over the conversion period. Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

        Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (30 to 40 years for buildings and between three and five years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term.

  (j) Goodwill and Other Indefinite Lived Intangible Assets

        Goodwill represents the excess purchase price over the fair value of net assets acquired. Prior to 2002, goodwill was amortized over three to twenty-five years from the date of acquisition using the straight-line method. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.

        Goodwill and other indefinite lived intangible assets have been tested for impairment during the first and fourth quarters of 2002 and fourth quarter of 2003. They will be tested for impairment at least annually, in the fourth quarter based upon September 30 financial information, using a two-step process. The first step is a comparison of an estimate of the fair value of a reporting unit with the reporting unit's carrying value. We have determined that our reporting units are our two operating segments—U.S. and International. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired, and as a result, the second step of the impairment test is not required. If required, the second step compares the fair value of reporting unit goodwill with the carrying amount of that goodwill. If we determine that reporting unit goodwill is impaired, the fair value of reporting unit goodwill would be measured by comparing the discounted expected future cash flows of the reporting unit with the carrying value of reporting unit goodwill. Any excess in the carrying value of reporting unit goodwill to the estimated fair value would be recognized as an expense at the time of the measurement. We recorded no impairments to our reporting units as a result of the application of SFAS 142 during 2002 and 2003.

        The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal factors or business climate, an adverse regulatory action or unanticipated competition.

  (k) Income Taxes

        We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. The provision for deferred income tax expense represents the change in net deferred tax assets and liabilities during the year.

  (l) Earnings Per Common Share

        Basic earnings per common share ("EPS") is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings when dilutive.

  (m) Licensing Fees

        We pay licensing fees for the right to market our V.A.C. devices. Licensing fee expenses are based on V.A.C. revenue and recognized in the period that the related revenue is earned.

  (n) Self-Insurance

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

  (o) Foreign Currency Translation and Transaction Gains and Losses

        The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income.

  (p) Stock Options

        We use the intrinsic value method to account for our stock option plans. In 2003 and 2002, compensation costs of approximately $43.9 million and $824,000 respectively, net of estimated taxes, have been recognized in the financial statements related to our plans. Compensation costs for 2003 include $42.2 million of expenses, net of taxes, related to the recapitalization completed during the third quarter of 2003. If the compensation cost for our stock-based employee compensation plan had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings available to common shareholders and earnings per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings per share information):

	Year ended December 31,
	2003	2002	2001
Net earnings available to common shareholders as reported	$60,150	$150,156	$23,901
Pro forma net earnings:
Net earnings available to common shareholders as reported	$60,150	$150,156	$23,901
Compensation expense under intrinsic method	43,855	824	—
Compensation expense under fair value method	(4,869)	(1,405)	(1,375)

Pro forma net earnings	$99,136	$149,575	$22,526

Earnings per share as reported:
Basic earnings per common share	$1.03	$2.12	$0.34
Diluted earnings per common share	$.93	$1.93	$0.32
Pro forma earnings per share:
Basic earnings per common share	$1.69	$2.11	$0.32
Diluted earnings per common share	$1.54	$1.93	$0.30

        The fair value for options granted during the three fiscal years ended December 31, 2003, 2002 and 2001, respectively, was estimated using a Black-Scholes option pricing model with expected stock volitility of .27, .22 and .24. Other valuation assumptions are as follows:

	2003	2002	2001
Expected dividend yield	—	—	—
Risk-free interest rate	2.9%	2.6%	4.0%
Expected life (years)	5.0	7.3	7.2

        We are not required to apply, and have not applied, the method of accounting prescribed by Statement 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future expense.

  (q) Research and Development

        The focus of our research and development program has been to develop new products and make technological improvements to existing products. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred and totalled $23.0 million, $18.7 million and $14.3 million for years ended December 31, 2003, 2002 and 2001, respectively.

  (r) Interest Rate Protection Agreements

        We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt. (See Note 5)

  (s) Shipping and Handling

        We include shipping and handling costs in rental expense. Shipping and handling costs of $1.6 million and $1.5 million recovered from customers in 2003 and 2002, respectively, are included in sales revenue for these periods.

  (t) Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses were $5.1 million, $4.8 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (u) Other New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, or ("SFAS 143"), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and in December 2003 issued a revised interpretation ("FIN 46R"). FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities. As a result of the issuance of FIN 46 and FIN 46R, we evaluated our accounting for and disclosure of our beneficial ownership of two Grantor Trusts and determined that no changes to our accounting methods or disclosures related to these trusts were required. As such, our adoption of FIN 46 and FIN 46R during 2003 did not have a significant effect on our financial position or results of operations.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, or ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Our adoption of SFAS 149 during 2003 did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, or ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have applied the terms of SFAS 150 to the Series A Convertible Participating Preferred Stock issued as a part of the recapitalization and determined that it should be reported in the mezzanine section of our balance sheet. All dividends paid or accrued on the preferred stock will be reported as dividends in the Consolidated Financial Statements.

NOTE 2.    Recapitalization

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

        Issuance of Preferred Stock.    Concurrently with the issuance and sale of the notes, we also issued and sold $263.8 million of our Series A Convertible Participating Preferred Stock, par value $.001 per share. (See Note 9.)

        Redemption of 9 5/8% Senior Subordinated Notes.    As of August 11, 2003, we had outstanding $200.0 million in 9 5/8% Senior Subordinated Notes due 2007. On that date, we notified holders of the notes that, pursuant to their terms, we would redeem all such outstanding notes for a purchase price of 104.813% of their principal amount plus accrued but unpaid interest to the date of redemption. The redemption was completed on August 14, 2003. In addition, we paid approximately $1.5 million in early redemption consent fees related to amending the indenture governing the notes to allow for their early redemption. (See Note 5.)

        Share Repurchase.    On August 11, 2003, we commenced a tender offer to purchase for cash up to $589.8 million of our common stock and vested stock options at a price equivalent to $17.00 per share of common stock. Upon closing, we purchased and retired approximately 30.0 million shares of outstanding common stock for $17.00 per share. We also settled for cash approximately 4.7 million vested stock options at a price equivalent to $17.00 per share of common stock.

        The issuance and sale of the 7 3/8% Senior Subordinated Notes due 2013 and the preferred stock, the repayment of our old senior credit facility with proceeds from the new senior credit facility, the redemption of our 9 5/8% senior subordinated notes due 2007 and the share repurchase are referred to herein collectively as the "recapitalization."

        The following sets forth the sources and uses of funds in connection with the recapitalization (dollars in millions):

Amount
Source of Funds:
Gross proceeds from the sale of the 7 3/8% Senior Subordinated Notes Due 2013	$205.0
Borrowings under the new senior credit facility	480.0
Gross proceeds from the sale of convertible preferred stock	263.8
Tax benefits realized from transaction fees and expenses	32.4
Cash on hand	37.4

Total	$1,018.6

Use of Funds:
Redemption of 9 5/8% Senior Subordinated Notes Due 2007(1)	$211.1
Repayment of debt under the old senior credit facility	208.2
Share repurchase	570.3
Transaction fees and expenses for the recapitalization	29.0

Total	$1,018.6

(1)
Includes early redemption premium of 4.813% of the aggregate principal amount, or $9.6 million, pursuant to the terms of the 9 5/8% Senior Subordinated Notes due 2007, in addition to the payment of approximately $1.5 million in early redemption consent fees related to amending these notes.

        Our December 31, 2003 results reflect the impact of the recapitalization including a charge to earnings of $86.4 million, before tax benefits related to the recapitalization of $32.4 million. The charge to earnings, pretax, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. In addition, we wrote off debt issuance costs related to our old senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, pretax. The remaining expenses of approximately $2.6 million, pretax, were related to miscellaneous fees and expenses associated with the share repurchase. Both the premium paid on the redemption of our 9 5/8% Senior Subordinated Notes and the write-off of commitment fees on unused credit facilities were charged to interest expense. Financing costs of approximately $19.8 million have been deferred and will be amortized over the lives of the debt facilities. Direct and incremental costs related to the issuance of the preferred stock of approximately $950,000 have been deferred and will be amortized over 12 years unless the preferred stock is previously converted or redeemed. (See Note 9.)

NOTE 3.    Acquisitions and Dispositions

        On May 23, 2003, we acquired all of the outstanding capital stock of MedClaim Inc., a North Carolina corporation, for approximately $2.2 million in cash, net of cash acquired, and other consideration of $450,000. MedClaim Inc. processes Medicare Part B insurance claims for us and continues to act in that capacity. The operating results of MedClaim Inc. have been included in KCI's consolidated financial statements since the acquisition date.

        In 1996, we acquired a 26% interest in the capital stock of Polymedics N.V., ("Polymedics"), a Belgium manufacturer of foam used in certain V.A.C. dressings which was accounted for on a cost basis. During the first quarter of 2002, we acquired the remaining 74% of Polymedics stock for approximately $3.6 million in cash at which time the financial position and results of operations were reflected on a consolidated basis. Polymedics' operating results did not have a material impact on our results of operations for 2003, 2002 or 2001.

        In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement. The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million. The deferred gain is being amortized over the term of the lease. Approximately $841,000 and $426,000 of amortization was recognized in income in 2003 and 2002, respectively. The initial lease term is 10 years and requires minimum annual lease payments ranging from $3.2 million to $3.8 million. We have two consecutive options to renew the lease for a term of three or five years each at our option. If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate, any improvement allowance or other inducements available to renewing tenants on prevailing market terms. In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then existing term. Rental expense of $3.6 million and $1.5 million was recognized in 2003 and 2002, respectively. The following table indicates the estimated future cash lease payments, inclusive of executory costs, for the years set forth below (dollars in thousands):

Year ended December 31,	Estimated Cash Lease Payments
2004	$3,311
2005	3,390
2006	3,470
2007	3,549
2008	3,628
2009 and thereafter	13,447

$30,795

NOTE 4.    Supplemental Balance Sheet Data

        Accounts receivable consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Trade accounts receivable:
Facilities / dealers	$122,339	$97,336
Third-party payers:
Medicare / Medicaid	35,434	29,125
Managed care, insurance and other	76,694	50,245

	234,467	176,706
Medicare V.A.C. receivables prior to October 1, 2000(1)	13,438	14,351
Employee and other receivables	1,724	2,410

	249,629	193,467
Less: Allowance for doubtful accounts	(36,253)	(26,220)
Allowance for Medicare V.A.C. receivables prior to October 1, 2000(1)	(13,438)	(14,351)

	$199,938	$152,896

(1)
During the year ended December 31, 2003, the Company collected approximately $913,000 of Medicare V.A.C. receivables prior to October 1, 2000. Collectibility of the remaining of these receivables is uncertain, however, the Company will continue to pursue collection.

        Inventories consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Finished goods	$12,137	$16,411
Work in process	2,847	2,411
Raw materials, supplies and parts	28,689	31,825

	43,673	50,647
Less: Amounts expected to be converted into equipment for short-term rental	(9,000)	(11,100)
Reserve for excess and obsolete inventory	(2,420)	(1,613)

	$32,253	$37,934

        Net property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Land	$549	$549
Buildings	10,819	10,528
Equipment for short-term rental	233,459	178,022
Machinery, equipment and furniture(1)	115,382	89,742
Leasehold improvements	4,530	3,209
Inventory to be converted to equipment	9,000	11,100

	373,739	293,150
Less accumulated depreciation(1)	(228,531)	(187,601)

	$145,208	$105,549

(1)
Net property, plant and equipment as of December 31, 2003 and 2002 includes $2.8 million and $100,000, respectively, in machinery, equipment and furniture under various capital leases.

        Accrued expenses consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Payroll, commissions and related taxes	$43,341	$26,363
Royalty accrual	27,992	6,530
Recapitalization accruals	7,131	—
Interest accruals	2,011	4,017
Insurance accruals	4,941	2,758
Other accrued expenses	27,236	21,888

	$112,652	$61,556

NOTE 5.    Long-Term Obligations and Derivative Financial Instruments

        Long-term obligations consist of the following (dollars in thousands):

	December 31, 2003	December 31, 2002
2003 Senior Credit Facility:
Term loan B due 2010	$477,600	$—
Revolving credit facility due 2009	—	—
Previous Senior Credit Facility:
Term loans:
Tranche A due 2003	—	27,500
Tranche B due 2004	—	85,500
Tranche C due 2005	—	85,500
Tranche D due 2006	—	93,575
Tranche E due 2005	—	29,775
Revolving credit facility	—	—

	477,600	321,850
7 3/8% Senior Subordinated Notes due 2013	205,000	—
9 5/8% Senior Subordinated Notes due 2007	—	200,000
Note Payable—MedClaims, Inc.	300	—

	682,900	521,850
Less current installments	(4,800)	(30,550)

	$678,100	$491,300

New Senior Credit Facility

        On August 11, 2003, we entered into a new senior credit facility consisting of a $480.0 million term loan facility due 2010 and an undrawn $100.0 million revolving credit facility.

        Loans.    The senior credit facility consists of a $480.0 million term loan facility and an undrawn $100.0 million revolving credit facility. Up to $30.0 million of the revolving credit facility is available for letters of credit. At December 31, 2003, $477.6 million was outstanding under the term loan facility and we had no revolving loans outstanding. However, we had outstanding letters of credit in the aggregate amount of $11.3 million. The resulting availability under the revolving credit facility was $88.7 million at December 31, 2003.

        Interest.    Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Citibank, N.A.'s prime rate or 1/2 of 1% in excess of the federal funds rate) or the Eurodollar rate (the reserve-adjusted LIBOR rate), in each case plus an applicable margin. The applicable margin is equal to (a) with respect to the new revolving credit facility, 2.50% in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate and (b) with respect to the new term loan B facility, (1) at any time that the leverage ratio is greater than 3.00 to 1.00, 2.75% in the case of loans based on the Eurodollar rate and 1.75% in the case of loans based on the base rate and (2) 2.50% at any other time, in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate.

        We may choose base rate or Eurodollar pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurodollar borrowings. Interest on base rate borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months. Interest on all past due amounts will accrue at 2.00% over the applicable rate. The senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of the term loan under the senior credit facility. As of December 31, 2003, the current interest rate swap agreements effectively fix the base-borrowing rate on 73.3% of our outstanding amounts under the term loan facility.

        Collateral.    The senior credit facility is secured by a first priority lien and security interest in (i) substantially all shares of capital stock and intercompany debt of each of our present and future subsidiaries (limited in the case of certain foreign subsidiaries to 65% of the voting stock of such entity), (ii) substantially all of our present and future real property (with a value in excess of $5 million individually) and assets and the present and future personal property and assets of our subsidiaries that will be guarantors under the senior credit facility and (iii) all proceeds and products of the property and assets described in (i) and (ii) above. The security interest is subject to certain exceptions and permitted liens.

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

        Covenants.    The senior credit agreement contains affirmative and negative convents customary for similar agreements and transactions. All of the material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

  •
  quarterly and annual financial reporting requirements;

  •
  limitations on other debt, with baskets for, among other things, intercompany debt, debt used to acquire fixed or capital assets, debt of foreign subsidiaries for working-capital purposes, debt of newly-acquired subsidiaries, debt under certain nonspeculative interest rate and foreign currency swaps, certain ordinary-course debt, the 7 3/8% Senior Subordinated Notes due 2013 and certain other subordinated debt, and certain sale-leaseback transactions;

  •
  limitations on other liens, with baskets for, among other things, certain ordinary-course liens and liens under allowed sale-leaseback transactions, and liens securing debt that may be allowed under one or more of the baskets referred to above;

  •
  limitations on guarantees, with baskets for certain intercompany guarantees, and guarantees of KCI's subsidiaries under the 7 3/8% Senior Subordinated Notes due 2013 and certain other subordinated debt;

  •
  limitations on mergers or consolidations and on sales of assets;

  •
  limitations on investments, with baskets for, among other things, certain ordinary-course extensions of trade credit, investments in cash equivalents, certain intercompany investments, interest rate and foreign currency swaps otherwise permitted, and certain acquisitions;

  •
  limitations on early retirement of subordinated debt;

  •
  limitations of capital expenditures;

  •
  limitations on changes in the nature of the business, on changes in KCI's fiscal year, and on changes in organizational documents; and

  •
  limitations on changes in documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

        In addition, the senior credit agreement prohibits us from declaring or paying any dividend on, or repurchasing or redeeming, any of our outstanding equity securities, subject to certain exceptions including our ability to repurchase or redeem up to $10 million of equity securities in any fiscal year, plus additional limited carry-forwards of unused amounts in prior fiscal years. The senior credit agreement also prohibits our subsidiaries, subject to certain specified exceptions, from:

  •
  paying dividends or making distributions in respect of equity securities of such subsidiary held by us;

  •
  making loans or advances to us or any other subsidiary; or

  •
  transferring any of such subsidiary's assets to us or any other subsidiary.

        The senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

  •
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

  •
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

  •
  for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from $156.4 million for the fiscal quarter ending December 31, 2003 to $240.0 million for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter.

        Events of Default.    The new senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control and defaults with respect to certain ERISA obligations.

        On December 5, 2003, we entered into an amendment to the 2003 senior credit facility which allows us, subject to certain limitations, to redeem or repurchase notes with (1) the net after tax proceeds of the $75.0 million Hillenbrand antitrust settlement that we received on December 31, 2003, (2) cash strike payments arising from the exercise of outstanding options to purchase our common stock as part of the recapitalization and (3) the estimated tax benefit to us from the recapitalization. Accordingly, we may, from time to time, repurchase notes in the open market or in privately-negotiated transactions.

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

        The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are fully and unconditionally guaranteed, jointly and severally, by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. The new notes are guaranteed by the following subsidiaries of KCI:

1.	KCI Holding Company, Inc.	6.	KCI Real Properties Limited
2.	KCI Real Holdings, LLC	7.	KCI USA, Inc.
3.	KCI International, Inc.	8.	KCI USA Real Holdings, LLC
4.	KCI Licensing, Inc.	9.	MedClaim, Inc.
5.	KCI Properties Limited

        The following entities were formerly guarantors of the recently redeemed 9 5/8% Senior Subordinated Notes due 2007, but are not guarantors of the recently issued 7 3/8% Senior Subordinated Notes due 2013.

1.	KCI Therapeutic Services, Inc.
2.	KCI New Technologies, Inc.
3.	KCI Air, Inc.
4.	KCI-RIK Acquisition Corp.
5.	Plexus Enterprises, Inc.
6.	Medical Retro Design, Inc.

These entities no longer exist due to a corporate change such as dissolution or merger into an existing KCI subsidiary. However, the assets of each of these former guarantors remain in the consolidated group.

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

        The indenture governing the notes limits our ability, among other things, to:

  •
  incur additional debt;
  •
  make payments on subordinated debt or make investments;
  •
  place limitations on distributions from our restricted subsidiaries;
  •
  issue or sell capital stock of restricted subsidiaries;
  •
  issue guarantees;
  •
  sell or exchange assets;
  •
  enter into transactions with affiliates;
  •
  create liens; and
  •
  effect mergers.

        In addition, subject to certain specified exceptions, the indenture prohibits us from:

  •
  declaring or paying any dividend or making any distribution in respect of our equity securities;

  •
  purchasing or redeeming any equity securities;

  •
  purchasing or redeeming any indebtedness that is subordinate or junior to the notes; or

  •
  making certain specified investments if, following such event,

    —
    we would be in default under the indenture,

    —
    our consolidated fixed charge coverage ratio, as defined, would be greater than 2.0 to 1.0, or

    —
    the aggregate of such payments shall exceed certain amounts determinable under specified formulas.

        The indenture also prohibits our subsidiaries, subject to certain specified exceptions, from:

  •
  paying dividends or making distributions to us or any other subsidiary;

  •
  paying any indebtedness owed to us or any other subsidiary; or

  •
  transferring any property or assets from any subsidiary to us or any other subsidiary.

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

        At any time, or from time to time, on or prior to May 15, 2006, we may, on any one or more occasions, use all or a portion of the net cash proceeds of one or more equity offerings to redeem the notes at a redemption price equal to 107.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the principal amount of notes originally issued remains outstanding immediately after any such redemption. In order to effect the foregoing redemption with the proceeds of any equity offering, we shall make such redemption not more than 90 days after the consummation of any such equity offering.

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

        The following chart summarizes interest rate hedge transactions effective during 2003 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Shortcut	12/31/02-12/31/03	$80,000	1.745%	Matured 12/31/03
Shortcut	12/31/02-12/31/04	$100,000	2.375%	Outstanding
Shortcut	08/21/03-08/22/05	$60,000	2.150%	Outstanding
Shortcut	08/21/03-08/22/05	$20,000	2.130%	Outstanding
Shortcut	08/21/03-08/21/05	$20,000	2.135%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.755%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.778%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.788%	Outstanding

        As of December 31, 2002, two $100 million interest rate swap agreements were in effect to manage the economic impact of fluctuations in interest rates. On January 31, 2003, we sold $20 million of our $100 million, 1.7450% interest rate swap effective March 31, 2003 which resulted in an expense of approximately $74,000 which was recorded in the first quarter of 2003. Our 2003 senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under the senior credit facility for a period of two years from the date of issuance. In August 2003, we entered into six new interest rate swap agreements pursuant to which we fixed the rates on an additional $250 million notional amount of our outstanding variable rate borrowings outstanding at December 31, 2003. As a result of the swap agreements currently in effect as of December 31, 2003, approximately 73.3% of our variable interest rate debt outstanding is fixed.

        All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December, which began on September 30, 2003. The fair value of these swaps at inception was zero. Due to subsequent movements in interest rates, as of December 31, 2003, the fair values of these swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million. During 2003 and 2002, we recorded interest expense of approximately $2.9 million and $2.8 million, respectively, as a result of interest rate protection agreements.

Interest and Future Maturities

        Interest paid during 2003, 2002 and 2001 was approximately $44.9 million, $39.0 million and $42.9 million, respectively.

        As a result of the senior credit refinancing, future maturities of long-term debt at December 31, 2003 were (dollars in thousands):

Year	Amount
2004	$4,800
2005	$4,950
2006	$4,950
2007	$4,800
2008	$4,800
Thereafter	$658,600

NOTE 6.    Accounting for Goodwill and Other Noncurrent Assets

        Goodwill represents the excess purchase price over the fair value of net assets acquired. Prior to 2002, goodwill was amortized over three to twenty-five years from the date of acquisition using the straight-line method. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when event or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Goodwill has been tested for impairment during the first and fourth quarters of 2002 and fourth quarter of 2003. It will be tested for impairment at least annually.

        Goodwill was $48.8 million at December 31, 2003, compared to $46.4 million at December 31, 2002. This increase relates to our acquisition of MedClaim Inc. in the second quarter of 2003. (See Note 3.) Goodwill represented 7.3% and 7.5% of total assets at December 31, 2003 and December 31, 2002, respectively.

        The following table shows the effect of the adoption of SFAS 142 on our net income as if the adoption had occurred on January 1, 2001 (dollars in thousands, except per share data):

	Pro Forma Year ended December 31,
	2003	2002	2001
Net earnings available to common shareholders-as reported	$60,150	$150,156	$23,901
Amortization adjustment	—	—	3,372

Adjusted net earnings	$60,150	$150,156	$27,273

Basic earnings per common share—as reported	$1.03	$2.12	$0.34
Amortization adjustment	—	—	0.04

Adjusted basic earnings per common share	$1.03	$2.12	$0.38

Dilutive earnings per common share—as reported	$0.93	$1.93	$0.32
Amortization adjustment	—	—	0.05

Adjusted dilutive earnings per common share	$0.93	$1.93	$0.37

        We have recorded amortizable intangible assets, which are included in Other Assets on our consolidated balance sheets. Other assets include the following (dollars in thousands):

	December 31, 2003	December 31, 2002
Patents, trademarks and other	$12,240	$12,269
Accumulated amortization	(8,190)	(6,840)

	4,050	5,429
Investment in assets subject to leveraged leases	16,445	16,445
Deposits and other	8,002	8,293

Other tangible, noncurrent assets, net	24,447	24,738

Total other assets, net	$28,497	$30,167

        We acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively. At the date of the acquisition, the Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The aircraft are leased to the Federal Express Corporation through June 2012 and January 2012, respectively. Federal Express pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in the event of a default is limited to the Trust assets.

        Amortization expense, related to finite-lived intangibles, was approximately $1.3 million, $1.3 million, and $1.9 million for 2003, 2002, and 2001, respectively. We amortize these intangible assets over 5 to 17 years, depending on the estimated economic life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

Year ended December 31,	Estimated Amortization Expense
2004	$512
2005	$375
2006	$319
2007	$290
2008	$290

        Loan issuance costs include approximately $19.8 million of costs incurred in connection with the issuance of debt in our 2003 recapitalization. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate. We also capitalized approximately $950,000 of issuance costs on the issuance of our Series A Convertible Preferred Stock which we are amortizing using the effective interest method over the conversion period. Amortization of loan and preferred stock issuance costs recorded for the years ended December 31, 2003, 2002 and 2001 are $7.5 million, $2.3 million and $2.3 million, respectively. The amortization for 2003 includes approximately $5.2 million of loan issuance costs written off associated with the debt retired as part of our 2003 recapitalization.

NOTE 7.    Leasing Obligations

        We are obligated for equipment under various capital leases, which expire at various dates during the next two years. At December 31, 2003, the gross amount of equipment under capital leases totaled approximately $5.2 million and related accumulated depreciation was approximately $2.4 million.

        We lease our headquarters facility, computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next ten years. Total rental expense for operating leases was $22.2 million, $17.7 million and $13.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows (dollars in thousands):

	Capital Leases	Operating Leases
2004	$1,765	$22,698
2005	1,035	18,506
2006	348	15,261
2007	4	11,386
2008	—	8,903
Thereafter	—	16,973

Total minimum lease payments	$3,152	$93,727

Less amount representing interest	225

Present value of net minimum capital lease payments	2,927
Less current portion	1,576

Obligations under capital leases, excluding current installments	$1,351

NOTE 8.    Income Taxes

        Earnings before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$81,874	$229,270	$28,824
Foreign	29,559	16,887	12,384

	$111,433	$246,157	$41,208

        Income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

	Year Ended December 31, 2003
	Current	Deferred	Total
Federal	$97,222	$(65,862)	$31,360
State	5,539	(3,570)	1,969
International	9,278	(820)	8,458

	$112,039	$(70,252)	$41,787

	Year Ended December 31, 2002
	Current	Deferred	Total
Federal	$15,195	$68,256	$83,451
State	1,318	4,204	5,522
International	7,922	(894)	7,028

	$24,435	$71,566	$96,001

	Year Ended December 31, 2001
	Current	Deferred	Total
Federal	$9,371	$1,818	$11,189
State	2,283	(433)	1,850
International	4,467	(199)	4,268

	$16,121	$1,186	$17,307

        Income tax expense attributable to earnings before income taxes differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax earnings from continuing operations as a result of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Computed "expected" tax expense	$39,002	$86,155	$14,423
Nondeductible goodwill	—	—	324
State income taxes, net of federal benefit	1,280	3,590	1,202
Tax-exempt interest from municipal bonds	(175)	(32)	—
Nondeductible meals and entertainment	558	357	236
Foreign income taxed at other than U.S. rates	(1,887)	(441)	(419)
Utilization of foreign net operating loss	—	(47)	(48)
Non-consolidated foreign net operating loss	—	1,606	401
Foreign, other	2,517	3,817	1,693
Other, net	492	996	(505)

	$41,787	$96,001	$17,307

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (dollars in thousands):

	2003	2002
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$13,093	$7,553
Foreign net operating loss carry forwards	2,466	1,606
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	1,575	981
Deferred gain on sale of headquarters facility	3,077	3,401
Derivative tax adjustments	841	469
Accrued liabilities	7,240	1,948
Deferred foreign tax asset	2,272	1,453
Other	5,408	5,561

Total gross deferred tax assets	35,972	22,972
Less: valuation allowance	(2,466)	(1,606)

Net deferred tax assets	33,506	21,366

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation and basis	(34,310)	(29,360)
Deferred revenue	—	(61,250)
Deferred state tax liability	(923)	(4,737)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(2,045)	(857)
Other	(45)	(1,501)

Total gross deferred tax liabilities	(37,323)	(97,705)

Net deferred tax liability	(3,817)	(76,339)
Less: current portion	22,749	(55,887)

	$(26,566)	$(20,452)

        At December 31, 2003, $2.5 million of foreign operating loss carryforwards, which can be utilized indefinitely, are available to reduce future taxable earnings of certain foreign subsidiaries. A valuation allowance has been provided for the deferred tax assets related to the foreign loss carryforwards. The net valuation allowance increased by approximately $860,000 and $943,000 and decreased by approximately $13,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $79.9 million, $57.3 million and $38.8 million at December 31, 2003, 2002 and 2001. These earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividend or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        Income taxes paid during 2003, 2002 and 2001 were $90.4 million, $24.6 million and $12.0 million, respectively.

NOTE 9.    Shareholders' Equity and Employee Benefit Plans

  Common Stock:

        We are authorized to issue 150.0 million shares of Common Stock, $0.001 par value (the "Common Stock"). The number of shares of Common Stock issued and outstanding at the end of 2003 and 2002 was 41,270,202 and 70,928,040, respectively.

  Series A Convertible Preferred Stock:

        On August 9, 2003, the board of directors of KCI approved the creation of a class of preferred stock designated as Series A Convertible Participating Preferred Stock with a par value of $0.001 per share. On August 11, 2003, we issued a total of 263,794 shares of the preferred stock at an original issue price and stated value of $1,000 per share. The preferred stock is convertible to common stock at a ratio of $17.00 per share of common stock (the estimated fair value of the common stock at the date of issuance). The preferred stock accrues cumulative dividends quarterly at the rate of 9% per annum (or the dividends paid on common stock, whichever is greater), and must be paid in kind for the first three years from the date of issuance, and after that point may be paid in cash or in kind, at KCI's option. We recorded dividends-in-kind, which are paid in kind by increasing the stated value of the preferred stock, of $9.2 million during 2003.

        Upon an initial public offering above $22.00 per share, or upon 20 consecutive post-initial public offering trading days for which the trading price of the common exceeds $23.50, the preferred stock is mandatorily convertible into common stock. If we have an initial public offering at less than $22.00 per share, we can force conversion if we make the holders of the preferred stock whole for the shortfall between the initial public offering price and $22.00 per share. Additionally, if the conversion has not been triggered based on trading price, we can force conversion by making the preferred stockholders whole by issuing them additional common stock as if they had converted at a value of $23.50 per share.

        If, prior to December 31, 2005, conversion of the preferred stock occurs through automatic conversion as a result of an initial public offering or post initial public offering trading as discussed above, or as a result of our forcing conversion as described above, or should KCI be sold, the holders would be entitled to receive paid-in-kind dividends as if the preferred stock had remained outstanding through December 31, 2005.

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

        We paid approximately $5.8 million in arrangement fees to the preferred stock investors. Because the net cash received from the investors related to the preferred stock is approximately $258.0 million and the preferred stock holders are entitled to immediate conversion to common stock for value equal to $263.8 million, a beneficial conversion feature of $5.8 million exists. We have recorded the net proceeds received from the preferred stock holders in equity and have recorded a beneficial conversion feature which has the effect of reducing the preferred stock recorded to $252.2 million. We will accrete through preferred dividends the amount recorded for preferred stock up to its conversion amount over future periods to the redemption date, using the effective interest method. Dividends no longer accrete after twelve years. We also incurred approximately $950,000 in direct and incremental costs related to the preferred stock. We have capitalized these costs and they will be amortized to dividends over 12 years unless the preferred stock is previously converted or redeemed.

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

  Investment Plan:

        We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit. In 2003, 2002 and 2001, we made matching contributions and charged to expense approximately $3.4 million, $2.0 million and $1.4 million, respectively.

  Deferred Compensation Plan:

        KCI offers a deferred compensation plan for key management personnel. The deferred compensation plan was started in 1995 and guarantees the employee a rate of return for a defined plan year as stated in the enrollment form for each plan year. The employee may receive distributions in a lump sum, or over five or ten years upon retirement as defined, or at a date previously specified. The Company's obligation under the Plan is that of an unsecured promise to pay in the future. Amounts payable to a participant shall be paid from the general assets of the Company, exclusively. The Company has established a Rabbi Trust to increase security for the Plan benefits. At December 31, 2003, the assets in the Rabbi Trust include approximately $5.2 million of cash surrender value under life insurance policies for the participants and the liability of the Plan is approximately $5.5 million. Both the assets and the liabilities of the plan have been reflected in our consolidated financial statements.

NOTE 10.    Stock Option Plans

        In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation." While the accounting standard encouraged the adoption of a new fair-value method for expense recognition, Statement 123 allows companies to continue accounting for stock options and other stock-based awards as provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). We have elected to follow the provisions of APB 25 and related interpretations in accounting for our stock options plans because, as discussed below, the alternative fair-value method prescribed by FASB Statement No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        In December 1997, our Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as amended, is approximately 13.9 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee, however, in no event shall the term of any option granted under the Management Equity Plan exceed ten years. The Management Equity Plan supersedes all other previously adopted stock option plans. During the 1997 recapitalization transaction, 60 employees rolled stock options covering an additional 5.5 million shares of our common stock into the 1997 Management Equity Plan. No new grants will be made under this plan.

        In May 2003, our board of directors approved the 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan"). Automatic grants of options, restricted stock and stock under this plan shall be made to non-employee directors of the company. The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan is determined as the fair market value, as determined by our Board of Directors, of the shares of the Company's common stock on the date that such option is granted. The options granted will vest and become exercisable incrementally over a period of three years. The right to exercise an option shall terminate seven years after the grant date, unless sooner as provided for in the plan. The Directors Stock Plan is administered by a committee of the board of directors.

        The following table summarizes the number of common shares reserved for future issuance under our stock option plans:

1997 Management Equity Plan (see Note 17)	850,010
2003 Non-Employee Directors Stock Plan	308,120

1,158,130

        See Note 17 regarding subsequent event relating to stock option plans.

        The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

Range of Exercise Prices	Options Outstanding at 12/31/03	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Options Exercisable at 12/31/03	Weighted Average Exercise Price
$0.91 to $1.68	354.9		$1.14	354	$1.14
$1.69 to $4.12	1,914	2.2	$2.97	1,914	$2.97
$4.13 to $6.99	8,163	4.4	$4.76	4,039	$4.70
$7.00 to $17.00	1,166	6.4	$9.09	76	$7.31

	11,597	4.1	$4.79	6,383	$4.02

        A summary of our stock option activity, and related information, for years ended December 31, 2003, 2002 and 2001 follows (options in thousands):

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding—beginning of year	17,075	$4.32	17,542	$4.28	16,985	$4.18
Granted	682	$10.58	323	$7.00	1,677	$5.09
Exercised(1)	(5,730)	$4.09	(121)	$3.69	(734)	$3.67
Forfeited	(430)	$5.02	(669)	$4.42	(386)	$4.81

Options outstanding—end of year	11,597	$4.79	17,075	$4.32	17,542	$4.28

Exercisable at end of year	6,383	$4.02	11,575	$4.00	9,540	$3.78

Weighted average fair value of options granted during the year		$1.82		$2.15		$1.84

(1)
The 2003 options exercised includes 4,664,739 options exercised in relation to the recapitalization completed in 2003. (See Note 2.)

NOTE 11.    Other Comprehensive Income

        The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Net earnings	$69,646	$150,156	$23,901
Foreign currency translation adjustment	15,298	5,511	(1,213)
Net derivative loss, net of taxes of $1,402 in 2003, $562 in 2002 and $1,592 in 2001	(2,603)	(1,045)	(2,956)
Reclassification adjustment for losses included in income, net of taxes of $1,030 in 2003, $972 in 2002 and $713 in 2001	1,914	1,807	1,323
Reclassification adjustment for loss recognized on termination of interest rate swap, net of taxes (benefit) of $305 in 2002 and $372 in 2001	—	(549)	691
Reclassification adjustment for amortization of loss recognized on termination of interest rate swap, net of tax benefit of $76	—	—	(142)

Other comprehensive income	$84,255	$155,880	$21,604

        As of December 31, 2003, derivative financial instruments valued at a liability of approximately $2.4 million were recorded as a result of our adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This liability is based upon the valuation of our interest rate protection agreements associated with our new senior credit facility. (See Note 5.)

NOTE 12.    Earnings Per Share

        The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings per common share. Net earnings per share was calculated using the weighted average number of common shares outstanding. Dilutive potential common shares, which consist of stock options and Series A convertible preferred stock, were excluded from the computation of the weighted average number of common shares outstanding in 2003 because their effect was antidilutive (dollars in thousands, except per share data) (See Note 1 (p).)

	Year ended December 31,
	2003	2002	2001
Net earnings	$69,646	150,156	$23,901
Series A convertible preferred stock dividends	(9,496)	—	—

Net earnings available to common shareholders	$60,150	$150,156	$23,901

Average common shares:
Basic (weighted-average outstanding shares)	58,599	70,927	70,917
Dilutive potential common shares from stock options	5,894	6,735	3,079
Dilutive potential common shares from preferred stock conversion(1)	—	—	—

Diluted (weighted-average outstanding shares)	64,493	77,662	73,996

Basic earnings per common share	$1.03	$2.12	$0.34

Diluted earnings per common share	$0.93	$1.93	$0.32

(1)
Due to their antidilutive effect, 7,522,004 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for 2003.

NOTE 13.    Commitments and Contingencies

        On February 21, 1992, Novamedix Limited, or Novamedix, filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that competes directly with one of our vascular products, the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. A judicial stay which was in effect with respect to all patent claims in this case has been lifted. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, we believe that our defenses to these claims are meritorious and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

        On July 1, 1998, Mondomed N.V. filed an opposition in the European Patent Office to a European patent owned by Wake Forest University, which we license for our V.A.C. system. They were joined in this opposition by Paul Hartmann A.G. on December 16, 1998. The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003. The patent, as originally granted, was corrected to expand the range of pressures covered by the patent from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C.

systems. A written ruling is expected in the next several months. Any party to the Opposition is entitled to appeal after the issuance of the written order. We intend to appeal the new screen means definition established by the panel. We believe it will take two to three years to complete the appeal process. During the pendency of the appeal, the original patents will remain in place. We believe that this decision will not affect our U.S. patents.

        On January 4, 2002, Safe Bed Technologies Company, or Safe Bed, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division. The suit alleges that certain of our therapeutic surfaces products, including the TriaDyne and BariAir products, infringe a Safe Bed patent. We have asserted counterclaims for declarations of non-infringement and patent invalidity. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, we believe that we have meritorious defenses to Safe Bed's claim that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

        On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela AG, Medela, Inc. and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we have asserted causes of action for breach of contract, tortious interference and unfair competition. BlueSky and Medela, Inc. have filed answers to the complaint and have asserted counterclaims against us for declarations of non-infringement and patent invalidity. Patient Care Systems, Inc. has filed an answer, but has not asserted any counterclaims. Medela AG has filed a motion to dismiss based on lack of personal jurisdiction. Such motion has not been ruled upon by the Court. A trial date for the lawsuit has been set for June 2005. Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.

        We are a party to a number of additional lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated exposures related to these lawsuits. We anticipate that the legal fees incurred in connection with the litigation discussed above will be immaterial. In the opinion of management, the disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

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

        Other than commitments for new product inventory, including disposable "for sale" products of $17.6 million, we have no material long-term capital commitments and can adjust our level of capital expenditures as circumstances dictate.

        See discussion of our self-insurance program at Note 1 and leases at Note 7.

NOTE 14.    Segment and Geographic Information

        We are principally engaged in the rental and sale of innovative therapeutic systems and surfaces throughout the United States and in 15 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

        We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines including V.A.C. and Therapeutic Surfaces/Other. Revenues for each of our product lines are disclosed for our operating segments. No discrete financial information is available for our product lines other than revenue. Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line but rather by operating segments, which include our USA and our International Segments. We measure segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses, and income taxes. All intercompany transactions are eliminated in computing revenue, operating earnings and assets. Prior years have been made to conform with the current presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenue:
USA:
V.A.C.	$399,854	$269,158	$166,242
Therapeutic surfaces/other	180,028	180,033	187,881

Subtotal - USA	579,882	449,191	354,123

International:
V.A.C.	81,946	44,256	23,759
Therapeutic surfaces/other	102,008	86,985	78,065

Subtotal - International	183,954	131,241	101,824

	$763,836	$580,432	$455,947

Operating earnings:
USA	$199,147	$145,541	$109,471
International	25,455	18,348	19,124
Recapitalization expenses	(70,085)	—	—
Unusual item-litigation settlement (gain)	75,000	173,250	—
Other(1):
Executive	(16,415)	(12,272)	(13,060)
Finance	(21,081)	(17,175)	(13,040)
Manufacturing/Engineering	(7,563)	(6,695)	(4,394)
Administration	(29,558)	(18,328)	(10,419)

Total other	(74,617)	(54,470)	(40,913)

	$154,900	$282,669	$87,682

Depreciation and amortization:
USA	$22,010	$18,865	$19,902
International	14,211	9,302	8,296
Other(1):
Executive	341	484	2,123
Finance	5,263	3,553	2,780
Manufacturing/Engineering	1,762	1,983	1,632
Administration	3,306	2,811	2,482

Total other	10,672	8,831	9,017

	$46,893	$36,998	$37,215

	Year Ended December 31,
	2003	2002	2001
Total Assets:
USA	$431,166	$280,870	$222,433
International	157,369	114,192	74,015
Other:
Executive	7,672	8,834	14,869
Finance	14,778	12,270	7,234
Manufacturing/Engineering	13,292	13,605	13,046
Administration	40,819	188,288	11,596

Total other	76,561	222,997	46,745

	$665,096	$618,059	$343,193

Gross capital expenditures:
USA	$31,848	$24,263	$24,771
International	22,541	14,203	8,097
Other:
Executive	—	—	—
Finance	20,207	14,677	8,201
Manufacturing/Engineering	1,680	1,403	2,928
Administration	—	—	—

Total other	21,887	16,080	11,129

	$76,276	$54,546	$43,997

(1)
Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Consolidated Statements of Operations.

        The following is other selected geographic financial information of KCI (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Geographic location of long-lived assets:
Domestic	$184,165	$150,133	$149,689
Foreign	58,116	37,851	22,438

Total long-lived assets	$242,281	$187,984	$172,127

NOTE 15.    Quarterly Financial Data (unaudited)

        The unaudited consolidated results of operations by quarter are summarized below (dollars in thousands, except per share data):

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$167,003	$182,877	$198,042	$215,914
Gross profit	$73,979	$80,253	$87,472	$101,939
Recapitalization expenses	—	—	$69,955	$130
Unusual item-litigation settlement	—	—	—	$75,000
Operating earnings	$33,073	$35,764	$(31,184)	$117,247
Net earnings	$16,927	$19,018	$(34,253)	$67,954
Series A convertible preferred stock dividends	$—	$—	$(3,427)	$(6,069)
Net earnings available to common shareholders	$16,927	$19,018	$(37,680)	$61,885
Net earnings per share available to common shareholders:
Basic	$0.24	$0.27	$(0.74)	$1.50
Dilutive	$0.21	$0.25	$(0.74)	$1.03
Average common shares:
Basic (weighted average outstanding shares)	70,995	71,070	51,139	41,203

Diluted (weighted average outstanding shares)	79,861	77,236	51,139	65,842

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$127,460	$137,428	$150,887	$164,657
Gross profit	$55,746	$58,719	$65,352	$72,315
Unusual item-litigation settlement	—	—	—	$173,250
Operating earnings	$24,554	$26,148	$26,398	$205,569
Net earnings	$8,433	$11,596	$9,103	$121,024
Net earnings per share available to common shareholders:
Basic	$0.12	$0.16	$0.13	$1.71
Dilutive	$0.11	$0.15	$0.12	$1.56
Weighted average shares outstanding:
Basic	70,925	70,926	70,928	70,928

Diluted	77,721	77,683	77,664	77,643

        Earnings per share for the full year may differ from the total of the quarterly earnings per share due to rounding differences.

NOTE 16.    Unusual Item—Litigation Settlement

        During the fourth quarters of 2003 and 2002, we recorded gains in connection with two separate payments from the settlement of an antitrust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly-owned subsidiary of Hillenbrand (together, "Hillenbrand"). On December 31, 2002, under the settlement, Hillenbrand agreed to pay KCI $250.0 million. The initial payment of

$175.0 million was paid on January 2, 2003. Net of legal fees and expenses, this transaction added $173.3 million of pretax income and $106.4 million of net earnings to the 2002 results. We recorded a $66.8 million current deferred tax liability related to this gain. The second payment of $75.0 million was received on December 31, 2003 and added $75.0 million of pre-tax income and $46.9 million of net earnings to the 2003 results.

NOTE 17.    Subsequent Events (Unaudited)

        On March 22, 2004, we made a prepayment of $50.0 million on our new senior credit facility.

        On March 10, 2004, we launched an exchange offer to all holders of our 7 3/8% Senior Subordinated Notes due 2013 pursuant to which the holders may exchange their notes for a new issue of notes pursuant to a registration rights agreement and a Registration Statement on Form S-4 declared effective on March 2, 2004 by the SEC. The exchange notes will be identical in all material respects to the notes being exchanged, except that the exchange notes will not contain terms restricting their transfer or any terms related to registration rights. For each note surrendered pursuant to the exchange offer and not withdrawn by the holder, the holder of the note will receive an exchange note having the principal amount equal to that of the surrendered note. The exchange notes will bear interest from the most recent date on which interest has been paid on the original notes. The exchange offer and withdrawal rights will expire at 5:00 p.m., New York City time, on April 7, 2004, unless terminated or extended by us.

        On February 27, 2004, we closed an initial public offering of our common stock at a price of $30.00 per share, through which we sold 3,500,000 newly-issued shares and the selling shareholders sold an aggregate of 17,200,000 existing shares. On February 27, 2004, upon the closing of the initial public offering, we issued an irrevocable notice to the holders of our 7 3/8% Senior Subordinated Notes due 2013 to redeem $71.75 million principal amount of such notes on March 29, 2004 pursuant to a provision in the indenture governing the notes that permits us to use all or a portion of the net cash proceeds of an equity offering to redeem the notes at a redemption price equal to 107.375% of their principal amount plus accrued and unpaid interest to the date of redemption.

        Upon the closing of our initial public offering, all of the then-outstanding shares of our Series A convertible preferred stock were automatically converted into 19,199,520 shares of common stock.

        Additionally, we amended our new senior credit agreement effective upon the closing of our initial public offering as follows:

  •
  There will be a new term loan B facility that will be used to repay the existing term loan B facility, and the applicable margin with respect to the new term loan B facility will be (a) at any time the leverage ratio is greater than 2.25 to 1.00, 1.25% in the case of base rate loans and 2.25% in the case of Eurodollar loans, (b) at any time the leverage ratio is less than or equal to 2.25 to 1.00, 1.00% in the case of base rate loans and 2.00% in the case of Eurodollar loans, and (c) at any time our leverage ratio is less than 1.75 to 1.00, and the loans are rated at least Ba2 by Moody's and BB+ by Standard and Poor's, .75% in the case of base rate loans and 1.75% in the case of Eurodollar loans.

  •
  We will be permitted to either prepay our 7 3/8% Senior Subordinated Notes due 2013 or our term loan B with the proceeds of the offering not used to pay bonuses to management and transaction fees and expenses. In addition, we will be permitted to prepay our 7 3/8% Senior Subordinated Notes due 2013 with any cash tax benefits associated with bonuses paid to management, any cash on hand. We will also be permitted to repurchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

  •
  We will no longer be required to prepay the loans under the senior credit facility with the net cash proceeds of capital contributions or issuances of equity other than with certain net cash proceeds of the initial public offering not used to redeem subordinated notes.

  •
  We will be permitted to effect open-market purchases of our capital stock in an amount up to $25.0 million per year. In addition, we will have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is between 2.25 to 1.00 and 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00.

  •
  We will be able to use up to $40 million of the revolving credit facility for letters of credit.

        On February 9, 2004, in connection with the initial public offering, the Company's shareholders amended the Company's Articles of Incorporation to increase the number of shares of stock authorized to be issued by the Company to 225,000,000 shares of common stock and 50,000,000 shares of preferred stock. In addition, on that same date, the Company's shareholders approved the 2004 Equity Plan and the 2004 Employee Stock Purchase Plan (the "2004 ESPP"). The 2004 Equity Plan will be effective on the date our securities are listed on the NYSE and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units. Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two. No awards have been made under this plan.

        The 2004 ESPP will become effective in the second quarter of 2004. The maximum number of shares of common stock reserved for issuance under the 2004 ESPP is 2,500,000 shares. Under the 2004 ESPP, each eligible employee will be permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year. The 2004 ESPP provides six-month offering periods. Each six-month offering period will be composed of an identical six-month purchase period. Participating employees will be able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.

        Our shareholders also approved an amendment to the 1997 Management Equity Plan which provides that no additional awards will be issued under that plan.

NOTE 18.    Related Party Transactions

        Pursuant to a Management Services Agreement entered into in November 1997 by and among KCI and our primary shareholders, Fremont Partners, Dr. Leininger and Blum Capital Partners, we made semi-annual payments to each of Fremont Partners, Dr. Leininger and Blum Capital Partners of approximately $300,000, $250,000 and $200,000 respectively, as a management fee. On August 11, 2003, as part of the recapitalization, we amended the Management Services Agreement to, among other things, terminate the management fee.

        We issued to our primary shareholders, Fremont Partners, Blum Capital Partners, and Dr. Leininger, and their affiliates, an aggregate of $190.0 million of the Series A convertible preferred stock that we offered in connection with the recapitalization. In addition, we issued to John P. Byrnes, Harry R. Jacobson, M.D., David J. Simpson and C. Thomas Smith, all of whom are non-employee directors of ours, an aggregate $1.8 million of the Series A convertible preferred stock that we offered in connection with the recapitalization. We anticipate that all outstanding shares of our Series A convertible preferred stock will be converted into shares of our common stock immediately prior to the closing of the announced initial public offering.

        A member of our Board of Directors, David J. Simpson, is an officer of Stryker corporation, with which we conduct business on a limited basis. During fiscal 2003, 2002 and 2001, we purchased approximately $2.5 million, $3.6 million and $1.5 million in hospital bed frames from Stryker, respectively. During those same periods, we sold approximately $246,000, $220,000 and $340,000 of therapeutic surfaces to Stryker, respectively.

        A member of our board of directors, C. Thomas Smith, became a member of our board of directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC. Novation is a GPO with which we have had major supply contracts since the 1980s. During fiscal 2003, 2002 and 2001, respectively, we received approximately $128.7 million, $113.1 million and $109.9 million in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

NOTE 19.    Guarantor Condensed Consolidating Financial Statements

        On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.

        The notes are fully and unconditionally guaranteed, jointly and severally, by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 5.) We have not presented separate financial statements and other disclosures concerning the subsidiary guarantors because management has determined that such information is not material to investors.

        The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2003 and 2002 and the related condensed consolidating statements of operations and cash flows for each year in the three-year period ended December 31, 2003.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$—	$129,695	$26,369	$—	$156,064
Accounts receivable, net	—	153,199	49,903	(3,164)	199,938
Inventories, net	—	17,114	15,139	—	32,253
Deferred income taxes	—	22,749	—	—	22,749
Prepaid expenses and other current assets	—	9,594	3,926	(1,709)	11,811

Total current assets	—	332,351	95,337	(4,873)	422,815
Net property, plant and equipment	—	103,555	55,924	(14,271)	145,208
Loan and preferred stock issuance costs, net	—	19,779	—	—	19,779
Goodwill	—	39,785	9,012	—	48,797
Other assets, net	—	28,049	17,683	(17,235)	28,497
Intercompany investments and advances	(245,401)	642,737	15,333	(412,669)	—

	$(245,401)	$1,166,256	$193,289	$(449,048)	$665,096

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$24,690	$9,696	$—	$34,386
Accrued expenses	134	89,268	23,250	—	112,652
Current installments of long-term debt	—	4,800	—	—	4,800
Current installments of capital lease obligations	—	75	1,501	—	1,576
Intercompany payables	—	22,136	—	(22,136)	—
Derivative financial instruments	—	2,402	—	—	2,402
Income taxes payable	—	36,803	2,600	—	39,403

Total current liabilities	134	180,174	37,047	(22,136)	195,219

Long-term obligations, net of current installments	—	678,100	—	—	678,100
Capital lease obligations, net of current installments	—	—	1,351	—	1,351
Intercompany payables, noncurrent	—	(21,500)	21,500	—	—
Deferred income taxes, net	—	28,838	—	(2,272)	26,566
Deferred gain, sale of headquarters facility	—	9,183	—	—	9,183
Other noncurrent liabilities	—	15,175	—	(14,963)	212

	134	889,970	59,898	(39,371)	910,631
Series A convertible preferred stock	261,719	—	—	—	261,719
Shareholders' equity (deficit)	(507,254)	276,286	133,391	(409,677)	(507,254)

	$(245,401)	$1,166,256	$193,289	$(449,048)	$665,096

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 2002
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
ASSETS:
Current assets:
Cash and cash equivalents	$—	$41,185	$13,300	$—	$54,485
Accounts receivable, net	—	125,106	35,612	(7,822)	152,896
Accounts receivable—other	175,000	—	—	—	175,000
Inventories, net	—	20,113	17,821	—	37,934
Prepaid expenses and other current assets	—	6,377	3,383	—	9,760

Total current assets	175,000	192,781	70,116	(7,822)	430,075
Net property, plant and equipment	—	96,458	23,516	(14,425)	105,549
Loan issuance costs, net	—	5,911	—	—	5,911
Goodwill	—	38,724	7,633	—	46,357
Other assets, net	—	31,420	20,247	(21,500)	30,167
Intercompany investments and advances	(187,076)	508,045	23,447	(344,416)	—

	$(12,076)	$873,339	$144,959	$(388,163)	$618,059

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$—	$4,632	$6,524	$—	$11,156
Accrued expenses	1,522	46,058	13,976	—	61,556
Current installments of long-term debt	—	30,550	—	—	30,550
Current installments of capital lease obligations	—	157	—	—	157
Intercompany payables	—	22,497	—	(22,497)	—
Derivative financial instruments	—	1,341	—	—	1,341
Income taxes payable	—	8,615	6,000	—	14,615
Current deferred income taxes	66,838	(10,951)	—	—	55,887

Total current liabilities	68,360	102,899	26,500	(22,497)	175,262

Long-term obligations, net of current installments	—	491,300	—	—	491,300
Capital lease obligations, net of current installments	—	75	20	—	95
Intercompany payables, noncurrent	—	(21,500)	21,500	—	—
Deferred income taxes, net	—	20,202	—	250	20,452
Deferred gain, sale of headquarters facility	—	10,023	—	—	10,023
Other noncurrent liabilities	—	22,863	—	(21,500)	1,363

	68,360	625,862	48,020	(43,747)	698,495
Shareholders' equity (deficit)	(80,436)	247,477	96,939	(344,416)	(80,436)

	$(12,076)	$873,339	$144,959	$(388,163)	$618,059

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$460,204	$122,597	$—	$582,801
Sales	—	156,761	66,854	(42,580)	181,035

Total revenue	—	616,965	189,451	(42,580)	763,836
Rental expenses	—	242,565	113,510	—	356,075
Cost of goods sold	—	59,959	21,158	(16,999)	64,118

Gross profit	—	314,441	54,783	(25,581)	343,643
Selling, general and administrative expenses	—	177,489	29,224	(13,055)	193,658
Recapitalization expenses	—	70,085	—	—	70,085
Unusual item—litigation settlement (gain)	(75,000)	—	—	—	(75,000)

Operating earnings	75,000	66,867	25,559	(12,526)	154,900
Interest income	—	878	187	—	1,065
Interest expense	—	(52,098)	(2,867)	2,867	(52,098)
Foreign currency gain	—	—	7,566	—	7,566

Earnings before income taxes and equity in earnings of subsidiaries	75,000	15,647	30,445	(9,659)	111,433
Income taxes	28,125	8,572	8,713	(3,623)	41,787

Earnings before equity in earnings of subsidiaries	46,875	7,075	21,732	(6,036)	69,646
Equity in earnings of subsidiaries	22,771	21,732	—	(44,503)	—

Net earnings	$69,646	$28,807	$21,732	$(50,539)	$69,646
Series A convertible preferred stock dividends	(9,496)	—	—	—	(9,496)

Net earnings available to common shareholders	$60,150	$28,807	$21,732	$(50,539)	$60,150

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2002
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$365,782	$87,279	$—	$453,061
Sales	—	107,164	44,828	(24,621)	127,371

Total revenue	—	472,946	132,107	(24,621)	580,432
Rental expenses	—	198,828	77,648	—	276,476
Cost of goods sold	—	49,387	16,514	(14,077)	51,824

Gross profit	—	224,731	37,945	(10,544)	252,132
Selling, general and administrative expenses	—	129,530	13,183	—	142,713
Unusual item-litigation settlement (gain)	(173,250)	—	—	—	(173,250)

Operating earnings	173,250	95,201	24,762	(10,544)	282,669
Interest income	—	294	202	—	496
Interest expense	—	(40,943)	1,702	(1,702)	(40,943)
Foreign currency gain	—	3,555	380	—	3,935

Earnings before income taxes and equity in earnings of subsidiaries	173,250	58,107	27,046	(12,246)	246,157
Income taxes	66,838	22,682	11,257	(4,776)	96,001

Earnings before equity in earnings of subsidiaries	106,412	35,425	15,789	(7,470)	150,156
Equity in earnings of subsidiaries	43,744	15,790	—	(59,534)	—

Net earnings	$150,156	$51,215	$15,789	$(67,004)	$150,156

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2001
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and ElimiNations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$291,145	$70,489	$—	$361,634
Sales	—	74,564	27,608	(7,859)	94,313

Total revenue	—	365,709	98,097	(7,859)	455,947
Rental expenses	—	165,618	54,867	—	220,485
Cost of goods sold	—	31,859	8,202	(7,109)	32,952

Gross profit	—	168,232	35,028	(750)	202,510
Selling, general and administrative expenses	—	105,460	9,368	—	114,828

Operating earnings	—	62,772	25,660	(750)	87,682
Interest income	—	174	106	—	280
Interest expense	—	(45,116)	—	—	(45,116)
Foreign currency loss	—	(1,322)	(316)	—	(1,638)

Earnings before income taxes and equity in earnings of subsidiaries	—	16,508	25,450	(750)	41,208
Income taxes	—	8,852	8,770	(315)	17,307

Earnings before equity in earnings of subsidiaries	—	7,656	16,680	(435)	23,901
Equity in earnings of subsidiaries	23,901	16,680	—	(40,581)	—

Net earnings	$23,901	$24,336	$16,680	$(41,016)	$23,901

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$69,646	$28,807	$21,732	$(50,539)	$69,646
Adjustments to reconcile net earnings to net cash provided by operating activities	84,187	76,739	10,889	38,745	210,560

Net cash provided by operating activities	153,833	105,546	32,621	(11,794)	280,206

Cash flows from investing activities:
Additions to property, plant and equipment	—	(39,814)	(36,596)	134	(76,276)
Decrease in inventory to be converted into equipment for short-term rental	—	2,100	—	—	2,100
Dispositions of property, plant and equipment	—	678	2,897	—	3,575
Business acquisitions, net of cash acquired	—	(2,224)	—	—	(2,224)
Decrease (increase) in other assets	—	2,752	1,185	(4,265)	(328)

Net cash used by investing activities	—	(36,508)	(32,514)	(4,131)	(73,153)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable, long-term, capital lease and other obligations	—	(117,481)	2,832	—	(114,649)
Proceeds from the exercise of stock options	1,725	—	—	—	1,725
Payoff of long-term debt and bonds	—	(408,226)	—	—	(408,226)
Proceeds from issuance of new debt and bonds	—	685,000	—	—	685,000
Proceeds from issuance of preferred stock, net	258,017	—	—	—	258,017
Purchase of common stock	(509,597)	—	—	—	(509,597)
Debt and preferred stock issuance costs	—	(20,729)	—	—	(20,729)
Proceeds (payments) on intercompany investments and advances	81,413	(120,174)	8,113	30,648	—
Other	14,609	1,082	2,017	(17,708)	—

Net cash provided (used) by financing activities:	(153,833)	19,472	12,962	12,940	(108,459)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,985	2,985

Net increase in cash and cash equivalents	—	88,510	13,069	—	101,579
Cash and cash equivalents, beginning of year	—	41,185	13,300	—	54,485

Cash and cash equivalents, end of year	$—	$129,695	$26,369	$—	$156,064

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2002
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$150,156	$51,215	$15,789	$(67,004)	$150,156
Noncash gain on litigation settlement	(173,250)	—	—	—	(173,250)
Adjustments to reconcile net earnings to net cash provided by operating activities	22,866	3,991	8,638	63,853	99,348

Net cash provided (used) by operating activities	(228)	55,206	24,427	(3,151)	76,254

Cash flows from investing activities:
Additions to property, plant and equipment	—	(31,957)	(24,499)	1,910	(54,546)
Increase in inventory to be converted into equipment for short-term rental	—	(300)	—	—	(300)
Dispositions of property, plant and equipment	—	365	1,338	—	1,703
Proceeds from sale of headquarters facility	—	18,232	—	—	18,232
Business acquisitions, net of cash acquired	—	—	(3,596)	—	(3,596)
Decrease (increase) in other assets	—	(2,672)	2,152	—	(520)

Net cash used by investing activities	—	(16,332)	(24,605)	1,910	(39,027)

Cash flows from financing activities:
Proceeds from notes payable, long-term, capital lease and other obligations	—	16,071	20	—	16,091
Proceeds from the exercise of stock options	9	—	—	—	9
Proceeds (payments) on intercompany investments and advances	(5,506)	(8,994)	872	13,628	—
Other	5,725	(4,766)	7,285	(8,244)	—

Net cash provided by financing activities:	228	2,311	8,177	5,384	16,100
Effect of exchange rate changes on cash and cash equivalents	—	—	—	959	959

Net increase in cash and cash equivalents	—	41,185	7,999	5,102	54,286
Cash and cash equivalents, beginning of year	—	—	5,301	(5,102)	199

Cash and cash equivalents, end of year	$—	$41,185	$13,300	$—	$54,485

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2001
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$23,901	$24,336	$16,680	$(41,016)	$23,901
Adjustments to reconcile net earnings to net cash provided by operating activities	(23,901)	(18,699)	(4,465)	53,059	5,994

Net cash provided by operating activities	—	5,637	12,215	12,043	29,895

Cash flows from investing activities:
Additions to property, plant and equipment	—	(39,651)	(6,424)	2,078	(43,997)
Increase in inventory to be converted into equipment for short-term rental	—	(2,700)	—	—	(2,700)
Dispositions of property, plant and equipment	—	1,392	1,352	—	2,744
Business acquisitions, net of cash acquired	—	—	(80)	—	(80)
Increase in other assets	—	(4,069)	(223)	—	(4,292)

Net cash used by investing activities	—	(45,028)	(5,375)	2,078	(48,325)

Cash flows from financing activities:
Proceeds from notes payable, long-term, capital lease and other obligations	—	16,805	—	—	16,805
Proceeds from the exercise of stock options	24	—	—	—	24
Proceeds (payments) on intercompany investments and advances	275	22,626	(2,319)	(20,582)	—
Other	(299)	(40)	(5,376)	5,715	—

Net cash provided (used) by financing activities	—	39,391	(7,695)	(14,867)	16,829

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(339)	(339)

Net decrease in cash and cash equivalents	—	—	(855)	(1,085)	(1,940)
Cash and cash equivalents, beginning of year	—	—	6,156	(4,017)	2,139

Cash and cash equivalents, end of year	$—	$—	$5,301	$(5,102)	$199

Schedule II

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Three years ended December 31, 2003

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/01 Balance at End of Period
Allowance for doubtful accounts	$20,725	$8,932	$5,031	(1)	$4,157	$30,531

Inventory reserve	$764	$1,612	$—		$1,477	$899

Deferred tax asset valuation allowance	$676	$—	$401		$414	$663

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/02 Balance at End of Period
Allowance for doubtful accounts	$30,531	$7,623	$11,677	(1)	$9,260	$40,571

Inventory reserve	$899	$2,150	$—		$1,436	$1,613

Deferred tax asset valuation allowance	$663	$—	$990		$47	$1,606

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/03 Balance at End of Period
Allowance for doubtful accounts	$40,571	$6,702	$16,554	(1)	$14,136	$49,691

Inventory reserve	$1,613	$2,586	$—		$1,779	$2,420

Deferred tax asset valuation allowance	$1,606	$—	$860		$—	$2,466

(1)
Additions to the allowance for doubtful accounts charged to other accounts include reserves established directly against revenue to allow for uncollectible items where collectibility is not reasonably assured in accordance with the provisions of Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104.

Report of Independent Auditors

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

        We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows, and shareholders' deficit for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, in 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ ERNST & YOUNG LLP Ernst & Young LLP

San Antonio, Texas
January 29, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date. During the period covered by this report, there have been no significant changes in our disclosure controls and procedures or in other factors which could significantly affect such controls and procedures.

Changes in Internal Controls

        During our fourth fiscal quarter, there were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the names, ages and positions of our directors and executive officers, together with certain other key personnel.

Name	Age	Position
Robert Jaunich II	64	Chairman of the Board
Dennert O. Ware	62	Director, President and Chief Executive Officer
James R. Leininger, M.D.	59	Director, Chairman Emeritus
John P. Byrnes	45	Director
Ronald W. Dollens	57	Director
James T. Farrell	39	Director
Harry R. Jacobson, M.D.	56	Director
N. Colin Lind	47	Director
David J. Simpson	57	Director
C. Thomas Smith	65	Director
Donald E. Steen	57	Director
Dennis E. Noll	49	Senior Vice President, General Counsel and Secretary
Christopher M. Fashek	54	President, KCI USA
Jorg W. Menten	46	President, KCI International
Martin J. Landon	44	Vice President, Chief Financial Officer
G. Frederick Rush	54	Vice President, Corporate Development
Michael J. Burke	56	Vice President, Manufacturing and Quality
Daniel C. Wadsworth, Jr.	50	Vice President, Global Research and Development
Steven J. Hartpence	55	Vice President, Business Systems

        Robert Jaunich II became a director and Chairman of the Board in November 1997. Mr. Jaunich is a Managing Partner of Fremont Partners, which manages $1.6 billion targeted to private equity investments. He is also a member of the Board of Directors and Executive Committee of Fremont Group, a private investment company with assets in excess of $10 billion under management across a broad array of asset classes. Prior to joining Fremont Group in 1991, he was Executive Vice President and a member of the Chief Executive Office of Jacobs Suchard AG, a Swiss-based chocolate, sugar confectionery and coffee company. He currently serves as a director of CNF Transportation, Inc., as Chairman of the Managing General Partner of Crown Pacific Partners, L.P. and as Chairman of Juno Lighting, Inc. and several other privately held corporations.

        Dennert O. Ware joined KCI in April 2000 as our President and Chief Executive Officer. Mr. Ware also serves as a director of KCI. From 1997 to his joining KCI in April 2000, he served as President and Chief Executive Officer of Roche Diagnostics Corporation, formerly Boehringer Mannheim Corporation, a manufacturer and distributor of medical diagnostic equipment. Mr. Ware served as President of the Biochemicals Division of Boehringer Mannheim from 1994 to 1997. Mr. Ware joined Boehringer Mannheim in 1972.

        James R. Leininger, M.D. is the founder of KCI and served as Chairman of the Board of Directors from 1976 until 1997. From January 1990 to November 1994, Dr. Leininger served as President and Chief Executive Officer of KCI. From 1975 until October 1986, Dr. Leininger was also a director of the Emergency Department of the Baptist Hospital System in San Antonio, Texas.

        John P. Byrnes became a director in 2003. He has served as Chief Executive Officer of Lincare Holdings Inc., a home health care company since January 1997 and as a director of Lincare since May 1997. Mr. Byrnes was appointed Chairman of the Board of Lincare Holdings Inc. in March 2000. Mr. Byrnes has been President of Lincare since June 1996. Prior to becoming President, Mr. Byrnes served Lincare in a number of capacities over a ten-year period, including serving as Lincare's Chief Operating Officer throughout 1996.

        Ronald W. Dollens became a director in 2000. Since 1994, Mr. Dollens has served as President, Chief Executive Officer and a director of Guidant Corporation, a corporation that pioneers lifesaving technology for millions of cardiac and vascular patients worldwide. Mr. Dollens also held the position of President and Chief Executive Officer of Guidant's subsidiary, Advanced Cardiovascular Systems, Inc. Previously, he served as President of Eli Lilly and Company's Medical Devices and Diagnostics Division from 1991 until 1994. Mr. Dollens joined Eli Lilly and Company in 1972. Mr. Dollens currently serves on the boards of Beckman Coulter, Inc., the Advanced Medical Technology Association, the Eiteljorg Museum, St. Vincent Hospital Foundation, the Indiana Health Industry Forum, Alliance for Aging Research and Butler University. In 2003, he was elected to serve a two-year term as Chairman of the Healthcare Leadership Council.

        James T. Farrell became a director in November 1997. Mr. Farrell is a Managing Partner of Fremont Partners and also a Partner of Fremont Group. Before joining Fremont Group in 1991, he was an associate at ESL Partners, a private investment partnership. In 1985, he began his career at Copley Real Estate Advisors, a real estate investment advisor firm that has since merged with AEW Capital Management L.P. Mr. Farrell is a former director of Coldwell Banker Corporation. He serves as a director of the nonprofit Pacific Research Institute and as the Chairman of the Board of Directors at Tapco International Corporation and Resun Leasing, Inc.

        Harry R. Jacobson, M.D. became a director in June 2003. Dr. Jacobson is Vice Chancellor for Health Affairs of Vanderbilt University, Nashville, Tennessee, a position he has held since 1997. He has been a director of Renal Care Group since 1995 and was Chairman of the Board of Directors of Renal Care from 1995 to 1997. He also currently serves as Professor of Medicine at Vanderbilt University Medical Center, a position he has held since 1985.

        N. Colin Lind became a director in November 1997. Mr. Lind is a Managing Partner of Blum Capital Partners, L.P. ("BCP"), a public strategic block and private equity investment firm with approximately $2.5 billion in assets under management. Mr. Lind joined BCP in 1986. He currently serves on the board of PRG-Schultz International, Inc. and has previously been a director of three public and nine private companies.

        David J. Simpson became a director in June 2003. Mr. Simpson was appointed Vice President, Chief Financial Officer and Secretary of Stryker Corporation, a worldwide medical products and services company from 1987 to 2002. He is currently Executive Vice President of Stryker Corporation. He had previously been Vice President and Treasurer of Rexnord Inc., a manufacturer of industrial and aerospace products and is currently a director of Regeneration Technologies, Inc.

        C. Thomas Smith became a director in May 2003. Prior to his retirement in April 2003, Mr. Smith served as Chief Executive Officer and President of VHA Inc., a member-owned and member-driven health care cooperative, since 1991. From 1977 to 1991, Mr. Smith was President of Yale-New Haven Hospital and President of Yale-New Haven Health Services Corp. From 1971 to 1976, he was Vice President and Executive Director of Hospitals and Clinics and a member of the board of trustees for Henry Ford Hospital in Detroit. From January 1987 until April 2003, Mr. Smith was a member of the VHA board. He also served on the boards of Novation, LLC and the Healthcare Leadership Council. Mr. Smith is a past Chairman of the American Hospital Association and the Council of Teaching Hospitals and a former member of the boards of the Association of American Medical Colleges, the International Hospital Federation, the Hospital Research and Educational Trust, the National Committee on Quality Healthcare, the Jackson Hole Group and Genentech, Inc. He also currently serves on the board of InPatient Care Management, Neoforma and the Renal Care Group.

        Donald E. Steen became a director in 1998. Mr. Steen founded United Surgical Partners International, Inc. in February 1998 and has served as its Chief Executive Officer and Chairman since that time. Mr. Steen served as President of the International Group of HCA—The Healthcare Company, formerly known as Columbia/HCA Healthcare Corporation, from 1995 until 1997 and as President of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1982. Mr. Steen is also Chairman of the Board of AmeriPath, Inc. and a member of the board of directors of Horizon Health Care, Inc.

        Dennis E. Noll joined KCI in February 1992 as our Senior Corporate Counsel and was appointed Vice President, General Counsel and Secretary in January 1993. Mr. Noll was promoted to Senior Vice President in September 1995. Prior to joining KCI in February 1992, Mr. Noll was a shareholder of the law firm of Cox & Smith Incorporated.

        Christopher M. Fashek joined KCI in February 1995 as President, KCI USA. Prior to joining KCI, he served as General Manager, New Zealand at Sterling Winthrop, a division of Eastman Kodak, from February 1993 to February 1995, and served as Vice President of Sales at Sterling Winthrop USA, a division of Eastman Kodak, from 1989 until February 1993. Mr. Fashek currently serves as an advisory board member of Network Consulting Information.

        Jorg W. Menten joined KCI in July 2001 as President, KCI International. From August 1999 to June 2001, Mr. Menten was Chief Financial Officer of 4Sigma GmbH, a health care services venture in Hamburg, Germany. From April 1998 to July 1999, Mr. Menten was Executive Vice President, Finance and Controlling of F. Hoffman—LaRoche AG, a pharmaceutical company in Basel, Switzerland. Prior to April 1998, Mr. Menten was Chief Financial Officer of Boehringer Mannheim Group in Amsterdam, The Netherlands.

        Martin J. Landon has served as Vice President and Chief Financial Officer since December 2002. Mr. Landon joined KCI in May 1994 as Senior Director of Corporate Development and was promoted to Vice President, Accounting and Corporate Controller in October 1994. From 1987 to May 1994, Mr. Landon worked for Intelogic Trace, Inc., an independent computer maintenance company, where his last position was Vice President and Chief Financial Officer.

        G. Frederick Rush joined KCI as Vice President, Corporate Development in June 2000. Prior to joining KCI, Mr. Rush was Senior Vice President, Strategy and Business Development for Roche Diagnostics Corporation, formerly Boehringer Mannheim Corporation from April 1998 to April 2000. During a portion of this time, he also served as Vice President, Laboratory Diagnostics from May 1999 to February 2000. From August 1995 to April 1998, Mr. Rush was Senior Vice President, Global Marketing and Sales for Boehringer Mannheim Biochemicals. Prior to that he was Vice President Strategy and Business Development for Boehringer Mannheim Diagnostics.

        Michael J. Burke joined KCI in September 1995 as Vice President, Manufacturing and Quality. Prior to joining KCI, Mr. Burke worked for Sterling Winthrop, Inc., a division of Eastman Kodak Company, for 25 years, where he served as Vice President, Manufacturing and as General Manager, Sterling Health HK/China since 1992.

        Daniel C. Wadsworth, Jr. joined KCI in March 2002 as Vice President, Global Research and Development. Prior to joining KCI, Mr. Wadsworth worked for C.R. Bard, Inc., a worldwide health care products company focused on vascular, urology, and oncology disease states, for 18 years, where he most recently served as Staff Vice President, New Technology and Research Alliances.

        Steven J. Hartpence joined KCI in October 2001 as Vice President, Reimbursement Systems and was promoted to Vice President, Business Systems in December 2002. Prior to joining KCI, Mr. Hartpence worked for Sigma-Aldrich Corporation, a biochemical and organic chemical products company, for nine years, where he most recently served as Vice President, Engineering.

Composition of our Board of Directors

  Overview

        Our board of directors consists of 11 members—Robert Jaunich II, Dennert O. Ware, James R. Leininger, M.D., John P. Byrnes, Ronald W. Dollens, James T. Farrell, Harry R. Jacobson, M.D., N. Colin Lind, David J. Simpson, C. Thomas Smith and Donald E. Steen.

  Staggered Board

        Our articles of incorporation provide for a classified board of directors consisting of three classes of directors, as nearly equal in number as possible. Directors from each class serve staggered three-year terms. Class A directors' terms will expire at our annual meeting of shareholders to be held in 2005; Class B directors' terms will expire at our annual meeting of shareholders to be held in 2006; and Class C directors' terms will expire at our annual meeting of shareholders to be held in 2007. The Class A directors are Messrs. Jaunich, Leininger and Ware; the Class B directors are Messrs. Lind, Farrell, Smith and Steen; and the Class C directors are Messrs. Jacobson, Byrnes, Dollens and Simpson.

Independence of Directors

        Section 303A.02 of the New York Stock Exchange Listed Company Manual (the "NYSE Rules") requires us to have a majority of independent directors on our board of directors (the "Board"). The NYSE Rules provide that no director may qualify as "independent" unless our Board affirmatively determines that the director has no material relationship with us, either directly or as a partner, shareholder or officer of an organization that has a relationship with us. Our Board has reviewed and considered the applicable NYSE Rules and has affirmatively determined that Mssrs. Jaunich, Byrnes, Dollens, Farrell, Jacobson, Lind, Simpson, Smith and Steen are "independent" as defined by such rules.

        None of Mssrs. Byrnes, Dollens, Jacobson and Steen has any relationship with us other than in their capacity as a director on our Board. Our board has considered the fact that Mssrs. Jaunich and Farrell are Managing Partners of Fremont Partners, L.P., which as of March 10, 2004 beneficially owned approximately 20.8% of our outstanding voting stock and is a party to a Management Services Agreement, a Shareholder Agreement and an Investors' Rights Agreement with us, and has affirmatively determined that Mssrs. Jaunich and Farrell are "independent" directors as defined by the NYSE Rules. The Board has considered the fact that Mr. Lind is a Managing Partner of Blum Capital Partners, L.P., which as of March 10, 2004, beneficially owned approximately 13.8% of our outstanding voting stock and is a party to a Management Services Agreement, a Shareholder Agreement and an Investors' Rights Agreement with us, and has affirmatively determined that Mr. Lind is "independent" as defined by the NYSE Rules. The Board has considered the fact that Mr. Simpson is an officer of Stryker Corporation, a company with which we do business on a limited basis, and has affirmatively determined that Mr. Simpson is an "independent" director as defined by the NYSE Rules. The Board has considered the facts that Mr. Smith is the former Chief Executive Officer and President of VHA Inc., an affiliate of Novation, LLC and that we have had major supply contracts with Novation, LLC since the 1980s, and has affirmatively determined that Mr. Smith is an "independent" director as defined by the NYSE Rules. (See "Item 13. Certain Relationships and Related Transactions").

        Our Board consults with our internal and outside counsel to ensure that our Board's determinations of independence are consistent with all relevant securities and other laws and regulations regarding the definition of "independent director," including those set forth in the NYSE Rules as in effect from time to time.

Committees of our Board of Directors

        Our board of directors has established an audit and compliance committee, a compensation committee and a director affairs committee, each of which has the composition and responsibilities described below.

  Audit and Compliance Committee

        Our audit and compliance committee consists of David J. Simpson, Donald E. Steen and John P. Byrnes. Mr. Simpson is the chairperson of our audit and compliance committee. All members of our audit and compliance committee meet the applicable tests for independence and the requirements for financial literacy under applicable rules and regulations of the SEC and the NYSE. Our board of directors has determined that Mr. Simpson is an "audit committee financial expert" as defined by applicable rules and regulations of the SEC and has the requisite "accounting or related financial expertise" required by applicable rules and regulations of the NYSE.

        Our board of directors has approved an audit and compliance committee charter meeting applicable standards of the SEC and the NYSE.

  Compensation Committee

        Our compensation committee consists of Ronald W. Dollens, Harry R. Jacobson, M.D., James T. Farrell and N. Colin Lind. Mr. Dollens is the chairperson of our compensation committee. All members of our compensation committee meet the applicable test for independence under applicable rules and regulations of the SEC, the NYSE and the Internal Revenue Service.

        Our board of directors has approved a compensation committee charter meeting applicable standards of the SEC and the NYSE.

  Director Affairs Committee

        Our director affairs committee consists of Robert Jaunich II, C. Thomas Smith and David J. Simpson. Mr. Jaunich is the chairperson of our director affairs committee. All members of our director affairs committee meet the applicable test for independence under applicable rules and regulations of the SEC and the NYSE.

        Our board of directors has approved a director affairs committee charter meeting applicable standards of the SEC and the NYSE.

  Other Committees

        Our board of directors may establish other committees as it deems necessary or appropriate from time to time, including, but not limited to, an executive committee and a finance committee.

Compensation Committee Interlocks and Insider Participation

        During our fiscal year ended December 31, 2003, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers who served on our board or compensation committee at such time. Our compensation committee consisted of the four members who currently serve and are named in "Committees of our Board of Directors—Compensation Committee" above, in addition to James R. Leininger, M.D., at all times during our fiscal year ended December 31, 2003. As of January 30, 2004, Dr. Leininger no longer serves as a member of the compensation committee. For a description of the management fee paid to Dr. Leininger in 2003, see "Item 13. Certain Relationships and Related Transactions."

Section 16 Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Forms 3, 4 and 5 they file.

        Because we did not have a class of equity securities registered with the SEC under Section 12 of the Exchange Act at any time in 2003, none of our directors, officers or beneficial owners of our equity securities were required to file reports with respect to us pursuant to Section 16(a) of the Exchange Act during our fiscal year ended December 31, 2003.

Codes of Conduct and Ethics

        Our board of directors has adopted (1) a Code of Conduct applicable to our officers and employees, (2) a Code of Ethics applicable to our chief executive officer, chief financial officer and other senior financial officers and (3) a Code of Ethics applicable to our directors, in accordance with applicable rules and regulations of the SEC and the NYSE.

Corporate Governance Guidelines

        Our board of directors has adopted a set of corporate governance guidelines, in accordance with applicable rules and regulations of the NYSE.

Availability of Corporate Governance Documents

        Our codes of conduct and ethics, corporate governance guidelines and the charters for each of our Board committees are available on the Corporate Governance page of our website located at http://www.kci1.com/investor/corpgovernance.asp. We will provide paper copies of these documents upon written request to us at 8023 Vantage Drive, San Antonio, Texas 78230, Attention: Corporate Secretary.

Executive Sessions

        In accordance with applicable NYSE rules, our non-management directors will meet at regularly scheduled executive sessions without management present. Non-management directors are those directors who are not company officers, and may include directors who are not independent by virtue of a material relationship with us, a former status with respect to us, a family relationship, or for any other reason.

        Each year, a non-management director shall be designated to preside over the executive sessions. If the Chairman of the Board is a non-management director, then the Chairman of the Board shall preside over the executive sessions. If the Chairman of the Board is not a non-management director, then the non-management directors shall designate a non-management director to preside over the executive sessions. Mr. Jaunich, currently serving as the Chairman of the Board, will initially preside over the executive sessions.

        Any interested parties desiring to communicate with any non-management director regarding KCI may contact such director by submitting such communications in writing to the presiding non-management director or to any other non-management director in care of the Corporate Secretary, 8023 Vantage Drive, San Antonio, Texas 78230.

Certifications

        As required by applicable NYSE rules, our chief executive officer has certified to the NYSE that, as of March 29, 2004 (the date of the certification), he was not aware of any violation by us of the

NYSE's corporate governance listing standards. In accordance with applicable SEC rules, we are filing the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure as Exhibits 31 and 32 to this annual report.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid or accrued by Kinetic Concepts, Inc. to the Chief Executive Officer and each of the four most highly compensated executive officers (collectively, the "named executive officers") for their services for the years ended December 31, 2003, 2002 and 2001.

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation(1)
Dennert O. Ware Chief Executive Officer & President	2003 2002 2001	$525,359 495,000 467,000	$393,000 314,991 400,950	— — —	$7,336 6,039 3,917
G. Frederick Rush Vice President, Corporate Development	2003 2002 2001	$266,595 251,505 235,500	$150,453 127,332 177,100	— — 100,000	$4,447 3,231 2,145
Christopher M. Fashek President, KCI USA	2003 2002 2001	$260,767 247,200 246,600	$148,696 139,239 144,067	— — —	$7,552 7,868 7,043
Dennis E. Noll Senior Vice President, General Counsel & Secretary	2003 2002 2001	$247,200 233,200 220,000	$152,306 323,716 170,200	— — —	$6,644 5,378 4,403
Jorg W. Menten(2) President, KCI International	2003 2002 2001	$243,698 193,949 91,870	$128,212 73,095 75,256	— — 264,285	$3,264 2,728 1,292

(1)
The "All Other Compensation" column includes a contribution of $3,000 in 2003, $2,000 in 2002 and $1,000 in 2001 to our 401(k) plan for Messrs. Ware, Rush, Fashek and Noll, and above-market earnings of $3,210, $4,640 and $4,818 for Mr. Fashek and $2,784, $2,651 and $2,739 for Mr. Noll in 2003, 2002 and 2001 credited to compensation deferred at the election of those individuals in each respective year. Also included is a premium for term life insurance for Mr. Ware of $4,336, $4,039 and $2,917, for Mr. Rush of $1,447, $1,231, and $1,145, for Mr. Fashek of $1,342, $1,228, and $1,225 and for Mr. Noll of $860, $727 and $664 in 2003, 2002, and 2001, respectively. The amounts shown for Mr. Menten are contributions to a private health insurance plan in Europe.

(2)
Amounts for Mr. Menten have been converted from Euros at an average annual exchange rate for each year.

Management Plans

        In April 2000, we established the CEO Special Bonus Plan. This plan established a bonus pool for our chief executive officer of up to $13.0 million. Upon the closing of our initial public offering on February 27, 2004, the full $13.0 million was paid to our chief executive officer, Dennert O. Ware, on that day.

        In April 2000, we established the 2000 Special Bonus Plan. This plan established a bonus pool of up to $6.0 million. In connection with our initial public offering, we have paid $5.7 million in bonuses under this plan. Of the $5.7 million, Mr. Rush received approximately $416,300, Mr. Fashek received approximately $268,500, Mr. Noll received approximately $345,600, Mr. Menten has received approximately $150,000 and 74 other employees have received an aggregate of approximately $4.5 million.

Employment and Severance Agreements

        Upon hiring each of the named executive officers, KCI and the named executive officer each signed an offer letter outlining the terms of employment for such officer. In addition, Mr. Menten entered into an employment contact with KCI Europe Holding B.V. Each of these agreements sets forth standard terms summarizing salary, bonus and benefits. None of these agreements establish a term of employment for any named executive officer. For information on the most recent salary and bonus information for the named executive officers, see "Executive Compensation." Under Mr. Ware's offer letter, he is entitled to severance equal to one year's salary in the event he leaves the employment of KCI for a reason other than an act of malfeasance or moral turpitude. Under Mr. Menten's contract of employment, he is entitled to severance equal to six months' salary in the event of his termination of employment by the employer for a reason other than an act of malfeasance or moral turpitude. None of the other named executive officers has any severance arrangement.

Option Grants in Last Fiscal Year

        No options were granted to any of the named executive officers during 2003. In 2003, options to purchase an aggregate of 640,000 shares of our common stock were issued to other employees.

Aggregate Option Exercises and Fiscal Year-End Option Value

        The following table sets forth certain information concerning the number and value of the options held by the named executive officers as of December 31, 2003. As part of the recapitalization that we consummated in the third quarter of 2003, approximately 42.2% of the options vested as of July 23, 2003 held by each of the named executive officers were settled for cash pursuant to the share repurchase at a price equivalent to $17.00 per share of common stock.

Name	Number of Securities Underlying Options Exercised(1)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable(2)
Dennert O. Ware	1,477,000	$18,000,938	2,023,000 2,000,000	$24,655,313 24,375,000
G. Frederick Rush	94,106	1,146,917	128,894 273,429	1,083,396 3,332,416
Christopher M. Fashek	437,529	5,332,385	599,271 92,571	8,407,990 1,128,209
Dennis E. Noll	236,068	2,877,079	307,932 61,714	4,084,171 752,139
Jorg W. Menten	25,320	308,588	34,680 204,285	422,663 2,489,723

(1)
Includes for each of the named officers the number of vested options settled for cash pursuant to the share repurchase in connection with the recapitalization, except for Mr. Noll who acquired an additional 5,270 shares upon the exercise of vested options.

(2)
Our common stock was not publicly traded during 2003. In July 2003, in connection with the recapitalization, the Board of Directors determined that the fair market value of our common stock, for purposes of the Kinetic Concepts, Inc. Management Equity Plan, was $17.00. Accordingly, for purposes of this calculation, the fair market value of the common stock as of December 31, 2003 was assumed to be $17.00 per share.

Director Compensation

        During 2003, our board of directors adopted a director compensation policy pursuant to which each director receives the following annual compensation:

  •
  a $20,000 annual cash retainer;

  •
  a grant of a number of unrestricted shares of common stock with a fair market value equal to $10,000 on the date of grant;

  •
  a stock option grant for a number of shares equal to $50,000 divided by the fair market value of common stock on the date of grant; and

  •
  a restricted stock grant for a number of shares equal to $50,000 divided by the fair market value of common stock on the date of grant.

Directors also receive an additional payment of $1,000 per meeting attended. The chairman of the audit and compliance committee receives an additional cash retainer of $10,000, and the chairmen of all other committees receive an additional annual cash retainer of $5,000. During 2003, the following aggregate payments and grants were made to directors:

  •
  aggregate fees of $251,000 were paid;

  •
  8,352 shares of unrestricted stock were granted;

  •
  options for the purchase of 41,764 shares were granted; and

  •
  41,764 shares of restricted stock were granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Based upon information received upon request from the persons concerned, each person known to be the beneficial owner of more than five percent of our outstanding common stock, each director, nominee for director, named executive officer and all directors and executive officers as a group, owned beneficially, as of March 10, 2004, the number and percentage of outstanding shares of common stock indicated in the following table. Unless otherwise indicated, the address of each of the individuals listed in this table is c/o Kinetic Concepts, Inc., 8023 Vantage Drive, San Antonio, Texas 78230.

	Common Stock
Name	Shares Beneficially Owned(1)	Percent of Class
Fremont Partners, L.P. and related parties(2)(3)	13,507,859	20.84%
Richard C. Blum, Blum Capital Partners, L.P. and related parties(4)	8,922,109	13.77%
Directors and Executive Officers
Robert Jaunich II(5)	13,507,859	20.84%
James R. Leininger, M.D.(6)	14,910,418	23.00%
Dennert O. Ware(7)	4,023,100	5.84%
John P. Byrnes(8)(9)	80,030	*
Ronald W. Dollens(8)(10)	79,115	*
James T. Farrell(5)	13,507,859	20.84%
Harry R. Jacobson, M.D.(8)(11)	43,639	*
N. Colin Lind(4)(12)	8,922,109	13.77%
David J. Simpson(8)(13)	35,543	*
C. Thomas Smith(8)(14)	13,450	*
Donald E. Steen(8)(15)	98,584	*
Dennis E. Noll(16)	366,916	*
Christopher M. Fashek(17)	680,242	1.04%
G. Frederick Rush(18)	220,323	*
Michael J. Burke (19)	401,439	*
Steven J. Hartpence(19)	69,714	*
Martin J. Landon(20)	185,487	*
Jorg W. Menten(19)	148,965	*
Daniel C. Wadsworth, Jr.(19)	77,714	*
Directors and Executive Officers as a Group(21)	43,864,647	61.85%

*
Less than one percent (1%).

(1)
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 10, 2004 are considered to be beneficially owned by such person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
The person or entity named has sole voting power and investment power with respect to all shares indicated.

(3)
Shares of common stock currently held by Fremont Partners, L.P. and its related parties include (i) 6,329,435 shares held by Fremont Acquisition Company II, L.L.C., (ii) 1,539,326 shares held by Fremont Acquisition Company IIA, L.L.C., (iii) 2,057,339 shares held by Fremont-KCI

  Co-Investment Company, L.L.C., (iv) 1,317,617 shares held by Fremont-KCI Co-Investment Company II, L.L.C., (v) 2,157,918 shares held by Fremont Partners III, L.P., (vi) 98,186 shares held by Fremont Partners III Side-By-Side, L.P., (vii) 3,529 shares held by and 490 shares acquirable upon exercise of options held by Fremont Partners, L.L.C. and (viii) 3,529 shares held by and 490 shares acquirable upon exercise of options held by Fremont Partners III, L.L.C. The address for Fremont Partners, L.P. and its related parties is 199 Fremont Street, Suite 2300, San Francisco, CA 94105.

(4)
Mr. Blum is the chairman of Richard C. Blum & Associates, Inc., which is the general partner of Blum Capital Partners, L.P. He is also a Managing Member of Blum Strategic GP II, L.L.C., which is the general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG. Mr. Blum disclaims beneficial ownership of the shares held by Blum Capital Partners, L.P. and its related parties, except to the extent of his proportionate pecuniary interest in such shares.

  Shares of common stock held by Blum Capital Partners, L.P. and its related parties include (i) 8,008,533 shares held by RCBA-KCI Capital Partners, L.P., (ii) 496,787 shares held by Stinson Capital Partners II, L.P., (iii) 404,425 shares held by Blum Strategic Partners II, L.P., (iv) 8,345 shares held by Blum Strategic Partners II GmbH & Co. KG and (v) 3,529 shares held by and 490 shares acquirable upon exercise of options held by Blum Capital Partners, L.P.

  Blum Capital Partners, L.P. serves as the general partner of RCBA-KCI Capital Partners, L.P. and Stinson Capital Partners II, L.P. with voting and investment discretion. The shares owned by RCBA-KCI Capital Partners, L.P. and Stinson Capital Partners II, L.P. may be deemed to be owned indirectly by the following parties: (a) Blum Capital Partners, L.P.; (b) Richard C. Blum & Associates, Inc., the sole general partner of Blum Capital Partners, L.P.; and (c) Richard C. Blum, Chairman of Richard C. Blum & Associates, Inc. Richard C. Blum & Associates, Inc., Blum Capital Partners, L.P. and Mr. Blum disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

  Blum Strategic GP II, L.L.C. serves as the general partner of Blum Strategic Partners II, L.P. and as the managing limited partner of Blum Strategic Partners II GmbH & Co. KG. The shares owned by Blum Strategic Partners II, L.P. and Blum Strategic Partners II GmbH & Co. KG, may be deemed to be owned indirectly by the following parties: (a) Blum Strategic GP II, L.L.C., the general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG; and (b) Richard C. Blum, a managing member of Blum Strategic GP II, L.L.C. Both Blum Strategic GP II, L.L.C. and Mr. Blum disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein. The address for Blum Capital Partners, L.P. and its related parties is 909 Montgomery Street, Suite 400, San Francisco, CA 94133.

(5)
Messrs. Jaunich and Farrell are managing directors of Fremont Partners, L.P. and certain of its related parties. The shares shown include the shares beneficially owned by Fremont Partners, L.P. and such related parties. Messrs. Jaunich and Farrell disclaim beneficial ownership of the shares held by Fremont Partners, L.P. and such related parties, except to the extent of their respective proportionate pecuniary interest in such shares.

(6)
Includes 2,941 restricted shares, 490 shares acquirable upon the exercise of options and 10,100 shares of common stock held by J&E Investments, L.P., in which Dr. Leininger is a 1% general partner. Dr. Leininger disclaims beneficial ownership in the shares held by J&E Investments, except to the extent of his proportionate pecuniary interest in such shares. Also includes a total of 600,000 shares of common stock sold by Dr. Leininger to Dr. Leininger's brothers, Peter A. Leininger and Daniel E. Leininger, and the 1987 Brian C. Leininger Trust, 1987 Kelly C. Leininger Trust, 1987 Tracy M. Leininger Trust and 1992 Joshua A. Leininger Trust, as to each of which

  Peter A. Leininger is the trustee. Dr. Leininger disclaims beneficial ownership of all such shares, except to the extent of any pecuniary interest therein.

(7)
Common stock holdings include 100 shares currently held and 4,023,000 shares acquirable upon the exercise of options.

(8)
The persons named are outside directors and are not affiliated with Fremont Partners, L.P. or Blum Capital Partners, L.P.

(9)
Common stock holdings include 78,782 shares currently held (5,000 of which are restricted shares) and 1,248 shares acquirable upon the exercise of options.

(10)
Common stock holdings include 6,000 shares currently held (5,000 of which are restricted shares) and 73,115 shares acquirable upon the exercise of options.

(11)
Common stock holdings include 42,391 shares currently held (5,000 of which are restricted shares) and 1,248 shares acquirable upon the exercise of options.

(12)
N. Colin Lind is the managing director of Richard C. Blum & Associates, Inc., which is the general partner of Blum Capital Partners, L.P. He is also a Managing Member of Blum Strategic GP II, L.L.C., which is the general partner of Blum Strategic Partners II, L.P. and the managing limited partner of Blum Strategic Partners II GmbH & Co. KG. The shares shown include the shares beneficially owned by Blum Capital Partners, L.P. and such related parties. Mr. Lind disclaims beneficial ownership of the shares held by Blum Capital Partners, L.P. and its related parties, except to the extent of his proportionate pecuniary interest in such shares.

(13)
Common stock holdings include 34,195 shares currently held by Mr. Simpson (5,000 of which are restricted shares), 1,248 shares acquirable upon the exercise of options held by Mr. Simpson and 100 shares held by Mr. Simpson's son. Mr. Simpson disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest therein.

(14)
Common stock holdings include 12,202 shares currently held (5,000 of which are restricted shares) and 1,248 shares acquirable upon the exercise of options.

(15)
Common stock holdings include 39,536 shares currently held (5,000 of which are restricted shares) and 59,048 shares acquirable upon the exercise of options.

(16)
Common stock holdings include 25,270 shares currently held and 341,646 shares acquirable upon the exercise of options.

(17)
Common stock holdings include 39,271 shares currently held by Mr. Fashek, 640,571 shares acquirable upon the exercise of options held by Mr. Fashek, 200 shares held by Mr. Fashek's wife and 200 shares held by Mr. Fashek's daughter. Mr. Fashek disclaims beneficial ownership of the shares owned by his wife and daughter, except to the extent of any pecuniary interest therein.

(18)
Common stock holdings include 128,894 shares currently held and 91,429 shares acquirable upon the exercise of options.

(19)
Shares consist entirely of common stock acquirable upon the exercise of options.

(20)
Common stock holdings include 8,710 shares currently held and 176,777 shares acquirable upon the exercise of options.

(21)
Includes 6,110,370 shares of common stock issuable upon the exercise of options that are exercisable within 60 days after March 10, 2004.

Equity Compensation Plan Information

        The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2003:

			(c)
	(a)	(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options
Equity compensation plans approved by security holders	11,596,957	$4.79	1,158,130	(1)
Equity compensation plans not approved by security holders	—	$—	—
Total	11,596,957	$4.79	1,158.130

(1)
Includes 308,120 shares available for future issuance under the 2003 Non-Employee Directors Stock Plan, which provides for grants of restricted stock, stock and options. Also includes 850,010 shares available for future issuance under the 1997 Management Equity Plan, which provides for grants of stock and options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        KCI is owned principally by three shareholders: Fremont Partners, L.P., Dr. James R. Leininger, Blum Capital Partners, L.P., and their respective related parties. On February 27, 2004, we completed an initial public offering of our common stock. In connection with the offering, Fremont Partners, L.P. and its related parties, Blum Capital Partners, L.P. and its related parties, and Dr. Leininger sold 8,275,495, 5,466,855 and 3,457,650 shares of our common stock, respectively. These shareholders participated as selling shareholders in our initial public offering pursuant to the exercise of their piggyback registration rights in the Shareholder Rights Agreement entered into in 1997, as amended, by and among KCI, Dr. Leininger and affiliates of Fremont Partners and Blum Capital Partners. The Shareholder Rights Agreement provides for, among other things, "demand" and "piggy-back" registration rights, restrictions on transfer of the shares of common stock, rights of first offer, "tag-along" rights and "bring-along" rights.

        As of March 10, 2004, Fremont Partners, Dr. Leininger and Blum Capital Partners beneficially owned approximately 21%, 23% and 14% of the outstanding voting stock of KCI, respectively. Together, these shareholders have the power to appoint the entire board of directors, and to control the affairs of KCI. Pursuant to the Shareholder Rights Agreement, the following representatives of our principal shareholders serve on the board of directors:

  •
  Mr. Jaunich, a Managing Partner of Fremont Partners, serving in the capacity of Chairman of the Board;

  •
  Dr. Leininger, serving in the capacity of Chairman Emeritus;

  •
  Mr. Farrell, a Managing Partner of Fremont Partners; and

  •
  Mr. Lind, a Managing Director of Blum Capital Partners.

        Mr. Farrell and Mr. Jaunich each own a minority interest in Fremont Partners and certain affiliated funds. Messrs. Ware, Noll and Steen also own small passive investments in funds affiliated with Fremont Partners. Mr. Lind owns a minority interest in Blum Capital Partners and certain affiliated funds.

        Pursuant to a Management Services Agreement entered into in November 1997 by and among KCI, Fremont Partners, Dr. Leininger and Blum Capital Partners, we have made semi-annual payments to each of Fremont Partners, Dr. Leininger and Blum Capital Partners of approximately $300,000, $250,000 and $200,000 respectively, as a management fee. On August 11, 2003, we amended the Management Services Agreement to, among other things, terminate the management fee and continue to provide for indemnification and reimbursement of expenses. We made final management fee payments of $300,000, $250,000 and $200,000 in July and August 2003, relating to services performed through June 30, 2003. KCI will indemnify each of Fremont Partners and Blum Capital Partners and their respective directors, members, officers, employees, agents, representatives and affiliates and Dr. Leininger and his employees, agents, representatives and affiliates for losses, damages, costs or expenses which they may suffer arising out of their performance of services under the Management Services Agreement, provided that they will not be indemnified for losses resulting primarily from their gross negligence or willful misconduct.

        We issued to Fremont Partners, Blum Capital Partners, and Dr. Leininger, and their affiliates, an aggregate of $190.0 million of the Series A convertible preferred stock that we offered in connection with the recapitalization. In addition, we issued to John P. Byrnes, Harry R. Jacobson, M.D., David J. Simpson and C. Thomas Smith, all of whom are non-employee directors of KCI, an aggregate $1.8 million of the Series A convertible preferred stock that we offered in connection with the recapitalization. All outstanding shares of our preferred stock automatically converted into shares of our common stock upon the closing of the initial public offering of our common stock.

        In connection with the preferred stock issuance, Fremont Partners, Blum Capital Partners, and Dr. Leininger, and their affiliates, along with certain other non-employee directors to whom we concurrently issued additional preferred stock as part of the recapitalization, entered into an Investors' Rights Agreement with us. The Investors' Rights Agreement provides for, among other things, "piggy-back" registration rights, restrictions on transfer of the shares of preferred stock, rights of first offer, "tag-along" rights and "bring-along" rights. The restrictions on transfer, rights of first offer, "tag-along" rights and "bring-along" rights terminated upon the closing of our initial public offering. The "piggyback" registration rights of each party under the Investor Rights Agreement will expire once all shares held by such party may be sold in any 90-day period pursuant to Rule 144.

        The board of directors approved the payment of bonuses to the CEO and management pursuant to the CEO Special Bonus Plan and the 2000 Special Bonus Plan in an aggregate amount equal to approximately $18.7 million in connection with the initial public offering of our common stock. Of the $18.7 million, the named executive officers have received approximately $14.2 million, and 74 other employees have received an aggregate of approximately $4.5 million. Of the $14.2 million in bonuses to be made to the named executive officers, Mr. Ware received $13.0 million, Mr. Rush received approximately $416,300, Mr. Fashek received approximately $268,500, Mr. Noll received approximately $345,600, and Mr. Menten has received $150,000.

        A member of our Board of Directors, David J. Simpson, is an officer of Stryker Corporation, with which we conduct business on a limited basis. During fiscal 2003, 2002, and 2001, we purchased approximately $2.5 million, $3.6 million and $1.5 million in hospital bed frames from Stryker, respectively. During those same periods, we sold approximately $246,000, $220,000 and $340,000 of therapeutic surfaces to Stryker, respectively. The transactions between KCI and Stryker are not material to either party. Moreover, our relationship with Stryker predates Mr. Simpson's election to our Board. We have had a business relationship with Stryker since 1994 and Mr. Simpson joined our Board of Directors in 2003.

        Dr. Peter Leininger, the brother of Dr. James R. Leininger, who is one of our major shareholders, has a consulting agreement with us. Dr. Peter Leininger served us in a variety of senior positions from 1978 to 1997 and consults with us on medical matters. The consulting agreement has a one-year term.

Under the consulting agreement, Dr. Peter Leininger receives an annual fee of $10,000 per year and is entitled to retain the stock options which were granted to him during his employment with us. We have paid Dr. Peter Leininger $250,000 to resolve a dispute concerning a stock option granted to him which expired. Dr. Peter Leininger used the $250,000 to pay the exercise price and associated federal income taxes on certain of his stock options which he exercised in January 2004.

        A member of our board of directors, C. Thomas Smith, became a member of our board of directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC. Novation is a GPO with which we have had major supply contracts since the 1980s. During fiscal 2001, 2002 and 2003, respectively, we received approximately $109.9 million, $113.1 million and $128.7 million in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

        The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K and the reviews of the consolidated financial reports included in our Quarterly Reports on Form 10-Q, in each case, for the years ended December 31, 2003 and 2002 amounted to approximately $2.0 million (including $1.2 million of transaction fees for our 2003 recapitalization and initial public offering) and $691,000 respectively.

Audit-Related Fees

        The aggregate fees billed by Ernst & Young LLP for assurance and other services reasonably related to the performance of the audit or review of our financial statements (other than those described above under "Audit Fees") for the years ended December 31, 2003 and 2002 amounted to $268,000 and $177,000 respectively. Such services consisted of consultation regarding accounting matters and audits of employee benefit plans.

Tax Fees

        The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 amounted to $984,000 and $1.2 million respectively. Such services consisted of tax planning, transaction support and compliance.

All Other Fees

        The aggregate fees billed by Ernst & Young LLP for services other than those described above under "Audit Fees", "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2003 and 2002 amounted to approximately $2,700 and $3,500 respectively. Such services consisted of online research support.

Audit and Compliance Committee Pre-Approval Policies and Procedures

        Effective May 2003, the Audit and Compliance Committee adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors. Under the policy, all engagements for services by Ernst & Young LLP or other independent accountants are subject to prior approval by the Audit and Compliance Committee. For audit services, the auditor must provide the Audit and Compliance Committee with an engagement letter, no later than May 31 of each year, that outlines the scope of the audit services proposed to be performed during the fiscal year along with a fee estimate. If approved by the Audit and Compliance Committee, the engagement letter shall be formally accepted by the Audit and Compliance Committee at a regularly scheduled meeting. For non- audit services, our management must submit to the Audit and Compliance Committee for approval, no later than May 31 of each year, the list of non-audit services that it recommends the auditor be engaged to provide that year, along with a fee estimate for the services. The Audit and Compliance Committee will review, and at its sole discrection, approve, a list of services along with fees for such services. The Audit and Compliance Committee is to be informed routinely by management and the auditor as to the non-audit services actually provided by the auditor pursuant to the pre-approval process.

        Additionally, the Audit and Compliance Committee has delegated to its Chairman the authority to amend or modify the list of approved, permissible, non-audit services and fees. The Chairman will report any such action taken to the Audit and Compliance Committee at its next meeting.

        All services provided by Ernst & Young LLP after May 6, 2003 were 100% approved by the Audit and Compliance Committee in accordance with the pre-approval procedures described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report:

  1.
  Financial Statements

      The following consolidated financial statements are filed as a part of this report:

        Consolidated Balance Sheets as of December 31, 2003 and 2002

        Consolidated Statements of Earnings for the three years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Shareholders' Deficit for the three years ended December 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

    2.
    Financial Statement Schedules

      The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003 is filed as part of this Annual Report:

        Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2003, 2002 and 2001

      All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    3.
    Exhibits

      The following exhibits are filed as part of this Annual Report:

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments). (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.2	Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.3	Third Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.4	Audit and Compliance Committee Charter. (Incorporated by reference to Exhibit 3.7 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).

3.5	Compensation Committee Charter. (Incorporated by reference to Exhibit 3.8 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).
3.6	Director Affairs Committee Charter. (Incorporated by reference to Exhibit 3.9 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).
10.1	Registration Rights Agreement, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as Placement Agents (Incorporated by reference to Exhibit 10.1 on KCI's Form S-4, filed on September 29, 2003).
10.2	Credit Agreement, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.2 on KCI's Form S-4, filed on September 29, 2003).
10.3	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (Incorporated by reference to Exhibit 10.30 on KCI's Form S-4, as amended on December 31, 2003).
10.4	Form of Amendment No. 2 to Credit Agreement (Incorporated by reference to Exhibit 10.34 to Amendment No. 3 to KCI's Registration Statement on Form S-1, filed on February 20, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.3 on KCI's Form S-4, filed on September 29, 2003).
10.6	Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (Incorporated by reference to Exhibit 10.4 on KCI's Form S-4, filed on September 29, 2003).
10.7	Series A Preferred Stock Purchase Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (Incorporated by reference to Exhibit 10.5 on KCI's Form S-4, filed on September 29, 2003).
10.8	Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (Incorporated by reference to Exhibit 10.6 on KCI's Form S-4, filed on September 29, 2003).
10.9	Statement of Designations, Preferences and Rights of the Series A Convertible Participating Preferred Stock of Kinetic Concepts, Inc. (Incorporated by reference to Exhibit 10.7 on KCI's Form S-4, filed on September 29, 2003).
10.10	Agreement Among Shareholders, dated as of November 5, 1997 (Incorporated by reference to Exhibit 10.26 to Registration Statement on KCI's Form S-4, filed on December 19, 1997)
10.11	Joinder and Amendment Agreement, dated as of June 25, 2003 (Incorporated by reference to Exhibit 10.9 on KCI's Form S-4/A, as amended on October 24, 2003).
10.12	Waiver and Consent, effective as of September 27, 2002 (Incorporated by reference to Exhibit 10.10 on KCI's Form S-4, filed on September 29, 2003).
10.13	Amendment and Waiver, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.11 on KCI's Form S-4, filed on September 29, 2003).
10.14	Amendment, Acknowledgement and Waiver (Agreement Among Shareholders) (Incorporated by reference to Exhibit 10.35 to Amendment No. 3 to KCI's Registration Statement on Form S-1, filed on February 20, 2004).
10.15	KCI Employee Benefits Trust Agreement (Incorporated by reference to Exhibit 10.21 to KCI's Annual Report on Form 10-K/A, dated December 31, 1996).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 99.2 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.17	Kinetic Concepts, Inc. Senior Executive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to KCI's Annual Report on Form 10-K for the year ended December 31, 1996).
10.18	Form of Option Instrument with respect to Senior Executive Stock Option Plan (Incorporated by reference to Exhibit 10.32 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.19	Kinetic Concepts Management Equity Plan effective October 2, 1997 (Incorporated by reference to Exhibit 10.33 to KCI's Annual Report on Form 10-K for the year ended December 31, 1997).
10.20	Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan (Incorporated by reference to Exhibit 10.14 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.21	Kinetic Concepts, Inc. CEO Special Bonus Plan (Incorporated by reference to Exhibit 10.12 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.22	Kinetic Concepts, Inc. 2000 Special Bonus Plan (Incorporated by reference to Exhibit 10.13 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.23	2003 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on July 22, 2003).
10.24	2004 Equity Plan (Incorporated by reference to Exhibit 10.32 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004.)
10.25	2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
10.26	Employee Benefits Trust Agreement, by and between KCI and Keith D. Thatcher, dated September 1, 1992 (Incorporated by reference to Exhibit 10.21 to KCI's Annual Report on Form 10-K/A, dated December 31, 1994).
10.27	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (Incorporated by reference to Exhibit 10.12 to KCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.28	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (Incorporated by reference to Exhibit 10.23 to KCI's Annual Report on Form 10-K/A, dated December 31, 1994).
10.29	Contract of employment, dated July 1, 2001, between KCI Europe Holding B.V. and Jorg Menten.
10.30	Settlement Agreement, by and among KCI and certain of its subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders, dated December 31, 2002 (Incorporated by reference to Exhibit 10.16 to KCI's Annual Report on Form 10-K for the year ended December 31, 2002).
10.31	Therapeutic Specialty Beds, Therapeutic Surfaces & Related Products Supplier Agreement, dated effective September 1, 2001 between Novation, LLC and KCI USA, Inc., as amended by that certain Amendment of Agreement (MS 10730), dated effective May 13, 2002 (Incorporated by reference to Exhibit 10.16 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.32	Exhibits to Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (Supplier Agreement incorporated by reference to Exhibit 10.16 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.33	Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and KCI for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (Incorporated by reference to Exhibit 10.27 on KCI's Form S-4, filed on September 29, 2003).
10.34	Amended and Restated Manufacturing Agreement, by and between KCI and Avail Medical Products, Inc., dated December 18, 2002 (Incorporated by reference to Exhibit 10.27 on KCI's Form S-1, as amended on February 23, 2004).
10.35	First Amended and Restated Management Services Agreement, dated as of August 11, 2003, among KCI, Dr. James Leininger, Blum Capital Partners, L.P., Blum Strategic GP II, L.L.C., Fremont Partners, L.L.C. and Fremont Partners III, L.L.C. (Incorporated by reference to Exhibit 10.29 on KCI's Form S-4, filed on September 29, 2003).
10.36	License Agreement, dated as of October 6, 1993, between Wake Forest University and KCI, as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (Incorporated by reference to Exhibit 10.29 on KCI's Form S-1, as amended on February 23, 2004).
10.37	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to Amendment No. 5 to KCI's Form S-4, filed on March 1, 2004).
14.1	Kinetic Concepts, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-13(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-13(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.
  (b)
  Reports on Form 8-K:

        During the quarter ended December 31, 2003, we filed two reports on Form 8-K. Information regarding the items reported on is as follows:

        1.     On November 7, 2003, we announced our results of operations for our fiscal third quarter ended September 31, 2003 (Condensed Consolidated Financial Statements for this period were furnished with this report).

        2.     On December 31, 2003, we reported the filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of our common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 29, 2004.

KINETIC CONCEPTS, INC.
By:	/s/ ROBERT JAUNICH II
Robert Jaunich II
Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT JAUNICH II ROBERT JAUNICH II	Chairman of the Board of Directors	March 29, 2004
/s/ DENNERT O. WARE DENNERT O. WARE	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004
/s/ MARTIN J. LANDON MARTIN J. LANDON	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2004
/s/ JAMES R. LEININGER, M.D. JAMES R. LEININGER, M.D.	Director, Chairman Emeritus	March 29, 2004
/s/ JOHN P. BYRNES JOHN P. BYRNES	Director	March 29, 2004
/s/ RONALD W. DOLLENS RONALD W. DOLLENS	Director	March 29, 2004
/s/ HARRY R. JACOBSON HARRY R. JACOBSON	Director	March 29, 2004

DAVID J. SIMPSON	Director
/s/ C. THOMAS SMITH C. THOMAS SMITH	Director	March 29, 2004
/s/ JAMES T. FARRELL JAMES T. FARRELL	Director	March 29, 2004
/s/ N. COLIN LIND N. COLIN LIND	Director	March 29, 2004
/s/ DONALD E. STEEN DONALD E. STEEN	Director	March 29, 2004

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments). (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.2	Amended and Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.3	Third Amended and Restated By-laws. (Incorporated by reference to Exhibit 3.6 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
3.4	Audit and Compliance Committee Charter. (Incorporated by reference to Exhibit 3.7 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).
3.5	Compensation Committee Charter. (Incorporated by reference to Exhibit 3.8 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).
3.6	Director Affairs Committee Charter. (Incorporated by reference to Exhibit 3.9 to Amendment No. 2 to KCI's Registration Statement on Form S-1, filed on February 11, 2004).
10.1	Registration Rights Agreement, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as Placement Agents (Incorporated by reference to Exhibit 10.1 on KCI's Form S-4, filed on September 29, 2003).
10.2	Credit Agreement, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.2 on KCI's Form S-4, filed on September 29, 2003).
10.3	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (Incorporated by reference to Exhibit 10.30 on KCI's Form S-4, as amended on December 31, 2003).
10.4	Form of Amendment No. 2 to Credit Agreement (Incorporated by reference to Exhibit 10.34 to Amendment No. 3 to KCI's Registration Statement on Form S-1, filed on February 20, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.3 on KCI's Form S-4, filed on September 29, 2003).
10.6	Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (Incorporated by reference to Exhibit 10.4 on KCI's Form S-4, filed on September 29, 2003).
10.7	Series A Preferred Stock Purchase Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (Incorporated by reference to Exhibit 10.5 on KCI's Form S-4, filed on September 29, 2003).
10.8	Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (Incorporated by reference to Exhibit 10.6 on KCI's Form S-4, filed on September 29, 2003).
10.9	Statement of Designations, Preferences and Rights of the Series A Convertible Participating Preferred Stock of Kinetic Concepts, Inc. (Incorporated by reference to Exhibit 10.7 on KCI's Form S-4, filed on September 29, 2003).
10.10	Agreement Among Shareholders, dated as of November 5, 1997 (Incorporated by reference to Exhibit 10.26 to Registration Statement on KCI's Form S-4, filed on December 19, 1997)

10.11	Joinder and Amendment Agreement, dated as of June 25, 2003 (Incorporated by reference to Exhibit 10.9 on KCI's Form S-4/A, as amended on October 24, 2003).
10.12	Waiver and Consent, effective as of September 27, 2002 (Incorporated by reference to Exhibit 10.10 on KCI's Form S-4, filed on September 29, 2003).
10.13	Amendment and Waiver, dated as of August 11, 2003 (Incorporated by reference to Exhibit 10.11 on KCI's Form S-4, filed on September 29, 2003).
10.14	Amendment, Acknowledgement and Waiver (Agreement Among Shareholders) (Incorporated by reference to Exhibit 10.35 to Amendment No. 3 to KCI's Registration Statement on Form S-1, filed on February 20, 2004).
10.15	KCI Employee Benefits Trust Agreement (Incorporated by reference to Exhibit 10.21 to KCI's Annual Report on Form 10-K/A, dated December 31, 1996).
10.16	Deferred Compensation Plan (Incorporated by reference to Exhibit 99.2 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
10.17	Kinetic Concepts, Inc. Senior Executive Stock Option Plan (Incorporated by reference to Exhibit 10.31 to KCI's Annual Report on Form 10-K for the year ended December 31, 1996).
10.18	Form of Option Instrument with respect to Senior Executive Stock Option Plan (Incorporated by reference to Exhibit 10.32 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.19	Kinetic Concepts Management Equity Plan effective October 2, 1997 (Incorporated by reference to Exhibit 10.33 to KCI's Annual Report on Form 10-K for the year ended December 31, 1997).
10.20	Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan (Incorporated by reference to Exhibit 10.14 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.21	Kinetic Concepts, Inc. CEO Special Bonus Plan (Incorporated by reference to Exhibit 10.12 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.22	Kinetic Concepts, Inc. 2000 Special Bonus Plan (Incorporated by reference to Exhibit 10.13 to KCI's Annual Report on Form 10-K for the year ended December 31, 2000).
10.23	2003 Non-Employee Directors Stock Plan (Incorporated by reference to Exhibit 10.1 to KCI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on July 22, 2003).
10.24	2004 Equity Plan (Incorporated by reference to Exhibit 10.32 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004.)
10.25	2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
10.26	Employee Benefits Trust Agreement, by and between KCI and Keith D. Thatcher, dated September 1, 1992 (Incorporated by reference to Exhibit 10.21 to KCI's Annual Report on Form 10-K/A, dated December 31, 1994).
10.27	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (Incorporated by reference to Exhibit 10.12 to KCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.28	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (Incorporated by reference to Exhibit 10.23 to KCI's Annual Report on Form 10-K/A, dated December 31, 1994).
10.29	Contract of employment, dated July 1, 2001, between KCI Europe Holding B.V. and Jorg Menten.

10.30	Settlement Agreement, by and among KCI and certain of its subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders, dated December 31, 2002 (Incorporated by reference to Exhibit 10.16 to KCI's Annual Report on Form 10-K for the year ended December 31, 2002).
10.31	Therapeutic Specialty Beds, Therapeutic Surfaces & Related Products Supplier Agreement, dated effective September 1, 2001 between Novation, LLC and KCI USA, Inc., as amended by that certain Amendment of Agreement (MS 10730), dated effective May 13, 2002 (Incorporated by reference to Exhibit 10.16 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.32	Exhibits to Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (Supplier Agreement incorporated by reference to Exhibit 10.16 to KCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.33	Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and KCI for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (Incorporated by reference to Exhibit 10.27 on KCI's Form S-4, filed on September 29, 2003).
10.34	Amended and Restated Manufacturing Agreement, by and between KCI and Avail Medical Products, Inc., dated December 18, 2002 (Incorporated by reference to Exhibit 10.27 on KCI's Form S-1, as amended on February 23, 2004).
10.35	First Amended and Restated Management Services Agreement, dated as of August 11, 2003, among KCI, Dr. James Leininger, Blum Capital Partners, L.P., Blum Strategic GP II, L.L.C., Fremont Partners, L.L.C. and Fremont Partners III, L.L.C. (Incorporated by reference to Exhibit 10.29 on KCI's Form S-4, filed on September 29, 2003).
10.36	License Agreement, dated as of October 6, 1993, between Wake Forest University and KCI, as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (Incorporated by reference to Exhibit 10.29 on KCI's Form S-1, as amended on February 23, 2004).
10.37	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.31 to Amendment No. 1 to KCI's Registration Statement on Form S-1, filed on February 2, 2004).
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to Amendment No. 5 to KCI's Form S-4, filed on March 1, 2004).
14.1	Kinetic Concepts, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-13(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-13(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 29, 2004.