Form 10-Q
period 2004-03-31
KINETIC CONCEPTS INC /TX/
filed 2004-05-14
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common Stock:  64,883,068 shares as of May 10, 2004

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

                 SIGNATURES

KINETIC CONCEPTS, INC.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors," and elsewhere in this document. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, the following:

   - any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

   - any statements of the plans, strategies and objectives of management for future operations;

   - any statements regarding future economic conditions or performance;

   - implementing our business strategy;

   - attracting and retaining customers;

   - obtaining and expanding market acceptance of the products and services we offer;

   - competition in our market;

   - statements regarding the outcome of pending litigation;

   - trends in the mix of rental and sales product mix and from lower-therapy products to capital purchases;

   - future demand for V.A.C. systems;

   - expenditures with respect to our therapeutic surfaces business and demand for our bariatric products;

   - changes in patient demographics; and

   - any statements of assumptions underlying any of the foregoing.

      These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors" in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider the risks factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. KCI disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

In this report, unless the context requires otherwise, the words "we," "our," "us," and "KCI" refer to Kinetic Concepts, Inc.

TRADEMARKS

      The following terms used in this report are our trademarks: AirMaxxis™, AtmosAir™, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir™ II, KCI®, KinAir™ III, KinAir™ IV, KinAir™ MedSurg™, Kinetic Concepts®, Kinetic Therapy™, Maxxis® 300, Maxxis® 400, MiniV.A.C.™, PediDyne™, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.™, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne® Proventa™, TriCell®, V.A.C.®, V.A.C.®™, V.A.C.® Freedom™, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill™. All other trademarks appearing in this report are the property of their holders.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 93,243	$ 156,064
Accounts receivable, net	200,034	199,938
Inventories, net	30,102	32,253
Deferred income taxes	22,925	22,749
Prepaid expenses and other current assets	14,421	11,811
	_______	_______
Total current assets	360,725	422,815
	_______	_______

Net property, plant and equipment	155,085	145,208
Loan and preferred stock issuance costs, less accumulated amortization
of $1,590 in 2004 and $1,014 in 2003	14,931	19,779
Goodwill	48,791	48,797
Other assets, less accumulated amortization of $8,359 in 2004 and
$8,190 in 2003	28,741	28,497
	_______	_______
	$ 608,273	$ 665,096
	_______	_______
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 30,719	$ 34,386
Accrued expenses	100,153	112,652
Current installments of long-term debt	4,308	4,800
Current installments of capital lease obligations	1,536	1,576
Derivative financial instruments	4,293	2,402
Income taxes payable	14,793	39,403
	_______	_______
Total current liabilities	155,802	195,219
	_______	_______

Long-term debt, net of current installments	556,842	678,100
Capital lease obligations, net of current installments	1,337	1,351
Deferred income taxes, net	26,191	26,566
Deferred gain, sale of headquarters facility	8,915	9,183
Other noncurrent liabilities	212	212
	_______	_______
	749,299	910,631
Series A convertible preferred stock, 0 issued and outstanding
at March 31, 2004 and 264 at December 31, 2003	-	261,719

Shareholders' equity (deficit):
Common stock; authorized 225,000 at March 31, 2004 and
150,000 at December 31, 2003; issued and outstanding 64,814
at March 31, 2004 and 41,270 at December 31, 2003	65	41
Additional paid-in capital	429,501	1,157
Deferred compensation	226	185
Retained deficit	(579,101)	(518,955)
Accumulated other comprehensive income	8,283	10,318
	_______	_______
Shareholders' deficit	(141,026)	(507,254)
	_______	_______
	$ 608,273	$ 665,096
	_______	_______
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue:
Rental	$ 165,908	$ 129,442
Sales	58,926	37,561
	_______	_______
Total revenue	224,834	167,003
	_______	_______

Rental expenses	105,406	79,379
Cost of goods sold	16,768	13,645
	_______	_______
Gross profit	102,660	73,979

Selling, general and administrative expenses	48,542	36,481
Research and development expenses	7,119	4,425
Initial public offering bonuses	19,534	-
	_______	_______
Operating earnings	27,465	33,073

Interest income	371	400
Interest expense	(18,844)	(8,178)
Foreign currency gain (loss)	(464)	1,788
	_______	_______
Earnings before income taxes	8,528	27,083

Income taxes	3,070	10,156
	_______	_______
Net earnings	$ 5,458	$ 16,927

Series A convertible preferred stock dividends	(65,604)	-
	_______	_______
Net earnings (loss) available to common shareholders	$ (60,146)	$ 16,927
	_______	_______
Net earnings (loss) per share available to common shareholders:
Basic	$ (1.19)	$ 0.24
	_______	_______
Diluted	$ (1.19)	$ 0.21
	_______	_______
Weighted average shares outstanding:
Basic	50,332	70,995
	_______	_______
Diluted	50,332	79,861
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 5,458	$ 16,927
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	13,724	10,665
Provision for uncollectible accounts receivable	3,177	1,749
Amortization of deferred gain on sale of headquarters facility	(268)	(259)
Write-off of deferred loan fees	3,342	-
Non-cash amortization of stock award to directors	42	-
Change in assets and liabilities:
Increase in accounts receivable, net	(3,313)	(6,983)
Decrease in other accounts receivable	-	175,000
Decrease in current deferred income taxes	(176)	(66,838)
Decrease in inventories	2,135	2,992
Increase in prepaid expenses and other current assets	(2,608)	(3,541)
Increase (decrease) in accounts payable	(3,671)	1,455
Increase (decrease) in accrued expenses	(10,381)	3,025
Increase (decrease) in income taxes payable	(24,611)	71,606
Increase (decrease) in deferred income taxes, net	279	(677)
Net cash provided (used) by operating activities	(16,871)	205,121
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(20,841)	(17,678)
Increase in inventory to be converted into equipment for short-term rental	(3,100)	(200)
Dispositions of property, plant and equipment	395	404
Increase in other assets	(408)	(323)
Net cash used by investing activities	(23,954)	(17,797)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long term, capital lease and other obligations	(121,805)	(105,787)
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-
Stock issuance costs	(10,604)	-
Proceeds from exercise of stock options	5,443	663
	_______	_______
Net cash used by financing activities	(21,966)	(105,124)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(30)	506
Net increase (decrease) in cash and cash equivalents	(62,821)	82,706
Cash and cash equivalents, beginning of period	156,064	54,485
Cash and cash equivalents, end of period	$ 93,243	$ 137,191
	_______	_______
Cash paid during the three months for:
Interest (1)	$ 12,794	$ 2,730
Income taxes	$ 3,915	$ 5,508
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 2,136	$ -

(1) 2004 amount includes a bond call premium of $5.3 million related to the IPO.

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest annual report on Form 10-K. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In our opinion, the consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2004 presentation.

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

Three months ended
March 31,
	2004	2003

Net earnings (loss) available to common shareholders
as reported	$ (60,146)	$ 16,927
	______	______
Pro forma net earnings:
Net earnings (loss) available to common
shareholders as reported	$ (60,146)	$ 16,927
Compensation charge under intrinsic method	27	659
Compensation expense under fair value method	(301)	(374)
	______	______
Pro forma net earnings	$ (60,420)	$ 17,212
	______	______
Earnings (loss) per share as reported
Basic earnings (loss) per common share	$ (1.19)	$ 0.24
Diluted earnings (loss) per common share	$ (1.19)	$ 0.21

Pro forma earnings per share
Basic earnings per common share	$ (1.20)	$ 0.24
Diluted earnings per common share	$ (1.20)	$ 0.22
	______	______

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future expense.

(c)     Other Significant Accounting Policies

      For further information, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2003.

(2)      INITIAL PUBLIC OFFERING

      On February 27, 2004, we closed an initial public offering ("IPO") of our common stock, through which we sold 3,500,000 newly-issued shares and selling shareholders sold an aggregate of 17,200,000 existing shares at a price of $30.00 per share. Net proceeds of the IPO to the Company, after underwriter's discounts and fees of $6.3 million and other offering costs of $4.3 million, were $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million, prepay $50.0 million of debt under our senior credit facility and pay management bonuses and payroll taxes related to the IPO of $19.3 million. In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of the debt, which is included in interest expense.

      As part of the closing of our IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

(3)      SUPPLEMENTAL BALANCE SHEET DATA

      Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Trade accounts receivable:
Facilities / dealers	$ 120,906	$ 122,339

Third-party payers:
Medicare / Medicaid	31,280	35,434
Managed care, insurance and other	85,248	76,694
	_______	_______
	237,434	234,467
Medicare V.A.C. receivables prior to
October 1, 2000	13,445	13,445
Employee and other receivables	1,656	1,724
	_______	_______
	252,535	249,636

Less: Allowance for doubtful accounts	(39,056)	(36,253)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(13,445)	(13,445)
	_______	_______
	$ 200,034	$ 199,938
	_______	_______

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Finished goods	$ 12,039	$ 12,137
Work in process	4,408	2,847
Raw materials, supplies and parts	28,432	28,689
	______	______
	44,879	43,673

Less: Amounts expected to be converted
into equipment for short-term rental	(12,100)	(9,000)
Reserve for excess and obsolete
inventory	(2,677)	(2,420)
	______	______
	$ 30,102	$ 32,253
	______	______

(4)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      Long-term obligations consist of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

2003 Senior Credit Facility	$ 427,600	$ 477,600
7 3/8% Senior Subordinated Notes due 2013	133,250	205,000
Note Payable - MedClaims	300	300
	_______	_______
	561,150	682,900
Less current installments	(4,308)	(4,800)
	_______	_______
	$ 556,842	$ 678,100
	_______	_______

Senior Credit Facility

      On March 22, 2004, we made an optional prepayment of $50.0 million on our senior credit facility.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003 we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. On March 29, 2004, we redeemed $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at a price equal to 107.375% of the principal amount plus accrued but unpaid interest to the redemption date. On April 7, 2004, we completed an exchange offer to all holders of the notes, pursuant to which all holders exchanged their notes for a new issue of registered notes. The exchange notes are identical in all material respects to the notes that were exchanged, except that the exchange notes do not contain terms restricting their transfer or any terms related to registration rights. The exchange notes bear interest from the most recent date on which interest has been paid on the original notes.

Interest Rate Protection

       On March 8, 2004, we terminated our $100.0 million, 2.375% interest rate swap and entered into a new $100.0 million, 2.375% interest rate swap agreement. The amount included in other comprehensive income as of March 31, 2004 continued to be recognized over the original date through which interest payments were hedged because the hedged item (interest payments) continued to exist. Although no cash was exchanged, the new $100.0 million swap did not qualify for the shortcut method because the fair value of the swap was not zero at inception (it had a negative value). We elected to use the "hypothetical derivative" method to measure effectiveness, which allowed us to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of March 31, 2004, there was no significant hedge ineffectiveness.

      The fair value of each of the swaps, except the swap initiated on March 8, 2004, was zero at inception. Due to subsequent movements in interest rates, as of March 31, 2004, the fair values of our swap agreements were negative and were adjusted to reflect a liability of approximately $4.3 million. During the first quarter of 2004 and 2003, we recorded interest expense of approximately $1.2 million and $400,000, respectively, as a result of interest rate protection agreements.

(5)      EARNINGS (LOSS) PER SHARE

      The following table sets forth the reconciliation from basic to diluted average common shares and the calculations of net earnings (loss) per common share. Net earnings (loss) per share was calculated using the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and convertible preferred stock, were excluded from the computation of the weighted average number of common shares outstanding for the three-month period ended March 31, 2004 because their effect was antidilutive. Net earnings (loss) for basic and diluted calculations do not differ (dollars in thousands, except per share data): (See Note 1 (b).)

Three months ended
March 31,
	2004	2003

Net earnings	$ 5,458	$ 16,927

Series A convertible preferred stock dividends	(65,604)	-
	______	______
Net earnings (loss) available to common shareholders	$ (60,146)	$ 16,927
	______	______
Average common shares:
Basic (weighted average outstanding shares)	50,332	70,995
Dilutive potential common shares from stock options (1)	-	8,866
Dilutive potential common shares from preferred stock
conversion (1)	-	-
	______	______
Diluted (weighted average outstanding shares)	50,332	79,861
	______	______
Basic net earnings (loss) per common share	$ (1.19)	$ 0.24
	______	______
Diluted net earnings (loss) per common share	$ (1.19)	$ 0.21
	______	______

    (1) Due to their antidilutive effect, 5,934,824 dilutive potential common shares from stock options and 12,026,073 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for the three-month period ended March 31, 2004.

(6)      OTHER COMPREHENSIVE INCOME

      The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended
	March 31,
	2004	2003

Net earnings	$ 5,458	$ 16,927
Foreign currency translation adjustment	(796)	1,329
Net derivative loss net of taxes of $1,083 in 2004
and $264 in 2003	(2,016)	(491)
Reclassification adjustment for losses included in
earnings, net of taxes of $418 in 2004 and $141 in 2003	777	263
	______	______
Other comprehensive income (loss)	$ 3,423	$ 18,028
	______	______

(7)      COMMITMENTS AND CONTINGENCIES

      We are party to a number of legal proceedings for which provisions are made in our financial statements to cover estimated expenses. For a description of recent developments in our legal proceedings for the first quarter of 2004, please see "Part II. Item 1. Legal Proceedings." Other than commitments for new product inventory, including disposable "for sale" products of $20.7 million, we have no material long-term capital commitments and can adjust our level of capital expenditures as circumstances dictate.

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of innovative therapeutic systems and surfaces throughout the United States and in 16 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

      We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines including V.A.C. and Therapeutic Surfaces/Other. Revenues for each of our product lines are disclosed for our operating segments. No discrete financial information is available for our product lines other than revenue. Our product lines are marketed and serviced by the same infrastructure and, as a result, we do not manage our business by product line but rather by operating segments, which include our USA and our International Segments. We use operating earnings to measure segment profit. We define operating earnings as income before interest income or expense, foreign currency gains and losses, and income taxes. All intercompany transactions are eliminated in computing revenue, operating earnings and assets. Prior years have been made to conform with the current presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2004	2003
Revenue:
USA
V.A.C.	$ 121,589	$ 82,380
Therapeutic surfaces/other	48,352	45,248
	_______	_______
Subtotal - USA	169,941	127,628

International
V.A.C.	26,721	15,824
Therapeutic surfaces/other	28,172	23,551
	_______	_______
Subtotal - International	54,893	39,375
	_______	_______
	$ 224,834	$ 167,003
	_______	_______

Operating earnings:
USA	$ 60,163	$ 44,522
International	6,739	4,447
Initial public offering bonuses	(19,534)	-
Other (1):
Executive	(4,596)	(4,023)
Finance	(5,871)	(4,873)
Manufacturing/Engineering	(1,591)	(1,157)
Administration	(7,845)	(5,843)
	_______	_______
Total other	(19,903)	(15,896)
	_______	_______
	$ 27,465	$ 33,073
	_______	_______

      (1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Earnings.

(9)      RELATED PARTY TRANSACTIONS

      C. Thomas Smith became a member of our board of directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC. Novation is a GPO with which we have had major supply contracts since the 1980s. During the first quarters of 2004 and 2003, respectively, we received approximately $35.9 million and $30.5 million in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

      Additional related party transactions are discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Part III. Item 13. Certain Relationships and Related Transactions."

(10)      SUBSEQUENT EVENT

      On May 13, 2004, we purchased $24.4 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at a market price of $26.2 million, plus approximately $900,000 in accrued but unpaid interest. In connection with this purchase, we wrote off $511,000 in loan issuance costs associated with the retirement of these notes. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

(11)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.

      The notes are guaranteed by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 4.) We have not presented separate financial statements and other disclosures concerning the subsidiary guarantors because management has determined that such information is not material to investors.

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2004 and December 31, 2003 and the related condensed consolidating statements of earnings and cash flows for the three-month periods ended March 31, 2004 and 2003, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
March 31, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 62,880	$ 30,363	$ -	$ 93,243
Accounts receivable, net	-	156,329	50,185	(6,480)	200,034
Inventories, net	-	13,886	16,216	-	30,102
Deferred income taxes		22,925	-	-	22,925
Prepaid expenses and other current assets	-	8,880	5,541	-	14,421
	_______	_______	_______	_______	_______
Total current assets	-	264,900	102,305	(6,480)	360,725
	_______	_______	_______	_______	_______
Net property, plant and equipment	-	108,166	57,344	(10,425)	155,085
Loan and preferred stock issuance costs, net	-	14,931	-	-	14,931
Goodwill	-	39,779	9,012	-	48,791
Other assets, net	-	28,129	17,937	(17,325)	28,741
Intercompany investments and advances	(141,012)	563,720	6,886	(429,594)	-
	_______	_________	_______	_______	_______
	$ (141,012)	$1,019,625	$ 193,484	$ (463,824)	$ 608,273
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 23,726	$ 6,993	$ -	$ 30,719
Accrued expenses	14	76,867	23,272	-	100,153
Current installments of long-term debt	-	4,308	-	-	4,308
Current installments of capital lease obligations	-	35	1,501	-	1,536
Derivative financial instruments	-	4,293	-	-	4,293
Intercompany payables	-	17,630	-	(17,630)	-
Income taxes payable	-	13,658	1,135	-	14,793
	_______	_______	_______	_______	_______
Total current liabilities	14	140,517	32,901	(17,630)	155,802
	_______	_______	_______	_______	_______
Long-term debt, net of current installments	-	556,842	-	-	556,842
Capital lease obligations, net of current
installments	-	-	1,337	-	1,337
Intercompany payables, noncurrent	-	(26,284)	26,284	-	-
Deferred income taxes, net	-	28,553	-	(2,362)	26,191
Deferred gain, sale of headquarters facility	-	8,915	-	-	8,915
Other noncurrent liabilities	-	15,175	-	(14,963)	212
	_______	_______	_______	_______	_______
	14	723,718	60,522	(34,955)	749,299
Shareholders' equity (deficit)	(141,026)	295,907	132,962	(428,869)	(141,026)
	_______	_________	_______	_______	_______
	$ (141,012)	$1,019,625	$ 193,484	$ (463,824)	$ 608,273
	_______	_________	_______	_______	_______

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2003 (in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 129,695	$ 26,369	$ -	$ 156,064
Accounts receivable, net	-	153,199	49,903	(3,164)	199,938
Inventories, net	-	17,114	15,139	-	32,253
Deferred income taxes	-	22,749	-	-	22,749
Prepaid expenses and other current assets	-	9,594	3,926	(1,709)	11,811
	_______	_______	_______	_______	_______
Total current assets	-	332,351	95,337	(4,873)	422,815
	_______	_______	_______	_______	_______
Net property, plant and equipment	-	103,555	55,924	(14,271)	145,208
Loan and preferred stock issuance costs, net	-	19,779	-	-	19,779
Goodwill	-	39,785	9,012	-	48,797
Other assets, net	-	28,049	17,683	(17,235)	28,497
Intercompany investments and advances	(245,401)	642,737	15,333	(412,669)	-
	________	_________	_______	________	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	________	_________	_______	________	_______
Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 24,690	$ 9,696	$ -	$ 34,386
Accrued expenses	134	89,268	23,250	-	112,652
Current installments of long-term debt	-	4,800	-	-	4,800
Current installments of capital
lease obligations	-	75	1,501	-	1,576
Derivative financial instruments	-	2,402	-	-	2,402
Intercompany payables	-	22,136	-	(22,136)	-
Income taxes payable	-	36,803	2,600	-	39,403
	_______	_______	_______	_______	_______
Total current liabilities	134	180,174	37,047	(22,136)	195,219
	_______	_______	_______	_______	_______
Long-term debt, net of
current installments	-	678,100	-	-	678,100
Capital lease obligations,
net of current installments	-	-	1,351	-	1,351
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	28,838	-	(2,272)	26,566
Deferred gain, sale of headquarters facility	-	9,183	-	-	9,183
Other noncurrent liabilities	-	15,175	-	(14,963)	212
	_______	_______	_______	_______	_______
	134	889,970	59,898	(39,371)	910,631
Series A convertible preferred stock	261,719	-	-	-	261,719
Shareholders' equity (deficit)	(507,254)	276,286	133,391	(409,677)	(507,254)
	_______	_________	_______	_______	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	_______	_________	_______	_______	_______

Parent Company Statement of Earnings
For the three months ended March 31, 2004
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 129,273	$ 36,635	$ -	$ 165,908
Sales	-	46,413	18,910	(6,397)	58,926
	______	_______	______	______	_______
Total revenue	-	175,686	55,545	(6,397)	224,834
	______	_______	______	______	_______
Rental expenses	-	68,536	36,870	-	105,406
Cost of goods sold	-	15,196	4,769	(3,197)	16,768
	______	_______	______	______	_______
Gross profit	-	91,954	13,906	(3,200)	102,660

Selling, general and administrative
expenses	-	43,322	5,220	-	48,542
Research and development expenses	-	6,261	858		7,119
Initial public offering bonuses	19,430	104	-		19,534
	______	_______	______	______	_______
Operating earnings (loss)	(19,430)	42,267	7,828	(3,200)	27,465

Interest income	-	324	47	-	371
Interest expense	-	(18,844)	(44)	44	(18,844)
Foreign currency gain (loss)	-	(928)	464	-	(464)
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(19,430)	22,819	8,295	(3,156)	8,528

Income taxes (benefit)	(7,286)	9,359	2,133	(1,136)	3,070
	______	_______	______	______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(12,144)	13,460	6,162	(2,020)	5,458
Equity in earnings of subsidiaries	17,602	6,161	-	(23,763)	-
	______	_______	______	______	_______
Net earnings	$ 5,458	$ 19,621	$ 6,162	$ (25,783)	$ 5,458
	______	_______	______	______	_______
Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	______	_______
Net earnings (loss) available to common
shareholders	$ (60,146)	$ 19,621	$ 6,162	$ (25,783)	$ (60,146)
	______	_______	______	______	_______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended March 31, 2003
(in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 103,150	$ 26,292	$ -	$ 129,442
Sales	-	31,736	13,051	(7,226)	37,561
	_______	_______	_______	_______	________
Total revenue	-	134,886	39,343	(7,226)	167,003
	_______	_______	_______	_______	________
Rental expenses	-	54,676	24,703	-	79,379
Cost of goods sold	-	13,138	4,527	(4,020)	13,645
	_______	_______	_______	_______	________
Gross profit	-	67,072	10,113	(3,206)	73,979

Selling, general and administrative
expenses	-	32,276	4,205	-	36,481
Research and development expenses	-	3,979	446	-	4,425
	_______	_______	_______	_______	________
Operating earnings	-	30,817	5,462	(3,206)	33,073

Interest income	-	339	61	-	400
Interest expense	-	(8,178)	-	-	(8,178)
Foreign currency gain	-	1,522	266	-	1,788
	_______	_______	_______	_______	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	24,500	5,789	(3,206)	27,083

Income taxes	-	9,794	1,565	(1,203)	10,156
	_______	_______	_______	_______	________
Earnings before equity
in earnings of subsidiaries	-	14,706	4,224	(2,003)	16,927
Equity in earnings of subsidiaries	16,927	4,224	-	(21,151)	-
	_______	_______	_______	_______	________
Net earnings	$ 16,927	$ 18,930	$ 4,224	$ (23,154)	$ 16,927
	_______	_______	_______	_______	________

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 5,458	$ 19,621	$ 6,162	$ (25,783)	$ 5,458
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(17,680)	(27,168)	(2,672)	25,191	(22,329)
	_______	_______	______	______	_______
Net cash provided (used) by operating activities	(12,222)	(7,547)	3,490	(592)	(16,871)
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(23,655)	6,570	(3,756)	(20,841)
Increase in inventory to be converted into
equipment for short-term rental	-	(3,100)	-	-	(3,100)
Dispositions of property, plant and
equipment	-	129	266	-	395
Increase in other assets	-	(244)	(254)	90	(408)
	_______	_______	______	______	_______
Net cash provided (used) by investing activities	-	(26,870)	6,582	(3,666)	(23,954)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(121,791)	(14)	-	(121,805)
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-	-	-	105,000
Stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds from exercise of stock options	5,443	-	-	-	5,443
Proceeds (payments) on intercompany
investments and advances	(85,809)	74,910	13,231	(2,332)	-
Other	(1,808)	14,483	(19,295)	6,620	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	12,222	(32,398)	(6,078)	4,288	(21,966)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(30)	(30)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(66,815)	3,994	-	(62,821)
Cash and cash equivalents,
beginning of period	-	129,695	26,369	-	156,064
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 62,880	$ 30,363	$ -	$ 93,243
	_______	_______	_____	_____	______

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the three months ended March 31, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 16,927	$ 18,930	$ 4,224	$ (23,154)	$ 16,927
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	90,459	79,459	(7,416)	25,692	188,194
	________	________	________	________	________
Net cash provided (used) by operating
activities	107,386	98,389	(3,192)	2,538	205,121
	________	________	________	________	________
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(10,607)	(6,319)	(752)	(17,678)
Increase in inventory to be converted into
equipment for short-term rental	-	(200)	-	-	(200)
Dispositions of property, plant and
equipment	-	280	124	-	404
Increase in other assets	-	(181)	(142)	-	(323)
	________	________	________	________	________
Net cash used by investing activities	-	(10,708)	(6,337)	(752)	(17,797)
	________	________	________	________	________
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(105,785)	(2)	-	(105,787)
Proceeds from exercise of stock options	663	-	-	-	663
Proceeds (payments) on intercompany
investments and advances	(109,150)	100,753	9,279	(882)	-
Other	1,101	(595)	904	(1,410)	-
	________	________	________	________	________
Net cash provided (used) by financing
activities	(107,386)	(5,627)	10,181	(2,292)	(105,124)
	________	________	________	________	________
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	506	506
	________	________	________	________	________
Net increase in cash and
cash equivalents	-	82,054	652	-	82,706
Cash and cash equivalents,
beginning of period	-	41,185	13,300	-	54,485
	________	________	________	________	________
Cash and cash equivalents, end
of period	$ -	$ 123,239	$ 13,952	$ -	$ 137,191
	________	________	________	________	________

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes to this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Risk Factors".

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

      We have direct operations in the United States, Canada, Europe, Australia, Asia and South Africa, and we conduct additional business through distributors in Latin America and the Middle East. We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.6% of our revenue for the three months ended March 31, 2004, we have a substantial presence in all care settings. In the U.S. acute and extended care settings, which accounted for more than half of our domestic revenue, we bill our customers, such as hospitals and extended care facilities, directly. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we bill third-party payers, such as Medicare and private insurance. Internationally, substantially all of our revenue is generated from the acute care setting. Only a small portion of international V.A.C. revenue comes from home care. However, if we are able to gain home care reimbursement for V.A.C. therapy with third-party payers in Europe and other international locations, we believe revenue from the home care market will increase.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 66.0% of total revenue in the first quarter of 2004, up from 58.8% in the prior-year period. We expect V.A.C. growth and the percentage of total revenue from V.A.C. rentals and sales to continue to increase, as it has in each of the last three years.

      We believe that the key factors underlying V.A.C. growth over the past year have been:

   - Encouraging market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy. Recent examples of advances include the use of V.A.C. in open abdominal wounds, sternotomies and highly-infected wounds.

   - Expanding our contractual relationships with third-party payers. We have increased the number of reported lives that we have under contract with private insurance and managed care organizations from fewer than 20 million in mid-2000 to over 168 million as of the end of March 2004.

   - Improving V.A.C.'s acceptance among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

      Over the last three years, we have focused our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians with the largest wound patient populations. Over time, we have added new specialties as awareness in our initial priority groups begin to approach appropriate levels. Aided awareness of the V.A.C. in our first tier of physician specialties averages over 90%. We will continue to focus on expanding unaided awareness in these groups.

      Continuous enhancements in product portfolio and positioning are important to our continued growth and market penetration. In 2003 and the first quarter of 2004, we have benefited from the continuing rollout of the new V.A.C.ATS and the V.A.C. Freedom, which began in 2002. These advanced technology systems have significantly increased customer acceptance and value perception. We have also benefited from the introduction of three new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

      At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience is driving the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

      Our other major product category, therapeutic surfaces, has been a stable revenue generating line of business for the last three years. Therapeutic surfaces/other revenue accounted for approximately $76.5 million in revenue in the first quarter of 2004, up from $68.8 million in the prior-year period. We expect our therapeutic surface business to remain stable, supported by increased demand for our bariatric line of products and our other higher end products due to changing patient demographics, together with the introductions of new high end products and enhancements to existing products.

Recent Developments

      On February 27, 2004, we closed an initial public offering ("IPO") of our common stock, through which we sold 3.5 million newly-issued shares and the selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share. Net proceeds of the IPO to KCI, after underwriter's discounts and fees of $6.3 million and other offering costs of $4.3 million, totaled $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million, prepay $50.0 million of debt under our senior credit facility, and pay management bonuses and payroll taxes related to the IPO of $19.3 million. In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of the debt.

      As part of the closing of our IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

Results of Operations

Three Months ended March 31, 2004 and 2003

      Non-GAAP Financial Information. Throughout this report, we have presented income statement items on an adjusted basis to exclude the impact of our IPO completed in the three months ended March 31, 2004. These adjusted non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented. Management uses this non-GAAP financial information for reviewing the operating results of its business segments and for analyzing potential future business trends in connection with its budget process. In addition, we believe investors utilize the information to evaluate period-to-period results and to attempt to understand potential future operating results.

      The following table sets forth, for the first quarter of the indicated year, (1) the percentage relationship of each item to total revenue as well as the change in each line item as compared to the first quarter of the prior year and (2) a reconciliation of IPO-related adjustments to GAAP (dollars in thousands):

	Revenue Relationship
	2004
		IPO Related	Excluding		Variance
		Costs and	IPO Costs and		Increase (Decrease)
	Reported	Expenses	Expenses	2003	$	%
Revenue:
Rental	74%	- %	74%	78%	$ 36,466	28.2%
Sales	26	-	26	22	21,365	56.9
	___	___	___	___	______
Total revenue	100	-	100	100	57,831	34.6

Rental expenses	47	-	47	47	26,027	32.8
Cost of goods sold	7	-	7	8	3,123	22.9
	___	___	___	___	______
Gross profit	46	-	46	45	28,681	38.8

Selling, general and administrative expenses	22	-	22	22	12,061	33.1
Research and development expenses	3	-	3	3	2,694	60.9
Initial public offering bonuses	9	(9)	-	-	-	-
	___	___	___	___	______
Operating earnings	12	9	21	20	13,926	42.1

Interest income	-	-	-	-	(29)	(7.3)
Interest expense	(8)	4	(4)	(5)	(2,032)	(24.8)
Foreign currency gain (loss)	-	-	-	1	(2,252)	(126.0)
	___	___	___	___	______
Earnings before income taxes	4	13	17	16	9,613	35.5

Income taxes	2	5	7	6	3,054	30.1
	___	___	___	___	______
Net earnings	2%	8%	10%	10%	$ 6,559	38.7%
	___	___	___	___	______

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Earnings
For the Three Months ended March 31,
(in thousands, except per share data)
(unaudited)

	2004
			Excluding
		IPO Costs	IPO Costs
		and	and		%
	Reported	Expenses	Expenses	2003	Change (1)
Revenue:
Rental	$ 165,908	$ -	$ 165,908	$129,442	28.2%
Sales	58,926	-	58,926	37,561	56.9%
	_______	_______	_______	_______
Total revenue	224,834	-	224,834	167,003	34.6%
	_______	_______	_______	_______
Rental expenses	105,406	-	105,406	79,379	32.8%
Cost of goods sold	16,768	-	16,768	13,645	22.9%
	_______	_______	_______	_______
Gross profit	102,660	-	102,660	73,979	38.8%

Selling, general and administrative
expenses	48,542	-	48,542	36,481	33.1%
Research and development expenses	7,119	-	7,119	4,425	60.9%
Initial public offering bonuses	19,534	(19,534)	-	-	-
	_______	_______	_______	_______
Operating earnings	27,465	19,534	46,999	33,073	42.1%
	_______	_______	_______	_______
Interest income	371	-	371	400	(7.3)%
Interest expense	(18,844)	8,634	(10,210)	(8,178)	(24.8)%
Foreign currency gain (loss)	(464)	-	(464)	1,788	(126.0)%
	_______	_______	_______	_______
Earnings before income taxes	8,528	28,168	36,696	27,083	35.5%
Income taxes	3,070	10,140	13,210	10,156	30.1%
	_______	_______	_______	_______
Net earnings	$ 5,458	$ 18,028	$ 23,486	$ 16,927	38.7%
Series A convertible preferred
stock dividends	(65,604)	65,604	-	-	-
	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ (60,146)	$ 83,632	$ 23,486	$ 16,927	38.7%
	_______	_______	_______	_______
Net earnings (loss) per share
available to common shareholders:
Basic	$ (1.19)		$ 0.47	$ 0.24	95.8%
	_______		_______	_______
Diluted	$ (1.19)		$ 0.34	$ 0.21	61.9%
	_______		_______	_______
Weighted average shares outstanding:
Basic	50,332		50,332	70,995
	_______		_______	_______
Diluted	50,332	(2)	68,293	79,861
	_______		_______	_______

      (1) Percentage change reflects the percentage variance between the 2004 results, excluding IPO related costs and expenses, and the 2003 results.
      (2) Due to their antidilutive effect, 5,934,824 dilutive potential common shares from stock options and 12,026,073 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for the three months ended March 31, 2004.

Total Revenue. Total revenue in the first quarter of 2004 was $224.8 million, an increase of $57.8 million, or 34.6%, from the prior-year period. Excluding the effects of foreign currency exchange movements, net revenue for the first quarter increased 30.3% over the prior year primarily due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables resulting from increased market penetration and product awareness. The growth in V.A.C. was bolstered by the national availability of the V.A.C.ATS and V.A.C. Freedom in the first quarter of 2004, increased physician awareness of the benefits of V.A.C. therapy, and increased product adoption across wound types. Our revenue is divided between two primary operating segments, USA and International. The following table sets forth, for the periods indicated, the amount of revenue derived from each of these segments (dollars in thousands):

Three months ended March 31,
			Variance
	2004	2003	$	%
USA
V.A.C.
Rental	$ 89,907	$ 65,288	$ 24,619	37.7%
Sales	31,682	17,092	14,590	85.4
	_______	_______	______
Total V.A.C.	121,589	82,380	39,209	47.6

Therapeutic surfaces/other
Rental	39,801	37,862	1,939	5.1
Sales	8,551	7,386	1,165	15.8
	_______	_______	______
Total therapeutic surfaces/other	48,352	45,248	3,104	6.9

Total USA rental	129,708	103,150	26,558	25.7
Total USA sales	40,233	24,478	15,755	64.4
	_______	_______	______
Subtotal - USA	$ 169,941	$ 127,628	$ 42,313	33.2%
	_______	_______	______
International
V.A.C.
Rental	$ 13,374	$ 7,818	$ 5,556	71.1%
Sales	13,347	8,006	5,341	66.7
	_______	_______	______
Total V.A.C.	26,721	15,824	10,897	68.9

Therapeutic surfaces/other
Rental	22,826	18,474	4,352	23.6
Sales	5,346	5,077	269	5.3
	_______	_______	______
Total therapeutic surfaces/other	28,172	23,551	4,621	19.6

Total International rental	36,200	26,292	9,908	37.7
Total International sales	18,693	13,083	5,610	42.9
	_______	_______	______
Subtotal - International	$ 54,893	$ 39,375	$ 15,518	39.4%
	_______	_______	______
Total revenue	$ 224,834	$ 167,003	$ 57,831	34.6%
	_______	_______	______

Domestic Revenue. Total domestic revenue for the first quarter of 2004 was $169.9 million, an increase of $42.3 million, or 33.2%, from the prior-year period primarily due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables. Total domestic V.A.C. revenue was $121.6 million, an increase of $39.2 million, or 47.6%, from the prior-year period. Domestic V.A.C. rental revenue increased by $24.6 million, or 37.7%, due to a 45.2% increase in average units on rent per month for the quarter as compared to the prior-year quarter. This increase is partially due to continued market acceptance of the V.A.C.ATS and V.A.C Freedom systems introduced in late 2002 which have now been fully implemented in the United States, and partially due to heightened awareness of the benefits of V.A.C. therapy. Average V.A.C. rental pricing decreased 6.2% period over period due primarily to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in a revenue movement from the rental classification to the sales classification.

      Domestic V.A.C. sales revenue of $31.7 million increased in the first quarter of 2004 by $14.6 million, or 85.4%, from the prior-year period due to higher sales volume for V.A.C. disposables associated with V.A.C. system rentals, improved price realization arising from increased sale of our higher priced disposables associated with the V.A.C.ATS and V.A.C Freedom and the effect of a shift in pricing methodology for managed care organizations. Some managed care organizations pay an all-inclusive daily rate, which covers the rental of V.A.C. systems and all needed disposables during the rental period. All revenue associated with all-inclusive pricing is included in rental revenue. As we enter into new contracts with managed care payers, we continue to shift away from all-inclusive pricing and we expect to continue experiencing some shift in revenue from the rental classification to the sales classification. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold and, as a result, affects our rental expense and costs of goods sold margins.

      Domestic therapeutic surfaces/other revenue increased in the first quarter of 2004 by $3.1 million, or 6.9%, from the prior-year period. Therapeutic surfaces sales revenue increased 23.3% due primarily to a change in customer buying habits resulting in a change in our product mix. Therapeutic surfaces rental revenue for the first quarter of 2004 increased primarily due to a 7.9% price increase resulting from changes in our product mix, partially offset by a 3.4% decrease in the average number of units on rent per month as compared to the prior-year period. The change in our rental and sales product mix has resulted from increased demand for our bariatric products, and our other high-end products, where fewer competitive alternatives exist. We expect the trend in our changing product mix to continue as patient demographic trends indicate demand for our bariatric products may increase. We have also experienced a reduction in the rental of our lower-therapy products due to competitive pricing pressures and a market trend toward capital purchases for these products. This trend has also contributed to an increase in sales revenue. We believe the trend towards converting lower-therapy products to capital purchases may continue as facilities continue to manage the balance between their capital and operating budgets.

International Revenue. Total international revenue for the first quarter of 2004 of $54.9 million increased $15.5 million, or 39.4%, from the prior-year period as a result of increased V.A.C. demand, higher therapeutic surface revenue and favorable foreign currency exchange movements. Excluding the effects of foreign currency exchange movements, international revenue increased 21.0% from the first quarter of the prior year. V.A.C. revenue in the first quarter of 2004 was $26.7 million, an increase of $10.9 million, or 68.9%, from the prior-year period. Excluding the effects of foreign currency exchange movements, international V.A.C. revenue for the period increased 47.3% from the prior-year period. V.A.C. rental revenue increased in the first quarter of 2004 by $5.6 million, or 71.1%, due to a 41.9% increase in average units on rent per month, together with a 4.4% increase in average rental price due to favorable product mix changes. V.A.C. sales revenue increased in the first quarter of 2004 by $5.3 million, or 66.7%, from the prior-year period due to increased sales volume for V.A.C. disposables associated with increased V.A.C. system rentals along with increased price realization from the sale of higher priced disposables associated with the V.A.C.ATS.

      International therapeutic surfaces/other revenue of $28.2 million for the first quarter of 2004 increased $4.6 million, or 19.6%, from the prior-year period. Excluding the effects of foreign currency exchange movements, international first quarter surface revenue increased 3.3% from the prior-year period due primarily to a 15.4% increase in the average number of therapeutic surface rental units on rent, partially offset by a 7.7% decline in average rental pricing during the period. The decline in average rental price resulted primarily from competitive pressures. The increase in the average number of units on rent is due to increased market penetration and product awareness in the countries where we do business. We expect this trend to continue.

Rental Expenses. Rental, or "field," expenses of $105.4 million for the first quarter of 2004 increased $26.0 million, or 32.8%, including the effect of foreign currency exchange rate fluctuations, from $79.4 million in the prior-year period. Rental expenses are semi-variable and fluctuate with revenue. Field expenses for the first quarter of 2004 represented 63.5% of total rental revenue compared to 61.3% in the prior-year period. An increase in our investment in V.A.C. marketing and the impact of the shift away from all-inclusive pricing discussed above contributed to this variance.

Cost of Goods Sold. Cost of goods sold of $16.8 million in the first quarter of 2004 increased $3.1 million, or 22.9%, from $13.6 million in the prior-year period due to increased sales of V.A.C. disposables and foreign currency exchange rate variances. Sales margins increased to 71.5% in the first quarter of 2004 compared to 63.7% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above and cost reductions resulting from our recent global supply contract for V.A.C. disposables.

Gross Profit. Gross profit in the first quarter of 2004 increased approximately $28.7 million, or 38.8%, to $102.7 million from $74.0 million in the prior-year period due primarily to the period-to-period increase in revenue. Gross profit margin in the first quarter of 2004 was 45.7%, up from 44.3% in the prior-year period. Sales productivity gains and improved service efficiency combined with favorable product mix changes contributed to the margin expansion.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.1 million, or 33.1%, to $48.5 million in the first quarter of 2004 from $36.5 million in the prior-year period. As a percentage of total revenue, selling, general and administrative expenses decreased to 21.6% in the first quarter of 2004 as compared to 21.8% in the prior-year period. The $12.1 million increase includes higher administrative costs of $4.6 million associated with hiring 273 employees for our national call center and billing and collections department, product licensing expense of $1.8 million, provisions for doubtful accounts of $1.4 million and division labor and incentive compensation of $1.3 million. Additionally, finance and information systems costs of $816,000, depreciation expense of $507,000, insurance costs of $420,000, and foreign currency exchange rate variances were higher in the current period when compared to the prior-year period.

Research and Development Expenses. Expenditures for research and development costs, including medical studies, increased $2.7 million, or 60.9%, to $7.1 million for the current quarter compared to $4.4 million, in the prior-year period due to our commitment to continue to invest in research and development. As a percentage of total revenue, research and development expenses increased to 3.2% in the first quarter of 2004 as compared to 2.6% in the prior-year period.

Initial Public Offering Bonuses. Upon the closing of our IPO on February 27, 2004, bonuses totaling $19.3 million, including related payroll taxes, were paid to employees, and approximately $260,000 of professional fees and other miscellaneous expenses were incurred in connection with the offering. (See Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)

Operating Earnings. Operating earnings for the first quarter of 2004, including expenses related to the IPO, decreased $5.6 million, or 17.0%, to $27.5 million compared to $33.1 million in the prior-year period. Excluding expenses related to the IPO, operating earnings would have increased $13.9 million, or 42.1%, over the prior-year period to $47.0 million. Operating margins for the first quarter of 2004, excluding expenses related to the IPO, would have been 20.9%, up from 19.8% in the prior year, due primarily to the increase in revenue discussed above.

Interest Expense. Interest expense in the first quarter of 2004 was $18.8 million compared to $8.2 million in the prior-year period. This increase is due to expenses related to the IPO, including the payment of the bond call premium of $5.3 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $3.3 million of loan issuance costs on debt retired during the period. In addition, our average outstanding debt increased due to the recapitalization completed by KCI in the third quarter of 2003. Excluding expenses related to the IPO, interest expense would have increased $2.0 million, or 24.8%, from the prior-year period to $10.2 million due to our increase in debt. (See Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)

Net Earnings. Net earnings for the first quarter of 2004 were $5.5 million before preferred stock dividends, a decrease of $11.5 million, or 67.8% from the prior-year period due primarily to expenses related to the IPO. After recognition of preferred stock dividends, KCI reported a net loss available to common shareholders of $60.1 million in the first quarter of 2004. Excluding expenses and preferred stock dividends associated with the IPO, net earnings for the first quarter of 2004 would have been $23.5 million, an increase of $6.6 million, or 38.7%. The effective tax rate for the first quarter of 2004 was 36.0% compared to 37.5% for the same period a year ago. The income tax reduction is primarily attributable to our tax structure which is designed to result in higher revenue in lower tax jurisdictions.

Earnings per Share. Including after-tax expenses of $18.0 million and in-kind preferred stock dividends of $65.6 million associated with KCI's IPO, we reported a loss per diluted share, after dividends, of $1.19 for the first quarter compared to earnings per diluted share of $0.21 in the prior year. Earnings per diluted share, excluding expenses and dividends associated with the IPO, would have been $0.34 in the first quarter of 2004 compared to $0.21 in 2003, a 61.9% improvement over the prior year.

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

Sources of Capital

      Based upon the current level of operations, we believe cash flows from operating activities and availability under our new revolving credit facility will be adequate to meet our anticipated cash requirements for interest payments, debt service, working capital and capital expenditures for the next twelve months. During the first quarter of 2004, our primary sources of capital were proceeds from our IPO and cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Year ended March 31,
	2004	2003
Net cash provided (used) by operating activities	$ (16,871) (1)	$ 205,121 (2)
Net cash used by investing activities	(23,954)	(17,797)
Net cash used by financing activities	(21,966) (3)	(105,124) (4)
Effect of exchange rates changes on cash and cash equivalents	(30)	506
	______	_______
Net increase (decrease) in cash and cash equivalents	$ (62,821)	$ 82,706
	______	_______

      (1) Working capital changes include a tax payment of $28.1 million related to receipt of the second and final installment of an anti-trust litigation settlement we reached in 2002. In addition, the current income tax payable reflects tax benefits of
            $10.1 million associated with the IPO which will be realized in the second quarter of 2004. Excluding these working capital changes and after-tax expenses associated with the IPO of $18.0 million, net cash provided by operating activities for the three-month period ended March 31, 2004 would have been $39.4 million.
      (2) Includes receipt of $175.0 million related to anti-trust lawsuit settlement.
      (3) Includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, and pay downs of
            $50.0 million on our and $71.75 million on our 7 3/8% Senior Subordinated Notes due 2013.
      (4) Includes pay down of $107.0 million of indebtedness on the previously existing senior credit facility utilizing funds received related to anti-trust lawsuit settlement.

      At March 31, 2004, cash and cash equivalents of $93.2 million were available for general corporate purposes. At March 31, 2004, availability under the revolving portion of our senior credit facility was $86.2 million, net of $13.8 million in letters of credit.

Working Capital

      At March 31, 2004, we had current assets of $360.7 million and current liabilities of $155.8 million resulting in a working capital surplus of approximately $204.9 million, compared to a surplus of $227.6 million at December 31, 2003. The reduction in our working capital balance of $22.7 million is related to the repayment of $121.75 million in long-term debt using the net proceeds received in the IPO and cash on hand. Net cash flow used by operations for the first quarter of 2004 was $16.9 million as compared to operating cash flows of $205.1 million for the prior-year period. This decrease in operating cash flows was due primarily to the prior-year receipt of $175.0 million as the first installment of a two-part antitrust settlement. Working capital changes during the period include a tax payment of $28.1 million related to receipt of the second and final installment of an anti-trust litigation settlement we reached in 2002. In addition, the current income tax payable reflects tax benefits of $10.1 million associated with the IPO, which will be realized in the second quarter of 2004. Excluding these working capital changes and after-tax expenses associated with the IPO of $18.0 million, net cash provided by operating activities for the three-month period ended March 31, 2004 would have been $39.4 million.

      We expect rental and sales volumes for V.A.C. systems and related disposables to continue to increase. We believe that a significant portion of this increase will occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third-party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. Revenue growth year-over-year was 34.6%, and receivables grew 26.6%, resulting in a reduction of total accounts receivable days outstanding from 85 days last year to 81 days at the end of March 2004. If accounts receivable increase, we will use available cash and, if necessary, borrowings under our revolving credit facility to fund the increase. We expect that cash on hand, cash flow from operations and additional borrowings under our revolving credit facility will be sufficient to meet our working capital needs for the next twelve months.

Non-GAAP Financial Information

      We use earnings before interest, taxes, depreciation and amortization, or EBITDA, as a measure of leverage capacity and debt service ability. We consider EBITDA to be a key liquidity measure but it should not be considered as a measure of financial performance under GAAP or as an acceptable alternative to GAAP cash flows from operating activities, net earnings or operating earnings. Management uses this non-GAAP financial information, among other things, to measure liquidity, and we believe investors may use the information for the same purpose. We have provided this supplemental non-GAAP information to demonstrate meaningful information regarding our liquidity on a consistent and comparable basis for the periods presented. Our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies and is not the same as that term is used under our new senior credit agreement. The following table presents a reconciliation of EBITDA to cash flows from operating activities (dollars in thousands):

	Three months ended March 31,
	2004	2003

Net earnings (1)	$ 5,458	$ 16,927
Income tax expense	3,070	10,156
Interest expense (2)	18,844	8,178
Depreciation and amortization (3)	13,148	10,086
	______	_______
EBITDA (1)	40,520	45,347
Provision for uncollectible accounts receivable	3,177	1,749
Amortization of deferred gain on sale of headquarters facility	(268)	(259)
Write-off deferred loan fees	3,342	-
Non-cash amortization-stock award to directors	42	-
Amortization of loan issuance costs	576	579
Income tax expense	(3,070)	(10,156)
Interest expense (2)	(18,844)	(8,178)
Change in assets and liabilities	(42,346)	176,039
	______	_______
Net cash provided (used) by operating activities	$ (16,871)	$205,121
	______	_______

(1) 2004 includes $18.0 million of expenses, net of income taxes, related to our IPO.
(2) Amount for 2004 includes an aggregate of $8.6 million in expense including the redemption premium of $5.3 million incurred in connection with the redemption of $71.75 million of our 7 3/8% Senior Subordinated Notes due 2013 and $3.3 million of loan issuance costs that we wrote off related to the pay down of debt.
(3) Net of amortization of loan issuance costs, which is included in interest expense.

      EBITDA for the first quarter of 2004 decreased $4.8 million, or 10.6%, from the prior-year period due to the change in operating earnings discussed above. Excluding the expenses associated with the IPO, EBITDA for the first quarter of 2004 would have been $60.1 million, an increase of $14.7 million, or 32.4% from the prior-year period.

Capital Expenditures

      During the first three months of 2004 and 2003, we made capital expenditures of $20.8 million and $17.7 million, respectively. The period-to-period increase is due primarily to purchases of materials for V.A.C. systems and other high demand rental products. As of March 31, 2004, we have commitments to purchase new product inventory of $20.7 million over the next twelve months. Other than commitments for new product inventory, we have no material long-term purchase commitments as of the end of the period. We believe future demand for V.A.C. systems may increase, which will require increased capital expenditures over time.

Debt Service

      As of March 31, 2004, scheduled principal payments under our senior credit facility for the years 2004, 2005 and 2006 were $3.2 million, $4.3 million and $4.3 million, respectively. To the extent that we have excess cash, we may use it to pay down additional debt. On March 22, 2004, we made a prepayment of $50.0 million on our senior credit facility. On March 29, 2004, we redeemed $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at a price equal to 107.375% of the principal amount plus accrued but unpaid interest to the redemption date.

Senior Credit Facility

      Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of March 31, 2004 (dollars in thousands):

Amount Available
		Amounts	For Additional
Senior Credit Facility	Effective Interest Rate	Outstanding	Borrowing
Revolving credit facility	-	$ -	$ 86,176
Term loan facility	4.49% (1)	427,600	-
		______	______
Total		$ 427,600	$ 86,176
		______	______

(1) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2004 was 3.36%.
(2) At March 31, 2004, amounts available under the revolving portion of our credit facility reflect a reduction of
      $13.8 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. On March 29, 2004, we redeemed $71.75 million principal amount of the notes at a price equal to 107.375% of the principal amount plus accrued but unpaid interest to the redemption date. On April 7, 2004, we completed an exchange offer to all holders of the notes, pursuant to which all holders exchanged their notes for a new issue of registered notes. The exchange notes are identical in all material respects to the notes that were exchanged, except that the exchange notes do not contain terms restricting their transfer or any terms related to registration rights. The exchange notes bear interest from the most recent date on which interest has been paid on the original notes.

      On May 13, 2004, we purchased $24.4 million principal amount of the notes at a market price of $26.2 million plus approximately $900,000 in accrued but unpaid interest. In connection with this purchase in May 2004, we wrote off $511,000 in loan issuance costs associated with the retirement of these notes. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations under our senior credit facility.

Interest Rate Protection

            On March 8, 2004, we terminated our $100.0 million, 2.375% interest rate swap and entered into a new $100.0 million, 2.375% interest rate swap agreement. The amount included in other comprehensive income as of March 31, 2004 continued to be recognized over the original date through which interest payments were hedged because the hedged item (interest payments) continued to exist. Although no cash was exchanged, the new $100.0 million swap did not qualify for the shortcut method because the fair value of the swap was not zero at inception (it had a negative value). We elected to use the "hypothetical derivative" method to measure effectiveness, which allowed us to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of March 31, 2004, there was no significant hedge ineffectiveness.

      The fair value of each of the swaps, except the swap initiated on March 8, 20004, was zero at inception. Due to subsequent movements in interest rates, as of March 31, 2004, the fair values of our swap agreements were negative and were adjusted to reflect a liability of approximately $4.3 million. During the first quarter of 2004 and 2003, we recorded interest expense of approximately $1.2 million and $400,000, respectively, as a result of interest rate protection agreements.

Long-Term Commitments

      We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of March 31, 2004, for each of the periods indicated (dollars in thousands):

			Operating
	Long-Term Debt	Capital Lease	Lease	Purchase
Year	Amortization	Obligations	Obligations	Obligations	Total

2004	$ 3,231	$1,536	$22,698	$20,699	$ 48,164
2005	4,458	1,035	18,506	-	23,999
2006	4,458	302	15,261	-	20,021
2007	4,308	-	11,386	-	15,694
2008	4,308	-	8,903	-	13,211
Thereafter	540,387	-	16,973	-	557,360

      We have entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables. This supply agreement has a three-year term, beginning October 2002, with an automatic extension for an additional twelve months if neither party gives notice of termination. The agreement does not contain any firm purchase commitments for inventory in excess of our current purchase orders.

Critical Accounting Estimates

      For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates."

RISK FACTORS

Risks Related to Our Business

      We face significant competition in our V.A.C. business from companies offering alternative wound therapies and from Hill-Rom Company in our therapeutic surfaces business, which competition may result in lower growth rates if other companies commercialize competing products before or more successfully than us.

      The competition for our V.A.C. systems in wound healing and tissue repair consists in large part of wound-healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, advanced wound care dressings, skin substitutes, products containing growth factors and medical devices used for wound care. BlueSky Medical Corporation and several companies in Europe have introduced medical devices which have been marketed to compete with V.A.C. systems. We have filed suit against BlueSky and related parties seeking to prohibit their continued marketing and sales of the device, which we believe infringes our patent rights. (See "Part II. Item 1. Legal Proceedings"). We have also taken legal action in Europe to defend the V.A.C. from inappropriate competition. If a product similar to any V.A.C. system is introduced into the market by a legitimate competitor and protections afforded us under intellectual property laws are not adequate to prevent the rental or sale of the product, we could lose market share or experience downward pricing pressure.

      Our primary competitor in the therapeutic surface business is Hill-Rom Company, whose financial and other resources substantially exceed those available to us. In Europe, we also face competition from Huntleigh Healthcare and Pegasus Limited.

      In medical technology, two types of competitive actions pose particularly important risks for potential market share loss. Significant technological innovations can result in substantial swings in market share if we are not able to launch comparably innovative products within months of a competitor's innovation. Similarly, significant changes in market share may also occur if competitors obtain sole-source contracts with a substantial proportion of GPOs, large health care providers or third-party payers, effectively limiting our market access. Although we are unaware of any current significant competitive developments, future competitive initiatives by our competitors could result in loss of market share, leading to lower growth rates and ultimately to reduced profitability.

      Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting our intellectual property, particularly our rights to the Wake Forest patents that we rely on in our V.A.C. business, our competitive position would be harmed.

      We place considerable importance on obtaining and maintaining patent protection for our products, particularly, our rights to the Wake Forest patents that we rely on in our V.A.C. business. We have numerous patents on our existing products and processes and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by us, or licensed to us, may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. As the market for, and revenues generated by, our V.A.C. systems expand, we believe additional competitors may introduce products designed to mimic the V.A.C. We would incur substantial costs and diversion of management resources if we have to assert or defend our patent rights against others. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our products. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so.

      For example, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was recently subject to an opposition proceeding before the Opposition Division of the European Patent Office. The patent was upheld at a hearing on December 9, 2003, but was corrected to expand the range of pressures covered by the patent from 0.10-0.99 atmospheres to 0.01-0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. A written ruling is expected in the next several months. We intend to appeal the new screen means definition established by the panel. We believe it will take two to three years to complete the appeal process and we may not be successful in our appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base. Revenue for the V.A.C. product lines in Europe was $21.5 million for the three months ended March 31, 2004.

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

      In 2003, the Centers for Medicare and Medicaid Services issued new regulations on inherent reasonableness of such charges and while these regulations do not impact us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease. In addition, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, a number of changes were made to the Medicare payment methodology for items of DME, including certain payment freezes, a competitive bidding program and clinical and quality standards.

      Also, in December 2002, we submitted a written request to the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs, in which we requested clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. In September 2003, we learned that one of the DMERCs published in its regional newsletter an interpretation of the policy consistent with its June response. The other three DMERCs later published the same interpretation. Also in September 2003, we began to experience an increase in Medicare Part B denials for V.A.C. placements. We provided the medical directors with responses to their interpretation and have spoken to one of the DMERC medical directors to support our interpretation of the policy. On December 5, 2003, the DMERC medical directors responded to our letter. In their response, the medical directors reiterated their interpretation. In essence, the medical directors provided: (1) that the Negative Pressure Wound Therapy policy generally does not cover wounds of less than 0.5 cm in depth, use of Negative Pressure Wound Therapy for more than four months, or wounds where there has not been any wound healing progress due to an intervening spell of illness; (2) that only measurements of width, length and depth may be used to demonstrate wound healing progress (which is required to justify continuing medical necessity for additional cycles of use); and (3) technical responses to issues concerning the delivery of the V.A.C. pump and ordering of disposables. We do not believe that the DMERC medical directors' interpretation reflects the current Negative Pressure Wound Therapy policy or current medical practice. We have responded to the most recent letter from the medical directors in an effort to clarify the policy while at the same time maintaining coverage for all Medicare Part B beneficiaries for whom V.A.C. treatment is medically necessary. We have begun a dialogue with the DMERC medical directors on these issues and the tone of the discussions has been constructive and positive. In the event that the medical directors do not agree to revise their interpretations on these issues, the rate of V.A.C. revenue growth would be impacted. Although difficult to predict, we believe the reimbursement issues addressed by the medical directors relate to approximately 20% of our annual V.A.C. Medicare revenue or about 2.2% of our overall annual revenue.

      If we are not able to timely collect reimbursement payments our financial condition may suffer.

      The Medicare Part B coverage policy covering V.A.C. systems is complex and requires extensive documentation. In addition, the reimbursement process for the non-governmental payer segment requires extensive contract development and administration with several hundred payers, with widely varying requirements for documentation and administrative procedures, which can result in extended payment cycles. This has made billing home care payers more complex and time consuming than billing other payers. As of March 31, 2004, we had $200.0 million of receivables outstanding, net of reserves of $39.1 million for doubtful accounts and an additional $13.4 million for Medicare V.A.C. receivables prior to October 1, 2000. For the twelve-month period ended March 31, 2004, our receivables, exclusive of our Medicare receivables prior to October 1, 2000 and related reserves, were outstanding for an average of 81 days. If the average number of days our receivables are outstanding increases, our cash flows could be negatively impacted.

      We may be subject to claims audits which would harm our business and financial results.

      As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to government scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use involve audits of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation. For example, after a routine review by the Region A DMERC during 2003, the DMERC identified overpayments of approximately $110,000, which have been recouped by the DMERC.

      Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier.

      We obtain some of the components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables. This supply agreement has a three-year term, beginning in October 2002, with an automatic extension for an additional twelve months if neither party gives notice of termination. V.A.C. disposables represented 20% of our revenue for the three months ending March 31, 2004. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenues from decreased V.A.C. rentals. We maintain an inventory of disposables sufficient to support our business for six weeks in the United States and eight weeks in Europe. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. The need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs.

      If we are unable to successfully implement our new management information systems or are otherwise unable to manage rapid changes, our business may be harmed.

      In the last three years we have grown rapidly, and we believe we will continue to grow at a rapid pace. We are currently implementing new management information systems to assist us in managing our rapid growth. If the implementation of these new systems is significantly delayed, or if our expectations for the efficiencies to be obtained through the new systems are not met, our business could be harmed. For example, if we experience problems with our new systems for procurement and billing, we could experience product shortages or an increase in accounts receivable. Any failure by us to properly implement our new information systems, or to otherwise properly manage our growth, could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

      We are subject to numerous laws and regulations governing the healthcare industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

      There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. For example, the recent enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

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

      We are also subject to various federal and state laws pertaining to health care fraud and abuse, including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched an enforcement initiative which specifically targets the long-term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs. Although we believe our business arrangements comply with federal and state fraud and abuse laws, our practices may be challenged under these laws in the future.

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

      We have a significant amount of debt. As of March 31, 2004, we had $568.3 million of outstanding indebtedness (long-term debt, capital lease obligations and our liability associated with interest rate swaps) and a shareholders' deficit of $141.0 million. This level of indebtedness could have important consequences, including the following:

   - it may be difficult for us to satisfy our obligations under our senior credit facility and the 7 3/8% Senior
       Subordinated Notes due 2013;
   - if we default on our secured debt, these lenders may foreclose on our assets and we may not be able to continue as a going concern;
   - we may have to use a significant amount of our cash flow for scheduled debt service rather than for operations;
   - we may be less able to obtain other debt or equity financing in the future;
   - we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures;
   - our vulnerability to general adverse economic and industry conditions could be increased; and
   - we could be at a competitive disadvantage compared to competitors with less debt.

      Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

      Due to the large amount of principal and interest payments due under our debt, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our interest rate swap agreements effectively convert a portion of our variable-rate borrowings to a fixed rate basis through 2006, thus reducing the impact of changes on future interest expense. Approximately 81.9% of our outstanding variable-rate borrowings as of March 31, 2004 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges. If market interest rates for similar borrowings had averaged 1% more than they did at March 31, 2004, our quarterly interest expense, after considering the effects of our interest rate swaps, would have increased, and earnings before taxes would have decreased by approximately $284,000. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. Our ability to refinance will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

      Restrictive covenants in our senior credit facility and the indenture governing the 7 3/8% Senior Subordinated Notes due 2013 may restrict our ability to pursue our business strategies.

      Our senior credit facility and the indenture governing the 7 3/8% Senior Subordinated Notes due 2013 limit our ability, among other things, to:

   - incur additional indebtedness or contingent obligations;
   - pay dividends or make distributions to our shareholders;
   - repurchase or redeem our stock;
   - make investments;
   - grant liens;
   - make capital expenditures;
   - enter into transactions with our shareholders and affiliates;
   - sell assets; and
   - acquire the assets of, or merge or consolidate with, other companies.

      Our senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in our senior credit facility). Under our senior credit facility, EBITDA excludes charges associated with the recapitalization and the IPO. With regard to these financial covenants, it will be an event of default if we permit any of the following:

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

   - as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 4.30 to 1.00 for the fiscal quarter ending December 31, 2003 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter, or

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

      We may not be able to maintain these ratios. Covenants in our senior credit facility may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

      If we default under our senior credit facility, we could be prohibited from making any payments on the 7 3/8% Senior Subordinated Notes due 2013. In addition, the lenders under our senior credit facility could require immediate repayment of the entire principal then outstanding. If those lenders require immediate repayment, we may not be able to repay them and also repay the 7 3/8% Senior Subordinated Notes due 2013 in full. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under our senior credit facility, or if we are unable to maintain the financial ratios under our senior credit facility, we will be in default under our senior credit facility, which could, in turn, cause a default under the 7 3/8% Senior Subordinated Notes due 2013, the related indenture and any other debt obligations that we may incur from time to time.

      Our obligations under our senior credit facility are secured by substantially all of our assets.

      Our obligations under our senior credit facility are secured by liens on substantially all of our assets, and the guarantees of certain of our subsidiaries under our senior credit facility are secured by liens on substantially all of such subsidiaries' assets. If we become insolvent or are liquidated, or if payment under our senior credit facility or of other secured obligations are accelerated, the lenders under our senior credit facility or the obligees with respect to the other secured obligations will be entitled to exercise the remedies available to a secured lender under applicable law and the applicable agreements and instruments, including the right to foreclose on all of our assets. Accordingly, you could lose all or a part of your investment in our common stock.

      Our articles of incorporation, our by-laws and Texas law contain provisions that could discourage, delay or prevent a change in control or management of KCI.

      Our articles of incorporation and by-laws and Texas law contain provisions which could discourage, delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors.

These provisions include:

   - authorization of the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors;
   - establishment of a classified board of directors with staggered, three-year terms;
   - provisions giving the board of directors sole power to set the number of directors;
   - limitations on the ability of shareholders to remove directors;
   - requirements for the approval of at least two thirds of our outstanding common and preferred share (on an as-
      converted basis) to amend our articles of incorporation;
   - authorization for our board of directors to adopt, amend or repeal our by-laws (subject to the right of our shareholders to adopt, amend or repeal the amended and restated by-laws with the approval of at least two thirds of our outstanding common and preferred shares (on an as-converted basis));
   - limitations on the ability of shareholders to call special meetings of shareholders; and
   - establishment of advance notice requirements for presentation of new business and nominations for election to the board of directors at shareholder meetings.

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

      As of March 31, 2004, Fremont Partners, L.P., Dr. James R. Leininger and Blum Capital Partners, L.P., and their respective affiliates collectively own 57.6% of our outstanding shares of voting stock. As a result of this ownership, Fremont Partners, Dr. Leininger and Blum Capital Partners are able to direct our affairs and to approve any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our articles of incorporation and by-laws and approval of mergers or sales of substantially all our assets. The interests of our principal shareholders may conflict with the interests of our other shareholders.

      Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

      The market price of our common stock may be highly volatile and may fluctuate substantially due to many factors, including:

   - actual or anticipated fluctuations in our operating results;

   - changes in health care, pricing or reimbursement policies;

   - our competitors' announcements of new products, significant contracts, acquisitions or strategic investments;

   - changes in our growth rates or our competitors' growth rates;

   - the timing or results of regulatory submissions or actions with respect to our products;

   - public concern as to the safety of our products;

   - our inability to raise additional capital;

   - conditions of the healthcare industry or in the financial markets or economic conditions in general; and

   - changes in stock market analyst recommendations regarding our common stock, other comparable companies or the healthcare industry generally.

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

      Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of March 31, 2004, we have seven interest rate swap agreements pursuant to which we have fixed the rates on $350.0 million, or 81.9%, of our variable rate debt as follows:

   - 2.375% per annum on $100.0 million of our variable rate debt through December 31, 2004;
   - 2.150% per annum on $60.0 million of our variable rate debt through August 22, 2005;
   - 2.130% per annum on $20.0 million of our variable rate debt through August 22, 2005;
   - 2.135% per annum on $20.0 million of our variable rate debt through August 21, 2005;
   - 2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;
   - 2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and
   - 2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

      The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of March 31, 2004. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of March 31, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ -	$ 150	$ 150	$ -	$ -	$ 133,250	$ 133,550	$ 144,210
Average interest rate	-	7.000%	7.000%	-	-	7.375%	7.374%
Variable rate	$ 3,231	$ 4,308	$ 4,308	$ 4,308	$ 4,308	$ 407,137	$ 427,600	$ 427,600
Average interest rate	3.36%	3.36%	3.36%	3.36%	3.36%	3.36%	3.36%
Interest rate swaps (1)
Variable to fixed	$ 100,000	$ 100,000	$150,000	$ -	$ -	$ -	$ 350,000	$ (4,293)
Average pay rate	2.375%	2.143%	2.774%	-	-	-	2.480%
Average receive rate	1.11%	1.11%	1.11%	-	-	-	1.11%

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

      We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $6.7 million for the three months ended March 31, 2004. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2004 would change our net income for the three months ended March 31, 2004 by approximately $400,000. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date. During the period covered by this report, there have been no material changes in our disclosure controls and procedures or in other factors, which could significantly affect such controls and procedures.

Changes in Internal Control

      During the fiscal quarter covered by this report, there were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Set forth below is a description of recent developments in our legal proceedings. For a more detailed description of ongoing legal proceedings, please see our Annual Report on Form 10-K under the caption "Part I. Item 3. Legal Proceedings."

      On April 4, 2004, a federal Magistrate completed a review of our motion for summary judgment in the lawsuit filed by Novamedix Limited. In his Memorandum and Recommendation on the summary judgment motions in the case, the Magistrate recommended to the Federal District Court Judge that one of Novamedix's cause of action for false advertising be significantly limited and that one of Novamedix's patent infringement damage theories be denied for summary judgment purposes. The Magistrate recommended that (a) the remainder of KCI's motions for summary judgment be denied and (b) KCI's interpretation of an important phrase in certain of the Novamedix claims be rejected. We believe both KCI and Novamedix will appeal the Magistrate's recommendation.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

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

      Of the $94.4 million in net proceeds raised by us in the offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, together with cash on hand, we:

   - have paid approximately $19.3 million for bonuses and related employer payroll taxes to our named executive officers and other members of our management triggered by the initial public offering, and

   - have redeemed $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 on March 29,
       2004.

Recent Sales of Unregistered Securities

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On February 9, 2004, we held our Annual Meeting of Shareholders. At the meeting, our shareholders elected the following individuals to serve as our directors:

	For	Against	Abstain
Class A Directors:
Robert Jaunich II	52,458,703	0	4,691,513
James R. Leininger, M.D.	52,458,703	0	4,691,513
Dennert O. Ware	52,458,703	0	4,691,513

Class B Directors
N. Colin Lind	52,458,703	0	4,691,513
James T. Farrell	52,458,703	0	4,691,513
C. Thomas Smith	52,458,703	0	4,691,513
Donald E. Steen	52,458,703	0	4,691,513

Class C Directors:
Harry R. Jacobson, M.D.	52458,703	0	4,691,513
John P. Byrnes	52,458,703	0	4,691,513
Ronald W. Dollens	52,458,703	0	4,691,513
David J. Simpson	52,458,703	0	4,691,513

      Our shareholders further approved and authorized each of the following matters:

   1.  To adopt our Amended and Restated Articles of Incorporation in the form presented;

   2.  To increase the authorized number of shares of our capital stock from 150,000,000 shares to 275,000,000 shares;

   3.   To adopt our Third Amended and Restated Bylaws in the form presented;

   4.   To authorize us to enter into an indemnification agreement in the form presented with each of our directors and executive officers;

   5.   To adopt our 2004 Equity Plan, and to reserve 7,000,000 shares of our common stock for issuance thereunder;

   6.   To adopt our 2004 Employee Stock Purchase Plan, and to reserve 2,500,000 shares of our common stock for issuance thereunder;

   7.   To ratify our 1997 Management Equity Plan, and options previously granted under such plan as presented;

   8.   To ratify Directors Equity Agreements for Donald E. Steen and Ronald W. Dollens, and reserve a sufficient number of shares of our common stock for issuance thereunder; and

   9.   To ratify the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ended
         December 31, 2004.

      With respect to each of the above matters, 52,458,703 shares were voted in favor, no shares were voted against, and 4,691,513 shares abstained, with shares of our Series A Convertible Participating Preferred Stock voting together with shares of our common stock on an as-converted basis, in accordance with our charter.

        ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

        A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (filed as Exhibit 3.4 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).

3.3	Amended and Restated By-Laws of KCI (filed as Exhibit 3.6 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
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

10.8	Agreement Among Shareholders, dated as of November 5, 1997 (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on December 19, 1997).
10.9	Joinder and Amendment Agreement, dated as of June 25, 2003 (filed as Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-4 filed on October 24, 2004, as thereafter amended).
10.10	Waiver and Consent, effective as of September 27, 2002 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.11	Amendment and Waiver, dated as of August 11, 2003 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.12	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1996).
10.13	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
10.14	Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 1996).
10.15	Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.16	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997).

10.17	Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.18	Kinetic Concepts, Inc. CEO Special Bonus Plan (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.19	Kinetic Concepts, Inc. 2000 Special Bonus Plan (filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.20	Employee Benefits Trust Agreement, by and between the Company and Keith D. Thatcher, dated September 1, 1992 (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.21	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.22	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.23

Settlement Agreement, by and among the Company and certain of its subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders, dated December 31, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).

**10.24

Exhibits to Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (Supplier Agreement filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.25

Therapeutic Specialty Beds, Therapeutic Surfaces & Related Products Supplier Agreement, dated effective September 1, 2001 between Novation, LLC and KCI USA, Inc., as amended by that certain Amendment of Agreement (MS 10730), dated effective May 13, 2002 (filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 to our Registration Statement on Form S-4, as filed on September 29, 2003).

**10.27

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.28

First Amended and Restated Management Services Agreement, dated as of August 11, 2003, among KCI, Dr. James Leininger, Blum Capital Partners, L.P., Blum Strategic GP II, L.L.C., Fremont Partners, L.L.C. and Fremont Partners III, L.L.C. (filed as Exhibit 10.29 to our Registration Statement on Form S-4, filed on September 29, 2003).

**10.29

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.30	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 to Amendment No. 3 to our Registration Statement on Form S-4, filed on December 31, 2003).
10.31	Form of Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.32	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.33	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.34	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
10.35	Amendment, Acknowledgement and Waiver (Agreement Among Shareholders) (filed as Exhibit 10.35 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

*Exhibit filed herewith.
**Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission..

       (b)   Reports on Form 8-K

             1.   Current Report on Form 8-K dated February 2, 2004. Regulation FD disclosure furnishing a press release detailing financial results for the three months and twelve months ended December 31, 2003 and certain other information.

             2.   Current Report on Form 8-K dated February 23, 2004. Other Events disclosure announcing that the
                   Company had priced its initial public offering of its common stock.

             3.   Current Report on Form 8-K dated February 25, 2004. Other Events disclosure announcing that underwriters had exercised in full their over-allotment option in connection with the company's initial public offering of its common stock.

             4.   Current Report on form 8-K dated February 27, 2004. Other Events disclosure announcing the completion of the Company's initial public offering of its common stock.

             5.   Current Report on Form 8-K dated March 10, 2004. Other Events disclosure announcing the Company's exchange offer to all holders of its 7 3/8% Senior Subordinated Notes due 2013.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     KINETIC CONCEPTS, INC.
                                                                                     (REGISTRANT)

Date: May 14, 2004                                                 By:   /s/ DENNERT O. WARE
                                                                                     Dennert O. Ware
                                                                                     President and Chief Executive Officer

Date: May 14, 2004                                                 By:   /s/ MARTIN J. LANDON
                                                                                     Martin J. Landon
                                                                                     Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (filed as Exhibit 3.4 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).

3.3	Amended and Restated By-Laws of KCI (filed as Exhibit 3.6 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
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

10.8	Agreement Among Shareholders, dated as of November 5, 1997 (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on December 19, 1997).
10.9	Joinder and Amendment Agreement, dated as of June 25, 2003 (filed as Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-4 filed on October 24, 2004, as thereafter amended).
10.10	Waiver and Consent, effective as of September 27, 2002 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.11	Amendment and Waiver, dated as of August 11, 2003 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
10.12	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1996).
10.13	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
10.14	Kinetic Concepts, Inc. Senior Executive Stock Option Plan (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 1996).
10.15	Form of Option Instrument with respect to Senior Executive Stock Option Plan (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.16	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997).
10.17	Form of Option Instrument with Respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.18	Kinetic Concepts, Inc. CEO Special Bonus Plan (filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2000).

10.19	Kinetic Concepts, Inc. 2000 Special Bonus Plan (filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.20	Employee Benefits Trust Agreement, by and between the Company and Keith D. Thatcher, dated September 1, 1992 (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.21	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.22	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.23

Settlement Agreement, by and among the Company and certain of its subsidiaries and shareholders and Hillenbrand Industries, Inc. and certain of its subsidiaries and shareholders, dated December 31, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).

**10.24

Exhibits to Supplier Agreement, dated September 1, 2001, between Novation, LLC and KCI USA, Inc. (Supplier Agreement filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) (filed as Exhibit 10.24 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.25

Therapeutic Specialty Beds, Therapeutic Surfaces & Related Products Supplier Agreement, dated effective September 1, 2001 between Novation, LLC and KCI USA, Inc., as amended by that certain Amendment of Agreement (MS 10730), dated effective May 13, 2002 (filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.26

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 to our Registration Statement on Form S-4, as filed on September 29, 2003).

**10.27

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.28

First Amended and Restated Management Services Agreement, dated as of August 11, 2003, among KCI, Dr. James Leininger, Blum Capital Partners, L.P., Blum Strategic GP II, L.L.C., Fremont Partners, L.L.C. and Fremont Partners III, L.L.C. (filed as Exhibit 10.29 to our Registration Statement on Form S-4, filed on September 29, 2003).

**10.29

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1 filed on February 23, 2004).

10.30	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 to Amendment No. 3 to our Registration Statement on Form S-4, filed on December 31, 2003).
10.31	Form of Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.32	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.33	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004).
10.34	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
10.35	Amendment, Acknowledgement and Waiver (Agreement Among Shareholders) (filed as Exhibit 10.35 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.

*Exhibit filed herewith.
**Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission..