Form 10-Q
period 2004-06-30
KINETIC CONCEPTS INC /TX/
filed 2004-08-13
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common Stock:  66,682,958 shares as of August 9, 2004

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

                 SIGNATURES

KINETIC CONCEPTS, INC.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, the following:

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

      These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors" in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These risks include the fluctuations in our operating results and the possible inability to meet our expectations or those of our analysts in future periods; intense and growing competition we face; our dependence on our intellectual property; our dependence on new technology; the clinical efficacy of the V.A.C. relative to alternate devices or therapies; and third party reimbursement policies and collections. You should also consider the risks factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. KCI disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, unless the context requires otherwise, the words "we," "our," "us," and "KCI" refer to Kinetic Concepts, Inc.

TRADEMARKS

      The following terms used in this report are our trademarks: AirMaxxis™, AtmosAir™, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir™ II, KCI®, KinAir™ III, KinAir™ IV, KinAir™ MedSurg™, Kinetic Concepts®, Kinetic Therapy™, Maxxis® 300, Maxxis® 400, MiniV.A.C.™, PediDyne™, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.™, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne® Proventa™, TriCell®, V.A.C.®, V.A.C.ATS®™, V.A.C.® Freedom™, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill™. All other trademarks appearing in this report are the property of their holders.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 75,493	$ 156,064
Accounts receivable, net	214,556	199,938
Inventories, net	30,823	32,253
Deferred income taxes	24,095	22,749
Derivative financial instruments	1,282	-
Prepaid expenses and other current assets	15,793	11,811
	_______	_______
Total current assets	362,042	422,815
	_______	_______

Net property, plant and equipment	162,913	145,208
Loan and preferred stock issuance costs, less accumulated amortization
of $3,248 in 2004 and $1,014 in 2003	13,273	19,779
Goodwill	48,791	48,797
Other assets, less accumulated amortization of $8,530 in 2004 and
$8,190 in 2003	29,214	28,497
	_______	_______
	$ 616,233	$ 665,096
	_______	_______
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 33,594	$ 34,386
Accrued expenses	122,275	112,652
Current installments of long-term debt	4,166	4,800
Current installments of capital lease obligations	1,504	1,576
Derivative financial instruments	-	2,402
Income taxes payable	-	39,403
	_______	_______
Total current liabilities	161,539	195,219
	_______	_______
Long-term debt, net of current installments	492,682	678,100
Capital lease obligations, net of current installments	1,298	1,351
Deferred income taxes, net	29,248	26,566
Deferred gain, sale of headquarters facility	8,647	9,183
Other non-current liabilities	213	212
	_______	_______
	693,627	910,631
Series A convertible preferred stock, 0 issued and outstanding
at June 30, 2004 and 264 at December 31, 2003	-	261,719

Shareholders' equity (deficit):
Common stock; authorized 225,000 at June 30, 2004 and
150,000 at December 31, 2003; issued and outstanding 66,664
at June 30, 2004 and 41,270 at December 31, 2003	67	41
Additional paid-in capital	468,479	1,157
Deferred compensation	(1,515)	185
Retained deficit	(555,066)	(518,955)
Accumulated other comprehensive income	10,641	10,318
	_______	_______
Shareholders' deficit	(77,394)	(507,254)
	_______	_______
	$ 616,233	$ 665,096
	_______	_______
See accompaning notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
Rental	$ 175,579	$ 140,854	$ 341,487	$ 270,296
Sales	61,406	42,023	120,332	79,584
	_______	_______	_______	_______
Total revenue	236,985	182,877	461,819	349,880
	_______	_______	_______	_______

Rental expenses	109,572	87,911	214,978	167,290
Cost of goods sold	16,560	14,713	33,328	28,358
	_______	_______	_______	_______
Gross profit	110,853	80,253	213,513	154,232

Selling, general and administrative expenses	52,898	40,050	101,440	76,531
Research and development expenses	7,188	4,439	14,307	8,864
Initial public offering expenses	302	-	19,836	-
Secondary offering expenses	2,219	-	2,219	-
	_______	_______	_______	_______
Operating earnings	48,246	35,764	75,711	68,837

Interest income	158	347	529	747
Interest expense	(11,050)	(8,050)	(29,894)	(16,228)
Foreign currency gain (loss)	201	2,368	(263)	4,156
	_______	_______	_______	_______
Earnings before income taxes	37,555	30,429	46,083	57,512

Income taxes	13,520	11,411	16,590	21,567
	_______	_______	_______	_______
Net earnings	$ 24,035	$ 19,018	$ 29,493	$ 35,945

Series A convertible preferred stock dividends	-	-	(65,604)	-
	_______	_______	_______	_______
Net earnings (loss) available to common shareholders	$ 24,035	$ 19,018	$ (36,111)	$ 35,945
	_______	_______	_______	_______
Net earnings (loss) per share available to common shareholders:
Basic	$ 0.37	$ 0.27	$ (0.63)	$ 0.51
	_______	_______	_______	_______
Diluted	$ 0.34	$ 0.25	$ (0.63)	$ 0.47
	_______	_______	_______	_______
Weighted average shares outstanding:
Basic	65,087	71,070	57,709	71,032
	_______	_______	_______	_______
Diluted	71,303	77,236	57,709	76,904
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 29,493	$ 35,945
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,763	21,991
Provision for uncollectible accounts receivable	6,053	3,527
Amortization of deferred gain on sale of headquarters facility	(535)	(521)
Write-off of deferred loan issuance costs	4,534	-
Non-cash amortization of stock award to directors	114	-
Tax benefit related to exercise of stock options	30,177	-
Change in assets and liabilities:
Increase in accounts receivable, net	(20,741)	(10,342)
Decrease (increase) in other accounts receivable	(784)	175,000
Decrease in current deferred income taxes	(1,346)	(66,838)
Decrease in inventories	1,406	4,148
Increase in prepaid expenses and other current assets	(3,981)	(1,979)
Increase (decrease) in accounts payable	(800)	1,218
Increase in accrued expenses	15,945	18,100
Increase (decrease) in income taxes payable	(39,403)	20,282
Increase (decrease) in deferred income taxes, net	1,580	(1,826)
Net cash provided by operating activities	49,475	198,705
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(42,376)	(34,381)
Increase in inventory to be converted into equipment for short-term rental	(4,800)	(1,300)
Dispositions of property, plant and equipment	1,293	634
Business acquisitions, net of cash acquired	-	(2,224)
Increase in other assets	(264)	(425)
Net cash used by investing activities	(46,147)	(37,696)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long term, capital lease and other obligations	(186,177)	(114,856)
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-
Stock issuance costs	(10,604)	-
Proceeds from exercise of stock options	8,214	846
	_______	_______
Net cash used by financing activities	(83,567)	(114,010)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(332)	1,489
Net increase (decrease) in cash and cash equivalents	(80,571)	48,488
Cash and cash equivalents, beginning of period	156,064	54,485
Cash and cash equivalents, end of period	$ 75,493	$ 102,973
	_______	_______
Cash paid during the six months for:
Interest (1)	$ 25,431	$ 14,903
Income taxes	$ 28,283	$ 69,392
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 6,354	$ -

        1) 2004 amount includes purchase premiums of $7.7 million related to the prepayments on our 7 3/8% Senior Subordinated Notes due 2013.

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

(b)     Stock-Based Compensation

      We use the intrinsic value method to account for our stock compensation plans. If the compensation cost for our stock-based employee compensation plans had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings (loss) to common shareholders and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings (loss) per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings (loss) available to common shareholders
as reported	$ 24,035	$ 19,018	$ (36,111)	$ 35,945
	______	______	______	______
Pro forma net earnings available to common shareholders:
Net earnings (loss) available to common
shareholders as reported	$ 24,035	$ 19,018	$ (36,111)	$ 35,945
Compensation expense under intrinsic method	46	988	73	1,646
Compensation expense under fair value method	(905)	(401)	(1,206)	(775)
	______	______	______	______
Pro forma net earnings (loss) available to common shareholders	$ 23,176	$ 19,605	$ (37,244)	$ 36,816
	______	______	______	______
Net earnings (loss) per share available to common shareholders as reported:
Basic net earnings (loss) per common share	$ 0.37	$ 0.27	$ (0.63)	$ 0.51
Diluted net earnings (loss) per common share	$ 0.34	$ 0.25	$ (0.63)	$ 0.47

Pro forma net earnings (loss) per share available to common shareholders:
Basic net earnings per common share	$ 0.36	$ 0.28	$ (0.65)	$ 0.52
Diluted net earnings per common share	$ 0.33	$ 0.25	$ (0.65)	$ 0.48

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future compensation expense.

      During the three and six-month periods ended June 30, 2004, we issued approximately 1.9 million and 2.7 million shares of common stock, respectively, under our stock-based compensation plans primarily through option exercises.

      During the three-month period ended June 30 2004, we granted approximatley 900,000 options to purchase shares of common stock under our stock compensation plans.

(c)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2003.

(2)      RECENT PUBLIC STOCK OFFERINGS

      On February 27, 2004, we completed an initial public offering ("IPO") of our common stock, through which we sold 3.5 million newly-issued shares and selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share. Net proceeds from the IPO to KCI were $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million. In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of our debt, which was included in interest expense.

      As part of the IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

      On June 16, 2004, we completed a secondary offering of our common stock, through which selling shareholders sold an aggregate of 16.1 million existing shares at a price of $47.50 per share. KCI did not sell any shares or receive any proceeds in the offering. We incurred $2.2 million of expenses related to the secondary offering.

(3)      SUPPLEMENTAL BALANCE SHEET DATA

      Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Trade accounts receivable:
Medical facilities	$ 129,367	$ 123,016

Third-party payers:
Medicare / Medicaid	39,549	36,392
Managed care, insurance and other	88,514	75,059
	_______	_______
	257,430	234,467
Medicare V.A.C. receivables prior to October 1, 2000	13,445	13,445
Employee and other receivables	1,492	1,724
	_______	_______
	272,367	249,636

Less: Allowance for doubtful accounts	(44,366)	(36,253)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(13,445)	(13,445)
	_______	_______
	$ 214,556	$ 199,938
	_______	_______

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Inventories are comprised of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003

Finished goods	$ 12,331	$ 12,137
Work in process	3,277	2,847
Raw materials, supplies and parts	31,895	28,689
	______	______
	47,503	43,673

Less: Amounts expected to be converted
into equipment for short-term rental	(13,800)	(9,000)
Reserve for excess and obsolete
inventory	(2,880)	(2,420)
	______	______
	$ 30,823	$ 32,253
	______	______

(4)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

Senior Credit Facility

      On June 1, 2004, we made an optional prepayment of $30.0 million on our senior credit facility and our remaining outstanding balance as of June 30, 2004 was $397.6 million.

7 3/8% Senior Subordinated Notes due 2013

      During the second quarter of 2004, we purchased $34.3 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $36.7 million plus approximately $926,000 in accrued but unpaid interest. In connection with these purchases, we wrote off $692,000 in loan issuance costs. As of June 30, 2004, $98.9 million of the notes remained outstanding. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

(5)      EARNINGS (LOSS) PER SHARE

      The following table sets forth the reconciliation from basic to diluted weighted average common shares and the calculations of net earnings (loss) per common share for the periods presented. Net earnings (loss) per share was calculated using the weighted average number of common shares outstanding. Common stock equivalents, which consist of stock options and convertible preferred stock, were excluded from the computation of the weighted average number of common shares outstanding for the six-month period ended June 30, 2004 because their effect was antidilutive. Net earnings (loss) for basic and diluted calculations do not differ (in thousands, except per share data): (See Note 1 (b).)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$ 24,035	$ 19,018	$ 29,493	$ 35,945
Series A convertible preferred stock dividends	-	-	(65,604)	-
	______	______	______	______
Net earnings (loss) available to common shareholders	$ 24,035	$ 19,018	$ (36,111)	$ 35,945
	______	______	______	______
Weighted average shares outstanding:
Basic	65,087	71,070	57,709	71,032
Dilutive potential common shares from stock options (1)	6,216	6,166	-	5,872
Dilutive potential common shares from preferred stock conversion (1)	-	-	-	-
	______	______	______	______
Diluted	71,303	77,236	57,709	76,904
	______	______	______	______
Basic net earnings (loss) per common share available to
common shareholders	$ 0.37	$ 0.27	$ (0.63)	$ 0.51
	______	______	______	______
Diluted net earnings (loss) per common share available to
common shareholders	$ 0.34	$ 0.25	$ (0.63)	$ 0.47
	______	______	______	______

    (1) Due to their antidilutive effect, 6,128 dilutive potential common shares from stock options and 6,013 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for the six-month period ended June 30, 2004.

(6)      OTHER COMPREHENSIVE INCOME

      The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the six months ended June 30, 2004 and 2003 were $29.8 million and $40.6 million, respectively, and for the three months ended June 30, 2004 and 2003 were $26.4 million and $22.6 million, respectively. The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment.

(7)      COMMITMENTS AND CONTINGENCIES

      We are party to a number of legal proceedings for which provisions have been made, where necessary, in our financial statements to cover estimated costs. For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K under the caption "Part I. Item 3. Legal Proceedings." For a description of recent developments in our legal proceedings for the second quarter of 2004, please see "Part II. Item 1. Legal Proceedings," within this report. Other than commitments for new product inventory, including disposable "for sale" products of $25.5 million, we have no material long-term capital commitments.

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of therapeutic systems and surfaces throughout the United States and in 16 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

      We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines including V.A.C. and Therapeutic Surfaces/Other. Revenues for each of our product lines are disclosed for our operating segments. No discrete financial information is available for our product lines other than revenue. Our product lines are marketed and serviced by the same infrastructure and, as a result, we do not manage our business by product line but rather by geographical segments. We use operating earnings to measure segment profit. We define operating earnings as income before interest income or expense, foreign currency gains and losses, and income taxes. All intercompany transactions are eliminated in computing revenue, operating earnings and assets. Prior years have been made to conform with the current presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue:
USA
V.A.C.	$ 136,049	$ 94,410	$ 257,638	$ 176,790
Therapeutic surfaces/other	43,599	43,633	91,951	88,881
	_______	_______	_______	_______
Subtotal - USA	179,648	138,043	349,589	265,671

International
V.A.C.	30,432	19,023	57,153	34,847
Therapeutic surfaces/other	26,905	25,811	55,077	49,362
	_______	_______	_______	_______
Subtotal - International	57,337	44,834	112,230	84,209
	_______	_______	_______	_______
	$ 236,985	$ 182,877	$ 461,819	$ 349,880
	_______	_______	_______	_______

Operating earnings:
USA	$ 67,017	$ 47,213	$ 127,180	$ 91,735
International	6,913	6,657	13,652	11,104
Initial public offering expenses	(302)	-	(19,836)	-
Secondary offering expenses	(2,219)	-	(2,219)	-
Other (1):
Executive	(4,058)	(5,316)	(8,654)	(9,339)
Finance	(6,845)	(5,051)	(12,716)	(9,924)
Manufacturing/Engineering	(2,072)	(1,102)	(3,663)	(2,259)
Administration	(10,188)	(6,637)	(18,033)	(12,480)
	_______	_______	_______	_______
Total other	(23,163)	(18,106)	(43,066)	(34,002)
	_______	_______	_______	_______
	$ 48,246	$ 35,764	$ 75,711	$ 68,837
	_______	_______	_______	_______

      (1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Earnings.

(9)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013. Of this amount, $98.9 million of the notes remain outstanding.

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

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2004 and December 31, 2003 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2004 and 2003, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2004 and 2003, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 42,885	$ 32,608	$ -	$ 75,493
Accounts receivable, net	-	162,184	56,177	(3,805)	214,556
Inventories, net	-	15,265	15,558	-	30,823
Deferred income taxes		24,095	-	-	24,095
Derivative financial instruments		1,282	-	-	1,282
Prepaid expenses and other current assets	-	10,222	5,571	-	15,793
	_______	_______	_______	_______	_______
Total current assets	-	255,933	109,914	(3,805)	362,042
	_______	_______	_______	_______	_______
Net property, plant and equipment	-	114,091	58,916	(10,094)	162,913
Loan and preferred stock issuance costs, net	-	13,273	-	-	13,273
Goodwill	-	39,779	9,012	-	48,791
Other assets, net	-	31,414	15,355	(17,555)	29,214
Intercompany investments and advances	(77,380)	524,910	6,723	(454,253)	-
	_______	_________	_______	_______	_______
	$ (77,380)	$ 979,400	$ 199,920	$ (485,707)	$ 616,233
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 24,919	$ 8,675	$ -	$ 33,594
Accrued expenses	14	94,503	27,758	-	122,275
Current installments of long-term debt	-	4,166	-	-	4,166
Current installments of capital lease obligations	-	3	1,501	-	1,504
Intercompany payables	-	11,558	-	(11,558)	-
	_______	_______	_______	_______	_______
Total current liabilities	14	135,149	37,934	(11,558)	161,539
	_______	_______	_______	_______	_______
Long-term debt, net of current installments	-	492,682	-	-	492,682
Capital lease obligations, net of current installments	-	-	1,298	-	1,298
Intercompany payables, noncurrent	-	(25,937)	25,937	-	-
Deferred income taxes, net	-	31,840	-	(2,592)	29,248
Deferred gain, sale of headquarters facility	-	8,647	-	-	8,647
Other noncurrent liabilities	-	15,175	-	(14,962)	213
	_______	_______	_______	_______	_______
	14	657,556	65,169	(29,112)	693,627
Shareholders' equity (deficit)	(77,394)	321,844	134,751	(456,595)	(77,394)
	_______	_________	_______	_______	_______
	$ (77,380)	$ 979,400	$ 199,920	$ (485,707)	$ 616,233
	_______	_________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And Parent Company Balance Sheet December 31, 2003 (dollars in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 129,695	$ 26,369	$ -	$ 156,064
Accounts receivable, net	-	153,199	49,903	(3,164)	199,938
Inventories, net	-	17,114	15,139	-	32,253
Deferred income taxes	-	22,749	-	-	22,749
Prepaid expenses and other current assets	-	9,594	3,926	(1,709)	11,811
	_______	________	_______	_______	_______
Total current assets	-	332,351	95,337	(4,873)	422,815
	_______	________	_______	_______	_______
Net property, plant and equipment	-	103,555	55,924	(14,271)	145,208
Loan and preferred stock issuance costs, net	-	19,779	-	-	19,779
Goodwill	-	39,785	9,012	-	48,797
Other assets, net	-	28,049	17,683	(17,235)	28,497
Intercompany investments and advances	(245,401)	642,737	15,333	(412,669)	-
	________	________	_______	_______	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	________	________	_______	_______	_______
Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 24,690	$ 9,696	$ -	$ 34,386
Accrued expenses	134	89,268	23,250	-	112,652
Current installments of long-term debt	-	4,800	-	-	4,800
Current installments of capital lease obligations	-	75	1,501	-	1,576
Derivative financial instruments	-	2,402	-	-	2,402
Intercompany payables	-	22,136	-	(22,136)	-
Income taxes payable	-	36,803	2,600	-	39,403
	_______	________	_______	_______	_______
Total current liabilities	134	180,174	37,047	(22,136)	195,219
	_______	________	_______	_______	_______
Long-term debt, net of current installments	-	678,100	-	-	678,100
Capital lease obligations, net of current installments	-	-	1,351	-	1,351
Intercompany payables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes, net	-	28,838	-	(2,272)	26,566
Deferred gain, sale of headquarters facility	-	9,183	-	-	9,183
Other noncurrent liabilities	-	15,175	-	(14,963)	212
	_______	________	_______	_______	_______
	134	889,970	59,898	(39,371)	910,631
Series A convertible preferred stock	261,719	-	-	-	261,719
Shareholders' equity (deficit)	(507,254)	276,286	133,391	(409,677)	(507,254)
	_______	________	_______	_______	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	________	________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Parent Company Statement of Earnings
For the three months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 138,371	$ 37,208	$ -	$ 175,579
Sales	-	48,172	20,733	(7,499)	61,406
	______	_______	______	______	_______
Total revenue	-	186,543	57,941	(7,499)	236,985
	______	_______	______	______	_______
Rental expenses	-	71,943	37,629	-	109,572
Cost of goods sold	-	13,840	5,389	(2,669)	16,560
	______	_______	______	______	_______
Gross profit	-	100,760	14,923	(4,830)	110,853

Selling, general and administrative
expenses	-	46,859	8,981	(2,942)	52,898
Research and development expenses	-	6,285	903	-	7,188
Initial public offering expenses	154	148	-	-	302
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	______	______	_______
Operating earnings (loss)	(2,373)	47,468	5,039	(1,888)	48,246

Interest income	-	120	38	-	158
Interest expense	-	(11,050)	(664)	664	(11,050)
Foreign currency gain (loss)	-	928	(727)	-	201
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(2,373)	37,466	3,686	(1,224)	37,555

Income taxes (benefit)	(1,254)	14,433	782	(441)	13,520
	______	_______	______	______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(1,119)	23,033	2,904	(783)	24,035
Equity in earnings of subsidiaries	25,154	2,905	-	(28,059)	-
	______	_______	______	______	_______
Net earnings	$ 24,035	$ 25,938	$ 2,904	$ (28,842)	$ 24,035
	______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the three months ended June 30, 2003
(dollars in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 110,928	$ 29,926	$ -	$ 140,854
Sales	-	33,406	14,890	(6,273)	42,023
	______	_______	______	______	_______
Total revenue	-	144,334	44,816	(6,273)	182,877
	______	_______	______	______	_______
Rental expenses	-	60,306	27,605	-	87,911
Cost of goods sold	-	12,820	5,099	(3,206)	14,713
	______	_______	______	______	_______
Gross profit	-	71,208	12,112	(3,067)	80,253

Selling, general and administrative expenses	-	35,946	4,104	-	40,050
Research and development expenses	-	4,420	19	-	4,439
	______	_______	______	______	_______
Operating earnings	-	30,842	7,989	(3,067)	35,764

Interest income	-	331	16	-	347
Interest expense	-	(8,050)	-	-	(8,050)
Foreign currency gain	-	2,022	346	-	2,368
	______	_______	______	______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	25,145	8,351	(3,067)	30,429

Income taxes	-	10,312	2,248	(1,149)	11,411
	______	_______	______	______	_______
Earnings before equity
in earnings of subsidiaries	-	14,833	6,103	(1,918)	19,018
Equity in earnings of subsidiaries	19,018	6,102	-	(25,120)	-
	______	_______	______	______	_______
Net earnings	$ 19,018	$ 20,935	$ 6,103	$ (27,038)	$ 19,018
	_____	______	_____	______	_______

See accompanying notes to condensed consolidated financial statements.

Parent Company Statement of Earnings
For the six months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 267,644	$ 73,843	$ -	$ 341,487
Sales	-	94,585	39,643	(13,896)	120,332
	______	_______	______	______	_______
Total revenue	-	362,229	113,486	(13,896)	461,819
	______	_______	______	______	_______
Rental expenses	-	140,479	74,499	-	214,978
Cost of goods sold	-	29,036	10,158	(5,866)	33,328
	______	_______	______	______	_______
Gross profit	-	192,714	28,829	(8,030)	213,513

Selling, general and administrative
expenses	-	90,181	14,201	(2,942)	101,440
Research and development expenses	-	12,546	1,761	-	14,307
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	______	______	_______
Operating earnings (loss)	(21,803)	89,735	12,867	(5,088)	75,711

Interest income	-	444	85	-	529
Interest expense	-	(29,894)	(708)	708	(29,894)
Foreign currency loss	-	-	(263)	-	(263)
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(21,803)	60,285	11,981	(4,380)	46,083

Income taxes (benefit)	(8,540)	23,792	2,915	(1,577)	16,590
	______	_______	______	______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(13,263)	36,493	9,066	(2,803)	29,493
Equity in earnings of subsidiaries	42,756	9,066	-	(51,822)	-
	______	_______	______	______	_______
Net earnings	$ 29,493	$ 45,559	$ 9,066	$ (54,625)	$ 29,493

Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	______	_______
Net earnings (loss) available to common
shareholders	$ (36,111)	$ 45,559	$ 9,066	$ (54,625)	$ (36,111)
	______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the six months ended June 30, 2003
(dollars in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 214,078	$ 56,218	$ -	$ 270,296
Sales	-	65,142	27,941	(13,499)	79,584
	________	_________	________	________	________
Total revenue	-	279,220	84,159	(13,499)	349,880
	________	_________	________	________	________
Rental expenses	-	114,982	52,308	-	167,290
Cost of goods sold	-	25,958	9,626	(7,226)	28,358
	________	_________	________	________	________
Gross profit	-	138,280	22,225	(6,273)	154,232

Selling, general and administrative expenses	-	68,222	8,309	-	76,531
Research and development expenses	-	8,399	465	-	8,864
	________	_________	________	________	________
Operating earnings	-	61,659	13,451	(6,273)	68,837

Interest income	-	670	77	-	747
Interest expense	-	(16,228)	-	-	(16,228)
Foreign currency gain	-	3,544	612	-	4,156
	________	_________	________	________	________
Earnings before income
taxes and equity in
earnings of subsidiaries	-	49,645	14,140	(6,273)	57,512
Income taxes	-	20,106	3,813	(2,352)	21,567
	________	_________	________	________	________

Earnings before equity in
earnings of subsidiaries	-	29,539	10,327	(3,921)	35,945
Equity in earnings of subsidiaries	35,945	10,326	-	(46,271)	-
	________	_________	________	________	________
Net earnings	$ 35,945	$ 39,865	$ 10,327	$ (50,192)	$ 35,945
	______	_______	_____	_____	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 29,493	$ 45,559	$ 9,066	$ (54,625)	$ 29,493
Adjustments to reconcile net earnings to net
cash provided by operating activities	(12,584)	(19,090)	1,416	50,240	19,982
	_______	_______	______	______	_______
Net cash provided by operating activities	16,909	26,469	10,482	(4,385)	49,475
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(28,010)	(10,382)	(3,984)	(42,376)
Increase in inventory to be converted into
equipment for short-term rental	-	(4,800)	-	-	(4,800)
Dispositions of property, plant and
Equipment	-	976	317	-	1,293
Increase in other assets	-	(2,912)	2,328	320	(264)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(34,746)	(7,737)	(3,664)	(46,147)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(186,124)	(53)	-	(186,177)
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-	-	-	105,000
Stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds from exercise of stock options	8,214	-	-	-	8,214
Proceeds (payments) on intercompany
investments and advances	(118,328)	104,938	13,047	343	-
Other	(1,191)	2,653	(9,500)	8,038	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(16,909)	(78,533)	3,494	8,381	(83,567)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(332)	(332)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(86,810)	6,239	-	(80,571)
Cash and cash equivalents,
beginning of period	-	129,695	26,369	-	156,064
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 42,885	$ 32,608	$ -	$ 75,493
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2003
(dollars in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 35,945	$ 39,865	$ 10,327	$ (50,192)	$ 35,945
Adjustments to reconcile net earnings to net
cash provided by operating activities	71,441	46,566	(3,122)	47,875	162,760
	_______	_______	______	______	_______
Net cash provided by operating activities	107,386	86,431	7,205	(2,317)	198,705
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and
equipment	-	(20,121)	(13,949)	(311)	(34,381)
Increase in inventory to be converted into
equipment for short-term rental	-	(1,300)	-	-	(1,300)
Dispositions of property, plant and
equipment	-	410	224	-	634
Businesses acquisitions, net of cash
acquired		(2,224)	-	-	(2,224)
Increase in other assets	-	(454)	29	-	(425)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(23,689)	(13,696)	(311)	(37,696)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(114,852)	(4)	-	(114,856)
Proceeds from the exercise of stock options	846	-	-	-	846
Proceeds (payments) on intercompany
investments and advances	(112,936)	95,816	15,485	1,635	-
Other	4,704	(3,215)	(993)	(496)	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(107,386)	(22,251)	14,488	1,139	(114,010)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	1,489	1,489
	_______	_______	______	______	_______
Net increase in cash and
cash equivalents	-	40,491	7,997	-	48,488
Cash and cash equivalents,
beginning of period	-	41,185	13,300	-	54,485
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 81,676	$ 21,297	$ -	$ 102,973
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes to this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Risk Factors."

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. We derive our revenue from the rental and sale of products in two primary categories: Advanced Wound Care and Therapeutic Surfaces. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and to reduce the cost of treating patients with difficult-to-treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

      We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.7% of our revenue for the six months ended June 30, 2004, we have a substantial presence in all care type settings. In the U.S. acute and extended care settings, which accounted for more than half of our U.S. revenue, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance. Internationally, substantially all of our revenue is generated from the acute care setting, and therefore only a small portion of international V.A.C. revenue comes from home care. However, if we are able to gain home care reimbursement for V.A.C. therapy with third-party payers in Europe and other international locations, we believe revenue from the home care market could substantially increase.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 68.2% of total revenue for the six months ended June 30, 2004, up from 60.5% for the same period in 2003. We expect V.A.C. revenue and the percentage of total revenue from V.A.C. rentals and sales to continue to increase, as it has in each of the last three years.

      For the six months ended June 30, 2004, worldwide V.A.C. revenue from the combined acute and extended care settings grew 49.7%, and V.A.C. revenue from the home care setting grew 47.5% as compared to the six months ended June 30, 2003, respectively. For the six months ended June 30, 2004, the home care market accounted for 43.6% of V.A.C. revenue and 29.7% of our total revenue. V.A.C. systems used in the home are reimbursed by government insurance (Medicare and Medicaid), private insurance and managed care organizations.

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

   - Expanding our contractual relationships with third-party payers. We have increased the number of reported lives that we have under contract with private insurance and managed care organizations from fewer than 20 million in mid-2000 to over 200 million as of June 30, 2004.

      Over the last three years, we have focused our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians who serve the largest number of wound care patients. Over time, we have added new specialties as awareness in our initial priority groups begin to approach appropriate levels.

      Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration. In 2003 and the first six months of 2004, we benefited from the continuing rollout of the new V.A.C.ATS and the V.A.C. Freedom, which began in late 2002. These advanced technology systems have significantly increased customer acceptance and value perception. We also benefited from the introduction of three new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

      At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience is driving the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

      Our other major product category, therapeutic surfaces, has been a stable revenue generating line of business for the last three years. Therapeutic surfaces/other revenue accounted for approximately $147.0 million in revenue in the first six months of 2004, up from $138.2 million in the prior-year period.

Recent Developments

      On February 27, 2004, we completed an initial public offering ("IPO") of our common stock, through which we sold 3.5 million newly-issued shares and selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share. Net proceeds from the IPO to KCI totaled $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million. In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of our debt, which is included in interest expense.

      As part of the IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19.2 million shares of common stock.

      On June 1, 2004, we made an optional prepayment of $30.0 million on our senior credit facility. During the second quarter of 2004, we also purchased $34.3 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $36.7 million plus approximately $926,000 in accrued but unpaid interest. In connection with these purchases, we wrote off $692,000 in loan issuance costs associated with the prepayment of these notes. As of June 30, 2004, $98.9 million of the notes remained outstanding. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

      On June 16, 2004, we completed a secondary offering of our common stock, through which selling shareholders sold an aggregate of 16.1 million existing shares at a price of $47.50 per share. KCI did not sell any shares or receive any proceeds in the secondary offering. We incurred $2.2 million of expenses related to the secondary offering.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as compared to the same period of the prior year (dollars in thousands):

	Revenue Relationship

	Three months ended June 30,			Six months ended June 30,
			%			%
	2004	2003	Change	2004	2003	Change
Revenue:
Rental	74%	77%	24.7%	74%	77%	26.3%
Sales	26	23	46.1	26	23	51.2
	___	___		___	___
Total revenue	100%	100%	29.6%	100%	100%	32.0%

Rental expenses	46	48	24.6	47	48	28.5
Cost of goods sold	7	8	12.6	7	8	17.5
	___	___		___	___
Gross profit	47	44	38.1	46	44	38.4

Selling, general and administrative expenses	22	22	32.1	22	22	32.5
Research and development expenses	3	2	61.9	3	2	61.4
Initial public offering expenses	-	-	-	4	-	-
Secondary offering expenses	1	-	-	1	-	-
	___	___		___	___
Operating earnings	21	20	34.9	16	20	10.0

Interest income	-	-	(54.5)	-	-	(29.2)
Interest expense	(5)	(4)	(37.3)	(6)	(5)	(84.2)
Foreign currency gain (loss)	-	1	(91.5)	-	1	(106.3)
	___	___		___	___
Earnings before income taxes	16	17	23.4	10	16	(19.9)

Income taxes	6	7	18.5	4	6	23.1
	___	___		___	___
Net earnings	10%	10%	26.4%	6%	10%	(17.9) %
	___	___		___	___

      The following table sets forth, for the periods indicated, the amount of revenue derived from each of our geographical segments, USA and International (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2004	2003	Change	2004	2003	Change
USA
V.A.C.
Rental	$ 101,447	$ 74,555	36.1%	$ 191,354	$ 139,843	36.8%
Sales	34,602	19,855	74.3	66,284	36,947	79.4
	_______	_______		_______	_______
Total V.A.C.	136,049	94,410	44.1	257,638	176,790	45.7

Therapeutic surfaces/other
Rental	37,406	36,373	2.8	77,207	74,235	4.0
Sales	6,193	7,260	(14.7)	14,744	14,646	0.7
	_______	_______		_______	_______
Total therapeutic surfaces/other	43,599	43,633	(0.1)	91,951	88,881	3.5

Total USA rental	138,853	110,928	25.2	268,561	214,078	25.5
Total USA sales	40,795	27,115	50.5	81,028	51,593	57.1
	_______	_______		_______	_______
Subtotal - USA	$ 179,648	$ 138,043	30.1	$ 349,589	$ 265,671	31.6
	_______	_______		_______	_______
International
V.A.C.
Rental	$ 15,413	$ 9,842	56.6	$ 28,787	$ 17,660	63.0
Sales	15,019	9,181	63.6	28,366	17,187	65.0
	_______	_______		_______	_______
Total V.A.C.	30,432	19,023	60.0	57,153	34,847	64.0

Therapeutic surfaces/other
Rental	21,313	20,084	6.1	44,139	38,558	14.5
Sales	5,592	5,727	(2.4)	10,938	10,804	1.2
	_______	_______		_______	_______
Total therapeutic surfaces/other	26,905	25,811	4.2	55,077	49,362	11.6

Total International rental	36,726	29,926	22.7	72,926	56,218	29.7
Total International sales	20,611	14,908	38.3	39,304	27,991	40.4
	_______	_______		_______	_______
Subtotal - International	$ 57,337	$ 44,834	27.9	$ 112,230	$ 84,209	33.3
	_______	_______		_______	_______
Total revenue	$ 236,985	$ 182,877	29.6%	$ 461,819	$ 349,880	32.0%
	_______	_______		_______	_______

Comparison of Three Months ended June 30, 2004 and 2003

Total Revenue. Total revenue in the second quarter of 2004 was $237.0 million, an increase of $54.1 million, or 29.6%, from the prior-year period. Foreign currency exchange movements favorably impacted revenue for the second quarter by 1.9%. The remaining growth in total revenue over the prior period was primarily due to the increased rental and sales volumes for V.A.C. wound healing devices and related disposables. The growth in V.A.C. was enhanced by the worldwide availability of the V.A.C.ATS and V.A.C. Freedom, increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.

Domestic Revenue. Total domestic revenue for the second quarter of 2004 was $179.6 million, an increase of $41.6 million, or 30.1%, from the prior-year period, due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.

      Total domestic V.A.C. revenue was $136.0 million, an increase of $41.6 million, or 44.1%, from the prior-year period. Domestic V.A.C. rental revenue of $101.4 million increased by $26.9 million, or 36.1%, due to a 42.4% increase in average units on rent for the quarter as compared to the prior-year quarter. This increase was partially due to continued market acceptance of the V.A.C.ATS and V.A.C Freedom systems introduced in late 2002, which have now been fully implemented in the United States, as well as increased awareness of the benefits of V.A.C. therapy. This increase was partially offset by decreased average V.A.C. rental pricing period over period due primarily to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in revenue movement from the rental classification to the sales classification. Domestic V.A.C. sales revenue of $34.6 million increased in the second quarter of 2004 by $14.7 million, or 74.3%, from the prior-year period, due to higher sales volumes for V.A.C. disposables, improved price realization from increased sales of our higher therapy V.A.C.ATS and V.A.C. Freedom disposables and a shift in pricing methodology for managed care organizations away from all-inclusive pricing.

      Domestic therapeutic surfaces/other revenue of $43.6 million in the second quarter of 2004 was substantially unchanged from the prior-year period. Domestic therapeutic surfaces rental revenue for the second quarter of 2004 of $37.3 million increased $1.1 million, or 3.0%, primarily due to a 4.8% price increase resulting from favorable product mix, partially offset by a 1.7% decrease in the average number of units on rent as compared to the prior-year period. The change in our domestic therapeutic surface rental product mix resulted from increased demand for our bariatric products, and our other higher therapeutic products, where fewer competitive alternatives exist.

International Revenue. Total international revenue for the second quarter of 2004 of approximately $57.3 million increased $12.5 million, or 27.9%, from the prior-year period as a result of increased V.A.C. demand and favorable foreign currency exchange movements. Favorable foreign currency exchange movements contributed 7.6% to the variance.

      Total international V.A.C. revenue in the second quarter of 2004 was $30.4 million, an increase of $11.4 million, or 60.0%, from the prior-year period. Foreign currency exchange movements favorably impacted international V.A.C. revenue by 10.5% over the prior year period. International V.A.C. rental revenue of $15.4 million increased in the second quarter of 2004 by $5.6 million, or 56.6%, due to a 37.8% increase in average units on rent per month, together with a 6.8% increase in average rental price due to favorable product mix changes. International V.A.C. sales revenue of $15.0 million increased in the second quarter of 2004 by $5.8 million, or 63.6%, from the prior-year period, due to increased sales volumes for V.A.C. disposables associated with increased V.A.C. system rentals along with increased price realization from the sale of higher therapy disposables associated with the V.A.C.ATS .

      International therapeutic surfaces/other revenue of $26.9 million for the second quarter of 2004 increased $1.1 million, or 4.2%, from the prior-year period. Favorable foreign currency exchange movements accounted for the majority of this variance as higher rental and sales volumes were offset by lower price realization due to competitive pressures.

Rental Expenses. Rental, or "field," expenses of $109.6 million for the second quarter of 2004 increased $21.7 million, or 24.6%, including the effect of foreign currency exchange rate fluctuations, from $87.9 million in the prior-year period. Field expenses are generally semi-variable and fluctuate with revenue. Field expenses, as a percentage of total rental revenue, were flat period-to-period. We are realizing efficiencies in our service model. However, these efficiencies were offset by our increasing investment in marketing, the impact of the revenue movement between the rental classification to the sales classification as a result of our all-inclusive pricing discussed above and the impact of foreign currency exchange movements on our international business.

Cost of Goods Sold. Cost of goods sold of $16.6 million in the second quarter of 2004 increased approximately $1.8 million, or 12.6%, from $14.7 million in the prior-year period due to increased sales of V.A.C. disposables. Sales margins increased to 73.0% in the second quarter of 2004 compared to 65.0% in the prior-year period due to the shift away from all-inclusive pricing arrangements with managed care organizations, favorable product mix changes and continued cost reductions resulting from our global supply contract for V.A.C. disposables.

Gross Profit. Gross profit of $110.9 million in the second quarter of 2004 increased $30.6 million, or 38.1%, from $80.3 million in the prior-year period due primarily to the period-to-period increase in revenue. Gross profit margin in the second quarter of 2004 was 46.8%, up from 43.9% in the prior-year period. Sales productivity gains and improved service efficiency combined with favorable product mix changes contributed to the margin expansion.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.8 million, or 32.1%, to $52.9 million in the second quarter of 2004 from $40.1 million in the prior-year period. As a percentage of total revenue, selling, general and administrative expenses increased to 22.3% in the second quarter of 2004 as compared to 21.9% in the prior-year period. The increase in selling, general and administrative expenses for the second quarter as a percentage of revenue relates to increased employer payroll taxes of $1.1 million associated with stock option exercises.

Research and Development Expenses. Research and development expenses, including clinical studies, increased approximately $2.7 million, or 61.9%, to $7.2 million for the current quarter compared to $4.4 million in the prior-year period due to our commitment to invest in research and development and clinical studies. As a percentage of total revenue, research and development expenses increased to 3.0% in the second quarter of 2004 as compared to 2.4% in the prior-year period.

Operating Earnings. Operating earnings for the second quarter of 2004, including expenses related to our stock offerings, increased approximately $12.5 million, or 34.9%, to $48.2 million compared to $35.8 million in the prior-year period. Operating margins for the second quarter of 2004, including expenses related to our stock offerings, increased from 19.6% in the prior-year quarter to 20.4%. Operating margins were unfavorably impacted by the expenses related to our stock offerings. Improvements in operating margins are due primarily to gross profit margin expansion driven by sales productivity gains, improved service efficiency and a change in our sales product mix to the higher therapeutic disposables associated with the V.A.C.ATS and V.A.C. Freedom.

Interest Expense. Interest expense in the second quarter of 2004 was $11.1 million compared to $8.1 million in the prior-year period. This increase is due to the payment of bond purchase premiums of $2.4 million and the write-off of $692,000 of loan issuance costs associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013. While our average outstanding total debt during the second quarter was higher than the prior year comparable quarter, our effective interest rate was lower totally offsetting the increase arising from our increased leverage. (See Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)

Net Earnings. Net earnings for the second quarter of 2004, including after tax expenses of $3.6 million related to our stock offerings and debt repayments, were $24.0 million, an increase of $5.0 million, or 26.4% from the prior-year period. The effective tax rate for the second quarter of 2004 was 36.0% compared to 37.5% for the same period a year ago. The income tax reduction is primarily attributable to a higher proportion of taxable income in lower tax jurisdictions.

Earnings per Share. Including after-tax expenses of $3.6 million related to our offerings and debt prepayments, we reported net earnings per diluted share of $0.34 for the first quarter compared to $0.25 in the prior year.

Comparison of Six Months ended June 30, 2004 and 2003

Total Revenue. Total revenue in the first six months of 2004 was $461.8 million, an increase of $111.9 million, or 32.0%, from the prior-year period. Foreign currency exchange movements favorably impacted revenue for the first six months of 2004 by 3.0%. The remaining increase over the prior year related primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables. The growth in V.A.C. was enhanced by the worldwide availability of the V.A.C.ATS and V.A.C. Freedom in the first six months of 2004, increased physician awareness of the benefits of V.A.C. therapy, and increased product adoption across wound types.

Domestic Revenue. Total domestic revenue for the first six months of 2004 was $349.6 million, an increase of $83.9 million, or 31.6%, from the prior-year period primarily due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.

      Total domestic V.A.C. revenue was $257.6 million, an increase of $80.8 million, or 45.7%, from the prior-year period. Domestic V.A.C. rental revenue of $191.4 million increased by $51.5 million, or 36.8%, due to a 45.6% increase in average units on rent per month for the six months as compared to the prior-year period. Average V.A.C. rental pricing decreased 6.5% period over period, due primarily to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in a revenue movement from the rental classification to the sales classification. Domestic V.A.C. sales revenue of approximately $66.3 million increased in the first six months of 2004 by $29.3 million, or 79.4%, from the prior-year period due to higher sales volume for V.A.C. disposables associated with V.A.C. system rentals, improved price realization from increased sales of our higher therapy disposables associated with the V.A.C.ATS and V.A.C Freedom and a shift in pricing methodology for managed care organizations.

      Domestic therapeutic surfaces/other revenue of $92.0 million increased in the first six months of 2004 by $3.1 million, or 3.5%, from the prior-year period. Therapeutic surfaces rental revenue for the first six months of 2004 of $77.0 million increased $3.1 million, or 4.2%, over the prior year primarily due to a 5.7% price increase resulting from changes in our product mix towards higher-therapy products, partially offset by a 1.9% decrease in the average number of units on rent per month as compared to the prior-year period.

International Revenue. Total international revenue for the first six months of 2004 of $112.2 million increased $28.0 million, or 33.3%, from the prior-year period as a result of increased V.A.C. demand, higher therapeutic surface rental revenue and favorable foreign currency exchange movements. Foreign currency exchange movements favorably impacted total international revenue by 12.7% over the prior year period.

      Total international V.A.C. revenue in the first six months of 2004 was $57.2 million, an increase of $22.3 million, or 64.0%, from the prior-year period. Favorable foreign currency exchange movements impacted international V.A.C. revenue by 15.5%. International V.A.C. rental revenue of $28.8 million increased in the first six months of 2004 by $11.1 million, or 63.0%, due to a 39.7% increase in average units on rent per month, together with a 5.6% increase in average rental price due to favorable product mix changes. Foreign currency exchange movements impacted international V.A.C. rental revenue favorably by 15.5%. International V.A.C. sales revenue of $28.4 million increased in the first six months of 2004 by $11.2 million, or 65.0%, from the prior-year period due to increased sales volume for V.A.C. disposables associated with increased V.A.C. system rentals along with increased price realization from the sale of higher therapy disposables associated with the V.A.C.ATS Foreign currency exchange movements impacted international V.A.C. sales revenue favorably by 15.9%.

      International therapeutic surfaces/other revenue of $55.1 million for the first six months of 2004 increased $5.7 million, or 11.6%, from the prior-year period. Favorable foreign currency exchange movements contributed 10.7% to the variance. The remaining variance over the prior year relates to a 15.6% increase in the average number of therapeutic surface rental units on rent, partially offset by a 10.7% decline in average rental pricing during the period. The decline in average rental price resulted primarily from competitive pressures and changes in product mix.

Rental Expenses. Rental, or "field," expenses of $215.0 million for the first six months of 2004 increased $47.7 million, or 28.5%, including the effect of foreign currency exchange rate movements, from $167.3 million in the prior-year period. Field expenses are generally semi-variable and fluctuate with revenue. Field expenses for the first six months of 2004 represented 63.0% of total rental revenue compared to 61.9% in the prior-year period. We are realizing efficiencies in our service model. However, these efficiencies were entirely offset by our increasing investment in marketing and the impact of foreign currency exchange movements on our international business. Also contributing to this variance was the impact of the shift from all-inclusive pricing, which had the effect of moving revenue from the rental classification to the sales classification.

Cost of Goods Sold. Cost of goods sold of $33.3 million in the first six months of 2004 increased approximately $5.0 million, or 17.5%, from $28.4 million in the prior-year period due to increased sales of V.A.C. disposables and foreign currency exchange rate variances. Sales margins increased to 72.3% in the first six months of 2004 compared to 64.4% in the prior-year period due to the shift away from all-inclusive pricing arrangements discussed above, favorable product mix changes along with continued cost reductions resulting from our global supply contract for V.A.C. disposables.

Gross Profit. Gross profit in the first six months of 2004 increased $59.3 million, or 38.4%, to $213.5 million from $154.2 million in the prior-year period. Gross profit margin in the first six months of 2004 was 46.2%, up from 44.1% in the prior-year period. Sales productivity gains and improved service efficiency combined with favorable product mix changes contributed to the margin expansion.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.9 million, or 32.5%, to $101.4 million in the first six months of 2004 from $76.5 million in the prior-year period. As a percentage of total revenue, selling, general and administrative expenses increased slightly to 22.0% in the first six months of 2004 as compared to 21.9% in the prior-year period. The increase in selling, general and administrative expenses as a percentage of total revenue relates primarily to the impact of foreign currency exchange rate variances partially offset by increased administration efficiencies realized throughout the organization.

Research and Development Expenses. Research and development expenses, including clincal studies, increased $5.4 million, or 61.4%, to $14.3 million for the first six months of 2004 compared to $8.9 million, in the prior-year period due to our commitment to invest in research and development and clinical studies. As a percentage of total revenue, research and development expenses increased to 3.1% in the first six months of 2004 as compared to 2.5% in the prior-year period.

Initial Public Offering Expenses. We paid bonuses totaling $19.3 million, including related payroll taxes, and incurred approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering. (See Note 2 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)

Operating Earnings. Operating earnings for the first six months of 2004, including expenses related to our stock offerings, increased $6.9 million, or 10.0%, to $75.7 million compared to $68.8 million in the prior-year period. Operating margins for the six months ended June 30, 2004, including expenses related to our stock offerings, declined from the prior year due to the expenses incurred in connection with our stock offerings. Excluding costs related to our stock offerings, our operating margins increased. (See Non-GAAP Financial Information.) Operating profit margin expansion, excluding stock offering costs, was driven by sales productivity gains, improved service efficiency and a change in our sales product mix to the higher therapeutic disposables associated with the V.A.C.ATS and V.A.C. Freedom.

Interest Expense. Interest expense in the first six months of 2004 was $29.9 million compared to $16.2 million in the prior-year period. This increase is due primarily to the payment of the bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013, the write-off of $4.0 million of loan issuance costs on debt retired during the period and an increase in our average outstanding debt due to the recapitalization completed by KCI in the third quarter of 2003. (See Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.)

Net Earnings. Net earnings for the first six months of 2004 were $29.5 million before preferred stock dividends, a decrease of $6.5 million, or 17.9% from the prior-year period due to after-tax expenses of $21.6 million related to our stock offerings and debt prepayments. After recognition of preferred stock dividends, KCI reported a net loss available to common shareholders of $36.1 million in the first six months of 2004. The effective tax rate for the first six months of 2004 was 36.0% compared to 37.5% for the same period a year ago. The income tax reduction is primarily attributable to a higher proportion of taxable income in lower tax jurisdictions.

Earnings per Share. Including after-tax expenses of $21.6 million and in-kind preferred stock dividends of $65.6 million associated with our stock offerings and debt prepayments, we reported a loss per diluted share, after dividends, of $0.63 for the first six months of 2004 compared to earnings per diluted share of $0.47 in the prior year.

Non-GAAP Financial Information

      On February 27, 2004, KCI completed an initial public offering ("IPO") of common stock. A total of 20.7 million shares of KCI common stock were sold in the IPO, including 3.5 million newly-issued shares. Upon the closing of the IPO, the Company accelerated recognition of in-kind preferred stock dividends and converted all outstanding shares of preferred stock into 19.2 million shares of common stock. On June 16, 2004, KCI completed a follow-on secondary stock offering of 16.1 million previously-issued common shares.

      On June 1, 2004, we made an optional prepayment of $30.0 million on our senior credit facility. During the second quarter of 2004, we also purchased $34.3 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $36.7 million plus approximately $926,000 in accrued but unpaid interest. In connection with these purchases, we wrote off $692,000 in loan issuance costs associated with the prepayment of these notes. As of June 30, 2004, $98.9 million of the notes remained outstanding and $397.6 million was outstanding under the senior credit facility.

      Supplementally, we have presented income statement items on a non-GAAP basis to exclude the impact of expenses and the acceleration of the in-kind preferred stock dividends incurred as result of our initial public offering, our secondary offering and debt prepayments. These non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a basis that better facilitates comparisons between the periods presented. Management uses this non-GAAP financial information, along with other GAAP information, for reviewing the operating results of its business segments and for analyzing potential future business trends. In addition, we believe investors may use the information in a similar fashion. A reconciliation of our GAAP income statement for the periods presented to the non-GAAP financial information provided is included below.

Three months ended June 2004

      Excluding expenses related to our stock offerings, operating earnings for the quarter ended June 30, 2004 increased $15.0 million, or 42.0%, over the prior-year period to $50.8 million. Operating margins for the second quarter of 2004, excluding expenses related to our stock offerings, were 21.4%, up from 19.6% in the prior year. Excluding expenses related to the debt repayments of $64.3 million during the second quarter, interest expense would have been essentially unchanged from the prior-year period. Our stock offerings and debt prepayments had the effect of reducing net earnings for the second quarter by $3.6 million, or $0.05 per diluted share. Excluding expenses associated with the stock offerings and debt prepayments, net earnings for the 2004 second quarter of $27.6 million, were up 45.1% from the same period a year ago. Earnings per diluted share, excluding expenses associated with the stock offerings and debt prepayments, were $0.39 in the quarter compared to $0.25 in 2003, a 56.0% improvement over the prior year.

Six months ended June 2004

      Excluding expenses related to our stock offerings, operating earnings for the six months ended June 30, 2004 increased $28.9 million, or 42.0%, over the prior-year period to $97.8 million. Operating margins for the first six months of 2004, excluding expenses related to our stock offerings, were 21.2%, up from 19.7% in the prior year. Excluding the bond call and purchase premiums and write-off of loan issuance costs associated with our debt prepayments, interest expense of $18.2 million increased $2.0 million, or 12.2%, from the prior-year period due to the increase in average debt outstanding during the period resulting from the leveraged recapitalization completed in August 2003. Net earnings for the first half of 2004, excluding expenses and preferred stock dividends associated with the stock offerings and debt prepayments, were $51.1 million, up 42.1% from net earnings of $35.9 million for the same period a year ago. Net earnings per diluted share, excluding expenses and dividends associated with the KCI stock offerings and debt prepayments, were $0.73 in the first six months of 2004 compared to $0.47, an increase of 55.3% from the prior year.

      The following tables set forth, for the periods indicated, a reconciliation of our offerings and debt prepayment-related adjustments to the GAAP condensed consolidated statement of earnings:
Reconciliation of Condensed Consolidated Statement of Earnings (1)
For the Three Months ended June 30,
(in thousands, except per share data)
(unaudited)

	2004
			Excluding
		Costs and	Costs and
		Expenses Related	Expenses Related
		to Offerings and	to Offerings and
		Debt Prepayments	Debt Prepayments	GAAP	%
	GAAP	(non-GAAP)	(non-GAAP)	2003	Change (2)
Revenue:
Rental	$ 175,579	$ -	$ 175,579	$ 140,854	24.7%
Sales	61,406	-	61,406	42,023	46.1
	_______	_______	_______	_______
Total revenue	236,985	-	236,985	182,877	29.6
	_______	_______	_______	_______
Rental expenses	109,572	-	109,572	87,911	24.6
Cost of goods sold	16,560	-	16,560	14,713	12.6
	_______	_______	_______	_______
Gross profit	110,853	-	110,853	80,253	38.1
Percent of total revenue	46.8%	-	46.8%	43.9%

Selling, general and administrative expenses	52,898	-	52,898	40,050	32.1
Research and development expenses	7,188	-	7,188	4,439	61.9
Initial public offering expenses	302	(302)	-	-	-
Secondary offering expenses	2,219	(2,219)	-	-	-
	_______	_______	_______	_______
Operating earnings	48,246	2,521	50,767	35,764	42.0
Percent of total revenue	20.4%	1.0%	21.4%	19.6%

Interest income	158	-	158	347	(54.5)
Interest expense	(11,050)	3,055	(7,995)	(8,050)	0.7
Foreign currency gain	201	-	201	2,368	(91.5)
	_______	_______	_______	_______
Earnings before income taxes	37,555	5,576	43,131	30,429	41.7
Income taxes	13,520	2,008	15,528	11,411	36.1
	_______	_______	_______	_______
Net earnings	$ 24,035	$ 3,568	$ 27,603	$ 19,018	45.1%
Percent of total revenue	10.1%	1.5%	11.6%	10.4%
	_______	_______	_______	_______
Net earnings per share:
Basic	$ 0.37		$ 0.42	$ 0.27	55.6%
	_______		_______	_______
Diluted	$ 0.34		$ 0.39	$ 0.25	56.0%
	_______		_______	_______
Weighted average shares outstanding:
Basic	65,087		65,087	71,070
	_______		_______	_______
Diluted	71,303		71,303	77,236
	_______		_______	_______

(1) These adjusted non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2) Percentage change reflects the percentage variance between the 2004 (non-GAAP) results, excluding offering and debt prepayment related costs and expenses, and the 2003 GAAP results.

Reconciliation of Condensed Consolidated Statement of Earnings (1)
For the Six Months ended June 30,
(in thousands, except per share data)

	2004
			Excluding
		Costs and	Costs and
		Expenses Related	Expenses Related
		to Offerings and	to Offerings and
		Debt Prepayments	Debt Prepayments	GAAP	%
	GAAP	(non-GAAP)	(non-GAAP)	2003	Change (2)
Revenue:
Rental	$ 341,487	$ -	$ 341,487	$ 270,296	26.3%
Sales	120,332	-	120,332	79,584	51.2
	_______	_______	_______	_______
Total revenue	461,819	-	461,819	349,880	32.0
	_______	_______	_______	_______
Rental expenses	214,978	-	214,978	167,290	28.5
Cost of goods sold	33,328	-	33,328	28,358	17.5
	_______	_______	_______	_______
Gross profit	213,513	-	213,513	154,232	38.4
Percent of total revenue	46.2%	-	46.2%	44.1%

Selling, general and administrative expenses	101,440	-	101,440	76,531	32.5
Research and development expenses	14,307	-	14,307	8,864	61.4
Initial public offering expenses	19,836	(19,836)	-	-	-
Secondary offering expenses	2,219	(2,219)	-	-	-
	_______	_______	_______	_______
Operating earnings	75,711	22,055	97,766	68,837	42.0
Percent of total revenue	16.4%	4.8%	21.2%	19.7%

Interest income	529	-	529	747	(29.2)
Interest expense	(29,894)	11,689	(18,205)	(16,228)	(12.2)
Foreign currency gain (loss)	(263)	-	(263)	4,156	(106.3)
	_______	_______	_______	_______
Earnings before income taxes	46,083	33,744	79,827	57,512	38.8
Income taxes	16,590	12,148	28,738	21,567	33.2
	_______	_______	_______	_______
Net earnings	$ 29,493	$ 21,596	$ 51,089	$ 35,945	42.1%
Percent of total revenue	6.4%	4.7%	11.1%	10.3%

Series A convertible preferred stock dividends	(65,604)	65,604	-	-	-
	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ (36,111)	$ 87,200	$ 51,089	$ 35,945	42.1%
Percent of total revenue	(7.8)%	18.9%	11.1%	10.3%
	_______	_______	_______	_______
Net earnings (loss) per share available
to common shareholders:
Basic	$ (0.63)		$ 0.89	$ 0.51	74.5%
	_______		_______	_______
Diluted	$ (0.63)		$ 0.73	$ 0.47	55.3%
	_______		_______	_______
Weighted average shares outstanding:
Basic	57,709		57,709	71,032
	_______		_______	_______
Diluted	57,709	(3)	69,850	76,904
	_______		_______	_______

(1) These adjusted non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2) Percentage change reflects the percentage variance between the 2004 (non-GAAP) results, excluding offering and debt prepayment related costs and expenses, and the 2003 GAAP results.
(3) Due to their antidilutive effect, 6,128 dilutive potential common shares from stock options and 6,013 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for the six months ended June 30, 2004.

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

Sources of Capital

      Based upon the current level of operations, we believe our existing cash resources as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for the next twelve months. During the first six months of 2004, our primary sources of capital were cash from operations and proceeds from our IPO. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	Six Months ended June 30,
	2004		2003

Net cash provided by operating activities	$ 49,475	(1)	$ 198,705	(2)
Net cash used by investing activities	(46,147)		(37,696)
Net cash used by financing activities	(83,567)	(3)	(114,010)	(4)
Effect of exchange rates changes on cash and cash equivalents	(332)		1,489
	______		_______
Net increase (decrease) in cash and cash equivalents	$ (80,571)		$ 48,488
	______		_______

      (1)  Cash flow from operations includes of $21.6 million of after-tax expenses associated with our stock offerings and debt prepayments. Working capital changes include a tax payment of $21.5 million primarily related to an anti-trust litigation settlement we reached in 2002. In addition, the current income tax payable reflects tax benefits of
            $10.4 million associated with our stock offerings and debt prepayments, which will be realized throughout 2004.
      (2) Includes receipt of $175.0 million related to anti-trust lawsuit settlement offset by tax payments on that settlement of
            $45.0 million. Excluding the impact of the antitrust lawsuit proceeds and related tax payment, net cash flow provided by operating activities was $68.7 million for the six month period ended June 30, 2003.
      (3) Includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, prepayment of
            $80.0 million on our senior credit facility and purchase of $106.1 million of our 7 3/8% Senior Subordinated Notes due 2013.
      (4) Includes payment of $107.0 million of indebtedness on the previously-existing senior credit facility utilizing funds received related to anti-trust lawsuit settlement.

      At June 30, 2004, cash and cash equivalents of $75.5 million were available for general corporate purposes. In addition, availability under the revolving portion of our senior credit facility was $86.2 million, net of $13.8 million in letters of credit.

Working Capital

      At June 30, 2004, we had current assets of $362.0 million and current liabilities of $161.5 million resulting in a working capital surplus of $200.5 million, compared to a surplus of $227.6 million at December 31, 2003. The reduction in our working capital balance of $27.1 million was related primarily to the prepayment of $186.1 million in long-term debt using the net proceeds received in the IPO and cash on hand.

      Net cash flow from operating activities for the first six months of 2004 was $49.5 million as compared to $198.7 million for the prior-year period. Net cash flow for the first six months of 2004 includes reductions related to our stock offerings and debt prepayments of $53.5 million as described above. Net cash flow from operating activities for the first six months of 2003 includes the receipt of $175.0 million as the first installment of a two-part antitrust settlement partially offset by associated tax payments of $45.0 million. Excluding the impact of our stock offerings and debt prepayments and our anti-trust settlement on net earnings and working capital, net cash flow from operations for the six month periods ended June 30, 2004 and 2003 was $103.0 million and $68.7 million, respectively, an increase of $34.3 million, or 49.9%. On a recurring basis, the increase in net cash flow from operations for the six months ended June 30, 2004 over the prior year comparable period relates to higher earnings and better working capital management.

      We expect rental and sales volumes for V.A.C. systems and related disposables to continue to increase. We believe that a significant portion of this increase will occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third-party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles, which we believe have been effective and will continue to improve our collection turnaround times. As of June 30, 2004, we had $214.6 million of receivables outstanding, net of reserves of $44.4 million for doubtful accounts and $13.4 million for Medicare V.A.C. receivables prior to October 1, 2000. At June 30, 2004, our receivables, exclusive of related reserves and our Medicare receivables prior to October 1, 2000, were outstanding for an average of 82 days which decreased from 85 days as of December 31, 2003.

Capital Expenditures

      During the first six months of 2004 and 2003, we made capital expenditures of $42.4 million and $34.4 million, respectively. The period-to-period increase is due primarily to purchases of materials for V.A.C. systems and other high demand rental products. As of June 30, 2004, we have commitments to purchase new product inventory of $25.5 million over the next twelve months. Other than commitments for new product inventory, we have no material long-term purchase commitments as of the end of the period.

Debt Service

      As of June 30, 2004, scheduled principal payments under our senior credit facility for the years 2004, 2005 and 2006 are $2.0 million, $4.0 million and $4.0 million, respectively. To the extent that we have excess cash, we may use it to reduce our outstanding debt.

Senior Credit Facility

      Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility. During the second quarter of 2004, we made a $30.0 million prepayment on our senior credit facility. The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2004 (dollars in thousands):

Amount Available
		Amounts	For Additional
Senior Credit Facility	Effective Interest Rate	Outstanding	Borrowing
Revolving credit facility	-	$ -	$ 86,176 (2)
Term loan facility	4.38% (1)	397,600	-
		______	______
Total		$ 397,600	$ 86,176
		______	______

(1) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2004 was 3.59%.
(2) At June 30, 2004, amounts available under the revolving portion of our credit facility reflected a reduction of
       $13.8 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

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

      During the second quarter of 2004, we repurchased $34.3 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $36.7 million plus approximately $926,000 in accrued but unpaid interest. In connection with these repurchases, we wrote off $692,000 in loan issuance costs associated with the prepayment of these notes. As of June 30, 2004, $98.9 million of the notes remained outstanding. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

      At December 31, 2003 the fair values of our interest rate swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million. Due to subsequent movements in interest rates, as of June 30, 2004, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of approximately $1.3 million. During the first six months of 2004 and 2003, we recorded interest expense of approximately $2.4 million and $770,000, respectively, as a result of interest rate protection agreements.

Long-Term Commitments

      We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments.   We entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables. This supply agreement has a three-year term, beginning October 2002, with an automatic extension for an additional twelve months if neither party gives notice of termination. The agreement does not contain any firm purchase commitments for inventory in excess of our current purchase orders.

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

      The competition for our V.A.C. systems in wound healing and tissue repair consists mainly of wound-healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care. As the market for, and revenues generated by, the V.A.C. expands, we believe additional competitors may introduce products designed to mimic the V.A.C. BlueSky Medical Corporation and several have filed suit against BlueSky and related parties seeking to prohibit their continued marketing and sales of the devices, which we believe infringe our patent rights. We have also taken legal action in Europe to defend the V.A.C. from inappropriate competition. If a product similar to any V.A.C. system is introduced into the market by a legitimate competitor and protections afforded us under applicable law are not adequate to prevent the rental or sale of the product, we could lose market share or experience downward pricing pressure.

      Our primary competitor in the therapeutic surface business is Hill-Rom Company, whose financial and other resources substantially exceed those available to us. In Europe, we also face surfaces competition from Huntleigh Healthcare and Pegasus Limited.

      In medical technology, two types of competitive actions pose particularly important risks for potential market share loss. Significant technological innovations can result in substantial swings in market share if we are not able to launch comparably innovative products within months of a competitor's innovation. Similarly, significant changes in market share may also occur if competitors obtain sole-source contracts with a substantial proportion of GPOs, large health care providers or third-party payers, effectively limiting our market access. Although we are unaware of any current material competitive developments, future competitive initiatives by our competitors could result in the loss of market share, leading to lower growth rates and ultimately to reduced profitability.

      Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting our intellectual property, particularly our rights to the Wake Forest patents that we rely on in our V.A.C. business, our competitive position would be harmed.

      We place considerable importance on obtaining and maintaining patent protection for our products, particularly, our rights to the Wake Forest patents that we rely on in our V.A.C. business. We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by us, or licensed to us, may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. We would incur substantial costs and diversion of management resources if we have to assert or defend our patent rights against others. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our products. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so.

      For example, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was recently subject to an opposition proceeding before the Opposition Division of the European Patent Office. Pursuant to a recent ruling, the patent was upheld, but was corrected to expand the range of pressures covered by the patent from 0.10-0.99 atmospheres to 0.01-0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. KCI and the two companies who initiated the opposition proceeding have filed notices of appeal. We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base. Revenue for the V.A.C. product lines in Europe was $45.3 million for the six months ended June 30, 2004.

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

      Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage of V.A.C. and cause our V.A.C. revenue to suffer.

      If any of our V.A.C. systems fail to demonstrate statistically significant clinical efficacy in any of our ongoing clinical studies when compared to traditional therapies, our ability to further penetrate the advanced wound care market may be negatively impacted as physicians may choose not to use V.A.C. therapy as a wound treatment. Furthermore, adverse clinical results from these trials would hinder the ability of V.A.C. to achieve standard-of-care designation, which could slow the adoption of V.A.C. across all targeted wound types. As a result, usage of V.A.C. may decline and cause our revenue to suffer.

      The Agency for Healthcare Research and Quality ("AHRQ") has assigned a technology assessment on negative pressure therapies for wound healing to the Blue Cross Blue Shield Association Technology Evaluation Center. We have provided AHRQ with an extensive set of clinical documentation on our negative pressure wound therapies and systems and we expect that the technology assessment will be issued in mid-2005. Although the technology assessment will not have any legal or binding effect, any technology assessment which is negative, in whole or part, could cause usage of our V.A.C. systems to decline.

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

      Also, in December 2002, we submitted a written request to the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs, in which we requested clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. In September 2003, we learned that one of the DMERCs published in its regional newsletter an interpretation of the policy consistent with its June response. The other three DMERCs later published the same interpretation. Also in September 2003, we began to experience an increase in Medicare Part B denials for V.A.C. placements. We provided the medical directors with responses to their interpretation and have spoken to one of the DMERC medical directors to support our interpretation of the policy. On December 5, 2003, the DMERC medical directors responded to our letter. In their response, the medical directors reiterated their interpretation. In essence, the medical directors provided: (1) that the Negative Pressure Wound Therapy policy generally does not cover wounds of less than 0.5 cm in depth, use of Negative Pressure Wound Therapy for more than four months, or wounds where there has not been any wound healing progress due to an intervening spell of illness; (2) that only measurements of width, length and depth may be used to demonstrate wound healing progress (which is required to justify continuing medical necessity for additional cycles of use); and (3) technical responses to issues concerning the delivery of the V.A.C. pump and ordering of disposables. We have responded to the most recent letter from the medical directors in an effort to clarify the policy while at the same time maintaining coverage for all Medicare Part B beneficiaries for whom V.A.C. treatment is medically necessary. We are continuing a dialogue with the DMERC medical directors on these issues and the tone of the discussions has been constructive and positive. In the event that the medical directors do not agree to revise their interpretations on these issues, the rate of V.A.C. revenue growth would be impacted. Although difficult to predict, we believe the reimbursement issues addressed by the medical directors relate to approximately 20% of our annual V.A.C. Medicare revenue or about 2.2% of our overall annual revenue.

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

      We obtain some of the components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables. This supply agreement has a three-year term, beginning in October 2002, with an automatic extension for an additional twelve months if neither party gives notice of termination. V.A.C. disposables represented 20% of our revenue for the six months ending June 30, 2004. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenues from decreased V.A.C. rentals. We maintain an inventory of disposables sufficient to support our business for six weeks in the United States and eight weeks in Europe. If we lose any supplier (including any sole-source supplier), we would be required to obtain one or more replacement suppliers and may be required to conduct a significant level of product development to incorporate new parts into our products. The need to change suppliers or to alternate between suppliers might cause material delays in delivery or significantly increase costs.

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

      Current or future litigation could expose us to significant costs associated with adverse judgments.

      The manufacturing and marketing of medical products necessarily entail an inherent risk of product liability claims and the company carries product liability insurance to mitigate such risks. In addition, we are currently defendants in several other legal actions, including two patent infringement suits. In the event of an adverse judgment in any of these cases, we could be responsible for a large litigation damage award.

Risks Related to Our Capital Structure

      Our substantial indebtedness could adversely affect our financial condition.

      We have a significant amount of debt. As of June 30, 2004, we had $499.7 million of outstanding indebtedness (long-term debt and capital lease obligations) and a shareholders' deficit of $77.4 million. This level of indebtedness could have important consequences, including the following:

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

      Due to the large amount of principal and interest payments due under our debt agreements, we may not generate enough cash from our operations to meet these obligations or to fund other liquidity needs. Our interest rate swap agreements effectively convert a portion of our variable-rate borrowings to a fixed rate basis through 2006, thus reducing the impact of changes on future interest expense. Approximately 88.0% of our outstanding variable-rate borrowings as of June 30, 2004 have been hedged through the designation of interest rate swap agreements classified as cash flow hedges. If market interest rates for similar borrowings had averaged 1% more than they did at June 30, 2004, our interest expense for the six months ended June 30, 2004, after considering the effects of our interest rate swaps, would have increased, and earnings before taxes would have decreased by approximately $480,000. Our ability to generate cash in the future is, to some extent, subject to risks and uncertainties that are beyond our control. If we are unable to meet our debt obligations, we may need to refinance all or a portion of our indebtedness, sell assets or raise funds in the capital markets. Our ability to refinance will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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
   - requirements for the approval of at least two thirds of our outstanding common and preferred shares (on an as-
      converted basis) to amend our articles of incorporation;
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

      A significant portian of our voting stock is controlled by three principal shareholders whose interests may conflict with those of our other shareholders.

      As of June 30, 2004, Fremont Partners, L.P., Dr. James R. Leininger and Blum Capital Partners, L.P., and their respective affiliates collectively own 38.3% of our outstanding shares of voting stock. As a result of this ownership, Fremont Partners, Dr. Leininger and Blum Capital Partners maybe able to direct our affairs and to greatly influence any matter requiring the approval of our shareholders. Such matters include the election of directors, the adoption of amendments to our articles of incorporation and by-laws and approval of mergers or sales of substantially all our assets. The interests of our principal shareholders may conflict with the interests of our other shareholders.

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

      Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of June 30, 2004, we have seven interest rate swap agreements pursuant to which we have fixed the rates on $350.0 million, or 88.0%, of our variable rate debt as follows:

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

      The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of June 30, 2004. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of June 30, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ -	$ 150	$ 150	$ -	$ -	$ 98,948	$ 99,248	$ 104,195
Average interest rate	-	7.000%	7.000%	-	-	7.375%	7.374%
Variable rate	$ 2,008	$ 4,016	$ 4,016	$ 4,016	$ 4,016	$ 379,528	$ 397,600	$ 397,600
Average interest rate	3.59%	3.59%	3.59%	3.59%	3.59%	3.59%	3.59%
Interest rate swaps (1)
Variable to fixed	$ 100,000	$ 100,000	$ 150,000	$ -	$ -	$ -	$ 350,000	$ 1,282
Average pay rate	2.375%	2.143%	2.774%	-	-	-	2.480%
Average receive rate	1.59%	1.59%	1.59%	-	-	-	1.59%

(1) Interest rate swaps are included in the variable rate debt under long-term debt.

Foreign Currency and Market Risk

      We have direct operations in Western Europe, Canada, Australia, Singapore and South Africa and distributor relationships in many other parts of the world. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $13.7 million for the six months ended June 30, 2004. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2004 would change our net income for the six months ended June 30, 2004 by approximately $670,000. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Set forth below is a description of recent developments in our legal proceedings. For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K under the caption "Part I. Item 3. Legal Proceedings."

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities

      None.

Recent Sales of Unregistered Securities

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

        A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
3.2	Third Amended and Restated By-Laws of KCI (filed as Exhibit 3.6 to Amendment No. 1 to our Registration Statement on Form S-1 filed on February 2, 2004, as thereafter amended).
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

4.3

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

4.4

Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).

4.5	Agreement Among Shareholders, dated as of November 5, 1997 (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on December 19, 1997).
4.6	Joinder and Amendment Agreement, dated as of June 25, 2003 (filed as Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-4 filed on October 24, 2004, as thereafter amended).
4.7	Waiver and Consent, effective as of September 27, 2002 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
4.8	Amendment and Waiver, dated as of August 11, 2003 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
4.9	Amendment, Acknowledgement and Waiver (Agreement Among Shareholders) (filed as Exhibit 10.35 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
10.1	Premier Purchasing Partners, L.P. V.A.C. Group Purchasing Agreement, effective April 1, 2004.
*31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.
*31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 13, 2004.

*Exhibit filed herewith.
**Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission..

(b)   Reports on Form 8-K

             1.   Current Report on Form 8-K dated May 5, 2004. Regulation FD disclosure furnishing a press release detailing financial results for the three months ended March 31, 2004 and certain other information.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     KINETIC CONCEPTS, INC.
                                                                                     (REGISTRANT)

Date: August 13, 2004                                                 By:   /s/ DENNERT O. WARE
                                                                                      Dennert O. Ware
                                                                                      President and Chief Executive Officer
                                                                                      (Duly Authorized Officer)

Date: August 13, 2004                                                 By:   /s/ MARTIN J. LANDON
                                                                                      Martin J. Landon
                                                                                      Vice President and Chief Financial Officer
                                                                                       (Principal Financial and Accouting Officer)