Form 10-Q
period 2004-09-30
KINETIC CONCEPTS INC /TX/
filed 2004-11-12
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common Stock:  68,424,459 shares as of November 9, 2004

KINETIC CONCEPTS, INC.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

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

      These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These risks include the fluctuations in our operating results and the possible inability to meet our expectations or those of our analysts in future periods; intense and growing competition we face; our dependence on our intellectual property; our dependence on new technology; the clinical efficacy of the V.A.C. relative to alternate devices or therapies; and third party reimbursement policies and collections.  You should also consider the risk factors and uncertainties under the caption “Risk Factors” among other things, in evaluating KCI’s prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. KCI disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, unless the context requires otherwise, the words "we," "our," "us," and "KCI" refer to Kinetic Concepts, Inc., together with its consolidated subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 71,536	$ 156,064
Accounts receivable, net	238,635	199,938
Inventories, net	33,350	32,253
Deferred income taxes	24,315	22,749
Prepaid expenses and other current assets	11,586	11,811
	_______	_______
Total current assets	379,422	422,815

Net property, plant and equipment	168,573	145,208
Loan and preferred stock issuance costs, less accumulated amortization
of $2,493 in 2004 and $1,014 in 2003	12,243	19,779
Goodwill	48,791	48,797
Other assets, less accumulated amortization of $8,805 in 2004 and $8,190 in 2003	28,533	28,497
	_______	_______
	$ 637,562	$ 665,096
	_______	_______
Liabilities and Shareholders' Deficit:
Current liabilities:
Accounts payable	$ 30,228	$ 34,386
Accrued expenses and other	126,806	115,054
Current installments of long-term debt	3,873	4,800
Current installments of capital lease obligations	1,501	1,576
Income taxes payable	3,217	39,403
	_______	_______
Total current liabilities	165,625	195,219

Long-term debt, net of current installments	461,873	678,100
Capital lease obligations, net of current installments	1,292	1,351
Deferred income taxes	29,570	26,566
Deferred gain, sale of headquarters facility	8,380	9,183
Other non current liabilities	213	212
	_______	_______
	666,953	910,631
Series A convertible preferred stock, 0 issued and outstanding
at September 30, 2004 and 264 at December 31, 2003	-	261,719

Shareholders' equity (deficit):
Common stock; authorized 225,000 at September 30, 2004 and 150,000 at
December 31, 2003; issued and outstanding 67,328 at September 30, 2004
and 41,270 at December 31, 2003	67	41
Additional paid-in capital	482,253	1,157
Deferred compensation	(1,531)	185
Retained deficit	(522,257)	(518,955)
Accumulated other comprehensive income	12,077	10,318
	_______	_______
Shareholders' deficit	(29,391)	(507,254)
	_______	_______
	$ 637,562	$ 665,096
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Rental	$ 188,637	$ 151,159	$ 530,124	$ 421,455
Sales	68,525	46,883	188,857	126,467
	_______	_______	_______	_______
Total revenue	257,162	198,042	718,981	547,922

Rental expenses	115,072	92,518	330,050	259,808
Cost of goods sold	18,816	18,052	52,144	46,410
	_______	_______	_______	_______

Gross profit	123,274	87,472	336,787	241,704

Selling, general and administrative expenses	59,078	41,946	160,518	118,477
Research and development expenses	7,544	6,755	21,851	15,619
Initial public offering expenses	-	-	19,836	-
Secondary offering expenses	-	-	2,219	-
Recapitalization expenses	-	69,955	-	69,955
	_______	_______	_______	_______
Operating earnings (loss)	56,652	(31,184)	132,363	37,653

Interest income	214	186	743	933
Interest expense	(7,566)	(25,334)	(37,460)	(41,562)
Foreign currency gain	1,964	1,527	1,701	5,683
	_______	_______	_______	_______
Earnings (loss) before income taxes (benefit)	51,264	(54,805)	97,347	2,707

Income taxes (benefit)	18,455	(20,552)	35,045	1,015
	_______	_______	_______	_______
Net earnings (loss)	$ 32,809	$ (34,253)	$ 62,302	$ 1,692

Series A convertible preferred stock dividends	-	(3,427)	(65,604)	(3,427)
	_______	_______	_______	_______
Net earnings (loss) available to common shareholders	$ 32,809	$ (37,680)	$ (3,302)	$ (1,735)
	_______	_______	_______	_______
Net earnings (loss) per share available to common shareholders:
Basic	$ 0.49	$ (0.74)	$ (0.05)	$ (0.03)
	_______	_______	_______	_______
Diluted	$ 0.46	$ (0.74)	$ (0.05)	$ (0.03)
	_______	_______	_______	_______
Weighted average shares outstanding:
Basic	66,767	51,139	60,751	64,398
	_______	_______	_______	_______
Diluted	71,774	51,139	60,751	64,398
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$ 62,302	$ 1,692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43,114	34,491
Provision for uncollectible accounts receivable	7,904	5,132
Amortization of deferred gain on sale of headquarters facility	(803)	(782)
Write-off of deferred loan issuance costs	5,127	5,233
Non-cash amortization of stock award to directors	218	92
Tax benefit related to exercise of stock options	42,402	-
Non-cash accrual of recapitalization expenses	-	8,907
Change in assets and liabilities:
Increase in accounts receivable, net	(46,476)	(21,638)
Decrease in other accounts receivable	-	175,000
Decrease (increase) in inventories	(1,059)	7,397
Decrease in current deferred income taxes	(1,566)	(66,838)
Decrease (increase) in prepaid expenses and other current assets	527	(6,662)
Increase (decrease) in accounts payable	(4,147)	2,824
Increase in accrued expenses	20,657	22,910
Decrease in income taxes payable	(36,186)	(14,615)
Increase (decrease) in deferred income taxes, net	2,058	(126)
Net cash provided by operating activities	94,072	153,017
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(63,849)	(56,649)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(2,200)	800
Dispositions of property, plant and equipment	1,471	1,590
Business acquisitions, net of cash acquired	-	(2,224)
Increase in other assets	(642)	(351)
Net cash used by investing activities	(65,220)	(56,834)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long-term, capital lease and other obligations	(217,289)	(116,100)
Proceeds from exercise of stock options	9,556	903
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-
Stock issuance costs	(10,604)	-
Recapitalization:
Payoff of long-term debt and bonds	-	(408,226)
Proceeds from issuance of new debt and bonds	-	685,000
Proceeds from issuance of Series A convertible preferred stock, net	-	258,017
Purchase of common stock	-	(509,597)
Debt and preferred stock issuance costs	-	(20,729)
Net cash used by financing activities	(113,337)	(110,732)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(43)	1,192
	_______	_______
Net decrease in cash and cash equivalents	(84,528)	(13,357)
Cash and cash equivalents, beginning of period	156,064	54,485
	_______	_______
Cash and cash equivalents, end of period	$ 71,536	$ 41,128
	_______	_______
Cash paid during the nine months for:
Interest	$ 29,701	$ 34,657
Income taxes	$ 30,724	$ 83,812	(1)
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 6,443	$ 334

        1)  This amount includes $66.8 million of income taxes paid related to the Hillenbrand antitrust settlement.

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2004 presentation.

(b)     Stock-Based Compensation

      We use the intrinsic value method to account for our stock compensation plans. If the compensation cost for our stock-based employee compensation plans had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings (loss) available to common shareholders and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (in thousands, except for earnings (loss) per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings (loss) available to common shareholders
as reported	$ 32,809	$ (37,680)	$ (3,302)	$ (1,735)
	______	______	______	______
Pro forma net earnings available to common shareholders:
Net earnings (loss) available to common
shareholders as reported	$ 32,809	$ (37,680)	$ (3,302)	$ (1,735)
Compensation expense under intrinsic method	67	42,209	140	43,855
Compensation expense under fair value method	(764)	(3,957)	(1,970)	(4,732)
	______	______	______	______
Pro forma net earnings (loss) available to common shareholders	$ 32,112	$ 572	$ (5,132)	$ 37,388
	______	______	______	______
Net earnings (loss) per share available to common shareholders as reported:
Basic	$ 0.49	$ (0.74)	$ (0.05)	$ (0.03)
Diluted	$ 0.46	$ (0.74)	$ (0.05)	$ (0.03)

Pro forma net earnings (loss) per share available to common shareholders:
Basic	$ 0.48	$ 0.01	$ (0.08)	$ 0.58
Diluted	$ 0.45	$ 0.01	$ (0.08)	$ 0.51

      We are not required to apply, and have not applied, the method of accounting prescribed by SFAS 123 to stock options granted prior to January 1, 1995. Moreover, the pro forma compensation cost reflected above may not be representative of future compensation expense.

      In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.”  This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant.  Based on recent decisions made by the FASB, the statement would be effective for KCI on July 1, 2005.  The proposal is highly controversial and subject to public comment.  Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

      During the three and nine-month periods ended September 30, 2004, we issued approximately 664,000 and 3.4 million shares of common stock, respectively, under our stock-based compensation plans primarily through option exercises.  During the three and nine-month periods ended September 30, 2004, we granted approximately 37,000 and 956,000 options, respectively, to purchase shares of common stock under our stock-based compensation plans.

(c)     Other Significant Accounting Policies

       For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2003.

(2)      RECENT PUBLIC STOCK OFFERINGS

      On February 27, 2004, we completed an initial public offering (“IPO”) of our common stock, through which we sold 3.5 million newly‑issued shares and selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share.  Net proceeds from the IPO to KCI were $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million.  In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of our debt, which was included in interest expense.

      As part of the IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into approximately 19.2 million shares of common stock.

      On June 16, 2004, we completed a secondary offering of our common stock through which selling shareholders sold an aggregate of 16.1 million existing shares at a price of $47.50 per share.  KCI did not sell any shares or receive any proceeds in the offering. We incurred $2.2 million of expenses related to the secondary offering.

(3)      SUPPLEMENTAL BALANCE SHEET DATA

      Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Trade accounts receivable:
Medical facilities	$ 141,756	$ 123,016

Third-party payers:
Medicare / Medicaid	47,949	36,392
Managed care, insurance and other	91,994	75,059
	_______	_______
	281,699	234,467

Medicare V.A.C. receivables prior to October 1, 2000	13,445	13,445
Employee and other receivables	1,677	1,724
	_______	_______
	296,821	249,636

Less: Allowance for doubtful accounts	(44,741)	(36,253)
Allowance for Medicare V.A.C. receivables
prior to October 1, 2000	(13,445)	(13,445)
	_______	_______
	$ 238,635	$ 199,938
	_______	_______

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories are comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003

Finished goods	$ 9,305	$ 8,632
Work in process	2,322	2,847
Raw materials, supplies and parts	37,418	33,477
	______	______
	49,045	44,956

Less: Amounts expected to be converted
into equipment for short-term rental	(11,200)	(9,000)
Reserve for excess and obsolete
Inventory	(4,495)	(3,703)
	______	______
	$ 33,350	$ 32,253
	______	______

(4)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

Senior Credit Facility

      On September 30, 2004, we made an optional prepayment of $30.0 million on our senior credit facility and our remaining outstanding balance as of September 30, 2004 was $367.6 million.

7 3/8% Senior Subordinated Notes due 2013

      During the third quarter of 2004, we purchased $1.1 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $1.2 million.  As of September 30, 2004, $97.8 million principal amount of the notes remained outstanding. Wemay purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

(5)      EARNINGS (LOSS) PER SHARE

      The following table sets forth the reconciliation from basic to diluted weighted average common shares and the calculations of net earnings (loss) per common share for the periods presented.  Net earnings (loss) per share was calculated using the weighted average number of common shares outstanding.  (See Note 1 (b).)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings (loss)	$ 32,809	$ (34,253)	$ 62,302	$ 1,692
Series A convertible preferred stock dividends	-	(3,427)	(65,604)	(3,427)
	______	______	______	______
Net earnings (loss) available to common shareholders	$ 32,809	$ (37,680)	$ (3,302)	$ (1,735)
	______	______	______	______
Weighted average shares outstanding:
Basic	66,767	51,139	60,751	64,398
Dilutive potential common shares from stock options (1)	5,007	-	-	-
Dilutive potential common shares from preferred stock conversion (1)	-	-	-	-
	______	______	______	______
Diluted	71,774	51,139	60,751	64,398
	______	______	______	______
Basic net earnings (loss) per common share available to
common shareholders	$ 0.49	$ (0.74)	$ (0.05)	$ (0.03)
	______	______	______	______
Diluted net earnings (loss) per common share available to
common shareholders	$ 0.46	$ (0.74)	$ (0.05)	$ (0.03)
	______	______	______	______

(1) Due to their antidilutive effect, 6,458 dilutive potential common shares from stock options and 8,485 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the three months ended
      September 30, 2003.  In addition, due to their antidilutive effect, 5,606 and 5,763 dilutive potential common shares from stock options and 3,994 and 2,860 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the nine months ended September 30, 2004 and 2003, respectively.

(6)      OTHER COMPREHENSIVE INCOME

      The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the three months ended September 30, 2004 and 2003 was $34.2 million and a loss of $34.1 million, respectively.  For the nine months ended September 30, 2004 and 2003, comprehensive income was $64.1 million and $6.5 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment.

(7)      COMMITMENTS AND CONTINGENCIES

      We are party to a number of legal proceedings for which provisions have been made, where necessary, in our financial statements to cover estimated costs.  For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Part I.  Item 3. Legal Proceedings.”  For a description of recent developments in our legal proceedings for the third quarter of 2004, please see “Part II.  Item 1. Legal Proceedings,” within this report.  Other than commitments for new product inventory, including disposable "for sale" products of $12.7 million, we have no material long-term capital commitments.

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of therapeutic systems and surfaces throughout the United States and in 16 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

      We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines - V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  No discrete financial information is available for our product lines other than revenue.  Our product lines are marketed and serviced by the same infrastructure and, as a result, we do not manage our business by product line but rather by geographical segments.  We use operating earnings (loss) to measure segment profit.  We define operating earnings (loss) as net earnings (loss) before interest income or expense, foreign currency gain and income taxes (benefit).  All intercompany transactions are eliminated in computing revenue and operating earnings (loss).  Prior years have been made to conform with the current presentation.

      Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
USA
V.A.C.	$ 148,759	$ 105,861	$ 406,397	$ 282,651
Therapeutic surfaces/other	44,286	45,368	136,237	134,249
	_______	_______	_______	_______
Subtotal - USA	193,045	151,229	542,634	416,900

International
V.A.C.	36,762	21,781	93,915	56,628
Therapeutic surfaces/other	27,355	25,032	82,432	74,394
	_______	_______	_______	_______
Subtotal - International	64,117	46,813	176,347	131,022
	_______	_______	_______	_______
	$ 257,162	$ 198,042	$ 718,981	$ 547,922
	_______	_______	_______	_______
Operating earnings (loss):
USA	$ 75,473	$ 52,919	$ 202,653	$ 144,654
International	9,303	5,264	22,955	16,368
Initial public offering expenses	-	-	(19,836)	-
Secondary offering expenses	-	-	(2,219)	-
Recapitalization expense	-	(69,955)	-	(69,955)

Other (1):
Executive	(7,860)	(2,900)	(16,514)	(12,239)
Finance	(7,376)	(4,849)	(20,092)	(14,773)
Manufacturing/Engineering	(2,323)	(2,186)	(5,987)	(4,445)
Administration	(10,565)	(9,477)	(28,597)	(21,957)
	_______	_______	_______	_______
Total other	(28,124)	(19,412)	(71,190)	(53,414)
	_______	_______	_______	_______
	$ 56,652	$ (31,184)	$ 132,363	$ 37,653
	_______	_______	_______	_______

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included inselling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

(9)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $97.8 million of the notes remained outstanding as of September 30, 2004.

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

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2004 and December 31, 2003 and the related condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, respectively.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 25,050	$ 46,486	$ -	$ 71,536
Accounts receivable, net	-	181,084	63,208	(5,657)	238,635
Inventories, net	-	17,726	15,624	-	33,350
Deferred income taxes	-	21,530	2,785	-	24,315
Prepaid expenses and other current assets	-	6,820	6,553	(1,787)	11,586
	_______	_______	_______	_______	_______
Total current assets	-	252,210	134,656	(7,444)	379,422

Net property, plant and equipment	-	114,884	63,783	(10,094)	168,573
Loan and preferred stock issuance costs, net	-	12,243	-	-	12,243
Goodwill	-	39,779	9,012	-	48,791
Other assets, net	-	28,323	10,935	(10,725)	28,533
Intercompanyinvestments and advances	(29,377)	520,557	16,830	(508,010)	-
	_______	_________	_______	_______	_______
	$ (29,377)	$ 967,996	$ 235,216	$ (536,273)	$ 637,562
	_______	_________	_______	_______	_______
Liabilities and Shareholders'
Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 22,883	$ 7,345	$ -	$ 30,228
Accrued expenses and other	14	95,449	31,343	-	126,806
Current installments of long-term debt	-	3,873	-	-	3,873
Current installments of capital
lease obligations	-	-	1,501	-	1,501
Intercompany payables	-	-	23,233	(23,233)	-
Income taxes payable	-	5,005	-	(1,788)	3,217
	_______	_______	_______	_______	_______
Total current liabilities	14	127,210	63,422	(25,021)	165,625

Long-term debt, net of current installments	-	461,873	-	-	461,873
Capital lease obligations, net of current
installments	-	-	1,292	-	1,292
Intercompanypayables, noncurrent	-	(25,832)	25,832	-	-
Deferred income taxes	-	29,570	-	-	29,570
Deferred gain, sale of headquarters facility	-	8,380	-	-	8,380
Other noncurrent liabilities	-	10,938	-	(10,725)	213
	_______	_______	_______	_______	_______
	14	612,139	90,546	(35,746)	666,953
Shareholders' equity (deficit)	(29,391)	355,857	144,670	(500,527)	(29,391)
	_______	_______	_______	_______	_______
	$ (29,377)	$ 967,996	$ 235,216	$ (536,273)	$ 637,562
	_______	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 2003
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 129,695	$ 26,369	$ -	$ 156,064
Accounts receivable, net	-	153,199	49,903	(3,164)	199,938
Inventories, net	-	17,114	15,139	-	32,253
Deferred income taxes	-	22,749	-	-	22,749
Prepaid expenses and other current assets	-	9,594	3,926	(1,709)	11,811
	_______	________	_______	_______	_______
Total current assets	-	332,351	95,337	(4,873)	422,815

Net property, plant and equipment	-	103,555	55,924	(14,271)	145,208
Loan and preferred stock issuance costs, net	-	19,779	-	-	19,779
Goodwill	-	39,785	9,012	-	48,797
Other assets, net	-	28,049	17,683	(17,235)	28,497
Intercompanyinvestments and advances	(245,401)	642,737	15,333	(412,669)	-
	________	________	_______	_______	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	________	________	_______	_______	_______
Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$ -	$ 24,690	$ 9,696	$ -	$ 34,386
Accrued expenses and other	134	91,670	23,250	-	115,054
Current installments of long-term debt	-	4,800	-	-	4,800
Current installments of capital lease obligations	-	75	1,501	-	1,576
Intercompany payables	-	22,136	-	(22,136)	-
Income taxes payable	-	36,803	2,600	-	39,403
	_______	________	_______	_______	_______
Total current liabilities	134	180,174	37,047	(22,136)	195,219

Long-term debt, net of current installments	-	678,100	-	-	678,100
Capital lease obligations, net of current installments	-	-	1,351	-	1,351
Intercompanypayables, noncurrent	-	(21,500)	21,500	-	-
Deferred income taxes	-	28,838	-	(2,272)	26,566
Deferred gain, sale of headquarters facility	-	9,183	-	-	9,183
Other noncurrent liabilities	-	15,175	-	(14,963)	212
	_______	________	_______	_______	_______
	134	889,970	59,898	(39,371)	910,631
Series A convertible preferred stock	261,719	-	-	-	261,719
Shareholders' equity (deficit)	(507,254)	276,286	133,391	(409,677)	(507,254)
	_______	________	_______	_______	_______
	$ (245,401)	$1,166,256	$ 193,289	$ (449,048)	$ 665,096
	________	________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the three months ended September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 148,062	$ 40,575	$ -	$ 188,637
Sales	-	51,429	24,143	(7,047)	68,525
	______	_______	______	______	_______
Total revenue	-	199,491	64,718	(7,047)	257,162

Rental expenses	-	74,041	41,031	-	115,072
Cost of goods sold	-	15,759	5,948	(2,891)	18,816
	______	_______	______	______	_______
Gross profit	-	109,691	17,739	(4,156)	123,274

Selling, general and administrative expenses	-	52,555	8,458	(1,935)	59,078
Research and development expenses	-	6,506	1,038	-	7,544
	______	_______	______	______	_______
Operating earnings	-	50,630	8,243	(2,221)	56,652

Interest income	-	165	49	-	214
Interest expense	-	(7,566)	(339)	339	(7,566)
Foreign currency gain	-	-	1,964	-	1,964
	______	_______	______	______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	43,229	9,917	(1,882)	51,264

Income taxes	-	16,770	2,362	(677)	18,455
	______	_______	______	______	_______
Earnings before equity
in earnings of subsidiaries	-	26,459	7,555	(1,205)	32,809
Equity in earnings of subsidiaries	32,809	7,555	-	(40,364)	-
	______	_______	______	______	_______
Net earnings	$ 32,809	$ 34,014	$ 7,555	$ (41,569)	$ 32,809
	______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the three months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 119,613	$ 31,546	$ -	$ 151,159
Sales	-	38,919	16,061	(8,097)	46,883
	______	_______	______	______	_______
Total revenue	-	158,532	47,607	(8,097)	198,042

Rental expenses	-	62,661	29,857	-	92,518
Cost of goods sold	-	17,509	5,961	(5,418)	18,052
	______	_______	______	______	_______
Gross profit	-	78,362	11,789	(2,679)	87,472

Selling, general and administrative expenses	-	37,557	4,389	-	41,946
Research and development expenses	-	5,570	1,185	-	6,755
Recapitalization expenses	-	69,955	-	-	69,955
	______	_______	______	______	_______
Operating earnings (loss)	-	(34,720)	6,215	(2,679)	(31,184)

Interest income	-	180	6	-	186
Interest expense	-	(25,334)	(611)	611	(25,334)
Foreign currency gain	-	1,456	71	-	1,527
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity (deficit) in
earnings of subsidiaries	-	(58,418)	5,681	(2,068)	(54,805)

Income taxes (benefit)	-	(21,997)	2,221	(776)	(20,552)
	______	_______	______	______	_______
Earnings (loss) before equity (deficit)
in earnings of subsidiaries	-	(36,421)	3,460	(1,292)	(34,253)
Equity (deficit) in earnings of subsidiaries	(34,253)	3,461	-	30,792	-
	______	_______	______	______	_______
Net earnings (loss)	$ (34,253)	$ (32,960)	$ 3,460	$ 29,500	$ (34,253)
Series A convertible preferred
stock dividends	(3,427)	-	-	-	(3,427)
	______	_______	______	______	_______
Net earnings (loss) available to
common shareholders	$ (37,680)	$ (32,960)	$ 3,460	$ 29,500	$ (37,680)
	______	_______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the nine months ended September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 415,706	$ 114,418	$ -	$ 530,124
Sales	-	146,014	63,786	(20,943)	188,857
	______	_______	______	_______	_______
Total revenue	-	561,720	178,204	(20,943)	718,981

Rental expenses	-	214,520	115,530	-	330,050
Cost of goods sold	-	44,795	16,106	(8,757)	52,144
	______	_______	______	_______	_______
Gross profit	-	302,405	46,568	(12,186)	336,787

Selling, general and administrative expenses	-	142,736	22,659	(4,877)	160,518
Research and development expenses	-	19,052	2,799	-	21,851
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	______	_______	_______
Operating earnings	(21,803)	140,365	21,110	(7,309)	132,363

Interest income	-	609	134	-	743
Interest expense	-	(37,460)	(1,047)	1,047	(37,460)
Foreign currency gain	-	-	1,701	-	1,701
	______	_______	______	_______	_______
Earnings (loss) before income taxes
(benefit) and equity in earnings of
subsidiaries	(21,803)	103,514	21,898	(6,262)	97,347
Income taxes (benefit)	(8,540)	40,562	5,277	(2,254)	35,045
	______	_______	______	_______	_______
Earnings (loss) before equity
In earnings of subsidiaries	(13,263)	62,952	16,621	(4,008)	62,302
Equity in earnings of subsidiaries	75,565	16,621	-	(92,186)	-
	______	_______	______	_______	_______
Net earnings	$ 62,302	$ 79,573	$ 16,621	$ (96,194)	$ 62,302
Series A convertible preferred
stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	_______	_______
Net earnings (loss) available to
common shareholders	$ (3,302)	$ 79,573	$ 16,621	$ (96,194)	$ (3,302)
	______	_______	______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Operations
For the nine months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 333,691	$ 87,764	$ -	$ 421,455
Sales	-	104,061	44,002	(21,596)	126,467
	______	_______	_______	_______	_______
Total revenue	-	437,752	131,766	(21,596)	547,922

Rental expenses	-	177,643	82,165	-	259,808
Cost of goods sold	-	43,467	15,587	(12,644)	46,410
	______	_______	_______	_______	_______
Gross profit	-	216,642	34,014	(8,952)	241,704

Selling, general and administrative expenses	-	105,779	12,698	-	118,477
Research and development expenses	-	13,969	1,650	-	15,619
Recapitalization expenses	-	69,955	-	-	69,955
	______	_______	_______	_______	_______
Operating earnings	-	26,939	19,666	(8,952)	37,653

Interest income	-	850	83	-	933
Interest expense	-	(41,562)	(611)	611	(41,562)
Foreign currency gain	-	5,000	683	-	5,683
	______	_______	_______	_______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	-	(8,773)	19,821	(8,341)	2,707
Income taxes (benefit)	-	(1,891)	6,034	(3,128)	1,015
	______	_______	_______	_______	_______

Earnings (loss) before equity in
earnings of subsidiaries	-	(6,882)	13,787	(5,213)	1,692
Equity in earnings of subsidiaries	1,692	13,787	-	(15,479)	-
	______	_______	_______	_______	_______
Net earnings	$ 1,692	$ 6,905	$ 13,787	$ (20,692)	$ 1,692
Series A convertible preferred
stock dividends	(3,427)	-	-	-	(3,427)
	______	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ (1,735)	$ 6,905	$ 13,787	$ (20,692)	$ (1,735)
	______	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 62,302	$ 79,573	$ 16,621	$ (96,194)	$ 62,302
Adjustments to reconcile net earnings to net
cash provided by operating activities	(33,065)	(27,840)	(2,261)	94,936	31,770
	_______	_______	______	______	_______
Net cash provided by operating activities	29,237	51,733	14,360	(1,258)	94,072
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(38,127)	(21,849)	(3,873)	(63,849)
Increase in inventory to be converted into
equipment for short-term rental	-	(2,200)	-	-	(2,200)
Dispositions of property, plant and
Equipment	-	1,092	379	-	1,471
Decrease (increase) in other assets	-	(880)	6,748	(6,510)	(642)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(40,115)	(14,722)	(10,383)	(65,220)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(217,229)	(60)	-	(217,289)
Proceeds from exercise of stock options	9,556	-	-	-	9,556
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-	-	-	105,000
Stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds (payments) on intercompany
investments and advances	(133,416)	101,050	26,070	6,296	-
Other	227	(84)	(5,531)	5,388	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(29,237)	(116,263)	20,479	11,684	(113,337)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(43)	(43)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(104,645)	20,117	-	(84,528)
Cash and cash equivalents,
beginning of period	-	129,695	26,369	-	156,064
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 25,050	$ 46,486	$ -	$ 71,536
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the nine months ended September 30, 2003
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 1,692	$ 6,905	$ 13,787	$ (20,692)	$ 1,692
Adjustments to reconcile net earnings to net
cash provided by operating activities	105,212	34,490	(1,827)	13,450	151,325
	_______	_______	______	______	_______
Net cash provided by operating activities	106,904	41,395	11,960	(7,242)	153,017
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(30,292)	(26,497)	140	(56,649)
Decrease in inventory to be converted into
equipment for short-term rental	-	800	-	-	800
Dispositions of property, plant and
equipment	-	602	988	-	1,590
Business acquisitions, net of cash acquired	-	(2,224)	-	-	(2,224)
Increase in other assets	-	(448)	(1,351)	1,448	(351)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(31,562)	(26,860)	1,588	(56,834)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(116,092)	(8)	-	(116,100)
Proceeds from the exercise of stock options	903	-	-	-	903
Recapitalization:
Payoff of long term debt and bonds		(408,226)	-	-	(408,226)
Proceeds from issuance of new debt and bonds		685,000	-	-	685,000
Proceeds from issuance of Series A convertible
preferred stock, net	258,017	-	-	-	258,017
Purchase of common stock	(509,597)	-	-	-	(509,597)
Debt and preferred stock issuance costs	-	(20,729)	-	-	(20,729)
Proceeds (payments) on
intercompany investments and advances	138,949	(167,842)	23,688	5,205	-
Other	4,824	(3,634)	(447)	(743)	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(106,904)	(31,523)	23,233	4,462	(110,732)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	1,192	1,192
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(21,690)	8,333	-	(13,357)
Cash and cash equivalents, beginning of period	-	41,185	13,300	-	54,485
	_______	_______	______	______	_______
Cash and cash equivalents, end of period	$ -	$ 19,495	$ 21,633	$ -	$ 41,128
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Risk Factors.”

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can significantly improve clinical outcomes while reducing the overall cost of patient care by accelerating the healing process or preventing complications. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and to reduce the cost of treating patients with difficult‑to‑treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

      We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.5% of our revenue for the nine months ended September 30, 2004, we have a substantial presence in all care settings.

      We derive our revenue from both rental and sale of our products.  In the U.S. acute and extended care settings, which accounted for more than half of our U.S. revenue, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance.  Internationally, substantially all of our revenue is generated from the acute care setting, and therefore, only a small portion of international V.A.C. revenue comes from home care.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 69.6% of total revenue for the nine months ended September 30, 2004, up from 61.9% for the same period in 2003.

      For the nine months ended September 30, 2004, the home care market accounted for 43.5% of V.A.C. revenue and 30.3% of our total revenue.  V.A.C. systems used in the home are reimbursed by government insurance (Medicare and Medicaid), private insurance and managed care organizations.

      We believe that the key factors underlying V.A.C. growth over the past year have been:

             -  Improving V.A.C.’s acceptance among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

             -  Encouraging market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy.  Recent examples of advances include the use of V.A.C. in open abdominal wounds, sternotomies and highly-infected wounds.

             -  Strengtheningour contractual relationships with third-party payers.  We increased the number of reported lives covered with private and governmental organizations from fewer than 20 million in mid-2000 to over 200 million as of September 30, 2004.  Our primary focus today is to leverage our relationship with these payers by providing advanced wound care to their beneficiaries while improving the business processes required to document therapy and invoice and pay claims.

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

      Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration. In 2003 and the first nine months of 2004, we benefited from the continuing rollout of the new V.A.C.ATS and the V.A.C. Freedom, which began in late 2002.  We believe these advanced technology systems have significantly increased customer acceptance and value perception of V.A.C. therapy.  We have also benefited from the introduction of three new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

      At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

      Our other major product line, therapeutic surfaces, has been a stable line of business for the last three years. Therapeutic surfaces revenue accounted for approximately $213.5 million in revenue in the first nine months of 2004, up from $202.9 million in the prior-year period.

Recent Developments

      On September 30, 2004, we made an optional prepayment of $30.0 million on our senior credit facility.  As of September 30, 2004, the outstanding balance on our senior credit facility was $367.6 million.  During the third quarter of 2004, we also purchased $1.1 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at an aggregate market price of $1.2 million.  As of September 30, 2004, $97.8 million principal amount of the notes remained outstanding.  Wemay purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as compared to the same period of the prior year:

	Revenue Relationship

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2004	2003	Change	2004	2003	Change (1)
Revenue:
Rental	73%	76%	24.8%	74%	77%	25.8%
Sales	27	24	46.2	26	23	49.3
	___	___		___	___
Total revenue	100	100	29.9	100	100	31.2

Rental expenses	45	47	24.4	46	47	27.0
Cost of goods sold	7	9	4.2	7	9	12.4
	___	___		___	___
Gross profit	48	44	40.9	47	44	39.3

Selling, general and administrative expenses	23	21	40.8	22	22	35.5
Research and development expenses	3	3	11.7	3	2	39.9
Initial public offering expenses	-	-	-	3	-	-
Secondary offering expenses	-	-	-	-	-	-
Recapitalization expenses	-	35	-	-	13	-
	___	___		___	___
Operating earnings (loss)	22	(15)	-	19	7	251.5

Interest income	-	-	15.1	-	-	(20.4)
Interest expense	(3)	(13)	70.1	(5)	(8)	9.9
Foreign currency gain	1	1	28.6	-	1	(70.1)
	___	___		___	___
Earnings (loss) before income taxes (benefit)	20	(27)	-	14	-	-

Income taxes (benefit)	7	(10)	-	5	-	-
	___	___		___	___
Net earnings (loss)	13	(17)	-	9	-	-
	___	___		___	___

       The following table sets forth, for the periods indicated, the amount of revenue derived from each of our geographical segments, USA and International (in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2004	2003	Change	2004	2003	Change
USA
V.A.C.
Rental	$ 111,328	$ 82,958	34.2%	$ 302,682	$ 222,801	35.9%
Sales	37,431	22,903	63.4	103,715	59,850	73.3
	_______	_______		_______	_______
Total V.A.C.	148,759	105,861	40.5	406,397	282,651	43.8

Therapeutic surfaces/other
Rental	37,230	37,297	(0.2)	114,437	111,532	2.6
Sales	7,056	8,071	(12.6)	21,800	22,717	(4.0)
	_______	_______		_______	_______
Total therapeutic surfaces/other	44,286	45,368	(2.4)	136,237	134,249	1.5

Total USA rental	148,558	120,255	23.5	417,119	334,333	24.8
Total USA sales	44,487	30,974	43.6	125,515	82,567	52.0
	_______	_______		_______	_______
Subtotal – USA	$ 193,045	$ 151,229	27.7	$ 542,634	$ 416,900	30.2
	_______	_______		_______	_______
International
V.A.C.
Rental	$ 18,557	$ 11,087	67.4	$ 47,344	$ 28,747	64.7
Sales	18,205	10,694	70.2	46,571	27,881	67.0
	_______	_______		_______	_______
Total V.A.C.	36,762	21,781	68.8	93,915	56,628	65.8

Therapeutic surfaces/other
Rental	21,522	19,817	8.6	65,661	58,375	12.5
Sales	5,833	5,215	11.9	16,771	16,019	4.7
	_______	_______		_______	_______
Total therapeutic surfaces/other	27,355	25,032	9.3	82,432	74,394	10.8

Total International rental	40,079	30,904	29.7	113,005	87,122	29.7
Total International sales	24,038	15,909	51.1	63,342	43,900	44.3
	_______	_______		_______	_______
Subtotal – International	$ 64,117	$ 46,813	37.0	$ 176,347	$ 131,022	34.6
	_______	_______		_______	_______
Total revenue	$ 257,162	$ 198,042	29.9	$ 718,981	$ 547,922	31.2
	_______	_______		_______	_______

Total Revenue.  Total revenue in the third quarter of 2004 was $257.2 million, an increase of $59.1 million, or 29.9%, from the prior-year period.  Total revenue in the first nine months of 2004 was $719.0 million, an increase of $171.1 million, or 31.2%, from the prior-year period.  The growth in total revenue over the prior period was primarily due to the increased rental and sales volumes for V.A.C. wound healing devices and related disposables.  The growth in V.A.C. revenue was enhanced by the worldwide availability of the V.A.C.ATS and V.A.C. Freedom, increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.  For the nine months ended September 30, 2004, worldwide V.A.C. revenue from the combined acute and extended care settings grew 48.0%, and V.A.C. revenue from the home care setting grew 46.8% as compared to the nine months ended September 30, 2003, respectively.  Foreign currency exchange movements favorably impacted revenue by 2.6% and 2.9% in the third quarter and in the first nine months of 2004, respectively, compared to the corresponding periods of the prior year.

Domestic Revenue.  Total domestic revenue was $193.0 million for the third quarter of 2004 and $542.6 million for the first nine months of 2004, representing increases of 27.7% and 30.2%, respectively, as compared to the prior-year periods due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.

      Total domestic V.A.C. revenue was $148.8 million for the third quarter of 2004 and $406.4 million for the first nine months of 2004, representing increases of 40.5% and 43.8%, respectively, as compared to the prior-year periods.  Domestic V.A.C. rental revenue of $111.3 million for the third quarter of 2004 increased $28.4 million, or 34.2%, due to a 37.8% increase in average units on rent as compared to the prior-year quarter.  For the first nine months of 2004, domestic V.A.C. rental revenue of $302.7 million increased $79.9 million, or 35.9%, due to a 42.7% increase in average units on rent as compared to the prior-year period.  These increases were due to increased awareness of the benefits of V.A.C. therapy and continued market acceptance of the V.A.C.ATS and V.A.C Freedom systems introduced in late 2002, which have now been fully implemented in the United States.  These unit increases were partially offset by a decline in the average V.A.C. rental pricing during the third quarter of 2004 and first nine months of 2004, due in part to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in revenue movement from the rental classification to the sales classification.  Domestic V.A.C. sales revenue of $37.4 million in the third quarter of 2004 and $103.7 million in the first nine months of 2004 increased $14.5 million, or 63.4%, and $43.9 million, or 73.3%, respectively, from the prior-year period. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals, improved price realization from increased sales of our higher therapy disposables associated with V.A.C.ATS and V.A.C. Freedom and a shift in pricing methodology for managed care organizations away from all-inclusive pricing.

      Domestic therapeutic surfaces/other revenue was $44.3 million in the third quarter of 2004, representing a decrease of 2.4% over the prior-year quarter due primarily to lower sales.  For the first nine months of 2004, domestic therapeutic surfaces/other revenue was $136.2 million, an increase of 1.5% over the prior-year period.  For the first nine months of 2004, domestic therapeutic surfaces rental revenue of $114.2 million increased 2.8%, as compared to the prior-year period, primarily due to a 4.1% price increase resulting from favorable product mix changes, partially offset by a 1.6% decrease in the average number of units on rent as compared to the prior-year period.

International Revenue.  Total international revenue was $64.1 million for the third quarter of 2004 and $176.3 million for the first nine months of 2004, representing increases of 37.0% and 34.6%, respectively, from the prior-year periods as a result of increased V.A.C. demand, higher therapeutic surface rental revenue and favorable foreign currency exchange movements.  Favorable foreign currency exchange movements contributed 10.8% to the variance in the third quarter of 2004 and 12.0% to the variance in the first nine months of 2004.

      Total international V.A.C. revenue was $36.8 million in the third quarter of 2004 and $93.9 million in the first nine months of 2004, representing increases of 68.8% and 65.8%, respectively, from the prior-year periods.  Foreign currency exchange movements favorably impacted international V.A.C. revenue by 14.2% and 15.0% over the prior-year periods, respectively.  International V.A.C. rental revenue of $18.6 million in the third quarter of 2004 increased $7.5 million, or 67.4%, due to a 48.6% increase in average units on rent per month, together with a 3.5% increase in average rental price due tofavorable product mix changes.  For the first nine months of 2004, international V.A.C rental revenue of $47.3 million increased $18.6 million, or 64.7%, due to a 43.0% increase in average units on rent per month together with a 4.8% increase in average rental price due to favorable product mix changes.  Foreign currency exchange movements impacted international V.A.C. rental revenue favorably by 14.1% and 14.7% in the third quarter and first nine months of 2004, respectively.  International V.A.C. sales revenue of $18.2 million in the third quarter of 2004 and $46.6 million in the first nine months of 2004, increased $7.5 million, or 70.2%, and $18.7 million, or 67.0%, respectively, from the prior-year period, due to increased sales volumes for V.A.C. disposables associated with increased V.A.C. system rentals along with increased price realization from the sale of higher therapy disposables associated with the V.A.C.ATS and V.A.C. Freedom.  Foreign currency exchange movements impacted international V.A.C. sales revenue favorably by 14.2% and 15.3% in the third quarter and first nine months of 2004, respectively, compared to the corresponding periods of the prior year.

      International therapeutic surfaces/other revenue was $27.4 million for the third quarter of 2004 and $82.4 million for the first nine months of 2004, representing increases of 9.3% and 10.8%, respectively, from the prior-year periods. These increases were primarily due to a 15.7% and 15.6% increase in the average number of therapeutic surface rental units on rent for the third quarter and first nine months of 2004, respectively, compared to the prior-year periods.  This increase was partially offset by a 14.0% and 11.7% declines in average rental pricing during the third quarter and first nine months of 2004, respectively.  The decline in average rental price resulted from competitive pressures and changes in product mix.  In addition, foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue by 7.9% and 9.7% over the prior-year periods, respectively.

Rental Expenses.Rental, or “field”, expenses are comprised of both fixed and variable components.  Field expenses, as a percentage of total rental revenue, were 61.0% in the third quarter of 2004 as compared to 61.2% in the prior-year quarter and 62.3% in the first nine months of 2004 as compared to 61.6% in the prior-year period.  Efficiencies recognized in our service model were offset by our increasing investment in product marketing and the impact of foreign currency exchange movements on field costs associated with our international business.  Also contributing to this variance was the impact of the shift from all-inclusive pricing, which had the effect of moving revenue from the rental classification to the sales classification.

Cost of Goods Sold.  Cost of goods sold were $18.8 million in the third quarter of 2004 and $52.1 million in the first nine months of 2004, representing increases of 4.2% and 12.4%, respectively, over the prior-year periods.  Sales margins increased to 72.5% in the third quarter of 2004 compared to 61.5% in the prior-year quarter.  In the first nine months of 2004, sales margins increased to 72.4% as compared to 63.3% in the prior-year period. These increased margins are due to favorable product mix changes, continued cost reductions resulting from our global supply contract for V.A.C. disposables and the shift away from all-inclusive pricing arrangements with managed care organizations.

Gross Profit.  Gross profit was $123.3 million in the third quarter of 2004 and $336.8 million in the first nine months of 2004, representing increases of 40.9% and 39.3%, respectively, over the prior-year periods due primarily to revenue increases.  Gross profit margin in the third quarter of 2004 was 47.9%, up from 44.2% in the prior-year quarter. For the first nine months of 2004, gross profit margin was 46.8%, up from 44.1% in the prior-year period.  Sales productivity gains, continued cost reductions resulting from our global supply contract for V.A.C. disposables, improved service efficiency and favorable product mix changes contributed to the margin expansion.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.0% of total revenue in the third quarter of 2004 compared to 21.2% in the prior-year period.  In the first nine months of 2004, these expenses represented 22.3% of total revenue compared to 21.6% in the prior-year period.  The increase in selling, general and administrative expenses as a percentage of revenue related primarily to increased incentive compensation expense accruals related to company performance, the impact of foreign currency exchange rate variances on our international business and a one-time charitable contribution partially offset by increased administration efficiencies throughout the organization.

Research and Development Expenses.Research and development expenses in the third quarter of 2004, including clinical studies, increased 11.7% over the prior-year period to $7.5 million.  In the first nine months of 2004, these expenses increased 39.9% to $21.9 million and represented 3.0% of total revenue as compared to 2.9% in the prior-year period.  We anticipate our rate of spending on research and development will increase in future periods.

Public Equity Offering Expenses.  In the first nine months of 2004, we paid bonuses of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.  In addition, we incurred $2.2 million in professional fees and other miscellaneous expenses in connection with our secondary offering, which was completed in June 2004.

Recapitalization Expenses.  During the third quarter of 2003, we recognized approximately $70.0 million in fees and expenses, excluding $16.3 million charged to interest expense, resulting from the transactions associated with our 2003 debt recapitalization.

Operating Earnings (Loss).  Operating earnings for the third quarter 2004 increased $87.8 million from the same quarter of 2003, due primarily to the $70.0 million of recapitalization expenses incurred in 2003. Operating margins in the third quarter of 2004 increased to 22.0%.  For the first nine months of 2004, operating earnings, including expenses related to our stock offerings in 2004 and recapitalization in 2003, increased 251.5% and operating margins increased to 18.4% from 6.9% in the prior-year period.  Operating margins were unfavorably impacted by the expenses incurred in connection with our recapitalization in 2003 and our stock offerings in 2004.

Interest Expense.  Interest expense in the third quarter of 2004 was $7.6 million compared to $25.3 million, including $16.3 million related to our recapitalization, in the third quarter of 2003.  During the third quarter of 2004, our average total debt outstanding and effective interest rate were lower, resulting in a reduction in interest expense compared to the prior-year period.  In the first nine months of 2004, interest expense was $37.5 million compared to $41.6 million, including $16.3 million related to our recapitalization, in the prior-year period. Interest expense for the first nine months of 2004 included payments of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013, the write-off of $5.1 million of loan issuance costs on debt retired and the impact of an increase in our average outstanding debt due to the recapitalization completed by KCI in the third quarter of 2003.

Net Earnings (Loss).  Net earnings for the third quarter of 2004 were $32.8 million, as compared to a net loss of $34.3 million, including after tax expenses of $53.9 million related to our 2003 debt recapitalization.  Diluted net earnings per share were $0.46 for the third quarter of 2004 compared to a net loss per share of $0.74 in the prior-year period.  Net earnings for the first nine months of 2004, including after tax expenses of $21.6 million related to our stock offerings and debt prepayments, were $62.3 million, an increase of $60.6 million from the prior-year period.  Diluted net loss per share after preferred stock dividends was $0.05 in the first nine months of 2004 compared to a net loss per diluted share of $0.03 per share in the prior-year period. The effective tax rate for the third quarter of 2004 and the first nine months of 2004 was 36.0% compared to 37.5% for the same periods a year ago. The income tax rate reduction is primarily attributable to a higher proportion of taxable income in lower tax jurisdictions.

Non-GAAP Financial Information

     On February 27, 2004, we completed an initial public offering ("IPO") of common stock and on June 16, 2004, we completed a follow-on secondary stock offering. These transactions, along with related debt prepayments, had the effect of reducing net earnings for the nine-month period ended September 30, 2004 by $21.6 million. During the third quarter of 2003, KCI completed a leveraged recapitalization, which resulted in recapitalization expenses totaling $86.3 million on a pretax basis and $53.9 million, or $0.77 per diluted share, net of income taxes.

      Supplementally, we have presented income statement items on a non-GAAP basis to exclude the impact of expenses and the acceleration of the in-kind preferred stock dividends incurred as result of the 2004 stock offerings and debt prepayments and the 2003 leveraged recapitalization.  These non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it provides meaningful information regarding our results on a basis that better facilitates comparisons between the periods presented. Management uses this non-GAAP financial information, along with GAAP information, for reviewing the operating results of its business segments and for analyzing potential future business trends. In addition, we believe investors use this information in a similar fashion.  A reconciliation of our GAAP income statement for the periods presented to the non-GAAP financial information is provided below.

Three months ended September 30, 2004 (Excluding Stock Offerings and Recapitalization Costs)

      On a comparable basis, operating earnings for the quarter ended September 30, 2004 increased $17.9 million, or 46.1%, to $56.7 million over the prior-year period.  Operating margins for the third quarter of 2004 were 22.0%, up from 19.6% in the prior–year period.  Interest expense decreased $1.5 million from the prior-year period.  Our 2003 recapitalization had the effect of reducing net earnings for the third quarter of 2003 by $53.9 million, or $1.02 per diluted share.  Net earnings for the 2004 third quarter of $32.8 million, were up 66.9% from the same period a year ago.  Net earnings per diluted share were $0.46 for the third quarter of 2004 compared to $0.28 for the same period in 2003, an increase of 64.3% from the prior-year period.

Nine months ended September 30, 2004(Excluding Stock Offerings and Recapitalization Costs)

      On a comparable basis, operating earnings for the nine months ended September 30, 2004 increased $46.8 million, or 43.5%, to $154.4 million compared to $107.6 million for the prior-year period.  Operating margins for the first nine months of 2004 on a comparable basis were 21.5% compared to 19.6% in the prior year.  Interest expense was $25.8 million for the nine months ended September 30, 2004 compared to $25.3 million in the prior-year period.  Net earnings for the first nine months of 2004 increased $28.3 million, or 50.9%, to $83.9 million compared to $55.6 million in the prior–year period.  Net earnings per diluted share were $1.19 in the first nine months of 2004 compared to $0.74 for the same period in 2003, an increase of 60.8% from the prior-year period.

      The following tables set forth, for the periods indicated, a reconciliation of our stock offerings, debt prepayments and recapitalization-related adjustments to the GAAP condensed consolidated statements of operations:

Reconciliation of Condensed Consolidated Statements of Operations (1)
For the Three Months ended September 30,
(in thousands, except per share data)
(unaudited)

		2003
				Excluding
	2004		Recapitalization	Recapitalization	%
	GAAP	GAAP	(non-GAAP)	(non-GAAP)	Change (2)
Revenue:
Rental	$ 188,637	$ 151,159	$ -	$ 151,159	24.8%
Sales	68,525	46,883	-	46,883	46.2
	_______	_______	_______	_______
Total revenue	257,162	198,042	-	198,042	29.9%

Rental expenses	115,072	92,518	-	92,518	24.4
Cost of goods sold	18,816	18,052	-	18,052	4.2
	_______	_______	_______	_______
Gross profit	123,274	87,472	-	87,472	40.9%
Percent of total revenue	47.9%	44.2%	-	44.2%

Selling, general and administrative expenses	59,078	41,946	-	41,946	40.8
Research and development expenses	7,544	6,755	-	6,755	11.7
Recapitalization expenses	-	69,955	(69,955)	-	-
	_______	_______	_______	_______
Operating earnings (loss)	56,652	(31,184)	69,955	38,771	46.1%
Percent of total revenue	22.0%	(15.7%)	35.3%	19.6%

Interest income	214	186	-	186	15.1
Interest expense	(7,566)	(25,334)	16,302	(9,032)	16.2
Foreign currency gain	1,964	1,527	-	1,527	28.6
	_______	_______	_______	_______
Earnings (loss) before income taxes (benefit)	51,264	(54,805)	86,257	31,452	63.0%
Income taxes (benefit)	18,455	(20,552)	32,346	11,794	56.5
	_______	_______	_______	_______
Net earnings (loss)	$ 32,809	$ (34,253)	$ 53,911	$ 19,658	66.9%
Percentage of total revenue	12.8%	(17.3%)	27.2%	9.9%

Series A convertible preferred stock dividends	-	(3,427)	-	(3,427)	-
	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ 32,809	$ (37,680)	$ 53,911	$ 16,231	102.1%
Percentage of total revenue	12.8%	(19.0%)	27.2%	8.2%
	_______	_______	_______	_______
Net earnings (loss) per share
available to common shareholders:
Basic	$ 0.49	$ (0.74)		$ 0.32	53.1%
	_______	_______		_______
Diluted	$ 0.46	$ (0.74)		$ 0.28	64.3%
	_______	_______		_______
Weighted average shares outstanding:
Basic	66,767	51,139		51,139
	_______	_______		_______
Diluted (3)	71,774	51,139		57,597
	_______	_______		_______

(1)  These non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2)  The percentage change reflects the percentage variance between the 2004 GAAP results and the 2003 (non-GAAP) results, excluding recapitalization.
(3)  Due to their antidilutive effect, 6,458 dilutive potential common shares from stock options and 8,485 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the GAAP results, for the three months ended
       September 30, 2003.  In addition 8,485 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the Excluding Recapitalization (non-GAAP) results, for the three months ended September 30, 2003.

Reconciliation of Condensed Consolidated Statements of Operations (1)
For the Nine Months ended September 30,
(in thousands, except per share data)
(unaudited)

	2004			2003
			Excluding
		Costs and	Costs and
		Expenses	Expenses
		Related to	Related to
		Offerings	Offerings
		AndDebt	AndDebt			Excluding
		Prepayments	Prepayments		Recapitalization	Recapitalization	%
	GAAP	(non-GAAP)	(non-GAAP)	GAAP	(non-GAAP)	(non-GAAP)	Change (2)
Revenue:
Rental	$ 530,124	$ -	$ 530,124	$ 421,455	$ -	$ 421,455	25.8%
Sales	188,857	-	188,857	126,467	-	126,467	49.3
	_______	_______	_______	_______	_______	_______
Total revenue	718,981	-	718,981	547,922	-	547,922	31.2%

Rental expenses	330,050	-	330,050	259,808	-	259,808	27.0
Cost of goods sold	52,144	-	52,144	46,410	-	46,410	12.4
	_______	_______	_______	_______	_______	_______
Gross profit	336,787	-	336,787	241,704	-	241,704	39.3%
Percent of total revenue	46.8%	-	46.8%	44.1%	-	44.1%

Selling, general and administrative
expenses	160,518	-	160,518	118,477	-	118,477	35.5
Research and development expenses	21,851	-	21,851	15,619	-	15,619	39.9
Initial public offering expenses	19,836	(19,836)	-	-	-	-	-
Secondary offering expenses	2,219	(2,219)	-	-	-	-	-
Recapitalization expenses	-	-	-	69,955	(69,955)	-	-
	_______	_______	_______	_______	_______	_______
Operating earnings	132,363	22,055	154,418	37,653	69,955	107,608	43.5%
Percent of total revenue	18.4%	3.1%	21.5%	6.9%	12.8%	19.6%

Interest income	743	-	743	933	-	933	(20.4)
Interest expense	(37,460)	11,689	(25,771)	(41,562)	16,302	(25,260)	(2.0)
Foreign currency gain	1,701	-	1,701	5,683	-	5,683	(70.1)
	_______	_______	_______	_______	_______	_______
Earnings before income taxes	97,347	33,744	131,091	2,707	86,257	88,964	47.4%
Income taxes	35,045	12,148	47,193	1,015	32,346	33,361	41.5
	_______	_______	_______	_______	_______	_______
Net earnings	62,302	21,596	83,898	1,692	53,911	55,603	50.9%
Percentage of total revenue	8.7%	3.0%	11.7%	0.3%	9.8%	10.1%

Series A convertible preferred stock
dividends	(65,604)	65,604	-	(3,427)	-	(3,427)	-
	_______	_______	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ (3,302)	$ 87,200	$ 83,898	$ (1,735)	$ 53,911	$ 52,176	60.8%
Percentage of total revenue	(0.5%)	12.1%	11.7%	(0.3%)	9.8%	9.5%
	_______	_______	_______	_______	_______	_______
Net earnings (loss) per share
available to common
shareholders:
Basic	$ (0.05)		$ 1.38	$ (0.03)		$ 0.81	70.4%
	_______		_______	_______		_______
Diluted	$ (0.05)		$ 1.19	$ (0.03)		$ 0.74	60.8%
	_______		_______	_______		_______
Weighted average shares
outstanding:
Basic	60,751		60,751	64,398		64,398
	_______		_______	_______		_______
Diluted (3)	60,751		70,351	64,398		70,161
	_______		_______	_______		_______

(1)  These non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2)  The percentage change reflects the percentage variance between the 2004 (non-GAAP) results, excluding costs and expenses related to offerings and debt prepayments, and the 2003 (non-GAAP) results, excluding recapitalization.
(3)  Due to their antidilutive effect, 5,606 and 5,763 dilutive potential common shares from stock options and 3,994 and 2,860 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the GAAP results, for the nine months ended
       September 30, 2004 and 2003, respectively.  In addition, due to their antidilutive effect, 2,860 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the Excluding Recapitalization (non-GAAP) results, for the nine months ended September 30, 2003.

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

Sources of Capital

      Based upon the current level of operations, we believe our existing cash resources as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. During the first nine months of 2004, our primary sources of capital were cash from operations and proceeds from our IPO.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine months ended September 30,
	2004		2003

Net cash provided by operating activities	$ 94,072	(1)	$ 153,017	(2)
Net cash used by investing activities	(65,220)		(56,834)
Net cash used by financing activities	(113,337)	(3)	(110,732)	(4)
Effect of exchange rates changes on cash
and cash equivalents	(43)		1,192
	______		_______
Net decrease in cash and cash equivalents	$ (84,528)		$ (13,357)
	______		_______

      (1) This amount includes the impact of a non-recurring working capital item for $21.6 million of after-tax expenses associated with our stock offerings and debt prepayments.  In addition, working capital changes include a non-
            recurring tax payment of $19.1 million primarily related to an anti-trust litigation settlement we reached in 2002.
      (2) This amount includes the impact of a non-recurring receipt for $175.0 million related to the anti-trust lawsuit settlement offset by tax payments on that settlement of $61.6 million along with tax benefits of $21.0 million resulting from our 2003 recapitalization, partially offset by $8.9 million of other working capital changes related to our 2003 recapitalization.
      (3) This amount includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, prepayment of $110.0 million on our senior credit facility and purchase of $107.2 million of our 7 3/8% Senior Subordinated Notes due 2013.
      (4) This amount includes payment of $107.0 million of indebtedness on the previously-existing senior credit facility utilizing funds received related to the anti-trust lawsuit settlement.

      At September 30, 2004, cash and cash equivalents of $71.5 million were available for general corporate purposes. In addition, availability under the revolving portion of our senior credit facility was $85.7 million, net of $14.3 million in letters of credit.

Working Capital

      At September 30, 2004, we had current assets of $379.4 million and current liabilities of $165.6 million resulting in a working capital surplus of $213.8 million, compared to a surplus of $227.6 million at December 31, 2003. The reduction in our working capital balance of $13.8 million was related primarily to the prepayment of $217.2 million in long-term debt using the net proceeds received in the IPO and cash from operations.

      Net cash provided by operating activities for the first nine months of 2004 was $94.1 million as compared to $153.0 million for the prior-year period. Net cash provided by operating activities for the first nine months of 2004 includes reductions related to our stock offerings, debt prepayments, tax payments on the Hillenbrand settlement and tax benefits realized from our 2003 recapitalization of $40.7 million as described above.  Net cash provided by operating activities for the first nine months of 2003 includes the receipt of $175.0 million as the first installment of a two-part antitrust settlement partially offset by associated tax payments of $61.6 million and other working capital changes related to our 2003 recapitalization of $12.1 million.

      If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles.  As of September 30, 2004, we had $238.6 million of receivables outstanding, net of reserves of $44.7 million for doubtful accounts and $13.4 million for Medicare V.A.C. receivables prior to October 1, 2000.  Our receivables, excluding our reserves related to our Medicare receivables prior to October 1, 2000, were outstanding for an average of 85 days at September 30, 2004 and December 31, 2003.

Capital Expenditures

      During the first nine months of 2004 and 2003, we made capital expenditures of $63.8 million and $56.6 million, respectively. The period-to-period increase is due primarily to purchases of materials for V.A.C. systems and other high-demand rental products. As of September 30, 2004, we have commitments to purchase new product inventory of $12.7 million over the next twelve months.  Other than commitments for new product inventory, we have no material long-term purchase commitments as of the end of the period.

Debt Service

      As of September 30, 2004, scheduled principal payments under our senior credit facility for the years 2004, 2005 and 2006 were $931,000, $3.7 million and $3.7 million, respectively. To the extent that we have excess cash, we may use it to reduce our outstanding debt.

Senior Credit Facility

      Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility.  On September 30, 2004, we made a $30.0 million prepayment on the term loan facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of September 30, 2004 (in thousands):

Amount Available
			Amounts	For Additional
Senior Credit Facility	Maturity	Effective Interest Rate (1)	Outstanding	Borrowing (2)

Revolving credit facility	August 2009	-	$ -	$ 85,685
Term loan facility	May 2013	4.45%	367,600	-
			______	______
Total			$ 367,600	$ 85,685
			______	______

(1) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2004 was 3.98%.
(2) At September 30, 2004, amounts available under the revolving portion of our credit facility reflected a reduction of
$14.3 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003, we issued an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  During the third quarter of2004, we repurchased $1.1 million principal amount of the notes at an aggregate market price of $1.2 million.  As of September 30, 2004, $97.8 million principal amount of the notes remained outstanding.  We may purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

      At December 31, 2003, the fair values of our interest rate swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million.  Due to subsequent movements in interest rates, as of September 30, 2004, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of approximately $300,000. During the first nine months of 2004 and 2003, we recorded interest expense of approximately $3.2 million and $1.6 million, respectively, as a result of interest rate protection agreements.

Critical Accounting Estimates

      For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations‑Critical Accounting Estimates."

RISK FACTORS

Risks Related to Our Business

      We face significant competition in our V.A.C. business from companies offering alternative wound therapies and from Hill‑Rom Company in our therapeutic surfaces business, which competition may adversely affect sales if these other companies commercialize competing products more successfully than us.

      The competition for our V.A.C. systems in wound healing and tissue repair consists mainly of wound‑healing modalities which do not operate in a manner similar to V.A.C. systems, including traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  If the market for our product expands, we believe additional competitors may introduce products designed to mimic the V.A.C.  In this respect, BlueSky Medical Corporation, “BlueSky”, has introduced a medical device which is being marketed to compete with V.A.C. systems.  We have filed suit against BlueSky and related parties seeking to prohibit their continued marketing and sales of the devices, which we believe infringe our patents.  We have also taken legal action in Europe to protect our intellectual property rights.  If we are unable to maintain our proprietary position and these or other competitors successfully enter the V.A.C. market, we would lose market share or experience downward pricing pressure.

      Our primary competitor in the therapeutic surface business is Hill-Rom Company, whose financial and other resources substantially exceed those available to us. In Europe, we also face surfaces competition from Huntleigh Healthcare and Pegasus Limited.

      In medical technology, two types of competitive actions pose particularly important risks for potential market share loss. Significant technological innovations can result in substantial swings in market share if we are not able to launch comparably innovative products within months of a competitor's innovation. Similarly, significant changes in market share may also occur if competitors obtain sole‑source contracts with a substantial proportion of GPOs, large health care providers or third-party payers, effectively limiting our market access. Although we are unaware of any current   material competitive developments, future competitive initiatives by our competitors could result in the loss of market share and adversely affect our operating results.

      If our future operating results do not meet our expectations or those of the analysts covering us, the trading price of our stock could fall dramatically.

      We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

      -  The level of acceptance of our V.A.C. systems by customers and physicians;
      -  The type of indications that are appropriate for V.A.C. use and the percentages of wounds that are good candidates for V.A.C. therapy;
      -  Clinical studies that may be published with respect to the efficacy of V.A.C. therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
      -  Third-party government or private reimbursement policies with respect to V.A.C. treatment;
      -  New or enhanced competition in our primary markets, or an adverse determination with respect to our intellectual property rights relating to the enabling new or enhanced competition for the V.A.C.

      We believe that the trading price of our common stock has been favorably affected by our historical growth in revenue and earnings per share.  We do not expect that these rates are sustainable for the foreseeable future.  If we are unable to realize growth rates consistent with our expectations or those of the analysts covering KCI as a result of the foregoing or other factors, we would expect to realize an immediate and substantial decline in the trading price of our stock.  We would expect a similar or more significant decline in the trading price of our stock if we are unable to meet our published guidance or the projections of the analysts covering KCI.

      Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, even small decreases in revenue or delays in the recognition of revenue could cause significant variations in our operating results from quarter to quarter.  In the short term, we do not have the ability to timely adjust spending to compensate for any unexpected revenue shortfall, which also could cause a significant decline in the trading price of our stock.

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

      For example, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was recently subject to an opposition proceeding before the Opposition Division of the European Patent Office.  Pursuant to a recent ruling, the patent was upheld, but was corrected to expand the range of pressures covered by the patent from 0.10—0.99 atmospheres to 0.01—0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means.  We use two different types of polymer foams as the screen means in our V.A.C. systems.  KCI and one of the two companies who initiated the opposition proceeding have appealed the ruling.  The other opposing party entered into a settlement with KCI.  We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base.  Revenue for the V.A.C. product lines in Europe was $74.3 million for the nine months ended September 30, 2004.

      We have agreements with third parties, including our exclusive license of the V.A.C. patents from Wake Forest, that provide for licensing of their patented or proprietary technologies. These agreements include royalty‑bearing licenses. If we were to lose the rights to license these technologies or our costs to license these technologies were to materially increase, our business would suffer.

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

      Failure of any of our randomized and controlled studies or a third‑party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage of V.A.C. and cause our V.A.C. revenue to suffer.

      If any of our V.A.C. systems fail to demonstrate statistically significant clinical efficacy in any of our ongoing clinical studies when compared to traditional therapies, our ability to further penetrate the advanced wound care market may be negatively impacted as physicians may choose not to use V.A.C. therapy as a wound treatment. Furthermore, adverse  clinical  results  from these trials would hinder the ability of  V.A.C. to  achieve  standard‑of‑care  designation, which could slow the adoption of V.A.C. across all targeted wound types. As a result, usage of V.A.C. may decline and cause our revenue to suffer.

      The Agency for Healthcare Research and Quality ("AHRQ") has assigned a technology assessment on negative pressure therapies for wound healing to the Blue Cross Blue Shield Association Technology Evaluation Center. AHRQ is currently evaluating the technology assessment and has not indicated if, or when, it intends to issue the assessment. Although the technology assessment will not have any legal or binding effect, any technology assessment which is negative, in whole or part, could cause usage of our V.A.C. systems to decline.

      Changes to third-party reimbursement policies could reduce the reimbursement we receive for our products.

      Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third‑party payers, including Medicare, Medicaid and private insurance programs. We also act as a durable medical equipment, or DME, supplier and, as such, we furnish our products directly to customers and subsequently bill third‑party payers such as Medicare, Medicaid and private insurance. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products could decrease. In addition, in the event any public or private third‑party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursement. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, the outcome of future coverage or payment decisions for any of our products by governmental or private payers remain uncertain.

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

      Also, in December 2002, we submitted a written request to the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs, in which we requested clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation.  Since that time, we have had a variety of interactions with the DMERC Medical Directors.  Most recently, the Medical Directors sent us a draft of new NPWT Guidelines dated September 16, 2004.  In essence, the draft guidelines provide that:  i) a wound must have a surface area of at least 4 sq cm and depth of at least 0.5 cm,  ii) except in exceptional circumstances with appropriate documentation, coverage will be limited to six months, and iii) coverage will end when the wound is filled with granulation tissue.  Although we do not agree fully with the DMERCs on the positions taken in the draft guidelines, we believe they are moving closer to what we believe the current clinical practice standards are.  We have responded to the recent draft guidelines and have a continuing dialogue with the DMERC medical directors on these issues. The tone of the discussions has been constructive and positive.  In the event that the medical directors do not agree to revise their interpretations on these issues, the rate of V.A.C. revenue growth would be impacted. Although difficult to predict, we believe the reimbursement issues addressed by the medical directors relate to approximately 20% of our annual V.A.C. Medicare revenue or about 2.2% of our overall annual revenue.

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

      We may be subject to claims audits that would harm our business and financial results.

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

      We obtain some of our finished products and components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables.  This supply agreement has a three-year term, ending in October 2006, with an automatic extension for an additional twelve months if neither party gives notice of termination. V.A.C. disposables represented 20.3% of our revenue for the nine months ending September 30, 2004. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenues from decreased V.A.C. rentals.  We maintain an inventory of disposables sufficient to support our business for six weeks in the United States and eight weeks in Europe.  Additionally, we have ensured that Avail has duplicate manufacturing facilities, tooling, and raw material resources for the production of our disposables.  If we lose any supplier (or if a sole-source supplier experiences any manufacturing problems), we could be required to qualify one or more replacement suppliers and may be required to conduct a significant level of process and components validation to incorporate new suppliers or components in to our products. The need to change suppliers to incorporate new components might cause material delays in delivery or significantly increase costs.

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

      Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of September 30, 2004, we have seven interest rate swap agreements pursuant to which we have fixed the rates on $350.0 million, or 95.2%, of our variable rate debt as follows:

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

      The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of September 30, 2004.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (in thousands):

	Expected Maturity Date as of September 30, 2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long‑term debt
Fixed rate	$ -	$ 150	$ 150	$ -	$ -	$ 97,846	$ 98,146	$ 104,018
Average interest rate	-	7.000%	7.000%	-	-	7.375%	7.374%
Variable rate	$ 931	$ 3,723	$ 3,723	$ 3,723	$ 3,723	$ 351,777	$367,600	$ 367,600
Average interest rate	3.980%	3. 980%	3. 980%	3. 980%	3. 980%	3. 980%	3. 980%
Interest rate swaps (1)
Variable to fixed	$100,000	$100,000	$150,000	$ -	$ -	$ -	$350,000	$ 301
Average pay rate	2.375%	2.143%	2.774%	-	-	-	2.480%
Average receive rate	1.975%	1.975%	1.990%	-	-	-	1.981%

      (1)  Interest rate swaps are included in the variable rate debt under long-term debt.

Foreign Currency and Market Risk

      We have direct foreign operations in Western Europe, Canada, Australia, Singapore and South Africa and distributor relationships in many other parts of the world. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      We maintain no other derivative instruments to mitigate our exposure to currency translation and/or transaction risk. International operations reported operating profit of $23.0 million for the nine months ended September 30, 2004. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2004 would change our net income for the nine months ended September 30, 2004 by approximately $1.3 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Set forth below is a description of recent developments in our legal proceedings.  For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K under the caption “Part I.  Item 3.  Legal Proceedings.”

      On September 1, 2004, Magistrate Judge Primomo issued a Supplemental Memorandum and Recommendation in the Novamedix lawsuit, which interpreted the claims of the patents involved in the case.  Although KCI has appealed certain aspects of the Recommendation, we believe that the claim construction set forth in the Memorandum supports KCI’s contention that the PlexiPulse device does not infringe Novamedix’s patents.

      On September 2, 2004, Judge Ashman issued a Memorandum Opinion and Order which interpreted the claims of the patents involved in the Safe Bed Technologies case.  The Court agreed with KCI’s interpretation of almost all of the claims in question.  As a result, we do not believe that a reasonable trier of fact could find that our products infringe the Safe Bed patents.  We believe Safe Bed will appeal this ruling.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

Issuer Purchase of Equity Securities

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced	Purchased
Period	Purchased *	Paid per Share	Plan **	Under the plan

January 1-31, 2004	9,990	$ 17.00	-	-
February 1-29, 2004	-	-	-	-
March 1-31, 2004	-	-	-	-
April 1-30, 2004	6,707	$ 49.10	-	-
May 1-31, 2004	257	$ 49.00	-	-
June 1-30, 2004	-	-	-	-
July 1-31, 2004	-	-	-	-
August 1-31, 2004	-	-	-	-
September 1-30, 2004	-	-	-	-
	_______	______	____	____
Total	16,954	$ 30.18	-	-
	_______	______	____	____

                 *    Transactions represent the repurchase of common shares from employees to pay the option exercise price in connection with the exercise of employee stock options.

               **    No share repurchases were made pursuant to a publicly announced plan.

ITEM 6.     EXHIBITS

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

4.5	Agreement Among Shareholders, dated as of November 5, 1997 (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on December 19, 1997).
4.6	Joinderand Amendment Agreement, dated as of June 25, 2003 (filed as Exhibit 10.9 to Amendment No. 1 to our Registration Statement on Form S-4 filed on October 24, 2003, as thereafter amended).
4.7	Waiver and Consent, effective as of September 27, 2002 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
4.8	Amendment and Waiver, dated as of August 11, 2003 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on September 29, 2003, as thereafter amended).
4.9	Amendment, Acknowledgement and Waiver (filed as Exhibit 10.35 to Amendment No. 3 to our Registration Statement on Form S-1 filed on February 20, 2004).
*31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004.

*31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2004.

*Exhibit filed herewith.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      KINETIC CONCEPTS, INC.
                                                                                      (REGISTRANT)

Date:  November 12, 2004                                            By:      /s/  DENNERT O. WARE
                                                                                       Dennert O. Ware
                                                                                      President and Chief Executive Officer
                                                                                      (Duly Authorized Officer)

Date:  November 12, 2004                                            By:     /s/  MARTIN J. LANDON
                                                                                      Martin J. Landon
                                                                                      Vice President and Chief Financial Officer
                                                                                      (Principal Financial and Accounting Officer)