Form 10-K
period 2004-12-31
KINETIC CONCEPTS INC /TX/
filed 2005-02-22
CIK 831967

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 001-09913

KINETIC CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Texas (State of Incorporation)	74-1891727 (I.R.S. Employer Identification No.)
8023 Vantage Drive San Antonio, Texas (Address of principal executive offices)	78230 (Zip Code)

Registrant's telephone number, including area code: (210) 524-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates on February 15, 2005 was $3.3 billion, based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

        As of February 15, 2005, there were 68,858,389 shares of the registrant's common stock outstanding.

        Documents Incorporated by Reference: Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

TABLE OF CONTENTS
KINETIC CONCEPTS, INC.
INDEX

TRADEMARKS

        The following terms used in this report are our trademarks: AirMaxxis™, AtmosAir®, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KCI®, KinAir® III, KinAir® IV, KinAir MedSurg®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS™, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.®, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C.®ATS, V.A.C. Freedom®, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill™. All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may by found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, the following:

  •
  any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

  •
  any statements of the plans, strategies and objectives of management for future operations;

  •
  any statements regarding future economic conditions or performance;

  •
  implementing our business strategy;

  •
  attracting and retaining customers;

  •
  obtaining and expanding market acceptance of the products and services we offer;

  •
  competition in our market;

  •
  statements regarding the outcome of pending litigation;

  •
  trends in the rental and sales product mix and from lower-therapy products to capital purchases;

  •
  future demand for V.A.C. systems;

  •
  expenditures with respect to our therapeutic surfaces business and demand for our bariatric products;

  •
  changes in patient demographics; and

  •
  any statements of assumptions underlying any of the foregoing.

        These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include the fluctuations in our operating results and the possible inability to meet our published revenue, operating margins and net earnings guidance or the expectations of the equity research analysts covering us for future periods; intense and growing competition that we face; our dependence on our intellectual property; our dependence on new technology; the clinical efficacy of V.A.C. therapy relative to alternate devices or therapies; and third party reimbursement policies and collections. You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward-looking statements are made as of the date of this report. KCI disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1. BUSINESS

General

        Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products which can significantly improve clinical outcomes while reducing the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

        We were founded in 1976 and are incorporated in Texas. Our principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230. Our telephone number is (210) 524-9000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(e) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.kci1.com, as soon as reasonably practicable after we file or furnish such information with the SEC. Information contained on our website is not incorporated by reference to this report.

Clinical Applications

        Our advanced wound care systems and therapeutic surfaces address four principal clinical applications:

Wound Healing and Tissue Repair

        In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes), and serious pressure ulcers present special challenges to the physician. These are often deep and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult—or in the worst cases, impossible—to treat quickly and successfully with traditional treatments. In addition, when surgeons use skin grafts to close wounds, a substantial portion of the closures are not fully effective. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk of treating these patients in health care facilities, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our V.A.C. systems are designed to meet these needs by quickly reducing edema, managing exudate, reducing infection risk, and stimulating the growth of healthy, vascularized granulation tissue.

        In the extended care and home care settings, different types of wounds—with different treatment implications—present the most significant challenges. Although a large number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the home care setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system or immune deficiencies that interfere with the body's normal wound healing processes. Diabetic ulcers, arterial and venous insufficiency wounds and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit a patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies, such as hydrocolloids, hydrogels and alginates.

        Physicians and nurses look for therapies that can promote the healing process and overcome the obstacles of patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the home care setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies which are minimally disruptive to their lives. Our V.A.C. Freedom system is designed to allow patients mobility to conduct normal lives while their wounds heal.

Therapies to Treat Pulmonary Complications in the Intensive Care Unit

        The most critically ill patient population is cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical attention. Patients seen in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome, or ARDS, resulting directly from their conditions or stemming from their impaired mobility. Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. In 2001, there were approximately 1.0 million ICU patients in the United States with pulmonary complications.

        Treating pulmonary complications requires special equipment and treatment methods. Because of the aggressive and specialized treatments required to address these life-threatening conditions, daily patient care costs in the ICU are high. Our Critical Care Therapies consist of Kinetic Therapy and Prone Therapy to provide mobility to patients who cannot mobilize themselves. Kinetic Therapy involves the side-to-side rotation of a patient to an angle of at least 40 degrees per side and has been shown in independent clinical studies to reduce the incidence of certain pulmonary complications and length of stay in the ICU. Prone Therapy involves turning a patient from the supine to prone position and often is done manually by nurses in the ICU. Proning a patient has been shown in some ICU patients to improve oxygenation in ARDS patients and reduce ventilator time and ICU length of stay. Our Critical Care Therapies product portfolio includes the RotoProne Therapy System, offering the combination of Kinetic Therapy and Prone Therapy, the RotoRest Delta, TriaDyne II and TriaDyne Proventa Therapy Systems, offering Kinetic Therapy.

Bariatric Care

        In the U.S., the prevalence of obesity has increased from 15% in the late 1970s to over 30% in 2000. In addition, obesity is now the second leading cause of preventable death in the U.S., and has been estimated at 5.3% of total medical spending. Obese patients are often unable to fit into standard-sized beds and wheelchairs and pose an increased risk to caregivers. KCI's BariatricSupport™, a comprehensive offering of therapy driven, safety focused products, education and training, provides obese patients with the surface therapies, accessories, and support they need. In addition, our bariatric products enable caregivers to care for obese patients in a safe and dignified manner in all care settings. While our bariatric products are generally used for patients weighing from 300 to 600 pounds, most are expandable and can accommodate patients weighing up to 850 to 1,000 pounds. Our most sophisticated bariatric products can serve as a chair, weight scale, and x-ray table; and they provide therapies like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care facilities because moving and handling obese patients increases the risk of injury to health care personnel. Our products and accessories enable health care personnel to treat these patients in a manner that is safer for health care personnel, and safer and more dignified for the patient.

Wound Treatment and Prevention

        Our pressure relieving therapeutic surfaces provide therapy for the treatment of pressure sores, burns, ulcers, skin grafts, and other skin conditions. They also help prevent the formation of pressure sores that can develop in immobile individuals. Our therapeutic surfaces reduce the amount of pressure on a patient's intact skin (prevention) or an existing wound site (treatment) through the use of air, foam, silicon beads, or viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. In addition to providing pressure relieving therapy, some of our products provide for pulsing of air into the surface cushions, known as Pulsation Therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of at least 20 degrees. Our wound care therapeutic surfaces are utilized by patients in hospitals, residents in nursing homes and individuals in the home.

Products

        We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome driven therapies across multiple care settings.

Wound Healing and Tissue Repair

        Our four wound healing and tissue repair systems incorporate our proprietary V.A.C. technology. A V.A.C. system consists of the therapy unit and four types of disposables: a foam dressing, an occlusive drape, a tube system connecting the dressing to the therapy unit and a canister. The therapy unit consists of a pump that generates controlled negative pressure and internal software that controls and monitors the application of the therapy. The therapy can be programmed for individualized use. Our V.A.C.ATS and V.A.C. Freedom systems enable the unit to flexibly control the time, rate and application of negative pressure to the wound and adapt its operations as it senses the progress of the application of the therapy to the originally targeted levels. Additionally, the V.A.C.ATS and V.A.C. Freedom units include safety alarms that respond in real time to alert users of any blockage or other interference with the pre-set protocol. The systems have a number of on screen user-assist features such as treatment protocols and suggestions to address specific patient issues.

        The negative pressure therapy is delivered to the wound bed through a proprietary foam dressing cut to fit the wound size. The dressing is connected to the therapy unit through a tube which both delivers the negative pressure and senses the pressure delivered to the wound surface. An occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. Negative pressure can also be applied intermittently to the wound site, which we believe further accelerates the growth of granulation tissue. The canister collects the fluids, or exudates, and helps reduce odors through the use of special filters. V.A.C. dressings are typically changed every 48 hours for non-infected wounds, versus traditional dressings which often require dressing changes one or more times per day. Our V.A.C. dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical wounds, diabetic foot ulcers and open abdominal wounds, among others.

        Our wound healing and tissue repair systems are targeted to meet the needs of specific care settings and wound or patient requirements.

  •
  The V.A.C.ATS System was introduced in 2002 to meet the acute care requirements for a flexible, easy-to-use, high-capacity system that is effective with the largest and most challenging trauma, orthopedic reconstruction and abdominal wounds. The V.A.C.ATS incorporates advanced features and controls to provide flexibility to customize the treatment protocol to the requirements of different wound types and physician preferences. It also incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. The V.A.C.ATS also simplifies dressing changes and incorporates smart alarms that help ensure patient safety.

  •
  The V.A.C. Instill System was introduced in 2003 to add additional therapy capability to V.A.C. systems. The V.A.C. Instill combines the ability to instill fluids into the wound with V.A.C. therapy. Fluids prescribed by physicians for topical use—including antibiotics, antiseptics and anesthetics—can be instilled, making the system particularly well suited for infected and painful wounds. Future uses could include cytokines, growth factors, or other agents to stimulate wound healing. Because the V.A.C. Instill is based on the V.A.C.ATS system, it also includes all the capabilities and features of the V.A.C.ATS.

  •
  The V.A.C. Freedom System was introduced in 2002 to meet the requirements for a robust, lightweight, high-performance product suitable for patients who are able to walk and are not confined to bed. Similar to the V.A.C.ATS system, it incorporates advanced features and T.R.A.C. technology, but in a 3.2 pound package adapted for convenient unobtrusive use by more active patients. It also includes special filters that help reduce wound odor, a common and embarrassing problem for many ambulatory wound patients, and a controlled drawdown feature that helps reduce pain when therapy is initiated. While the design of the V.A.C. Freedom system addresses the treatment needs of chronic wound patients, its 300 cc canister capacity also makes it appropriate for patient with highly exudating wounds.

  •
  The V.A.C. Classic System, launched in 1995, is a first-generation system that provides the basic therapeutic functionality and wound healing capability of our other V.A.C. products. For those who do not require the advanced features of our newer V.A.C. products, it provides our most economical advanced wound-healing package.

        The superior clinical efficacy of our V.A.C. systems is supported by an extensive collection of published clinical studies. V.A.C. systems have been reviewed in at least 173 peer reviewed journal articles, 303 abstracts, 25 case studies and 42 textbook citations. Of these, the research for 31 articles and 47 abstracts was funded by research grants from KCI. Negative Pressure Wound Therapy, as delivered by V.A.C. therapy, has been granted a seal of approval by the American Podiatric Medical Association, the German Wound Healing Society and the Austrian Wound Healing Society. Independent consensus conferences have issued guidelines for the use of Negative Pressure Wound Therapy for diabetic wounds, pressure ulcers, complex chest wounds and hospital treated wounds.

        In addition, we are conducting 10 prospective, randomized and controlled multicenter clinical studies specifically designed to provide statistically significant evidence of V.A.C. therapy's clinical efficacy for treating a wide range of targeted wound types. These clinical studies are managed by our 24-member medical department.

Products Treating Pulmonary Complications in the ICU

        Our Critical Care Therapies line includes both Kinetic Therapy products and Prone Therapy products. In 2004, we introduced the RotoProne Therapy System, an advanced patient care system for the treatment and prevention of pulmonary complications associated with immobility. Providing both Kinetic Therapy and Prone Therapy, the RotoProne Therapy System enables caregivers to rotate immobile patients with respiratory complications from the supine to the prone position and to also rotate them from side to side up to 62 degrees in both the supine and prone positions. The RotoProne Therapy System features include rotation that is programmable in one-degree increments, up to 62 degrees in either the prone or supine position, with an acclimation mode as well as pause and hold functions to suspend the patient in a side-lying position for ease in nursing care. Other features of the RotoProne Therapy System include a tube management system, electronically monitored buckles, an ergonomically-designed head positioning system and 40-second or less return to supine from the prone position for CPR. The RotoProne Therapy System can help improve patient outcomes by delivering the benefits of Prone Therapy along with Kinetic Therapy in an easier-to-use automated system.

        Our Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, Roto Rest Delta and PediDyne Therapy systems. The TriaDyne Therapy System product line is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriaDyne Therapy System also accommodates prone therapy with the proning accessory kit, percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The Roto Rest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications. The Roto Rest Delta has been shown to improve the care of patients suffering from multiple trauma, spinal cord injury, severe pulmonary complications, respiratory failure and deep vein thrombosis. Kinetic Therapy has been clinically studied in at least 16 randomized clinical trials, 55 peer reviewed articles, 10 other published articles, 42 abstracts, 19 case studies and three textbook citations. Of these, the research for 14 articles, 32 abstracts and 19 case studies was funded by research grants from KCI.

Bariatric Care

        Our bariatric products provide a range of therapy options and the proper support needed by obese patients that enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir therapy system, which can serve as a bed, cardiac chair or x-ray table. The BariAir, first introduced in 1996, provides low air loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today. In addition to therapy, the BariAir provides a risk management platform for patients weighing up to 850 pounds. It is a front exit bed with the ability to convert to a cardiac chair position. In 1996, we introduced the FirstStep Select Heavy Duty overlay which, when placed on a BariKare bed, provides pressure-relieving low air loss therapy. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and Maxxis 400 provide a home care bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

        The newest system in our bariatric product line is the BariMaxx II bed and the new MaxxAir ETS (Expandable Turning Surface) mattress replacement system which fits on the Bari Maxx II. The BariMaxx II provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. The BariMaxx II side exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. The MaxxAir ETS is a low-air pressure relieving surface option for the BariMaxx II that also includes rotational therapy of up to 30 degrees on each side. Our bariatric beds are now combined with an EZ-Lift patient transfer system and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric offering.

Wound Treatment and Prevention

        We offer a wide variety of therapeutic surfaces for wound treatment and prevention, providing pressure relief, pressure reduction, pulsation, alternating pressure, and a continuous turn of a minimum of 20 degrees. Most of our therapy beds and surfaces incorporate the exclusive use of GoreTex® fabric in the patient contact areas to provide an ideal microclimate for skin protection and moisture control. Our pressure relief products include a variety of framed beds and overlays such as the KinAir MedSurg and KinAir IV framed beds; the FluidAir Elite and FluidAir II bead beds; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage and TriCell overlays, the AtmosAir family of non-powered, dynamic mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the KinAir MedSurg Pulse and TheraPulse ATP framed beds and the DynaPulse overlay. Our alternating pressure or air cycling products include a powered model of the AtmosAir, and the Intercell. Our turn assist products include the KinAir IV, Therapulse ATP, and a powered AtmosAir model.

        The KinAir III, KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support the patient on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The FirstStep family overlays are designed to provide pressure relief and help prevent and treat pressure sores. The AtmosAir family are for-sale mattress replacement products that have been shown to be effective for the treatment and prevention of pressure sores in a series of hospital-based case studies. The proprietary AtmosAir with Self Adjusting Technology (SAT) utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief.

        The KinAir MedSurg Pulse and TheraPulse ATP framed beds and the DynaPulse overlay provide a more aggressive form of treatment through a continuous pulsating action which gently massages the skin to help improve capillary and lymphatic circulation in patients suffering from severe pressure sores, burns, skin grafts or flaps, swelling or circulatory problems.

        The KinAir IV, Therapulse ATP and a powered AtmosAir model all provide turn assist of a minimum of 20 degrees to each side. Turn Assist helps the caregiver reposition and/or turn a patient in order to provide patient care and pressure relief.

Customers

        We have broad reach across all health care settings. In the United States, for example, we have relationships with over 3,400 acute care hospitals, over 5,600 extended care facilities and approximately 9,500 home health care agencies and wound care clinics. As of December 31, 2004, we served approximately 2,300 medium to large hospitals in the United States. Through our network of 138 U.S. and 69 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. This extensive network is critical to securing national contracts with group purchasing organizations, or GPOs, and allows us to efficiently serve the home market directly. Our network also provides a platform for the introduction of additional products.

        Our agreements with GPOs and reimbursement under Medicare Part B account for a significant portion of our revenues. We have agreements with numerous GPOs, which represent large groups of acute care and extended care facilities in order to negotiate rental and purchase terms on behalf of all of their members. Our largest GPO relationship is with Novation, LLC. Under our agreements with Novation, we provide products and therapies to over 1,700 acute care and extended care facilities. Rentals and sales to Novation participants in the years ended December 31, 2004 and 2003, accounted for $145.3 million, or 14.6% of total revenue, and $128.7 million, or 16.8% of total revenue, respectively. Medicare, which reimburses KCI for placement of products and therapies with Medicare participants, accounted for $114.6 million, or 11.5% of total revenue, and $83.6 million, or 10.9% of total revenue for the years ended December 31, 2004 and 2003, respectively. No other customers or payers accounted for 10% or more of total revenues for the years ended December 31, 2004 and 2003, respectively.

        Our customers generally prefer to rent our V.A.C. systems and therapeutic surfaces and purchase the related disposable products, such as V.A.C. dressings. We believe that some of our customers, who tend to be our larger customers, desire alternatives to rental for at least some of their business. We expect this trend to continue as V.A.C. penetration increases, and we are exploring alternative models so that we can respond to our customers' needs.

Billing and Reimbursement

        We have extensive contractual relationships and reimbursement coverage for the V.A.C. in the United States. In acute and extended care, we have contracts with nearly all major hospital-organizations, and most major extended-care group purchasing organizations. Generally, facilities pay us directly for our services. In the home care market, we provide V.A.C. products and services directly to patients and bill third-party payers, including Medicare and private insurance. V.A.C. systems are covered by Medicare Part B. We currently have V.A.C. contracts with private and governmental organizations covering over 200 million member lives in the United States as of December 31, 2004. This represents more than 10 times the number of member lives we had under contract as of mid-2000.

        The following table sets forth, for the periods indicated, the percentage of revenue derived from different types of payers:

	2004	2003	2002
Facilities	68%	70%	72%
Third-party payers	32%	30%	28%

Employees

        As of December 31, 2004, we had approximately 4,980 employees, and approximately 1,800 of these employees were located in San Antonio, Texas and perform functions associated with corporate, manufacturing, finance and administration. As of December 31, 2004, we had approximately 1,395 employees in our international facilities. Approximately 80 employees in our France facility are represented by a workers' council, pursuant to applicable industrial relations laws. Our employees are not otherwise represented by labor unions or workers' councils and we consider our employee relations to be good.

Corporate Organization

        Our business has two geographical operating segments: USA and International.

        With approximately 2,035 employees as of December 31, 2004, our USA division serves the domestic acute care, extended care and home care markets with the full range of our products and services. The domestic division distributes our medical devices and therapeutic surfaces to over 3,400 acute care hospitals and more than 5,600 extended care facilities and also directly serves the home care market through our service center network. Our USA division accounted for approximately 75%, 76%, and 77% of our total revenue in the years ended December 31, 2004, 2003 and 2002.

        As of December 31, 2004, our International division had direct operations in 16 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, Belgium, Spain, Singapore and South Africa. The International division distributes our medical devices and therapeutic surfaces through a network of 69 service centers. Our international corporate office is located in Amsterdam, The Netherlands. We have international manufacturing and engineering operations based in the United Kingdom. In addition, our International division serves the demands of a growing global market through relationships with approximately 50 independent distributors in Latin America, the Middle East, Eastern Europe and Asia. The International division consists of approximately 1,395 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our International division accounted for approximately 25%, 24% and 23% of our total revenue in the years ended December 31, 2004, 2003 and 2002, respectively.

Sales and Marketing Organization

        Our worldwide sales organization consists of approximately 1,485 individuals, over 40% of whom have medical or clinical backgrounds. Our sales organization is organized by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary to assure that the use of our systems results in optimal clinical and economic outcomes. We have approximately 420 clinical consultants, all of whom are health care professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist facilities and home health agencies to develop their patient care protocols. Our clinicians educate the hospital, long-term care facility or home health agency staff on the use of our products. In addition, we employ approximately 130 field-based specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

        Our international sales organization includes more than 510 employees in 16 foreign countries. In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

        Selling, marketing and advertising expenses in each of the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Selling	$162,264	$128,247	$112,146
Percentage of total revenue	16%	17%	19%
Marketing	$42,243	$24,815	$19,240
Percentage of total revenue	4%	3%	3%
Advertising	$7,186	$5,148	$4,802
Percentage of total revenue	1%	1%	1%

Service Organization

        Our USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. The domestic division distributes our medical devices and therapeutic surfaces through a network of 138 domestic service centers. Our USA division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. Our International division distributes our medical devices and therapeutic surfaces through a network of 69 service centers.

        In addition to delivery, pick-up, and technical support services, our service organization cleans, disinfects, and reconditions products between rentals. To assure availability when products are needed, the service organization manages our rental fleet of approximately 85,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization. Services are provided by approximately 900 people in the United States and approximately 480 people internationally.

Research and Development

        We have a successful track record of pioneering new wound care and therapeutic surface technologies through new product introductions and significant enhancements to existing products. Our development and commercialization of V.A.C. systems and disposable dressing variations have established KCI as a leader in advanced wound care. Our therapeutic surfaces technology originated with the introduction of the Roto Rest bed 28 years ago. Since that time, we have developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care. Most recently, we have developed a broad portfolio of bariatric surface products to improve the care of obese patients.

        Our primary focus for innovation is to increase the clinical and economic benefit of our products to our customers and their patients. In addition, we strive to make our products user-friendly and increase their operational efficiency, both of which are critical in the demanding and sometimes short-staffed world of health care today. Significant investments in our 2004 research and development included:

  •
  new, advanced wound healing systems and dressings tailored to the needs of different care settings and wound types;

  •
  new technologies in wound healing and tissue repair;

  •
  new applications of V.A.C. technology and enhanced therapeutic effectiveness through improved understanding of the V.A.C. systems' various mechanisms of action; and

  •
  commercialization of RotoProne, an advanced therapeutic surface to address critical needs of patients with Acute Respiratory Distress Syndrome, and development of a new therapeutic surface to provide neuroprotection for cardiac arrest and stroke patients;

        Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Research and development spending	$31,312	$23,044	$18,749
Percentage of total revenue	3%	3%	3%

        We intend to increase our research and development expenditures in absolute dollars and as a percentage of revenue. However, we expect that research and development spending will remain a modest percentage of overall revenue.

Patents, Trademarks and Licenses

        To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. We have approximately 130 issued U.S. patents relating to our existing and prospective lines of therapeutic medical devices. We also have approximately 50 pending U.S. patent applications. Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks. We have 50 trademarks and service marks registered with the United States Patent and Trademark Office. We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

        We have patent protection for our current V.A.C. products, in the form of owned and licensed patents, including at least 18 issued U.S. patents and at least 12 U.S. patent applications pending. Our international patent portfolio (including owned and licensed patents) relating to current and prospective technologies in the field of V.A.C. therapy includes more than 150 issued patents and more than 100 pending patent applications, including protection in Europe, Canada, Australia and Japan. Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority.

Our base V.A.C. utility patents do not begin to expire until 2013. We have multiple patents covering unique aspects, and improvements to the V.A.C. system.

        On October 6, 1993, we entered into a license agreement with Wake Forest University that we rely on in connection with our V.A.C. business. Under this agreement, Wake Forest University has licensed to us on a worldwide, exclusive basis the right to use, lease, sell and sublicense its rights to certain patents that are integral to the technology that we incorporate in our V.A.C. products. The term of the agreement continues for as long as the underlying patents are in effect, subject to Wake Forest University's right to terminate earlier if we fail to make required royalty payments or are otherwise in material breach or default of the agreement.

Manufacturing

        Our manufacturing processes for V.A.C. systems, therapeutic surfaces, mattress replacement systems and overlays involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process is in compliance with ISO 9001 (1994), ISO 13485, and FDA's Quality System Regulation.

        We contract for the manufacture of V.A.C. disposables through Avail Medical Products, Inc., a leading contract manufacturer of sterile medical products. We entered into a sole-source agreement with Avail for our V.A.C. related disposable products, which became effective in October 2002 for our U.S. related orders and in May 2003 for our international related orders. This supply agreement was recently extended through October 2007, with automatic extensions for additional twelve month periods if neither party gives notice of termination. Approximately 21% of our total revenue for the year ended December 31, 2004 was generated from the sale of these disposable supplies. The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. In the event that Avail is unable to fulfill the terms of this agreement, we have identified other suppliers that could provide such inventory to meet our needs. However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term. We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe.

Working Capital Management

        We maintain inventory parts and supplies to support customer needs in our service centers and in our manufacturing facilities. We also maintain inventory for conversion to our surface and V.A.C. rental fleet in our manufacturing facilities. Our V.A.C. rental equipment cannot be used without the disposables that support the V.A.C. systems. As such, we buy and ship disposable inventory directly from our sole supplier to the customer.

        Our payment terms with hospitals and extended care facilities are consistent with industry standards and provide for payment within 30 days of invoice. Our payment terms with third party payers, including Medicare and private insurance, are consistent with industry standards and provide for payment within 45 days. A portion of our receivables relate to unbilled revenues arising in the normal course of business, due to monthly billing cycles requested by our hospital or extended care facility customers or due to our internal paperwork processing procedures regarding billing third party payers.

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

        In wound healing and tissue repair, we compete with other treatment methods offered by a number of companies in the advanced wound care business. These methods are substantially different than the V.A.C. and include traditional wound care dressings, advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and medical devices used for wound care. Many of these devices can be used to compete with the V.A.C. or as adjunctive therapy which complements the V.A.C. For example, caregivers may use one of our V.A.C. systems to prepare a healthy wound bed in order to reduce the wound size, and then use a skin substitute to manage the wound to final closure. As the market for, and revenues generated by, the V.A.C. expand, we believe additional competitors may introduce products designed to mimic the V.A.C. Recently, BlueSky Medical Corporation introduced a medical device that is being marketed to directly compete with V.A.C. systems. We believe that this device violates our intellectual property rights and we have taken legal action against Blue Sky, its suppliers and several of its distributors to protect our rights. BlueSky has recently received FDA clearance of its pump and one of its dressings. BlueSky's clearance is not as broad as the FDA clearance received by KCI. BlueSky has also announced that a large Midwest Managed Care Organization has covered its product. We also have successfully challenged the marketing of imitative V.A.C. systems by several European companies.

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

Market Outlook

Health Care Reform

        Health care reform legislation will most likely remain focused on reducing the cost of health care. We believe that efforts by private payers to contain costs through managed care and other efforts will continue in the future as efforts to reform the health care system continue. The Balanced Budget Act of 1997 (the "BBA") significantly reduced the annual increases in federal spending for Medicare and Medicaid, changed the payment system for both skilled nursing facilities ("SNFs") and home health care services from cost-based to prospective payment systems and allowed states greater flexibility in controlling Medicaid costs at the state level. Certain portions of the BBA were amended by the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (the "BBRA") and the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA").

        On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), which includes revisions to payment methodologies and other standards for items of DME. These revisions could have a direct impact on our business. At this time, we are unable to determine with precision whether and to what extent these changes would be applied to our products and our business. Several provisions of the MMA are significant. First, beginning in 2004 through 2008, the payment amounts for DME, including

V.A.C. systems will no longer be increased on an annual basis. Second, beginning in 2007, a competitive acquisition program will be phased in to replace the existing fee schedule payment methodology. Third, supplier quality standards will be established for DME suppliers. The standards will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products.

        On February 11, 2003, the Centers for Medicare and Medicaid Services ("CMS," formerly the Health Care Financing Administration) made effective an interim final rule implementing "inherent reasonableness" authority, which allows the agency and carriers to adjust payment amounts by up to 15% per year for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service. Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Medicare Part B. This rule remains in effect after the MMA.

        In addition, under the MMA, starting in 2007, Medicare will begin to implement a nationwide competitive bidding program in ten high population metropolitan statistical areas (MSAs), and in 2009, this program is to be expanded to 80 MSAs (and additional areas thereafter). We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

Health Insurance Portability and Accountability Act (HIPAA) Compliance

        The Health Insurance Portability and Accountability Act of 1996 (HIPAA) covers a variety of provisions which impact our business including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for billing. Sanctions for violating HIPAA include criminal penalties and civil sanctions. HIPAA regulations regarding standardization of electronic data billing transactions will also impact our business. At the present time, we invoice third-party payers using a variety of different systems. In 2003, we transitioned our billing systems to the American National Standard Institute format for electronic data billing transactions as required by HIPAA. In some instances, we found it difficult to differentiate between products which are covered by a single billing code but have different prices. Therefore, we applied to CMS for additional product codes to support our current billing practices. However, CMS may not establish any of the requested billing codes. We have been working with all business associates with whom we share protected health information in order to make the transition to standardized billing codes as smooth as possible. However, the transition to standardized billing codes may create billing difficulties or business interruptions for us.

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

Reimbursement of Health Care Costs

        The importance of payer coverage policies has been demonstrated by our experience with our V.A.C. technology in the home care setting. On October 1, 2000, a Medicare Part B policy was approved, which provided for reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. systems and V.A.C. disposable products in the home care setting. The policy facilitated claims processing, permitted electronic claims submissions and created a more uniform claims review process. Because many payers look to Medicare for guidance in coverage, a specific Medicare policy is often relied upon by other payers. In contrast with this U.S. experience, coverage in several European countries has been limited to case-by-case approvals until the appropriate approvals have been granted by the government-sponsored approval body. Switzerland approved home care reimbursement in 2004, which has opened the market for broad use in the home. Germany is currently considering approval. In other countries, such as Austria and the Netherlands, coverage by insurance companies is widespread, even without formal government approval.

        A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third-party payers. The reimbursement process for home care placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of the business.

        In light of increased scrutiny on Medicare spending, as well as revisions to payment methodologies imposed by the MMA, the outcome of future coverage or payment decisions for any of our products or services by governmental or non-governmental third-party payers remain uncertain.

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

        Obesity is increasingly being recognized as a serious medical complication. In 2003, approximately 1.6 million patients in U.S. hospitals had a primary or secondary diagnosis of obesity. Obese patients tend to have limited mobility and are, therefore, at risk for circulatory problems and skin breakdown.

Government Regulation

United States

        Our products are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration, or the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the design, clinical testing, manufacture, labeling, distribution, sale and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to demand the repair, replacement or refund of the cost of any device that we manufacture or distribute that violates statutory or regulatory requirements.

        In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to the Quality System Regulation). Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are high-risk devices that receive significantly greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance (510(k) clearance) or pre-market application (PMA) approval. All of our current products have been classified as Class I or Class II devices, which typically are marketed based upon 510(k) clearance or related exemptions. A 510(k) clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device or to a Class III device on the market since May 28, 1976, for which PMA approval has not been required. A PMA approval requires proof to the FDA's satisfaction of the safety and effectiveness of a Class III device. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification. For "significant risk" devices, such clinical studies generally require submission of an application for an Investigational Device Exemption, or IDE. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The PMA approval process is much more costly, lengthy and uncertain. The process generally takes from one to three years; however, it may take even longer.

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

        Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations, including the Quality System Regulation (QSR, formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements. Manufacturers must also comply with the Medical Device Reporting (MDR) regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations.

Fraud and Abuse Laws

        We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the "Stark Law") prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

        We may also be subject to federal and state anti-kickback laws. Section 1128B(b) of the Social Security Act, commonly referred to as the "Anti-Kickback Law", prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services (HHS) has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $25,000 per violation and civil penalties and possible exclusion from federal health care programs. Penalties of up to $50,000, plus up to three times the amount of the remuneration without regard to whether any portion was attributable to legitimate services, may be imposed. Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to referral of patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

        In addition, HIPAA created two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to the DHHS and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the DHHS's Office of the Inspector General (OIG) and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

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

        The OIG has taken certain actions, which suggest that arrangements between manufacturers or suppliers of durable medical equipment or medical supplies and SNFs (or other providers) may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal Anti-Kickback Law. In July 1999, the OIG published OIG compliance program guidance for the durable medical equipment, prosthetics, orthotics and supply (DMEPOS) industry developed by the OIG in cooperation with, and with input from, the Centers for Medicare and Medicaid Services ("CMS"), the DOJ and representatives of various trade associations and health care practice groups. The guidance identifies specific areas of DMEPOS industry operations that may be subject to fraud and abuse. Furthermore, the OIG Work Plan for 2005 focused on compliance of durable medical equipment suppliers with Medicare rules and regulations. These initiatives create an environment in which there will continue to be significant scrutiny regarding compliance with federal and state fraud and abuse laws.

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

ISO Certification

        Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with the ISO 9000 series of International Standards (ISO Certification) has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years. We received ISO 9001 and EN46001 Certification in the fourth quarter of 1997 and Medical Device Agency registration in the fourth quarter of 2002 and therefore are certified to apply the CE mark for direct selling and distributing of our products within the European community. In addition, we received certification for ISO 13485 in the fourth quarter of 2002 and certification with Health Canada and, therefore, are certified to sell and distribute our products within Canada.

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

Reimbursement

        Our products are rented and sold principally to hospitals, extended care facilities and directly to patients who receive payment coverage for the products and services they utilize from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the U.S. In the home care market, we provide our products and services to patients and bill insurance companies, including Medicare Part B. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.

        We believe that government efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

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

Hospital Setting

        Acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary's stay, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs is included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Long-term care and rehabilitation hospitals also are now paid under a PPS rate that does not directly account for all actual services rendered. Because PPS payments are based on predetermined rates, and may be less than a hospital's actual costs in furnishing care, hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

        Certain specialty hospitals like Long Term Acute Care (LTAC) or in-patient rehabilitation facility (IRF), also use our products. In 2003, these specialty hospital types completed a phase-in to a PPS reimbursement system. To date, we have not experienced a material impact on our business from this reimbursement change. However, in 2005, additional changes in admitting practices are being phased in to these specialty hospitals. These changes have the potential of impacting overall reimbursement for these specialty hospitals. We cannot predict the impact of these changes in admitting practices of LTACs and IRFs on the health care industry or on our financial position or results of operations.

Skilled Nursing Facility Setting

        Reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system effective in 1998, which is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services. Effective July 2002, the daily payments were based on the national average cost. Although the BBRA and BIPA increased the payments for certain RUGs categories, certain provisions of the BBRA and BIPA covering these payment increases expired on September 30, 2002 and, in effect, the RUGs rates for the most common categories of SNF patients decreased. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products, such as the Company's therapeutic surfaces, which had previously been reimbursed as variable ancillary costs.

Home Setting

        Our products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of our products, including air fluidized beds, air-powered flotation beds, alternating pressure air mattresses and our V.A.C. systems and related disposables are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee (for a base treatment period generally not longer than four months for the V.A.C. system, and a period not to exceed 15 months for products other than the V.A.C. system) equal to 80% of the established allowable charge for the item. The patient (or his or her insurer) is responsible for the remaining 20%. The MMA provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter). We cannot predict the full impact of the new law on our financial position or results of operations, which may be impacted negatively.

Medicaid

        The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject, among other things, to certain federal requirements pertaining to eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing facilities nationwide. We sell or rent our products to nursing facilities for use in furnishing care to Medicaid recipients. Typically, nursing facilities receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each state's budget constraints. Current economic conditions have resulted in reductions in state funding for many Medicaid programs. Consequently, states are revising their policies for coverage of durable medical equipment in long-term care facilities and the home. We cannot predict the impact of the policy changes on our Medicaid revenue, but it is, and will continue to be, a difficult market to operate in profitably.

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

ITEM 2. PROPERTIES

        We lease approximately 154,000 square feet at our corporate headquarters building in San Antonio, Texas, the majority of which is leased under a 10-year lease that expires in 2012. We also lease approximately 28,300 square feet in adjacent buildings that are used for general corporate purposes, and approximately 88,500 square feet of office space in San Antonio for our customer service center. In addition, in February 2004 and February 2005, we entered into 99-month leases for approximately 80,400 and 80,200 square feet of office space in San Antonio to be used as our research and development facility and for general corporate purposes, respectively.

        We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993. Our operations are conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio. We lease approximately 138 domestic distribution centers, including each of our seven regional headquarters.

        Internationally, we lease 69 service centers. Our international corporate office is located in Amsterdam, the Netherlands. International manufacturing and engineering operations are based in the United Kingdom and Belgium. The United Kingdom plant is approximately 24,800 square feet, and the Belgium plant is approximately 19,600 square feet. These plants operate with 100% cumulative utilization of plant and equipment.

        We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

        The following is a summary of our major facilities:

Location	Description	Division	Owned or Leased
KCI Tower 8023 Vantage Drive San Antonio, TX	Corporate Headquarters	Corporate	Leased
KCI Manufacturing 4958 Stout Drive San Antonio, TX	Manufacturing Plant	Corporate	Owned
KCI North IV 5800 Farinon Drive San Antonio, TX	Customer Service Center	KCI USA	Leased
KCI North V 6203 Farinon Drive San Antonio, TX	R&D Facility	KCI USA	Leased
Parktoren, 6th Floor van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands	International Corporate Headquarters	KCI International	Leased
KCII Manufacturing, Unit 12 11 Nimrod Way, Wimborne Dorset, United Kingdom	Manufacturing Plant	KCI International	Leased
KCII Manufacturing Ambachtslaan 1031 3990 Peer, Belgium	Manufacturing Plant	KCI International	Leased

ITEM 3. LEGAL PROCEEDINGS

        On February 21, 1992, Novamedix Limited filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that directly competes with one of our vascular products, the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. On April 12, 2004, a federal Magistrate completed a review of our motion for summary judgment. In his Memorandum and Recommendation on the summary judgment motions in the case, the Magistrate recommended to the Federal District Court Judge that one of Novamedix's causes of action for false advertising be significantly limited and that one of Novamedix's patent infringement damage theories be denied for summary judgment purposes. The Magistrate recommended that the remainder of our motions for summary judgment be denied and that our interpretation of an important phrase in certain of the Novamedix claims be rejected. On September 1, 2004, a Federal Magistrate issued a Supplemental Memorandum and Recommendation in the Novamedix case, which interpreted the claims of the patents involved in the case. Although we have appealed certain aspects of the recommendation, we believe that the claim construction set forth in the memorandum supports our contention that the PlexiPulse device does not infringe Novamedix's patents.

        On July 1, 1998, Mondomed N.V. filed an opposition in the European Patent Office to a European V.A.C. patent. They were joined in this opposition by Paul Hartmann A.G. on December 16, 1998. The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003, pursuant to a written interlocutory decision issued May 19, 2004. The decision corrects the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modifies the patent claims to provide that the "screen means" is polymer foam. Under European patent law, the "screen means" would include equivalents to polymer foam. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. We and Paul Hartmann A.G. have appealed to the European Patent Office Board of Appeals in Munich, Germany. Mondomed N.V. has entered into a settlement with us. We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of an appeal, the original patents would remain in place. We believe that this decision will not affect our U.S. patents.

        On January 4, 2002, Safe Bed Technologies Company, or Safe Bed, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division seeking damages for patent infringement. The suit alleges that certain of our therapeutic surfaces products, including the TriaDyne and BariAir products, infringe a Safe Bed patent. After KCI received a favorable ruling on patent claim interpretation, we agreed to settle this case.

        On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela AG, Medela, Inc. and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division, alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we asserted causes of action for breach of contract, tortious interference and unfair competition. We are seeking damages and injunctive relief in the case. BlueSky and Medela, Inc. filed answers to the complaint and asserted counterclaims against us for declarations of non-infringement and patent invalidity. BlueSky has filed a counterclaim in the case that alleges that the Company's marketing of the V.A.C. system violates federal anti-trust laws. Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.

        We are a party to several additional lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated exposures related to these lawsuits. We anticipate that the legal fees incurred in connection with the litigation discussed above will be immaterial. Although it is not possible to reliably predict the outcome of the litigation items described above, in the opinion of management, the disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

        The manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We currently have certain product liability claims pending for which provision has been made in our financial statements. We believe that resolution of these claims will not have a material adverse effect on our business, financial condition or results of operations. We have not experienced any significant losses due to product liability claims and we believe that we currently maintain adequate liability insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II—FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2004	High	Low
First Quarter (from February 24, 2004 through March 31, 2004)	$45.15	$37.75
Second Quarter	$52.90	$43.17
Third Quarter	$52.86	$41.40
Fourth Quarter	$78.37	$46.00

        On February 15, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $64.65 per share. As of February 15, 2005, there were approximately 163 shareholders of record of our common stock.

        We do not currently pay cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future. Any future payment of cash dividends on our common stock will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. In addition, our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities. (For more information regarding the restrictions under our Senior Credit Agreement and Indenture, see "Management's Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.")

Equity Compensation Plan Information

        The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,784,622	$10.08	8,788,254	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,784,622	$10.08	8,788,254

(1)
Includes 290,330 shares available for future issuance under the 2003 Non-Employee Directors Stock Plan and 6,040,776 shares available for future issuance under the 2004 Equity Plan, which both provide for grants of restricted stock, options and other awards. Also includes 2,457,148 shares available for future issuance under the 2004 Employee Stock Purchase Plan, which makes stock available for purchase by employees at specified times.

Use of Proceeds from Sales of Registered Securities

        On February 27, 2004, we closed an initial public offering of our common stock, consisting of 20,700,000 shares of common stock registered on Form S-1 (File No. 333-111677). Of these shares, 3,500,000 were newly issued shares sold by us and 17,200,000 were existing shares sold by selling shareholders. Proceeds to us after expenses were $94.4 million in the aggregate. Proceeds to the selling shareholders were $485.0 million in the aggregate. We used the $94.4 million in net proceeds for the following purposes:

  •
  to redeem $71.8 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 on March 29, 2004; and

  •
  to pay approximately $19.3 million for bonuses and related employer payroll taxes to our named executive officers and other members of our management triggered by the initial public offering.

        On June 16, 2004, we completed a secondary offering of our common stock, through which selling shareholders sold an aggregate of 16.1 million existing shares at a price of $47.50 per share. KCI did not sell any shares or receive any proceeds in the offering.

Issuer Purchase of Equity Securities

        We did not purchase any shares of KCI common stock during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal 2003 and 2004 and the selected consolidated statements of operations data for fiscal 2002, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for fiscal 2000 and 2001 and the selected consolidated balance sheet data for fiscal 2002 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation (dollars in thousands, except per share data).

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statement of Earnings Data:
Revenue:
Rental	$726,783	$582,801	$453,061	$361,634	$274,331
Sales	265,853	181,035	127,371	94,313	77,701

Total revenue	992,636	763,836	580,432	455,947	352,032

Rental expenses	457,294	356,075	276,476	220,485	176,392
Cost of goods sold	70,780	64,118	51,824	32,952	29,645

Gross profit	464,562	343,643	252,132	202,510	145,995
Selling, general and administrative expenses	223,452	170,614	123,964	100,562	72,521
Research and development expenses	31,312	23,044	18,749	14,266	7,773
Initial public offering expenses(1)	19,836	—	—	—	—
Secondary offering expenses(2)	2,219	—	—	—	—
Recapitalization expenses(3)	—	70,085	—	—	—
Litigation settlement (gain)(4)	—	(75,000)	(173,250)	—	—

Operating earnings	187,743	154,900	282,669	87,682	65,701
Interest income	1,133	1,065	496	280	897
Interest expense(5)	(44,635)	(52,098)	(40,943)	(45,116)	(48,635)
Foreign currency gain (loss)	5,353	7,566	3,935	(1,638)	(2,358)

Earnings before income taxes	149,594	111,433	246,157	41,208	15,605
Income taxes	53,106	41,787	96,001	17,307	6,476

Net earnings	$96,488	$69,646	$150,156	$23,901	$9,129
Series A convertible preferred stock dividends	(65,604)	(9,496)	—	—	—

Net earnings available to common shareholders	$30,884	$60,150	$150,156	$23,901	$9,129

Net earnings per share available to common shareholders:
Basic	$0.49	$1.03	$2.12	$0.34	$0.13

Diluted	$0.45	$0.93	$1.93	$0.32	$0.12

Weighted average shares outstanding:
Basic	62,599	58,599	70,927	70,917	70,915

Diluted(6)	67,918	64,493	77,662	73,996	73,219

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$124,366	$156,064	$54,485	$199	$2,139
Working capital	233,723	227,596	254,813	100,335	40,411
Total assets	732,465	667,323	618,059	343,193	288,091
Total debt(7)	444,531	688,229	523,443	509,540	489,119
Series A convertible preferred stock	—	261,719	—	—	—
Total shareholders' equity (deficit)	50,801	(507,254)	(80,436)	(236,325)	(257,953)

(1)
Amounts for fiscal 2004 include bonuses paid of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.

(2)
Amounts for fiscal 2004 include $2.2 million of professional fees and other miscellaneous expenses in connection with our secondary offering, which was completed in June 2004.

(3)
Recapitalization expenses include non-interest related expenses incurred in connection with our 2003 recapitalization. See Note 3 to our audited consolidated financial statements for additional information about our 2003 recapitalization.

(4)
Amounts for fiscal 2002 include accrual in connection with the first installment payment of $175.0 million ($173.3 million, net of expenses of $1.7 million) as part of an anti-trust settlement. Amounts for fiscal 2003 include the second and final payment of $75.0 million under this settlement. See Note 17 to our consolidated financial statements.

(5)
Amounts for fiscal 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our previously-existing 9 5/8% senior subordinated notes combined with the write off of unamortized loan issuance costs associated with the previously-existing senior credit facility. Amounts for fiscal 2004 include an aggregate of $11.7 million in expense incurred in connection with our offerings, including bond call premiums totaling $7.7 million incurred in connection with the redemption of $107.2 million of our outstanding senior subordinated notes and $4.0 million of loan issuance costs that we wrote off related to the retirement of debt.

(6)
Due to their antidilutive effect, 2,990 and 7,522 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for the year ended December 31, 2004 and 2003, respectively.

(7)
Total debt equals current and long-term debt, capital lease obligations and our asset/liability associated with interest rate swaps.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can significantly improve clinical outcomes while reducing the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to promote wound healing and to reduce the cost of treating patients with difficult-to-treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

        We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two geographical segments, USA and International. The United States accounted for 75.0% of our revenue for the year ended December 31, 2004.

        We derive our revenue from both rental and sale of our products. We generally rent our V.A.C. systems and therapeutic surfaces and sell the related disposable products. In the U.S. acute and extended care settings, which accounted for more than half of our U.S. revenue in 2004, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance. Internationally, most of our revenue is generated from the acute care setting. Home care represents a minor part of international V.A.C. revenue, although it has been growing as more payers approve home care reimbursement.

        Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 70.4% of total revenue for the year ended December 31, 2004, up from 63.1% in 2003. In the past, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

        For the year ended December 31, 2004, the home care market accounted for 43.3% of total V.A.C. revenue and 30.5% of our total revenue. We believe that the key factors underlying V.A.C. growth over the past year have been:

  •
  Improved V.A.C. acceptance among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

  •
  Market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy. Recent advances include the use of V.A.C. in open abdominal wounds, dehisced sternal wounds, infected wounds and for the instillation of wound treatment fluids.

  •
  Strengthened contractual relationships with third-party payers. We increased the number of reported lives covered with private and governmental organizations from fewer than 20 million in mid-2000 to over 200 million as of December 31, 2004.

        Over the last three years, we have focused our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians who serve the largest number of wound care patients. Over time, we have added new specialties as awareness in our initial priority groups begin to approach appropriate levels. In order to meet our goals of increasing physician awareness, we have increased our sales force substantially from approximately 990 at December 31, 2002 to 1,485 at December 31, 2004, of which 290 were added in 2004.

        Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration. In 2003 and 2004, we benefited from the continuing rollout of the V.A.C.ATS and the V.A.C. Freedom, which began in late 2002. We believe these advanced technology systems have increased customer acceptance and the perceived value of V.A.C. therapy. We have also benefited from the introduction of four new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

        At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

        Our other major product line, therapeutic surfaces, has been a stable line of business for the last three years. Therapeutic surfaces revenue accounted for approximately $293.6 million in revenue in 2004, up from $282.0 million in 2003.

Results of Operations

Year ended December 31, 2004 Compared to Year ended December 31, 2003

        The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as compared to the same period of the prior year:

	Year ended December 31,
	Revenue Relationship
			% Change
	2004	2003
Revenue:
Rental	73%	76%	24.7%
Sales	27	24	46.9

Total revenue	100	100	30.0
Rental expenses	46	47	28.4
Cost of goods sold	7	8	10.4

Gross profit	47	45	35.2
Selling, general and administrative expenses	23	22	31.0
Research and development expenses	3	3	35.9
Initial public offering expenses	2	—	—
Secondary offering expenses	—	—	—
Recapitalization expenses	—	9	—
Litigation settlement	—	(10)	—

Operating earnings	19	21	21.2
Interest income	—	—	6.4
Interest expense	(4)	(7)	14.3
Foreign currency gain	—	1	(29.2)

Earnings before income taxes	15	15	34.2
Income taxes	5	6	27.1

Net earnings	10%	9%	38.5%

        The following table sets forth, for the periods indicated, the amount of revenue derived from each of our geographical segments, USA and International (in thousands):

	Year ended December 31,
	2004	2003	% Change
USA
V.A.C.
Rental	$417,008	$311,662	33.8%
Sales	145,627	88,192	65.1

Total V.A.C.	562,635	399,854	40.7
Therapeutic surfaces/other
Rental	152,219	149,460	1.8
Sales	29,450	30,568	(3.7)

Total therapeutic surfaces/other	181,669	180,028	0.9
Total USA rental	569,227	461,122	23.4
Total USA sales	175,077	118,760	47.4

Subtotal—USA	$744,304	$579,882	28.4%

International
V.A.C.
Rental	$68,503	$41,331	65.7%
Sales	67,875	40,615	67.1

Total V.A.C.	136,378	81,946	66.4
Therapeutic surfaces/other
Rental	89,053	80,348	10.8
Sales	22,901	21,660	5.7

Total therapeutic surfaces/other	111,954	102,008	9.8
Total International rental	157,556	121,679	29.5
Total International sales	90,776	62,275	45.8

Subtotal—International	$248,332	$183,954	35.0

Total revenue	$992,636	$763,836	30.0%

        For additional discussion on segment and geographical information, see Note 15 to our consolidated financial statements.

        Total Revenue.    Total revenue for 2004 was $992.6 million, an increase of $228.8 million, or 30.0%, from the prior year. The growth in total revenue was primarily due to the increased rental and sales volumes for V.A.C. wound healing devices and related disposables. V.A.C. revenue in 2004 was $699.0 million, an increase of $217.2 million, or 45.1%, from the prior year. The growth in V.A.C. revenue was attributable to the increased worldwide availability of the V.A.C.ATS and V.A.C. Freedom, increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types. In 2004, worldwide V.A.C. revenue from the combined acute and extended care settings grew 46.4%, and V.A.C. revenue from the home care setting grew 43.4% as compared to the prior year. Foreign currency exchange movements accounted for 2.9% of the year-over- year increase in total revenue.

Domestic Revenue.

        Total domestic revenue was $744.3 million for 2004, representing an increase of 28.4% as compared to the prior year. Total domestic V.A.C. revenue was $562.6 million for 2004, representing an increase of 40.7% as compared to the prior year. Domestic V.A.C. rental revenue of $417.0 million for 2004 increased $105.3 million, or 33.8%, due to a 39.6% increase in average units on rent as compared to the prior year. The unit increase was partially offset by a decline in the average V.A.C. rental pricing during 2004, due in part to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in revenue movement from the rental classification to the sales classification. Additionally, revenue reserves were established against current period revenue related to expected future billing adjustments and estimated write-offs of uncollectible patient receivables after their third-party payer has settled the primary portion of the claim. Domestic V.A.C. sales revenue of $145.6 million in 2004 increased $57.4 million, or 65.1% from the prior year. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals, improved price realization from increased sales of our higher therapy disposables and a shift in pricing methodology for managed care organizations away from all-inclusive pricing.

        Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns. In this regard, we experienced a seasonal slowing of our growth of V.A.C. revenue in December 2004. We believe that the seasonal slowdown was further impacted by substantial increases in our sales force during the fourth quarter of 2004, which had a negative impact on productivity in the period. We do not know if this recent experience will prove to be indicative of future periods.

        Domestic therapeutic surfaces/other revenue was $181.7 million for 2004, an increase of 0.9% over the prior year. For 2004, domestic therapeutic surfaces rental revenue of $151.9 million increased 2.0%, as compared to the prior year, primarily due to a 3.0% average daily rental price increase resulting from favorable product mix changes, partially offset by a 1.2% decrease in the average number of units on rent as compared to the prior year.

International Revenue.

        Total international revenue was $248.3 million for 2004, representing an increase of 35.0% from the prior year as a result of increased V.A.C. demand, higher therapeutic surface rental revenue and favorable foreign currency exchange movements. Favorable foreign currency exchange movements accounted for 12.2% of the year-over-year increase in 2004.

        Total international V.A.C. revenue was $136.4 million in 2004, representing an increase of 66.4% from the prior year. Foreign currency exchange movements favorably impacted international V.A.C. revenue and accounted for 15.7% of the year-over-year increase from the prior year. International V.A.C. rental revenue of $68.5 million for 2004 increased $27.2 million, or 65.7%, due to a 45.1% increase in average units on rent per month together with a 4.2% increase in average rental price due to favorable product mix changes. International V.A.C. sales revenue of $67.9 million in 2004 increased $27.3 million, or 67.1%, from the prior year due to increased overall sales of V.A.C. disposables and increased price realization from the sale of higher therapy disposables.

        International therapeutic surfaces/other revenue was $112.0 million for 2004, representing an increase of 9.8% from the prior year. Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue accounting for 9.4% of the year-over-year increase. The remaining increase was primarily due to a 14.5% increase in the average number of therapeutic surface rental units on rent for 2004 compared to the prior year, offset by a 11.8% decline in average rental pricing during 2004. The decline in average rental price resulted from competitive pressures and changes in product mix.

        Rental Expenses.    Rental, or "field", expenses are comprised of both fixed and variable costs. Field expenses, as a percentage of total rental revenue, were 62.9% in 2004 as compared to 61.1% in the prior year. This increase was due to the impact of foreign currency exchange movements on field costs associated with our international business and our increasing investment in product marketing, which was partially offset by efficiencies recognized in our service model.

        Cost of Goods Sold.    Cost of goods sold were $70.8 million in 2004, representing an increase of 10.4% over the prior year. Sales margins in 2004 increased to 73.4% as compared to 64.6% in the prior year. The increased margins were due to favorable product mix changes, continued cost reductions resulting from our global supply contract for V.A.C. disposables and the shift away from all-inclusive pricing arrangements with managed care organizations.

        Gross Profit.    Gross profit was $464.6 million in 2004, representing an increase of 35.2% over the prior year due primarily to revenue increases. Gross profit margin in 2004 was 46.8%, up from 45.0% in the prior year. Sales productivity gains, continued cost reductions resulting from our global supply contract for V.A.C. disposables, improved service efficiency and favorable product mix changes contributed to the margin expansion.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses represented 22.5% of total revenue in 2004, comparable to 22.3% in the prior year as expenses increased in proportion to revenue. Selling, general and administrative expenses include administrative labor and incentive compensation costs, product licensing expense, insurance costs, professional fees, depreciation and bad debt expense and finance and information systems costs. We plan to adopt SFAS 123 Revised "Share-Based Payment" on July 1, 2005 and expect to incur compensation expense in future periods related to our stock options and ESPP as a result.

        Research and Development Expenses.    Research and development expenses in 2004 increased 35.9% to $31.3 million and represented 3.2% of total revenue as compared to 3.0% in the prior year. The increase in research and development expenses is due to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and the commercialization of the RotoProne. We anticipate our rate of spending on research and development will increase in future periods.

        Public Equity Offering Expenses.    In 2004, we paid bonuses of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering. In addition, we incurred $2.2 million in professional fees and other miscellaneous expenses in connection with our secondary offering, which was completed in June 2004.

        Recapitalization Expenses.    During the third quarter of 2003, we recognized $70.1 million in fees and expenses, excluding $16.3 million charged to interest expense, resulting from the transactions associated with our 2003 debt recapitalization.

        Litigation Settlement.    In December 2003, we received the second and final payment due under the 2002 anti-trust settlement which resulted in a pretax gain of $75.0 million in our 2003 results of operations.

        Operating Earnings.    Operating earnings for 2004, including expenses related to our stock offerings in 2004 and recapitalization and litigation settlement in 2003, increased 21.2% and operating margins decreased to 18.9% from 20.3% in the prior year. Operating margins were unfavorably impacted by the expenses incurred in connection with our stock offerings in 2004 and our recapitalization in 2003, partially offset by the positive impact of the litigation settlement in 2003.

        Interest Expense.    Interest expense in 2004 was $44.6 million compared to $52.1 million, including $16.3 million related to our recapitalization, in the prior year. Interest expense for 2004 included payments of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $5.5 million of loan issuance costs on debt retired. The remaining variance of $4.4 million in interest expense resulted from a decrease in our average interest rate, partially offset by an increase in our average outstanding debt balance for 2004.

        Net Earnings.    Net earnings for 2004, including after-tax expenses of $21.8 million related to our stock offerings and debt prepayments, were $96.5 million, an increase of $26.8 million, or 38.5%, from the prior year. The effective tax rate for 2004 was 35.5% compared to 37.5% for 2003. The income tax rate reduction is primarily attributable to a higher proportion of taxable income in lower tax jurisdictions.

        Net Earnings per Share Available to Common Shareholders.    Diluted net earnings per share available to common shareholders was $0.45 in 2004 compared to a net earnings per diluted share of $0.93 per share in the prior year.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

        The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue as well as the change in each line item as compared to the prior year:

	Year Ended December 31,
	Revenue Relationship
			% Change
	2003	2002
Revenue
Rental	76%	78%	28.6%
Sales	24	22	42.1

Total revenue	100	100	31.6
Rental expenses	47	48	28.8
Cost of goods sold	8	9	23.7

Gross profit	45	43	36.3
Selling, general and administrative expenses	22	21	37.6
Research and development expenses	3	3	22.9
Recapitalization expenses	9	—	—
Litigation settlement	(10)	(30)	56.7

Operating earnings	21	49	(45.2)
Interest income	—	—	114.7
Interest expense	(7)	(7)	(27.2)
Foreign currency gain	1	1	92.3

Earnings before income taxes	15	43	(54.7)
Income taxes	6	17	(56.5)

Net earnings	9%	26%	(53.6)%

        Total Revenue.    Total revenue in 2003 increased $183.4 million, or 31.6%, from the prior year period due primarily to increased rental and sales volumes for V.A.C. systems and related disposables resulting from increased market penetration and product awareness. The following table sets forth, for the periods indicated, the amount of revenue derived from each of our geographical segments (dollars in thousands):

	Year Ended December 31,
	2003	2002	% Change
USA
V.A.C.
Rental	$311,662	$215,718	44.5%
Sales	88,192	53,440	65.0

Total V.A.C.	399,854	269,158	48.6
Therapeutic surfaces/other
Rental	149,460	150,793	(0.9)
Sales	30,568	29,240	4.5

Total therapeutic surfaces/other	180,028	180,033	—
Total USA rental	461,122	366,511	25.8
Total USA sales	118,760	82,680	43.6

Subtotal—USA	$579,882	$449,191	29.1%

International
V.A.C.
Rental	$41,331	$21,207	94.9%
Sales	40,615	23,049	76.2

Total V.A.C.	81,946	44,256	85.2
Therapeutic surfaces/other
Rental	80,348	65,343	23.0
Sales	21,660	21,642	—

Total therapeutic surfaces/other	102,008	86,985	17.3
Total International rental	121,679	86,550	40.6
Total International sales	62,275	44,691	39.3

Subtotal—International	$183,954	$131,241	40.2%

Total revenue	$763,836	$580,432	31.6%

Domestic Revenue

        Total domestic revenue for 2003 increased $130.7 million, or 29.1%, from the prior year due directly to increased usage of V.A.C. systems. Total domestic V.A.C. revenue increased $130.7 million, or 48.6%, from the prior year. V.A.C. rental revenue increased by $95.9 million, or 44.5%, due to a 48.9% increase in average units on rent per month for the year as compared to the prior year due to the introduction of two new systems, the V.A.C.ATS and V.A.C Freedom, which was partially offset by a 2.9% decline in average rental price. The decline in average rental price was due to a shift in revenue from the rental classification to the sales classification as discussed in the next paragraph which was partially offset by an increase in price related to the two new V.A.C. systems.

        Domestic V.A.C. sales revenue increased in 2003 by $34.8 million, or 65.0%, from the prior year due primarily to increased sales volume for V.A.C. disposables associated with increased V.A.C. system rentals, together with the positive effect of a shift in pricing methodology for managed care organizations. Some managed care organizations pay an all-inclusive daily rate, which covers the rental of V.A.C. systems and all needed disposables during the rental period. Revenue associated with all-inclusive pricing is included in rental revenue. The cost of V.A.C. disposables, whether purchased through all-inclusive pricing or by itemized sale, is included in cost of goods sold.

        Domestic therapeutic surfaces/other revenue of $180.0 million for 2003 was essentially unchanged from the prior year due to an increase of $2.4 million in therapeutic surfaces revenue, which was offset by a decrease of $2.4 million in vascular compression therapy and other revenue. Therapeutic surfaces sales revenue increased 18.0% due primarily to a change in our product mix, while therapeutic surfaces rental revenue for 2003 decreased due primarily to a 5.7% decrease in the average number of units on rent per month as compared to the prior year, partially offset by a 5.2% price increase resulting from changes in our product mix. The change in our product mix resulted from increased demand for our bariatric products, and our other high-therapy products, where fewer competitive alternatives exist. We also experienced a reduction in the rental of our lower-therapy products due to competitive pricing pressures and a market trend toward capital purchases for these products, which was demonstrated by our increase in sales revenue. The additional revenue from the rental of our high-therapy products and the sale of our lower-therapy products has offset the impact of the competitive pricing pressures in the rental market for our lower-therapy products.

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

        Rental Expenses.    Rental, or "field," expenses of $356.1 million for 2003 increased $79.6 million, or 28.8%, including the effect of foreign currency exchange rate fluctuations, from $276.5 million in the prior year. Rental expenses are comprised of both fixed and variable costs. Field expenses for 2003 represented 61.1% of total rental revenue, comparable to 61.0% in 2002 as expenses increased in proportion to revenue.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $50.9 million, or 35.7%, to $193.7 million in 2003 from $142.7 million in the prior year. As a percentage of total revenue, selling, general and administrative expenses increased to 25.4% in 2003 as compared to 24.6% in 2002. The percentage increase was primarily due to higher administrative costs associated with our national call center and billing and collections department.

        Research and Development Expenses.    Research and development expenses in 2003, including clinical studies, increased 22.9% over the prior year to $23.0 million and represented 3.0% of total revenue.

        Recapitalization Expenses.    During 2003, we incurred $70.1 million in fees and expenses, along with $16.3 million charged to interest expense, resulting from the recapitalization completed in the third quarter. (See Note 3 to our audited consolidated financial statements included elsewhere in this report.)

        Litigation Settlement.    In December 2003, we received the second and final payment of $75.0 million due under the 2002 anti-trust lawsuit settlement which resulted in a gain in our 2003 results of operations. (See Note 17 to our audited consolidated financial statements included elsewhere in this report.)

        Operating Earnings.    Operating earnings for 2003 decreased $127.8 million, or 45.2%, to $154.9 million compared to $282.7 million in the prior year due primarily to recapitalization expenses of $70.1 million recorded in 2003 and the change in litigation settlement proceeds recorded in the fourth quarters of 2002 and 2003, of $173.5 million and $75.0 million, respectively. Operating margins were favorably impacted by the litigation settlements in 2003 and 2002 and unfavorably impacted by recapitalization expenses in 2003.

        Interest Expense.    Interest expense in 2003 was $52.1 million compared to $40.9 million in the prior year. This increase is due primarily to expenses related to the 2003 recapitalization, such as the write-off of debt issuance costs on retired debt, which we have accounted for as interest expense. This increase was partially offset by a decrease in interest expense due to the partial paydown on our previously existing senior credit facility resulting from the $175.0 million anti-trust settlement payment received in January 2003 and lower interest rates on our senior credit facility and our senior subordinated notes. See Notes 3 and 6 to our consolidated financial statements.

        Net Earnings.    Net earnings of $69.6 million for 2003 decreased $80.5 million, or 53.6%, from the prior year due primarily to the recapitalization expenses and the year-over-year change in the litigation settlement proceeds recorded in the fourth quarters of 2003 and 2002. Effective tax rates for 2003 and 2002 were 37.5% and 39.0%, respectively. Our worldwide effective tax rate decreased from 2002 to 2003 primarily as a result of the implementation of a more tax efficient foreign structure.

        Earnings per Share Available to Common Shareholders.    For 2003, diluted earnings per share available to common shareholders was $0.93 compared to $1.93 for the prior year due primarily to the recapitalization expenses and the year-over-year change in the litigation settlement proceeds.

Non-GAAP Financial Information

        Supplementally, we have presented income statement items on a non-GAAP basis to exclude the impact of income and expenses and the acceleration of the in-kind preferred stock dividends incurred as a result of the 2004 stock offerings and debt prepayments, the 2003 and 2002 anti-trust litigation settlement gain and the 2003 leveraged recapitalization. These non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it may provide meaningful information regarding our results on a basis that better facilitates comparisons between the periods presented. Management uses this non-GAAP financial information, along with GAAP information, for reviewing the operating results of its business segments and for analyzing potential future business trends. In addition, we believe some investors may use this information in a similar fashion. A reconciliation of our GAAP income statement for the periods presented to the non-GAAP financial information and a discussion of our results on a comparable basis is provided below.

Year ended December 31, 2004 Compared to Year ended December 31, 2003 (Excluding Impact of 2004 Stock Offerings and Debt Prepayments and 2003 Anti-trust Litigation Settlement and Recapitalization)

        On a comparable basis, operating earnings for the year ended December 31, 2004 increased $59.8 million, or 39.9%, to $209.8 million compared to $150.0 million for the prior year. Operating margins for 2004 on a comparable basis were 21.1% compared to 19.6% in the prior year. Interest expense was $32.9 million for 2004 compared to $35.8 million in the prior year. Net earnings for 2004 increased $41.5 million, or 54.0%, to $118.3 million compared to $76.8 million in the prior year. Net earnings per diluted share were $1.67 in 2004 compared to $1.04 for 2003, an increase of 60.6% from the prior year.

Year ended December 31, 2003 Compared to Year ended December 31, 2002 (Excluding Impact of 2003 and 2002 Anti-trust Litigation Settlements and Recapitalization)

        Operating earnings for the year ended December 31, 2003 increased $40.6 million, or 37.1%, to $150.0 million compared to $109.4 million for the prior year. Operating margins for 2003 were 19.6% compared to 18.9% in the prior year. Interest expense was $35.8 million for 2003 compared to $40.9 million in the prior year. Net earnings for 2003 increased approximately $33.1 million, or 75.5%, to $76.8 million compared to $43.7 million in the prior year. Diluted net earnings per share were $1.04 in 2003 compared to $0.56 for 2002, an increase of 85.7% from the prior year.

Reconciliation of Condensed Consolidated Statements of Earnings(1)
For the Year ended December 31,
(in thousands, except per share data)
(unaudited)

	2004			2003
	GAAP	Costs and Expenses Related to Offerings and Debt Prepayments (non-GAAP)	Excluding Costs and Expenses Related to Offerings and Debt Prepayments (non-GAAP)	GAAP	Anti-trust Settlement and Recapitalization (non-GAAP)	Excluding Anti-trust Settlement and Recapitalization (non-GAAP)	% Change(2)
Revenue:
Rental	$726,783	$—	$726,783	$582,801	$—	$582,801	24.7%
Sales	265,853	—	265,853	181,035	—	181,035	46.9

Total revenue	992,636	—	992,636	763,836	—	763,836	30.0%
Rental expenses	457,294	—	457,294	356,075	—	356,075	28.4
Cost of goods sold	70,780	—	70,780	64,118	—	64,118	10.4

Gross profit	464,562	—	464,562	343,643	—	343,643	35.2%
Selling, general and administrative expenses	223,452	—	223,452	170,614	—	170,614	31.0
Research and development expenses	31,312	—	31,312	23,044	—	23,044	35.9
Initial public offering expenses	19,836	(19,836)	—	—	—	—	—
Secondary offering expenses	2,219	(2,219)	—	—	—	—	—
Recapitalization expenses	—	—	—	70,085	(70,085)	—	—
Litigation settlement	—	—	—	(75,000)	75,000	—	—

Operating earnings	187,743	22,055	209,798	154,900	(4,915)	149,985	39.9%
Interest income	1,133	—	1,133	1,065	—	1,065	6.4
Interest expense	(44,635)	11,689	(32,946)	(52,098)	16,302	(35,796)	8.0
Foreign currency gain	5,353	—	5,353	7,566	—	7,566	(29.2)

Earnings before income taxes	149,594	33,744	183,338	111,433	11,387	122,820	49.3%
Income taxes	53,106	11,979	65,085	41,787	4,270	46,057	41.3

Net earnings	$96,488	$21,765	$118,253	$69,646	$7,117	$76,763	54.0%
Series A convertible preferred stock dividends	(65,604)	65,604	—	(9,496)	—	(9,496)	—

Net earnings available to common shareholders	$30,884	$87,369	$118,253	$60,150	$7,117	$67,267	75.8%

Net earnings per share available to common shareholders:
Basic	$0.49		$1.89	$1.03		$1.15	64.3%

Diluted	$0.45		$1.67	$0.93		$1.04	60.6%

Weighted average shares outstanding:
Basic	62,599		62,599	58,599		58,599

Diluted(3)	67,918		70,908	64,493		64,493

(1)
These non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2)
The percentage change reflects the percentage variance between the 2004 (non-GAAP) results, excluding costs and expenses related to offerings and debt prepayments, and the 2003 (non-GAAP) results, excluding anti-trust settlement and recapitalization.
(3)
For the year ended December 31, 2004, 2,990 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the GAAP results, due to their antidilutive effect. In addition, due to their antidilutive effect, 7,522 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the GAAP results and for the Excluding Anti-trust Settlement and Recapitalization results for the year ended December 31, 2003.

Reconciliation of Condensed Consolidated Statements of Earnings(1)
For the Years ended December 31,
(in thousands, except per share data)
(unaudited)

	2003			2002
	GAAP	Anti-trust Settlement and Recapitalization (non-GAAP)	Excluding Anti-trust Settlement and Recapitalization (non-GAAP)	GAAP	Anti-trust Settlement (non-GAAP)	Excluding Anti-trust Settlement (non-GAAP)	% Change(2)
Revenue:
Rental	$582,801	$—	$582,801	$453,061	$—	$453,061	28.6%
Sales	181,035	—	181,035	127,371	—	127,371	42.1

Total revenue	763,836	—	763,836	580,432	—	580,432	31.6%
Rental expenses	356,075	—	356,075	276,476	—	276,476	28.8
Cost of goods sold	64,118	—	64,118	51,824	—	51,824	23.7

Gross profit	343,643	—	343,643	252,132	—	252,132	36.3%
Selling, general and administrative expenses	170,614	—	170,614	123,964	—	123,964	37.6
Research and development expenses	23,044	—	23,044	18,749	—	18,749	22.9
Recapitalization expenses	70,085	(70,085)	—	—	—	—	—
Litigation settlement	(75,000)	75,000	—	(173,250)	173,250	—	—

Operating earnings	154,900	(4,915)	149,985	282,669	(173,250)	109,419	37.1%
Interest income	1,065	—	1,065	496	—	496	114.7
Interest expense	(52,098)	16,302	(35,796)	(40,943)	—	(40,943)	12.6
Foreign currency gain	7,566	—	7,566	3,935	—	3,935	92.3

Earnings before income taxes	111,433	11,387	122,820	246,157	(173,250)	72,907	68.5%
Income taxes	41,787	4,270	46,057	96,001	(66,838)	29,163	57.9

Net earnings	$69,646	$7,117	$76,763	$150,156	$(106,412)	$43,744	75.5%
Series A convertible preferred stock dividends	(9,496)	—	(9,496)	—	—	—	—

Net earnings available to common shareholders	$60,150	$7,117	$67,267	$150,156	$(106,412)	$43,744	53.8%

Net earnings per share available to common shareholders:
Basic	$1.03		$1.15	$2.12		$0.62	85.5%

Diluted	$0.93		$1.04	$1.93		$0.56	85.7%

Weighted average shares outstanding:
Basic	58,599		58,599	70,972		70,927

Diluted(3)	64,493		64,493	77,662		77,662

(1)
These non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2)
The percentage change reflects the percentage variance between the 2003 (non-GAAP) results, excluding anti-trust settlement and recapitalization, and the 2002 (non-GAAP) results, excluding anti-trust settlement.
(3)
Due to their antidilutive effect, 7,522 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation, for the GAAP results and for the Excluding Anti-trust Settlement and Recapitalization results for the year ended December 31, 2003.

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

Sources of Capital

        During the last three years, our principal sources of liquidity have been cash flows from operating activities and borrowings under our previously-existing senior credit facility. Based upon the current level of operations, we believe our existing cash resources, as well as, cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. During 2004, our primary sources of capital were cash from operations and proceeds from our initial public offering. During 2003, our primary sources of capital were cash from operations and proceeds received from the anti-trust settlement. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the last three years ended December 31, 2004 (dollars in thousands):

	Year ended December 31,
	2004		2003		2002
Net cash provided by operating activities	$187,872	(1)	$280,206	(3)	$76,254
Net cash used by investing activities	(95,168)		(73,153)		(39,027)
Net cash provided (used) by financing activities	(125,973	)(2)	(108,459	)(4)(5)	16,100
Effect of exchange rates changes on cash and cash equivalents	1,571		2,985		959

Net increase (decrease) in cash and cash equivalents	$(31,698)		$101,579		$54,286

(1)
This amount includes the impact of $21.8 million of after-tax expenses associated with our stock offerings and debt prepayments. In addition, working capital changes include a non-recurring tax payment of $19.2 million related primarily to an anti-trust litigation settlement we reached in 2002 and the tax benefit we received related to our 2003 recapitalization.

(2)
This amount includes receipt of $94.4 million in net proceeds from the IPO, after expenses of $10.6 million, prepayment of $130.0 million on our senior credit facility and purchase of $107.2 million of our senior subordinated notes.

(3)
Includes receipt of $250.0 million related to the anti-trust settlement, which, net of taxes paid through December 31, 2003 and related cash expenses, impacted cash from operating activities by $186.7 million, along with payments related to our recapitalization of $56.0 million, net of tax benefit, realized through December 31, 2003.

(4)
Includes paydown of $107.0 million of indebtedness on our previously existing senior credit facility utilizing funds received related to the anti-trust settlement.

(5)
Includes cash recapitalization expenses of $20.7 million.

        At December 31, 2004, cash and cash equivalents of $124.4 million were available for general corporate purposes. At December 31, 2004, availability under the revolving portion of our senior credit facility was $85.7 million, net of $14.3 million in letters of credit.

Working Capital

        At December 31, 2004, we had current assets of $450.9 million, including $35.6 million in inventory, and current liabilities of $217.2 million resulting in a working capital surplus of $233.7 million, compared to a surplus of $227.6 million at December 31, 2003. The increase in our working capital balance of $6.1 million was related primarily to the increase in accounts receivable from increased revenues offset by a reduction in cash related to our debt prepayments in 2004 along with an increase in our payables and accrued expenses related to timing of cash disbursements and a reduction in our current income tax payable related to tax benefits recorded on non-qualified stock option exercises.

        Net cash provided by operating activities for 2004 was $187.9 million as compared to $280.2 million for the prior year. Net cash provided by operating activities for 2004 includes reductions related to our stock offerings, debt prepayments, tax payments on the Hillenbrand settlement and tax benefits realized from our 2003 recapitalization of $40.7 million as described above. Net cash provided by operating activities for 2003 includes the receipt of $250.0 million related to the anti-trust settlement partially offset by associated tax payments and cash expenses of $63.3 million and other operating cash flows related to our 2003 recapitalization of $56.0 million.

        At December 31, 2003, we had current assets of $422.8 million, including $32.3 million in inventory, and current liabilities of $195.2 million resulting in a working capital surplus of approximately $227.6 million, compared to a surplus of $254.8 million at December 31, 2002. The reduction in our working capital balance of $27.2 million is related to the refinancing of our debt and the associated expenses incurred in connection with the 2003 recapitalization along with the impact resulting from the anti-trust settlement proceeds recorded in both 2003 and 2002. Additionally, we experienced higher earnings and a reduction in inventory due to supply chain management initiatives along with an increase in our accounts payable due to timing of payments. Operating cash flows for 2003 were $280.2 million as compared to $76.3 million for the prior-year period. This increase in operating cash flows was due primarily to the receipt of the anti-trust settlement, higher operating earnings and improved working capital management.

        If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third-party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles. As of December 31, 2004, we had $252.8 million of receivables outstanding, net of reserves of $53.0 million for doubtful accounts. Our receivables were outstanding for an average of 85 days at December 31, 2004 and December 31, 2003.

Capital Expenditures

        During 2004, 2003 and 2002, we made capital expenditures of $93.2 million, $76.3 million and $54.5 million. The period-to-period increases are due primarily to purchases of materials for V.A.C. systems and other high demand rental products. As of December 31, 2004, we had commitments to purchase new product inventory of $13.3 million over the next twelve months. Other than commitments for new product inventory, we had no material long-term purchase commitments.

Debt Service

        As of December 31, 2004, we had approximately $347.6 million and $97.8 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively. Scheduled principal payments under our senior credit facility for the years 2005, 2006 and 2007 were $2.7 million, $3.5 million and $3.5 million, respectively. Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year. To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations. On February 3, 2005, we made a voluntary prepayment of $25.0 million on our senior credit facility.

Senior Credit Facility

        Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of December 31, 2004 (dollars in thousands):

Senior Credit Facility	Effective Interest Rate		Amounts Outstanding	Amount Available For Additional Borrowing
Revolving credit facility	—		$—	$85,656	(2)
Term loan facility	4.29	%(1)	347,600	—

Total			$347,600	$85,656

(1)
The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2004 was 4.31%.
(2)
At December 31, 2004, amounts available under the revolving portion of our credit facility reflect a reduction of $14.3 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

        Our senior credit agreement contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, capital expenditures, changes in the nature of the business, changes in organizational documents and documents evidencing or related to subordinated indebtedness that are materially adverse to the interests of the lenders under our senior credit facility and changes in accounting policies or reporting practices.

        Our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities. Under the senior credit agreement, we may purchase or pay cash dividends on our capital stock subject to certain aggregate limits based on our then-current pro forma leverage ratio (defined as the ratio of selected debt to EBITDA for the prior four fiscal quarters), as set forth in the table below:

Leverage Ratio Range	Limitation
Less than or equal to 2.25 to 1.00	Unlimited
Between 2.25 to 1.00 and 2.50 to 1.00	$20.0 million per year

        As of December 31, 2004, our leverage ratio as defined in our senior credit agreement was 1.57 to 1.00. In addition, we are permitted under the senior credit agreement to effect open-market purchases of our common stock, subject to a maximum of $25.0 million per year.

        Our senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the 2003 recapitalization.

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

        As of December 31, 2004, we were in compliance with all covenants under the senior credit agreement.

Senior Subordinated Notes

        On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our senior subordinated notes. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semiannually in cash on each May 15 and November 15. During 2004, we repurchased $107.2 million principal amount of our senior subordinated notes. At December 31, 2004, $97.8 million principal amount of the notes remained outstanding. We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

        The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. See Note 6 to our consolidated financial statements.

        Each guarantor jointly and severally guarantees KCI's obligation under the notes. The guarantees are subordinated to guarantor senior debt on the same basis as the notes are subordinated to KCI's senior debt. The obligations of each guarantor under its guarantee are limited as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law.

        The indenture governing the notes limits our ability, among other things, to:

  •
  incur additional debt;

  •
  pay dividends, acquire shares of capital stock, make payments on subordinated debt or make investments;

  •
  make distributions from our restricted subsidiaries;

  •
  issue or sell capital stock of restricted subsidiaries;

  •
  issue guarantees;

  •
  sell or exchange assets;

  •
  enter into transactions with affiliates;

  •
  create liens; and

  •
  effect mergers.

Interest Rate Protection

        At December 31, 2003, the fair values of our interest rate swap agreements were negative and were adjusted to reflect a liability of approximately $2.4 million. Due to subsequent movements in interest rates, as of December 31, 2004, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of approximately $1.7 million. During 2004 and 2003, we recorded additional interest expense of approximately $3.6 million and $2.9 million, respectively, as a result of interest rate protection agreements.

Long-Term Commitments

        We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2004, for each of the periods indicated (dollars in thousands):

Year Payment Due	Long-Term Debt Obligation	Capital Lease Obligations	Operating Lease Obligations	Purchase Obligations	Total
2005	$2,803	$226	$23,421	$13,335	$39,785
2006	3,688	101	20,254	—	24,043
2007	3,538	72	15,893	—	19,503
2008	3,538	50	12,890	—	16,478
2009	3,538	34	10,647	—	14,219
Thereafter	428,641	12	19,853	—	448,506

        We have entered into a sole-source agreement with Avail Medical Products, Inc. for V.A.C. disposables. This supply agreement was recently extended through October 2007, with automatic extensions for additional twelve month periods if neither party gives notice of termination. The agreement does not contain any firm purchase commitments for inventory in excess of our current purchase orders.

Critical Accounting Estimates

        The SEC defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. In preparing our financial statements in accordance with accounting principles generally accepted in the United States, we must often make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below. See Note 1 to our consolidated financial statements.

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

  4.
  Collectibility is reasonably assured.

        We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Sales revenue is recognized when products are shipped. We establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, rebates, pricing adjustments, utilization adjustments, patient cost-sharing arrangements, cancellations, estimated uncollectible amounts and payer adjustments.

Accounts Receivable—Allowance for Doubtful Accounts

        We utilize a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items. In addition, items that remain unbilled for more than 90 days, or beyond an established billing window, are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, the portion of revenue not expected to be collected and, based on historical experience, the length of time that the receivables are past due. The reserve rates vary by payer group. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount. We expect our receivables will continue to grow as a result of growth in our revenue. However, we may not be able to reduce the number of days receivable outstanding, and as such, our receivables may grow at the same pace or faster than revenue, resulting in variability in our historical reserve adjustments.

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

        Goodwill and other indefinite lived intangible assets were initially tested for impairment during 2002, and determined that there was no impairment. The most recent annual test completed in the fourth quarter of 2004 reconfirmed the lack of impairment. The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

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

Income Taxes

        We operate in multiple tax jurisdictions with different tax rates, both inside and outside the United States. Accordingly we must determine the appropriate allocation of income in accordance with local law for each of these jurisdictions. In the normal course of our business, we will undergo scheduled reviews by taxing authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions along with questions regarding transfer pricing matters. Tax reviews often require an extended period of time to resolve and may result in income tax adjustments if changes to the allocation are required between jurisdictions with different tax rates. We believe our income tax accruals are adequate to cover exposures related to such potential changes in income allocations between jurisdictions. To the extent additional information becomes available, such accruals are adjusted to reflect probable outcomes.

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

New Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 Revised "Share-Based Payment" ("SFAS 123R.") The statement eliminates the ability to account for stock-based compensation using the intrinsic value method allowed under APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.

        The Company has begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations. The Company currently determines the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123R, the Company is also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made. However, the Company does believe the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used. If the Company were to continue to use a Black-Scholes option pricing model consistent with its current practice, the adoption of SFAS 123R on July 1, 2005 is expected to result in additional compensation expense of $2.6—$3.3 million after taxes for the last six months of 2005.

RISK FACTORS

Risks Related to Our Business

        We face significant and increasing competition which could adversely affect our operating results.

        Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care. As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems. In this regard, BlueSky Medical Corporation has introduced a medical device that is being marketed to directly compete with V.A.C. systems. We believe that this device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights. Blue Sky has recently received FDA clearance of its pump and one of its dressings. Blue Sky's clearance is not as broad as the FDA clearance received by KCI. Blue Sky has announced that a large Midwest Managed Care Organization has implemented a coverage policy for its product. We have successfully challenged the marketing of imitative V.A.C. systems by several European companies. If these competitors or others are nonetheless able to develop and market their products, our position in this market could erode or our pricing of V.A.C. systems may decline, either of which would adversely affect our operating results. We also face the risk that innovation by our competitors may render our products less desirable or obsolete or that our competitors may effectively limit our market access through sole-source contracts with GPOs, large health care providers or third-party payers, which also would adversely affect our operating results.

        Our therapeutic surfaces business competes with the Hill-Rom Company, and in Europe with Huntleigh Healthcare and Pegasus Limited. These competitors may have financial and other resources that substantially exceed our resources, which may make it more difficult for our products to compete with the products of these or other entities.

        If our future operating results do not meet our expectations or those of the equity research analysts then covering us, the trading price of our common stock could fall dramatically.

        We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

  •
  The level of acceptance of our V.A.C. systems by customers and physicians;

  •
  The type of indications that are appropriate for V.A.C. use and the percentages of wounds that are good candidates for V.A.C. therapy;

  •
  Clinical studies that may be published with respect to the efficacy of V.A.C. therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;

  •
  Third-party government or private reimbursement policies with respect to V.A.C. treatment;

  •
  New or enhanced competition in our primary markets, or an adverse determination with respect to our intellectual property rights relating to enabling such new or enhanced competition for the V.A.C.

        We believe that the trading price of our common stock has been favorably affected by our historical rates of growth in revenue and earnings per share. We do not expect that these growth rates are sustainable. Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns. In this regard, we experienced a seasonal slowing of our growth of V.A.C. revenue in December 2004. We believe that the seasonal slowdown was further impacted by substantial increases in our sales force during the fourth quarter of 2004, which had a negative impact on productivity in the period. We do not know if this recent experience will prove to be indicative of future periods. In any event, the adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease. If we are unable to realize growth rates consistent with our expectations or those of the analysts covering us, as a result of the foregoing or other factors, we would expect to realize an immediate and substantial decline in the trading price of our stock. We would expect a similar or more significant decline in the trading price of our stock if we are unable to meet our published revenue and earnings guidance or the projections of the equity research analysts then covering KCI.

        Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, even small decreases in revenue or delays in the recognition of revenue could cause significant variations in our operating results from quarter to quarter. In the short term, we do not have the ability to adjust spending in a time-effective manner to compensate for any unexpected revenue shortfall, which also could cause a significant decline in the trading price of our stock.

        Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting our intellectual property, particularly our rights to the Wake Forest patents, our competitive position would be harmed.

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

        The primary European V.A.C. patent, which we rely upon for patent protection in Europe, was subject to an opposition proceeding before the Opposition Division of the European Patent Office. The patent was upheld, but was corrected to expand the range of pressures covered by the patent from 0.10-0.99 atmospheres to 0.01-0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the V.A.C. system, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. We and one of the two companies who initiated the opposition proceeding have appealed the ruling. The other opposing party entered into a settlement with us. We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., we believe direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base. Revenue for the V.A.C. product lines in Europe was $107.0 million for the year ended December 31, 2004.

        We also have agreements with third parties, including our exclusive license of the V.A.C. patents from Wake Forest, that provide for licensing of their patented or proprietary technologies. These agreements include royalty-bearing licenses. If we were to lose the rights to license these technologies or our costs to license these technologies were to materially increase, our business would suffer.

        If we are unable to develop new generations of V.A.C. and therapeutic surface products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

        Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. and therapeutic surfaces products is required for us to grow and compete effectively. Over time, our existing foreign and domestic patent protection in both the V.A.C. and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines. If we are unable to continue developing proprietary product enhancements to V.A.C. systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business. In addition, if we fail to develop new lines of products, we will not be able to penetrate new markets. Innovation in enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

        Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage of V.A.C. and cause our V.A.C. revenue to suffer.

        If any of our clinical studies or any studies conducted by independent investigators fail to demonstrate statistically significant clinical efficacy for V.A.C. systems when compared to current standard therapies, our ability to further penetrate the advanced wound care market may be negatively impacted as physicians may choose not to use V.A.C. therapy as a wound treatment. Furthermore, adverse clinical results from these trials would hinder the ability of V.A.C. to achieve standard-of-care designation, which could slow the adoption of V.A.C. across all targeted wound types. As a result, usage of V.A.C. may decline.

        The Agency for Healthcare Research and Quality (AHRQ) recently released a technology assessment on negative pressure therapy for wound healing. The assessment report was released in December 2004. The report indicated that the body of evidence it reviewed was insufficient to support conclusions about the effectiveness of V.A.C. therapy. The assessment only took into account six randomized controlled clinical trials (RCTs) on the V.A.C. and did not take into account the substantial body of other clinical evidence. The report commented favorably on the Company's ongoing RCTs. This report's conclusions are generally consistent with other technology assessment reports that have been released to date regarding V.A.C. Therapy. Although the technology assessment does not have any legal or binding effect, any technology assessment which is negative, in whole or part, could cause usage of our V.A.C. systems to decline. The Company believes that clinicians and payers evaluate a broader range of clinical evidence than was considered in the report.

        Changes to third-party reimbursement policies could reduce the reimbursement we receive for our products.

        Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third-party payers, including Medicare, Medicaid and private insurance programs. We also act as a durable medical equipment, or DME, supplier and, as such, we furnish our products directly to customers and subsequently bill third-party payers such as Medicare, Medicaid and private insurance and managed care organizations. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products would decrease. In addition, in the event any public or private third-party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursement. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, the outcome of future coverage or payment decisions for any of our products by governmental or private payers remains uncertain.

        In 2003, CMS issued new regulations on inherent reasonableness of such charges and while these regulations do have an impact on us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease. In addition, under the MMA, a number of changes were made to the Medicare payment methodology for items of DME, including certain payment freezes, a competitive bidding program and clinical and quality standards. KCI has recently been informed that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in competitive bidding. CMS is currently conducting a pilot technology assessment on negative pressure wound therapy as part of the strategic evaluation of the regulatory requirements for competitive bidding. The assessment will be based on clinical benefits, functional design and cost of the intervention. Because this is a pilot assessment with no specific targeted use, neither the outcome nor the impact of the assessment can be predicted at this time.

        Also, in December 2002, we submitted a written request to the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs, seeking clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. Since that time, we have had a variety of interactions with the DMERC medical directors. Most recently, the medical directors sent us a draft of new Negative Pressure Wound Therapy Guidelines dated September 16, 2004. In essence, the draft guidelines provide that: (1) in order to be eligible for Medicare reimbursements, a wound must have a surface area of at least 4 cm2 and depth of at least 0.5 cm, (2) except in exceptional circumstances with appropriate documentation, coverage will be limited to six months, and (3) coverage will end when the wound is filled with granulation tissue. Although we do not agree fully with the DMERCs on the positions taken in the draft guidelines, we believe they are moving closer to what we believe the current clinical practice standards are. We have responded to the recent draft guidelines and have a continuing dialogue with the DMERC medical directors on these issues. In the event that the medical directors do not agree to revise their stance on these issues, usage of the V.A.C. may decline. Although difficult to predict, we believe the reimbursement issues addressed by the medical directors relate to approximately 12% of our V.A.C. Medicare revenue for 2004 or approximately 1.4% of our overall revenue for 2004.

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

        As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to governmental and non-governmental scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use include review of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation. In addition, private payers may also conduct audits, such as one recently conducted by Michigan Blue Cross. A preliminary report of their findings was reviewed by KCI and a response was filed in late December 2004. Although no abusive or fraudulent practices were identified by the payer, it is unclear what refunds or recoupments will be expected based on claims reviews; however, we do not expect any such amounts to be material. KCI will have appeal rights with regard to any such determinations.

        Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier.

        We obtain some of our finished products and components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., or Avail, for V.A.C. disposables. This supply agreement was recently extended through October 2007, with automatic extensions for additional twelve month periods if neither party gives notice of termination. V.A.C. disposables represented approximately 21% of our revenue for the year ended December 31, 2004. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenue from decreased V.A.C. rentals. We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe. Additionally, we have ensured that Avail has duplicate manufacturing facilities, tooling, and raw material resources for the production of our disposables. If we lose any supplier or if a sole-source supplier experiences any manufacturing problems, we could be required to qualify one or more replacement suppliers and may be required to conduct a significant level of process and component validation to incorporate new suppliers of components included in our products. The need to change suppliers to provide us with components might cause material delays in delivery or significantly increased costs.

        If we are unable to successfully implement our new management information systems or are otherwise unable to manage rapid changes, our business may be harmed.

        In the last three years we have grown rapidly. We are currently implementing new management information systems to assist us in managing our growth. If the implementation of these new systems is significantly delayed, or if our expectations for the efficiencies to be obtained through the new systems are not met, our business could be harmed. For example, if we experience problems with our new systems for procurement and billing, we could experience product shortages or an increase in accounts receivable. Any failure by us to properly implement our new information systems, or to otherwise properly manage our growth, could impair our ability to attract and service customers and could cause us to incur higher operating costs and experience delays in the execution of our business plan.

        We are subject to numerous laws and regulations governing the healthcare industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

        There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent news headlines highlighted the need to control healthcare spending at the federal (Medicare) and state (Medicaid) levels. We believe this pressure will intensify over time. For example, the recent enactment of the MMA eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

        Substantially all of our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. Recently the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. Regulatory authorities in Europe and Canada have also recently adopted the revised standard of IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010.

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

        The manufacturing and marketing of medical products necessarily entail an inherent risk of product liability claims and we carry product liability insurance to mitigate such risks. In addition, we are currently defendants in several other legal actions, including a patent infringement suit. In the event of an adverse judgment in any of these cases, we could be responsible for a large litigation damage award.

Risks Related to Our Capital Structure

        Our substantial indebtedness could adversely affect our financial condition.

        We have a significant amount of debt. As of December 31, 2004, we had $444.5 million of outstanding indebtedness and shareholders' equity of $50.8 million. This level of indebtedness could have important consequences, including the following:

  •
  it may be difficult for us to satisfy our obligations under our senior credit facility and our senior subordinated notes;

  •
  if we default on our secured debt, these lenders may foreclose on our assets;

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

        Restrictive covenants in our senior credit facility and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

        Our senior credit facility and the indenture governing our senior subordinated notes limit our ability, among other things, to:

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

        Our senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA.

        We may not be able to maintain these ratios. Covenants in our senior credit facility may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

        If we default under our senior credit facility, we could be prohibited from making any payments on our senior subordinated notes. In addition, the lenders under our senior credit facility could require immediate repayment of the entire principal then outstanding. If those lenders require immediate repayment, we may not be able to repay them and also repay our senior subordinated notes in full. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under our senior credit facility, or if we are unable to maintain the financial ratios under our senior credit facility, we will be in default under our senior credit facility, which could, in turn, cause a default under our senior subordinated notes, the related indenture and any other debt obligations that we may incur from time to time.

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

        Our articles of incorporation, our by-laws and Texas law contain provisions that could discourage, delay or prevent a change in control or management.

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

  •
  requirements for the approval of at least two thirds of our outstanding common and preferred shares to amend our articles of incorporation;

  •
  authorization for our board of directors to adopt, amend or repeal our by-laws;

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

        Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of December 31, 2004, we have six interest rate swap agreements pursuant to which we have fixed the rates on $250.0 million, or 71.9%, of our variable rate debt as follows:

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

        The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of December 31, 2004 and December 31, 2003. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Maturity Date
	As of December 31, 2004
	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$150	$150	$—	$—	$97,846	$98,146	$105,974
Average interest rate	7.000%	7.000%	—	—	7.375%	7.374%
Variable rate	$2,653	$3,538	$3,538	$3,538	$334,333	$347,600	$347,600
Average interest rate	4.310%	4.310%	4.310%	4.310%	4.310%	4.310%
Interest rate swaps(1)
Variable to fixed	$100,000	$150,000	$—	$—	$—	$250,000	$1,655
Average pay rate	2.143%	2.774%	—	—	—	2.521%
Average receive rate	2.560%	2.553%	—	—	—	2.556%

	Maturity Date
	As of December 31, 2003
	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$150	$150	$—	$205,000	$205,300	$215,550
Average interest rate	—	7.000%	7.000%	—	7.375%	7.374%
Variable rate	$4,800	$4,800	$4,800	$4,800	$458,400	$477,600	$477,600
Average interest rate	3.920%	3.920%	3.920%	3.920%	3.920%	3.920%
Interest rate swaps(1)
Variable to fixed	$100,000	$100,000	$150,000	$—	$—	$350,000	$(2,402)
Average pay rate	2.375%	2.143%	2.774%	—	—	2.480%
Average receive rate	1.163%	1.163%	1.165%	—	—	1.164%

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

        We maintain no other derivative instruments to mitigate our exposure to translation and/or transaction risk. International operations reported operating profit of $33.2 million for the year ended December 31, 2004. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2004 would change our net income for the year ended December 31, 2004 by approximately $2.2 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$124,366	$156,064
Accounts receivable, net	252,822	199,938
Inventories, net	35,590	32,253
Deferred income taxes	24,836	22,749
Prepaid expenses and other current assets	13,296	11,811

Total current assets	450,910	422,815
Net property, plant and equipment	183,075	145,208
Loan and preferred stock issuance costs, less accumulated amortization of $8,317 in 2004 and $906 in 2003	11,937	19,779
Deferred income taxes	7,913	2,227
Goodwill	49,369	48,797
Other assets, less accumulated amortization of $8,748 in 2004 and $8,190 in 2003	29,261	28,497

	$732,465	$667,323

Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$43,246	$34,386
Accrued expenses and other	150,116	115,054
Current installments of long-term debt	2,803	4,800
Current installments of capital lease obligations	201	1,576
Income taxes payable	20,821	39,403

Total current liabilities	217,187	195,219
Long-term debt, net of current installments	442,943	678,100
Capital lease obligations, net of current installments	239	1,351
Deferred income taxes	13,170	28,793
Deferred gain, sale of headquarters facility	8,112	9,183
Other noncurrent liabilities	13	212

	681,664	912,858
Series A convertible preferred stock, issued and outstanding 0 at 2004 and 264 at 2003	—	261,719
Shareholders' equity (deficit):
Common stock; authorized 225,000 at 2004 and 150,000 at 2003, issued and outstanding 68,694 at 2004 and 41,270 at 2003	69	41
Preferred stock; authorized 50,000 in 2004 and 0 in 2003; issued and outstanding 0 in 2004 and 2003	—	—
Additional paid-in capital	517,354	1,157
Deferred compensation	(1,906)	185
Retained deficit	(488,071)	(518,955)
Accumulated other comprehensive income	23,355	10,318

Shareholders' equity (deficit)	50,801	(507,254)

	$732,465	$667,323

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Rental	$726,783	$582,801	$453,061
Sales	265,853	181,035	127,371

Total revenue	992,636	763,836	580,432
Rental expenses	457,294	356,075	276,476
Cost of goods sold	70,780	64,118	51,824

Gross profit	464,562	343,643	252,132
Selling, general and administrative expenses	223,452	170,614	123,964
Research and development expenses	31,312	23,044	18,749
Initial public offering expenses	19,836	—	—
Secondary offering expenses	2,219	—	—
Recapitalization expenses	—	70,085	—
Litigation settlement	—	(75,000)	(173,250)

Operating earnings	187,743	154,900	282,669
Interest income	1,133	1,065	496
Interest expense	(44,635)	(52,098)	(40,943)
Foreign currency gain	5,353	7,566	3,935

Earnings before income taxes	149,594	111,433	246,157
Income taxes	53,106	41,787	96,001

Net earnings	$96,488	$69,646	$150,156
Series A convertible preferred stock dividends	(65,604)	(9,496)	—

Net earnings available to common shareholders	$30,884	$60,150	$150,156

Net earnings per share available to common shareholders:
Basic	$0.49	$1.03	$2.12

Diluted	$0.45	$0.93	$1.93

Weighted average shares outstanding:
Basic	62,599	58,599	70,927

Diluted	67,918	64,493	77,662

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$96,488	$69,646	$150,156
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	60,901	46,893	36,998
Provision for uncollectible accounts receivable	12,346	6,702	7,623
Amortization of deferred gain on sale of headquarters facility	(1,070)	(841)	(426)
Write-off of deferred loan issuance costs	5,504	5,233	—
Non-cash amortization of stock award to directors	442	185	—
Tax benefit related to exercise of stock options	69,257	—	—
Non-cash accrual of recapitalization expenses	—	7,131	—
Non-cash gain on litigation settlement	—	—	(173,250)
Change in assets and liabilities:
Increase in accounts receivable, net	(63,649)	(53,597)	(38,217)
Decrease in other accounts receivable	—	175,000	—
Decrease (increase) in inventories	(2,874)	5,723	2,612
Change in current deferred income taxes, net	(2,087)	(78,636)	55,887
Decrease (increase) in prepaid expenses and other current assets	170	(2,046)	(423)
Increase in accounts payable	9,090	23,251	2,568
Increase in accrued expenses	44,664	44,289	11,864
Increase (decrease) in income taxes payable	(18,582)	24,788	5,732
Increase (decrease) in deferred income taxes, net	(22,728)	6,485	15,130

Net cash provided by operating activities	187,872	280,206	76,254

Cash flows from investing activities:
Additions to property, plant and equipment	(93,230)	(76,276)	(54,546)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(100)	2,100	(300)
Dispositions of property, plant and equipment	1,982	3,575	1,703
Proceeds from sale of headquarters facility	—	—	18,232
Business acquisitions, net of cash acquired	(1,247)	(2,224)	(3,596)
Increase in other assets	(2,573)	(328)	(520)

Net cash used by investing activities	(95,168)	(73,153)	(39,027)

Cash flows from financing activities:
Proceeds from (repayments of) of notes payable, long-term, capital lease and other obligations	(237,536)	(114,649)	16,091
Proceeds from exercise of stock options	15,352	1,725	9
Proceeds from purchase of stock in ESPP	1,815	—	—
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	—	—
Stock issuance costs	(10,604)	—	—
Recapitalization:
Payoff of long-term debt and bonds	—	(408,226)	—
Proceeds from issuance of new debt and bonds	—	685,000	—
Proceeds from issuance of Series A convertible preferred stock, net	—	258,017	—
Purchase of common stock	—	(509,597)	—
Debt and preferred stock issuance costs	—	(20,729)	—

Net cash provided (used) by financing activities	(125,973)	(108,459)	16,100

Effect of exchange rate changes on cash and cash equivalents	1,571	2,985	959

Net increase (decrease) in cash and cash equivalents	(31,698)	101,579	54,286
Cash and cash equivalents, beginning of year	156,064	54,485	199

Cash and cash equivalents, end of year	$124,366	$156,064	$54,485

Non-cash activity:
Non-cash consideration for exercise of stock options	$6,480	$334	$—

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity (Deficit)

Three Years Ended December 31, 2004

(in thousands)

	Common Stock	Additional Paid-in Capital	Deferred Compensation	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balances at December 31, 2001	$71	$—	$—	$(226,381)	$(10,015)	$(236,325)

Net earnings	—	—	—	150,156	—	150,156
Foreign currency translation adjustment, net of taxes $635	—	—	—	—	5,511	5,511
Net derivative loss, net of taxes of $562	—	—	—	—	(1,045)	(1,045)
Reclassification adjustment for losses included in income, net of taxes $972	—	—	—	—	1,807	1,807
Reclassification adjustment for loss recognized on termination of interest Rate swap, net of tax benefit of $305	—	—	—	—	(549)	(549)
Exercise of stock options	—	—	—	9	—	9

Balances at December 31, 2002	$71	$—	$—	$(76,216)	$(4,291)	$(80,436)

Net earnings	—	—	—	69,646	—	69,646
Foreign currency translation adjustment, net of taxes of $1,000	—	—	—	—	15,298	15,298
Net derivative loss, net of taxes of $1,402	—	—	—	—	(2,603)	(2,603)
Reclassification adjustment for losses included in income, net of taxes of $1,030	—	—	—	—	1,914	1,914
Purchase of common stock in recapitalization	(30)	—	—	(509,567)	—	(509,597)
Preferred stock dividends declared	—	—	—	(9,244)	—	(9,244)
Beneficial conversion feature	—	—	—	5,776	—	5,776
Amortization of beneficial conversion feature	—	—	—	(252)	—	(252)
Shares issued to directors	—	—	185	—	—	185
Exercise of stock options	—	1,157	—	902	—	2,059

Balances at December 31, 2003	$41	$1,157	$185	$(518,955)	$10,318	$(507,254)

Net earnings	—	—	—	96,488	—	96,488
Foreign currency translation adjustment, net of taxes of $1,292	—	—	—	—	10,400	10,400
Net derivative gain, net of taxes of $151	—	—	—	—	280	280
Reclassification adjustment for gains included in income, net of taxes of $1,269	—	—	—	—	2,357	2,357
Shares issued in initial public offering, net of offering expenses	4	94,392	—	—	—	94,396
Preferred stock dividends declared	—	—	—	(53,456)	—	(53,456)
Conversion of preferred stock to common stock	19	326,373	—	—	—	326,392
Shares issued to directors	—	100	—	—	—	100
Exercise of stock options	5	91,084	—	—	—	91,089
Shares purchased under ESPP	—	1,815	—	—	—	1,815
Restricted stock issued	—	1,833	(1,833)	—	—	—
Amortization of deferred compensation	—	600	(258)	—	—	342
Write-off of beneficial conversion feature	—	—	—	(11,217)	—	(11,217)
Write-off of preferred stock issuance costs	—	—	—	(931)	—	(931)

Balances at December 31, 2004	$69	$517,354	$(1,906)	$(488,071)	$23,355	$50,801

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.    Summary of Significant Accounting Policies

  (a) Principles of Consolidation

        The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with our consolidated subsidiaries ("KCI"). All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications of amounts related to prior years have been made to conform with the 2004 presentation.

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

        We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two geographical segments, USA and International. In the United States, which accounted for 75.0% of our revenue for the year ended December 31, 2004, we have a substantial presence in all care settings.

        We derive our revenue from both rental and sale of our products. We generally rent our V.A.C. systems and therapeutic surfaces and sell the related disposable products. In the U.S. acute and extended care settings, which accounted for more than half of our U.S. revenue, we directly bill our customers, such as hospitals and extended care facilities. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 39%, 41% and 44% of our revenue during 2004, 2003 and 2002, respectively, was generated under national agreements with GPOs. During 2004, 2003 and 2002, we recorded approximately $145.3 million, $128.7 million and $113.1 million, respectively, in V.A.C. and therapeutic surfaces revenues under contracts with Novation, LLC, our largest single GPO relationship.

        In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we bill third party payers, such as Medicare and private insurance. During 2004, 2003 and 2002, we recorded approximately $114.6 million, $83.6 million and $57.9 million, respectively, in revenues from Medicare.

        Internationally, substantially all of our revenue is generated from the acute care setting.

  (c) Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104 when each of the following four criteria are met:

  1)
  A contract or sales arrangement exists.

  2)
  Products have been shipped and title has transferred or services have been rendered.

  3)
  The price of the products or services is fixed or determinable.

  4)
  Collectibility is reasonably assured.

        We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate. Sales revenue is recognized when products are shipped. In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, rebates, pricing adjustments, utilization adjustments, patient cost-sharing arrangements, cancellations, estimated uncollectible amounts and payer adjustments.

  (e) Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

  (f) Fair Value of Financial Instruments

        The carrying amount reported in the balance sheet for cash, accounts receivable, long-term investments, accounts payable and long-term obligations, excluding our 7 3/8% Senior Subordinated Notes due 2013, approximates fair value. We estimate the fair value of long-term obligations, excluding our 7 3/8% Senior Subordinated Notes due 2013, by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument. The fair value of our 7 3/8% Senior Subordinated Notes due 2013 is estimated based upon open-market trades at or near year-end. The carrying value of our 7 3/8% Senior Subordinated Notes due 2013 as of December 31, 2004 and 2003 was $97.8 and $205.0 million, respectively, with corresponding fair values of approximately $105.7 million and $215.3 million as of December 31 2004 and 2003, respectively.

  (g) Accounts Receivable

        Accounts receivable consist of amounts due directly from facilities (hospitals, extended care facilities, etc.), third-party payers ("TPP") (both governmental and non-governmental) and patient pay accounts. Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary portion of the claim has been settled by the third-party payer.

        Significant concentrations of accounts receivable include:

	2004	2003
Facilities	51%	52%
TPP—Managed care and commercial	33%	32%
TPP—Governmental	15%	15%
Other	1%	1%

        The third-party payer reimbursement process requires extensive documentation which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

        We utilize a combination of factors in evaluating the collectibility of account receivables. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items. In addition, items that remain unbilled for more than 90 days, or beyond an established billing window, are reversed out of revenue and receivables. For billed receivables, we generally establish reserves for revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, the portion of revenue not expected to be collected and based on historical experience, the length of time that the receivables are past due. The reserve rates vary by payer group. In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

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

        We entered into a sole-source agreement with one supplier to supply the majority of our inventory generating V.A.C. sales revenue which became effective in October 2002 of our U.S. related orders and in May 2003 for our international related orders. The supply agreement was recently extended through October 2007, with automatic extentions for additional twelve month periods if neither party gives notice of termination.

  (i) Long-Lived Assets

        Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Loan issuance costs include costs incurred in connection with the issuance of debt in our 2003 recapitalization, net of amounts written off related to our 2004 redemptions of our subordinated notes and prepayments on our senior debt facility. These costs are amortized using the effective interest method over the respective term of debt to which they specifically relate. Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

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

  (j) Goodwill and Other Indefinite Lived Intangible Assets

        Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142, ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. Goodwill and other indefinite lived intangible assets were tested for impairment during the fourth quarter of 2004 and no impairment write down is required.

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

  (l) Net Earnings Per Common Share

        Basic net earnings per common share ("EPS") is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings when dilutive.

  (m) Licensing Fees

        We pay licensing fees for the right to market our V.A.C. devices. Licensing fee expenses are based on V.A.C. revenue and recognized in the period that the related revenue is earned.

  (n) Self-Insurance

        We established the KCI employee benefit trust as a self-insurer for certain risks related to our U.S. employee health plan and certain other benefits. We retain various levels of loss related to certain of our benefits including all short-term disability claims and losses under our Texas Employee Injury Plan up to $500,000 per occurrence. Our group life and accidental death and dismemberment plan along with our long-term disability plan are all fully insured. We fully develop our self-insurance liabilities, including claims incurred but not reported. These liabilities are not discounted.

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

  (p) Stock Options

        We use the intrinsic value method to account for our stock option plans. In 2004, 2003 and 2002, compensation costs of approximately $285,000, $43.9 million and $824,000, respectively, net of estimated taxes, have been recognized in the financial statements related to our plans. Compensation costs for 2003 included $42.2 million of expenses, net of taxes, related to the recapitalization completed during the third quarter of 2003. If the compensation cost for our stock-based employee compensation plan had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings available to common shareholders and net earnings per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for earnings per share information):

	Year ended December 31,
	2004	2003	2002
Net earnings available to common shareholders as reported	$30,884	$60,150	$150,156

Pro forma net earnings available to common shareholders:
Net earnings available to common shareholders as reported	$30,884	$60,150	$150,156
Compensation expense under intrinsic method	285	43,971	824
Compensation expense under fair value method	(3,345)	(2,054)	(3,136)

Pro forma net earnings available to common shareholders	$27,824	$102,067	$147,844

Net earnings per share available to common shareholders as reported:
Basic	$0.49	$1.03	$2.12
Diluted	$0.45	$0.93	$1.93
Pro forma net earnings per share available to common shareholders:
Basic	$0.44	$1.74	$2.08
Diluted	$0.41	$1.58	$1.90

        The fair value for options granted during the three fiscal years ended December 31, 2004, 2003 and 2002, respectively, was estimated using a Black-Scholes option pricing model with the following valuation assumptions:

	2004	2003	2002
Expected stock volatility	.35	.27	.22
Expected dividend yield	—	—	—
Risk-free interest rate	3.5%	2.9%	2.6%
Expected life (years)	5.0	5.0	7.3

        The pro forma compensation cost reflected above may not be representative of future expense.

        As discussed further in "New Accounting Pronouncement" (u) below, the Company will begin recognizing compensation expense in the financial statements for stock-based compensation when it adopts the provisions of SFAS 123 Revised on July 1, 2005.

  (q) Research and Development

        The focus of our research and development program has been to develop new products and make technological improvements to existing products. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred and totalled $31.3 million, $23.0 million and $18.7 million for years ended December 31, 2004, 2003 and 2002, respectively.

  (r) Interest Rate Protection Agreements

        We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt. (See Note 6)

  (s) Shipping and Handling

        We include shipping and handling costs in rental expense and cost of goods sold, as appropriate. Shipping and handling costs on sales products recovered from customers of $2.0 million, $1.6 million and $1.5 million recovered from customers in 2004, 2003 and 2002, respectively, are included in sales revenue for these periods.

  (t) Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expenses were $7.2 million, $5.1 million and $4.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  (u) New Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 Revised "Share-Based Payment," "SFAS 123R." The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. The Company will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.

        The Company has begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations. The Company currently determines the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123R, the Company is also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made. However, the Company does believe the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used. If the Company were to continue to use a Black-Scholes option pricing model consistent with its current practice, the adoption of SFAS 123R on July 1, 2005 is expected to result in recognized compensation expense of $2.6-$3.3 million after taxes for the last six months of 2005.

NOTE 2.    Recent Public Stock Offerings

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

        As part of the IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature totalling $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into approximately 19.2 million shares of common stock.

        On June 16, 2004, we completed a secondary offering of our common stock through which selling shareholders sold an aggregate of 16.1 million existing shares at a price of $47.50 per share. KCI did not sell any shares or receive any proceeds in the offering. We incurred $2.2 million of expenses related to the secondary offering.

NOTE 3.    Recapitalization

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

  •
  issued $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013; and

  •
  issued $263.8 million of our Series A convertible preferred stock, which (1) was mandatorily convertible into common stock at a ratio of $17.00 per share of common stock, subject to certain conditions and (2) accrued cumulative dividends quarterly at the rate of 9% per annum (or the dividends paid on common stock, on an as-converted basis, if greater), subject to certain exceptions (See Note 10)

        Proceeds from the recapitalization were used to repay the $208.2 million due under our previously existing senior credit facility, redeem all $200.0 million of our 9 5/8% Senior Subordinated Notes due 2007, repurchase approximately 30.0 million shares of our outstanding common stock and approximately 4.7 million vested stock options at a price equal to $17.00 per share, and pay fees and expenses associated with the recapitalization.

        Our December 31, 2003 results reflect the impact of the recapitalization including a charge to earnings of $86.4 million, before tax benefits related to the recapitalization of $32.4 million. The charge to earnings, before income taxes, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. In addition, we wrote off debt issuance costs related to our prior senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, before taxes. The remaining pretax expenses of approximately $2.6 million were related to miscellaneous fees and expenses associated with the recapitalization

NOTE 4.    Acquisitions and Dispositions

        On October 29, 2004, we acquired certain assets and business units of BioMonde GmbH & Co. KG for $1.2 million in cash. The operating results of BioMonde GmbH & Co. KG have been included in KCI's consolidated financial statements since the acquisition date.

        On May 23, 2003, we acquired all of the outstanding capital stock of MedClaim Inc., a North Carolina corporation, for approximately $2.2 million in cash, net of cash acquired, and other consideration of $450,000. MedClaim Inc. processes Medicare Part B insurance claims for us and continues to act in that capacity. The operating results of MedClaim Inc. have been included in KCI's consolidated financial statements since the effective date of the acquisition, January 1, 2003.

        In 1996, we acquired a 26% interest in the capital stock of Polymedics N.V., ("Polymedics"), a Belgium manufacturer of foam used in certain V.A.C. dressings which was accounted for on a cost basis. During the first quarter of 2002, we acquired the remaining 74% of Polymedics stock for approximately $3.6 million in cash at which time the financial position and results of operations were reflected on a consolidated basis. Polymedics' operating results did not have a material impact on our results of operations for 2004, 2003 or 2002.

        In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement. The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million. The deferred gain is being amortized over the term of the lease. Approximately $1,070,000, $841,000 and $426,000 of gain was recognized in income in 2004, 2003 and 2002, respectively. The initial lease term is 10 years and requires minimum annual lease payments ranging from $3.2 million to $3.8 million. We have two consecutive options to renew the lease for a term of three or five years each at our option. If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate, any improvement allowance or other inducements available to renewing tenants on prevailing market terms. In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then existing term. Rental expense of $3.9 million, $3.6 million and $1.5 million was recognized in 2004, 2003 and 2002, respectively. The following table indicates the estimated future cash lease payments, inclusive of executory costs, for the years set forth below (dollars in thousands):

Year ended December 31,	Estimated Cash Lease Payments
2005	$3,390
2006	3,470
2007	3,549
2008	3,628
2009	3,691
2010 and thereafter	9,756

$27,484

NOTE 5.    Supplemental Balance Sheet Data

        Accounts receivable consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Trade accounts receivable:
Facilities / dealers	$155,467	$123,016
Third-party payers:
Medicare / Medicaid	46,120	36,392
Managed care, insurance and other	102,496	75,059

	304,083	234,467
Medicare V.A.C. receivables prior to October 1, 2000(1)	—	13,445
Employee and other receivables	1,735	1,724

	305,818	249,636
Less: Allowance for doubtful accounts	(52,996)	(36,253)
Allowance for Medicare V.A.C. receivables prior to October 1, 2000(1)	—	(13,445)

	$252,822	$199,938

(1)
During the year ended December 31, 2004, the Company wrote-off $13.4 million of Medicare V.A.C. receivables that originated prior to October 1, 2000 against the related allowance.

        Inventories consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Finished goods	$8,884	$8,632
Work in process	2,057	2,847
Raw materials, supplies and parts	40,418	35,854

	51,359	47,333
Less: Amounts expected to be converted into equipment for short-term rental	(9,100)	(9,000)
Reserve for excess and obsolete Inventory	(6,669)	(6,080)

	$35,590	$32,253

        Net property, plant and equipment consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Land	$549	$549
Buildings	11,201	10,819
Equipment for short-term rental	275,896	233,459
Machinery, equipment and furniture(1)	143,168	110,101
Leasehold improvements	15,265	9,811
Inventory to be converted to equipment	9,100	9,000

	455,179	373,739
Less accumulated depreciation(1)	(272,104)	(228,531)

	$183,075	$145,208

(1)
Net property, plant and equipment as of December 31, 2004 and 2003 includes approximately $440,000 and $2.8 million, respectively, in machinery, equipment and furniture under various capital leases.

        Accrued expenses and other consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Payroll, commissions and related taxes	$57,144	$43,341
Royalty accrual	35,899	27,992
Deferred compensation	6,807	5,500
Insurance accruals	4,982	4,941
Recapitalization accruals	—	7,131
Other accrued expenses	45,284	26,149

	$150,116	$115,054

NOTE 6.    Long-Term Obligations and Derivative Financial Instruments

        Long-term obligations consist of the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Senior Credit Facility:
Term loan B2 due 2010	$347,600	$—
Term loan B1 due 2010	—	477,600

	347,600	477,600
7 3/8% Senior Subordinated Notes due 2013	97,846	205,000
Note Payable-MedClaims, Inc	300	300

	445,746	682,900
Less current installments	(2,803)	(4,800)

	$442,943	$678,100

Senior Credit Facility

        On August 11, 2003, we entered into a new senior credit facility consisting of a $480.0 million term loan facility due 2010 and an undrawn $100.0 million revolving credit facility. On December 21, 2004, we amended our senior credit agreement which established a new term loan B2 facility of $352.6 million, which replaced the term loan B1 under the senior credit agreement. During 2004, we made optional prepayments totaling $130.0 million on our senior term loans and our remaining outstanding balance as of December 31, 2004 was $347.6 million.

        Loans.    The senior credit facility, as amended, consists of a $352.6 million term loan facility and an undrawn $100.0 million revolving credit facility. Up to $40.0 million of the revolving credit facility is available for letters of credit. At December 31, 2004, $347.6 million was outstanding under the term loan facility and we had no revolving loans outstanding. However, we had outstanding letters of credit in the aggregate amount of $14.3 million. The resulting availability under the revolving credit facility was $85.7 million at December 31, 2004.

        Interest.    Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Citibank, N.A.'s prime rate or 1/2 of 1% in excess of the federal funds rate) or the Eurodollar rate (the reserve-adjusted LIBOR rate), in each case plus an applicable margin. The applicable margin is equal to (1) with respect to the revolving credit facility, 2.50% in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate and (2) with respect to the new term loan B2 facility is (a) at any time that the leverage ratio (as defined) is greater than 2.25 to 1.00, 1.00% in the case of base rate loans and 2.00% in the case of Eurodollar loans, (b) at any time that the leverage ratio is less than or equal to 2.25 to 1.00, 0.75% in the case of base rate loans and 1.75% in the case of Eurodollar loans and (c) at any time that the leverage ratio is less than or equal to 1.75 to 1.00 and the loans are rated at least (i) Ba1 by Moody's and BB by Standard and Poor's or (ii) Ba2 by Moody's and BB+ by Standard and Poor's, 0.50% in the case of base rate loans and 1.50% in the case of Eurodollar loans. The amount outstanding under our Term loan B2 due 2010 bore interest at 4.31% as of December 31, 2004.

        We may choose base rate or Eurodollar pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurodollar borrowings. Interest on base rate borrowings is payable quarterly in arrears. Interest on Eurodollar borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months. Interest on all past due amounts will accrue at 2.00% over the applicable rate. The senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of the term loan under the senior credit facility for a period of two years from the date of issuance. As of December 31, 2004, the current interest rate swap agreements effectively fix the base-borrowing rate on 71.9% of our outstanding amounts under the term loan facility.

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

        Repayments.    Amounts available under the new revolving credit facility are available for borrowing and reborrowing until maturity. No amounts repaid under the term loan B2 facility may be reborrowed.

        Maturity.    The term loan facility matures on August 11, 2010. The revolving credit facility matures on August 11, 2009.

        Prepayments.    We may prepay, in full or in part, borrowings under the senior credit facility without premium or penalty, subject to minimum prepayment amount and increment limitations. We are required to prepay borrowings under the senior credit facility from certain asset dispositions and debt issuances and beginning after fiscal year 2004 a percentage of excess cash flow, subject to customary exceptions.

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

  •
  limitations of capital expenditures;

  •
  limitations on changes in the nature of the business, on changes in KCI's fiscal year, and on changes in organizational documents; and

  •
  limitations on changes in documents evidencing or related to indebtedness that are materially adverse to the interest of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

        We are permitted to effect open-market purchases of our capital stock in an amount up to $25.0 million per year. In addition, we have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is between 2.25 to 1.00 and 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00. We are also permitted to repurchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

        The senior credit agreement prohibits our subsidiaries, subject to certain specified exceptions, from:

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

7 3/8% Senior Subordinated Notes due 2013

        On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013. During 2004, we purchased $107.2 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013 at a market price of $114.9 million. In connection with the purchases, we wrote off $3.0 million in loan issuance costs associated with the retirement of these notes. As of December 31, 2004, $97.8 million of the notes remained outstanding. We may purchase additional amounts of our 7 3/8% Senior Subordinated Notes due 2013 in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

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

  •
  make certain distributions from our restricted subsidiaries;

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

  •
  purchasing or redeeming any indebtedness that is subordinate or junior to the notes; or

  •
  making certain specified investments if, following such event,

  •
  we would be in default under the indenture,

  •
  our consolidated fixed charge coverage ratio, as defined, would be less than 2.0 to 1.0, or

  •
  the aggregate of such payments shall exceed certain amounts determinable under specified formulas.

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

        The following chart summarizes interest rate hedge transactions effective during 2004 (dollars in thousands):

Accounting Method	Effective Dates	Nominal Amount	Fixed Interest Rate	Status
Hypothetical	12/31/02-12/31/04	$100,000	2.375%	Matured 12/31/04
Shortcut	08/21/03-08/22/05	$60,000	2.150%	Outstanding
Shortcut	08/21/03-08/22/05	$20,000	2.130%	Outstanding
Shortcut	08/21/03-08/21/05	$20,000	2.135%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.755%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.778%	Outstanding
Shortcut	08/21/03-08/21/06	$50,000	2.788%	Outstanding

        On March 8, 2004, we terminated our $100.0 million, 2.375% interest rate swap and entered into a new $100.0 million, 2.375% interest rate swap agreement. The amount included in other comprehensive income as of March 8, 2004 was recognized as additional interest expense over the remaining term of the hedged item. Although no cash was exchanged, the new $100.0 million swap did not qualify for the shortcut method because the fair value of the swap was not zero at inception (it had a negative value). We elected to use the "hypothetical derivative" method to measure effectiveness, which allowed us to use the change in the fair value of a "hypothetical derivative" (one which had no fair value at inception with terms mirroring the actual derivative that would be assumed to be perfectly effective) as a proxy for the change in the expected fair value of the hedged transactions. As of December 31, 2004, this interest rate swap agreement matured.

        Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under the senior credit facility for a period of two years from the date of issuance. As a result of the swap agreements currently in effect as of December 31, 2004, approximately 71.9% of our variable interest rate debt outstanding is fixed.

        All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December. The fair value of each of these swaps, except the swap initiated on March 8, 2004, was zero at inception. As of December 31, 2003, the fair values of these swaps agreements were negative in the aggregate and were recorded within accrued expenses and other current liabilities at approximately $2.4 million. Due to subsequent movements in interest rates, as of December 31, 2004, the fair values of these swap agreements were positive in the aggregate and were recorded within prepaid expenses and other current assets at approximately $1.7 million. During 2004 and 2003, we recorded interest expense of approximately $3.6 million and $2.9 million, respectively, as a result of interest rate protection agreements.

Interest and Future Maturities

        Interest paid during 2004, 2003 and 2002 was approximately $37.5 million, $44.9 million and $39.0 million, respectively.

        Future maturities of long-term debt at December 31, 2004 were (dollars in thousands):

Year	Amount
2005	$2,803
2006	$3,688
2007	$3,538
2008	$3,538
2009	$3,538
Thereafter	$428,641

NOTE 7.    Accounting for Goodwill and Other Noncurrent Assets

        Goodwill increased in 2004 due to our acquisition of BioMonde GmbH & Co. KG in the fourth quarter of 2004. (See Note 4.) Goodwill represented 6.7% and 7.3% of total assets at December 31, 2004 and December 31, 2003, respectively.

        We have recorded amortizable intangible assets in Other Assets on our consolidated balance sheets. Other assets include the following (dollars in thousands):

	December 31, 2004	December 31, 2003
Patents, trademarks and other	$12,179	$12,240
Accumulated amortization	(8,748)	(8,190)

	3,431	4,050
Investment in assets subject to leveraged leases	16,445	16,445
Deposits and other	9,385	8,002

Other tangible, noncurrent assets, net	25,830	24,447

Total other assets, net	$29,261	$28,497

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

        Amortization expense, related to finite-lived intangibles, was approximately $1.1 million, $1.3 million, and $1.3 million for 2004, 2003, and 2002, respectively. We amortize these intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset. The following table shows the estimated amortization expense, in total for all finite-lived intangible assets, to be incurred over the next five years (dollars in thousands):

Year ended December 31,	Estimated Amoritization Expense
2005	$383
2006	$292
2007	$288
2008	$285
2009	$265

        In 2003, we recorded approximately $19.8 million of loan issuance costs incurred in connection with the issuance of debt in our 2003 recapitalization. In 2004, approximately $5.5 million of loan issuance costs were written off related to our 2004 redemptions of our subordinated notes and prepayments on our senior credit facility. The remaining costs are being amortized using the effective interest method over the respective term of debt to which they specifically relate. Amortization of loan and preferred stock issuance costs recorded for the years ended December 31, 2004, 2003 and 2002 were $7.4 million, $7.5 million and $2.3 million, respectively. The amortization for 2004 includes approximately $5.5 million of loan issuance costs written off in connection with debt prepayments, while the amortization for 2003 includes approximately $5.2 million of loan issuance costs written off associated with the debt retired as part of our 2003 recapitalization.

NOTE 8.    Leasing Obligations

        We are obligated for equipment under various capital leases, which expire at various dates during the next two years. At December 31, 2004 and 2003, the gross amount of equipment under capital leases totaled approximately $1.1 million and $5.2 million and related accumulated depreciation was approximately $690,000 and $2.4 million, respectively.

        We lease our headquarters facility, computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next ten years. Total rental expense for operating leases was $24.0 million, $22.2 million and $17.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows (dollars in thousands):

	Capital Leases	Operating Leases
2005	$226	$23,421
2006	101	20,254
2007	72	15,893
2008	50	12,890
2009	34	10,647
Thereafter	12	19,853

Total minimum lease payments	$495	$102,958

Less amount representing interest	(55)

Present value of net minimum capital lease payments	440
Less current portion	(201)

Obligations under capital leases, excluding current installments	$239

NOTE 9.    Income Taxes

        Earnings before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$112,788	$81,874	$229,270
Foreign	36,806	29,559	16,887

	$149,594	$111,433	$246,157

        Income tax expense attributable to earnings before income taxes consists of the following (dollars in thousands):

	Year Ended December 31, 2004
	Current	Deferred	Total
Federal	$39,853	$1,837	$41,690
State	6,635	(595)	6,040
International	7,295	(1,919)	5,376

	$53,783	$(677)	$53,106

	Year Ended December 31, 2003
	Current	Deferred	Total
Federal	$97,222	$(65,862)	$31,360
State	5,539	(3,570)	1,969
International	9,278	(820)	8,458

	$112,039	$(70,252)	$41,787

	Year Ended December 31, 2002
	Current	Deferred	Total
Federal	$15,195	$68,256	$83,451
State	1,318	4,204	5,522
International	7,922	(894)	7,028

	$24,435	$71,566	$96,001

        Income tax expense attributable to earnings before income taxes differed from the amounts computed by applying the statutory tax rate of 35 percent to pre-tax earnings from continuing operations as a result of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Computed "expected" tax expense	$52,358	$39,002	$86,155
State income taxes, net of federal benefit	3,927	1,280	3,590
Tax-exempt interest from municipal bonds	(85)	(175)	(32)
Nondeductible meals and entertainment	710	558	357
Foreign income taxed at other than U.S. rates	(4,000)	1,361	3,376
Nonconsolidated foreign net operating loss	—	—	1,606
Foreign, other	—	(731)	(47)
Other, net	196	492	996

	$53,106	$41,787	$96,001

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (dollars in thousands):

	2004	2003
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$18,738	$13,093
Federal operating loss carry forwards	23,192	—
Foreign net operating loss carry forwards	6,888	2,466
State net operating loss carry forwards	3,369	—
Accrued liabilities	5,205	7,240
Deferred foreign tax asset	5,511	2,272
Deferred gain on sale of headquarters facility	2,891	3,077
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	1,472	1,575
Intangible assets, deducted for book purposes but capitalized and amortized for tax purposes	849	—
Derivative tax adjustments	—	841
Other	5,958	5,408

Total gross deferred tax assets	74,073	35,972
Less: valuation allowance	(6,888)	(2,466)

Net deferred tax assets	67,185	33,506

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation and basis	(38,439)	(34,310)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(3,725)	(2,045)
Foreign exchange gain	(2,927)	—
Deferred state tax liability	(923)	(923)
Derivative tax adjustment	(579)	—
Other, foreign	(45)	(45)
Other	(968)	—

Total gross deferred tax liabilities	(47,606)	(37,323)

Net deferred tax asset (liability)	19,579	(3,817)

Less: current portion	(24,836)	(22,749)

	$(5,257)	$(26,566)

        At December 31, 2004, federal and state net operating loss carryforwards of $23.2 million and $3.4 million, respectively, are available to reduce future domestic taxable earnings. The federal net operating loss carryforward is available through 2024 and the state net operating loss carryforward expires over various years from 2008 through 2024.

        At December 31, 2004, $6.9 million of foreign operating loss carryforwards, which can be utilized indefinitely, are available to reduce future taxable earnings of certain foreign subsidiaries. A valuation allowance has been provided for the deferred tax assets related to the foreign loss carryforwards. The net valuation allowance increased by approximately $4.4 million, $860,000 and $943,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets.

        The Company operates in multiple tax jurisdictions with different rates, both inside and outside the United States and is routinely under audit by federal, state and international tax authorities. Exposures exist related to various tax filing positions which may require an extended period of time to resolve and may result in income tax adjustments by the taxing authorities. The Company records accruals representing management's best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect probable outcomes.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $109.7 million, $77.9 million and $57.3 million at December 31, 2004, 2003 and 2002. These earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividend or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        The American Jobs Creation Act of 2004, enacted October 22, 2004 added new Code Section 965. This provides the company, subject to certain conditions, a one time 85% dividends received deduction on foreign earnings repatriated in 2004 or 2005. The Company has begun, but has not completed, its evaluation of whether or not to repatriate earnings under this provision or of the impact to the financial statements of repatriating all or a part of our foreign earnings. The Company's evaluation of the impact of the provision is expected to be completed in the fall of 2005.

        Income taxes paid during 2004, 2003 and 2002 were $33.1 million $90.4 million and $24.6 million, respectively.

NOTE 10.    Shareholders' Equity and Employee Benefit Plans

  Common Stock:

        On February 9, 2004, in connection with the initial public offering, the Company's shareholders amended the Company's Articles of Incorporation to increase the number of shares of stock authorized to be issued by the Company to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock"). The number of shares of Common Stock issued and outstanding as of December 31, 2004 and 2003 was 68,693,762 and 41,270,202, respectively.

  Preferred Stock:

        On February 9, 2004, in connection with the initial public offering, the Company's shareholders amended the Company's Articles of Incorporation to authorize the Company to issue 50,000,000 shares of preferred stock, $.001 par value (the "Preferred Stock"). On August 9, 2003, the board of directors of KCI approved the creation of a class of preferred stock designated as Series A Convertible Participating Preferred Stock with a par value of $0.001 per share. On August 11, 2003, we issued a total of 263,794 shares of the preferred stock at an original issue price and stated value of $1,000 per share. As part of the closing of our initial public offering, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature totaling $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

  Investment Plan:

        We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit. In 2004, 2003 and 2002, we made matching contributions and charged to expense approximately $4.0 million, $3.4 million and $2.0 million, respectively.

  Deferred Compensation Plan:

        KCI offers a deferred compensation plan for key management personnel. The deferred compensation plan was started in 1995 and guarantees the employee a rate of return for a defined plan year as stated in the enrollment form for each plan year. The employee may receive distributions in a lump sum, or over five or ten years upon retirement as defined, or at a date previously specified. The Company's obligation under the Plan is that of an unsecured promise to pay in the future. Amounts payable to a participant shall be paid from the general assets of the Company, exclusively. The Company has established a Rabbi Trust to increase security for the Plan benefits. At December 31, 2004, the assets in the Rabbi Trust include approximately $7.5 million of cash surrender value under life insurance policies for the participants and the liability of the Plan is approximately $6.8 million. Both the assets and the liabilities of the plan have been reflected in our consolidated financial statements.

NOTE 11.    Stock Option Plans

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

        In December 1997, our Board of Directors approved the 1997 Management Equity Plan. The maximum aggregate number of shares of Common Stock that may be issued in connection with grants under the Management Equity Plan, as amended, is approximately 13.9 million shares, subject to adjustment as provided for in the plan. The Management Equity Plan is administered, and grants determined, by a committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan shall be determined by the committee. However, in no event shall the term of any option granted under the Management Equity Plan exceed ten years. The Management Equity Plan supersedes all other previously adopted stock option plans. During the 1997 recapitalization transaction, 60 employees rolled stock options covering an additional 5.5 million shares of our common stock into the 1997 Management Equity Plan. No new grants will be made under this plan.

        The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004. Prior to January 1, 2005, the Directors Stock Plan provided for automatic grants to our non-employee directors of options to purchase shares of common stock, restricted stock that is subject to vesting requirements and unrestricted stock that is not subject to vesting requirements. As a result of the amendment and restatement, the grant of unrestricted stock awards has been eliminated. The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan is determined as the fair market value of the shares of the Company's common stock on the date that such option is granted. The options granted will vest and become exercisable incrementally over a period of three years. The right to exercise an option shall terminate seven years after the grant date, unless sooner as provided for in the plan. The Directors Stock Plan is administered by a committee of the board of directors. During 2004, we granted approximately 8,000 options to purchase shares of common stock and issued approximately 1,700 and 8,000 shares of unrestricted and restricted common stock, respectively, under the Directors Stock Plan.

        On February 9, 2004, in connection with the initial public offering, the Company's shareholders approved the 2004 Equity Plan and the 2004 Employee Stock Purchase Plan (the "2004 ESPP"). The 2004 Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units. Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two. During 2004, we granted approximately 984,000 options to purchase shares of common stock and issued approximately 29,000 shares of restricted stock under the 2004 Equity Plan.

        The 2004 ESPP became effective in the second quarter of 2004. The maximum number of shares of common stock reserved for issuance under the 2004 ESPP is 2,500,000 shares. Under the 2004 ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year. The 2004 ESPP provides six-month offering periods. Each six-month offering period will be composed of an identical six-month purchase period. Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower. During 2004, employees purchased approximately 43,000 shares of common stock under the 2004 ESPP.

        The following table summarizes the number of common shares reserved for future issuance under our stock option plans:

2004 Equity Plan	6,040,776
2004 ESPP	2,457,148
2003 Non-Employee Directors Stock Plan	290,330

8,788,254

        The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

Range of Exercise Prices	Options Outstanding at 12/31/04	Weighted Average Remaining Contract Life (years)	Weighted Average Exercise Price	Options Exercisable at 12/31/04	Weighted Average Exercise Price
$1.69 to $4.13	736	1.46	$3.45	736	$3.45
$4.81 to $4.81	5,169	2.84	$4.81	4,777	$4.81
$7.00 to $17.00	941	5.27	$9.34	264	$8.15
$42.95 to $44.41	867	9.26	$44.37	—	$—
$48.40 to $71.23	72	9.29	$53.59	—	$—

	7,785	3.78	$10.08	5,777	$4.79

        A summary of our stock option activity, and related information, for years ended December 31, 2004, 2003 and 2002 follows (options in thousands):

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding—beginning of year	11,597	$4.79	17,075	$4.32	17,542	$4.28
Granted	984	$45.04	682	$10.58	323	$7.00
Exercised(1)	(4,742)	$4.07	(5,730)	$4.09	(121)	$3.69
Forfeited	(54)	$38.71	(430)	$5.02	(669)	$4.42

Options outstanding—end of year	7,785	$10.08	11,597	$4.79	17,075	$4.32

Exercisable at end of year	5,777	$4.79	6,383	$4.02	11,575	$4.00

Weighted average fair value of options granted during the year		$16.02		$1.82		$2.15

(1)
The 2004 options exercised include 1,760,426 options exercised in relation to the secondary offering completed in June 2004. (See Note 2.) The 2003 options exercised includes 4,664,739 options exercised in relation to the recapitalization completed in 2003. (See Note 3.)

NOTE 12.    Other Comprehensive Income

        The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Net earnings	$96,488	$69,646	$150,156
Foreign currency translation adjustment, net of taxes of $1,292 in 2004, $1,000 in 2003 and $635 in 2002	10,400	15,298	5,511
Net derivative gain (loss), net of taxes of $151 in 2004, $1,402 in 2003, and $562 in 2002	280	(2,603)	(1,045)
Reclassification adjustment for losses included in income, net of taxes of $1,269 in 2004, $1,030 in 2003 and $972 in 2002	2,357	1,914	1,807
Reclassification adjustment for loss recognized on termination of interest rate swap, net of tax benefit of $305 in 2002	—	—	(549)

Other comprehensive income	$109,525	$84,255	$155,880

        As of December 31, 2004, derivative financial instruments of approximately $1.7 million were recorded as an asset as a result of our adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This asset is based upon the valuation of our interest rate protection agreements associated with our new senior credit facility. (See Note 6.)

        The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Derivative Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2001	$(8,931)	$(1,084)	$(10,015)
Foreign currency translation adjustment, net of taxes of $635	5,511	—	5,511
Net derivative loss, net of taxes of $562	—	(1,045)	(1,045)
Reclassification adjustment for losses included in income, net of taxes of $972	—	1,807	1,807
Reclassification adjustment for loss recognized on termination of interest rate swap, net of tax benefit of $305	—	(549)	(549)

Balances at December 31, 2002	$(3,420)	$(871)	$(4,291)
Foreign currency translation adjustment, net of taxes of $1,000	15,298	—	15,298
Net derivative loss, net of taxes of $1,402	—	(2,603)	(2,603)
Reclassification adjustment for losses included in income, net of taxes of $1,030	—	1,914	1,914

Balances at December 31, 2003	$11,878	$(1,560)	$10,318
Foreign currency translation adjustment, net of taxes of $1,292	10,400	—	10,400
Net derivative gain, net of taxes of $151	—	280	280
Reclassification adjustment for losses included in income, net of taxes of $1,269	—	2,357	2,357

Balances at December 31, 2004	$22,278	$1,077	$23,355

NOTE 13.    Earnings Per Share

        The following table sets forth the reconciliation from basic to diluted weighted average common shares and the calculations of net earnings per common share. Net earnings per share was calculated using the weighted average number of common shares outstanding. (dollars in thousands, except per share data) (See Note 1 (p).)

	Year ended December 31,
	2004	2003	2002
Net earnings	$96,488	$69,646	$150,156
Series A convertible preferred stock dividends	(65,604)	(9,496)	—

Net earnings available to common shareholders	$30,884	$60,150	$150,156

Weighted average outstanding shares:
Basic	62,599	58,599	70,927
Dilutive potential common shares from stock options	5,319	5,894	6,735
Dilutive potential common shares from preferred stock conversion(1)	—	—	—

Diluted	67,918	64,493	77,662

Basic net earnings per common share available to common shareholders	$0.49	$1.03	$2.12

Diluted net earnings per common share available to common shareholders	$0.45	$0.93	$1.93

(1)
Due to their antidilutive effect, 2,990,089 and 7,522,004 dilutive potential common shares from preferred stock conversion have been excluded from the diluted weighted average shares calculation for 2004 and 2003, respectively.

NOTE 14.    Commitments and Contingencies

        On February 21, 1992, Novamedix Limited, or Novamedix, filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that competes directly with one of our vascular products, the PlexiPulse. The suit alleges that the PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. On April 12, 2004, a federal Magistrate completed a review of our motion for summary judgment. In his Memorandum and Recommendation on the summary judgment motions in the case, the Magistrate recommended to the Federal District Court Judge that one of Novamedix's cause of action for false advertising be significantly limited and that one of Novamedix's patent infringement damage theories be denied for summary judgment purposes. The Magistrate recommended that (a) the remainder of our motions for summary judgment be denied and (b) our interpretation of an important phrase in certain of the Novamedix claims be rejected. On September 1, 2004, a Federal Magistrate issued a Supplemental Memorandum and Recommendation in the Novamedix case, which interpreted the claims of the patent involved in the case. Although we have appealed certain aspects of the Recommendation, we believe that the claim construction set forth in the Memorandum supports our contention that the PlexiPulse device does not infringe Novamedix's patents. Although it is not possible to reliably predict the outcome of this litigation or the damages which could be awarded, we believe that our defenses to these claims are meritorious and that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

        On July 1, 1998, Mondomed N.V. filed an opposition in the European Patent Office to a European V.A.C. patent. They were joined in this opposition by Paul Hartmann A.G. on December 16, 1998. The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003, pursuant to a written interlocutory decision issued May 19, 2004. The decision corrects the patent to expand the range of pressures covered by the patent from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modifies the patent claims to provide that the "screen means" is polymer foam. Under European patent law, the "screen means" would include equivalents to polymer foam. The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. We and Paul Hartmann A.G. have appealed the ruling. Mondomed N.V. has entered into a settlement with us. We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of the appeal, the original patents would remain in place. We believe that this decision will not affect our U.S. patents.

        On January 4, 2002, Safe Bed Technologies Company, or Safe Bed, filed a lawsuit against us in the United States District Court for the Northern District of Illinois, Eastern Division. The suit alleges that certain of our therapeutic surfaces products, including the TriaDyne and BariAir products, infringe a Safe Bed patent. After receiving a favorable ruling on patent claim interpretation, we agreed to settle this case.

        On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela AG, Medela, Inc. and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we have asserted causes of action for breach of contract, tortious interference and unfair competition. BlueSky and Medela, Inc. have filed answers to the complaint and have asserted counterclaims against us for declarations of non-infringement and patent invalidity. Blue Sky has filed a counterclaim in the case that alleges that the Company's marketing of the V.A.C. system violates federal anti-trust laws. Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.

        We are a party to several additional lawsuits arising in the ordinary course of our business. Provisions have been made in our financial statements for estimated probable exposures related to these lawsuits. We anticipate that the legal fees incurred in connection with the litigation discussed above will be immaterial. In the opinion of management, the disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

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

        Other than commitments for new product inventory, including disposable "for sale" products of $13.3 million, we have no material long-term capital commitments and can adjust our level of capital expenditures as circumstances dictate.

        See discussion of our self-insurance program at Note 1 and leases at Note 8.

NOTE 15.    Segment and Geographic Information

        We are principally engaged in the rental and sale of innovative therapeutic systems and surfaces throughout the United States and in 16 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

        We define our business segments based on geographic management responsibility. We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international countries. We have two primary product lines including V.A.C. and Therapeutic Surfaces/Other. Revenues for each of our product lines are disclosed for our operating segments. No discrete financial information is available for our product lines other than revenue. Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line but rather by operating segments, which include our USA and our International Segments. We measure segment profit as operating earnings, which is defined as income before interest income or expense, foreign currency gains and losses, and income taxes. All intercompany transactions are eliminated in computing revenue, operating earnings and assets. Prior years have been made to conform with the current presentation. Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue:
USA:
V.A.C	$562,635	$399,854	$269,158
Therapeutic surfaces/other	181,669	180,028	180,033

Subtotal—USA	744,304	579,882	449,191

International:
V.A.C	136,378	81,946	44,256
Therapeutic surfaces/other	111,954	102,008	86,985

Subtotal—International	248,332	183,954	131,241

	$992,636	$763,836	$580,432

Operating earnings:
USA	$275,157	$199,147	$145,541
International	33,237	25,455	18,348
Initial public offering expense	(19,836)	—	—
Secondary offering expense	(2,219)	—	—
Recapitalization expenses	—	(70,085)	—
Litigation settlement	—	75,000	173,250
Other(1):
Executive	(23,025)	(16,415)	(12,272)
Finance	(27,785)	(21,081)	(17,175)
Manufacturing/Engineering	(9,641)	(7,563)	(6,695)
Administration	(38,145)	(29,558)	(18,328)

Total other	(98,596)	(74,617)	(54,470)

	$187,743	$154,900	$282,669

Depreciation and amortization:
USA	$26,489	$22,010	$18,865
International	20,700	14,211	9,302
Other(1):
Executive	664	341	484
Finance	8,489	5,263	3,553
Manufacturing/Engineering	1,777	1,762	1,983
Administration	2,782	3,306	2,811

Total other	13,712	10,672	8,831

	$60,901	$46,893	$36,998

	Year Ended December 31,
	2004	2003	2002
Total Assets:
USA	$447,187	$433,393	$280,870
International	207,778	157,369	114,192
Other:
Executive	8,789	7,672	8,834
Finance	23,766	14,778	12,270
Manufacturing/Engineering	13,244	13,292	13,605
Administration	31,701	40,819	188,288

Total other	77,500	76,561	222,997

	$732,465	$667,323	$618,059

Gross capital expenditures:
USA	$42,166	$31,848	$24,263
International	29,593	22,541	14,203
Other:
Executive	—	—	—
Finance	19,176	20,207	14,677
Manufacturing/Engineering	2,295	1,680	1,403
Administration	—	—	—

Total other	21,471	21,887	16,080

	$93,230	$76,276	$54,546

(1)
Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Consolidated Statements of Operations.

        The following is other selected geographic financial information of KCI (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Geographic location of long-lived assets:
Domestic	$206,606	$186,392	$150,133
Foreign	74,949	58,116	37,851

Total long-lived assets	$281,555	$244,508	$187,984

NOTE 16.    Quarterly Financial Data (unaudited)

        The unaudited consolidated results of operations by quarter are summarized below (dollars in thousands, except per share data):

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$224,834	$236,985	$257,162	$273,655
Gross profit	$102,660	$110,853	$123,274	$127,775
Operating earnings	$27,465	$48,246	$56,652	$55,380
Net earnings	$5,458	$24,035	$32,809	$34,186
Series A convertible preferred stock dividends	$(65,604)	$—	$—	$—
Net earnings (loss) available to common shareholders	$(60,146)	$24,035	$32,809	$34,186
Net earnings (loss) per share available to common shareholders:
Basic	$(1.19)	$0.37	$0.49	$0.50
Dilutive	$(1.19)	$0.34	$0.46	$0.47
Weighted average common shares:
Basic	50,332	65,087	66,767	68,104

Diluted	50,332	71,303	71,774	72,560

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$167,003	$182,877	$198,042	$215,914
Gross profit	$73,979	$80,253	$87,472	$101,939
Recapitalization expenses	$—	$—	$69,955	$130
Litigation settlement	$—	$—	$—	$75,000
Operating earnings (loss)	$33,073	$35,764	$(31,184)	$117,247
Net earnings (loss)	$16,927	$19,018	$(34,253)	$67,954
Series A convertible preferred stock dividends	$—	$—	$(3,427)	$(6,069)
Net earnings (loss) available to common shareholders	$16,927	$19,018	$(37,680)	$61,885
Net earnings (loss) per share available to common shareholders:
Basic	$0.24	$0.27	$(0.74)	$1.50
Dilutive	$0.21	$0.25	$(0.74)	$1.03
Weighted average common shares:
Basic	70,995	71,070	51,139	41,203

Diluted	79,861	77,236	51,139	65,842

        Net earnings per share for the full year differs from the total of the quarterly earnings per share due to the change in weighted average common shares outstanding related to our repurchase of shares in the 2003 recapitalization and the issuance of shares in our 2004 initial public offering. In addition, diluted net earnings per share is affected by the anti-dilutive nature of the potential common shares from preferred stock conversion.

NOTE 17.    Anti-Trust Litigation Settlement

        During the fourth quarters of 2003 and 2002, we recorded gains in connection with two separate payments from the settlement of an anti-trust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly-owned subsidiary of Hillenbrand (together, "Hillenbrand"). On December 31, 2002, under the settlement, Hillenbrand agreed to pay KCI $250.0 million. The initial payment of $175.0 million was paid on January 2, 2003. Net of legal fees and expenses, this transaction added $173.3 million of pretax income and $106.4 million of net earnings to the 2002 results. We recorded a $66.8 million current deferred tax liability related to this gain. The second payment of $75.0 million was received on December 31, 2003 and added $75.0 million of pre-tax income and $46.9 million of net earnings to the 2003 results.

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

        We issued to Fremont Partners, L.P., Blum Capital Partners, L.P., and Dr. Leininger, and their respective related affiliates, an aggregate of $190.0 million of the Series A convertible preferred stock that we offered in connection with the 2003 recapitalization. In addition, we issued to John P. Byrnes, Harry R. Jacobson, M.D., David J. Simpson and C. Thomas Smith, all of whom are non-employee directors of ours, an aggregate $1.8 million of the Series A convertible preferred stock that we offered in connection with such recapitalization. As a result of the initial public offering, Fremont Partners, L.P., Blum Capital Partners L.P., and Dr. Leininger, and their respective related parties, received cumulative preferred dividends paid-in-kind through December 31, 2005 of $49.3 million and, immediately thereafter, all outstanding shares of our preferred stock were automatically converted into shares of our common stock.

        A member of our Board of Directors, David J. Simpson, is an officer of Stryker Corporation, with which we conduct business on a limited basis. During fiscal 2004, 2003 and 2002, we purchased approximately $2.8 million, $2.5 million and $3.6 million in hospital bed frames from Stryker, respectively. During those same periods, we sold approximately $313,000, $246,000 and $220,000 of therapeutic surfaces to Stryker, respectively.

        C. Thomas Smith became a member of our board of directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC. Novation is a GPO with which we have had major supply contracts since the 1980s. During fiscal 2004, 2003 and 2002, respectively, we received approximately $145.3 million, $128.7 million and $113.1 million in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

NOTE 19.    Subsequent Event

        On February 3, 2005, we made a voluntary prepayment of $25.0 million on our senior credit facility.

NOTE 20.    Guarantor Condensed Consolidating Financial Statements

        On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013. Of this amount, $97.8 million of the notes remained outstanding as of December 31, 2004.

        The notes are fully and unconditionally guaranteed, jointly and severally, by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. (See Note 6.)

        The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2004 and 2003 and the related condensed consolidating statements of operations and cash flows for each year in the three-year period ended December 31, 2004.

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 2004
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$—	$84,903	$39,463	$—	$124,366
Accounts receivable, net	—	189,013	69,749	(5,940)	252,822
Inventories, net	—	19,523	16,067	—	35,590
Deferred income taxes	—	24,836	—	—	24,836
Prepaid expenses and other current assets	—	8,472	4,924	(100)	13,296

Total current assets	—	326,747	130,203	(6,040)	450,910
Net property, plant and equipment	—	120,729	72,440	(10,094)	183,075
Loan and preferred stock issuance costs, net	—	11,937	—	—	11,937
Deferred income taxes	—	2,402	5,511	—	7,913
Goodwill	—	39,779	9,590	—	49,369
Other assets, net	—	29,117	11,456	(11,312)	29,261
Intercompany investments and advances	50,814	480,786	30,931	(562,531)	—

	$50,814	$1,011,497	$260,131	$(589,977)	$732,465

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$—	$31,203	$12,043	$—	$43,246
Accrued expenses and other	14	113,672	36,430	—	150,116
Current installments of long-term debt	—	2,803	—	—	2,803
Current installments of capital lease obligations	—	—	201	—	201
Intercompany payables	—	3,729	12,305	(16,034)	—
Income taxes payable	—	20,921	—	(100)	20,821

Total current liabilities	14	172,328	60,979	(16,134)	217,187
Long-term debt, net of current installments	—	442,943	—	—	442,943
Capital lease obligations, net of current installments	—	—	239	—	239
Intercompany payables, noncurrent	—	(28,444)	28,444	—	—
Deferred income taxes	—	13,170	—	—	13,170
Deferred gain, sale of headquarters facility	—	8,112	—	—	8,112
Other noncurrent liabilities	—	11,325	—	(11,312)	13

	14	619,434	89,662	(27,446)	681,664
Shareholders' equity	50,800	392,063	170,469	(562,531)	50,801

	$50,814	$1,011,497	$260,131	$(589,977)	$732,465

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Balance Sheet
December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Assets:
Current assets:
Cash and cash equivalents	$—	$129,695	$26,369	$—	$156,064
Accounts receivable, net	—	153,199	49,903	(3,164)	199,938
Inventories, net	—	17,114	15,139	—	32,253
Deferred income taxes	—	22,749	—	—	22,749
Prepaid expenses and other current assets	—	9,594	3,926	(1,709)	11,811

Total current assets	—	332,351	95,337	(4,873)	422,815
Net property, plant and equipment	—	103,555	55,924	(14,271)	145,208
Loan and preferred stock issuance costs, net	—	19,779	—	—	19,779
Deferred income taxes	—	2,227	—	—	2,227
Goodwill	—	39,785	9,012	—	48,797
Other assets, net	—	28,049	17,683	(17,235)	28,497
Intercompany investments and advances	(245,401)	642,737	15,333	(412,669)	—

	$(245,401)	$1,168,483	$193,289	$(449,048)	$667,323

Liabilities and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$—	$24,690	$9,696	$—	$34,386
Accrued expenses and other	134	91,670	23,250	—	115,054
Current installments of long-term debt	—	4,800	—	—	4,800
Current installments of capital lease obligations	—	75	1,501	—	1,576
Intercompany payables	—	22,136	—	(22,136)	—
Income taxes payable	—	36,803	2,600	—	39,403

Total current liabilities	134	180,174	37,047	(22,136)	195,219
Long-term debt, net of current installments	—	678,100	—	—	678,100
Capital lease obligations, net of current installments	—	—	1,351	—	1,351
Intercompany payables, noncurrent	—	(21,500)	21,500	—	—
Deferred income taxes	—	31,065	—	(2,272)	28,793
Deferred gain, sale of headquarters facility	—	9,183	—	—	9,183
Other noncurrent liabilities	—	15,175	—	(14,963)	212

	134	892,197	59,898	(39,371)	912,858
Series A convertible preferred stock	261,719	—	—	—	261,719
Shareholders' equity (deficit)	(507,254)	276,286	133,391	(409,677)	(507,254)

	$(245,401)	$1,168,483	$193,289	$(449,048)	$667,323

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the twelve months ended December 31, 2004
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$567,320	$159,463	$—	$726,783
Sales	—	201,103	91,299	(26,549)	265,853

Total revenue	—	768,423	250,762	(26,549)	992,636
Rental expenses	—	295,495	161,799	—	457,294
Cost of goods sold	—	59,367	22,320	(10,907)	70,780

Gross profit	—	413,561	66,643	(15,642)	464,562
Selling, general and administrative expenses	—	197,397	30,221	(4,166)	223,452
Research and development expenses	—	27,342	3,970	—	31,312
Initial public offering expenses	19,584	252	—	—	19,836
Secondary offering expenses	2,219	—	—	—	2,219

Operating earnings (loss)	(21,803)	188,570	32,452	(11,476)	187,743
Interest income	—	873	260	—	1,133
Interest expense	—	(44,635)	(2,132)	2,132	(44,635)
Foreign currency gain	—	—	5,353	—	5,353

Earnings (loss) before income taxes (benefit) and equity in earning of subsidiaries	(21,803)	144,808	35,933	(9,344)	149,594
Income taxes (benefit)	(8,540)	59,717	5,246	(3,317)	53,106

Earnings (loss) before equity in earnings of subsidiaries	(13,263)	85,091	30,687	(6,027)	96,488
Equity in earnings of subsidiaries	109,751	30,687	—	(140,438)	—

Net earnings	$96,488	$115,778	$30,687	$(146,465)	$96,488
Series A convertible preferred stock dividends	(65,604)	—	—	—	(65,604)

Net earnings available to common shareholders	$30,884	$115,778	$30,687	$(146,465)	$30,884

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$460,204	$122,597	$—	$582,801
Sales	—	156,761	66,854	(42,580)	181,035

Total revenue	—	616,965	189,451	(42,580)	763,836
Rental expenses	—	242,565	113,510	—	356,075
Cost of goods sold	—	59,959	21,158	(16,999)	64,118

Gross profit	—	314,441	54,783	(25,581)	343,643
Selling, general and administrative expenses	—	157,202	26,467	(13,055)	170,614
Research and development expenses	—	20,287	2,757	—	23,044
Recapitalization expenses	—	70,085	—	—	70,085
Litigation settlement (gain)	(75,000)	—	—	—	(75,000)

Operating earnings	75,000	66,867	25,559	(12,526)	154,900
Interest income	—	878	187	—	1,065
Interest expense	—	(52,098)	(2,867)	2,867	(52,098)
Foreign currency gain	—	—	7,566	—	7,566

Earnings before income taxes and equity in earnings of subsidiaries	75,000	15,647	30,445	(9,659)	111,433
Income taxes	28,125	8,572	8,713	(3,623)	41,787

Earnings before equity in earnings of subsidiaries	46,875	7,075	21,732	(6,036)	69,646
Equity in earnings of subsidiaries	22,771	21,732	—	(44,503)	—

Net earnings	$69,646	$28,807	$21,732	$(50,539)	$69,646
Series A convertible preferred stock dividends	(9,496)	—	—	—	(9,496)

Net earnings available to common shareholders	$60,150	$28,807	$21,732	$(50,539)	$60,150

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Earnings
For the year ended December 31, 2002
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Revenue:
Rental	$—	$365,782	$87,279	$—	$453,061
Sales	—	107,164	44,828	(24,621)	127,371

Total revenue	—	472,946	132,107	(24,621)	580,432
Rental expenses	—	198,828	77,648	—	276,476
Cost of goods sold	—	49,387	16,514	(14,077)	51,824

Gross profit	—	224,731	37,945	(10,544)	252,132
Selling, general and administrative expenses	—	113,055	10,909	—	123,964
Research and development expenses	—	16,475	2,274	—	18,749
Litigation settlement (gain)	(173,250)	—	—	—	(173,250)

Operating earnings	173,250	95,201	24,762	(10,544)	282,669
Interest income	—	294	202	—	496
Interest (expense) benefit	—	(40,943)	1,702	(1,702)	(40,943)
Foreign currency gain	—	3,555	380	—	3,935

Earnings before income taxes and equity in earnings of subsidiaries	173,250	58,107	27,046	(12,246)	246,157
Income taxes	66,838	22,682	11,257	(4,776)	96,001

Earnings before equity in earnings of subsidiaries	106,412	35,425	15,789	(7,470)	150,156
Equity in earnings of subsidiaries	43,744	15,790	—	(59,534)	—

Net earnings	$150,156	$51,215	$15,789	$(67,004)	$150,156

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2004
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$96,488	$115,778	$30,687	$(146,465)	$96,488
Adjustments to reconcile net earnings to net cash provided by operating activities	(40,172)	(17,791)	5,983	143,364	91,384

Net cash provided by operating activities	56,316	97,987	36,670	(3,101)	187,872

Cash flows from investing activities:
Additions to property, plant and equipment	—	(63,581)	(29,649)	—	(93,230)
Increase in inventory to be converted into equipment for short-term rental	—	(100)	—	—	(100)
Dispositions of property, plant and equipment	—	1,279	703	—	1,982
Business acquisitions, net of cash acquired	—	—	(1,247)	—	(1,247)
Decrease (increase) in other assets	—	(2,826)	6,176	(5,923)	(2,573)

Net cash used by investing activities	—	(65,228)	(24,017)	(5,923)	(95,168)

Cash flows from financing activities:
Repayments of notes payable, long-term capital lease and other obligations	—	(237,229)	(307)	—	(237,536)
Proceeds from exercise of stock options	15,352	—	—	—	15,352
Proceeds from stock purchased in ESPP	1,815	—	—	—	1,815
Proceeds from issuance of common stock in IPO	105,000	—	—	—	105,000
IPO stock issuance costs	(10,604)	—	—	—	(10,604)
Proceeds (payments) on intercompany investments and advances	(179,010)	163,380	216	15,414	—
Other	11,131	(3,702)	532	(7,961)	—

Net cash provided (used) by financing activities	(56,316)	(77,551)	441	7,453	(125,973)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,571	1,571

Net increase (decrease) in cash and cash equivalents	—	(44,792)	13,094	—	(31,698)
Cash and cash equivalents, beginning of year	—	129,695	26,369	—	156,064

Cash and cash equivalents, end of year	$—	$84,903	$39,463	$—	$124,366

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2003
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$69,646	$28,807	$21,732	$(50,539)	$69,646
Adjustments to reconcile net earnings to net cash provided by operating activities	84,187	76,739	10,889	38,745	210,560

Net cash provided by operating activities	153,833	105,546	32,621	(11,794)	280,206

Cash flows from investing activities:
Additions to property, plant and equipment	—	(39,814)	(36,596)	134	(76,276)
Decrease in inventory to be converted into equipment for short-term rental	—	2,100	—	—	2,100
Dispositions of property, plant and equipment	—	678	2,897	—	3,575
Business acquisitions, net of cash acquired	—	(2,224)	—	—	(2,224)
Decrease (increase) in other assets	—	2,752	1,185	(4,265)	(328)

Net cash used by investing activities	—	(36,508)	(32,514)	(4,131)	(73,153)

Cash flows from financing activities:
Proceeds from (repayments of) notes payable, long-term, capital lease and other obligations	—	(117,481)	2,832	—	(114,649)
Proceeds from exercise of stock options	1,725	—	—	—	1,725
Payoff of long-term debt and bonds	—	(408,226)	—	—	(408,226)
Proceeds from issuance of new debt and bonds	—	685,000	—	—	685,000
Proceeds from issuance of preferred stock, net	258,017	—	—	—	258,017
Purchase of common stock	(509,597)	—	—	—	(509,597)
Debt and preferred stock issuance costs	—	(20,729)	—	—	(20,729)
Proceeds (payments) on intercompany investments and advances	81,413	(120,174)	8,113	30,648	—
Other	14,609	1,082	2,017	(17,708)	—

Net cash provided (used) by financing activities	(153,833)	19,472	12,962	12,940	(108,459)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,985	2,985

Net increase in cash and cash equivalents	—	88,510	13,069	—	101,579
Cash and cash equivalents, beginning of year	—	41,185	13,300	—	54,485

Cash and cash equivalents, end of year	$—	$129,695	$26,369	$—	$156,064

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the year ended December 31, 2002
(in thousands)

	Kinetic Concepts, Inc. Parent Company Borrower	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Reclassifications and Eliminations	Kinetic Concepts, Inc. and Subsidiaries
Cash flows from operating activities:
Net earnings	$150,156	$51,215	$15,789	$(67,004)	$150,156
Noncash gain on litigation settlement	(173,250)	—	—	—	(173,250)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities	22,866	3,991	8,638	63,853	99,348

Net cash provided (used) by operating activities	(228)	55,206	24,427	(3,151)	76,254

Cash flows from investing activities:
Additions to property, plant and equipment	—	(31,957)	(24,499)	1,910	(54,546)
Increase in inventory to be converted into equipment for short-term rental	—	(300)	—	—	(300)
Dispositions of property, plant and equipment	—	365	1,338	—	1,703
Proceeds from sale of headquarters facilities	—	18,232	—	—	18,232
Business acquisitions, net of cash acquired	—	—	(3,596)	—	(3,596)
Decrease (increase) in other assets	—	(2,672)	2,152	—	(520)

Net cash used by investing activities	—	(16,332)	(24,605)	1,910	(39,027)

Cash flows from financing activities:
Proceeds from notes payable, long-term, capital lease and other obligations	—	16,071	20	—	16,091
Proceeds from exercise of stock options	9	—	—	—	9
Proceeds (payments) on intercompany investments and advances	(5,506)	(8,994)	872	13,628	—
Other	5,725	(4,766)	7,285	(8,244)	—

Net cash provided by financing activities	228	2,311	8,177	5,384	16,100

Effect of exchange rate changes on cash and cash equivalents	—	—	—	959	959

Net increase in cash and cash equivalents	—	41,185	7,999	5,102	54,286
Cash and cash equivalents, beginning of year	—	—	5,301	(5,102)	199

Cash and cash equivalents, end of year	$—	$41,185	$13,300	$—	$54,485

Schedule II

KINETIC CONCEPTS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Three Years ended December 31, 2004

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/02 Balance at End of Period
Allowance for doubtful accounts	$30,531	$7,623	$11,677	(1)	$9,260	$40,571

Inventory reserve	$1,212	$3,960	$—		$2,207	$2,965

Deferred tax asset valuation allowance	$663	$—	$990		$47	$1,606

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/03 Balance at End of Period
Allowance for doubtful accounts	$40,571	$6,702	$16,554	(1)	$14,129	$49,698

Inventory reserve	$2,965	$6,011	$—		$2,896	$6,080

Deferred tax asset valuation allowance	$1,606	$—	$860		$—	$2,466

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	12/31/04 Balance at End of Period
Allowance for doubtful accounts	$49,698	$12,346	$27,283	(1)	$36,331	$52,996

Inventory reserve	$6,080	$1,915	$—		$1,326	$6,669

Deferred tax asset valuation allowance	$2,466	$—	$4,422		$—	$6,888

(1)
Additions to the allowance for doubtful accounts charged to other accounts include reserves established directly against revenue to allow for uncollectible items where collectibility is not reasonably assured in accordance with the provisions of Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

        We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders' equity (deficit) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of KCI's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP Ernst & Young LLP

San Antonio, Texas
January 19, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated in this Item 10, by reference are those portions of the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2004 appearing under the caption "Directors and Executive Officers of the Registrant."

        Our Code of Ethics for Chief Executive and Senior Financial Officers, along with our Directors' Code of Business Conduct and Ethics, and our Officers' and Employees' Corporate Code of Conduct and Ethics can be found on our website at www.kci1.com under the tab entitled "Corporate Governance—Codes of Conduct" on the Investor Relations page. We have adopted Corporate Governance Guidelines which can be found on our website under the tab entitled "Corporate Governance—Governance Guidelines" on the Investor Relations page. We intend to satisfy the disclosure requirements under Item 10 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

        Information about our board committees, including our Audit and Compliance Committee, Compensation Committee and Director Affairs Committee, as well as the respective charters for our board committees, can also be found on our website under the tab entitled "Corporate Governance—Committee Composition and Charters" on the Investor Relations page. Shareholders may request a copy of the above referenced codes and charters, at no cost, from Investor Relations, Kinetic Concepts, Inc., 8023 Vantage Drive, San Antonio, Texas 78230.

        Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he is not aware of any violations by us of the NYSE corporate governance listing standards. Our Chief Executive Officer intends to timely provide the NYSE with the CEO's Annual Certification and we will make this certification available on our website, www.kci1.com, as soon as reasonably practicable after filing with the NYSE.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated in this Item 11, by reference, is that portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDER MATTERS

        Incorporated in this Item 12, by reference is that portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated in this Item 13, by reference, is that portion of the Company's definitive Proxy Statement appearing under the caption "Certain Relationships and Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated in this Item 14, by reference, is that portion of the Company's definitive Proxy Statement appearing under the caption "Principal Accounting Fees and Services."

PART IV—FINANCIAL INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)    The following documents are filed as part of this Annual Report:

    1.    Financial Statements

      The following consolidated financial statements are filed as a part of this report:

        Consolidated Balance Sheets as of December 31, 2004 and 2003

        Consolidated Statements of Earnings for the three years ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Cash Flows for the three years ended December 31, 2004, 2003 and 2002

        Consolidated Statements of Shareholders' Deficit for the three years ended December 31, 2004, 2003 and 2002

        Notes to Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm

    2.    Financial Statement Schedules

      The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2004 is filed as part of this Annual Report:

        Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2004, 2003 and 2002

          All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

  (b)    Exhibits

      The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.2	Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.3	Third Amended and Restated By-laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S-4, filed on September 29, 2003).
4.2	Form of Series B 7 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).

4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S-4, filed on September 29, 2003).
10.2	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S-4, filed on September 29, 2003).
10.3	Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S-4, filed on September 29, 2003).
10.4	Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 on Form S-4, filed on September 29, 2003).
10.5	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8- K, filed on January 27, 2005).
10.6	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.7	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
10.8	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.10	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.11	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.12	Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.13	Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S-4, filed on September 29, 2003).
†10.14	Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

†10.15	License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).
10.16	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S-4, as amended on December 31, 2003).
10.17	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S-1, filed on February 20, 2004, as amended).
10.18	Form of Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 23, 2004).
10.19	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.20	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.21	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
10.22	Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2004).
10.23	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004)
10.24	Form of Restricted Stock Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*21.1	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP.
*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated February 22, 2005
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated February 22, 2005
*32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 22, 2005

*
Filed herewith.

†
Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on February 16, 2005.

KINETIC CONCEPTS, INC.
By:	/s/ RONALD W. DOLLENS Ronald W. Dollens Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RONALD W. DOLLENS RONALD W. DOLLENS	Chairman of the Board of Directors	February 16, 2005
/s/ DENNERT O. WARE DENNERT O. WARE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2005
/s/ MARTIN J. LANDON MARTIN J. LANDON	Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 22, 2005
/s/ JAMES R. LEININGER, M.D. JAMES R. LEININGER, M.D.	Director, Chairman Emeritus	February 22, 2005
/s/ JOHN P. BYRNES JOHN P. BYRNES	Director	February 16, 2005
/s/ HARRY R. JACOBSON HARRY R. JACOBSON	Director	February 15, 2005
/s/ DAVID J. SIMPSON DAVID J. SIMPSON	Director	February 22, 2005

/s/ C. THOMAS SMITH C. THOMAS SMITH	Director	February 22, 2005
/s/ N. COLIN LIND N. COLIN LIND	Director	February 14, 2005
/s/ DONALD E. STEEN DONALD E. STEEN	Director	February 22, 2005

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.2	Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.3	Third Amended and Restated By-laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S-4, filed on September 29, 2003).
4.2	Form of Series B 7 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S-4, filed on September 29, 2003).
10.2	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S-4, filed on September 29, 2003).
10.3
Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S-4, filed on September 29, 2003).
10.4
Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non-Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 on Form S-4, filed on September 29, 2003).
10.5	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8- K, filed on January 27, 2005).
10.6	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.7	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
10.8	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997).
10.9	Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000).
10.10	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.11	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10-K/A, dated December 31, 1994).
10.12	Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.13
Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S-4, filed on September 29, 2003).
†10.14
Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).
†10.15
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).
10.16	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S-4, as amended on December 31, 2003).
10.17	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S-1, filed on February 20, 2004, as amended).
10.18	Form of Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 23, 2004).
10.19	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.20	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.21	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
10.22	Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 15, 2004).
10.23	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004)
10.24	Form of Restricted Stock Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*21.1	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP.

*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated February 22, 2005
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated February 22, 2005
*32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 22, 2005

*
Filed herewith.

†
Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.