Form 10-Q
period 2005-03-31
KINETIC CONCEPTS INC /TX/
filed 2005-05-03
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 001-09913

KINETIC CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.)

8023 Vantage Drive San Antonio, Texas	78230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (210) 524-9000

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

Common Stock:  69,201,939 shares as of April 29, 2005

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis™, AtmosAir®, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep® Select™, FirstStep® Select™ Heavy Duty, FluidAir Elite®, FluidAir® II, KCI®, KinAir® III, KinAir® IV, KinAir MedSurg®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C. ®, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C.® ATS , V.A.C. Freedom®, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C. Instill®.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward‑looking statements are based on our current expectations and projections about future events. Discussions containing forward‑looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward‑looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

        -  projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

        -  the plans, strategies and objectives of management for future operations;

        -  future economic conditions or performance;

        -  implementing our business strategy;

        -  attracting and retaining customers;

        -  obtaining and expanding market acceptance of the products and services we offer;

        -  competition in our market;

        -  the expected outcome of pending litigation;

        -  trends in the rental and sales product mix and from lower‑therapy products to capital purchases;

        -  future demand for V.A.C. systems;

        -  productivity of our sales force;

        -  expenditures with respect to our therapeutic surfaces business and demand for our bariatric products;

        -  changes in patient demographics; and

        -  any statements of assumptions underlying any of the foregoing.

     These forward‑looking statements are only predictions, not historical facts. These forward‑looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include the fluctuations in our operating results and the possible inability to meet our published revenue, operating margins and net earnings guidance or the expectations of the equity research analysts covering us for future periods; intense and growing competition that we face; our dependence on our intellectual property; our dependence on new technology; the clinical efficacy of V.A.C. therapy relative to alternate devices or therapies; and third party reimbursement policies and collections. You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward‑looking statements are made as of the date of this report. KCI disclaims any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 74,224	$ 124,366
Accounts receivable, net	253,143	252,822
Inventories, net	33,562	35,590
Deferred income taxes	25,953	24,836
Prepaid expenses and other current assets	17,912	13,296
	_______	_______
Total current assets	404,794	450,910

Net property, plant and equipment	177,754	183,075
Loan and preferred stock issuance costs, less accumulated amortization
of $10,142 in 2005 and $8,317 in 2004	10,113	11,937
Deferred income taxes	8,950	7,913
Goodwill	49,369	49,369
Other assets, less accumulated amortization of $8,863 in 2005 and $8,748 in 2004	29,390	29,261
	_______	_______
	$ 680,370	$ 732,465
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 39,483	$ 43,246
Accrued expenses and other	121,351	150,317
Current installments of long-term debt	2,925	2,803
Income taxes payable	31,271	20,821
	_______	_______
Total current liabilities	195,030	217,187

Long-term debt, net of current installments	367,821	442,943
Deferred income taxes	15,328	13,170
Other noncurrent liabilities	8,104	8,364
	_______	_______
	586,283	681,664
Shareholders' equity:
Common stock; authorized 225,000 at March 31, 2005 and
December 31, 2004; issued and outstanding 69,089 at March 31, 2005
and 68,694 at December 31, 2004	69	69
Preferred stock; authorized 50,000 at March 31, 2005 and December 31, 2004;
issued and outstanding 0 at March 31, 2005 and December 31, 2004	-	-
Additional paid-in capital	527,777	517,354
Deferred compensation	(1,631)	(1,906)
Retained deficit	(450,896)	(488,071)
Accumulated other comprehensive income	18,768	23,355
	_______	_______
Shareholders' equity	94,087	50,801
	_______	_______
	$ 680,370	$ 732,465
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue:
Rental	$ 195,936	$ 165,908
Sales	84,036	58,926
	_______	_______
Total revenue	279,972	224,834

Rental expenses	127,111	103,739
Cost of goods sold	20,781	16,768
	_______	_______

Gross profit	132,080	104,327

Selling, general and administrative expenses	60,156	50,209
Research and development expenses	6,210	7,119
Initial public offering expenses	-	19,534
	_______	_______
Operating earnings	65,714	27,465

Interest income	520	371
Interest expense	(7,460)	(18,844)
Foreign currency loss	(2,018)	(464)
	_______	_______
Earnings before income taxes	56,756	8,528

Income taxes	19,581	3,070
	_______	_______
Net earnings	$ 37,175	$ 5,458

Series A convertible preferred stock dividends	-	(65,604)
	_______	_______
Net earnings (loss) available to common shareholders	$ 37,175	$ (60,146)
	_______	_______
Net earnings (loss) per share available to common shareholders:
Basic	$ 0.54	$ (1.19)
	_______	_______
Diluted	$ 0.51	$ (1.19)
	_______	_______
Weighted average shares outstanding:
Basic	68,822	50,332
	_______	_______
Diluted	72,875	50,332
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 37,175	$ 5,458
Adjustments to reconcile net earnings to net cash provided
(used) by operating activities:
Depreciation and amortization	16,911	13,724
Provision for uncollectible accounts receivable	4,203	3,177
Amortization of deferred gain on sale of headquarters facility	(268)	(268)
Write-off of deferred loan issuance costs	1,421	3,342
Non-cash amortization of stock award	274	42
Tax benefit related to exercise of stock options	8,825	3,463
Change in assets and liabilities:
Increase in accounts receivable, net	(4,640)	(3,313)
Decrease in inventories, net	2,001	2,135
Increase in current deferred income taxes, net	(1,117)	(176)
Increase in prepaid expenses and other current assets	(3,483)	(2,608)
Decrease in accounts payable	(3,777)	(3,671)
Decrease in accrued expenses and other	(29,001)	(10,381)
Increase (decrease) in income taxes payable	10,450	(24,611)
Increase in deferred income taxes, net	724	279
Net cash provided (used) by operating activities	39,698	(13,408)
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(14,268)	(20,841)
Increase in inventory to be converted into equipment
for short-term rental	(1,200)	(3,100)
Dispositions of property, plant and equipment	465	395
Increase in other assets	(264)	(408)
Net cash used by investing activities	(15,267)	(23,954)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long-term, capital lease
and other obligations	(75,003)	(121,805)
Proceeds from exercise of stock options	1,598	1,980
Initial public offering of common stock:
Proceeds from issuance of common stock	-	105,000
Stock issuance costs	-	(10,604)
	_______	_______
Net cash used by financing activities	(73,405)	(25,429)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(1,168)	(30)
	_______	_______
Net decrease in cash and cash equivalents	(50,142)	(62,821)
Cash and cash equivalents, beginning of period	124,366	156,064
Cash and cash equivalents, end of period	$ 74,224	$ 93,243
	_______	_______
Cash paid during the three months for:
Interest (1)	$ 3,807	$ 12,794
Income taxes	$ 2,178	$ 3,915
Non-cash activity:
Non-cash consideration for exercise of stock options	$ -	$ 2,136

(1) The 2004 amount includes a bond call premium of $5.3 million related to the IPO.
See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

      The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2005 presentation.

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

Three months ended
March 31,
	2005	2004

Net earnings (loss) available to common shareholders
as reported	$ 37,175	$ (60,146)
	______	______
Pro forma net earnings (loss) available to common shareholders:
Net earnings (loss) available to common
shareholders as reported	$ 37,175	$ (60,146)
Compensation expense under intrinsic method	48	27
Compensation expense under fair value method	(1,009)	(423)
	______	______
Pro forma net earnings (loss) available to common shareholders	$ 36,214	$ (60,542)
	______	______
Net earnings (loss) per share available to common shareholders as reported:
Basic	$ 0.54	$ (1.19)
Diluted	$ 0.51	$ (1.19)

Pro forma net earnings (loss) per share available to common shareholders:
Basic	$ 0.53	$ (1.20)
Diluted	$ 0.50	$ (1.20)

     In December 2004, FASB issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCIhas begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI is also evaluating the use of different valuation models to determine the fair value of stock-based compensation, although no model selection has been made to date.  However, KCI does believe the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used.  If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123R on January 1, 2006 would result in additional compensation expense of approximately $6– $8 million, after taxes, for 2006.

      During the three-month period ended March 31, 2005, we issued approximately 403,000 shares of common stock under our stock-based compensation plans resulting primarily from option exercises.  During the three-month period ended March 31, 2005, we granted approximately 13,000 options to purchase shares of common stock under our stock-based compensation plans.

(c)     Other Significant Accounting Policies

       For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)      2004 INITIAL PUBLIC STOCK OFFERING

      On February 27, 2004, we completed an initial public offering (“IPO”) of our common stock, through which we sold 3.5 million newly‑issued shares and the selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share.  Net proceeds from the IPO to KCI were $94.4 million. The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million.  In March 2004, we wrote off $3.3 million in loan issuance costs associated with the retirement of our debt, which was included in interest expense.

      As part of the IPO, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 of $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into approximately 19.2 million shares of common stock.

(3)      SUPPLEMENTAL BALANCE SHEET DATA

      Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004
Trade accounts receivable:
Facilities/dealers	$ 164,820	$ 155,467

Third-party payers:
Medicare / Medicaid	46,754	46,120
Managed care, insurance and other	98,560	102,496
	_______	_______
	310,134	304,083

Employee and other receivables	1,665	1,735
	_______	_______
	311,799	305,818

Less: Allowance for doubtful accounts	(58,656)	(52,996)
	_______	_______
	$ 253,143	$ 252,822
	_______	_______

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories are comprised of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004

Finished goods	$ 8,300	$ 8,884
Work in process	2,475	2,057
Raw materials, supplies and parts	40,586	40,418
	______	______
	51,361	51,359

Less: Amounts expected to be converted
into equipment for short-term rental	(10,300)	(9,100)
Reserve for excess and obsolete
inventory	(7,499)	(6,669)
	______	______
	$ 33,562	$ 35,590
	______	______

(4)      LONG-TERM OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

      During the first quarter of 2005, we made optional prepayments totaling $75.0 million on our senior credit facility and our remaining outstanding balance as of March 31, 2005 was $272.6 million.  In connection with this prepayment, we wrote off $1.4 million in loan issuance costs.

(5)      EARNINGS (LOSS) PER SHARE

      The following table sets forth the reconciliation from basic to diluted weighted average common shares outstanding and the calculations of net earnings (loss) per common share available to common shareholders.  Net earnings (loss) per share available to common shareholders was calculated using the weighted average number of common shares outstanding (dollars in thousands, except per share data).  (See Note 1 (b).)

Three months ended
March 31,
	2005	2004

Net earnings	$ 37,175	$ 5,458
Series A convertible preferred stock dividends	-	(65,604)
	______	______
Net earnings (loss) available to common shareholders	$ 37,175	$ (60,146)
	______	______
Weighted average shares outstanding:
Basic	68,822	50,332
Dilutive potential common shares from stock options (1)	4,053	-
Dilutive potential common shares from preferred stock conversion (1)	-	-
	______	______
Diluted	72,875	50,332
	______	______
Basic net earnings (loss) per common share available to
common shareholders	$ 0.54	$ (1.19)
	______	______
Diluted net earnings (loss) per common share available to
common shareholders	$ 0.51	$ (1.19)
	______	______

(1) Due to their antidilutive effect, 5,935 dilutive potential common shares from stock options and 12,026 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the three-month period ended
      March 31, 2004.

(6)      OTHER COMPREHENSIVE INCOME

      KCI follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the three months ended March 31, 2005 and 2004 was $32.6 million and $3.4 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment totaling $5.3 million and approximately $795,000 for the first quarter of 2005 and 2004, respectively.

(7)      COMMITMENTS AND CONTINGENCIES

      We are party to a number of legal proceedings for which provisions have been made, where necessary, in our financial statements to cover estimated costs.  For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Part I.  Item 3. Legal Proceedings.”

      On February 22, 2005, the Federal Magistrate in the Novamedix case issued a Clarification Order which clarified the Supplemental Memorandum and Recommendation previously issued by the Magistrate.  In essence, the Clarification Order broadens the claim construction of the Novamedix patents contained in the Memorandum.  The Supplemental Memorandum and Recommendation and the Clarification Order are subject to the approval of the Federal District Court Judge in the case.  Although it is not possible to reliably predict the outcome of the litigation, we believe our defenses to Novamedix’s claims are meritorious.

      Other than commitments for new product inventory, including disposable "for sale" products of $12.5 million, we have no material long-term capital commitments.

(8)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of V.A.C. systems and therapeutic surfaces throughout the United States and in 16 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

      We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  No discrete financial information is available for our product lines other than revenue.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as earnings before interest income or expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Prior years have been made to conform with the current presentation.

      Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2005	2004
Revenue:
USA
V.A.C.	$ 151,563	$ 121,589
Therapeutic surfaces/other	45,962	48,352
	_______	_______
Subtotal - USA	197,525	169,941

International
V.A.C.	45,939	26,721
Therapeutic surfaces/other	36,508	28,172
	_______	_______
Subtotal - International	82,447	54,893
	_______	_______
	$ 279,972	$ 224,834
	_______	_______

Operating earnings:
USA	$ 69,098	$ 60,163
International	15,212	6,739
Initial public offering expenses	-	(19,534)

Other (1):
Executive	(1,109)	(4,596)
Finance	(8,321)	(5,871)
Manufacturing/Engineering	(785)	(1,591)
Administration	(8,381)	(7,845)
	_______	_______
Total other	(18,596)	(19,903)
	_______	_______
	$ 65,714	$ 27,465
	_______	_______

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Earnings.

(9)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $97.8 million of the notes remained outstanding as of March 31, 2005.  The notes are fully and unconditionally guaranteed, jointly and severally, by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation.  Each of these subsidiaries is a restricted subsidiary as defined in the indenture governing the notes.

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2005 and December 31, 2004 and the related condensed consolidating statements of earnings for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidating statements of cash flows for the three-month periods ended March 31, 2005 and 2004, respectively.

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Balance Sheet
March 31, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 31,924	$ 42,300	$ -	$ 74,224
Accounts receivable, net	-	187,345	81,455	(15,657)	253,143
Inventories, net	-	20,290	13,272	-	33,562
Deferred income taxes	-	25,953	-	-	25,953
Prepaid expenses and other current assets	-	11,529	7,257	(874)	17,912
	_______	_______	_______	_______	_______
Total current assets	-	277,041	144,284	(16,531)	404,794

Net property, plant and equipment	-	120,195	67,653	(10,094)	177,754
Loan and preferred stock issuance costs, net	-	10,113	-	-	10,113
Deferred income taxes	-	3,117	5,833	-	8,950
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	29,270	9,120	(9,000)	29,390
Intercompany investments and advances	94,101	479,176	40,797	(614,074)	-
	______	_________	_______	_______	_______
	$ 94,101	$ 958,691	$ 277,277	$ (649,699)	$ 680,370
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 29,268	$ 10,215	$ -	$ 39,483
Accrued expenses and other	14	88,272	33,065	-	121,351
Current installments of long-term debt	-	2,925	-	-	2,925
Intercompany payables	-	-	29,170	(29,170)	-
Income taxes payable	-	32,145	-	(874)	31,271
	_______	_______	_______	_______	_______
Total current liabilities	14	152,610	72,450	(30,044)	195,030

Long-term debt, net of current installments	-	367,821	-	-	367,821
Intercompany payables, noncurrent	-	(28,031)	28,031	-	-
Deferred income taxes	-	15,328	-	-	15,328
Other noncurrent liabilities	-	16,859	245	(9,000)	8,104
	_______	_______	_______	_______	_______
	14	524,587	100,726	(39,044)	586,283
Shareholders' equity	94,087	434,104	176,551	(610,655)	94,087
	_______	_______	_______	_______	_______
	$ 94,101	$ 958,691	$ 277,277	$ (649,699)	$ 680,370
	_______	_________	_______	_______	_______

.

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Balance Sheet
December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 84,903	$ 39,463	$ -	$ 124,366
Accounts receivable, net	-	189,013	69,749	(5,940)	252,822
Inventories, net	-	19,523	16,067	-	35,590
Deferred income taxes	-	24,836	-	-	24,836
Prepaid expenses and other current assets	-	8,472	4,924	(100)	13,296
	_______	_______	_______	_______	_______
Total current assets	-	326,747	130,203	(6,040)	450,910

Net property, plant and equipment	-	120,729	72,440	(10,094)	183,075
Loan and preferred stock issuance costs, net	-	11,937	-	-	11,937
Deferred income taxes	-	2,402	5,511	-	7,913
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	29,117	11,456	(11,312)	29,261
Intercompany investments and advances	50,814	480,786	30,931	(562,531)	-
	______	_________	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 31,203	$ 12,043	$ -	$ 43,246
Accrued expenses and other	14	113,672	36,631	-	150,317
Current installments of long-term debt	-	2,803	-	-	2,803
Intercompany payables	-	3,729	12,305	(16,034)	-
Income taxes payable	-	20,921	-	(100)	20,821
	_______	_______	_______	_______	_______
Total current liabilities	14	172,328	60,979	(16,134)	217,187

Long-term debt, net of current installments	-	442,943	-	-	442,943
Intercompany payables, noncurrent	-	(28,444)	28,444	-	-
Deferred income taxes	-	13,170	-	-	13,170
Other noncurrent liabilities	-	19,437	239	(11,312)	8,364
	_______	_______	_______	_______	_______
	14	619,434	89,662	(27,446)	681,664
Shareholders' equity	50,800	392,063	170,469	(562,531)	50,801
	_______	_______	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_______	_________	_______	_______	_______

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the three months ended March 31, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 150,640	$ 45,296	$ -	$ 195,936
Sales	-	59,225	37,513	(12,702)	84,036
	______	_______	______	______	_______
Total revenue	-	209,865	82,809	(12,702)	279,972

Rental expenses	-	80,563	46,548	-	127,111
Cost of goods sold	-	15,955	7,824	(2,998)	20,781
	______	_______	______	______	_______
Gross profit	-	113,347	28,437	(9,704)	132,080

Selling, general and administrative
expenses	-	47,999	14,431	(2,274)	60,156
Research and development expenses	-	5,230	980	-	6,210
	______	_______	______	______	_______
Operating earnings	-	60,118	13,026	(7,430)	65,714

Interest income	-	455	495	(430)	520
Interest expense	-	(7,849)	(41)	430	(7,460)
Foreign currency loss	-	-	(2,018)	-	(2,018)
	______	_______	______	______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	52,724	11,462	(7,430)	56,756

Income taxes	-	20,414	1,730	(2,563)	19,581
	______	_______	______	______	_______
Earnings before equity
in earnings of subsidiaries	-	32,310	9,732	(4,867)	37,175
Equity in earnings of subsidiaries	37,175	9,732	-	(46,907)	-
	______	_______	______	______	_______
Net earnings	$ 37,175	$ 42,042	$ 9,732	$ (51,774)	$ 37,175
	______	_______	______	______	______

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the three months ended March 31, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 129,273	$ 36,635	$ -	$ 165,908
Sales	-	46,413	18,910	(6,397)	58,926
	______	_______	______	______	_______
Total revenue	-	175,686	55,545	(6,397)	224,834

Rental expenses	-	68,536	35,203	-	103,739
Cost of goods sold	-	15,196	4,769	(3,197)	16,768
	______	_______	______	______	_______
Gross profit	-	91,954	15,573	(3,200)	104,327

Selling, general and administrative
expenses	-	43,322	6,887	-	50,209
Research and development expenses	-	6,261	858	-	7,119
Initial public offering expenses	19,430	104	-	-	19,534
	______	_______	______	______	_______
Operating earnings (loss)	(19,430)	42,267	7,828	(3,200)	27,465

Interest income	-	324	47	-	371
Interest expense	-	(18,844)	(44)	44	(18,844)
Foreign currency gain (loss)	-	(928)	464	-	(464)
	______	_______	______	______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(19,430)	22,819	8,295	(3,156)	8,528

Income taxes (benefit)	(7,286)	9,359	2,133	(1,136)	3,070
	______	_______	______	______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(12,144)	13,460	6,162	(2,020)	5,458
Equity in earnings of subsidiaries	17,602	6,161	-	(23,763)	-
	______	_______	______	______	_______
Net earnings	$ 5,458	$ 19,621	$ 6,162	$ (25,783)	$ 5,458

Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	______	_______
Net earnings (loss) available to common
shareholders	$ (60,146)	$ 19,621	$ 6,162	$ (25,783)	$ (60,146)
	______	_______	______	______	_______

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Statement of Cash Flows
For the three months ended March 31, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 37,175	$ 42,042	$ 9,732	$ (51,774)	$ 37,175
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(28,076)	(14,604)	(11,421)	56,624	2,523
	_______	_______	______	______	_______
Net cash provided (used) by operating activities	9,099	27,438	(1,689)	4,850	39,698
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(8,861)	(5,407)	-	(14,268)
Increase in inventory to be converted into
equipment for short-term rental	-	(1,200)	-	-	(1,200)
Dispositions of property, plant and
equipment	-	120	345	-	465
Decrease (increase) in other assets	-	(816)	2,863	(2,311)	(264)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(10,757)	(2,199)	(2,311)	(15,267)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(75,000)	(3)	-	(75,003)
Proceeds from exercise of stock options	1,598	-	-	-	1,598
Proceeds (payments) on intercompany
investments and advances	(6,386)	6,150	6,426	(6,190)	-
Other	(4,311)	(810)	302	4,819	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(9,099)	(69,660)	6,725	(1,371)	(73,405)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(1,168)	(1,168)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(52,979)	2,837	-	(50,142)
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 31,924	$ 42,300	$ -	$ 74,224
	_______	_______	______	______	_______

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Statement of Cash Flows
For the three months ended March 31, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 5,458	$ 19,621	$ 6,162	$ (25,783)	$ 5,458
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(14,217)	(27,168)	(2,672)	25,191	(18,866)
	_______	_______	______	______	_______
Net cash provided (used) by operating activities	(8,759)	(7,547)	3,490	(592)	(13,408)
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(23,655)	6,570	(3,756)	(20,841)
Increase in inventory to be converted into
equipment for short-term rental	-	(3,100)	-	-	(3,100)
Dispositions of property, plant and
equipment	-	129	266	-	395
Increase in other assets	-	(244)	(254)	90	(408)
	_______	_______	______	______	_______
Net cash provided (used) by investing activities	-	(26,870)	6,582	(3,666)	(23,954)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term,
capital lease and other obligations	-	(121,791)	(14)	-	(121,805)
Proceeds from exercise of stock options	1,980	-	-	-	1,980
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-	-	-	105,000
Stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds (payments) on intercompany
investments and advances	(85,809)	74,910	13,231	(2,332)	-
Other	(1,808)	14,483	(19,295)	6,620	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	8,759	(32,398)	(6,078)	4,288	(25,429)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(30)	(30)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(66,815)	3,994	-	(62,821)
Cash and cash equivalents,
beginning of period	-	129,695	26,369	-	156,064
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 62,880	$ 30,363	$ -	$ 93,243
	_______	_______	_______	_______	_______

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

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can significantly improve clinical outcomes while reducing the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to help promote wound healing and to reduce the cost of treating patients with difficult‑to‑treat wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications associated with immobility and obesity, such as pressure sores and pneumonia.

      We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International. Operations in the United States accounted for approximately 71% of our revenue for the three months ended March 31, 2005.

      We derive our revenue from both rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the three months ended March 31, 2005, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated from the acute care setting.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 71% of total revenue for the three months ended March 31, 2005, up from 66% for the same period in 2004.  Over the past four years, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the holidays.  We believe the seasonal slowdown was further impacted by substantial increases in our sales force during the fourth quarter of 2004, which had a negative impact on productivity in the fourth quarter of 2004 and the first quarter of 2005.  We do not know if our historical experience will prove to be indicative of future periods.

      We believe that the key factors underlying V.A.C. growth over the past year have been:

             -  Improving V.A.C. acceptance among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

             -  Market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy.  Recent advances include the use of V.A.C. in open abdominal wounds, dehisced sternal wounds, infected wounds and for the instillation of wound treatment fluids.

             -  Strengthening our contractual relationships with third-party payers.

      We continue to focus our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians who serve the largest number of wound care patients. Over time, we have added new specialties as awareness in our initial priority groups begin to approach appropriate levels.  In order to meet our goals of increasing physician awareness, we increased our sales force by approximately 290 employees in fiscal year 2004 and 62 employees in the first quarter of 2005.

      Continuous enhancements in product portfolio and market positioning are also important to our continued growth and market penetration.  We believe our advanced technology systems have significantly increased customer acceptance and the perceived value of V.A.C. therapy.  We also benefit from our dressing systems that are designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

      At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

      Our other major product line, therapeutic surfaces, has continued to grow modestly internationally, while remaining flat in the U.S.   Therapeutic surfaces revenue accounted for approximately $82.5 million in revenue in the first three months of 2005, up from $76.5 million in the prior-year period.

Recent Developments

      During the first quarter of 2005, we made optional debt prepayments totaling $75.0 million on our senior credit facility and wrote off $1.4 million in capitalized loan issuance costs.  As of March 31, 2005, the outstanding balances on our senior credit facility and our 7 3/8% Senior Subordinated Notes due 2013 were $272.6 million and $97.8 million, respectively.

Results of Operations

      The following table sets forth, for the first quarter of 2005 and 2004, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing the first quarter of 2005 to the first quarter of 2004:

	Three months ended March 31,
	Revenue Relationship		%
	2005	2004	Change
Revenue:
Rental	70%	74%	18.1%
Sales	30	26	42.6
	___	___
Total revenue	100	100	24.5

Rental expenses	46	47	22.5
Cost of goods sold	7	7	23.9
	___	___
Gross profit	47	46	26.6

Selling, general and administrative expenses	21	22	19.8
Research and development expenses	2	3	(12.8)
Initial public offering expenses	-	9	-
	___	___
Operating earnings	24	12	139.3

Interest income	-	-	40.2
Interest expense	(3)	(8)	(60.4)
Foreign currency loss	(1)	-	334.9
	___	___
Earnings before income taxes	20	4	565.5

Income taxes	7	2	537.8
	___	___
Net earnings	13%	2%	581.1%
	___	___

       The following table sets forth, for the periods indicated, total revenue for advanced wound systems and therapeutic surfaces and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended March 31,
			%
	2005	2004	Change
Total Revenue:
V.A.C.
Rental	$ 132,776	$ 103,281	28.6%
Sales	64,726	45,029	43.7
	_______	_______
Total V.A.C.	197,502	148,310	33.2

Therapeutic surfaces/other
Rental	63,160	62,627	0.9
Sales	19,310	13,897	39.0
	_______	_______
Total therapeutic surfaces/other	82,470	76,524	7.8

Total rental revenue	195,936	165,908	18.1
Total sales revenue	84,036	58,926	42.6
	_______	_______
Total Revenue	$ 279,972	$ 224,834	24.5%
	_______	_______
USA Revenue:
V.A.C.
Rental	$ 112,149	$ 89,907	24.7%
Sales	39,414	31,682	24.4
	_______	_______
Total V.A.C.	151,563	121,589	24.7

Therapeutic surfaces/other
Rental	38,957	39,801	(2.1)
Sales	7,005	8,551	(18.1)
	_______	_______
Total therapeutic surfaces/other	45,962	48,352	(4.9)

Total USA rental	151,106	129,708	16.5
Total USA sales	46,419	40,233	15.4
	_______	_______
Total – USA Revenue	$ 197,525	$ 169,941	16.2%
	_______	_______
International Revenue:
V.A.C.
Rental	$ 20,627	$ 13,374	54.2%
Sales	25,312	13,347	89.6
	_______	_______
Total V.A.C.	45,939	26,721	71.9

Therapeutic surfaces/other
Rental	24,203	22,826	6.0
Sales	12,305	5,346	130.2
	_______	_______
Total therapeutic surfaces/other	36,508	28,172	29.6

Total International rental	44,830	36,200	23.8
Total International sales	37,617	18,693	101.2
	_______	_______
Total – International Revenue	$ 82,447	$ 54,893	50.2%
	_______	_______

     Total Revenue.  Total revenue for the first quarter of 2005 was $280.0 million, an increase of $55.1 million, or 24.5%, from the prior-year period.  The growth in total revenue was primarily due to increased rental and sales volumes for V.A.C. wound healing devices and related disposables. Foreign currency exchange movements accounted for 2.2% of the increase in total revenue from the prior-year period.  V.A.C. revenue in the first quarter of 2005 was $197.5 million, an increase of $49.2 million, or 33.2%, from the prior-year period.  The growth in V.A.C. revenue was attributable to the increased worldwide availability of the V.A.C.ATS and V.A.C. Freedom, increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.

Domestic Revenue.

      Total domestic revenue was $197.5 million for the first quarter of 2005, representing an increase of 16.2% as compared to the prior-year period.  Total domestic V.A.C. revenue was $151.6 million for the first quarter of 2005, representing an increase of 24.7% as compared to the prior-year period.  Domestic V.A.C. rental revenue of $112.1 million for the first quarter of 2005increased $22.2 million, or 24.7%, due to a 28.1% increase in average units on rent as compared to the prior-year period.  The unit increase was partially offset by a 1.5% decline in the average V.A.C. rental pricing during the first quarter of 2005, partially attributable to moving non-contracted payers in the home care market to contracted pricing.  Domestic V.A.C. sales revenue of $39.4 million in the first quarter of 2005 increased $7.7 million, or 24.4%, from the prior-year period. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals and a shift in pricing methodology for managed care organizations away from all-inclusive pricing.

     Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.  In this regard, we experienced a similar seasonal slowing of our growth of V.A.C. revenue beginning in December 2004 and lasting through January 2005.  We believe the seasonal slowdown was further impacted by substantial increases in our sales force during the fourth quarter of 2004, which had a negative impact on productivity in the fourth quarter of 2004 and the first quarter of 2005.  We do not know if our historical experience will prove to be indicative of future periods.

     Domestic therapeutic surfaces/other revenue was $46.0 million for the first quarter of 2005, a decrease of 4.9% compared to the prior-year period.  For the first quarter of 2005, domestic therapeutic surfaces rental revenue of $39.0 million decreased 2.1%, as compared to the prior-year period, primarily due to a 1.3% average daily rental price decrease resulting from product mix changes due to a less severe flu season.  The average number of units on rent was essentially flat as compared to the prior-year period.

International Revenue.

     Total international revenue was $82.4 million for the first quarter of 2005, representing an increase of 50.2% from the prior-year period as a result of increased V.A.C. demand, a $7.7 million government-funded sale in Canada and favorable foreign currency exchange movements.  Favorable foreign currency exchange movements accounted for 9.2% of the year-over-year revenue increase in the first quarter of 2005.

     Total international V.A.C. revenue was $45.9 million in the first quarter of 2005, representing an increase of 71.9% from the prior-year period.  Foreign currency exchange movements favorably impacted international V.A.C. revenue and accounted for 11.1% of the increase from the prior-year period.  International V.A.C. rental revenue of $20.6 million for the first quarter of 2005increased $7.3 million, or 54.2%, due to a 46.6% increase in average units on rent per month together with a 1.2% increase in average rental price due to favorable product mix changes.  International V.A.C. sales revenue of $25.3 million in the first quarter of 2005 increased $12.0 million, or 89.6%, from the prior-year period due to overall increased sales of V.A.C. disposables, a $2.6 million sale of V.A.C. systems and disposables in Canada and increased price realization from the sale of higher therapy disposables.

     International therapeutic surfaces/other revenue was $36.5 million for the first quarter of 2005, representing an increase of $8.3 million, or 29.6%, from the prior-year period.  Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue representing 7.4% of the increase from the prior-year period.  We also completed a $5.1 million sale of therapeutic surfaces in Canada.  The remaining increase was primarily due to a 5.3% increase in the average number of therapeutic surface rental units on rent for the first quarter of 2005 compared to the prior-year period, offset by a 4.6% decline in average rental pricing during the first quarter of 2005.  The decline in average rental price resulted from competitive pressures and changes in product mix.

     Rental Expenses.  Rental, or “field”, expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total rental revenue, were 64.9% in the first quarter of 2005 as compared to 62.5% in the prior-year period.  This increase was due primarily to an increase in our sales force headcount from approximately 1,225 at March 31, 2004 to 1,505 at March 31, 2005.  Additionally, we increased our investment in product marketing which was partially offset by efficiencies recognized in our service model.

     Cost of Goods Sold.  Cost of goods sold were $20.8 million in the first quarter of 2005, representing an increase of 23.9% over the prior-year period.  Sales margins in the first quarter of 2005 increased to 75.3% as compared to 71.5% in the prior-year period. The increased margins were due to favorable changes in our product mix, continued cost reductions resulting from our global supply contract for V.A.C. disposables, the shift away from all-inclusive pricing arrangements with managed care organizations and favorable profit margins on the Canadian sale.

     Gross Profit.  Gross profit was $132.1 million in the first quarter of 2005, representing an increase of 26.6% over the prior-year period due primarily to revenue increasing at a higher rate than expenses.  Gross profit margin in the first quarter of 2005 was 47.2%, up from 46.4% in the prior-year period.  Purchase discounts under our supply agreement with Avail Medical Products, Inc., strong margins on our Canadian sale and efficiency improvements in our service model all contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 21.5% of total revenue in the first quarter of 2005 compared to 22.3% in the prior-year period.  Selling, general and administrative expenses include administrative labor and incentive compensation costs, product licensing expense, insurance costs, professional fees, depreciation and bad debt expense and finance and information systems costs.  Operating efficiencies were realized in claims administration during the period.

     Research and Development Expenses.  Research and development expenses in the first quarter of 2005 were $6.2 million and represented 2.2% of total revenue as compared to 3.2% in the prior-year period.  Clinical spending was consistent as a percentage of revenue as compared to the first quarter 2004.  The decline in research and development spending was due primarily to the termination of one research and development project and the timing of spending on other ongoing research and development projects.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair and new applications of V.A.C. technology.  We anticipate our rate of spending on research and development will increase in future periods.

     Initial Public Offering Expenses.  In the first quarter of 2004, we paid bonuses of $19.3 million, including related payroll taxes, and approximately $260,000 of professional fees and other miscellaneous expenses in connection with our initial public offering, or “IPO”.

     Operating Earnings.  Operating earnings for the first quarter of 2005 increased 139.3%.  Operating margins increased to 23.5% from 12.2% in the prior-year period.  Prior year operating margins were unfavorably impacted by the expenses incurred in connection with our 2004 IPO.

     Interest Expense.  Interest expense in the first quarter of 2005 was $7.5 million compared to $18.8 million in the prior-year period.  Interest expense for the first quarter of 2004included the payment of a bond call premium of $5.3 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $3.3 million of loan issuance costs on debt retired.  The remaining variance of approximately $2.7 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior-year period, partially offset by the write-off of loan issuance costs of $1.4 million associated with the $75.0 million debt prepayment on our senior credit facility in the first quarter of 2005.

     Net Earnings.  Net earnings for the first quarter of 2005 were $37.2 million, an increase of $31.7 million, or 581.1%, from the prior year.  Net earnings in 2004 were unfavorably impacted by the expenses incurred in connection with our IPO.  The effective tax rate for the first quarter of 2005 was 34.5% compared to 36.0% for the prior-year period. The income tax rate reduction was primarily attributable to a higher proportion of taxable income being generated in lower tax jurisdictions.

     Net Earnings (Loss) per Share Available to Common Shareholders.   Diluted net earnings per share available to common shareholders was $0.51 in the first quarter of 2005 compared to a net loss per diluted share of $1.19 in the prior-year period, which was unfavorably impacted by expenses and preferred stock dividends associated with our IPO.

Non-GAAP Financial Information

      Supplementally, we have presented income statement items on a non-GAAP basis to exclude the impact of expenses and the acceleration of the in-kind preferred stock dividends incurred as result of the 2004 IPO.  These non-GAAP financial measures do not replace the presentation of our GAAP financial results. We have provided this supplemental non-GAAP information because it may provide meaningful information regarding our results on a basis that better facilitates comparisons between the periods presented. Management uses this non-GAAP financial information, along with GAAP information, for reviewing the operating results of our business segments and for analyzing potential future business trends. In addition, we believe some investors may use this information in a similar fashion.  A reconciliation of our GAAP income statement for the periods presented to the non-GAAP financial information and a discussion of our results on a comparable basis is provided below.

Three months ended March 31, 2005 compared to three months ended March 31, 2004 (Excluding the Impact of 2004 IPO Related Expenses)

      Operating earnings for the first quarter 2004 were $27.5 million, including $19.5 million in IPO related expenses.  Net earnings for the first quarter 2004 were $5.5 million, including $28.2 million in IPO related expenses ($18.0 million net of taxes).  Net loss available to common shareholders for the first quarter 2004 was $60.1 million, including a $65.6 million in-kind preferred stock dividend associated with the IPO.  Net loss per diluted share for the first quarter of 2004 was $1.19, including the after tax IPO related expenses of $18.0 million and the preferred stock dividend of $65.6 million.

      For the first quarter of 2004, non-GAAP operating earnings and net earnings would have been $47.0 million and $23.5 million, respectively, excluding expenses and dividends associated with the IPO related expenses.  For the first quarter 2004, non-GAAP net earnings per diluted share would have been $0.34 excluding expenses and dividends associated with the IPO.

      Operating earnings for the first quarter 2005 were $65.7 million, an increase of $18.7 million, or 39.8%, from the prior-year period on a non-GAAP basis.  Operating margins for the first quarter of 2005 were 23.5%, up from 20.9% in the prior-year period on a non-GAAP basis.  Net earnings for the first quarter of 2005 were $37.2 million, an increase of $13.7 million, or 58.3%, from the prior-year period on a non-GAAP basis.  Net earnings per diluted share for the first quarter of 2005 were $0.51, a 50.0% increase from the prior-year period on a non-GAAP basis.

      The following tables set forth, for the periods indicated, a reconciliation of our stock offering-related adjustments to the GAAP condensed consolidated statements of earnings:

Reconciliation of Condensed Consolidated Statements of Earnings (1)
For the three months ended March 31,
(in thousands, except per share data)
(unaudited)

		2004
				Excluding
			IPO Related Costs	IPO Related Costs
	2005		and Expenses	and Expenses	%
	GAAP	GAAP	(non-GAAP)	(non-GAAP)	Change (2)
Revenue:
Rental	$ 195,936	$ 165,908	$ -	$ 165,908	18.1%
Sales	84,036	58,926	-	58,926	42.6
	_______	_______	_______	_______
Total revenue	279,972	224,834	-	224,834	24.5%

Rental expenses	127,111	103,739	-	103,739	22.5
Cost of goods sold	20,781	16,768	-	16,768	23.9
	_______	_______	_______	_______
Gross profit	132,080	104,327	-	104,327	26.6%

Selling, general and administrative expenses	60,156	50,209	-	50,209	19.8
Research and development expenses	6,210	7,119	-	7,119	(12.8)
Initial public offering expenses	-	19,534	(19,534)	-	-
	_______	_______	_______	_______
Operating earnings	65,714	27,465	19,534	46,999	39.8%

Interest income	520	371	-	371	40.2
Interest expense	(7,460)	(18,844)	8,634	(10,210)	(26.9)
Foreign currency loss	(2,018)	(464)	-	(464)	334.9
	_______	_______	_______	_______
Earnings before income taxes	56,756	8,528	28,168	36,696	54.7%
Income taxes	19,581	3,070	10,140	13,210	48.2
	_______	_______	_______	_______
Net earnings	$ 37,175	$ 5,458	$ 18,028	$ 23,486	58.3%

Series A convertible preferred stock dividends	-	(65,604)	65,604	-	-
	_______	_______	_______	_______
Net earnings (loss) available to
common shareholders	$ 37,175	$(60,146)	$ 83,632	$ 23,486	58.3%
	_______	_______	_______	_______
Net earnings (loss) per share
available to common shareholders:
Basic	$ 0.54	$ (1.19)		$ 0.47	14.9%
	_______	_______		_______
Diluted (3)	$ 0.51	$ (1.19)		$ 0.34	50.0%
	_______	_______		_______
Weighted average shares outstanding:
Basic	68,822	50,332		50,332	36.7%
	_______	_______		_______
Diluted (3)	72,875	50,332		68,293	6.7%
	_______	_______		_______

(1)  These non-GAAP financial measures do not replace the presentation of our GAAP financial results.
(2)  The percentage change reflects the percentage variance between the 2005 GAAP results and the 2004 (non-GAAP) results, excluding IPO related costs and expenses.
(3)  Due to their antidilutive effect, 5,935 dilutive potential common shares from stock options and 12,026 dilutive potential common shares from the preferred stock conversion have been excluded from the GAAP diluted weighted average shares calculation for the three months ended March 31, 2004.

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

Sources of Capital

      Based upon the current level of operations, we believe our cash on hand, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months. During the first three months of 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three months ended March 31,
	2005		2004

Net cash provided (used) by operating activities	$ 39,698		$ (13,408)	(1)
Net cash used by investing activities	(15,267)		(23,954)
Net cash used by financing activities	(73,405)	(2)	(25,429)	(3)
Effect of exchange rates changes on cash
and cash equivalents	(1,168)		(30)
	______		_______
Net decrease in cash and cash equivalents	$ (50,142)		$ (62,821)
	______		_______

      (1) Working capital changes include a tax payment of $28.1 million related to receipt of the second and final installment of an anti-trust litigation settlement we reached in 2002.  In addition, the current income tax payable reflects tax benefits of
            $10.1 million associated with the IPO which were realized in the second quarter of 2004.
      (2) This amount includes debt prepayments totaling $75.0 million on our senior credit facility.
      (3) This amount includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, prepayment of $50.0 million on our senior credit facility and purchase of $71.75 million of our 7 3/8% Senior Subordinated Notes due 2013.

      At March 31, 2005, cash and cash equivalents of $74.2 million were available for general corporate purposes. At March 31, 2005, availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

      At March 31, 2005, we had current assets of $404.8 million, including $33.6 million in inventory, and current liabilities of $195.0 million resulting in a working capital surplus of $209.8 million compared to a surplus of $233.7 million at December 31, 2004. The reduction in our working capital balance of approximately $23.9 million was related primarily to the prepayment of $75.0 million in long-term debt using cash from operations.

      If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could be generated in the home care market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles.  As of March 31, 2005, we had $253.1 million of receivables outstanding, net of reserves of $58.7 million for doubtful accounts.  Our receivables were outstanding for an average of 81 days at March 31, 2005, which was consistent with the first quarter a year ago, but an improvement from 85 days at December 31, 2004 due to strong cash collections in the first quarter of 2005.

Capital Expenditures

      During the first quarters of 2005 and 2004, we made capital expenditures of $14.3 million and $20.8 million, respectively.  As of March 31, 2005, we have commitments to purchase new product inventory of $12.5 million over the next twelve months.  Other than commitments for new product inventory, we have no material long-term purchase commitments as of the end of the period.

Debt Service

      As of March 31, 2005, scheduled principal payments under our senior credit facility for the years 2005, 2006 and 2007 were $2.1 million, $2.8 million and $2.8 million, respectively. To the extent that we have excess cash, we may use it to reduce our outstanding debt.

Senior Credit Facility

      Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of March 31, 2005 (in thousands):

Amount Available
			Amounts	For Additional
Senior Credit Facility	Maturity	Effective Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,140 (1)
Term loan facility	August 2010	4.33% (2)	272,600	-
			_______	______
Total			$ 272,600	$ 88,140
			_______	______

(1) At March 31, 2005, amounts available under the revolving portion of our credit facility reflected a reduction of
$11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2005 was 4.85%.

7 3/8% Senior Subordinated Notes due 2013

      On August 11, 2003, we issued an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  As of March 31, 2005, $97.8 million principal amount of the notes remained outstanding.  We may purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

      As of March 31, 2005, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of $2.8 million.  As a result of interest rate protection agreements, we recorded a reduction in interest expense of approximately $26,000 in the first quarter of 2005 and recorded interest expense of approximately $1.2 million in the first quarter of 2004.

Long-Term Commitments

      Since December 31, 2004, we have paid down $75.0 million in long-term debt obligations under our senior credit facility.  The following table summarizes our Long-term Debt obligations as of March 31, 2005, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2005	$ 2,231
2006	2,925
2007	2,775
2008	2,775
2009	2,775
Thereafter	357,265

Critical Accounting Estimates

      For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations‑Critical Accounting Estimates."

New Accounting Pronouncement

      In December 2004, FASB issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.   KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCIhas begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI is also evaluating the use of different valuation models to determine the fair value of stock-based compensation, although no model selection has been made to date.  However, KCI does believe the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation technique used.  If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123R on January 1, 2006 would result in additional compensation expense of approximately $6– $8 million, after taxes, for 2006.

RISK FACTORS

Risks Related to Our Business

     We face significant and increasing competition which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care. As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems. In this regard, BlueSky Medical Corporation has introduced a medical device that is being marketed to directly compete with V.A.C. systems. BlueSky has received FDA clearance of its pump and one of its dressings.  BlueSky’s clearance is not as broad as the FDA clearance received by KCI.  BlueSky has announced that a large Midwest Managed Care Organization has implemented a coverage policy for its product.  We believe the BlueSky device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights.  We have successfully challenged the marketing of imitative V.A.C. systems by several European companies. If these competitors or others are nonetheless able to develop and market their products, our position in this market could erode or our pricing of V.A.C. systems may decline, either of which would adversely affect our operating results. Our therapeutic surfaces business competes with the Hill‑Rom Company, and in Europe with Huntleigh Healthcare and Pegasus Limited.  We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete or that our competitors may effectively limit our market access through sole‑source contracts with GPOs, large health care providers or third‑party payers, which also would adversely affect our operating results.

     If our future operating results do not meet our expectations or those of the equity research analysts covering us, the trading price of our common stock could fall dramatically.

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
     -  Third‑party government or private reimbursement policies with respect to V.A.C. treatment; and
     -  New or enhanced competition in our primary markets, or an adverse determination with respect to our intellectual property rights relating to enabling such new or enhanced competition for the V.A.C.

     We believe that the trading price of our common stock has been favorably affected by our historical rates of growth in revenue and earnings per share. We do not expect that these growth rates are sustainable. Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns.  We believe that the seasonal slowdown was further impacted by the increase in our sales force during the fourth quarter of 2004, which had a negative impact on productivity during the fourth quarter of 2004 and the first quarter of 2005.  We do not know if this historical experience will prove to be indicative of future periods.  In any event, the adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease.   If we are unable to realize continued growth rates consistent with our expectations or those of the analysts covering us, as a result of the foregoing or other factors, we would expect to realize an immediate and substantial decline in the trading price of our stock.  We would expect a similar or more significant decline in the trading price of our stock if we are unable to meet our published revenue and earnings guidance or the projections of the equity research analysts covering KCI.

     Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, even small decreases in revenue or delays in the recognition of revenue could cause significant variations in our operating results from quarter to quarter. In the short term, we do not have the ability to adjust spending in a time‑effective manner to compensate for any unexpected revenue shortfall, which also could cause a significant decline in the trading price of our stock.

     Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

     We place considerable importance on obtaining and maintaining patent protection for our products, particularly, our license rights under the Wake Forest patents that we rely on in our V.A.C. business. We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by us, or licensed to us, may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. We would incur substantial costs and diversion of management resources if we have to assert or defend our patent rights against others. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our business. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so.

     For example, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was subject to an opposition proceeding before the Opposition Division of the European Patent Office. The patent was upheld, but was corrected to expand the range of pressures covered by the patent from 0.10—0.99 atmospheres to 0.01—0.99 atmospheres and was modified to provide that the "screen means" covered by our patent is polymer foam and, under European patent law, its equivalents. The screen means in the V.A.C. system, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth. In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means. We use two different types of polymer foams as the screen means in our V.A.C. systems. We and one of the two companies who initiated the opposition proceeding have appealed the ruling. The other opposing party entered into a settlement with us. We believe it will take two to three years to complete the appeal process and we may not be successful in the appeal. During the pendency of the appeal, the original patents will remain in place. The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that a product using another type of screen means would be as effective as the V.A.C., we believe direct competition would result in significantly increased pricing pressure and could result in a loss of some of our existing customer base. Revenue for the V.A.C. product lines in Europe was $32.5 million for the three months ended March 31, 2005.

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

     The Agency for Healthcare Research and Quality (AHRQ) recently released a technology assessment on negative pressure therapy for wound healing. The assessment report was released in December 2004.  The report indicated that the body of evidence it reviewed was insufficient to support conclusions about the effectiveness of V.A.C. therapy.  The assessment only took into account six randomized controlled clinical trials (RCTs) on the V.A.C. and did not take into account the substantial body of other clinical evidence.  The report commented favorably on our ongoing RCTs.  This report’s conclusions are generally consistent with other technology assessment reports that have been released to date regarding V.A.C. therapy.  We believe that clinicians and payers evaluate a broader range of clinical evidence than was considered in the report.  Although the technology assessment does not have any legal or binding effect, any technology assessment which is negative, in whole or part, could cause usage of our V.A.C. systems to decline.

     Changes to third‑party reimbursement policies could reduce the reimbursement we receive for our products.

     Our products are rented and sold to hospitals and skilled nursing facilities that receive reimbursement for the products and services they provide from various public and private third‑party payers, including Medicare, Medicaid and private insurance programs. We also act as a durable medical equipment, or DME, supplier and, as such, we furnish our products directly to customers and subsequently bill third‑party payers such as Medicare, Medicaid and private insurance and managed care organizations. As a result, the demand for our products in any specific care setting is dependent, in part, on the reimbursement policies (including coverage and payment policies) of the various payers in that setting. Some state and private payers make adjustments to their reimbursement policies to reflect federal changes as well as to make their own changes. If coverage and payment policies for our products are revised or otherwise withdrawn under existing Medicare or Medicaid policies, demand for our products would decrease. In addition, in the event any public or private third‑party payers challenge our billing, documentation or other practices as inconsistent with their reimbursement policies, we could experience significant delays, reductions or denials in obtaining reimbursement. In light of increased controls on health care spending, especially on Medicare and Medicaid spending, the outcome of future coverage or payment decisions for any of our products by governmental or private payers remains uncertain.

     In 2003, the Centers for Medicare and Medicaid Services, or CMS, issued new regulations on inherent reasonableness of such charges and while these regulations do not have an impact on us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease. In addition, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes were made to the Medicare payment methodology for items of DME, including certain payment freezes, a competitive bidding program and clinical and quality standards.  We haverecently been informed that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in competitive bidding.  CMS is currently conducting a pilot technology assessment on negative pressure wound therapy as part of the strategic evaluation of the regulatory requirements for competitive bidding.  The assessment will be based on clinical benefits, functional design and cost of the intervention.  Because this is a pilot assessment with no specific targeted use, neither the outcome nor the impact of the assessment can be predicted at this time; however, any perceived negative assessment could aversely affect our operating results.

     Also, in December 2002, we submitted a written request to the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs, seeking clarification of a number of issues with respect to the DMERCs' "Negative Pressure Wound Therapy Policy." That policy establishes Medicare Part B home care reimbursement criteria for our V.A.C. products. In June 2003, we received a response from the medical directors and, in some instances, their interpretation of the policy differed from our interpretation. Later, each of the medical directors issued interpretations within their regions which were more restrictive than the original policy. Since that time, we have had a variety of interactions with the DMERC medical directors. Most recently, the medical directors have indicated that they will not promulgate a comprehensive redraft of the original policy and that policy interpretation will be handled separately by each of the four regional DMERCs. We have been informed that two of the four DMERC medical directors will reinstate the original policy. We will continue our dialogue with the two other DMERC medical directors on these issues. At this point in time, we cannot predict the outcome of these discussions. A more restrictive interpretation of the policy may restrict the usage of V.A.C. in their regions.

     We may be subject to claims audits that would harm our business and financial results.

     As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use include review of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation.  In addition, private payers may also conduct audits, such as one recently conducted by Michigan Blue Cross.  We reviewed a preliminary report of their findings and filed a response in December 2004.  Although no abusive or fraudulent practices were identified by the payer, it is unclear what refunds or recoupments will be expected based on claims reviews; however, we do not expect any such amounts to be material.  KCI will have appeal rights with regard to any such determinations.

     Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier.

     We obtain some of our finished products and components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., or Avail, for V.A.C. disposables. This supply agreement was recently extended through October 2007, with automatic extensions for additional twelve-month periods if neither party gives notice of termination. V.A.C. disposables represented approximately 20% of our revenue for the three months ended March 31, 2005. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. Any shortage of V.A.C. disposables could lead to lost revenue from decreased V.A.C. rentals. We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe. Additionally, we have ensured that Avail has duplicate manufacturing facilities, tooling, and raw material resources for the production of our disposables. If we lose any supplier or if a sole-source supplier experiences any manufacturing problems, we could be required to qualify one or more replacement suppliers and may be required to conduct a significant level of process and component validation to incorporate new suppliers of components included in our products. The need to change suppliers to provide us with components might cause material delays in delivery, which could negatively impact revenue, or might otherwise cause significantly increased costs.

     We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent publicity has highlighted the need to control health care spending at the federal (Medicare) and state (Medicaid) levels.  We believe this pressure will intensify over time.  For example, the recent enactment of the MMA eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

     Substantially all of our products are subject to regulation by the U.S. Food and Drug Administration, or FDA, and its foreign counterparts.  Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations.  If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted.  In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs.  Recently the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products.  Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines.  Regulatory authorities in Europe and Canada have also recently adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art.  Listing bodies in the U.S. are expected to adopt similar revised standards in 2010.  Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements.

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

      Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of March 31, 2005, we have six interest rate swap agreements pursuant to which we have fixed the rates on $250.0 million, or 91.7%, of our variable rate debt as follows:

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

      The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of March 31, 2005.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Maturity Date
As of March 31, 2005
	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long‑term debt
Fixed rate	$ 150	$ 150	$ -	$ -	$ 97,846	$ 98,146	$ 103,038
Average interest rate	7.000%	7.000%	-	-	7.375%	7.374%
Variable rate	$ 2,081	$ 2,775	$ 2,775	$ 2,775	$ 262,194	$ 272,600	$ 272,600
Average interest rate	4.85%	4.85%	4.85%	4.85%	4.85%	4.85%
Interest rate swaps (1)
Variable to fixed	$ 100,000	$ 150,000	$ -	$ -	$ -	$ 250,000	$ (2,787)
Average pay rate	2.143%	2.774%	-	-	-	2.521%
Average receive rate	3.093%	3.091%	-	-	-	3.092%

      (1)  Interest rate swaps are included in the variable rate debt under long-term debt. As of March 31, 2005, the fair value of our swap agreements were positive in the aggregate and recorded as an asset.

Foreign Currency and Market Risk

      We have direct foreign operations in Western Europe, Canada, Australia, and South Africa and distributor relationships in many other parts of the world. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

      We maintain no other derivative instruments to mitigate our exposure to currency translation and/or transaction risk. International operations reported operating profit of $15.2 million for the three months ended March 31, 2005. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2005 would change our net income for the three months ended March 31, 2005 by approximately $2.9 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

Changes in Internal Control

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Set forth below is a description of recent developments in our legal proceedings.  For a description of ongoing legal proceedings, please see our Annual Report on Form 10-K under the caption “Part I.  Item 3.  Legal Proceedings.”

      On February 22, 2005, the Federal Magistrate in the Novamedix case issued a Clarification Order which clarified the Supplemental Memorandum and Recommendation previously issued by the Magistrate.  In essence, the Clarification Order broadens the claim construction of the Novamedix patents contained in the Memorandum.  The Supplemental Memorandum and Recommendation and the Clarification Order are subject to the approval of the Federal District Court Judge in the case.  Although it is not possible to reliably predict the outcome of the litigation, we believe our defenses to Novamedix’s claims are meritorious.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our
Registration Statement on form S-1, filed on February 2, 2004, as thereafter amended).
3.2	Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 1 to our Registration
Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.3	Third Amended and Restated By-laws of KCI (filed as Exhibit 3.6 to our Registration Statement on form S-1, filed on
May 28, 2004).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated May 3, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated May 3, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2005.

Exhibit filed herewith.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                      KINETIC CONCEPTS, INC.
                                                                                      (REGISTRANT)

Date:   May 3, 2005                                                     By:      /s/  DENNERT O. WARE
                                                                                       Dennert O. Ware
                                                                                      President and Chief Executive Officer
                                                                                      (Duly Authorized Officer)

Date:   May 3, 2005                                                         By:     /s/  MARTIN J. LANDON
                                                                                      Martin J. Landon
                                                                                      Vice President and Chief Financial Officer
                                                                                      (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our
Registration Statement on form S-1, filed on February 2, 2004, as thereafter amended).
3.2	Amended and Restated Articles of Incorporation of KCI (filed as Exhibit 3.5 to Amendment No. 1 to our Registration
Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
3.3	Third Amended and Restated By-laws of KCI (filed as Exhibit 3.6 to our Registration Statement on form S-1, filed on
May 28, 2004).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated May 3, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated May 3, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2005.

Exhibit filed herewith.