Form 10-Q
period 2005-06-30
KINETIC CONCEPTS INC /TX/
filed 2005-08-04
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock: 69,637,157 shares as of August 1, 2005

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis™, AtmosAir®, BariAir®, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KCI®, KinAir® III, KinAir® IV, KinAir MedSurg®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C. ®, The Clinical Advantage®, TheraPulse®, TheraPulse® II, TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS® , V.A.C. Freedom®, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C. Instill®.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward‑looking statements are based on our current expectations and projections about future events. Discussions containing forward‑looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward‑looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

-  projections of expenditures, revenues, earnings, or other financial items;

-  future demand for V.A.C. systems or other products;

-  the expected timing and outcome of pending litigation;

-  the plans, strategies and objectives of management for future operations;

-  expectation of market size and market acceptance or penetration of the products and services we offer;

-  our expectations for third-party reimbursement;

-  future economic conditions or performance;

-  expectations for clinical trials;

-  attracting and retaining customers;

-  competition in our market;

-  productivity of our sales force;

-  changes in patient demographics; and

-  any statements of assumptions underlying any of the foregoing.

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include the fluctuations in our operating results and the possible inability to meet our published financial guidance; intense and growing competition that we face; our dependence on our intellectual property; adverse results from pending litigation; our dependence on new technology; the clinical efficacy of V.A.C. therapy relative to alternate devices or therapies and the results from related clinical trials; and third-party reimbursement policies and collections for our products and those of our competitors. You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward‑looking statements are made as of the date of this report. KCI disclaims any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 150,172	$ 124,366
Accounts receivable, net	256,641	252,822
Inventories, net	34,281	35,590
Deferred income taxes	25,153	24,836
Prepaid expenses and other current assets	18,319	13,296
	_______	_______
Total current assets	484,566	450,910

Net property, plant and equipment	171,359	183,075
Loan issuance costs, less accumulated amortization of
$10,518 in 2005 and $8,317 in 2004	9,736	11,937
Deferred income taxes	9,962	7,913
Goodwill	49,369	49,369
Other assets, less accumulated amortization of $8,979 in 2005
and $8,748 in 2004	29,445	29,261
	_______	_______
	$ 754,437	$ 732,465
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 39,128	$ 43,246
Accrued expenses and other	145,631	150,317
Current installments of long-term debt	2,925	2,803
Income taxes payable	41,255	20,821
	_______	_______
Total current liabilities	228,939	217,187

Long-term debt, net of current installments	366,978	442,943
Deferred income taxes	11,237	13,170
Other noncurrent liabilities	7,939	8,364
	_______	_______
	615,093	681,664
Shareholders' equity:
Common stock; authorized 225,000 at June 30, 2005 and
December 31, 2004; issued and outstanding 69,633 at June 30, 2005
and 68,694 at December 31, 2004	70	69
Preferred stock; authorized 50,000 at June 30, 2005 and December 31, 2004;
issued and outstanding 0 at June 30, 2005 and December 31, 2004	-	-
Additional paid-in capital	546,903	517,354
Deferred compensation	(6,542)	(1,906)
Retained deficit	(411,131)	(488,071)
Accumulated other comprehensive income	10,044	23,355
	_______	_______
Shareholders' equity	139,344	50,801
	_______	_______
	$ 754,437	$ 732,465
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Rental	$ 211,049	$ 175,579	$ 406,985	$ 341,487
Sales	83,162	61,406	167,198	120,332
	_______	_______	_______	_______
Total revenue	294,211	236,985	574,183	461,819
	_______	_______	_______	_______

Rental expenses	131,141	107,231	258,252	210,970
Cost of goods sold	21,337	16,560	42,118	33,328
	_______	_______	_______	_______
Gross profit	141,733	113,194	273,813	217,521

Selling, general and administrative expenses	68,069	55,239	128,225	105,448
Research and development expenses	6,763	7,188	12,973	14,307
Initial public offering expenses	-	302	-	19,836
Secondary offering expenses	-	2,219	-	2,219
	_______	_______	_______	_______
Operating earnings	66,901	48,246	132,615	75,711

Interest income	498	158	1,018	529
Interest expense	(5,449)	(11,050)	(12,909)	(29,894)
Foreign currency gain (loss)	(1,240)	201	(3,258)	(263)
	_______	_______	_______	_______
Earnings before income taxes	60,710	37,555	117,466	46,083

Income taxes	20,945	13,520	40,526	16,590
	_______	_______	_______	_______
Net earnings	$ 39,765	$ 24,035	$ 76,940	$ 29,493

Series A convertible preferred stock dividends	-	-	-	(65,604)
	_______	_______	_______	_______
Net earnings (loss) available to common shareholders	$ 39,765	$ 24,035	$ 76,940	$ (36,111)
	_______	_______	_______	_______
Net earnings (loss) per share available to common shareholders:
Basic	$ 0.57	$ 0.37	$ 1.11	$ (0.63)
	_______	_______	_______	_______
Diluted	$ 0.54	$ 0.34	$ 1.05	$ (0.63)
	_______	_______	_______	_______
Weighted average shares outstanding:
Basic	69,271	65,087	69,048	57,709
	_______	_______	_______	_______
Diluted	73,026	71,303	72,958	57,709
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 76,940	$ 29,493
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	33,782	27,763
Provision for uncollectible accounts receivable	8,537	6,053
Amortization of deferred gain on sale of headquarters facility	(535)	(535)
Write-off of deferred loan issuance costs	1,421	4,534
Non-cash amortization of stock awards	611	114
Tax benefit related to exercise of stock options	16,956	30,177
Change in assets and liabilities:
Increase in accounts receivable, net	(11,949)	(20,741)
Decrease in inventories, net	1,398	1,406
Increase in current deferred income taxes, net	(317)	(1,346)
Increase in prepaid expenses and other current assets	(4,670)	(4,765)
Decrease in accounts payable	(4,081)	(800)
Increase (decrease) in accrued expenses and other	(4,401)	15,945
Increase (decrease) in income taxes payable	20,434	(39,403)
Increase (decrease) in deferred income taxes, net	(4,106)	1,580
	_______	_______
Net cash provided by operating activities	130,020	49,475
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(29,961)	(42,376)
Increase in inventory to be converted into equipment
for short-term rental	(2,200)	(4,800)
Dispositions of property, plant and equipment	759	1,293
Increase in other assets	(447)	(264)
Net cash used by investing activities	(31,849)	(46,147)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long-term debt, capital lease
and other obligations	(75,814)	(186,177)
Proceeds from exercise of stock options	5,209	8,214
Proceeds from purchase of stock in ESPP	2,131	-
Initial public offering of common stock:
Proceeds from issuance of common stock	-	105,000
Stock issuance costs	-	(10,604)
	_______	_______
Net cash used by financing activities	(68,474)	(83,567)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(3,891)	(332)
	_______	_______
Net increase (decrease) in cash and cash equivalents	25,806	(80,571)

Cash and cash equivalents, beginning of period	124,366	156,064
	_______	_______
Cash and cash equivalents, end of period	$ 150,172	$ 75,493
	_______	_______
Cash paid during the six months for:
Interest (1)	$ 10,580	$ 25,431
Income taxes	$ 4,910	$ 28,283
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 7	$ 6,354

(1) The amount reflected for 2004 includes purchase premiums of $7.7 million related to the prepayments of our 7 3/8
Senior Subordinated Notes due 2013.

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2005 presentation.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings (loss) available to common shareholders
as reported	$ 39,765	$ 24,035	$ 76,940	$ (36,111)
	_____	_____	_____	_____
Pro forma net earnings (loss) available to common shareholders:
Net earnings (loss) available to common
shareholders as reported	$ 39,765	$ 24,035	$ 76,940	$ (36,111)
Compensation expense under intrinsic method	352	46	400	73
Compensation expense under fair value method	(1,706)	(887)	(2,715)	(1,310)
	_____	_____	_____	_____
Pro forma net earnings (loss) available to common shareholders	$ 38,411	$ 23,194	$ 74,625	$ (37,348)
	_____	_____	_____	_____
Net earnings (loss) per share available to common shareholders as reported:
Basic	$ 0.57	$ 0.37	$ 1.11	$ (0.63)
Diluted	$ 0.54	$ 0.34	$ 1.05	$ (0.63)

Pro forma net earnings (loss) per share available to common shareholders:
Basic	$ 0.55	$ 0.36	$ 1.08	$ (0.65)
Diluted	$ 0.53	$ 0.33	$ 1.02	$ (0.65)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCIhas begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI is also evaluating the use of different valuation models to determine the fair value of stock-based compensation, although no model selection has been made to date.  KCI believes the adoption of SFAS 123R will have a significant impact on future results of operations, regardless of the valuation technique used.  If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123R on January 1, 2006 would result in additional compensation expense of approximately $6– $8 million, after taxes, for 2006.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as required under current literature.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options) the amount of tax benefits recognized as operating cash flows in the first six-months of 2005 and 2004 was $17.0 million and $30.2 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

     During the six-month period ended June 30, 2005, we issued approximately 831,000 shares of common stock under our stock-based compensation plans resulting primarily from option exercises.  During the six-month period ended June 30, 2005, we granted options to purchase approximately 521,000 shares of common stock and issued approximately 91,000 shares of restricted stock under our stock-based compensation plans.

(c)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)      SUPPLEMENTAL BALANCE SHEET DATA

      Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004
Trade accounts receivable:
Facilities/dealers	$ 160,300	$ 155,467

Third-party payers:
Medicare / Medicaid	58,224	46,120
Managed care, insurance and other	100,922	102,496
	_______	_______
	319,446	304,083

Employee and other receivables	1,593	1,735
	_______	_______
	321,039	305,818

Less: Allowance for doubtful accounts	(64,398)	(52,996)
	_______	_______
	$ 256,641	$ 252,822
	_______	_______

  Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories are comprised of the following (dollars in thousands):

	June 30,	December 31,
	2005	2004

Finished goods	$ 6,518	$ 8,884
Work in process	2,636	2,057
Raw materials, supplies and parts	44,407	40,418
	______	______
	53,561	51,359

Less: Amounts expected to be converted
into equipment for short-term rental	(11,300)	(9,100)
Reserve for excess and obsolete
inventory	(7,980)	(6,669)
	______	______
	$ 34,281	$ 35,590
	______	______

(3)      EARNINGS (LOSS) PER SHARE

     The following table sets forth the reconciliation from basic to diluted weighted average common shares outstanding and the calculations of net earnings (loss) per common share available to common shareholders.  Net earnings (loss) per share available to common shareholders were calculated using the weighted average number of common shares outstanding (dollars in thousands, except per share data).  (See Note 1 (b).)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings	$ 39,765	$ 24,035	$ 76,940	$ 29,493
Series A convertible preferred stock dividends	-	-	-	(65,604)
	______	______	______	______
Net earnings (loss) available to common shareholders	$ 39,765	$ 24,035	$ 76,940	$ (36,111)
	______	______	______	______
Weighted average shares outstanding:
Basic	69,271	65,087	69,048	57,709
Dilutive potential common shares from stock options (1)	3,755	6,216	3,910	-
Dilutive potential common shares from preferred stock conversion (1)	-	-	-	-
	______	______	______	______
Diluted	73,026	71,303	72,958	57,709
	______	______	______	______
Basic net earnings (loss) per common share available to
common shareholders	$ 0.57	$ 0.37	$ 1.11	$ (0.63)
	______	______	______	______
Diluted net earnings (loss) per common share available to
common shareholders	$ 0.54	$ 0.34	$ 1.05	$ (0.63)
	______	______	______	______

(1) Due to their antidilutive effect, 6,128 dilutive potential common shares from stock options and 6,013 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the six-month period ended
June 30, 2004.

(4)      OTHER COMPREHENSIVE INCOME

     KCI follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the six months ended June 30, 2005 and 2004 was $63.6 million and $29.8 million, respectively, and for the three months ended June 30, 2005 and 2004 was $31.0 million and $26.4 million, respectively. The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment totaling $13.5 million and $2.3 million for the first six months of 2005 and 2004, respectively, and $8.2 million and $1.5 million for the second quarter of 2005 and 2004, respectively.

(5)      2004 INITIAL PUBLIC STOCK OFFERING

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

(6)      COMMITMENTS AND CONTINGENCIES

      On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela, Inc., Medela AG and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division, alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we asserted causes of action for breach of contract, tortious interference and unfair competition. We are seeking damages and injunctive relief in the case.  BlueSky and Medela filed answers to the complaint and asserted counterclaims against us for declarations of non-infringement, patent invalidity and violations of federal anti-trust laws. BlueSky also filed a counterclaim alleging that the marketing of the V.A.C. system violates federal anti-trust laws.  In the future, BlueSky could assert additional claims or seek to redesign its products in a manner that does not infringe our patents.  On June 28, 2005, the Court issued a ruling on the Markman hearing in the case, construing certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruling that other terms were definite and did not require construction by the Court.  The Court has separately granted leave for both sides to file amended pleadings in the case.  KCI’s amended pleadings assert infringement of an additional patent, U.S. Patent number 5,645,081 (the “081 patent”).  The 643 and 081 patents are both owned by Wake Forest University and licensed exclusively to KCI.  The defendants’ amended pleadings include additional anti-trust allegations against KCI.  As a result of the amended pleadings, it is possible that an additional Markman hearing could be held.  A new trial date has not yet been set for the case.  Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we are unable to do so, BlueSky and others may gain access to our V.A.C. markets, which could erode our market position or cause the pricing of V.A.C. systems to decline significantly, either of which would materially and adversely affect our operating results.

     On February 21, 1992, Novamedix Limited filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that directly competes with one of our vascular products, the PlexiPulse. The suit alleges that PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. On April 12, 2004, a federal Magistrate completed a review of our motion for summary judgment. In his Memorandum and Recommendation on the summary judgment motions in the case, the Magistrate recommended to the Federal District Court Judge that one of Novamedix's causes of action for false advertising be significantly limited and that one of Novamedix's patent infringement damage theories be denied for summary judgment purposes. The Magistrate recommended that the remainder of our motions for summary judgment be denied. On September 1, 2004, the Magistrate issued a Supplemental Memorandum and Recommendation, and on February 22, 2005, the Magistrate issued a Clarification Order that broadened the claim construction of the Novamedix patents contained in the Supplemental Memorandum. On June 15, 2005, the Supplemental Memorandum and Recommendation and the Clarification Order was confirmed by the Federal District Court Judge in the case. A trial date in the case has been set for January 2006. Although it is not possible to reliably predict the outcome of the litigation, we continue to believe our defenses to Novamedix's claims are meritorious. However, we may not prevail in this litigation, and if we are unable to do so, the damages that may be awarded to Novamedix could be significant.

     On July 1, 1998, Mondomed N.V. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  Mondomed was joined in the opposition by Paul Hartmann A.G. on December 16, 1998.  The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003, pursuant to a written interlocutory decision issued May 19, 2004.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is polymer foam.  Under European patent law, the "screen means" would include equivalents to polymer foam.  The screen means helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth.  In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means.  We use two different types of polymer foams as the screen means in our V.A.C. systems.  Wake Forest and Paul Hartmann A.G. have appealed to the European Patent Office Board of Appeals in Munich, Germany.  Mondomed N.V. has entered into a settlement with us.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents would remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that any decision in this case will affect U.S. patents.

     We are a party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. While provisions have been made in our financial statements for estimated exposures related to these claims and other ordinary course lawsuits where management deemed necessary, these provisions may prove to be inadequate. We have not experienced any significant losses due to product liability claims in the past and we believe that our liability insurance coverage is adequate.

     Other than commitments for new product inventory, including disposable "for sale" products of $23.7 million, we have no material long-term capital commitments.

(7)      SEGMENT AND GEOGRAPHIC INFORMATION

      We are principally engaged in the rental and sale of V.A.C. systems and therapeutic surfaces throughout the United States and in 17 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

      We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  No discrete financial information is available for our product lines other than revenue.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as earnings before interest income or expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

      Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
USA
V.A.C.	$ 172,014	$ 136,049	$ 323,577	$ 257,638
Therapeutic surfaces/other	44,566	43,599	90,528	91,951
	_______	_______	_______	_______
Subtotal - USA	216,580	179,648	414,105	349,589

International
V.A.C.	48,896	30,432	94,835	57,153
Therapeutic surfaces/other	28,735	26,905	65,243	55,077
	_______	_______	_______	_______
Subtotal - International	77,631	57,337	160,078	112,230
	_______	_______	_______	_______
	$ 294,211	$ 236,985	$ 574,183	$ 461,819
	_______	_______	_______	_______

Operating earnings:
USA	$ 80,788	$ 67,017	$ 149,886	$ 127,180
International	10,345	6,913	25,557	13,652
Initial public offering expenses	-	(302)	-	(19,836)
Secondary offering expenses	-	(2,219)	-	(2,219)

Other (1):
Executive	(5,095)	(4,058)	(6,204)	(8,654)
Finance	(9,097)	(6,845)	(17,418)	(12,716)
Manufacturing/Engineering	(1,110)	(2,072)	(1,895)	(3,663)
Administration	(8,930)	(10,188)	(17,311)	(18,033)
	_______	_______	_______	_______
Total other	(24,232)	(23,163)	(42,828)	(43,066)
	_______	_______	_______	_______
	$ 66,901	$ 48,246	$ 132,615	$ 75,711
	_______	_______	_______	_______

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Earnings.

(8)      SUBSEQUENT EVENT

     On July 22, 2005, we made an optional debt prepayment of $50.0 million on our senior credit facility and wrote off approximately $887,000 in capitalized loan issuance costs.  As of that date, the remaining outstanding balances on our senior credit facility and our 7 3/8% Senior Subordinated Notes due 2013 were $221.9 million and $97.8 million, respectively.

(9)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $97.8 million of the notes remained outstanding as of June 30, 2005.  The notes are fully and unconditionally guaranteed, jointly and severally, by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation.  Each of these subsidiaries is a restricted subsidiary as defined in the indenture governing the notes.

      The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2005 and December 31, 2004 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2005 and 2004, respectively.

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Balance Sheet
June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
Assets:	Borrower	sidiaries	sidiaries	nations	Sidiaries
Current assets:
Cash and cash equivalents	$ -	$ 106,330	$ 43,842	$ -	$ 150,172
Accounts receivable, net	-	184,727	74,452	(2,538)	256,641
Inventories, net	-	21,161	13,120	-	34,281
Deferred income taxes	-	25,153	-	-	25,153
Prepaid expenses and other current assets	-	12,452	7,815	(1,948)	18,319
	_______	_______	_______	_______	_______
Total current assets	-	349,823	139,229	(4,486)	484,566

Net property, plant and equipment	-	120,307	61,146	(10,094)	171,359
Loan issuance costs, net	-	9,736	-	-	9,736
Deferred income taxes	-	3,671	6,291	-	9,962
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	29,035	8,672	(8,262)	29,445
Intercompany investments and advances	139,359	470,826	47,839	(658,024)	-
	_______	________	_______	_______	_______
	$ 139,359	$ 1,023,177	$ 272,767	$ (680,866)	$ 754,437
	_____	______	_____	_____	_____
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 31,773	$ 7,355	$ -	$ 39,128
Accrued expenses and other	14	104,098	41,519	-	145,631
Current installments of long-term debt	-	2,925	-	-	2,925
Intercompany payables	-	-	23,386	(23,386)	-
Income taxes payable	-	43,203	-	(1,948)	41,255
	_______	_______	_______	_______	_______
Total current liabilities	14	181,999	72,260	(25,334)	228,939

Long-term debt, net of current installments	-	366,978	-	-	366,978
Intercompany payables, noncurrent	-	(26,564)	26,564	-	-
Deferred income taxes	-	11,237	-	-	11,237
Other noncurrent liabilities	-	15,852	349	(8,262)	7,939
	_______	_______	_______	_______	_______
	14	549,502	99,173	(33,596)	615,093
Shareholders' equity	139,345	473,675	173,594	(647,270)	139,344
	_______	________	_______	_______	_______
	$ 139,359	$ 1,023,177	$ 272,767	$ (680,866)	$ 754,437
	_____	______	_____	_____	_____

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Balance Sheet
December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 84,903	$ 39,463	$ -	$ 124,366
Accounts receivable, net	-	189,013	69,749	(5,940)	252,822
Inventories, net	-	19,523	16,067	-	35,590
Deferred income taxes	-	24,836	-	-	24,836
Prepaid expenses and other current assets	-	8,472	4,924	(100)	13,296
	_______	_______	_______	_______	_______
Total current assets	-	326,747	130,203	(6,040)	450,910

Net property, plant and equipment	-	120,729	72,440	(10,094)	183,075
Loan issuance costs, net	-	11,937	-	-	11,937
Deferred income taxes	-	2,402	5,511	-	7,913
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	29,117	11,456	(11,312)	29,261
Intercompany investments and advances	50,814	480,786	30,931	(562,531)	-
	_______	_______	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_____	______	_____	______	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 31,203	$ 12,043	$ -	$ 43,246
Accrued expenses and other	14	113,672	36,631	-	150,317
Current installments of long-term debt	-	2,803	-	-	2,803
Intercompany payables	-	3,729	12,305	(16,034)	-
Income taxes payable	-	20,921	-	(100)	20,821
	_______	_______	_______	_______	_______
Total current liabilities	14	172,328	60,979	(16,134)	217,187

Long-term debt, net of current installments	-	442,943	-	-	442,943
Intercompany payables, noncurrent	-	(28,444)	28,444	-	-
Deferred income taxes	-	13,170	-	-	13,170
Other noncurrent liabilities	-	19,437	239	(11,312)	8,364
	_______	_______	_______	_______	_______
	14	619,434	89,662	(27,446)	681,664
Shareholders' equity	50,800	392,063	170,469	(562,531)	50,801
	_______	_______	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_____	______	_____	_____	_____

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the three months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Revenue:
Rental	$ -	$ 164,514	$ 46,535	$ -	$ 211,049
Sales	-	53,672	31,309	(1,819)	83,162
	_______	_______	_______	_______	_______
Total revenue	-	218,186	77,844	(1,819)	294,211

Rental expenses	-	84,536	46,605	-	131,141
Cost of goods sold	-	16,522	6,193	(1,378)	21,337
	_______	_______	_______	_______	_______
Gross profit	-	117,128	25,046	(441)	141,733

Selling, general and administrative
expenses	-	55,589	13,219	(739)	68,069
Research and development expenses	-	5,603	1,160	-	6,763
	_______	_______	_______	_______	_______
Operating earnings	-	55,936	10,667	298	66,901

Interest income	-	420	(268)	346	498
Interest expense	-	(5,038)	(65)	(346)	(5,449)
Foreign currency loss	-	-	(1,240)	-	(1,240)
	_______	_______	_______	_______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	51,318	9,094	298	60,710

Income taxes	-	19,538	1,304	103	20,945
	_______	_______	_______	_______	_______
Earnings before equity
in earnings of subsidiaries	-	31,780	7,790	195	39,765
Equity in earnings of subsidiaries	39,765	7,790	-	(47,555)	-
	_______	_______	_______	_______	_______
Net earnings	$ 39,765	$ 39,570	$ 7,790	$ (47,360)	$ 39,765
	_____	______	_____	_____	_____

Parent Company Statement of Earnings
For the three months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic				Historical
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Revenue:
Rental	$ -	$ 138,371	$ 37,208	$ -	$ 175,579
Sales	-	48,172	20,733	(7,499)	61,406
	_______	_______	_______	_______	_______
Total revenue	-	186,543	57,941	(7,499)	236,985
	_______	_______	_______	_______	_______
Rental expenses	-	71,943	35,288	-	107,231
Cost of goods sold	-	13,840	5,389	(2,669)	16,560
	_______	_______	_______	_______	_______
Gross profit	-	100,760	17,264	(4,830)	113,194

Selling, general and administrative
expenses	-	46,859	11,322	(2,942)	55,239
Research and development expenses	-	6,285	903	-	7,188
Initial public offering expenses	154	148	-	-	302
Secondary offering expenses	2,219	-	-	-	2,219
	_______	_______	_______	_______	_______
Operating earnings (loss)	(2,373)	47,468	5,039	(1,888)	48,246

Interest income	-	120	38	-	158
Interest expense	-	(11,050)	(664)	664	(11,050)
Foreign currency gain (loss)	-	928	(727)	-	201
	_______	_______	_______	_______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(2,373)	37,466	3,686	(1,224)	37,555

Income taxes (benefit)	(1,254)	14,433	782	(441)	13,520
	_______	_______	_______	_______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(1,119)	23,033	2,904	(783)	24,035
Equity in earnings of subsidiaries	25,154	2,905	-	(28,059)	-
	_______	_______	_______	_______	_______
Net earnings	$ 24,035	$ 25,938	$ 2,904	$ (28,842)	$ 24,035
	_____	______	_____	_____	_____

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the six months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Revenue:
Rental	$ -	$ 315,154	$ 91,831	$ -	$ 406,985
Sales	-	112,897	68,822	(14,521)	167,198
	_______	_______	_______	_______	_______
Total revenue	-	428,051	160,653	(14,521)	574,183

Rental expenses	-	165,099	93,153	-	258,252
Cost of goods sold	-	32,477	14,017	(4,376)	42,118
	_______	_______	_______	_______	_______
Gross profit	-	230,475	53,483	(10,145)	273,813

Selling, general and administrative
expenses	-	103,588	27,650	(3,013)	128,225
Research and development expenses	-	10,833	2,140	-	12,973
	_______	_______	_______	_______	_______
Operating earnings	-	116,054	23,693	(7,132)	132,615

Interest income	-	875	227	(84)	1,018
Interest expense	-	(12,887)	(106)	84	(12,909)
Foreign currency loss	-	-	(3,258)	-	(3,258)
	_______	_______	_______	_______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	104,042	20,556	(7,132)	117,466

Income taxes	-	39,952	3,034	(2,460)	40,526
	_______	_______	_______	_______	_______
Earnings before equity
in earnings of subsidiaries	-	64,090	17,522	(4,672)	76,940

Equity in earnings of subsidiaries	76,940	17,522	-	(94,462)	-
	_______	_______	_______	_______	_______
Net earnings	$ 76,940	$ 81,612	$ 17,522	$ (99,134)	$ 76,940
	_____	______	_____	_____	_____

Parent Company Statement of Earnings
For the six months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Revenue:
Rental	$ -	$ 267,644	$ 73,843	$ -	$ 341,487
Sales	-	94,585	39,643	(13,896)	120,332
	______	_______	_______	_______	_______
Total revenue	-	362,229	113,486	(13,896)	461,819

Rental expenses	-	140,479	70,491	-	210,970
Cost of goods sold	-	29,036	10,158	(5,866)	33,328
	______	_______	_______	_______	_______
Gross profit	-	192,714	32,837	(8,030)	217,521

Selling, general and administrative
expenses	-	90,181	18,209	(2,942)	105,448
Research and development expenses	-	12,546	1,761	-	14,307
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	_______	_______	_______
Operating earnings (loss)	(21,803)	89,735	12,867	(5,088)	75,711

Interest income	-	444	85	-	529
Interest expense	-	(29,894)	(708)	708	(29,894)
Foreign currency loss	-	-	(263)	-	(263)
	______	_______	_______	_______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(21,803)	60,285	11,981	(4,380)	46,083

Income taxes (benefit)	(8,540)	23,792	2,915	(1,577)	16,590
	_______	_______	_______	_______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(13,263)	36,493	9,066	(2,803)	29,493
Equity in earnings of subsidiaries	42,756	9,066	-	(51,822)	-
	_______	_______	_______	_______	_______
Net earnings	$ 29,493	$ 45,559	$ 9,066	$ (54,625)	$ 29,493

Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	_______	_______	_______	_______	_______
Net earnings (loss) available to common
shareholders	$ (36,111)	$ 45,559	$ 9,066	$ (54,625)	$ (36,111)
	_____	______	_____	_____	_____

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Statement of Cash Flows
For the six months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Cash flows from operating activities:
Net earnings	$ 76,940	$ 81,612	$ 17,522	$ (99,134)	$ 76,940
Adjustments to reconcile net earnings to net
cash provided by operating activities	(59,373)	15,748	5,645	91,060	53,080
	_______	_______	_______	_______	_______
Net cash provided by operating activities	17,567	97,360	23,167	(8,074)	130,020
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(20,202)	(9,759)	-	(29,961)
Increase in inventory to be converted into
equipment for short-term rental	-	(2,200)	-	-	(2,200)
Dispositions of property, plant and
Equipment	-	315	444	-	759
Decrease (increase) in other assets	-	(181)	2,784	(3,050)	(447)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(22,268)	(6,531)	(3,050)	(31,849)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds (repayments) of notes payable, long-
term debt, capital lease and other obligations	-	(75,844)	30	-	(75,814)
Proceeds from exercise of stock options	5,209	-	-	-	5,209
Proceeds from purchase of stock in ESPP	2,131	-	-	-	2,131
Proceeds (payments) on intercompany
investments and advances	(6,962)	18,503	(8,268)	(3,273)	-
Other	(17,945)	3,676	(4,019)	18,288	-
	_______	_______	_______	_______	_______
Net cash used by financing activities	(17,567)	(53,665)	(12,257)	15,015	(68,474)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
Cash and cash equivalents	-	-	-	(3,891)	(3,891)
	_______	_______	_______	_______	_______
Net increase in cash and
cash equivalents	-	21,427	4,379	-	25,806
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	_______	_______	_______
Cash and cash equivalents, end
of period	$ -	$ 106,330	$ 43,842	$ -	$ 150,172
	_____	_____	_____	_____	_____

Condensed Consolidating Guarantor, Non-Guarantor And
Parent Company Statement of Cash Flows
For the six months ended June 30, 2004
(dollars in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	Sidiaries
Cash flows from operating activities:
Net earnings	$ 29,493	$ 45,559	$ 9,066	$ (54,625)	$ 29,493
Adjustments to reconcile net earnings to net
cash provided by operating activities	(12,584)	(19,090)	1,416	50,240	19,982
	_______	_______	______	______	_______
Net cash provided by operating activities	16,909	26,469	10,482	(4,385)	49,475
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(28,010)	(10,382)	(3,984)	(42,376)
Increase in inventory to be converted into
equipment for short-term rental	-	(4,800)	-	-	(4,800)
Dispositions of property, plant and
equipment	-	976	317	-	1,293
Decrease (increase) in other assets	-	(2,912)	2,328	320	(264)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(34,746)	(7,737)	(3,664)	(46,147)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of notes payable, long-term debt,
capital lease and other obligations	-	(186,124)	(53)	-	(186,177)
Initial public offering of common stock:
Proceeds from issuance of common stock	105,000	-	-	-	105,000
Stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds from exercise of stock options	8,214	-	-	-	8,214
Proceeds (payments) on intercompany
investments and advances	(118,328)	104,938	13,047	343	-
Other	(1,191)	2,653	(9,500)	8,038	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(16,909)	(78,533)	3,494	8,381	(83,567)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(332)	(332)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(86,810)	6,239	-	(80,571)
Cash and cash equivalents,
beginning of period	-	129,695	26,369	-	156,064
	_______	_______	______	______	_______
Cash and cash equivalents, end
of period	$ -	$ 42,885	$ 32,608	$ -	$ 75,493
	_______	_______	______	______	_______

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Risk Factors” below.

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes while helping to reduce the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been clinically demonstrated to help promote wound healing and reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address complications such as skin breakdown associated with immobility and obesity.

      We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International. Operations in the United States accounted for approximately 72% of our revenue for the six months ended June 30, 2005.

      We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the six months ended June 30, 2005, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated from the acute care setting.

      Since the fourth quarter of 2000, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 73% of total revenue for the six months ended June 30, 2005, up from 68% for the same period in 2004.  Over the past several years, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe was caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

      We believe that the key factors underlying V.A.C. growth over the past year have been:

             -  Improving V.A.C. acceptance among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

             -  Market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy.  Recent advances include the use of V.A.C. in open abdominal wounds, dehisced sternal wounds and infected wounds, and for the instillation of wound treatment fluids.

             -  Strengthening our contractual relationships with third-party payers.

      We continue to focus our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians who serve the largest number of wound care patients. In order to meet our goal of increasing physician awareness, we increased our total sales force by approximately 290 employees in the fiscal year of 2004 and 72 employees in the first six months of 2005.

      Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration. We continue to benefit from the rollout of the V.A.C.ATS and the V.A.C. Freedom, which began in late 2002.  We believe these advanced systems have increased customer acceptance and the perceived value of V.A.C. therapy. We have also benefited from the introduction of four new dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.

      At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

      Our other major product line, therapeutic surfaces, has continued to grow modestly internationally, while remaining stable in the U.S.   Therapeutic surfaces revenue accounted for approximately $155.8 million in revenue in the first six months of 2005, up from $147.0 million in the prior-year period.

Recent Developments

      On July 22, 2005, we made an optional debt prepayment of $50.0 million on our senior credit facility and wrote off approximately $887,000 in capitalized loan issuance costs.  As of that date, the remaining outstanding balances on our senior credit facility and our 7 3/8% Senior Subordinated Notes due 2013 were $221.9 million and $97.8 million, respectively.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing the second quarter of 2005 to the second quarter of 2004 and the first six months of 2005 to the first six months of 2004:

	Revenue Relationship

	Three months ended June 30,			Six months ended June 30,
			%			%
	2005	2004	Change	2005	2004	Change
Revenue:
Rental	72%	74%	20.2%	71%	74%	19.2%
Sales	28	26	35.4	29	26	38.9
	___	___		___	___
Total revenue	100%	100%	24.1%	100%	100%	24.3%

Rental expenses	45	45	22.3	45	46	22.4
Cost of goods sold	7	7	28.8	7	7	26.4
	___	___		___	___
Gross profit	48	48	25.2	48	47	25.9

Selling, general and administrative expenses	23	23	23.2	23	23	21.6
Research and development expenses	2	3	(5.9)	2	3	(9.3)
Initial public offering expenses	-	-	-	-	4	-
Secondary offering expenses	-	1	-	-	1	-
	___	___		___	___
Operating earnings	23	21	38.7	23	16	75.2

Interest income	-	-	215.2	-	-	92.4
Interest expense	(2)	(5)	(50.7)	(2)	(6)	(56.8)
Foreign currency gain (loss)	-	-	-	(1)	-	-
	___	___		___	___
Earnings before income taxes	21	16	61.7	20	10	154.9

Income taxes	7	6	54.9	7	4	144.3
	___	___		___	___
Net earnings	14%	10%	65.4%	13%	6%	160.9%
	___	___		___	___

       The following table sets forth, for the periods indicated, total revenue for advanced wound systems and therapeutic surfaces and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2005	2004	Change	2005	2004	Change
Total Revenue:
V.A.C.
Rental	$ 150,247	$ 116,860	28.6%	$ 283,023	$ 220,141	28.6%
Sales	70,663	49,621	42.4	135,389	94,650	43.0
	_______	_______		_______	_______
Total V.A.C.	220,910	166,481	32.7	418,412	314,791	32.9

Therapeutic surfaces/other
Rental	60,802	58,719	3.5	123,962	121,346	2.2
Sales	12,499	11,785	6.1	31,809	25,682	23.9
	_______	_______		_______	_______
Total therapeutic surfaces/other	73,301	70,504	4.0	155,771	147,028	5.9

Total rental revenue	211,049	175,579	20.2	406,985	341,487	19.2
Total sales revenue	83,162	61,406	35.4	167,198	120,332	38.9
	_______	_______		_______	_______
Total Revenue	$ 294,211	$ 236,985	24.1%	$ 574,183	$ 461,819	24.3%
	_______	_______		_______	_______
USA Revenue:
V.A.C.
Rental	$ 126,761	$ 101,447	25.0%	$ 238,910	$ 191,354	24.9%
Sales	45,253	34,602	30.8	84,667	66,284	27.7
	_______	_______		_______	_______
Total V.A.C.	172,014	136,049	26.4	323,577	257,638	25.6

Therapeutic surfaces/other
Rental	38,116	37,406	1.9	77,073	77,207	(0.2)
Sales	6,450	6,193	4.1	13,455	14,744	(8.7)
	_______	_______		_______	_______
Total therapeutic surfaces/other	44,566	43,599	2.2	90,528	91,951	(1.5)

Total USA rental	164,877	138,853	18.7	315,983	268,561	17.7
Total USA sales	51,703	40,795	26.7	98,122	81,028	21.1
	_______	_______		_______	_______
Total - USA Revenue	$ 216,580	$ 179,648	20.6%	$ 414,105	$ 349,589	18.5%
	_______	_______		_______	_______
International Revenue:
V.A.C.
Rental	$ 23,486	$ 15,413	52.4%	$ 44,113	$ 28,787	53.2%
Sales	25,410	15,019	69.2	50,722	28,366	78.8
	_______	_______		_______	_______
Total - V.A.C.	48,896	30,432	60.7	94,835	57,153	65.9

Therapeutic surfaces/other
Rental	22,686	21,313	6.4	46,889	44,139	6.2
Sales	6,049	5,592	8.2	18,354	10,938	67.8
	_______	_______		_______	_______
Total therapeutic surfaces/other	28,735	26,905	6.8	65,243	55,077	18.5

Total International rental	46,172	36,726	25.7	91,002	72,926	24.8
Total International sales	31,459	20,611	52.6	69,076	39,304	75.7
	_______	_______		_______	_______
Total - International Revenue	$ 77,631	$ 57,337	35.4%	$ 160,078	$ 112,230	42.6%
	_______	_______		_______	_______

       Total Revenue.  Total revenue for the second quarter of 2005 was $294.2 million, an increase of $57.2 million, or 24.1%, from the prior-year period.  Total revenue for the first six months of 2005 was $574.2 million, an increase of $112.4 million, or 24.3%, from the prior-year period.  The growth in total revenue over the prior period was due primarily to increased rental and sales volumes for V.A.C. systems and related disposables.  The growth in V.A.C. revenue was attributable to increased physician awareness of the benefits of V.A.C. therapy, increased product adoption across wound types, and the increased worldwide availability and acceptance of the V.A.C.ATS and V.A.C. Freedom.  Foreign currency exchange movements accounted for 1.8% and 2.0% of the increase in total revenue in the second quarter and first six months of 2005, respectively, compared to the corresponding periods of the prior year.

      Domestic Revenue.  Total domestic revenue was $216.6 million for the second quarter of 2005 and $414.1 million for the first six months of 2005, representing increases of 20.6% and 18.5%, respectively, as compared to the prior-year periods.  Total domestic V.A.C. revenue was $172.0 million for the second quarter of 2005 and $323.6 million for the first six months of 2005, representing increases of 26.4% and 25.6%, respectively, as compared to the prior-year periods.  Domestic V.A.C. rental revenue of $126.8 million for the second quarter of 2005 increased $25.3 million, or 25.0%, due to a 26.6% increase in average units on rent compared to the prior-year period.  For the first six months of 2005, domestic V.A.C. rental revenue of $238.9 million increased $47.6 million, or 24.9%, due to a 27.3% increase in average units on rent as compared to the prior-year period. The unit increases were partially offset by a 1.3% and 1.4% decline in the average V.A.C. rental pricing during the second quarter and first six months of 2005, respectively, primarily attributable to moving non-contracted payers in the home care market to contracted pricing.  Entering into payer agreements with non-contracted payers has the effect of decreasing the price paid by such payers while improving the collections and payment cycles of such payers.  Domestic V.A.C. sales revenue of $45.3 million in the second quarter of 2005 and $84.7 million in the first six months of 2005 increased 30.8% and 27.7%, respectively, from the prior-year periods. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals and a shift in pricing methodology for managed care organizations away from all-inclusive pricing.

       Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe was caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.  We experienced a similar seasonal slowing of our growth of V.A.C. revenue beginning in December 2004 and lasting through January 2005.

       Domestic therapeutic surfaces/other revenue was $44.6 million for the second quarter of 2005, an increase of 2.2% compared to the prior-year period.  For the first six months of 2005, domestic therapeutic surfaces/other revenue was $90.5 million, a decrease of 1.5% compared to the prior-year period due primarily to lower sales.  For the second quarter of 2005, domestic therapeutic surfaces rental revenue of $38.1 million increased 2.0%, as compared to the prior-year period, primarily due to a 1.5% increase in average units on rent as compared to the prior-year quarter.  The average daily rental price was stable compared to the prior-year quarter.  For the first six months of 2005, domestic therapeutic surfaces rental revenue of $77.0 million was comparable to the prior-year period.  The average number of units on rent was essentially flat compared to the prior-year period.

      International Revenue.  Total international revenue was $77.6 million for the second quarter of 2005 and $160.1 million for the first six months of 2005, representing increases of 35.4% and 42.6%, respectively, from the prior-year periods as a result of increased V.A.C. demand, a $7.7 million government-funded sale of V.A.C. and surface products in Canada during the first quarter of 2005 and favorable foreign currency exchange movements.  Favorable foreign currency exchange movements contributed 7.3% to the variance in the second quarter of 2005 and 8.2% to the variance in the first six months of 2005.

       Total international V.A.C. revenue was $48.9 million in the second quarter of 2005 and $94.8 million in the first six months of 2005, representing increases of 60.7% and 65.9%, respectively, from the prior-year periods.  Foreign currency exchange movements favorably impacted international V.A.C. revenue and accounted for 8.6% and 9.8% of the increase from the second quarter and first six months of the prior year, respectively.  International V.A.C. rental revenue of $23.5 million for the second quarter of 2005 increased $8.1 million, or 52.4%, due to a 47.2% increase in average units on rent per month partially offset by a 1.4% decrease in average rental price driven by product mix changes.  For the first six months of 2005, international V.A.C. rental revenue of $44.1 million increased $15.3 million, or 53.2%, due to a 46.9% increase in average units on rent per month.  The average rental price for the first six months of 2005 was essentially flat as compared to the prior-year period.  International V.A.C. sales revenue of $25.4 million in the second quarter of 2005 and $50.7 million in the first six months of 2005 increased 69.2% and 78.8%, respectively, from the prior-year periods due primarily to overall increased sales of V.A.C. disposables and increased price realization from the sale of higher therapy disposables.

       International therapeutic surfaces/other revenue was $28.7 million for the second quarter of 2005 and $65.2 million for the first six months of 2005, representing increases of 6.8% and 18.5%, respectively, from the prior-year periods. During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces in Canada.   Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue for the second quarter and first six months of 2005, representing 5.8% and 6.6%, respectively, of the increases from the prior-year periods.  The remaining increase was primarily due to an 8.3% and 6.8% increase in the average number of therapeutic surface rental units on rent for the second quarter and first six months of 2005, respectively, compared to the prior-year periods. This increase was partially offset by 6.9% and 5.8% declines in average rental pricing during the second quarter and first six months of 2005, respectively.  The decline in average rental price resulted primarily from competitive pressures and changes in product mix.

      Rental Expenses.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total rental revenue, were 62.1% in the second quarter of 2005 as compared to 61.1% in the prior-year quarter and 63.5% in the first six months of 2005 as compared to 61.8% in the prior-year period.   This increase was due primarily to an increase in our sales force headcount from approximately 1,270 at June 30, 2004 to 1,515 at June 30, 2005.  Additionally, we increased our investment in product marketing which was partially offset by efficiencies recognized in our service model.

      Cost of Goods Sold.  Cost of goods sold were $21.3 million in the second quarter of 2005 and $42.1 million in the first six months of 2005, representing increases of 28.8% and 26.4% respectively, over the prior-year periods.  Sales margins in the second quarter of 2005 increased to 74.3% compared to 73.0% in the prior-year quarter.  In the first six months of 2005, sales margins increased to 74.8% compared to 72.3% in the prior-year period.  The increased margins were due to favorable changes in our product mix, continued cost reductions resulting from our global supply contract for V.A.C. disposables, the shift away from all-inclusive pricing arrangements with managed care organizations and favorable profit margins on the Canadian sale in the first quarter of 2005.

      Gross Profit.  Gross profit was $141.7 million in the second quarter of 2005 and $273.8 million in the first six months of 2005, representing increases of 25.2% and 25.9%, respectively, over the prior-year periods.  Gross profit margin in the second quarter of 2005 was 48.2%, up from 47.8% in the prior-year quarter.  For the first six months of 2005, gross profit margin was 47.7%, up from 47.1% in the prior-year period.   Purchase discounts under an agreement with a primary supplier, strong margins on our Canadian sale in the first quarter of 2005 and efficiency improvements in our service model all contributed to the margin expansion.

      Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.1% of total revenue in the second quarter of 2005 compared to 23.3% in the prior-year period.  In the first six months of 2005, these expenses represented 22.3% of total revenue compared to 22.8% in the prior-year period.  Selling, general and administrative expenses include administrative labor and incentive compensation costs, product licensing expense, insurance costs, professional fees, depreciation, bad debt expense and finance and information systems costs.

      Research and Development Expenses.  Research and development expenses in the second quarter of 2005 were $6.8 million and represented 2.3% of total revenue as compared to 3.0% in the prior-year quarter.  In the first six months of 2005, these expenses were $13.0 million and represented 2.3% of total revenue as compared to 3.1% in the prior-year period.  Clinical spending was consistent as a percentage of revenue as compared to the prior-year periods.  The decline in research and development spending was due primarily to the termination of one research and development project and the timing of spending on other ongoing research and development projects.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair and new applications of V.A.C. technology.  We anticipate our rate of spending on research and development will increase in future periods.

      Public Equity Offering Expenses.  In the first six months of 2004, we paid bonuses of $19.3 million, including related payroll taxes, and incurred approximately $562,000 of professional fees and other miscellaneous expenses in connection with our IPO.  In addition, we incurred $2.2 million in professional fees and other miscellaneous expenses in connection with our secondary offering, which was completed in June 2004.

      Operating Earnings.  Operating earnings for the second quarter of 2005 increased $18.7 million, or 38.7%.  Operating margins increased to 22.7% from 20.4% in the prior-year period.  For the first six months of 2005, operating earnings increased $56.9 million, or 75.2%, and operating margins increased to 23.1% from 16.4% in the prior-year period.  Prior year operating margins were unfavorably impacted by the expenses incurred in connection with our 2004 stock offerings.

       Interest Expense.  Interest expense in the second quarter of 2005 was $5.4 million compared to $11.1 million in the prior-year period.  Interest expense for the second quarter of 2004 included the payment of bond purchase premiums of $2.4 million and the write-off of $1.2 million of loan issuance costs on debt retired.  The remaining variance of approximately $2.1 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior-year period.  In the first six months of 2005, interest expense was $12.9 million compared to $29.9 million in the prior-year period.  Interest expense for the first six months of 2004 included the payment of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $4.5 million of loan issuance costs on debt retired during the period.  The remaining variance of approximately $4.8 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior-year period, partially offset by the write-off of loan issuance costs of $1.4 million associated with the $75.0 million debt prepayment on our senior credit facility in the first six months of 2005.

      Net Earnings.  Net earnings for the second quarter of 2005 were $39.8 million, an increase of $15.7 million, or 65.4%, from the prior-year quarter.   Net earnings for the first six months of 2005 were $76.9 million, an increase of $47.4 million, or 160.9%, from the prior-year period.  Net earnings in 2004 were unfavorably impacted by the expenses incurred in connection with our stock offerings and debt prepayments.  The effective income tax rate for the second quarter and first six months of 2005 was 34.5% compared to 36.0% for the prior-year periods. The income tax rate reduction was primarily attributable to a higher proportion of taxable income being generated in lower tax jurisdictions.

      Net Earnings (Loss) per Share Available to Common Shareholders.   Diluted net earnings per share available to common shareholders was $0.54 in the second quarter of 2005 compared to $0.34 in the prior-year quarter.For the first six months of 2005, diluted net earnings per share available to common shareholders was $1.05 compared to a net loss per diluted share of $0.63 in the prior-year period, which was unfavorably impacted by expenses and preferred stock dividends associated with our stock offerings and debt prepayments.

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

Sources of Capital

     Based upon the current level of operations, we believe our cash on hand, as well as anticipated cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months. During the first six months of 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six months ended June 30,
	2005		2004

Net cash provided by operating activities	$ 130,020		$ 49,475	(1)
Net cash used by investing activities	(31,849)		(46,147)
Net cash used by financing activities	(68,474)	(2)	(83,567)	(3)
Effect of exchange rates changes on cash
and cash equivalents	(3,891)		(332)
	______		______
Net increase (decrease) in cash and
cash equivalents	$ 25,806		$ (80,571)
	______		______

(1) Cash flow from operations includes $21.6 million of after-tax expenses associated with our stock offerings and debt prepayments. Working capital changes include a tax payment of $26.3 million primarily related to an anti-trust litigation settlement we reached in 2002. In addition, the current income tax payable reflects tax benefits of $7.2 million associated with our stock offerings and debt prepayments, which we realized in the first six months of 2004.
(2) This amount includes debt prepayments totaling $75.0 million on our senior credit facility.
(3) This amount includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, prepayment of $80.0 million on our senior credit facility and purchase of $106.1 million of our 7 3/8% Senior
Subordinated Notes due 2013.

     At June 30, 2005, cash and cash equivalents of $150.2 million were available for general corporate purposes. On July 22, 2005, we used $50 million of these funds to prepay debt under our senior credit facility.  At June 30, 2005, availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

     At June 30, 2005, we had current assets of $484.6 million, including $34.3 million in inventory, and current liabilities of $228.9 million resulting in a working capital surplus of approximately $255.7 million compared to a surplus of $233.7 million at December 31, 2004. The increase in our working capital balance of approximately $22.0 million was related primarily to increased cash from operations during the first six months of 2005 decreased by the prepayment of $75.0 million in long-term debt during the first quarter.

     If rental and sales volumes for V.A.C. systems and related disposables continue to increase, and a significant portion of such an increase is generated in the home care market, we could experience increasing accounts receivable due to the extended payment cycles associated with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles.  As of June 30, 2005, we had $256.6 million of receivables outstanding, net of reserves of $64.4 million for doubtful accounts.  Our receivables were outstanding for an average of 79 days at June 30, 2005, which was an improvement from 82 days at June 30, 2004 and 85 days at December 31, 2004.  This is due primarily to strong cash collections in the first six months of 2005.

Capital Expenditures

     During the first six months of 2005 and 2004, we made capital expenditures of $30.0 million and $42.4 million, respectively, primarily on expanding the rental fleet and information technology purchases.  As of June 30, 2005, we had commitments to purchase new product inventory of $23.7 million over the next twelve months.  Other than commitments for new product inventory, we had no material long-term purchase commitments as of the end of the period.

Debt Service

     As of June 30, 2005, scheduled principal payments under our senior credit facility for the years 2005, 2006 and 2007 were $1.4 million, $2.8 million and $2.8 million, respectively. To the extent that we have excess cash, we may use it to reduce our outstanding debt.  On July 22, 2005, we made an optional debt prepayment of $50.0 million on our senior credit facility and wrote off approximately $887,000 in capitalized loan issuance costs.

Senior Credit Facility.   Our senior credit facility consists of a term loan facility and a revolving credit facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, maturity dates, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2005 (in thousands):

Amount Available
		Effective	Amounts	For Additional
Senior Credit Facility	Maturity	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,051 (1)
Term loan facility	August 2010	4.57% (2)	271,907	-
			_______	______
Total			$ 271,907	$ 88,051
			_______	_____

(1) At June 30, 2005, amounts available under the revolving portion of our credit facility reflected a reduction of $11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2005 was 5.24%.

7 3/8% Senior Subordinated Notes due 2013:   On August 11, 2003, we issued an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  As of June 30, 2005, $97.8 million principal amount of the notes remained outstanding.  We may purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of June 30, 2005, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of $2.0 million.  As a result of interest rate protection agreements, we recorded a reduction in interest expense of approximately $389,000 in the first six months of 2005 and recorded interest expense of approximately $2.4 million in the first six months of 2004.

Long-Term Commitments

     During the first six months of 2005, we paid down $75.0 million in long-term debt obligations under our senior credit facility.  The following table summarizes our long-term debt obligations as of June 30, 2005, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2005	$ 1,388
2006	2,925
2007	2,775
2008	2,775
2009	2,775
Thereafter	357,265

      On July 22, 2005, we made an optional debt prepayment of $50.0 million on our senior credit facility which will reduce the annual payments required under the agreement.

Critical Accounting Estimates

     For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations‑Critical Accounting Estimates."

New Accounting Pronouncement

     In December 2004, FASB issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award.  KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCIhas begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI is also evaluating the use of different valuation models to determine the fair value of stock-based compensation, although no model selection has been made to date.  KCI believes the adoption of SFAS 123R will have a significant impact on future results of operations, regardless of the valuation technique used.  If we were to continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123R on January 1, 2006 would result in additional compensation expense of approximately $6– $8 million, after taxes, for 2006.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as required under current literature.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options) the amount of tax benefits recognized as operating cash flows in the first six-months of 2005 and 2004 was $17.0 million and $30.2 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems.  In this regard, BlueSky Medical Corporation has introduced a medical device that is being marketed to directly compete with V.A.C. systems. BlueSky has received FDA clearance of its pump and one of its dressings.  BlueSky has announced that a large midwest managed care organization has implemented a coverage policy for its product.  We believe the BlueSky device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights.  While we have successfully challenged the marketing of imitative V.A.C. systems by several European companies, we may not be successful in our challenge of BlueSky and may not prevail in the pending litigation.  If these competitors or others are able to legally develop and market their products or obtain Medicare coverage or other third-party reimbursement for a functionally or clinically equivalent competing product, our position in the wound care market could substantially erode or our pricing of V.A.C. systems may decline significantly, either of which would materially and adversely affect our operating results.  In the U.S., our therapeutic surfaces business primarily competes with the Hill Rom Company and in Europe with Huntleigh Healthcare and Pegasus Limited. We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete or that our competitors may effectively limit our market access through sole source contracts with GPOs, large health care providers or third-party payers, which also would adversely affect our operating results.

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
      -  clinical studies that may be published regarding the efficacy of V.A.C. therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
      -  developments or any adverse determination in our pending litigation;
      -  third-party government or private reimbursement policies with respect to V.A.C. treatment; and
      -  new or enhanced competition in our primary markets.

     We believe that the trading price of our common stock has been favorably affected by our historical rates of growth in revenue and earnings per share. We do not expect that these growth rates are sustainable. Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns. We believe that the seasonal slowdown in the first quarter of 2005 was further impacted by the increase in our sales force during the fourth quarter of 2004, which had a negative impact on productivity during the fourth quarter of 2004 and the first quarter of 2005. We do not know if our beliefs will prove accurate or if this historical experience will prove to be indicative of future periods. In any event, the adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease. In any event, if we are unable to realize continued growth rates consistent with our expectations or those of the analysts covering us, as a result of the foregoing or other factors, we would expect to realize an immediate and substantial decline in the trading price of our stock. We would expect a similar or more significant decline in the trading price of our stock if we are unable to meet our published revenue and earnings guidance or the projections of the equity research analysts covering KCI.

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

     In 2003, we filed a lawsuit against BlueSky Medical Corporation, Medela, Inc., Medela AG, and Patient Care Systems, Inc. alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky.  We are seeking damages and injunctive relief in the case.  BlueSky and Medela filed answers to the complaint and asserted counterclaims against us for declarations of non-infringement, patent invalidity and violations of federal anti-trust laws.  We may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we are unable to do so, BlueSky and others may begin marketing functionally or clinically equivalent competing products, which could erode our market position or cause the pricing of V.A.C. systems to decline significantly, either of which would materially and adversely affect our operating results.

     Similarly, the primary European V.A.C. patent, which we rely upon for patent protection in Europe, was subject to an opposition proceeding before the Opposition Division of the European Patent Office. The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003, pursuant to a written interlocutory decision issued May 19, 2004.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is polymer foam.  Under European patent law, the "screen means" would include equivalents to polymer foam.  The screen means helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth.  In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means.  We use two different types of polymer foams as the screen means in our V.A.C. systems.  Wake Forest and Paul Hartmann A.G. have appealed to the European Patent Office Board of Appeals in Munich, Germany.  Mondomed N.V. has entered into a settlement with us.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents would remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that this decision will affect U.S. patents.   The restriction on the type of screen means covered by the patent may lead competitors to believe that they can enter the market with products using screen means other than polymer foam. Although we do not believe that competitors seeking to "design around" our patents with products using another type of screen means would be as effective as the V.A.C., such products, if successfully marketed, could erode our market position or cause the pricing of V.A.C. systems to decline significantly, either of which would materially and adversely affect our operating results.

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

      For the past several years, KCI has been conducting a number of clinical studies designed to test the efficacy of V.A.C. across targeted wound types.  A successful clinical trial program is necessary to maintaining and increasing sales of V.A.C. products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in, Europe, Canada and Japan.  If a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy of V.A.C. therapy, physicians may elect not to use V.A.C. therapy as a treatment for the type of wound in question or generally.  Furthermore, in the event of an adverse clinical trial, V.A.C. therapy may not achieve “standard-of-care” designations for the wound types in question, which could as a result, deter the adoption of V.A.C. in those wound types or others.  Moreover, if we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. therapy, limit the manner in which they cover V.A.C. therapy, or reduce the price they are willing to pay or reimburse for V.A.C. therapy.

      In recent months, we have discontinued three clinical trials relating to V.A.C.  In a sternal wound study, we terminated the trial because physicians refused on ethical grounds to allow their patients to be assigned to the control group.  In an open fracture trial, patient enrollment was unacceptably low because standard surgical practice moved to closing compound fractures wounds rather than leaving them open through completion of the healing process, which was the primary endpoint of the trial.  We also terminated an open abdominal wound study because the trial produced data for a range of wound types that was too broad to have meaningful statistically significant results.  We have recently completed two trials which are in the process of being submitted for publication, but no assurance can be given that these studies will ultimately be published in major journals or otherwise widely disseminated to physicians who prescribe our products.  If we are unable to complete or publish successful clinical trial results, our business and operating results could be negatively impacted.

      In December 2004, the Agency for Healthcare Research and Quality (AHRQ) released a technology assessment on negative pressure therapy for wound healing. The report indicated that the body of evidence it reviewed was insufficient to support conclusions about the efficacy of V.A.C. therapy.  While commenting favorably on our then-ongoing clinical trials, the assessment only reviewed six randomized controlled clinical trials on the V.A.C. and did not address the substantial body of other clinical evidence.  However, this report’s conclusions are generally consistent with technology assessment reports that have been released by others regarding V.A.C. therapy. We believe that clinicians and payers evaluate a broader range of clinical evidence than was considered in the report.  Although the technology assessment does not have any legal or binding effect, any technology assessment which is negative, including the above-mentioned report, could impede further adoption of the V.A.C. or cause usage of our V.A.C. systems to decline, which would materially and adversely affect our business and operating results.

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

     In 2003, the Centers for Medicare and Medicaid Services, or CMS, issued new regulations on inherent reasonableness of such charges.  While these regulations do not have an impact on us currently, future coverage or payment decisions could impact our V.A.C. systems or any of our other products. If providers, suppliers and other users of our products and services are unable to obtain sufficient reimbursement for the provision of our products, demand for our products will decrease. In addition, under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, a number of changes were made to the Medicare payment methodology for items of DME, including certain payment freezes, a competitive bidding program and clinical and quality standards. We have recently been informed that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in competitive bidding. CMS is currently conducting a pilot technology assessment on negative pressure wound therapy as part of the strategic evaluation of the regulatory requirements for competitive bidding. The assessment will be based on clinical benefits, functional design and cost of the intervention. Because this is a pilot assessment with no specific targeted use, neither the outcome nor the impact of the assessment can be predicted at this time.  However, even an assessment that is merely perceived to be negative could aversely affect the reimbursement of the V.A.C.

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

We are involved in a number of legal proceedings that are costly to defend and, if adversely determined, could materially and adversely affect our operating results.

     We presently are involved with a number of legal proceedings relating to our products and the intellectual property rights of ourselves and others.  For example, in 2003, we filed a lawsuit against BlueSky Medical Corporation, Medela, Inc., Medela AG, and Patient Care Systems, Inc. alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. We are seeking damages and injunctive relief in the case. We may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we are unable to do so, BlueSky and others may, among other things, gain access to our V.A.C. markets, which could erode our market position or cause the pricing of V.A.C. systems to decline, either of which would materially and adversely affect our operating results.

     Similarly, in 1992, Novamedix Limited filed a lawsuit against us alleging, among other things, that the PlexiPulse product manufactured by us infringes several patents held by Novamedix. Novamedix seeks injunctive relief and significant monetary damages.  Since that time, a federal Magistrate has made a number of rulings relating to the interpretation of the patents inconsistent with our position, which have been affirmed by the trial court.  A trial date in the case has been set.  We may not prevail in this litigation, and if we are unable to do so, we expect that the damages that may be awarded to Novamedix would be significant.

     We expect similar litigation may arise in the future.  We also are subject to product liability litigation and risk arising from the manufacture and marketing of our medical products. The costs of pursuing or defending this litigation and other litigation that may arise may be substantial.  Any adverse determination also could materially and adversely affect our operating results.

We may be subject to claims audits that would harm our business and financial results.

     As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs. The billing, documentation and other practices of health care suppliers are subject to scrutiny, including claims audits. To ensure compliance with Medicare regulations, contractors, such as the DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Because we are a DME supplier, those audits involving home use include review of patient claims records. Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us. In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation. In addition, private payers may also conduct audits, such as one recently conducted by Michigan Blue Cross.  We reviewed a preliminary report of their findings and filed a response in December 2004.  Although no abusive or fraudulent practices were identified by the payer, it is unclear what refunds or recoupments will be expected based on claims reviews. KCI will have appeal rights with regard to any such determinations.

Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier.

     We obtain some of our finished products and components included in our products from a limited group of suppliers, and, in one case, a sole-source supplier. We have entered into a sole-source agreement with Avail Medical Products, Inc., or Avail, for V.A.C. disposables. This supply agreement was recently extended through October 2007, with automatic extensions for additional twelve-month periods if neither party gives notice of termination. V.A.C. disposables represented approximately 22% of our revenue for the six months ended June 30, 2005. V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. rental unit in conjunction with the related V.A.C. disposables. We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe. Additionally, we have ensured that Avail has duplicate manufacturing facilities, tooling, and raw material resources for the production of our disposables.  Any shortage of V.A.C. disposables could lead to lost revenue from decreased V.A.C. rentals. If we lose any supplier or if a sole-source supplier experiences any manufacturing problems, we could be required to qualify one or more replacement suppliers and may be required to conduct a significant level of process and component validation to incorporate new suppliers of components included in our products. The need to change suppliers to provide us with components might cause material delays in delivery, which could negatively impact revenue, or might otherwise cause significantly increased costs.

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

     Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of June 30, 2005, we have six interest rate swap agreements pursuant to which we have fixed the rates on $250.0 million, or 91.9%, of our variable rate debt as follows:

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

     The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of June 30, 2005.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date as of June 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long‑term debt
Fixed rate	$ -	$ 150	$ -	$ -	$ -	$ 97,846	$ 97,996	$ 102,888
Average interest rate	-	7.000%	-	-	-	7.375%	7.374%
Variable rate	$ 1,388	$ 2,775	$ 2,775	$ 2,775	$ 2,775	$ 259,419	$ 271,907	$ 271,907
Average interest rate	5.240%	5.240%	5.240%	5.240%	5.240%	5.240%	5.240%
Interest rate swaps (1)
Variable to fixed	$ 100,000	$ 150,000	$ -	$ -	$ -	$ -	$ 250,000	$ (2,007)
Average pay rate	2.143%	2.774%	-	-	-	-	2.521%
Average receive rate	3.458%	3.490%	-	-	-	-	3.477%

(1) Interest rate swaps are included in the variable rate debt under long-term debt. As of June 30, 2005, the fair value of our swap agreements were positive in the aggregate and recorded as an asset.

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

     We maintain no other derivative instruments to mitigate our exposure to currency translation and/or transaction risk. International operations reported operating profit of $25.6 million for the six months ended June 30, 2005. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2005 would change our net income for the six months ended June 30, 2005 by approximately $1.7 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      On August 28, 2003, KCI, KCI Licensing Inc., KCI USA, Inc. and Wake Forest University Health Sciences filed a lawsuit against BlueSky Medical Corporation, Medela, Inc., Medela AG and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division, alleging infringement of multiple claims under two V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. In addition to patent infringement, we asserted causes of action for breach of contract, tortious interference and unfair competition. We are seeking damages and injunctive relief in the case.  BlueSky and Medela filed answers to the complaint and asserted counterclaims against us for declarations of non-infringement, patent invalidity and violations of federal anti-trust laws. BlueSky also filed a counterclaim alleging that the marketing of the V.A.C. system violates federal anti-trust laws.  In the future, BlueSky could assert additional claims or seek to redesign its products in a manner that does not infringe our patents.  On June 28, 2005, the Court issued a ruling on the Markman hearing in the case, construing certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruling that other terms were definite and did not require construction by the Court.  The Court has separately granted leave for both sides to file amended pleadings in the case.  KCI’s amended pleadings assert infringement of an additional patent, U.S. Patent number 5,645,081 (the “081 patent”).  The 643 and 081 patents are both owned by Wake Forest University and licensed exclusively to KCI.  The defendants’ amended pleadings include additional anti-trust allegations against KCI.  As a result of the amended pleadings, it is possible that an additional Markman hearing could be held.  A new trial date has not yet been set for the case.  Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we are unable to do so, BlueSky and others may gain access to our V.A.C. markets, which could erode our market position or cause the pricing of V.A.C. systems to decline significantly, either of which would materially and adversely affect our operating results.

     On February 21, 1992, Novamedix Limited filed a lawsuit against us in the United States District Court for the Western District of Texas, San Antonio Division. Novamedix manufactures a product that directly competes with one of our vascular products, the PlexiPulse. The suit alleges that PlexiPulse infringes several patents held by Novamedix, that we breached a confidential relationship with Novamedix and a variety of ancillary claims. Novamedix seeks injunctive relief and monetary damages. On April 12, 2004, a federal Magistrate completed a review of our motion for summary judgment. In his Memorandum and Recommendation on the summary judgment motions in the case, the Magistrate recommended to the Federal District Court Judge that one of Novamedix's causes of action for false advertising be significantly limited and that one of Novamedix's patent infringement damage theories be denied for summary judgment purposes. The Magistrate recommended that the remainder of our motions for summary judgment be denied. On September 1, 2004, the Magistrate issued a Supplemental Memorandum and Recommendation, and on February 22, 2005, the Magistrate issued a Clarification Order that broadened the claim construction of the Novamedix patents contained in the Supplemental Memorandum. On June 15, 2005, the Supplemental Memorandum and Recommendation and the Clarification Order was confirmed by the Federal District Court Judge in the case. A trial date in the case has been set for January 2006. Although it is not possible to reliably predict the outcome of the litigation, we continue to believe our defenses to Novamedix's claims are meritorious. However, we may not prevail in this litigation, and if we are unable to do so, the damages that may be awarded to Novamedix could be significant.

     On July 1, 1998, Mondomed N.V. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  Mondomed was joined in the opposition by Paul Hartmann A.G. on December 16, 1998.  The patent was upheld at a hearing before a European Patent Office Opposition Division Panel on December 9, 2003, pursuant to a written interlocutory decision issued May 19, 2004.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is polymer foam.  Under European patent law, the "screen means" would include equivalents to polymer foam.  The screen means in the patent, among other things, helps to remove fluid from within and around the wound, distributes negative pressure within the wound, enhances the growth of granulation tissue and prevents wound overgrowth.  In our V.A.C. systems, the foam dressing placed in the wound serves as the screen means.  We use two different types of polymer foams as the screen means in our V.A.C. systems.  Wake Forest and Paul Hartmann A.G. have appealed to the European Patent Office Board of Appeals in Munich, Germany.  Mondomed N.V. has entered into a settlement with us.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents would remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that any decision in this case will affect U.S. patents.

     We are a party to several additional lawsuits arising in the ordinary course of our business.   Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. While provisions have been made in our financial statements for estimated exposures related to these claims and other ordinary course lawsuits where management deemed necessary, these provisions may prove to be inadequate. We have not experienced any significant losses due to product liability claims and we believe that our liability insurance coverage is adequate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On May 24, 2005, we held our Annual Meeting of Shareholders.  At the meeting, our shareholders elected the following individuals to serve as our directors:

Class A Directors:	For	Withheld

James R. Leininger, M.D.	45,120,634	1,457,017
Dennert O. Ware	45,120,568	1,457,083

      Our shareholders further approved and authorized the ratification of the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ended December 31, 2005.  With respect to this matter, 44,917,641 shares were voted in favor of ratification, 1,657,030 shares were voted against, and 2,980 shares abstained.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1)
3.2	Amended and Restated Articles of Incorporation of KCI(1)
3.3	Third Amended and Restated By-laws of KCI(2)
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                KINETIC CONCEPTS, INC.
                                                                                                (REGISTRANT)

Date:       August 4, 2005                                                  By:      /s/  DENNERT O. WARE                                                                                                 Dennert O. Ware
                                                                                                President and Chief Executive Officer
                                                                                                (Duly Authorized Officer)

Date:          August 4, 2005                                               By:      /s/  MARTIN J. LANDON
                                                                                                Martin J. Landon
                                                                                                Vice President and Chief Financial Officer
                                                                                                (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1)
3.2	Amended and Restated Articles of Incorporation of KCI(1)
3.3	Third Amended and Restated By-laws of KCI(2)
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2005.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.