Form 10-Q
period 2005-09-30
KINETIC CONCEPTS INC /TX/
filed 2005-11-04
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 001-09913

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
                                                                                                                                                                                  Yes ___   No     X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                  Yes ___   No  _ X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock: 69,877,955 shares as of October 31, 2005

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

-  projections of revenues, expenditures, earnings, or other financial items;

-  future demand for V.A.C. systems or other products;

-  the expected timing and outcome of pending litigation;

-  expectations for third-party and governmental reimbursement;

-  the plans, strategies and objectives of management for future operations;

-  expectation of market size and market acceptance or penetration of the products and services we offer;

-  expectations for the outcomes of our clinical trials;

-  attracting and retaining customers;

-  competition in our markets;

-  productivity of our sales force;

-  future economic conditions or performance;

-  changes in patient demographics; and

-  any statements of assumptions underlying any of the foregoing.

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include the fluctuations in our operating results and the possible inability to meet our published financial guidance; intense and growing competition that we face; our dependence on our intellectual property; adverse results from pending litigation; our dependence on new technology; the clinical efficacy of V.A.C. therapy relative to alternate devices or therapies and the results from related clinical trials; and third-party and governmental reimbursement policies and collections for our products and those of our competitors. You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI. These forward‑looking statements are made as of the date of this report. KCI disclaims any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 79,491	$ 124,366
Accounts receivable, net	269,313	252,822
Inventories, net	32,881	35,590
Deferred income taxes	23,568	24,836
Prepaid expenses and other current assets	19,680	13,296
	_______	_______
Total current assets	424,933	450,910

Net property, plant and equipment	175,301	183,075
Loan issuance costs, less accumulated amortization of
$11,744 in 2005 and $8,317 in 2004	8,510	11,937
Deferred income taxes	11,808	7,913
Goodwill	49,369	49,369
Other assets, less accumulated amortization of $9,089
in 2005 and $8,748 in 2004	29,199	29,261
	_______	_______
	$ 699,120	$ 732,465
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 42,776	$ 43,246
Accrued expenses and other	146,531	150,317
Current installments of long-term debt	2,420	2,803
Income taxes payable	26,456	20,821
	_______	_______
Total current liabilities	218,183	217,187

Long-term debt, net of current installments	317,483	442,943
Deferred income taxes	10,668	13,170
Other noncurrent liabilities	9,370	8,364
	_______	_______
	555,704	681,664
Shareholders' equity:
Common stock; authorized 225,000 at September 30, 2005
and December 31, 2004; issued and outstanding 69,784
at September 30, 2005 and 68,694 at December 31, 2004	70	69
Preferred stock; authorized 50,000 at September 30, 2005
and December 31, 2004; issued and outstanding 0 at
September 30, 2005 and December 31, 2004	-	-
Additional paid-in capital	551,247	517,354
Deferred compensation	(6,142)	(1,906)
Retained deficit	(412,283)	(488,071)
Accumulated other comprehensive income	10,524	23,355
	_______	_______
Shareholders' equity	143,416	50,801
	_______	_______
	$ 699,120	$ 732,465
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Rental	$ 221,747	$ 188,637	$ 628,732	$ 530,124
Sales	90,601	68,525	257,799	188,857
	_______	_______	_______	_______
Total revenue	312,348	257,162	886,531	718,981

Rental expenses	136,160	112,422	394,412	323,392
Cost of goods sold	22,564	18,816	64,682	52,144
	_______	_______	_______	_______
Gross profit	153,624	125,924	427,437	343,445

Selling, general and administrative expenses	73,269	61,728	201,494	167,176
Research and development expenses	7,724	7,544	20,697	21,851
Litigation settlement expense	72,000	-	72,000	-
Initial public offering expenses	-	-	-	19,836
Secondary offering expenses	-	-	-	2,219
	_______	_______	_______	_______
Operating earnings	631	56,652	133,246	132,363

Interest income and other	2,504	214	3,522	743
Interest expense	(5,989)	(7,566)	(18,898)	(37,460)
Foreign currency gain (loss)	218	1,964	(3,040)	1,701
	_______	_______	_______	_______
Earnings (loss) before income taxes (benefit)	(2,636)	51,264	114,830	97,347

Income taxes (benefit)	(1,484)	18,455	39,042	35,045
	_______	_______	_______	_______
Net earnings (loss)	$ (1,152)	$ 32,809	$ 75,788	$ 62,302

Series A convertible preferred stock dividends	-	-	-	(65,604)
	_______	_______	_______	_______
Net earnings (loss) available to common shareholders	$ (1,152)	$ 32,809	$ 75,788	$ (3,302)
	_______	_______	_______	_______
Net earnings (loss) per share available to
common shareholders:
Basic	$ (0.02)	$ 0.49	$ 1.09	$ (0.05)
	_______	_______	_______	_______
Diluted	$ (0.02)	$ 0.46	$ 1.04	$ (0.05)
	_______	_______	_______	_______
Weighted average shares outstanding:
Basic	69,587	66,767	69,229	60,751
	_______	_______	_______	_______
Diluted	69,587	71,774	73,019	60,751
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$ 75,788	$ 62,302
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	51,213	43,114
Provision for uncollectible accounts receivable	12,979	7,904
Amortization of deferred gain on sale of headquarters facility	(803)	(803)
Write-off of deferred loan issuance costs	2,308	5,127
Non-cash amortization of stock awards	1,196	218
Tax benefit related to exercise of stock options	19,978	42,402
Change in assets and liabilities:
Increase in accounts receivable, net	(27,920)	(46,476)
Decrease (increase) in inventories, net	3,066	(1,059)
Decrease (increase) in current deferred income taxes, net	1,268	(1,566)
Decrease (increase) in prepaid expenses and other current assets	(5,932)	527
Decrease in accounts payable	(293)	(4,147)
Increase (decrease) in accrued expenses and other	(1,306)	20,657
Increase (decrease) in income taxes payable	5,635	(36,186)
Increase (decrease) in deferred income taxes, net	(6,556)	2,058
	_______	_______
Net cash provided by operating activities	130,621	94,072
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(54,716)	(63,849)
Decrease (increase) in inventory to be converted into equipment
for short-term rental	1,300	(2,200)
Dispositions of property, plant and equipment	803	1,471
Increase in other assets	(405)	(642)
Net cash used by investing activities	(53,018)	(65,220)
	_______	_______
Cash flows from financing activities:
Repayment of notes payable, long-term debt, capital lease
and other obligations	(125,710)	(217,289)
Proceeds from exercise of stock options	6,264	9,556
Proceeds from purchase of stock in ESPP	2,213	-
Initial public offering of common stock:
Proceeds from issuance of common stock	-	105,000
Stock issuance costs	-	(10,604)
	_______	_______
Net cash used by financing activities	(117,233)	(113,337)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	(5,245)	(43)
	_______	_______
Net decrease in cash and cash equivalents	(44,875)	(84,528)

Cash and cash equivalents, beginning of period	124,366	156,064
	_______	_______
Cash and cash equivalents, end of period	$ 79,491	$ 71,536
	_______	_______
Cash paid during the nine months for:
Interest (1)	$ 13,548	$ 29,701
Income taxes	$ 15,413	$ 30,724
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 7	$ 6,443

(1) The amount reflected for 2004 includes purchase premiums of $7.7 million related to the prepayments on our 7 3/8% Senior
Subordinated Notes due 2013.

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI"). The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented. Certain reclassifications of amounts related to the prior year have been made to conform with the 2005 presentation.

(b)     Stock-Based Compensation

     We use the intrinsic value method to account for our stock compensation plans. If the compensation cost for our stock-based employee compensation plans had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," our net earnings (loss) available to common shareholders and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for net earnings (loss) per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings (loss) available to common shareholders, as reported	$ (1,152)	$ 32,809	$ 75,788	$ (3,302)
	_____	_____	_____	_____
Pro forma net earnings (loss) available to common shareholders:
Net earnings (loss) available to common shareholders as reported	$ (1,152)	$ 32,809	$ 75,788	$ (3,302)
Compensation expense under intrinsic method	389	67	789	140
Compensation expense under fair value method	(1,806)	(963)	(4,521)	(2,273)
	_____	______	_____	______
Pro forma net earnings (loss) available to common shareholders	$ (2,569)	$ 31,913	$ 72,056	$ (5,435)
	_____	_____	_____	_____
Net earnings (loss) per share available to common shareholders, as reported:
Basic	$ (0.02)	$ 0.49	$ 1.09	$ (0.05)
Diluted	$ (0.02)	$ 0.46	$ 1.04	$ (0.05)

Pro forma net earnings (loss) per share available to common shareholders:
Basic	$ (0.04)	$ 0.48	$ 1.04	$ (0.09)
Diluted	$ (0.04)	$ 0.44	$ 0.99	$ (0.09)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using the intrinsic value method under APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award.  KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCI has begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI determined we will continue to use the Black-Scholes option-pricing model, as we do not believe that we have enough historical data to support an alternative model.  KCI believes the adoption of SFAS 123R will result in additional compensation expense of approximately $7– $9 million, after taxes, for 2006.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as required under current literature.  While we cannot estimate what those amounts will be in the future, the tax benefit amounts recognized as operating cash flows in the first nine months of 2005 and 2004 were $20.0 million and $42.4 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

     During the nine-month period ended September 30, 2005, we issued approximately 980,000 shares of common stock under our stock-based compensation plans resulting primarily from option exercises.  In addition, during the nine-month period ended September 30, 2005, we granted options to purchase approximately 550,000 shares of common stock and issued approximately 94,000 shares of restricted stock under our stock-based compensation plans.

(c)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

     Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004
Trade accounts receivable:
Facilities/dealers	$ 168,909	$ 155,467

Third-party payers:
Medicare / Medicaid	57,267	46,120
Managed care, insurance and other	100,468	102,496
	_______	_______
	326,644	304,083

Employee and other receivables	2,227	1,735
	_______	_______
	328,871	305,818

Less: Allowance for doubtful accounts	(59,558)	(52,996)
	_______	_______
	$ 269,313	$ 252,822
	_______	_______

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories are comprised of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004

Finished goods	$ 7,535	$ 8,884
Work in process	2,723	2,057
Raw materials, supplies and parts	36,114	40,418
	______	______
	46,372	51,359

Less: Amounts expected to be converted
into equipment for short-term rental	(7,800)	(9,100)
Reserve for excess and obsolete inventory	(5,691)	(6,669)
	______	______
	$ 32,881	$ 35,590
	______	______

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings (loss)	$ (1,152)	$ 32,809	$ 75,788	$ 62,302
Series A convertible preferred stock dividends	-	-	-	(65,604)
	______	______	______	______
Net earnings (loss) available to common shareholders	$ (1,152)	$ 32,809	$ 75,788	$ (3,302)
	______	______	______	______
Weighted average shares outstanding:
Basic	69,587	66,767	69,229	60,751
Dilutive potential common shares from stock options (1)	-	5,007	3,790	-
Dilutive potential common shares from preferred stock conversion (1)	-	-	-	-
	______	______	______	______
Diluted	69,587	71,774	73,019	60,751
	______	______	______	______
Basic net earnings (loss) per common share available to
common shareholders	$ (0.02)	$ 0.49	$ 1.09	$ (0.05)
	______	______	______	______
Diluted net earnings (loss) per common share available to
common shareholders	$ (0.02)	$ 0.46	$ 1.04	$ (0.05)
	______	______	______	______

(1) Due to their antidilutive effect, 3,545 dilutive potential common shares from stock options have been excluded from the diluted weighted average shares calculation for the three-month period ended September 30, 2005. In addition, due to their antidilutive effect, 5,606 dilutive potential common shares from the stock options and 3,994 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the nine-month period ended September 30, 2004.

(4)     OTHER COMPREHENSIVE INCOME

     KCI follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $63.0 million and $64.1 million, respectively.  For the three months ended September 30, 2005 and 2004, comprehensive income was a loss of $670,000 and income of $34.2 million, respectively. The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment gain of $410,000 and a loss of $13.1 million for the three-month and nine-month periods ended September 30, 2005, respectively.  For the three-month and nine-month periods ended September 30, 2004, the foreign currency translation adjustment gain was $2.3 million and $1,900, respectively.

(5)     LITIGATION SETTLEMENT

      On September 30, 2005, KCI reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, KCI paid Novamedix $75.0 million and agreed to assign or license certain KCI foot pump patent rights to Novamedix.  KCI will also retain rights under the patents.  The settlement resolves and settles all claims between the parties in the case.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, or $47.4 million and $0.65 per diluted share, net of taxes, during the third quarter of 2005.

(6)     2004 INITIAL PUBLIC STOCK OFFERING

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

(7)     COMMITMENTS AND CONTINGENCIES

      On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division.  We have alleged infringement of three V.A.C. patents, two of which are owned by Wake Forest, arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  We have also asserted causes of action for breach of contract, tortious interference, unfair competition and conspiracy.  We are seeking damages and injunctive relief in the case.  BlueSky and Medela have asserted counterclaims against us for declarations of non-infringement and patent invalidity and violations of federal anti-trust laws.  A trial date has been set for May 31, 2006.

     On June 28, 2005, the Court issued a ruling on a Markman hearing, construing certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruling that other terms were definite and did not require construction by the Court.  A Markman hearing on construction of claims in U.S. Patent number 5,645,081 (the “081” patent”) and additional claims in the 643 patent is scheduled for November 14, 2005.  On September 7, 2005, we entered into a settlement with Patient Care Systems (“PCS”), pursuant to which the Court has entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  On November 2, 2005, the Court denied defendants’ motions for summary judgment to dismiss our claims of tortious interference, unfair competition and conspiracy, but dismissed our breach of contract claim against Medela.  Medela remains a defendant in the lawsuit for our claims of conspiracy, patent infringement and other claims.  Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market could be significantly reduced due to increased competition, and pricing of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued an interlocutory decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is open-cell polymer foam.  Wake Forest and Paul Hartmann A.G. have appealed the decision.  Mondomed N.V. has entered into a settlement with us and has withdrawn from the opposition.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that any decision in this case will affect U.S. patents.

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

     Other than commitments for new product inventory, including disposable "for sale" products of $21.7 million, we have no material long-term capital commitments.

(8)     SUBSEQUENT EVENT

      On October 26, 2005, KCI was notified by the Centers for Medicare and Medicaid Services (“CMS”) that a pump and dressings marketed by BlueSky Medical Group, Inc. have been assigned to the codes for negative pressure wound therapy, effective immediately, in connection with the 2006 Healthcare Common Procedure Coding System (“HCPCS”) decisions.  The negative pressure wound therapy codes are the same codes assigned to KCI’s V.A.C. system and disposables.  KCI was subsequently advised by CMS that sales by Bluesky may be reimbursed immediately under the codes.

      In connection with the HCPCS decisions, CMS published revised code descriptors for certain HCPCS codes.  The code descriptors for negative pressure wound therapy dressings have been changed in a way that may permit BlueSky dressings to be classified under those codes.  Also, the existing code for reimbursement of V.A.C. disposable canisters will be eliminated effective December 31, 2005 and KCI will be required to bill Medicare Part B for V.A.C. canisters under an alternate existing code at a lower reimbursement rate.

(9)     SEGMENT AND GEOGRAPHIC INFORMATION

     We are principally engaged in the rental and sale of V.A.C. systems and therapeutic surfaces throughout the United States and in 17 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

     We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international units. We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as earnings before interest income and other, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

     Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
USA
V.A.C.	$ 188,043	$ 148,759	$ 511,620	$ 406,397
Therapeutic surfaces/other	44,297	44,286	134,825	136,237
	_______	_______	_______	_______
Subtotal - USA	232,340	193,045	646,445	542,634

International
V.A.C.	52,486	36,762	147,321	93,915
Therapeutic surfaces/other	27,522	27,355	92,765	82,432
	_______	_______	_______	_______
Subtotal - International	80,008	64,117	240,086	176,347
	_______	_______	_______	_______
	$ 312,348	$ 257,162	$ 886,531	$ 718,981
	_______	_______	_______	_______

Operating earnings:
USA	$ 89,421	$ 75,473	$ 239,307	$ 202,653
International	11,000	9,303	36,557	22,955
Litigation settlement expense	(72,000)	-	(72,000)	-
Initial public offering expenses	-	-	-	(19,836)
Secondary offering expenses	-	-	-	(2,219)

Other (1):
Executive	(6,939)	(7,860)	(13,143)	(16,514)
Finance	(9,441)	(7,376)	(26,859)	(20,092)
Manufacturing/Engineering	(1,356)	(2,323)	(3,251)	(5,987)
Administration	(10,054)	(10,565)	(27,365)	(28,597)
	_______	_______	_______	_______
Total other	(27,790)	(28,124)	(70,618)	(71,190)
	_______	_______	_______	_______
	$ 631	$ 56,652	$ 133,246	$ 132,363
	_______	_______	_______	_______

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our Condensed Consolidated Statements of Operations.

(9)     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $97.8 million of the notes remained outstanding as of September 30, 2005.  The notes are fully and unconditionally guaranteed, jointly and severally, by each of KCI's direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue code or a holding company whose only assets are investments in a controlled foreign corporation.  Each of these subsidiaries is a restricted subsidiary as defined in the indenture governing the notes.

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2005 and December 31, 2004 and the related condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, respectively.

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Balance Sheet
September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
Assets:	Borrower	sidiaries	sidiaries	nations	sidiaries
Current assets:
Cash and cash equivalents	$ -	$ 19,182	$ 60,309	$ -	$ 79,491
Accounts receivable, net	-	196,697	77,422	(4,806)	269,313
Inventories, net	-	19,108	13,773	-	32,881
Deferred income taxes	-	23,568	-	-	23,568
Prepaid expenses and other current assets	-	16,952	5,837	(3,109)	19,680
	_______	_______	_______	_______	_______
Total current assets	-	275,507	157,341	(7,915)	424,933

Net property, plant and equipment	-	124,369	61,026	(10,094)	175,301
Loan issuance costs, net	-	8,510	-	-	8,510
Deferred income taxes	-	5,062	6,746	-	11,808
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	28,650	6,123	(5,574)	29,199
Intercompany investments and advances	143,430	479,663	55,089	(678,182)	-
	_______	________	_______	_______	_______
	$ 143,430	$ 961,540	$ 295,915	$ (701,765)	$ 699,120
	_____	______	_____	_____	_____
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 33,961	$ 8,815	$ -	$ 42,776
Accrued expenses and other	14	104,668	41,849	-	146,531
Current installments of long-term debt	-	2,420	-	-	2,420
Intercompany payables	-	-	37,697	(37,697)	-
Income taxes payable	-	29,565	-	(3,109)	26,456
	_______	_______	_______	_______	_______
Total current liabilities	14	170,614	88,361	(40,806)	218,183

Long-term debt, net of current installments	-	317,483	-	-	317,483
Intercompany payables, noncurrent	-	(26,152)	26,152	-	-
Deferred income taxes	-	10,668	-	-	10,668
Other noncurrent liabilities	-	14,475	469	(5,574)	9,370
	_______	_______	_______	_______	_______
	14	487,088	114,982	(46,380)	555,704
Shareholders' equity	143,416	474,452	180,933	(655,385)	143,416
	_______	________	_______	_______	_______
	$ 143,430	$ 961,540	$ 295,915	$ (701,765)	$ 699,120
	_____	______	_____	_____	_____

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

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Operations
For the three months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 174,370	$ 47,377	$ -	$ 221,747
Sales	-	65,319	32,809	(7,527)	90,601
	_______	_______	_______	_______	_______
Total revenue	-	239,689	80,186	(7,527)	312,348

Rental expenses	-	88,032	48,128	-	136,160
Cost of goods sold	-	18,620	6,990	(3,046)	22,564
	_______	_______	_______	_______	_______
Gross profit	-	133,037	25,068	(4,481)	153,624

Selling, general and administrative
expenses	-	60,846	14,034	(1,611)	73,269
Research and development expenses	-	6,282	1,442	-	7,724
Litigation settlement expense	-	72,000	-	-	72,000
	_______	_______	_______	_______	_______
Operating earnings (loss)	-	(6,091)	9,592	(2,870)	631

Interest income and other	-	2,382	38	84	2,504
Interest expense	-	(5,616)	(289)	(84)	(5,989)
Foreign currency gain	-	-	218	-	218
	_______	_______	_______	_______	_______
Earnings (loss) before income taxes
(benefit) and equity (deficit) in
earnings of subsidiaries	-	(9,325)	9,559	(2,870)	(2,636)

Income taxes (benefit)	-	(3,089)	2,546	(941)	(1,484)
	_______	_______	_______	_______	_______
Earnings (loss) before equity (deficit)
in earnings of subsidiaries	-	(6,236)	7,013	(1,929)	(1,152)
Equity (deficit) in earnings of subsidiaries	(1,152)	7,013	-	(5,861)	-
	_______	_______	_______	_______	_______
Net earnings (loss)	$ (1,152)	$ 777	$ 7,013	$ (7,790)	$ (1,152)
	_____	______	_____	_____	_____

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the three months ended September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 148,062	$ 40,575	$ -	$ 188,637
Sales	-	51,429	24,143	(7,047)	68,525
	_______	_______	_______	_______	_______
Total revenue	-	199,491	64,718	(7,047)	257,162

Rental expenses	-	74,041	38,381	-	112,422
Cost of goods sold	-	15,759	5,948	(2,891)	18,816
	_______	_______	_______	_______	_______
Gross profit	-	109,691	20,389	(4,156)	125,924

Selling, general and administrative expenses	-	52,555	11,108	(1,935)	61,728
Research and development expenses	-	6,506	1,038	-	7,544
	_______	_______	_______	_______	_______
Operating earnings	-	50,630	8,243	(2,221)	56,652

Interest income	-	165	49	-	214
Interest expense	-	(7,566)	(339)	339	(7,566)
Foreign currency gain	-	-	1,964	-	1,964
	_______	_______	_______	_______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	43,229	9,917	(1,882)	51,264

Income taxes	-	16,770	2,362	(677)	18,455
	_______	_______	_______	_______	_______
Earnings before equity
in earnings of subsidiaries	-	26,459	7,555	(1,205)	32,809
Equity in earnings of subsidiaries	32,809	7,555	-	(40,364)	-
	_______	_______	_______	_______	_______
Net earnings	$ 32,809	$ 34,014	$ 7,555	$ (41,569)	$ 32,809
	_____	______	_____	_____	_____

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the nine months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 489,524	$ 139,208	$ -	$ 628,732
Sales	-	178,216	101,631	(22,048)	257,799
	_______	_______	_______	_______	_______
Total revenue	-	667,740	240,839	(22,048)	886,531

Rental expenses	-	253,131	141,281	-	394,412
Cost of goods sold	-	51,097	21,007	(7,422)	64,682
	_______	_______	_______	_______	_______
Gross profit	-	363,512	78,551	(14,626)	427,437

Selling, general and administrative expenses	-	164,434	41,684	(4,624)	201,494
Research and development expenses	-	17,115	3,582	-	20,697
Litigation settlement expense	-	72,000	-	-	72,000
	_______	_______	_______	_______	_______
Operating earnings	-	109,963	33,285	(10,002)	133,246

Interest income and other	-	3,257	265	-	3,522
Interest expense	-	(18,503)	(395)	-	(18,898)
Foreign currency loss	-	-	(3,040)	-	(3,040)
	_______	_______	_______	_______	_______
Earnings before income
taxes and equity in
earnings of subsidiaries	-	94,717	30,115	(10,002)	114,830

Income taxes	-	36,863	5,580	(3,401)	39,042
	_______	_______	_______	_______	_______
Earnings before equity
in earnings of subsidiaries	-	57,854	24,535	(6,601)	75,788

Equity in earnings of subsidiaries	75,788	24,535	-	(100,323)	-
	_______	_______	_______	_______	_______
Net earnings	$ 75,788	$ 82,389	$ 24,535	$ (106,924)	$ 75,788
	_____	______	_____	_____	_____

Condensed Consolidated Parent Company,
Guarantor And Non-Guarantor Statement of Earnings
For the nine months ended September 30, 2004
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	Fications	Concepts,
	Parent	Guarantor	Guarantor	And	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 415,706	$ 114,418	$ -	$ 530,124
Sales	-	146,014	63,786	(20,943)	188,857
	______	_______	______	_______	_______
Total revenue	-	561,720	178,204	(20,943)	718,981

Rental expenses	-	214,520	108,872	-	323,392
Cost of goods sold	-	44,795	16,106	(8,757)	52,144
	______	_______	______	_______	_______
Gross profit	-	302,405	53,226	(12,186)	343,445

Selling, general and administrative
expenses	-	142,736	29,317	(4,877)	167,176
Research and development expenses	-	19,052	2,799	-	21,851
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	______	_______	_______
Operating earnings (loss)	(21,803)	140,365	21,110	(7,309)	132,363

Interest income	-	609	134	-	743
Interest expense	-	(37,460)	(1,047)	1,047	(37,460)
Foreign currency gain	-	-	1,701	-	1,701
	______	_______	______	_______	_______
Earnings (loss) before income
taxes (benefit) and equity in
earnings of subsidiaries	(21,803)	103,514	21,898	(6,262)	97,347

Income taxes (benefit)	(8,540)	40,562	5,277	(2,254)	35,045
	______	_______	______	_______	_______
Earnings (loss) before equity
in earnings of subsidiaries	(13,263)	62,952	16,621	(4,008)	62,302
Equity in earnings of subsidiaries	75,565	16,621	-	(92,186)	-
	______	_______	______	_______	_______
Net earnings	$ 62,302	$ 79,573	$ 16,621	$ (96,194)	$ 62,302

Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	_______	_______
Net earnings (loss) available to common
shareholders	$ (3,302)	$ 79,573	$ 16,621	$ (96,194)	$ (3,302)
	______	_______	______	______	_______

Condensed Consolidating Parent Company,
Guarantor And Non-Guarantor Statement of Cash Flows
For the nine months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 75,788	$ 82,389	$ 24,535	$ (106,924)	$ 75,788
Adjustments to reconcile net earnings to net
cash provided by operating activities	(54,615)	(509)	10,769	99,188	54,833
	_______	_______	_______	_______	_______
Net cash provided by operating activities	21,173	81,880	35,304	(7,736)	130,621
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(39,103)	(15,613)	-	(54,716)
Decrease in inventory to be converted into
equipment for short-term rental	-	1,300	-	-	1,300
Dispositions of property, plant and
equipment	-	406	397	-	803
Decrease (increase) in other assets	-	-	5,333	(5,738)	(405)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(37,397)	(9,883)	(5,738)	(53,018)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds (repayments) of notes payable, long-
term debt, capital lease and other obligations	-	(125,843)	133	-	(125,710)
Proceeds from exercise of stock options	6,264	-	-	-	6,264
Proceeds from purchase of stock in ESPP	2,213	-	-	-	2,213
Proceeds (payments) on intercompany
investments and advances	(12,584)	14,577	(1,396)	(597)	-
Other	(17,066)	1,062	(3,312)	19,316	-
	_______	_______	_______	_______	_______
Net cash used by financing activities	(21,173)	(110,204)	(4,575)	18,719	(117,233)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	-	(5,245)	(5,245)
	_______	_______	_______	_______	_______
Net increase (decrease) in cash and
cash equivalents	-	(65,721)	20,846	-	(44,875)
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	_______	_______	_______
Cash and cash equivalents, end
of period	$ -	$ 19,182	$ 60,309	$ -	$ 79,491
	_____	_____	_____	_____	_____

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

General

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes while helping to reduce the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing and can help reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care facilities and patients' homes both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International. Operations in the United States accounted for approximately 73% of our revenue for the nine months ended September 30, 2005.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the nine months ended September 30, 2005, we directly bill our customers, such as hospitals and extended care facilities. In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated from the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 74% of total revenue for the nine months ended September 30, 2005, up from 70% for the same period in 2004.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in December and lasting through January, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

     We believe that the historical growth in our V.A.C. revenue has been due in part to the reimbursement code assigned to our V.A.C. systems and disposables by the Centers for Medicare and Medicaid Services (“CMS”).  While in the past V.A.C. has been the only device assigned to the codes for negative pressure wound therapy, CMS recently advised us that a pump and dressing kits marketed by BlueSky Medical Group, Inc. have been assigned to the same negative pressure wound therapy codes under the Healthcare Common Procedure Coding System.  Also, the existing code for reimbursement of V.A.C. disposable canisters will be eliminated effective December 31, 2005, which will require us to bill Medicare Part B for V.A.C. canisters under an alternate existing code at a lower reimbursement rate.  As a result of these recent CMS decisions, we may experience increased competition from BlueSky products in future periods and the pricing we receive from other third-party payers may be negatively impacted, either of which could materially and adversely affect our business and operating results.

     We believe that the other key factors underlying V.A.C. growth over the past year have been:

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

     We continue to focus our marketing and selling efforts on increasing physician awareness of the benefits of V.A.C. therapy. These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories. Within these specialties, we focus on those clinicians who serve the largest number of wound care patients. In order to meet our goal of increasing physician awareness, we increased our total sales force by approximately 290 employees in the fiscal year of 2004 and 115 employees in the first nine months of 2005.

     Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration. We continue to benefit from the V.A.C.ATS and the V.A.C. Freedom.  We believe these advanced systems have increased customer acceptance and the perceived value of V.A.C. therapy. We have also benefited from the introduction of dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.  At the same time, ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy. We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

     Our other major product line, therapeutic surfaces, has continued to grow modestly internationally, while remaining stable in the U.S.   Therapeutic surfaces revenue was approximately $227.6 million in the first nine months of 2005, up from $218.7 million in the prior-year period.

Recent Developments

      On October 26, 2005, KCI was notified by CMS that a pump and dressings marketed by BlueSky Medical Group Inc. have been assigned to the codes for negative pressure wound therapy, effective immediately, in connection with the 2006 Healthcare Common Procedure Coding System (“HCPCS”) decisions.  The negative pressure wound therapy codes are the same codes assigned to KCI’s V.A.C. system and disposables.  KCI was subsequently advised by CMS that sales by Bluesky may be reimbursed immediately under the codes.

      In connection with the HCPCS decisions, CMS published revised code descriptors for certain HCPCS codes.  The code descriptors for negative pressure wound therapy dressings have been changed in a way that may permit BlueSky dressings to be classified under those codes.  Also, the existing code for reimbursement of V.A.C. disposable canisters will be eliminated effective Decmeber 31, 2005 and KCI will be required to bill Medicare Part B for V.A.C. canisters under an alternate existing code at a lower reimbursement rate.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing the third quarter of 2005 to the third quarter of 2004 and the first nine months of 2005 to the first nine months of 2004:

	Revenue Relationship

	Three months ended September 30,			Nine months ended September 30,
			% (1)			% (1)
	2005	2004	Change	2005	2004	Change
Revenue:
Rental	71%	73%	17.6%	71%	74%	18.6%
Sales	29	27	32.2	29	26	36.5
	___	___		___	___
Total revenue	100%	100%	21.5%	100%	100%	23.3%

Rental expenses	44	44	21.1	45	45	22.0
Cost of goods sold	7	7	19.9	7	7	24.0
	___	___		___	___
Gross profit	49	49	22.0	48	48	24.5

Selling, general and administrative expenses	24	24	18.7	23	23	20.5
Research and development expenses	2	3	2.4	2	3	(5.3)
Litigation settlement expense	23	-	-	8	-	-
Initial public offering expenses	-	-	-	-	3	-
Secondary offering expenses	-	-	-	-	-	-
	___	___		___	___
Operating earnings	-	22	(98.9)	15	19	0.7

Interest income and other	1	-	-	-	-	374.0
Interest expense	(2)	(3)	(20.8)	(2)	(5)	(49.6)
Foreign currency gain (loss)	-	1	(88.9)	-	-	-
	___	___		___	___
Earnings (loss) before income taxes (benefit)	(1)	20	(105.1)	13	14	18.0

Income taxes (benefit)	(1)	7	(108.0)	4	5	11.4
	___	___		___	___
Net earnings (loss)	- %	13%	(103.5)%	9%	9%	21.6%
	___	___		___	___

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2005	2004	Change	2005	2004	Change
Total Revenue:
V.A.C.
Rental	$ 162,814	$ 129,885	25.4%	$ 445,837	$ 350,026	27.4%
Sales	77,715	55,636	39.7	213,104	150,286	41.8
	_______	_______		_______	_______
Total V.A.C.	240,529	185,521	29.7	658,941	500,312	31.7

Therapeutic surfaces/other
Rental	58,933	58,752	0.3	182,895	180,098	1.6
Sales	12,886	12,889	-	44,695	38,571	15.9
	_______	_______		_______	_______
Total therapeutic surfaces/other	71,819	71,641	0.2	227,590	218,669	4.1

Total rental revenue	221,747	188,637	17.6	628,732	530,124	18.6
Total sales revenue	90,601	68,525	32.2	257,799	188,857	36.5
	_______	_______		_______	_______
Total Revenue	$ 312,348	$ 257,162	21.5%	$ 886,531	$ 718,981	23.3%
	_______	_______		_______	_______
USA Revenue:
V.A.C.
Rental	$ 137,252	$ 111,328	23.3%	$ 376,162	$ 302,682	24.3%
Sales	50,791	37,431	35.7	135,458	103,715	30.6
	_______	_______		_______	_______
Total V.A.C.	188,043	148,759	26.4	511,620	406,397	25.9

Therapeutic surfaces/other
Rental	37,438	37,230	0.6	114,511	114,437	0.1
Sales	6,859	7,056	(2.8)	20,314	21,800	(6.8)
	_______	_______		_______	_______
Total therapeutic surfaces/other	44,297	44,286	-	134,825	136,237	(1.0)

Total USA rental	174,690	148,558	17.6	490,673	417,119	17.6
Total USA sales	57,650	44,487	29.6	155,772	125,515	24.1
	_______	_______		_______	_______
Total - USA Revenue	$ 232,340	$ 193,045	20.4%	$ 646,445	$ 542,634	19.1%
	_______	_______		_______	_______
International Revenue:
V.A.C.
Rental	$ 25,562	$ 18,557	37.7%	$ 69,675	$ 47,344	47.2%
Sales	26,924	18,205	47.9	77,646	46,571	66.7
	_______	_______		_______	_______
Total V.A.C.	52,486	36,762	42.8	147,321	93,915	56.9

Therapeutic surfaces/other
Rental	21,495	21,522	(0.1)	68,384	65,661	4.1
Sales	6,027	5,833	3.3	24,381	16,771	45.4
	_______	_______		_______	_______
Total therapeutic surfaces/other	27,522	27,355	0.6	92,765	82,432	12.5

Total International rental	47,057	40,079	17.4	138,059	113,005	22.2
Total International sales	32,951	24,038	37.1	102,027	63,342	61.1
	_______	_______		_______	_______
Total - International Revenue	$ 80,008	$ 64,117	24.8%	$ 240,086	$ 176,347	36.1%
	_______	_______		_______	_______

      Total Revenue.  Total revenue for the third quarter of 2005 was $312.3 million, an increase of $55.2 million, or 21.5%, from the prior-year period.  Total revenue for the first nine months of 2005 was $886.5 million, an increase of $167.6 million, or 23.3%, from the prior-year period.  The growth in total revenue over the prior period was due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.  The growth in V.A.C. revenue was attributable to increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.  Foreign currency exchange movements accounted for 0.6% and 1.5% of the increase in total revenue in the third quarter and first nine months of 2005, respectively, compared to the corresponding periods of the prior year.

     Domestic Revenue.  Total domestic revenue was $232.3 million for the third quarter of 2005 and $646.4 million for the first nine months of 2005, representing increases of 20.4% and 19.1%, respectively, as compared to the prior-year periods.  Total domestic V.A.C. revenue was $188.0 million for the third quarter of 2005 and $511.6 million for the first nine months of 2005, representing increases of 26.4% and 25.9%, respectively, as compared to the prior-year periods.  Domestic V.A.C. rental revenue of $137.3 million for the third quarter of 2005 increased $25.9 million, or 23.3%, due to a 28.3% increase in average units on rent compared to the prior-year period.  For the first nine months of 2005, domestic V.A.C. rental revenue of $376.2 million increased $73.5 million, or 24.3%, due to a 28.5% increase in average units on rent as compared to the prior-year period. The unit increases were partially offset by a 3.8% and 2.9% decline in the average V.A.C. rental pricing during the third quarter and first nine months of 2005, respectively, partially attributable to moving non-contracted payers in the home care market to contracted pricing.  Entering into payer agreements with non-contracted payers has the effect of decreasing the price paid by such payers while improving the protocols and payment cycles of such payers.  Domestic V.A.C. sales revenue of $50.8 million in the third quarter of 2005 and $135.5 million in the first nine months of 2005 increased 35.7% and 30.6%, respectively, from the prior-year periods. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals and the shift away from all-inclusive pricing arrangements with managed care organizations.

      Historically, we have experienced a seasonal slowing of V.A.C. unit growth beginning in December and lasting through January, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays. We experienced a similar seasonal slowing of our growth of V.A.C. revenue beginning in December 2004 and lasting through January 2005.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down is expected during the fourth quarter of 2005.

      Domestic therapeutic surfaces/other revenue of $44.3 million for the third quarter of 2005 was essentially flat compared to the prior-year period.  For the first nine months of 2005, domestic therapeutic surfaces/other revenue was $134.8 million, a decrease of 1.0% compared to the prior-year period.  For the third quarter of 2005, domestic therapeutic surfaces rental revenue of $37.3 million increased 0.6%, as compared to the prior-year period.  For the first nine months of 2005, domestic therapeutic surfaces rental revenue of $114.3 million was comparable to the prior-year period.  The average units on rent and the average daily rental price were stable to the comparable periods in the prior year.

     International Revenue.  Total international revenue was $80.0 million for the third quarter of 2005 and $240.1 million for the first nine months of 2005, representing increases of 24.8% and 36.1%, respectively, from the prior-year periods as a result of increased V.A.C. demand, a $7.7 million government-funded sale of V.A.C. and surface products in Canada during the first quarter of 2005 and favorable foreign currency exchange movements.  Favorable foreign currency exchange movements contributed 2.5% to the variance in the third quarter of 2005 and 6.1% to the variance in the first nine months of 2005.

      Total international V.A.C. revenue was $52.5 million in the third quarter of 2005 and $147.3 million in the first nine months of 2005, representing increases of 42.8% and 56.9%, respectively, from the prior-year periods.  Foreign currency exchange movements favorably impacted international V.A.C. revenue and accounted for 2.9% and 7.1% of the increase from the third quarter and first nine months of the prior year, respectively.  International V.A.C. rental revenue of $25.6 million for the third quarter of 2005 increased $7.0 million, or 37.7%, due to a 37.2% increase in average units on rent per month.  For the first nine months of 2005, international V.A.C. rental revenue of $69.7 million increased $22.3 million, or 47.2%, due to a 43.1% increase in average units on rent per month.  The average rental price for the third quarter and first nine months of 2005 was essentially flat as compared to the prior-year periods.  International V.A.C. sales revenue of $26.9 million in the third quarter of 2005 and $77.6 million in the first nine months of 2005 increased 47.9% and 66.7%, respectively, from the prior-year periods due primarily to overall increased sales of V.A.C. disposables associated with the increase in rental units.

      International therapeutic surfaces/other revenue was $27.5 million for the third quarter of 2005 and $92.8 million for the first nine months of 2005, representing increases of 0.6% and 12.5%, respectively, from the prior-year periods. During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces in Canada.   Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue for the third quarter and first nine months of 2005, representing 1.9% and 5.0%, respectively, of the increases from the prior-year periods.  For the third quarter of 2005, the remaining variance from the prior year quarter was primarily due to a 5.6% decrease in the average rental price, partially offset by a 3.9% increase in the average number of therapeutic surface rental units on rent.  For the first nine months of 2005, the remaining increase was due to a 6.3% increase in the average number of units on rent, which was offset by a 5.7% decline in the average rental pricing.  The decline in average rental price resulted primarily from pricing pressure due to increased competition on our lower therapy products and changes in product mix.

     Rental Expenses.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total rental revenue, were 61.4% in the third quarter of 2005 as compared to 59.6% in the prior-year quarter and 62.7% in the first nine months of 2005 as compared to 61.0% in the prior-year period.  This increase was due primarily to an increase in our sales force headcount from approximately 1,350 at September 30, 2004 to 1,558 at September 30, 2005.  Additionally, we increased our investment in product marketing, which was partially offset by efficiencies recognized in our service model including lower costs per work order.

     Cost of Goods Sold.  Cost of goods sold were $22.6 million in the third quarter of 2005 and $64.7 million in the first nine months of 2005, representing increases of 19.9% and 24.0% respectively, over the prior-year periods.  Sales margins in the third quarter of 2005 increased to 75.1% compared to 72.5% in the prior-year quarter.  In the first nine months of 2005, sales margins increased to 74.9% compared to 72.4% in the prior-year period.  The increased margins were due to favorable changes in our product mix, continued cost reductions resulting from our global supply contract for V.A.C. disposables, the shift away from all-inclusive pricing arrangements with managed care organizations and favorable profit margins on the Canadian sale in the first quarter of 2005.

     Gross Profit.  Gross profit was $153.6 million in the third quarter of 2005 and $427.4 million in the first nine months of 2005, representing increases of 22.0% and 24.5%, respectively, over the prior-year periods.  Gross profit margin in the third quarter of 2005 was 49.2%, up from 49.0% in the prior-year quarter.  For the first nine months of 2005, gross profit margin was 48.2%, up from 47.8% in the prior-year period. Purchase discounts under an agreement with a primary supplier, efficiency improvements in our service model that included lower costs per work order, favorable changes in our product mix and strong margins on our Canadian sale in the first quarter of 2005 contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.5% of total revenue in the third quarter of 2005 compared to 24.0% in the prior-year period.  In the first nine months of 2005, these expenses represented 22.7% of total revenue compared to 23.3% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, product licensing expense, insurance costs, professional fees, depreciation, bad debt expense and finance and information systems costs.

     Research and Development Expenses.  Research and development expenses in the third quarter of 2005 were $7.7 million and represented 2.5% of total revenue as compared to 2.9% in the prior-year quarter.  In the first nine months of 2005, these expenses were $20.7 million and represented 2.3% of total revenue as compared to 3.0% in the prior-year period.  Clinical spending was consistent as a percentage of revenue as compared to the prior-year periods.  For the nine months ended 2005, the decline in research and development spending was due primarily to the termination of one research and development project and the timing of spending on other ongoing research and development projects.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and upgrading and expanding our surface technology.  We anticipate our rate of spending on research and development as a percent of revenue may increase in future periods.

     Litigation Settlement Expense.  On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in the third quarter of 2005.

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

     Operating Earnings.  Operating earnings for the third quarter of 2005 were approximately $630,000 as compared to $56.7 million in the prior-year period due to the Novamedix litigation settlement recorded in the third quarter of 2005. For the first nine months of 2005, operating earnings were $133.2 million compared to $132.4 million, and operating margins were 15.0% compared to 18.4% in the prior-year period.  Current year operating margins were unfavorably impacted by the litigation settlement of $72.0 million recorded in the third quarter of 2005.  Prior-year operating margins were unfavorably impacted by the expenses incurred in connection with our 2004 stock offerings of $22.1 million.

      Interest Expense.  Interest expense in the third quarter of 2005 was $6.0 million compared to $7.6 million in the prior-year period.  Interest expense in the third quarter of 2005 and 2004 includes write-offs of approximately $890,000 and $590,000, respectively, on debt retired.  The remaining variance of approximately $2.0 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior-year period.  In the first nine months of 2005, interest expense was $18.9 million compared to $37.5 million in the prior-year period.  Interest expense in the first nine months of 2005 includes write-offs of $2.3 million of loan issuance costs associated with the $125.0 million debt prepayment on our senior credit facility in the first nine months of 2005.  Interest expense for the first nine months of 2004 included payment of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $5.1 million of loan issuance costs on debt retired during the period.  The remaining variance of approximately $8.1 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior-year period.

     Net Earnings (Loss).  Net loss for the third quarter of 2005 was $1.2 million, compared to net earnings of $32.8 million in the prior-year quarter.  Net earnings for the first nine months of 2005 were $75.8 million, an increase of $13.5 million, or 21.6%, from the prior-year period.  Net earnings in 2005 were unfavorably impacted by the Novamedix litigation settlement of $47.4 million, net of taxes, recorded in the third quarter of 2005.  Net earnings in 2004 were unfavorably impacted by the expenses incurred in connection with our stock offerings and debt prepayments of $21.6 million, net of taxes.  The effective income tax rate for the first nine months of 2005 was 34.0% compared to 36.0% for the prior-year comparable periods. The income tax rate reduction was primarily attributable to a higher portion of taxable income being generated in lower tax jurisdictions, as well as favorable resolution of certain foreign tax audits.

     Net Earnings (Loss) per Share Available to Common Shareholders.   Diluted net loss per share available to common shareholders was $0.02 in the third quarter of 2005, which was unfavorably impacted by the litigation settlement charge of $47.4 million or $0.65 per share, net of taxes, compared to the net earnings per share available to common shareholders of $0.46 in the prior-year quarter.For the first nine months of 2005, diluted net earnings per share available to common shareholders was $1.04, which was unfavorably impacted by the litigation settlement charge of $0.65 per share, compared to a net loss per diluted share of $0.05 in the prior-year period, which was unfavorably impacted by expenses and preferred stock dividends associated with our stock offerings and debt prepayments.

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

Sources of Capital

     Based upon the current level of operations, we believe our cash on hand, as well as anticipated cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months. During the first nine months of 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine months ended September 30,
	2005		2004

Net cash provided by operating activities	$ 130,621	(1)	$ 94,072	(2)
Net cash used by investing activities	(53,018)		(65,220)
Net cash used by financing activities	(117,233)	(3)	(113,337)	(4)
Effect of exchange rates changes on cash
and cash equivalents	(5,245)		(43)
	______		______
Net decrease in cash and cash equivalents	$ (44,875)		$ (84,528)
	______		______

(1) This amount for 2005 is reduced by the Novamedix litigation settlement charge of $72.0 million, which includes the impact on the net loss of $47.4 million and the related tax benefit of $24.6 million.
(2) Net cash from operations for 2004 includes $21.6 million of after-tax expenses associated with our stock offerings and debt prepayments. Working capital changes include a tax payment of $26.3 million primarily related to an anti-trust litigation settlement we reached in 2002. In addition, the current income tax payable reflects tax benefits of $7.2 million associated with our stock offerings and debt prepayments, which we realized in the first six months of 2004.
(3) This amount for 2005 includes debt prepayments totaling $125.0 million on our senior credit facility.
(4) This amount for 2004 includes receipt of $94.4 million in proceeds from the IPO, net of expenses of $10.6 million, prepayment of $110.0 million on our senior credit facility and purchase of $107.2 million of our 7 3/8%
Senior Subordinated Notes due 2013.

     At September 30, 2005, cash and cash equivalents of $79.5 million were available for general corporate purposes.  At September 30, 2005, availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

     At September 30, 2005, we had current assets of $424.9 million, including $32.9 million in inventory, and current liabilities of $218.2 million resulting in a working capital surplus of approximately $206.7 million compared to a surplus of $233.7 million at December 31, 2004. The decrease in our working capital balance of $27.0 million was related primarily to the prepayment of $125.0 million in long-term debt and the $75.0 million Novamedix litigation settlement paid during 2005, partially offset by increased cash from operations during the first nine months of 2005.

     As of September 30, 2005, we had $269.3 million of receivables outstanding, net of reserves of $59.6 million for doubtful accounts.  Our receivables were outstanding for an average of 79 days at September 30, 2005, which was an improvement from 85 days at September 30, 2004 and December 31, 2004.  This is due primarily to strong cash collections in the first nine months of 2005.  If rental and sales volumes for V.A.C. systems and related disposables continue to increase, and a significant portion of such an increase is generated in the home care market, we could experience increasing accounts receivable due to the extended payment cycles associated with most third‑party payers. We have adopted a number of policies and procedures designed to reduce these extended payment cycles.

Capital Expenditures

     During the first nine months of 2005 and 2004, we made capital expenditures of $54.7 million and $63.8 million, respectively, primarily on expanding the rental fleet and information technology purchases.  As of September 30, 2005, we had commitments to purchase new product inventory of $21.7 million over the next twelve months.  Other than commitments for new product inventory, we had no material long-term purchase commitments as of the end of the period.

Debt Service

     As of September 30, 2005, scheduled principal payments under our senior credit facility for the years 2005, 2006 and 2007 were $568,000, $2.3 million and $2.3 million, respectively. To the extent that we have excess cash, we may use it to reduce our outstanding debt.  On July 22, 2005, we made an optional debt prepayment of $50.0 million on our senior credit facility and wrote off approximately $890,000 in capitalized loan issuance costs.

Senior Credit Facility.   Our senior credit facility consists of a term loan facility and a revolving credit facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, maturity dates, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of September 30, 2005 (in thousands):

Amount Available
		Effective	Amounts	For Additional
Senior Credit Facility	Maturity	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,065 (1)
Term loan facility	August 2010	4.94% (2)	221,907	-
			_______	______
Total			$ 221,907	$ 88,065
			_______	_______

(1) At September 30, 2005, amounts available under the revolving portion of our credit facility reflected a reduction of $11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2005 was 5.78%.

7 3/8% Senior Subordinated Notes due 2013.   On August 11, 2003, we issued an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  As of September 30, 2005, $97.8 million principal amount of the notes remained outstanding.  We may purchase additional amounts of the notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of September 30, 2005, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of $2.1 million.  As a result of interest rate protection agreements, we recorded a reduction in interest expense of approximately $850,000 in the first nine months of 2005 and recorded interest expense of approximately $3.2 million in the first nine months of 2004.

Long-Term Commitments

     During the first nine months of 2005, we paid down $125.0 million in long-term debt obligations under our senior credit facility.  The following table summarizes our long-term debt obligations as of September 30, 2005, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2005	$ 568
2006	2,420
2007	2,270
2008	2,270
2009	2,270
Thereafter	310,105

Critical Accounting Estimates

     For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading "Part II. Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations‑Critical Accounting Estimates."

New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 Revised “Share-Based Payment” (“SFAS 123R”).  SFAS 123R eliminates the alternative to account for stock-based compensation using the intrinsic value method under APB 25 and requires that such transactions be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award.  KCI will adopt SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCI has begun, but has not yet completed, evaluating the impact of adopting SFAS 123R on its results of operations.  KCI currently determines the fair value of stock-based compensation using a Black-Scholes option-pricing model.  In connection with evaluating the impact of adopting SFAS 123R, KCI determined we will continue to use the Black-Scholes option-pricing model, as we do not believe that we have enough historical data to support an alternative model.  KCI believes the adoption of SFAS 123R will result in additional compensation expense of approximately $7– $9 million, after taxes, for 2006.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as required under current literature.  While we cannot estimate what those amounts will be in the future, the tax benefit amounts recognized as operating cash flows in the first nine months of 2005 and 2004 were $20.0 million and $42.4 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems.  In this regard, BlueSky Medical Group, Inc. is marketing a pump and dressing kits to compete directly with V.A.C. systems.  BlueSky has received U.S. Food and Drug Administration (“FDA”) clearance of its pump and one of its dressings, which have recently been assigned by the Centers for Medicare and Medicaid Services(“CMS”) to the reimbursement codes for negative pressure wound therapy, the same codes assigned to our V.A.C. systems and disposables.   Also, BlueSky had previously announced that a large midwest managed care organization has implemented a coverage policy for its product.  We believe the BlueSky device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights.  While we have successfully challenged the marketing of imitative V.A.C. systems by several European companies, we may not be successful in our challenge of BlueSky and may not prevail in the pending litigation.  If these competitors or others are able to legally develop and market their products or obtain Medicare coverage or other third party reimbursement for competing products, our position in the wound care market could substantially erode or our pricing of V.A.C. systems could decline significantly, either of which could materially and adversely affect our operating results.

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

     We place considerable importance on obtaining and maintaining patent protection for our products, particularly, our license rights under the Wake Forest patents that we rely on in our V.A.C. business. We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by us, or licensed to us, may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. We incur substantial costs and diversion of management resources when we have to assert or defend our patent rights against others.  Moreover, third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our business. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so.

     In 2003, we filed a lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG, and Patient Care Systems, Inc. In the case, we allege infringement of multiple claims under three V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. We are seeking damages and injunctive relief in the case.  We may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation. If we are unable to do so, BlueSky and others may, among other things, gain access to our V.A.C. markets, which could erode our market position or cause the pricing of V.A.C. systems to decline, either of which would materially and adversely affect our operating results.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued an interlocutory decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is open-cell polymer foam.  Wake Forest and Paul Hartmann A.G. have appealed the decision.  Mondomed N.V. has entered into a settlement with us and has withdrawn from the opposition.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that any decision in this case will affect U.S. patents.

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

Changes to third-party reimbursement policies could reduce the reimbursement we receive for and adversely affect the demand of our products.

     The demand for our products is highly dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment policies of these third-party payers are revised in light of increased controls on health care spending or otherwise, the price we may charge or the demand for our products may decrease.

      In this regard, CMS from time to time publishes reimbursement policies and rates that may favorably or unfavorably affect the reimbursement price and market for our products.  For example, in the past our V.A.C. therapy unit has been the only device assigned to the CMS reimbursement codes for negative pressure wound therapy.  However, CMS recently advised us that a pump and dressing kits marketed by BlueSky have been assigned to the same negative pressure wound therapy codes under the Healthcare Common Procedure Coding System.  Also,the existing code for reimbursement of V.A.C. disposable canisters will be eliminated effective December 31, 2005, which will require us to bill Medicare Part B for V.A.C. canisters under an alternate existing code at a lower reimbursement rate.  As a result of these recent CMS decisions, we may experience increased competition from BlueSky products in future periods and the pricing we receive from other third-party payers may be negatively impacted, either of which could materially and adversely affect our business and operating results.

     The reimbursement of our products is also subject to review by the medical directors of the four Durable Medical Equipment Regional Carriers, or DMERCs.  Recently, the medical directors indicated that policy interpretation will be handled separately by each of the four regional DMERCs.   As a result, our products in the past at times have not been and in the future may not be reimbursed uniformly by each of the four regional DMERCs, which could adversely affect our business and operations in a particular region or, in the event of an adverse determination by all of the DMERCs, in all regions.

     Due to the increased scrutiny and publicity of increasing health care costs, we may be subject to future assessments or studies by CMS, the FDA, or other agencies, which could lead to other changes in their reimbursement policies that adversely affect our business.   In this regard, we were informed in November 2004 that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in a competitive bidding process.  If our V.A.C. system were subject to a competitive bidding process, the price at which we are reimbursed would likely decrease substantially, which would have a material adverse effect on our business and operating results.  In any event, a negative assessment with respect to the efficacy of the V.A.C., or one that is perceived to be negative, could aversely affect the reimbursement of or demand for the V.A.C.

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
      -  third-party government or private reimbursement policies with respect to V.A.C. treatment and competing products; and
      -  new or enhanced competition in our primary markets.

     We believe that the trading price of our common stock has been favorably affected by our historical rates of growth in revenue and earnings per share. We do not expect that these growth rates are sustainable.  If we are unable to realize continued growth rates consistent with our expectations or those of the analysts covering us, we would expect to realize an immediate and substantial decline in the trading price of our stock. Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in December and lasting through January, which we believe is caused by year-end clinical treatment patterns.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may begin during the fourth quarter of 2005.  In any event, the adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease.

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

Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage of V.A.C. and cause our V.A.C. revenue to decline.

     For the past several years, KCI has been conducting a number of clinical studies designed to test the efficacy of V.A.C. across targeted wound types.  A successful clinical trial program is necessary to maintaining and increasing sales of V.A.C. products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in, Europe, Canada and Japan.  If a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy of V.A.C. therapy, physicians may elect not to use V.A.C. therapy as a treatment for the type of wound in question, or generally.  Furthermore, in the event of an adverse clinical trial, V.A.C. therapy may not achieve “standard-of-care” designations for the wound types in question, which could deter the adoption of V.A.C. in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. therapy, limit the manner in which they cover V.A.C. therapy, or reduce the price they are willing to pay or reimburse for V.A.C. therapy.

We are involved in a number of legal proceedings that are costly to defend and, if adversely determined, could materially and adversely affect our operating results.

     We presently are involved with a number of legal proceedings relating to our products and the intellectual property rights of ourselves and others.  For example, in 2003, we filed a lawsuit against BlueSky Medical Group, Inc. Medela, Inc., Medela AG, and Patient Care Systems, Inc. alleging infringement of multiple claims under three V.A.C. patents, arising from the manufacturing and marketing of a medical device by BlueSky. We are seeking damages and injunctive relief in the case.  We may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we are unable to do so, BlueSky and others may, among other things, gain access to our V.A.C. markets, which could erode our market position or cause the pricing of V.A.C. systems to decline, either of which would materially and adversely affect our operating results.

     We expect similar litigation may arise in the future.  We also are subject to product liability litigation and risk arising from the manufacture and marketing of our medical products. The costs of pursuing or defending this litigation and other litigation that may arise may be substantial.  Any adverse determination also could materially and adversely affect our operating results.

We may be subject to claims audits that could harm our business and financial results.

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

Because we depend upon a limited group of suppliers and, in some cases, sole-source suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. systems and disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  V.A.C. disposables represented approximately 22% of our total revenue for the nine months ended September 30, 2005, and V.A.C. rental and sales represented approximately 74% of our total revenue for the same period.  Accordingly, a material or continued shortage of V.A.C. disposables would inevitably cause our revenue to decline and may also reduce our market position.

     We have a long-term supply agreement with Avail through October 2007, with automatic extensions for additional twelve month periods.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreement and our expectations, our supply of V.A.C. disposables could be jeopardized.

     We understand that Avail relies exclusively on Foamex International, Inc. ("Foamex") for the supply of foam used in the V.A.C. disposable dressings.  Foamex recently filed for Chapter 11 bankruptcy reorganization.  While in bankruptcy, Foamex could breach or terminate its contract with Avail, reject, delay or refuse to fulfill Avail orders, cease production of the foam necessary for our V.A.C. products, or sell production to a third party.  Any of these outcomes would jeopardize Avail’s supply of foam and hence our supply of V.A.C. disposables.  If we are required but unable to timely procure an alternate source for this foam at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a materially adverse effect on our entire V.A.C. business.

We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent publicity has highlighted the need to control health care spending at the federal (Medicare) and state (Medicaid) levels. We believe this pressure will intensify over time. For example, the enactment of the MMA eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

     Substantially all of our products are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. Recently the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. Regulatory authorities in Europe and Canada have also recently adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010. Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements.

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

     Our senior credit facility requires that we fix the base-borrowing rate applicable to at least 50% of the outstanding amount of our term loan under our senior credit facility for a period of two years from the date of issuance. As of September 30, 2005, we have three interest rate swap agreements pursuant to which we have fixed the rates on $150.0 million, or 67.6%, of our variable rate debt as follows:

   -  2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;
   -  2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and
   -  2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

     The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates as of September 30, 2005.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date as of September 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long‑term debt
Fixed rate	$ -	$ 150	$ -	$ -	$ -	$ 97,846	$ 97,996	$ 101,421
Average interest rate	-	7.000%	-	-	-	7.375%	7.374%
Variable rate	$ 568	$ 2,270	$ 2,270	$ 2,270	$ 2,270	$ 212,259	$ 221,907	$ 221,907
Average interest rate	5.780%	5.780%	5.780%	5.780%	5.780%	5.780%	5.780%
Interest rate swaps (1)
Variable to fixed	$ -	$ 150,000	$ -	$ -	$ -	$ -	$ 150,000	$ (2,108)
Average pay rate	-	2.774%	-	-	-	-	2.774%
Average receive rate	-	4.020%	-	-	-	-	4.020%

(1) Interest rate swaps are included in the variable rate debt under long-term debt. As of September 30, 2005, the fair value of our swap agreements were positive in the aggregate and recorded as an asset.

Foreign Currency and Market Risk

     We have direct foreign operations in Western Europe, Canada, Australia, Japan and South Africa and distributor relationships in many other parts of the world. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

     We maintain no other derivative instruments to mitigate our exposure to currency translation and/or transaction risk. International operations reported operating profit of $36.6 million for the nine months ended September 30, 2005. We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2005 would change our net income for the nine months ended September 30, 2005 by approximately $2.4 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG and Patient Care Systems, Inc. in the United States District Court for the Western District of Texas, San Antonio Division.  We have alleged infringement of three V.A.C. patents, two of which are owned by Wake Forest, arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  We have also asserted causes of action for breach of contract, tortious interference, unfair competition and conspiracy.  We are seeking damages and injunctive relief in the case.  BlueSky and Medela have asserted counterclaims against us for declarations of non-infringement and patent invalidity and violations of federal anti-trust laws.  A trial date has been set for May 31, 2006.

     On June 28, 2005, the Court issued a ruling on a Markman hearing, construing certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruling that other terms were definite and did not require construction by the Court.  A Markman hearing on construction of claims in U.S. Patent number 5,645,081 (the “081” patent”) and additional claims in the 643 patent is scheduled for November 14, 2005.  On September 7, 2005, we entered into a settlement with Patient Care Systems (“PCS”), pursuant to which the Court has entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  On November 2, 2005, the Court denied defendants’ motions for summary judgment to dismiss our claims of tortious interference, unfair competition and conspiracy, but dismissed our breach of contract claim against Medela.  Medela remains a defendant in the lawsuit for our claims of conspiracy, patent infringement and other claims.  Although it is not possible to reliably predict the outcome of this litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market could be significantly reduced due to increased competition, and pricing of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued an interlocutory decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 0.10 - 0.99 atmospheres to 0.01 - 0.99 atmospheres and modified the patent claims to provide that the "screen means" is open-cell polymer foam.  Wake Forest and Paul Hartmann A.G. have appealed the decision.  Mondomed N.V. has entered into a settlement with us and has withdrawn from the opposition.  We presently believe it will take two or more years to complete the appeal process.  During the pendency of an appeal, the original patents remain in place.  If Wake Forest is not successful in its appeal, the patent claims could be narrowed or the patent could be invalidated, either of which may have a material adverse effect on our business.  We do not believe that any decision in this case will affect U.S. patents.

     On September 30, 2005, KCI and its affiliates reached an agreement to settle its litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  The case was originally filed by Novamedix in 1992 and relates to KCI’s PlexiPulse line of foot pump products used for the prevention of deep-vein thrombosis.  Under the terms of the settlement, KCI paid Novamedix $75 million and agreed to assign or license certain KCI foot pump patent rights to Novamedix.  KCI will also retain rights under the patents.  The settlement resolves and settles all claims between the parties in the case.

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

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1)
3.2	Third Amended and Restated By-laws of KCI(2)
10.1	Letter, dated September 14, 2005, from KCI to Mark B. Carbeau outlining the terms of his employment.
10.2	Letter, dated September 19, 2005 from KCI to Christopher M. Cashman outlining the terms of his employment.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                KINETIC CONCEPTS, INC.
                                                                                                (REGISTRANT)

Date:      November 4, 2005                                                   By:      /s/  DENNERT O. WARE
                                                                                                Dennert O. Ware
                                                                                                President and Chief Executive Officer
                                                                                                (Duly Authorized Officer)

Date:      November 4, 2005                                                   By:      /s/  MARTIN J. LANDON
                                                                                                Martin J. Landon
                                                                                                Vice President and Chief Financial Officer
                                                                                                (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1)
3.2	Third Amended and Restated By-laws of KCI(2)
10.1	Letter, dated September 14, 2005, from KCI to Mark B. Carbeau outlining the terms of his employment.
10.2	Letter, dated September 19, 2005 from KCI to Christopher M. Cashman outlining the terms of his employment.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.