Form 10-K
period 2005-12-31
KINETIC CONCEPTS INC /TX/
filed 2006-03-15
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                      Yes      X             No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                      Yes                      No     X

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
               Large accelerated filer          X                Accelerated filer                               Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                      Yes                      No     X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 was $3,114,617,040 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

     As of March 13, 2006, there were 71,225,532 shares of the registrant's common stock outstanding.

     Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis™, AtmosAir®, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KCI®, GranuFoam® Silver, KinAir® III, KinAir® IV, KinAir MedSurg®, KCI Express® Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.®, The Clinical Advantage®, TheraKair®, TheraKair® Visio™, TheraPulse®, TheraPulse® II, TheraPulse® ATP™TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C.® ATS® , V.A.C. ® Freedom®, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill®.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward‑looking statements are based on our current expectations and projections about future events. Discussions containing forward‑looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward‑looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

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

-      attracting and retaining customers;

-      competition in our markets;

-      productivity of our sales force;

-      future economic conditions or performance, including seasonality;

-      changes in patient demographics;

-      estimated charges for compensation or otherwise; and

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

PART I - FINANCIAL INFORMATION

ITEM 1.     BUSINESS

General

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing and can help reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent and treat skin breakdown and assist caregivers in the safe and dignified handling of obese patients. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care facilities and patients' homes both in the United States and abroad.

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

Clinical Applications

     Our advanced wound care systems and therapeutic surfaces address four principal clinical applications, advanced wound healing and tissue repair, therapies to treat pulmonary complications in the intensive care unit, bariatric care and wound treatment and prevention.

Advanced Wound Healing and Tissue Repair

     In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes) and serious pressure ulcers present special challenges to the physician. These are often complex and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult—or in the worst cases, impossible—to treat quickly and successfully with traditional treatments. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk of treating these patients in health care facilities, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our V.A.C. Therapy systems are designed to meet these needs by promoting the reduction in local edema, managing exudate, reducing infection risk, and stimulating the growth of healthy, vascularized granulation tissue.

     In the extended care and home care settings, different types of wounds—with different treatment implications—present the most significant challenges. Although a large number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the home care setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system or immune deficiencies that interfere with the body's normal wound healing processes. Diabetic ulcers, arterial and venous insufficiency wounds and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit a patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies, which include hydrocolloids, hydrogels and alginates.

     Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the home care setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies that are minimally disruptive to the patient's or the provider's typical daily routines. Our V.A.C. Freedom system is designed to allow patients mobility to conduct normal lives while their wounds heal.

Therapies to Treat Pulmonary Complications in the Intensive Care Unit

     The most critically ill patient population is generally cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical treatment and attention. Patients seen in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome (“ARDS”), resulting directly from their conditions or stemming from their impaired mobility.  Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. In 2003, there were approximately 1.1 million ICU patients in the United States with pulmonary complications.

     Treating pulmonary complications requires special equipment and treatment methods. Because of the aggressive and specialized treatments required to address these life-threatening conditions, daily patient-care costs in the ICU are high. Our critical care therapies consist of Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy to provide mobility to patients who cannot mobilize themselves. Kinetic Therapy involves the side‑to‑side rotation of a patient to an angle of at least 40 degrees per side and has been shown in independent clinical studies to reduce the incidence of certain pulmonary complications and length of stay in the ICU. Prone Therapy involves turning a patient from the supine to prone position and often is done manually by nurses in the ICU. Proning an ICU patient may improve oxygenation in ARDS patients and reduce ventilator time and ICU length of stay. Kinetic Prone Therapy involves delivering Kinetic Therapy in the Prone position.

Bariatric Care

     In the U.S., the prevalence of obesity has increased from 15% in the late 1970s to approximately 23% in 2003. In addition, obesity is now the second leading cause of preventable death in the U.S., and has been estimated at 5.3% of total medical spending. Obese patients are often unable to fit into standard‑sized beds and wheelchairs and pose an increased risk to caregivers. KCI's BariatricSupport, a comprehensive offering of therapy-driven, safety-focused products, education and training, provides obese patients with the surface therapies, accessories, and support they need. In addition, our bariatric products enable caregivers to care for obese patients in a safe and dignified manner in all care settings. While our bariatric products are generally used for patients weighing from 300 to 600 pounds, most are expandable and can accommodate patients weighing up to 850 to 1,000 pounds. Our most sophisticated bariatric products can serve as a chair, weight scale, and x‑ray table; and they provide therapies like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care facilities, moving many facilities to adopt a “no lift” policy, because moving and handling obese patients increases the risk of injury to health care personnel. Our products and accessories enable health care personnel to treat these patients in a manner that is safer for health care personnel, safer and more dignified for the patient, and assists facilities in complying with their “no lift” policy.

Wound Treatment and Prevention

     Our pressure relieving therapeutic surfaces provide therapy for the treatment of pressure sores, burns, ulcers, skin grafts, and other skin conditions. They also help prevent the formation of pressure sores that can develop in immobile individuals. Our therapeutic surfaces reduce the amount of pressure on a patient's intact skin (prevention) or an existing wound site (treatment) by redistributing forces away from the skin or wound site through immersion of the patient into a medium such as air, foam, silicon beads, or viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. Many of our products also provide moisture control, a major cause of maceration of the skin, by flowing air through the support surface to the skin, keeping the skin dry and moisture free. In addition to providing pressure relieving therapy, some of our products also provide for pulsing of air into the surface cushions, known as Pulsation Therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of at least 20 degrees per side. Our wound care therapeutic surfaces are utilized by patients in hospitals, residents in nursing homes and individuals in the home.

Products

     We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome-driven therapies across multiple care settings.

Advanced Wound Healing and Tissue Repair Products

     Our four wound healing and tissue repair systems incorporate our proprietary V.A.C. technology.  The V.A.C. System consists of a therapy unit and four types of disposables: a foam dressing, an occlusive drape, a tube system connecting the dressing to the therapy unit and a canister.  The therapy unit consists of a pump that generates controlled negative pressure and internal software that controls and monitors the application of the therapy.  The therapy can be programmed for individualized use.  Additionally, the V.A.C.ATS and V.A.C. Freedom units include safety alarms that respond in real time to alert users of any lumen blockage, dressing leakage or machine tilting that may otherwise interfere with appropriate therapy delivery.  The systems have a number of on screen user-assist features such as treatment guidelines.

     Our negative pressure therapy is delivered to the wound bed through a proprietary foam dressing cut to fit the size and shape of the wound size. The dressing is connected to the therapy unit through a tube which both delivers the negative pressure and measures the pressure delivered to the wound surface. An occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. Negative pressure can also be applied intermittently to the wound site, which we believe further accelerates the growth of granulation tissue. The canister collects the fluids, or exudates, and helps reduce odors through the use of special filters. V.A.C. dressings are typically changed every 48 hours for non-infected wounds, versus traditional dressings which often require dressing changes one or more times per day. Our V.A.C. dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical wounds, diabetic foot ulcers and open abdominal wounds, among others.

     Our wound healing and tissue repair systems are targeted to meet the needs of specific care settings and wound or patient requirements, and consist of the following:

     -  The V.A.C.ATS System was introduced in 2002 to meet the acute care requirements for a flexible, easy-to-use, high-capacity system that is effective with the largest and most challenging trauma, orthopedic reconstruction and abdominal wounds. The V.A.C.ATS incorporates advanced features and controls to provide flexibility to customize the treatment protocol to the requirements of different wound types and physician preferences. It also incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. The V.A.C.ATS also simplifies dressing changes and incorporates smart alarms that help ensure patient safety.

     -  The V.A.C. Freedom System was introduced in 2002 to meet the requirements for a robust, lightweight, high-performance product suitable for patients who are able to walk and are not confined to bed. Similar to the V.A.C.ATS system, it incorporates advanced features and T.R.A.C. technology, but in a 3.2-pound package adapted for convenient unobtrusive use by more active patients. It also includes special filters that help reduce wound odor, a common and embarrassing problem for many ambulatory wound patients. While the design of the V.A.C. Freedom system addresses the treatment needs of chronic wound patients, its 300 cc canister capacity also makes it appropriate for patients with highly exudating wounds.

     -  The V.A.C. Instill System was introduced in 2003 to add additional therapeutic capability to the V.A.C. system. The V.A.C. Instill combines the ability to instill fluids into the wound with V.A.C. therapy. Fluids prescribed by physicians for topical use—including antibiotics, antiseptics and anesthetics—can be instilled, making the system particularly well suited for infected and painful wounds. Future uses could include cytokines, growth factors, or other agents to stimulate wound healing. Because the V.A.C. Instill is based on the V.A.C.ATS system, it also includes all the capabilities and features of the V.A.C.ATS.

     The superior clinical efficacy of our V.A.C. wound healing and tissue repair systems is supported by an extensive collection of published clinical studies. V.A.C. systems have been reviewed in at least 242 peer reviewed journal articles, 342 abstracts, 48 case studies and 49 textbook citations. Of these, the research for 53 articles and 56 abstracts was funded by research grants from KCI.  Negative Pressure Wound Therapy, as delivered by the V.A.C. System, has been granted a seal of approval by the American Podiatric Medical Association, the German Wound Healing Society and the Austrian Wound Healing Society.  In addition, independent consensus conferences have issued guidelines for the use of Negative Pressure Wound Therapy for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital treated wounds and open abdominal wounds.

     Additionally, we are sponsoring five ongoing prospective, randomized and controlled multicenter clinical studies specifically designed to provide statistically significant evidence of V.A.C. therapy's clinical efficacy for treating a wide range of targeted wound types. These clinical studies are managed by our 23-member Clinical Operations team within our Medical department.

Products Treating Pulmonary Complications in the ICU

     Our critical care therapies line includes both Kinetic Therapy products and Prone Therapy products. In 2004, we introduced the RotoProne Therapy System, an advanced patient-care system for the treatment and prevention of pulmonary complications associated with immobility. Providing Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy, the RotoProne Therapy System enables caregivers to automatically rotate immobile patients with respiratory complications from the supine to the prone position and to also rotate them from side to side up to 62 degrees in both the supine and prone positions. The Rotoprone Therapy System can help improve patient outcomes by providing caregivers an easier way to deliver multiple intervals of Prone or Kinetic Prone Therapy over an extended period of time.  It also has the capability of delivering Kinetic Therapy in the supine position. The RotoProne Therapy System features include programmable rotation, up to 62 degrees in either the prone or supine position, with an acclimation mode as well as pause and hold functions to suspend the patient in a side‑lying position for ease in nursing care. Other features of the RotoProne Therapy System include a proprietary tube management system, electronically monitored buckles, an ergonomically‑designed head positioning system and 40‑second or less return to supine from the prone position for delivery of CPR.

     Our Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, Roto Rest Delta, PediDyne and Rotoprone Therapy systems. The TriaDyne Therapy System product line is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriaDyne Therapy System also provides percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The Roto Rest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications and respiratory failure. The Roto Rest Delta is also designed, and has been shown, to improve the care of patients suffering from multiple trauma and spinal cord injury.  Kinetic Therapy has been clinically studied in at least 17 randomized clinical trials, 55 peer reviewed articles, 10 other published articles, 42 abstracts, 19 case studies and three textbook citations. Of these, the research for 16 articles, 32 abstracts and 19 case studies was funded by research grants from KCI.

Bariatric Care Products

     Our bariatric products provide a range of therapy options and the proper support needed by obese patients that enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir Therapy System, which can serve as a bed, cardiac chair or x-ray table. The BariAir, first introduced in 1996, provides low air loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today and is indicated for the treatment of the most complex bariatric patient, typically found in the ICU. In addition to therapy, the BariAir provides a risk management platform for patients weighing up to 850 pounds. It is a front exit bed with the ability to convert to a cardiac chair position. In 1996, we also introduced the FirstStep Select Heavy Duty overlay, which provides pressure-relieving low air loss therapy when placed on a BariKare bed, our front-exit risk management platform for patients up to 850 pounds. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and Maxxis 400 provide a home care bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

     The BariMaxx II bed provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. The BariMaxx II side exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. The MaxxAir ETS (Expandable Turning Surface) mattress replacement system is a low‑air pressure relieving surface option for the BariMaxx II that also includes rotational therapy of up to 30 degrees on each side.

     All of our bariatric beds can be combined with an EZ-Lift patient transfer system, an Air Pal air assisted lateral transfer system, a Carechair combination chair / stretcher, and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric suite offering. This complete suite offering helps care givers in the day to day care of the bariatric patient and also assists with compliance to “no lift” policies being implemented in health care facilities.

Wound Treatment and Prevention Products

     We offer a wide variety of therapeutic surfaces for wound treatment and prevention, providing pressure reduction, pressure relief, pulsation, alternating pressure, and a continuous turn of a minimum of 20 degrees. Most of our therapy beds and surfaces incorporate the exclusive use of Gore Medical Fabric in the patient contact areas to provide an ideal microclimate for skin protection and moisture control. Our pressure relief products include a variety of framed beds and overlays such as the KinAir MedSurg and KinAir IV framed beds; the FluidAir Elite and FluidAir II bead beds; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage, TheraKair, TheraKair Visio and TriCell overlays, the AtmosAir family of non-powered, dynamic mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the KinAir MedSurg Pulse and TheraPulse ATP framed beds and the DynaPulse overlay. Our alternating pressure or air cycling products include a powered model of the AtmosAir, and the Intercell. Our turn assist products include the KinAir IV, Therapulse ATP, and a powered AtmosAir model.  Internationally, the TheraKair Visio represents the next generation of our strong Therakair brand, providing low air loss pressure relief with Pulsation Therapy.

     The KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support patients on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The TheraKair, TheraKair Visio, and FirstStep family of overlays and mattress replacement systems are designed to provide pressure relief and help prevent and treat pressure sores. The AtmosAir family is primarily for-sale mattress replacement products that have been shown to be effective for the prevention and treatment of pressure sores in a series of hospital‑based case studies. The proprietary AtmosAir with Self Adjusting Technology (SAT) utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief.

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

Competitive Strengths

     We believe we have the following competitive strengths:

     Product innovation and commercialization.  We have a successful track record in pioneering new wound care and therapeutic surface technologies.  Our recent development and commercialization of new V.A.C. systems and disposable dressing variations have strengthened KCI's leadership position in advanced wound care.  We have also developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care.  Our most recent innovation in therapeutic surfaces is RotoProne Therapy, an advanced patient-care system for the treatment and prevention of pulmonary complications associated with immobility.  Proning therapy may improve oxygenation in patients with Acute Respiratory Distress Syndrome.

     Superior clinical efficacy.  The superior clinical efficacy of our V.A.C. systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.

     Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,630 individuals, including approximately 485 employees with clinical backgrounds, has strong relationships with our customers due to the clinical support and consultation we provide and our education and training programs. We also have broad reach across all health care settings. In the United States, for example, we have relationships with over 3,800 acute care hospitals, approximately 5,900 extended care facilities and over 10,800 home health care agencies and wound care clinics.

     Extensive service center network.  With a network of 139 U.S. and 70 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing national GPO contracts and allows us to efficiently serve the home market directly. Our network also provides a platform for the introduction of additional products.

     Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop capabilities and expertise in third-party reimbursement, and we have developed systems to support and manage the deployment of our domestic and international sales and service efforts.

Customers

     We have a broad reach across all health care settings. In the United States, for example, we have relationships with over 3,800 acute care hospitals, approximately 5,900 extended care facilities and over 10,800 home health care agencies and wound care clinics. As of December 31, 2005, we served over 2,400 medium to large hospitals in the United States. Through our network of 139 U.S. and 70 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. This extensive network is critical to securing national contracts with group purchasing organizations (“GPOs”), and allows us to efficiently serve the home market directly. Our network also provides a platform for the introduction of additional products.

     Our agreements with GPOs and reimbursement under Medicare Part B account for a significant portion of our revenues.  We have agreements with numerous GPOs, which represent large groups of acute care and extended care facilities in order to negotiate rental and purchase terms on behalf of their members.  Our largest GPO relationship is with Novation, LLC.  Under our agreements with Novation, we provide products and therapies to over 1,800 acute care and extended care facilities.  Rentals and sales to Novation participants in the years ended December 31, 2005 and 2004, accounted for $159.6 million, or 13.2% of total revenue, and $145.3 million, or 14.6% of total revenue, respectively.  Medicare, which reimburses KCI for placement of products and therapies with Medicare participants, accounted for $148.6 million, or 12.3% of total revenue, and $114.6 million, or 11.5% of total revenue for the years ended December 31, 2005 and 2004, respectively.  No other customers or payers accounted for 10% or more of total revenues for the years ended December 31, 2005 and 2004, respectively.

     Our customers generally prefer to rent our V.A.C. systems and therapeutic surfaces and purchase the related disposable products, such as V.A.C. dressings. We believe that some of our customers, who tend to be our larger customers, desire alternatives to rental for at least some of their business. We expect this trend may continue as V.A.C. penetration increases, and we are exploring alternative models so that we meet our customers' needs.

Billing and Reimbursement

     We have extensive contractual relationships and reimbursement coverage for our products in the United States. In acute and extended care, we have contracts with nearly all major hospital-organizations and most major extended-care organizations. Generally, these acute and extended care organizations pay us directly for our products and services. In the home care market, we provide our products and services directly to patients and bill third‑party payers, including Medicare and private insurance. We currently have V.A.C. contracts with private and governmental organizations covering over 200 million member lives in the United States as of December 31, 2005. This represents more than 10 times the number of member lives we had under contract as of mid-2000.

     The following table sets forth, for the periods indicated, the percentage of revenue derived from different types of payers:

	2005	2004	2003

Acute and extended care organizations	67%	68%	70%
Third-party payers	33%	32%	30%

Employees

     As of December 31, 2005, we had 5,735 employees.  Our corporate, manufacturing, finance and administrative functions are performed by approximately 1,115 employees who are located in San Antonio, Texas. Our USA division had 2,865 employees, including 980 employees located in San Antonio who perform functions associated with customer service and sales administration. As of December 31, 2005, we had approximately 1,755 employees in our international division. Approximately 80 employees in our France subsidiary are represented by a workers' council, pursuant to applicable industrial relations laws. Our employees are not otherwise represented by labor unions or workers' councils and we consider our employee relations to be good.

Corporate Organization

     Our business has two geographical operating segments: USA and International.

     With approximately 2,865 employees as of December 31, 2005, our USA division serves the domestic acute care, extended care and home care markets with the full range of our products and services. The domestic division distributes our medical devices and therapeutic surfaces to over 3,800 acute care hospitals and approximately 5,900 extended care facilities and also directly serves the home care market through our service center network. Our USA division accounted for approximately 73%, 75%, and 76% of our total revenue in the years ended December 31, 2005, 2004 and 2003, respectively.

     As of December 31, 2005, our International division had direct operations in 17 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Ireland, Belgium, Spain, Singapore, Japan and South Africa. The International division distributes our medical devices and therapeutic surfaces through a network of 70 service centers. Our international corporate office is located in Amsterdam, the Netherlands. We have international manufacturing and engineering operations based in the United Kingdom and Belgium.  In addition, our International division serves the demands of a growing global market through relationships with approximately 50 independent distributors in Latin America, the Middle East, Eastern Europe and Asia. The International division consists of approximately 1,755 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our International division accounted for approximately 27%, 25% and 24% of our total revenue in the years ended December 31, 2005, 2004 and 2003, respectively.

Sales and Marketing Organization

     Our worldwide sales organization consists of approximately 1,630 individuals. Our sales organization is organized by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care. We have approximately 485 clinical consultants, all of whom are health care professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist facilities and home health agencies to develop their patient-care protocols. Our clinicians educate the hospital, long-term care facility or home health agency staff on the use of our products. In addition, we employ approximately 140 field‑based specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

     Our international sales organization includes more than 590 employees in 17 foreign countries. In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

     Selling, marketing and advertising expenses in each of the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2005	2004	2003

Selling	$197,040	$167,531	$130,637
Percentage of total revenue	16%	17%	17%

Marketing	$ 55,507	$ 47,717	$ 25,488
Percentage of total revenue	5%	5%	3%

Advertising	$ 9,574	$ 7,824	$ 5,778
Percentage of total revenue	1%	1%	1%

Service Organization

     Our USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. In 2005, we launched KCI Express, our online secure, encrypted website allowing customers in acute care, extended care and home care to transact business with KCI on the web.  The branded site, www.kciexpress.com provides KCI’s customers self-service applications designed to meet the specific needs in their care setting.  Our USA division distributes our medical devices and therapeutic surfaces through a network of 139 domestic service centers.  Our USA division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours.  Our International division distributes our medical devices and therapeutic surfaces through a network of 70 service centers.

     In addition to delivery, pick-up, and technical support services, our service organization cleans, disinfects, and reconditions products between rentals.  To assure availability when products are needed, the service organization manages our rental fleet of approximately 100,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 930 people in the United States and 540 people internationally.

Research and Development

     We have a successful track record of pioneering new wound care and therapeutic surface technologies through new product introductions and significant enhancements to existing products. Our development and commercialization of V.A.C. systems including proprietary disposable dressings have established KCI as a leader in advanced wound care. Our therapeutic surfaces technology originated with the introduction of the Roto Rest bed 29 years ago. Since that time, we continue to develop and commercialize a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care. More recently, we have developed a broad portfolio of bariatric surface products to improve the care of obese patients.

     Our primary focus for innovation is to increase the clinical and economic benefit of our products to our customers and their patients. In addition, we strive to make our products user-friendly and increase their operational efficiency, both of which are critical in the demanding and sometimes short‑staffed world of health care today. Significant investments in our 2005 research and development included:

        -  new, advanced wound healing systems and dressings tailored to the needs of different wound types and care settings;

        -  new technologies in wound healing and tissue repair;

        -  new applications of V.A.C. technology and enhanced therapeutic effectiveness through improved understanding of the V.A.C. systems' various mechanisms of action; and

        -  commercialization of RotoProne, an advanced therapeutic surface to address critical needs of patients with
           Acute Respiratory Distress Syndrome and other severe pulmonary complications, and development of a new therapeutic surface to provide neuroprotection for cardiac arrest and stroke patients.

     Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Research and development spending	$30,614	$31,312	$23,044
Percentage of total revenue	3%	3%	3%

Patents, Trademarks and Licenses

     To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. We have approximately 160 issued U.S. patents relating to our existing and prospective lines of therapeutic medical devices. We also have approximately 60 pending U.S. patent applications. Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks. We have approximately 55 trademarks and service marks registered with the United States Patent and Trademark Office. We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

     We have patents relating to our current V.A.C. products, in the form of owned and licensed patents, including at least 19 issued U.S. patents (including 10 design patents) and at least 13 U.S. patent applications pending. Our worldwide patent portfolio (including owned and licensed patent assets) relating to current and prospective technologies in the field of V.A.C. Therapy includes more than 225 issued patents and more than 140 pending patent applications, including protection in Europe, Canada, Australia, Japan and the United States. Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority. The V.A.C. utility patents, which relate to our basic V.A.C. Therapy, extend through the middle of 2014. We also have multiple longer-term patent filings directed to cover unique central systems, dressings and other improvements of the V.A.C. system.

     On October 6, 1993, we entered into a license agreement with Wake Forest University on which we rely in connection with our V.A.C. business. Under this agreement, Wake Forest University has licensed to us on a worldwide, exclusive basis, the right to use, lease, sell and sublicense its rights to certain patents that are integral to the technology that we incorporate in our V.A.C. products. The term of the agreement continues for as long as the underlying patents are in effect, subject to Wake Forest University's right to terminate earlier if we fail to make required royalty payments or are otherwise in material breach or default of the agreement.

     We are subject to legal proceedings involving our patents that are significant to our business.  These proceedings are discussed subsequently in “Item 3: Legal Proceedings.”

Manufacturing

     Our manufacturing processes for V.A.C. systems, therapeutic surfaces, mattress replacement systems and overlays involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process is in compliance with the International Organization for Standardization (“ISO”) 9001 (1994), ISO 13485, and the United States Food and Drug Administration’s Quality System Regulation.

     We contract for the manufacture of V.A.C. disposable supplies through Avail Medical Products, Inc., a leading contract manufacturer of sterile medical products.  We entered into an exclusive agreement with Avail for our V.A.C. related disposable products, which became effective in October 2002 for our U.S. orders and in May 2003 for our international orders.  This evergreen supply agreement has a term through October 2008, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  Approximately 23% of our total revenue for the year ended December 31, 2005 was generated from the sale of these disposable supplies.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement.  We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

Working Capital Management

     We maintain inventory parts and supplies to support customer needs in our service centers and in our manufacturing facilities. We also maintain inventory for conversion to our surface and V.A.C. rental fleet in our manufacturing facilities. Our V.A.C. rental equipment cannot be used without the disposables that support the V.A.C. systems. As such, we buy and ship disposable inventory directly from our single supplier to the customer.

     Our payment terms with hospitals and extended care facilities are consistent with industry standards and generally provide for payment within 30 days of invoice. Our payment terms with third-party payers, including Medicare and private insurance, are consistent with industry standards and are regulated by contract and state statute and generally vary from 30 to 45 days. A portion of our receivables relate to unbilled revenues arising in the normal course of business.  A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our hospital or extended care facility customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

Competition

     We believe that the principal competitive factors within our markets are clinical efficacy, cost of care, clinical outcomes and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional health care GPOs. We have contracts with most major hospital GPOs and most major extended care GPOs for V.A.C. systems. The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop new cost-effective products and technologies.

     In wound healing and tissue repair, we compete with products designed to mimic V.A.C. functions and other treatment methods offered by a number of companies in the advanced wound care business.  For example, BlueSky Medical Corporation is actively marketing a medical device to compete directly with V.A.C. Therapy.  We believe that this device violates our intellectual property rights and we have taken legal action against BlueSky, its suppliers and several of its distributors to protect our rights.  In 2004, BlueSky received FDA clearance of its pump and one of its dressings and in 2005, BlueSky’s product was assigned to the Medicare billing codes for Negative Pressure Wound Therapy.  Since obtaining these approvals, BlueSky has been actively marketing its products within the KCI customer base.  In the event that KCI is unsuccessful in its case against BlueSky, or if other manufacturers are able to successfully develop technologies that do not infringe our patents or intellectual property rights, KCI will likely face increasing competition in the advanced wound-care market.  As the market for, and revenues generated by the V.A.C. System expand, we believe additional competitors may introduce products designed to mimic the V.A.C.  Over time, as KCI’s patents in the V.A.C. field begin to expire, KCI expects increased competition with products adopting the basic V.A.C. technologies.

     Other wound healing methods are substantially different than the V.A.C. and include traditional wound care dressings, advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and medical devices used for wound care. Many of these methods can be used to compete with the V.A.C. or as adjunctive therapies which may complement V.A.C. therapy.  For example, caregivers may use one of our V.A.C. systems in order to reduce the wound size and create a healthy wound bed, and then use a skin substitute to manage the wound to final closure.

     With respect to therapeutic surfaces for treatment of pulmonary complications in the ICU, wound treatment and prevention, our primary competitors are Hill-Rom Company, Huntleigh Healthcare and Pegasus Limited. In the bariatric market, our primary competitors are Hill-Rom, Sizewise Rentals and Huntleigh Healthcare. We also compete on a regional, local and market segment level with a number of smaller companies.

Reimbursement

     Our products are rented and sold principally to hospitals, extended care facilities and directly to patients in the home who receive payment coverage for the products and services they utilize from various public and private third‑party payers, including government-funded programs, such as the Medicare and Medicaid programs in the U.S.  In the home care market, we provide our products and services to patients and bill insurance companies, including Medicare Part B. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.

     We believe that government efforts to contain or reduce health care costs are likely to continue. These trends may lead third‑party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

     In its 2006 Work Plan, the Office of the Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) through its Office of Evaluations and Inspections, listed two durable medical equipment evaluations: “Medical Necessity of DME” and “Medicare Pricing of Equipment and Supplies.”  More recently, we have learned from the 2006 work plan that the OIG plans to conduct a study on Negative Pressure Wound Therapy during 2006. The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of HHS programs.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG has requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies requested and plans to cooperate fully with any and all requests associated with these evaluations. We cannot predict how either or both of them may impact reimbursement of our products in the future.

Medicare

     Medicare is a federally funded program that provides health care coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute. Effective October 1, 2000, we received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for our V.A.C. systems and related disposable supplies in the home care setting.

     The methodology for determining the amount of Medicare reimbursement of our products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. Most of our products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

     Acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system (“PPS”), acute care hospitals receive a predetermined payment rate based upon the Diagnosis‑Related Group (“DRG”), which is assigned to each Medicare beneficiary's primary diagnosis, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs must come from within the DRG-based payments made to hospitals for the treatment of Medicare‑eligible inpatients who utilize the products. Long-term care and rehabilitation facilities are now also paid under a PPS rate that does not directly account for all actual services rendered. Because PPS payments are based on predetermined rates, and may be less than a facility’s actual costs in furnishing care, facilities have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.

     Certain specialty facilities such as long term acute care or in-patient rehabilitation facilities also use our products.  In 2003, these specialty facility types completed a phase-in to a PPS reimbursement system.  To date, we have not experienced a material impact on our business from this reimbursement change.  However, in 2005, additional changes in admitting practices were being phased-in to these specialty facilities.  These changes have the potential of adversely impacting overall reimbursement for these specialty facilities.  We cannot predict the impact of these changes in admitting practices of long term acute care and in-patient rehabilitation facilities on the health care industry or on our financial position or results of operations.

Skilled Nursing Facility Setting

     Reimbursement for skilled nursing facilities (“SNFs”) under Medicare Part A changed from a cost-based system to a prospective payment system effective in 1998, which is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital‑related costs associated with the inpatient stay and ancillary services. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products, such as our therapeutic surfaces, which are no longer reimbursed as variable ancillary costs.

Home Setting

     Our products are also provided to Medicare beneficiaries in home care settings. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as the Medicare Part B coverage criteria are met, certain of our products, including air fluidized beds, air-powered flotation beds, alternating pressure air mattresses and our V.A.C. systems and related disposables are reimbursed in the home setting under the DME category known as "Capped Rental Items." Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee equal to 80% of the established allowable charge for the item. The patient (or his or her insurer) is responsible for the remaining 20%. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter). We cannot predict the full impact of the new law on our financial position or results of operations, which may be impacted negatively.

Medicaid

     The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject, among other things, to certain federal requirements pertaining to eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing facilities nationwide. We sell or rent our products to nursing facilities for use in furnishing care to Medicaid recipients. Typically, nursing facilities receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each state's budget constraints. Current economic conditions have resulted in reductions in state funding for many Medicaid programs. Consequently, states are revising their policies for coverage of durable medical equipment in long-term care facilities and the home. We cannot predict the impact of policy changes on our Medicaid revenue, but it is, and will continue to be, a difficult market to operate in profitably.

Private Payers

     Many non-governmental third‑party payers, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase and rental of our products. The scope of coverage and payment policies varies among third‑party private payers. Furthermore, many such payers are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.

     We believe that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third‑party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

Market Outlook

Reimbursement of Healthcare Costs and Healthcare Reform

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

     A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third‑party payers. The reimbursement process for home care placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of the business.

     In the United States, health care reform legislation will most likely remain focused on reducing the cost of health care.  We believe that efforts by private payers to contain costs through managed care and other efforts will continue in the future as efforts to reform the health care system continue.

     The MMA contains revisions to payment methodologies and other standards for items of durable medical equipment.  These revisions could have a direct impact on our business.  Under the MMA, the reimbursement amounts for durable medical equipment, including V.A.C. systems, will no longer be increased on an annual basis through 2008.  Also, starting in 2007, Medicare will begin to implement a nationwide competitive bidding program in ten high-population metropolitan statistical areas, and in 2009, this program is to be expanded to 80 areas (and additional areas thereafter).  As of March 6, 2006, no proposed rules have been adopted for the implementation of the competitive bidding process.  KCI’s products may be subject to the competitive bidding process, which could impact KCI’s pricing for products that are reimbursed by Medicare in the home care setting.

     In 2003, the Centers for Medicare and Medicaid Services ("CMS") adopted a final rule implementing "inherent reasonableness" authority, which allows CMS and its carriers to adjust reimbursement amounts for durable medical equipment by up to 15% per year for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used by CMS and the carriers to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service.  Using this authority, CMS and the carriers could reduce KCI’s reimbursement levels for its products covered by Medicare Part B.

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

Health Insurance Portability and Accountability Act Compliance

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of provisions which impact our business including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for billing.  Sanctions for violating HIPAA include criminal penalties and civil sanctions.  HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable health information, or “PHI.”  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI.  HIPAA regulations regarding standardization of electronic data billing transactions will also impact our business.  We continue to work with all business associates with whom we share protected health information and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible.  However, the health care industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

Government Regulation

United States

     Our products are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the design, clinical testing, manufacture, labeling, distribution, sale and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution. The FDA also has the authority to demand the repair, replacement or refund of the cost of any device that we manufacture or distribute that violates statutory or regulatory requirements.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to the Quality System Regulation). Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are high-risk devices that receive significantly greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance (510(k) clearance) or pre-market application (“PMA”) approval. All of our current products have been classified as Class I or Class II devices, which typically are marketed based upon 510(k) clearance or related exemptions. A 510(k) clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device or to a Class III device on the market since May 28, 1976, for which PMA approval has not been required. A PMA approval requires proof to the FDA's satisfaction of the safety and effectiveness of a Class III device. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification. For "significant risk" devices, such clinical studies generally require submission of an application for an Investigational Device Exemption (“IDE”). The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The PMA approval process is much more costly, lengthy and uncertain. The process generally takes from one to three years; but it may take even longer.

     Devices that we manufacture or distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record‑keeping requirements and mandatory reporting of certain adverse experiences associated with use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

     Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations, including the Quality System Regulation (“QSR”, formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements. Manufacturers must also comply with the Medical Device Reporting (“MDR”) regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. In December 2005, KCI received accreditation of the Joint Commission on Accreditation of Health Care Organizations. It is our understanding that third-party accreditation of DME suppliers will be required for Medicare Part B reimbursement starting on January 1, 2007.  Under this accreditation process, KCI will be reevaluated every 3 years and is subject to routine unannounced inspections by the Joint Commission on Accreditation of Health Care Organizations to ensure continued compliance with standards.

Fraud and Abuse Laws

     We may also be subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the “Stark Law”) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain "designated health services" if the physician or an immediate family member has any financial relationship with the entity. A person who engages in a scheme to circumvent the Stark Law's referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal health care programs such as Medicare and Medicaid. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a health care provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

     We may also be subject to federal and state anti-kickback laws. Section 1128B(b) of the Social Security Act, commonly referred to as the “Anti-Kickback Law”, prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are otherwise lawful in businesses outside of the health care industry. The U.S. Department of Health and Human Services (“DHHS”) has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure health care providers and other parties that they will not be prosecuted under the federal Anti-Kickback Law. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Law, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Law will be pursued. The penalties for violating the Anti-Kickback Law include imprisonment for up to five years, fines of up to $25,000 per violation and civil penalties and possible exclusion from federal health care programs. Penalties of up to $50,000, plus up to three times the amount of the remuneration without regard to whether any portion was attributable to legitimate services, may be imposed.  Many states have adopted laws similar to the federal Anti-Kickback Law, and some of these state prohibitions apply to referral of patients for health care services reimbursed by any source, not only federal health care programs such as Medicare and Medicaid.

     In addition, HIPAA defined two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid.  Violations of these statutes may result in fines, imprisonment, or exclusion from government health care programs.  Additionally, HIPAA granted expanded enforcement authority to the DHHS and the U.S. Department of Justice (“DOJ”) and provided enhanced resources to support the activities and responsibilities of the DHHS's Office of the Inspector General (“OIG”) and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

     Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the U.S. federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals (known as "relators" or, more commonly, as "whistleblowers") may share in the amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action. Because we directly submit claims for payment for certain of our products, we are subject to these false claims statutes, and, therefore, could become subject to "qui tam" actions.

     The OIG has taken certain actions, which suggest that arrangements between manufacturers or suppliers of durable medical equipment or medical supplies and skilled nursing facilities (“SNF”) or other providers may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal Anti-Kickback Law. In July 1999, the OIG published OIG compliance program guidance for the durable medical equipment, prosthetics, orthotics and supply (“DMEPOS”) industry developed by the OIG in cooperation with, and with input from, the Centers for Medicare and Medicaid Services (“CMS”), the DOJ and representatives of various trade associations and health care practice groups. The guidance identifies specific areas of DMEPOS industry operations that may be subject to fraud and abuse.

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

Claims Audits

     The industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation requirements for obtaining reimbursement from private and governmental third‑party payers. Such protracted collection cycles can lead to delays in obtaining reimbursement. Moreover, the four durable medical equipment regional carriers ("DMERCs"), private entities that contract to serve as the U.S. government's agents for the processing of claims for products and services provided under Part B of the Medicare program for home use, and Medicaid agencies periodically conduct pre-payment and post-payment reviews and other audits of claims submitted. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. Reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

ISO Certification

     Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with International Quality System Standards (e.g., those issued by the International Organization for Standardization, "ISO") has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years.  We originally received ISO 9001 and EN 46001 certification in 1997, followed by certification in 2002 to ISO 13485:1996, a medical device-specific version of ISO 9001.  In 2005, we obtained certification to ISO 13485:2003, the latest version of that standard.  We are registered in the UK with the Medicines and Healthcare Products Regulatory Agency (“MHRA”), which, through a European Notified Body, certifies conformance with the EU Medical Device Directive.  We are thereby allowed to apply the CE mark to our products enabling sales and distribution throughout the European Union.  Since 2002, we have been licensed by Health Canada to sell and distribute our products within that country.

Environmental Laws

     We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of non-hazardous and hazardous substances and wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent from current or former operations at our facilities. From time to time, we have incurred costs and obligations for correcting environmental noncompliance matters and for cleanup of certain of our properties and third-party sites. We believe we have complied with our environmental obligations to date in all material respects and that such liabilities will not have a material adverse effect on our business or financial performance. However, such liabilities in the future may have a material adverse effect on our business or financial performance.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

     We face significant and increasing competition which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems.  In this regard, BlueSky Medical Group, Inc. is marketing a pump and dressing kits to compete directly with V.A.C. systems.  In 2004, BlueSky received U.S. FDA clearance of its pump and one of its dressings, which have recently been assigned by the Centers for Medicare and Medicaid Services (“CMS”) to the reimbursement codes for Negative Pressure Wound Therapy, the same codes assigned to our V.A.C. systems and disposables.  Also, BlueSky previously announced that a large midwest managed care organization has implemented a coverage policy for its product.  We believe the BlueSky device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights.  While we have successfully challenged the marketing of imitative V.A.C. systems by several European companies, we may not be successful in our challenge of BlueSky and may not prevail in the pending litigation.  If these competitors or others are able to legally develop and market their products or obtain Medicare or other third-party reimbursement for competing products, our position in the wound care market could substantially erode or our pricing of V.A.C. systems could decline significantly, either of which could materially and adversely affect our operating results.  We derived $706.0 million in revenue, or approximately 58% of our total revenue for the year ended December 31, 2005, from our domestic V.A.C. products relating to the patents at issue.  U.S. V.A.C. revenue was $562.6 million and $399.9 million for 2004 and 2003, respectively.

     In the U.S., our therapeutic surfaces business primarily competes with the Hill-Rom Company and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited. We face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete or that our competitors may effectively limit our market access through sole source contracts with GPOs, large health care providers or third-party payers, which also would adversely affect our operating results.

Our intellectual property is very important to our competitive position, especially for our V.A.C. products. If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

     We invest substantial resources and place considerable importance on obtaining and maintaining patent protection for our products, particularly, our license rights under the Wake Forest patents on which we rely in our V.A.C. business. We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors. Issued patents owned by us, or licensed to us, may be challenged, invalidated or circumvented, or the rights granted under issued patents may not provide us with competitive advantages. We incur substantial costs and diversion of management resources when we have to assert or defend our patent rights against others.  Moreover, third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. Any unfavorable outcome in intellectual property disputes or litigation could cause us to lose our intellectual property rights in technology that is material to our business. In addition, we may not be able to detect infringement by third parties, and could lose our competitive position if we fail to do so.

     In 2003, we filed a lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG and Patient Care Systems, Inc. In the case, we allege infringement of multiple claims under three V.A.C. patents arising from the manufacturing and marketing of a medical device by BlueSky. We are seeking damages and injunctive relief in the case.  Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market for our V.A.C. system could be significantly reduced due to increased competition, and pricing of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $706.0 million in revenue, or approximately 58% of our total revenue for the year ended December 31, 2005, from our domestic V.A.C. products relating to the patents at issue.  U.S. V.A.C. revenue was $562.6 million and $399.9 million for 2004 and 2003, respectively.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued a decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 76 – 752 mmHg of negative pressure to 7.6 – 752 mmHg of negative pressure and modified the patent claims to provide that the "screen means" term describing the dressing is an open-cell polymer foam.  Our V.A.C. systems typically operate between 50 and 200 mmHg of negative pressure, with a default setting of 125 mmHg.  Wake Forest and Paul Hartmann A.G. appealed the decision.  Mondomed N.V. entered into a settlement with us and withdrew from the opposition.  The oral hearing for the appeal is currently set for April 6, 2006.  In connection with the hearing, the Board of Appeals advised the parties on a preliminary and nonbinding basis that the range of pressures covered by the patent should be changed to 103.8 – 752 mmHg.  If this preliminary ruling becomes final or Wake Forest is not successful in its appeal respecting the negative pressure ranges or the “screen means,” the patent claims could be narrowed or the patent could be invalidated.  In either case, third-party competitors could gain market share in Europe, which could erode our market position or cause the pricing of V.A.C. systems to decline there, either of which would materially and adversely affect our operating results.  We derived $151.6 million in revenue from European V.A.C. products, relating to the patents at issue, or 12.5% of our total revenue for the year ended December 31, 2005.  During the pendency of an appeal, the original patents remain in place.  We do not believe that any decision in this case will affect U.S. patents.

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

Changes to third-party reimbursement policies could reduce the reimbursement we receive for and adversely affect the demand for our products.

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

     In this regard, CMS from time to time publishes reimbursement policies and rates that may favorably or unfavorably affect the reimbursement price and market for our products.  In the past our V.A.C. systems and disposables have been the only devices assigned to the CMS reimbursement codes for Negative Pressure Wound Therapy.  CMS recently announced that a pump and dressing kits marketed by BlueSky have been assigned to the same Negative Pressure Wound Therapy codes under the Healthcare Common Procedure Coding System.  Also, the unique existing code for reimbursement of V.A.C. disposable canisters was eliminated effective December 31, 2005, and consequently, we are required to bill Medicare Part B for V.A.C. canisters under a more generic existing code at a lower reimbursement rate beginning January 1, 2006.  As a result of these recent CMS decisions, we may experience increased competition from BlueSky products in future periods, and the pricing we receive from other third-party payers may be negatively impacted, either of which could materially and adversely affect our business and operating results.

     The assignment of CMS reimbursement codes to BlueSky products also increases the likelihood that our V.A.C. products will be subject to the Medicare competitive bidding process in 2007 which could negatively impact KCI’s pricing for products that are reimbursed by Medicare in the home care setting.  Any price declines in the Medicare setting could materially and adversely affect our business.  As of March 6, 2006, no proposed rules have been adopted for the implementation of the competitive bidding process.

     The reimbursement of our products is also subject to review by the medical directors of the four Durable Medical Equipment Regional Carriers (“DMERCs”).  The medical directors have indicated that policy interpretation for coverage and payment of durable medical equipment in the home will be handled separately by each of the four regional DMERCs.  As a result, our products in the past at times have not been and in the future may not be reimbursed uniformly by each of the four regional DMERCs, which could adversely affect our business and operations in a particular DMERC region or, in the event of an adverse determination by all of the DMERCs, in all regions.  We currently have approximately $11.0 million in outstanding receivables from CMS related to Medicare V.A.C. placements that have extended beyond four months in the home that are being disputed and denied by CMS as billed, as a result of DMERC policy interpretation.  We are in the process of submitting these receivables through the administrative process necessary to obtain payment.  We may not be successful in collecting these amounts, and if we are not, our revenue may suffer as a result of our inability to collect these claims and due to our inability to continue to provide the services that are represented by these disputed types of claims.  Revenue arising from such disputed claims represents less than 1% of total revenue for 2005.

     Due to the increased scrutiny and publicity of increasing health care costs, we may be subject to future assessments or studies by CMS, the FDA, or other agencies, which could lead to other changes in their reimbursement policies that adversely affect our business.   In this regard, we were informed in November 2004 that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in a competitive bidding process.  A negative assessment with respect to the efficacy of the V.A.C., or one that is perceived to be negative, could adversely affect the reimbursement of, or demand for, the V.A.C.

     More recently, we have learned from the 2006 work plan of the Office of the Inspector General (“OIG”) that the OIG plans to conduct a study on Negative Pressure Wound Therapy during 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of the Department of Health and Human Services.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG has requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfactorily meet the requirements of the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into determinations of the inherent reasonableness of our V.A.C. pricing, and to what extent our V.A.C. therapy will be subject to the competitive bidding process.

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

     We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, V.A.C. revenue growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns. The adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease.

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

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. across targeted wound types.  A successful clinical trial program is necessary to maintain and increase sales of V.A.C. products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in Europe, Canada and Japan.  If a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. therapy, physicians may elect not to use V.A.C. therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial, V.A.C. therapy may not achieve “standard-of-care” designations for the wound types in question, which could deter the adoption of V.A.C. in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. therapy, limit the manner in which they cover V.A.C. therapy, or reduce the price they are willing to pay or reimburse for V.A.C. therapy.

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

     More recently, we have learned from the 2006 work plan of the Office of the Inspector General (“OIG”) that the OIG plans to conduct a study on Negative Pressure Wound Therapy during 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of the Department of Health and Human Services.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG has requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfactorily meet the requirements of the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into determinations of the inherent reasonableness of our V.A.C. pricing, and to what extent our V.A.C. therapy will be subject to the competitive bidding process.

     In addition, private payers may also conduct audits, such as one conducted by Michigan Blue Cross.  We reviewed a preliminary report of their findings and filed a response in December 2004 and are currently negotiating on specific claims. Although no abusive or fraudulent practices were identified by the payer, it is unclear what refunds or recoupments will be expected based on claims reviews. KCI will have appeal rights with regard to any such determinations.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. systems and disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 75% of our total revenue for 2005, of which sales of V.A.C. disposables represented approximately 23%.  Accordingly, a shortage of V.A.C. disposables would inevitably cause our revenue to decline and, if material or continued, may also reduce our market position.

     We have a long-term evergreen supply agreement with Avail through October 2008, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary. We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreement and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue. The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe. However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

     Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  In 2005, Foamex filed for Chapter 11 bankruptcy reorganization.  While in bankruptcy, Foamex could breach or terminate its purchase orders with Avail, reject, delay or refuse to fulfill Avail orders, cease production of the foam necessary for our V.A.C. products, or sell production to a third party.  Any of these outcomes could jeopardize Avail’s supply of foam and hence our supply of V.A.C. disposables.  We are in the process of identifying other suppliers that could provide such inventory to meet our needs in the event that Foamex is unable to do so.  If we are required but unable to timely procure an alternate source for this foam at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a materially adverse effect on our entire V.A.C. business.

We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent publicity has highlighted the need to control health care spending at the federal (Medicare) and state (Medicaid) levels. We believe this pressure will intensify over time. For example, the enactment of the Medicare Modernization Act eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. At this time, we are unable to determine whether and to what extent these changes would be applied to our products and our business but this or similar legislative efforts in the future could negatively impact demand for our products.

     Substantially all of our products are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. Recently, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. Regulatory authorities in Europe and Canada have also recently adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010. Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements.

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

     In addition, we are subject to various environmental laws and regulations both within and outside the United States affecting the use of substances in our manufacturing and sterilization processes.  Compliance with such laws can entail substantial cost and any failure to comply could result in substantial fines, penalties and delays in marketing the affected products.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition.

     We have a significant amount of debt. As of December 31, 2005, we had $295.9 million of outstanding indebtedness and shareholders' equity of $191.5 million. This level of indebtedness could have important consequences, including the following:

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
     -  we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures; or
     -  our vulnerability to general adverse economic and industry conditions could be increased; and we could be at a competitive disadvantage compared to competitors with less debt.

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
     -  requirements for the approval of the holders of at least two thirds of our outstanding common stock to amend our articles of incorporation;
     -  authorization for our Board of Directors to adopt, amend or repeal our by-laws;
     -  limitations on the ability of shareholders to call special meetings of shareholders; and
     -  establishment of advance notice requirements for presentation of new business and nominations for election to the
        Board of Directors at shareholder meetings.

     In addition, under Texas law and our articles of incorporation and our by-laws, action may not be taken by less than unanimous written consent of our shareholders unless the Board of Directors has recommended that the shareholders approve such action.  The limitation on the ability of shareholders to call a special meeting, to act by written consent and to remove directors may make it difficult for shareholders to remove or replace the Board of Directors should they desire to do so.  These provisions could also delay or prevent a third party from acquiring us, which could cause the market price of our common stock to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

     We lease approximately 154,000 square feet at our corporate headquarters building in San Antonio, Texas, the majority of which is leased under a 10-year lease that expires in 2012. We also lease approximately 28,300 square feet in adjacent buildings that are used for general corporate purposes, and approximately 88,500 square feet of office space in San Antonio for our customer service center. In addition, in February 2004 and February 2005, we entered into 99‑month leases for approximately 80,400 and 80,200 square feet of office space in San Antonio to be used as our research and development facility and for general corporate purposes, respectively.

     We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993. Our operations are conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio. We lease approximately 139 domestic distribution centers, including each of our seven regional headquarters.

     Internationally, we lease 70 service centers. Our international corporate office is located in Amsterdam, the Netherlands. International manufacturing and engineering operations are based in the United Kingdom and Belgium. The United Kingdom plant is approximately 24,800 square feet, and the Belgium plant is approximately 19,600 square feet. These plants operate with 100% cumulative utilization of plant and equipment.

     We believe that our current facilities will be adequate to meet our needs for 2006.

     The following is a summary of our major facilities:

Owned
or
Location	Description	Division	Leased

KCI Tower	Corporate Headquarters	Corporate	Leased
8023 Vantage Drive San Antonio, TX

KCI Plaza	Corporate Offices	Corporate	Leased
8010 Vantage Drive San Antonio, TX

KCI Manufacturing	Manufacturing Plant	Corporate	Owned
4958 Stout Drive San Antonio, TX

KCI North IV	Customer Service Center	KCI USA	Leased
5800 Farinon Drive San Antonio, TX

KCI North V	R&D Facility	KCI	Leased
6203 Farinon Drive San Antonio, TX

KCI North VI	National Contact Center/Training	KCI USA	Leased
6103 Farinon Drive San Antonio, TX

Parktoren, 6th Floor	International Corporate Headquarters	KCI International	Leased
van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands

KCII Manufacturing, Unit 12	Manufacturing Plant	KCI International	Leased
11 Nimrod Way, Wimborne Dorset, United Kingdom

KCII Manufacturing	Manufacturing Plant	KCI International	Leased
Ambachtslaan 1031 3990 Peer, Belgium

ITEM 3.     LEGAL PROCEEDINGS

     On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences ("Wake Forest"), filed a patent infringement lawsuit against BlueSky Medical Group, Inc. ("BlueSky"), Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. ("PCS") in the United States District Court for the Western District of Texas, San Antonio Division.  We subsequently entered into a settlement with PCS, pursuant to which the court entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  KCI and Wake Forest continue to allege infringement by BlueSky and Medela of three V.A.C. patents arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  We have also asserted causes of action for breach of contract, tortious interference, unfair competition and conspiracy.  We are seeking damages and injunctive relief in the case.  A trial date has been set for May 30, 2006.

     On June 28, 2005 the court construed certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruled that other terms were sufficiently definite without further construction.  On November 2, 2005, the court denied defendants’ motions for summary judgment to dismiss our claims of tortious interference, unfair competition and conspiracy, but dismissed our breach of contract claim against Medela.  On January 26, 2006, the court ruled on construction of claims in U.S. Patent number 5,645,081 (the “081 patent”) and additional claims in the 643 patent.  The ruling, among other things further defined components of certain claims related to our dressing.  In addition, on March 1, 2006, the court denied BlueSky’s motions for summary judgment to dismiss our claims of patent infringement and granted our motion to exclude BlueSky’s damages against us.  The court also dismissed all of BlueSky’s counterclaims against KCI and Wake Forest with prejudice.  While it is difficult to predict what effect these rulings may have on the outcome of the central claims of infringement and invalidity, we presently do not believe that the rulings fundamentally impacted the nature of the litigation or our probability of success at trial.  Moreover, the court may reconsider any of its rulings at any time before trial.

     Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market for our V.A.C. system could be significantly reduced due to increased competition, and pricing of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $706.0 million in revenue, or approximately 58% of our total revenue for the year ended December 31, 2005, from our domestic V.A.C. products relating to the patents at issue.  U.S. V.A.C. revenue was $562.6 million and $399.9 million for 2004 and 2003, respectively.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued a decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 76 – 752 mmHg of negative pressure to 7.6 – 752 mmHg of negative pressure and modified the patent claims to provide that the "screen means" term describing the dressing is an open-cell polymer foam.  Our V.A.C. systems typically operate between 50 and 200 mmHg of negative pressure, with a default setting of 125 mmHg.  Wake Forest and Paul Hartmann A.G. appealed the decision.  Mondomed N.V. entered into a settlement with us and withdrew from the opposition.  The oral hearing for the appeal is currently set for April 6, 2006.  In connection with the hearing, the Board of Appeals advised the parties on a preliminary and nonbinding basis that the range of pressures covered by the patent should be changed to 103.8 – 752 mmHg.  If this preliminary ruling becomes final or Wake Forest is not successful in its appeal respecting the negative pressure ranges or the “screen means,” the patent claims could be narrowed or the patent could be invalidated.  In either case, third-party competitors could gain market share in Europe, which could erode our market position or cause the pricing of V.A.C. systems to decline there, either of which would materially and adversely affect our operating results.  We derived $151.6 million in revenue from European V.A.C. products, relating to the patents at issue, or 12.5% of our total revenue for the year ended December 31, 2005.  During the pendency of an appeal, the original patents remain in place.  We do not believe that any decision in this case will affect U.S. patents.

     We are a party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2005	High	Low
First Quarter	$76.24	$56.95
Second Quarter	$64.98	$53.32
Third Quarter	$64.00	$52.48
Fourth Quarter	$58.99	$33.00

2004	High	Low
First Quarter (from February 24, 2004 through March 31, 2004)	$45.15	$37.75
Second Quarter	$52.90	$43.17
Third Quarter	$52.86	$41.40
Fourth Quarter	$78.37	$46.00

     On March 13, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $37.35 per share.  As of March 13, 2006, there were approximately 143 shareholders of record of our common stock.

     We do not currently pay cash dividends on our common stock. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future.  In addition, our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  For more information regarding the restrictions under our Senior Credit Agreement and Indenture, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service.”

Use of Proceeds from Sales of Registered Securities

     None.

Recent Sales of Unregistered Securities

     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any shares of KCI common stock during the fourth quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

     The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal 2004 and 2005 and the selected consolidated statements of earnings data for fiscal 2003, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for fiscal 2001 and 2002 and the selected consolidated balance sheet data for fiscal 2003 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Earnings Data:
Revenue:
Rental	$ 858,098	$726,783	$582,801	$453,061	$361,634
Sales	350,458	265,853	181,035	127,371	94,313
	________	_______	_______	_______	_______
Total revenue	1,208,556	992,636	763,836	580,432	455,947

Rental expenses	528,000	447,765	351,070	273,493	218,863
Cost of goods sold	89,317	70,780	64,118	51,824	32,952
	________	_______	_______	_______	_______
Gross profit	591,239	474,091	348,648	255,115	204,132
Selling, general and administrative expenses	279,621	232,981	175,619	126,947	102,184
Research and development expenses	30,614	31,312	23,044	18,749	14,266
Litigation settlement expense (gain)(1)	72,000	-	(75,000)	(173,250)	-
Initial public offering expenses(2)	-	19,836	-	-	-
Secondary offering expenses(3)	-	2,219	-	-	-
Recapitalization expenses(4)	-	-	70,085	-	-
	________	_______	_______	_______	_______
Operating earnings	209,004	187,743	154,900	282,669	87,682
Interest income and other	4,189	1,133	1,065	496	280
Interest expense(5)	(25,152)	(44,635)	(52,098)	(40,943)	(45,116)
Foreign currency gain (loss)	(2,958)	5,353	7,566	3,935	(1,638)
	________	_______	_______	_______	_______
Earnings before income taxes	185,083	149,594	111,433	246,157	41,208
Income taxes	62,928	53,106	41,787	96,001	17,307
	________	_______	_______	_______	_______
Net earnings	$ 122,155	$ 96,488	$ 69,646	$ 150,156	$ 23,901
Series A convertible preferred stock dividends	-	(65,604)	(9,496)	-	-
	________	_______	_______	_______	_______
Net earnings available to
common shareholders	$ 122,155	$ 30,884	$ 60,150	$ 150,156	$ 23,901
	________	_______	_______	_______	_______
Net earnings per share available to
common shareholders:
Basic	$ 1.76	$ 0.49	$ 1.03	$ 2.12	$ 0.34
	________	_______	_______	_______	_______
Diluted	$ 1.67	$ 0.45	$ 0.93	$ 1.93	$ 0.32

Weighted average shares outstanding:	________	_______	_______	_______	_______
Basic	69,404	62,599	58,599	70,927	70,917
	________	_______	_______	_______	_______
Diluted(6)(7)	73,024	67,918	64,493	77,662	73,996
	________	_______	_______	_______	_______

As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,383	$124,366	$ 156,064	$ 54,485	$ 199
Working capital	242,121	233,723	227,596	254,813	100,335
Total assets	762,111	732,465	667,323	618,059	343,193
Total debt(8)	295,934	446,186	685,827	522,102	507,028
Series A convertible preferred stock	-	-	261,719	-	-
Total shareholders' equity (deficit)	191,466	50,801	(507,254)	(80,436)	(236,325)

(1)   Amounts for fiscal 2002 include accrual in connection with the first installment payment of $175.0 million ($173.3 million, net of expenses of $1.7 million) as part of an anti-trust settlement. Amounts for fiscal 2003 include the second and final payment of
        $75.0 million under this settlement. Amounts for 2005 include the litigation settlement with Novamedix Limited of $72.0 million, net of recorded reserves of $3.0 million.  See Notes 12 and 18 to our consolidated financial statements.

(2)   Amounts for fiscal 2004 include bonuses paid of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.

(3)   Amounts for fiscal 2004 include $2.2 million of professional fees and other miscellaneous expenses in connection with our secondary offering, which was completed in June 2004.

(4)   Recapitalization expenses include non‑interest related expenses incurred in connection with our 2003 recapitalization. See
        Note 15 to our audited consolidated financial statements for additional information about our 2003 recapitalization.

(5)   Amounts for fiscal 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our previously‑existing 9 5/8% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously‑existing senior credit facility. Amounts for fiscal 2004 include an aggregate of $11.7 million in expense incurred in connection with our offerings, including bond call premiums totaling
        $7.7 million incurred in connection with the redemption of $107.2 million of our outstanding senior subordinated notes and
        $4.0 million of debt issuance costs that we wrote off related to the retirement of debt.

(6)   Potentially dilutive stock options that were excluded from the computation of diluted earnings per share, because the options’
        exercise price exceeded the average market price of the common stock during the year, totaled 595, 72 and 117 for 2005,
        2004 and 2003, respectively.

(7)   Due to their antidilutive effect, 2,990 and 7,522 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for the year ended December 31, 2004 and 2003, respectively.

(8)   Total debt equals current and long-term debt and capital lease obligations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

General

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care facilities and patients’ homes both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore, Japan and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International.  Operations in the United States accounted for approximately 73% of our total revenue for the year ended December 31, 2005.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue in 2005, we directly bill our customers, such as hospitals and extended care facilities.  In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated from the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. system revenue, which accounted for approximately 75% of total revenue for the year ended December 31, 2005, up from 70% in 2004.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

     We believe that the historical growth in our V.A.C. revenue has been due in part to the reimbursement code assigned to our V.A.C. systems and disposables by the Centers for Medicare and Medicaid Services (“CMS”).  While in the past V.A.C. systems and disposables have been the only devices assigned to the codes for Negative Pressure Wound Therapy, a pump and dressing kits marketed by BlueSky Medical Group, Inc. have recently been assigned to the same Negative Pressure Wound Therapy codes under the Healthcare Common Procedure Coding System.  Also, the existing code for reimbursement of V.A.C. disposable canisters was eliminated effective December 31, 2005, which now requires us to bill Medicare Part B for V.A.C. canisters under an alternate existing code at a lower reimbursement rate.  As a result, we may experience increased competition from BlueSky products in future periods and the pricing we receive from other third-party payers may be negatively impacted, either of which could materially and adversely affect our business and operating results.

        We believe we have the following competitive strengths:

     Product innovation and commercialization.  We have a successful track record in pioneering new wound care and therapeutic surface technologies.  Our recent development and commercialization of new V.A.C. systems and disposable dressing variations have strengthened KCI's leadership position in advanced wound care.  We have also developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care.  Our most recent innovation in therapeutic surfaces is RotoProne Therapy, an advanced patient-care system for the treatment and prevention of pulmonary complications associated with immobility.  Proning therapy may improve oxygenation in patients with Acute Respiratory Distress Syndrome.

     Superior clinical efficacy.  The superior clinical efficacy of our V.A.C. systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.

     Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,630 individuals, including approximately 485 employees with clinical backgrounds, has strong relationships with our customers due to the clinical support and consultation we provide and our education and training programs.  We also have broad reach across all health care settings.  In the United States, for example, we have relationships with over 3,800 acute care hospitals, approximately 5,900 extended care facilities and over 10,800 home health care agencies and wound care clinics.

     Extensive service center network.  With a network of 139 U.S. and 70 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries.  Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours.  This extensive network is critical to securing national GPO contracts and allows us to efficiently serve the home market directly.  Our network also provides a platform for the introduction of additional products.

     Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop capabilities and expertise in third-party reimbursement, and we have developed systems to support and manage the deployment of our domestic and international sales and service efforts.

     We believe that the key factors underlying V.A.C. growth over the past year have been:

     -  Improving V.A.C. adoption among customers and physicians, both in terms of the number of users and the extent of use by each customer or physician.

     -  Market expansion by adding new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy.  Recent advances include the launch of the V.A.C.
        (GranuFoam® Silver) dressing for use in infected wounds.

     -  Strengthening our contractual relationships with third‑party payers.

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  In order to meet our goals of increasing physician awareness, we increased our total sales force by approximately 290 employees in 2004 and 190 employees in 2005.

     Our intellectual property is very important to maintaining our competitive position.  Specifically with respect to our V.A.C. business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration.  We believe our advanced V.A.C. systems have increased customer acceptance and the perceived value of V.A.C. therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.  At the same time, ongoing clinical experience and studies, such as the randomized, controlled clinical trial of V.A.C. for the treatment of amputation wound of the diabetic foot, which we sponsored and that was published in November 2005 in the Lancet, have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

     Our other major product line, therapeutic surfaces, has continued to grow modestly internationally, while remaining stable in the U.S.  Therapeutic surfaces revenue was $301.0 million in 2005, up from $293.6 million in 2004.

Results of Operations

Year ended December 31, 2005 Compared to Year ended December 31, 2004

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing 2005 to 2004:

	Year ended December 31,
			% (1)
	2005	2004	Change
Revenue:
Rental	71%	73%	18.1%
Sales	29	27	31.8
	___	___
Total revenue	100	100	21.8
Rental expenses	44	45	17.9
Cost of goods sold	7	7	26.2
	___	___
Gross profit	49	48	24.7
Selling, general and administrative expenses	23	24	20.0
Research and development expenses	3	3	(2.2)
Litigation settlement expense	6	-	-
Initial public offering expenses	-	2	-
Secondary offering expenses	-	-	-
	___	___
Operating earnings	17	19	11.3
Interest income and other	-	-	269.7
Interest expense	(2)	(4)	43.6
Foreign currency gain (loss)	-	-	-
	___	___
Earnings before income taxes	15	15	23.7
Income taxes	5	5	18.5
	___	___
Net earnings	10%	10%	26.6%
	___	___
(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Year ended December 31,
			% (1)
	2005	2004	Change
Total Revenue:
V.A.C.
Rental	$ 615,579	$ 485,511	26.8%
Sales	291,964	213,502	36.8
	________	_______
Total V.A.C.	907,543	699,013	29.8

Therapeutic surfaces/other
Rental	242,519	241,272	0.5
Sales	58,494	52,351	11.7
	________	_______
Total therapeutic surfaces/other	301,013	293,623	2.5

Total rental revenue	858,098	726,783	18.1
Total sales revenue	350,458	265,853	31.8
	________	_______
Total Revenue	$1,208,556	$ 992,636	21.8%
	_______	______
USA Revenue:
V.A.C.
Rental	$ 519,570	$ 417,008	24.6%
Sales	186,476	145,627	28.1
	________	_______
Total V.A.C.	706,046	562,635	25.5

Therapeutic surfaces/other
Rental	152,294	152,219	-
Sales	27,853	29,450	(5.4)
	________	_______
Total therapeutic surfaces/other	180,147	181,669	(0.8)

Total USA rental	671,864	569,227	18.0
Total USA sales	214,329	175,077	22.4
	________	_______
Total – USA Revenue	$ 886,193	$ 744,304	19.1%
	_______	______
International Revenue:
V.A.C.
Rental	$ 96,009	$ 68,503	40.2%
Sales	105,488	67,875	55.4
	________	_______
Total V.A.C.	201,497	136,378	47.7

Therapeutic surfaces/other
Rental	90,225	89,053	1.3
Sales	30,641	22,901	33.8
	________	_______
Total therapeutic surfaces/other	120,866	111,954	8.0

Total International rental	186,234	157,556	18.2
Total International sales	136,129	90,776	50.0
	________	_______
Total – International Revenue	$ 322,363	$ 248,332	29.8%
	_______	______

(1) Percentage change represents the change in dollars between periods.

     For additional discussion on segment and geographical information, see Note 16 to our consolidated financial statements.

      Total Revenue.  Total revenue for 2005 was $1.2 billion, an increase of $215.9 million, or 21.8%, from the prior year.  The growth in total revenue over the prior period was due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.  The growth in V.A.C. revenue was attributable to increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.  Foreign currency exchange movements accounted for 0.7% of the increase in total revenue in 2005, compared to the prior year.

     Domestic Revenue.  Total domestic revenue was $886.2 million for 2005, representing an increase of 19.1% as compared to the prior year.  Total domestic V.A.C. revenue was $706.0 million for 2005, representing an increase of 25.5% compared to the prior year.  For 2005, domestic V.A.C. rental revenue of $519.6 million increased $102.6 million, or 24.6%, due to a 27.5% increase in average units on rent compared to the prior year.  The unit increase was partially offset by a 2.0% decline in the average V.A.C. rental pricing during 2005, generally attributable to moving non-contracted payers in the home care market to contracted pricing.  Entering into payer agreements with non-contracted payers has the effect of decreasing the price paid by such payers while improving the protocols and payment cycles of such payers.  Domestic V.A.C. sales revenue of approximately $186.4 million in 2005 increased 28.1% from the prior year.  This was due primarily to higher sales volumes for V.A.C. disposables associated with the 27.5% increase in V.A.C. system unit rentals and the shift away from all-inclusive pricing arrangements with managed care organizations.

      Historically, we have experienced a seasonal slowing of V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe is caused primarily by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays. Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may recur in subsequent periods.

      Domestic therapeutic surfaces/other revenue was approximately $180.2 million for 2005, a decrease of 0.8% as compared to the prior year.  For 2005, domestic therapeutic surfaces rental revenue of $152.0 million was essentially flat compared to the prior year.  The average units on rent and the average daily rental price were stable compared to the prior year.

     International Revenue.  Total international revenue was $322.4 million for 2005, representing an increase of 29.8% from the prior year as a result of increased V.A.C. demand, a $7.7 million government-funded sale of V.A.C. and surface products in Canada during the first quarter of 2005 and favorable foreign currency exchange movements.  Favorable foreign currency exchange movements contributed 2.9% to the variance in 2005.

      Total international V.A.C. revenue was $201.5 million in 2005 representing an increase of 47.7% from the prior year.  Foreign currency exchange movements favorably impacted international V.A.C. revenue and accounted for 3.3% of the increase from the prior year.  International V.A.C. rental revenue of $96.0 million for 2005 increased $27.5 million, or 40.2%, due to a 41.2% increase in average units on rent per month.  The average rental price for 2005 decreased 1.1% as compared to the prior year due to increased revenue in countries with lower reimbursement levels.  International V.A.C. sales revenue of $105.5 million in 2005 increased 55.4% from the prior year due primarily to overall increased sales of V.A.C. disposables associated with the increase in rental units.

      International therapeutic surfaces/other revenue was $120.9 million for 2005, representing an increase of 8.0% from the prior year.  During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces in Canada.  Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue for 2005, representing 2.3% of the increase from the prior year.  The remaining variance from the prior year was primarily due to a 6.3% decrease in the average rental price, partially offset by a 6.1% increase in the average number of therapeutic surface rental units on rent.  The decline in average rental price resulted primarily from pricing pressure due to increased competition on our lower therapy products and changes in product mix.

     Rental Expenses.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total revenue, were comparable in 2005 at 43.7% as compared to 45.1% in the prior year.  This decrease was due primarily to efficiencies recognized in our service model including lower costs per work order, partially offset by an increase in our sales and service headcount from approximately 2,820 at December 31, 2004 to 3,100 at December 31, 2005.

     Cost of Goods Sold.  Cost of goods sold was $89.3 million in 2005, representing an increase of 26.2% over the prior year.  Sales margins in 2005increased to 74.5% compared to 73.4% in the prior year.  The increased margins were due to favorable changes in our product mix, continued cost reductions resulting from our global supply contract for V.A.C. disposables, and favorable profit margins on the Canadian sale in the first quarter of 2005.

     Gross Profit.  Gross profit was $591.2 million in 2005, representing an increase of 24.7% over the prior year.  Gross profit margin in 2005 was 48.9%, up from 47.8% in the prior year. Purchase discounts under an agreement with a primary supplier, efficiency improvements in our service model that included lower costs per work order and favorable changes in our product mix contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.1% of total revenue in 2005 compared to 23.5% in the prior year.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, product licensing expense, insurance costs, professional fees, depreciation, bad debt expense and finance and information systems costs.  The Company adopted Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment”, on January 1, 2006 and expects to incur compensation expense in future periods related to stock option grants and employee participation in the Employee Stock Purchase Plan.

     Research and Development Expenses.  Research and development expenses in 2005 were $30.6 million and represented 2.5% of total revenue as compared to 3.2% in the prior year.  Clinical spending was consistent as a percentage of revenue as compared to the prior year.  For 2005, the decline in research and development spending was due primarily to the termination of one research and development project and the timing of spending on other ongoing research and development projects.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and upgrading and expanding our surface technology.

     Litigation Settlement Expense.  On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in 2005.  The Novamedix settlement will not have a continuing impact on future operations or cash flows.  See Note 12 to our consolidated financial statements.

     Operating Earnings.  Operating earnings for 2005 were $209.0 million compared to $187.7 million in the prior year primarily due to increased revenue, partially offset by the Novamedix litigation settlement recorded in 2005.  Current year operating margins were unfavorably impacted by the litigation settlement of $72.0 million recorded in the third quarter of 2005.  Prior-year operating margins were unfavorably impacted by the expenses incurred in connection with our 2004 stock offerings of $22.1 million.

     Interest Expense.  Interest expense in 2005 was $25.2 million compared to $44.6 million in the prior year.  Interest expense in 2005 includes write-offs of $2.9 million of debt issuance costs associated with the 2005 debt prepayments of $135.9 million on our senior credit facility and $13.4 million on our 7 ⅜% Senior Subordinated Notes due 2013. Interest expense for 2004 included payment of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $5.5 million of debt issuance costs on debt retired during the period.  The remaining variance of approximately $9.1 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior year.

     Net Earnings.  Net earnings for 2005 were $122.2 million, compared to net earnings of $96.5 million in the prior year.  Net earnings in 2005 were unfavorably impacted by the Novamedix litigation settlement of $47.4 million, net of taxes, recorded in the third quarter of 2005.  Net earnings in 2004 were unfavorably impacted by costs and expenses incurred in connection with our stock offerings and debt prepayments of $21.8 million, net of taxes.  The effective income tax rate for 2005 was 34.0% compared to 35.5% for the prior year. The income tax rate reduction was primarily attributable to a higher portion of taxable income being generated in lower tax jurisdictions.

     Net Earnings per Share Available to Common Shareholders.   Diluted net earnings per share available to common shareholders was $1.67 in 2005, which was unfavorably impacted by the litigation settlement charge of $47.4 million, or $0.65 per diluted share, net of taxes, compared to the net earnings per share available to common shareholders of $0.45 in the prior year, which was unfavorably impacted by expenses of $21.8 million and preferred stock dividends of $65.6 million associated with our stock offerings and debt prepayments, or $1.22 per diluted share, net of taxes.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing 2004 to 2003:

	Year ended December 31,
			% (1)
	2004	2003	Change
Revenue:
Rental	73%	76%	24.7%
Sales	27	24	46.9
	___	___
Total revenue	100	100	30.0
Rental expenses	45	46	27.5
Cost of goods sold	7	8	10.4
	___	___
Gross profit	48	46	36.0
Selling, general and administrative expenses	24	23	32.7
Research and development expenses	3	3	35.9
Litigation settlement (gain)	-	(10)	-
Initial public offering expenses	2	-	-
Secondary offering expenses	-	-	-
Recapitalization expenses	-	9	-
	___	___
Operating earnings	19	21	21.2
Interest income and other	-	-	6.4
Interest expense	(4)	(7)	14.3
Foreign currency gain	-	1	(29.2)
	___	___
Earnings before income taxes	15	15	34.2
Income taxes	5	6	27.1
	___	___
Net earnings	10%	9%	38.5%
	___	___

(1) Percentage change represents the change in dollars between periods.

     The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Year ended December 31,
			% (1)
	2004	2003	Change
Total Revenue:
V.A.C.
Rental	$ 485,511	$ 352,993	37.5%
Sales	213,502	128,807	65.8
	_______	_______
Total V.A.C.	699,013	481,800	45.1

Therapeutic surfaces/other
Rental	241,272	229,808	5.0
Sales	52,351	52,228	0.2
	_______	_______
Total therapeutic surfaces/other	293,623	282,036	4.1

Total rental revenue	726,783	582,801	24.7
Total sales revenue	265,853	181,035	46.9
	_______	_______
Total Revenue	$ 992,636	$ 763,836	30.0%
	______	______
USA Revenue:
V.A.C.
Rental	$ 417,008	$ 311,662	33.8%
Sales	145,627	88,192	65.1
	_______	_______
Total V.A.C.	562,635	399,854	40.7

Therapeutic surfaces/other
Rental	152,219	149,460	1.8
Sales	29,450	30,568	(3.7)
	_______	_______
Total therapeutic surfaces/other	181,669	180,028	0.9

Total USA rental	569,227	461,122	23.4
Total USA sales	175,077	118,760	47.4
	_______	_______
Total – USA Revenue	$ 744,304	$ 579,882	28.4%
	______	______
International Revenue:
V.A.C.
Rental	$ 68,503	$ 41,331	65.7%
Sales	67,875	40,615	67.1
	_______	_______
Total V.A.C.	136,378	81,946	66.4

Therapeutic surfaces/other
Rental	89,053	80,348	10.8
Sales	22,901	21,660	5.7
	_______	_______
Total therapeutic surfaces/other	111,954	102,008	9.8

Total International rental	157,556	121,679	29.5
Total International sales	90,776	62,275	45.8
	_______	_______
Total – International Revenue	$ 248,332	$ 183,954	35.0%
	______	______

(1) Percentage change represents the change in dollars between periods.

     Total Revenue.  Total revenue for 2004 was $992.6 million, an increase of $228.8 million, or 30.0%, from the prior year.  The growth in total revenue was primarily due to the increased rental and sales volumes for V.A.C. wound healing devices and related disposables.  V.A.C. revenue in 2004 was $699.0 million, an increase of $217.2 million, or 45.1%, from the prior year.  The growth in V.A.C. revenue was attributable to the increased worldwide availability of the V.A.C.ATS and V.A.C. Freedom, increased physician awareness of the benefits of V.A.C. therapy and increased product adoption across wound types.  In 2004, worldwide V.A.C. revenue from the combined acute and extended care settings grew 46.4%, and V.A.C. revenue from the home care setting grew 43.4% as compared to the prior year.  Foreign currency exchange movements accounted for 2.9% of the year-over-year increase in total revenue.

     Domestic Revenue.   Total domestic revenue was $744.3 million for 2004, representing an increase of 28.4% as compared to the prior year.  Total domestic V.A.C. revenue was $562.6 million for 2004, representing an increase of 40.7% as compared to the prior year.  Domestic V.A.C. rental revenue of $417.0 million for 2004 increased $105.3 million, or 33.8%, due to a 39.6% increase in average units on rent as compared to the prior year.  The unit increase was partially offset by a decline in the average V.A.C. rental pricing during 2004, due in part to the continued shift away from all-inclusive pricing for managed care organizations, which resulted in revenue movement from the rental classification to the sales classification.  Additionally, revenue reserves were established against current period revenue related to expected future billing adjustments and estimated write-offs of uncollectible patient receivables after their third-party payer has settled the primary portion of the claim.  Domestic V.A.C. sales revenue of $145.6 million in 2004 increased $57.4 million, or 65.1% from the prior year. This was due to higher sales volumes for V.A.C. disposables associated with V.A.C. system rentals and improved price realization from increased sales of our higher therapy disposables.

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

     International therapeutic surfaces/other revenue was $112.0 million for 2004, representing an increase of 9.8% from the prior year.  Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue accounting for 9.4% of the year-over-year increase.  The remaining increase was primarily due to a 14.5% increase in the average number of therapeutic surface rental units on rent for 2004 compared to the prior year, offset by an 11.8% decline in average rental pricing during 2004.  The decline in average rental price resulted from competitive pressures and changes in product mix.

     Rental Expenses.  Rental, or “field”, expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total revenue, were 45.1% in 2004 as compared to 46.0% in the prior year.  This decrease was due primarily to efficiencies recognized in our service model, which was partially offset by the impact of foreign currency exchange movements on field costs associated with our international business and our increasing investment in product marketing.

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

     Gross Profit.  Gross profit was $474.1 million in 2004, representing an increase of 36.0% over the prior year due primarily to revenue increases.  Gross profit margin in 2004 was 47.8%, up from 45.6% in the prior year.  Sales productivity gains, continued cost reductions resulting from our global supply contract for V.A.C. disposables, improved service efficiency and favorable product mix changes contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.5% of total revenue in 2004, comparable to 23.0% in the prior year as expenses increased in proportion to revenue.  Selling, general and administrative expenses include administrative labor and incentive compensation costs, product licensing expense, insurance costs, professional fees, depreciation and bad debt expense and finance and information systems costs.

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

     Interest Expense.  Interest expense in 2004 was $44.6 million compared to $52.1 million, including $16.3 million related to our recapitalization, in the prior year. Interest expense for 2004 included payments of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 3/8% Senior Subordinated Notes due 2013 and the write-off of $5.5 million of debt issuance costs on debt retired.  The remaining variance of $4.4 million in interest expense resulted from a decrease in our average interest rate, partially offset by an increase in our average outstanding debt balance for 2004.

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

Sources of Capital

     During the last three years, our principal sources of liquidity have been cash flows from operating activities and borrowings under our senior credit facility.  Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2004, our primary sources of capital were cash from operations and proceeds from our initial public offering.  During 2003, our primary sources of capital were cash from operations and proceeds received from the anti-trust settlement.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the last three years ended December 31, 2005 (dollars in thousands):

	Year ended December 31,
	2005		2004		2003
Net cash provided by operating activities	$ 238,198	(1)	$ 187,872	(3)	$ 280,206	(5)
Net cash used by investing activities	(89,834)		(95,168)		(73,153)
Net cash used by financing activities	(144,452)	(2)	(125,973)	(4)	(108,459)	(6)(7)
Effect of exchange rates changes on cash and cash equivalents	(4,895)		1,571		2,985
	________		_______		______
Net increase (decrease) in cash and cash equivalents	$ (983)		$ (31,698)		$ 101,579
	________		_______		______

(1)     This amount for 2005 is reduced by the Novamedix litigation settlement charge of $72.0 million, which includes the impact on the net loss of $47.4 million and the related tax benefit of $24.6 million.
(2)     This amount for 2005 includes debt prepayments totaling $135.9 million on our senior credit facility and $13.4 on our 7 ⅜%
          Senior Subordinated Notes.
(3)     Net cash from operations for 2004 includes $21.8 million of after-tax expenses associated with our stock offerings and debt prepayments. Working capital changes include a tax payment of $26.3 million primarily related to an anti-trust litigation settlement we reached in 2002.  In addition, the current income tax payable in 2004 reflects tax benefits of $7.2 million associated with our stock offerings and debt prepayments, which we realized in the first six months of 2004.
(4)     This amount for 2004 includes receipt of $94.4 million in net proceeds from the IPO, net of expenses of $10.6 million, prepayment of $130.0 million on our senior credit facility and purchase of $107.2 million of our 7 3/8% Senior Subordinated
          Notes due 2013.
(5)     This amount for 2003 includes receipt of $250.0 million related to the anti-trust settlement, which, net of taxes paid through
          December 31, 2003 and related cash expenses, impacted cash from operating activities by $186.7 million, along with payments related to our recapitalization of $56.0 million, net of tax benefit, realized through December 31, 2003.
(6)     This amount for 2003 includes the paydown of $107.0 million of indebtedness on our previously existing senior credit facility utilizing funds received related to the anti-trust settlement.
(7)     This amount for 2003 includes cash recapitalization expenses of $20.7 million.

     At December 31, 2005, cash and cash equivalents of $123.4 million were available for general corporate purposes. At December 31, 2005, availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

     At December 31, 2005, we had current assets of $477.1 million, including $28.4 million in inventory, and current liabilities of $234.9 million resulting in a working capital surplus of approximately $242.2 million, compared to a surplus of $233.7 million at December 31, 2004.  The increase in our working capital balance of $8.5 million was related primarily to an increase in accounts receivable from increased revenues, partially offset by the increase in our accrued expenses related to timing of cash disbursements.

     Net cash provided by operating activities for 2005 was $238.2 million as compared to $187.9 million for the prior year. Net cash provided by operating activities for 2005 includes a reduction related to the litigation settlement with Novamedix.  Net cash provided by operating activities for 2004 includes reductions related to our stock offerings, debt prepayments, tax payments on the anti-trust settlement and tax benefits realized from our 2003 recapitalization of $40.9 million.

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

     If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles. As of December 31, 2005, we had $281.9 million of receivables outstanding, net of reserves of $66.0 million for doubtful accounts.  Our receivables were outstanding for an average of 80 days at December 31, 2005 as compared to 85 days at December 31, 2004.

Capital Expenditures

     During 2005, 2004 and 2003, we made capital expenditures of $94.2 million, $93.2 million, and $76.3 million. The period-to-period increases are due primarily to purchases of materials for V.A.C. systems and other high demand rental products.

Debt Service

     As of December 31, 2005, we had approximately $209.9 million and $84.4 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  Scheduled principal payments under our senior credit facility for the years 2006, 2007 and 2008 are $1.6 million, $2.2 million and $2.2 million, respectively. Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of December 31, 2005 (dollars in thousands):

Amount
Available
		Amounts	For Additional
Senior Credit Facility	Effective Interest Rate	Outstanding	Borrowing

Revolving credit facility	-	$ -	$88,073 (2)
Term loan facility	5.02% (1)	209,906	-
		_______	______
Total		$209,906	$88,073
		_______	______

(1) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2005 was 6.28%.
(2) At December 31, 2005, amounts available under the revolving portion of our credit facility reflect a reduction of $11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

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

     Our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  Under the senior credit agreement, we may purchase, or pay cash dividends on, our capital stock subject to certain aggregate limits based on our then-current pro forma leverage ratio (defined as the ratio of selected debt to EBITDA for the prior four fiscal quarters), as set forth in the table below:

Leverage Ratio Range	Limitation
Less than or equal to 2.25 to 1.00	Unlimited
Between 2.25 to 1.00 and 2.50 to 1.00	$20.0 million per year

     As of December 31, 2005, our leverage ratio as defined in our senior credit agreement was 0.99 to 1.00.  In addition, we are permitted under the senior credit agreement to effect open-market purchases of our common stock, subject to a maximum of $25.0 million per year.

     Our senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in the senior credit agreement).  With regard to these financial covenants, it will be an event of default if we permit any of the following:

     -  for any period of four consecutive quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the ratio of EBITDA, as defined, to consolidated cash interest expense to be less than certain specified ratios ranging from 5.25 to 1.00, for the fiscal quarter ending December 31, 2005 to 5.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter;

     -  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 3.00 to 1.00 for the fiscal quarter ending December 31, 2005 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter; or

     -  for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from
        $210.0 million for the fiscal quarter ending December 31, 2005 to $240.0 million for the fiscal quarter ending
        December 31, 2006 and each fiscal quarter following that quarter.

As of December 31, 2005, we were in compliance with all covenants under the senior credit agreement.

Senior Subordinated Notes

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our senior subordinated notes. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semiannually in cash on each May 15 and November 15. During 2005 and 2004, we repurchased $13.4 million and $107.2 million, respectively, principal amount of our senior subordinated notes. At December 31, 2005, $84.4 million principal amount of the notes remained outstanding. We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

     The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. See Note 5 to our consolidated financial statements.

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
     -  make distributions from our restricted subsidiaries;
     -  issue or sell capital stock of restricted subsidiaries;
     -  issue guarantees;
     -  sell or exchange assets;
     -  enter into transactions with affiliates;
     -  create liens; and
     -  effect mergers.

Interest Rate Protection

     At December 31, 2005 and 2004, the fair values of our interest rate swap agreements were positive in the aggregate and were recorded as an asset of approximately $1.8 million and $1.7 million, respectively.  As a result of interest rate protection agreements, we recorded a reduction in interest expense of approximately $1.3 million in 2005 and recorded additional interest expense of approximately $3.6 million in 2004.

Contractual Obligations

     We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2005 for each of the periods indicated (dollars in thousands):

Year	Long-Term	Interest on	Capital	Operating
Payment	Debt	Long-Term	Lease	Lease	Purchase
Due	Obligations	Debt Obligations	Obligations	Obligations	Obligations	Total
2006	$ 1,769	$17,337	$465	$29,591	$31,670	$ 80,832
2007	2,158	19,438	422	25,108	-	47,126
2008	2,158	19,300	508	19,778	-	41,744
2009	2,158	19,163	83	16,543	-	37,947
2010	201,813	14,066	37	13,049	-	228,965
Thereafter	84,439	14,790	-	20,486	-	119,715

     We entered into an exclusive agreement with Avail Medical Products, Inc. for our V.A.C. related disposable products.  This evergreen supply agreement has a term through October 2008, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  In the event of termination, we would have been committed to purchase from Avail approximately $20.0 million of inventory as of December 31, 2005, which is included within Purchase Obligations in the table above.

Critical Accounting Estimates

     The SEC defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments.  In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from our estimates.  The accounting policies that are most subject to important estimates or assumptions are described below.  See Note 1 to our consolidated financial statements.

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

     We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate for contracted customers and generally, retail price for non-contracted customers. Sales revenue is recognized when products are shipped and title has transferred. In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

Accounts Receivable—Allowance for Doubtful Accounts

     We utilize a combination of factors in evaluating the collectibility of accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue. For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, the portion of revenue not expected to be collected and, based on historical experience, the length of time that the receivables are past due. The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount. We expect our receivables will continue to grow as a result of growth in our revenue.  However, we may not be able to reduce the number of days receivable outstanding, and as such, our receivables may grow at the same pace or faster than revenue, resulting in variability in our historical reserve adjustments.

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit, which is the same as the segment to which they are assigned.

     Goodwill and other indefinite lived intangible assets were initially tested for impairment during 2002, and determined that there was no impairment.  The most recent annual test completed in the fourth quarter of 2005 reconfirmed the lack of impairment.  The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Long-Lived Assets

     Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and five years for most of our other property and equipment) of the assets. We have not had an event that would indicate impairment of our tangible long-lived assets. If an event were to occur, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Recording of these assessments requires significant judgment, as uncertainties often exist in respect to new laws, new interpretations of existing laws and rulings by taxing authorities.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

     At December 31, 2005 deferred tax assets recorded by the Company decreased from 2004 due principally to the realization of a net tax operating loss resulting from tax deductions related to 2004 employee stock option exercises.  The federal net operating loss was carried back to prior tax years, and a refund of previously paid federal income tax is expected in 2006.  Remaining state net operating losses will be carried forward over the next several years.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of these losses, therefore we have not provided a valuation allowance.

     We have, however, established a valuation allowance to reduce deferred tax assets associated with foreign NOLs, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not. An increase to net income would occur if we were to determine that we are able to utilize more of these deferred tax assets than currently expected.

     Income taxes increased $9.8 million, or 18.5%, in 2005, and $11.3 million, or 27.1%, in 2004.  The increases in income taxes in both years were due primarily to increases in income before income tax.  Our effective tax rate in 2005 was 34.0% compared to 35.5% in the prior year.  The income tax rate reduction was primarily attributable to a higher portion of our taxable income being generated in lower tax jurisdiction, as well as the favorable resolution of certain foreign tax audits.

Legal Proceedings and Other Loss Contingencies

     We are subject to various legal proceedings, many involving routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  Loss contingencies are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, "Accounting for Contingencies."  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs.”  This pronouncement amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt SFAS 151 as of January 1, 2006 and does not expect that the adoption of this statement will have a material impact on its results of operations or its financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”), “Share-Based Payment”.  SFAS 123R eliminates the alternative to account for stock-based compensation using the intrinsic value method under APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award.  KCI adopted SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCI completed evaluating the impact of adopting SFAS 123R on its results of operations.  KCI has historically determined the fair value of stock-based compensation using a Black-Scholes option-pricing model.  We will continue to use the Black-Scholes option-pricing model, as we do not believe that we have enough historical data to support an alternative model.  Based on the Black-Scholes option pricing model and its current assumptions, KCI anticipates the adoption of SFAS 123R will result in additional compensation expense of approximately $7–$8 million, after taxes, for 2006; however, actual amounts could differ based on variability in actual grants in 2006 and variability in the factors used to estimate this expense.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as currently required.  While we cannot estimate what those amounts will be in the future, the tax benefit amounts recognized as operating cash flows in 2005 and 2004 were $27.5 million and $69.3 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 as of January 1, 2006 and does not expect that the adoption of this statement will have a material adverse impact on its results of operations or its financial position.

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

     As of December 31, 2005, we have three interest rate swap agreements pursuant to which we have fixed the rates on $150.0 million, or 71.5%, of our variable rate debt as follows:

     -  2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;
     -  2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and
     -  2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

     The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of December 31, 2005 and December 31, 2004. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Maturity Date
As of December 31, 2005
	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ 150	$ —	$ —	$ —	$ 84,439	$ 84,589	$ 86,489
Average interest rate	7.000%	—	—	—	7.375%	7.374%
Variable rate	$ 1,619	$ 2,158	$ 2,158	$ 2,158	$ 201,813	$209,906	$ 209,906
Average interest rate	6.280%	6.280%	6.280%	6.280%	6.280%	6.280%

Interest rate swaps (1)
Variable to fixed-notional amount	$ 150,000	$ —	$ —	$ —	$ —	$150,000	$ 1,832
Average pay rate	2.774%	—	—	—	—	2.774%
Average receive rate	4.528%	—	—	—	—	4.528%

Maturity Date
As of December 31, 2004
	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ 150	$ 150	$ —	$ —	$ 97,846	$ 98,146	$ 105,974
Average interest rate	7.000%	7.000%	—	—	7.375%	7.374%
Variable rate	$ 2,653	$ 3,538	$ 3,538	$ 3,538	$ 334,333	$347,600	$ 347,600
Average interest rate	4.310%	4.310%	4.310%	4.310%	4.310%	4.310%

Interest rate swaps (1)
Variable to fixed-notional amount	$100,000	$150,000	$ —	$ —	$ —	$250,000	$ 1,655
Average pay rate	2.143%	2.774%	—	—	—	2.521%
Average receive rate	2.560%	2.553%	—	—	—	2.556%

          (1)     Interest rate swaps are included in the variable rate debt under long-term debt. The fair value of our interest rate swap agreements were positive in the aggregate and were recorded as an asset at December 31, 2005 and 2004.

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

     KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions.

     At December 31, 2005 we had outstanding forward currency exchange contracts to purchase approximately $615,000 and sell $6.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $47.5 million for the year ended December 31, 2005.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2005 would change our net income for the year ended December 31, 2005 by approximately $1.0 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

      We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Kinetic Concepts, Inc.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006, except for Note 13 and Note 20, as to which the date is March 1, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
  ERNST & YOUNG LLP

San Antonio, Texas
February 21, 2006, except for Note 13 and
Note 20, as to which the date is March 1, 2006

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$ 123,383	$ 124,366
Accounts receivable, net	281,890	252,822
Inventories, net	28,429	35,590
Deferred income taxes	26,447	24,836
Prepaid expenses and other current assets	16,908	13,296
	_______	_______
Total current assets	477,057	450,910

Net property, plant and equipment	192,243	183,075
Debt issuance costs, less accumulated amortization of $12,709 in
2005 and $8,317 in 2004	7,545	11,937
Deferred income taxes	6,895	7,913
Goodwill	49,369	49,369
Other assets, less accumulated amortization of $9,310
in 2005 and $8,748 in 2004	29,002	29,261
	_______	_______
	$ 762,111	$ 732,465
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 43,853	$ 43,246
Accrued expenses and other	170,695	150,317
Current installments of long-term debt	1,769	2,803
Income taxes payable	18,619	20,821
	_______	_______
Total current liabilities	234,936	217,187

Long-term debt, net of current installments	292,726	442,943
Deferred income taxes	30,622	13,170
Other noncurrent liabilities	12,361	8,364
	_______	_______
	570,645	681,664

Shareholders' equity:
Common stock; authorized 225,000 at 2005 and 2004,
issued and outstanding 70,307 at 2005 and 68,694 at 2004	70	69
Preferred stock; authorized 50,000 in 2005 and 2004; issued and
outstanding 0 in 2005 and 2004	-	-
Additional paid-in capital	557,468	517,354
Deferred compensation	(6,880)	(1,906)
Retained deficit	(365,916)	(488,071)
Accumulated other comprehensive income	6,724	23,355
	_______	_______
Shareholders' equity	191,466	50,801
	_______	_______
	$ 762,111	$ 732,465
	_______	_______

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Rental	$ 858,098	$ 726,783	$ 582,801
Sales	350,458	265,853	181,035
	________	_______	_______
Total revenue	1,208,556	992,636	763,836

Rental expenses	528,000	447,765	351,070
Cost of goods sold	89,317	70,780	64,118
	________	_______	_______
Gross profit	591,239	474,091	348,648

Selling, general and administrative expenses	279,621	232,981	175,619
Research and development expenses	30,614	31,312	23,044
Litigation settlement expense (gain)	72,000	-	(75,000)
Initial public offering expenses	-	19,836	-
Secondary offering expenses	-	2,219	-
Recapitalization expenses	-	-	70,085
	________	_______	_______
Operating earnings	209,004	187,743	154,900

Interest income and other	4,189	1,133	1,065
Interest expense	(25,152)	(44,635)	(52,098)
Foreign currency gain (loss)	(2,958)	5,353	7,566
	________	_______	_______
Earnings before income taxes	185,083	149,594	111,433

Income taxes	62,928	53,106	41,787
	________	_______	_______
Net earnings	$ 122,155	$ 96,488	$ 69,646

Series A convertible preferred stock dividends	-	(65,604)	(9,496)
	________	_______	_______
Net earnings available to common shareholders	$ 122,155	$ 30,884	$ 60,150
	________	_______	_______
Net earnings per share available to common
shareholders:
Basic	$ 1.76	$ 0.49	$ 1.03
	_______	_______	_______
Diluted	$ 1.67	$ 0.45	$ 0.93
	_______	_______	_______
Weighted average shares outstanding:
Basic	69,404	62,599	58,599
	_______	_______	_______
Diluted	73,024	67,918	64,493
	_______	_______	_______

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)
Three Years Ended December 31, 2005
(in thousands)
						Accumulated	Total
			Additional			Other	Shareholders’
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Equity
	Shares	Par	Capital	Compensation	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2002	70,928	$ 71	$ -	$ -	$ (76,216)	$ (4,291)	$ (80,436)
	_____	___	______	______	_______	_______	_______
Net earnings	-	-	-	-	69,646	-	69,646
Foreign currency translation adjustment,
net of taxes of $1,000	-	-	-	-	-	15,298	15,298
Net derivative loss, net of taxes of $1,402	-	-	-	-	-	(2,603)	(2,603)
Reclassification adjustment for losses
included in income, net of taxes
of $1,030	-	-	-	-	-	1,914	1,914
Purchase of common stock in
recapitalization	(29,976)	(30)	-	-	(509,567)	-	(509,597)
Preferred stock dividends declared	-	-	-	-	(9,244)	-	(9,244)
Beneficial conversion feature	-	-	-	-	5,776	-	5,776
Amortization of beneficial conversion
feature	-	-	-	-	(252)	-	(252)
Shares issued to directors	8	-	100	-	-	-	100
Exercise of stock options	268	-	1,157	-	902	-	2,059
Restricted stock issued	42	-	500	(500)	-	-	-
Amortization of deferred compensation	-	-	-	85	-	-	85
	_____	___	_______	______	_______	_______	_______
Balances at December 31, 2003	41,270	$ 41	$ 1,757	$ (415)	$(518,955)	$ 10,318	$(507,254)
Net earnings	-	-	-	-	96,488	-	96,488
Foreign currency translation adjustment,
net of taxes of $1,292	-	-	-	-	-	10,400	10,400
Net derivative gain, net of taxes of $151	-	-	-	-	-	280	280
Reclassification adjustment for losses
included in income, net of taxes of $1,269	-	-	-	-	-	2,357	2,357
Shares issued in initial public offering,
net of offering expenses	3,500	4	94,392	-	-	-	94,396
Preferred stock dividends declared	-	-	-	-	(53,456)	-	(53,456)
Conversion of preferred stock to
common stock	19,200	19	326,373	-	-	-	326,392
Shares issued to directors	2	-	100	-	-	-	100
Exercise of stock options	4,642	5	91,084	-	-	-	91,089
Shares purchased under ESPP	42	-	1,815	-	-	-	1,815
Restricted stock issued	38	-	1,833	(1,833)	-	-	-
Amortization of deferred compensation	-	-	-	342	-	-	342
Write-off of beneficial conversion feature	-	-	-	-	(11,217)	-	(11,217)
Write-off of preferred stock issuance costs	-	-	-	-	(931)	-	(931)
	______	___	_______	______	_______	_______	_______
Balances at December 31, 2004	68,694	$ 69	$517,354	$ (1,906)	$(488,071)	$ 23,355	$ 50,801
Net earnings	-	-	-	-	122,155	-	122,155
Foreign currency translation adjustment,
net of taxes of $(2,164)	-	-	-	-	-	(16,746)	(16,746)
Net derivative gain, net of taxes of $530	-	-	-	-	-	983	983
Reclassification adjustment for gains
included in income, net of taxes of $468	-	-	-	-	-	(868)	(868)
Exercise of stock options	1,414	1	29,152	-	-	-	29,153
Shares purchased under ESPP	106	-	4,113	-	-	-	4,113
Restricted stock issued, net of forfeitures	93	-	6,849	(6,849)	-	-	-
Amortization of deferred compensation	-	-	-	1,875	-	-	1,875
	_____	___	_______	______	_______	_______	_______
Balances at December 31, 2005	70,307	$ 70	$557,468	$ (6,880)	$(365,916)	$ 6,724	$ 191,466

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$ 122,155	$ 96,488	$ 69,646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,852	60,901	46,893
Provision for uncollectible accounts receivable	17,435	12,346	6,702
Amortization of deferred gain on sale of headquarters facility	(1,070)	(1,070)	(841)
Write-off of deferred debt issuance costs	2,941	5,504	5,233
Non-cash amortization of stock awards	1,874	442	185
Tax benefit related to exercise of stock options	27,459	69,257	-
Non-cash accrual of recapitalization expenses	-	-	7,131
Change in assets and liabilities:
Increase in accounts receivable, net	(45,554)	(63,649)	(53,597)
Decrease in other accounts receivable	-	-	175,000
Decrease (increase) in inventories, net	7,352	(2,874)	5,723
Change in current deferred income taxes, net	(1,611)	(2,087)	(78,636)
Decrease (increase) in prepaid expenses and other current assets	(3,432)	170	(2,046)
Increase in accounts payable	720	9,090	23,251
Increase in accrued expenses and other	24,872	44,664	44,289
Increase (decrease) in income taxes payable	(2,202)	(18,582)	24,788
Increase (decrease) in deferred income taxes, net	18,407	(22,728)	6,485
Net cash provided by operating activities	238,198	187,872	280,206

Cash flows from investing activities:
Additions to property, plant and equipment	(94,225)	(93,230)	(76,276)
Decrease (increase) in inventory to be converted into equipment for
short-term rental	2,300	(100)	2,100
Dispositions of property, plant and equipment	2,508	1,982	3,575
Business acquisitions, net of cash acquired	-	(1,247)	(2,224)
Increase in other assets	(417)	(2,573)	(328)
Net cash used by investing activities	(89,834)	(95,168)	(73,153)

Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(150,252)	(237,536)	(114,649)
Proceeds from exercise of stock options	9,276	15,352	1,725
Purchase of immature shares for required minimum tax withholdings	(7,589)	-	-
Proceeds from purchase of stock in ESPP	4,113	1,815	-
Initial public offering of common stock:
Proceeds from issuance of common stock	-	105,000	-
Stock issuance costs	-	(10,604)	-
Recapitalization:
Payoff of long-term debt and bonds	-	-	(408,226)
Proceeds from issuance of new debt and bonds	-	-	685,000
Proceeds from issuance of Series A convertible preferred stock, net	-	-	258,017
Purchase of common stock	-	-	(509,597)
Debt and preferred stock issuance costs	-	-	(20,729)
Net cash used by financing activities	(144,452)	(125,973)	(108,459)
Effect of exchange rate changes on cash and cash equivalents	(4,895)	1,571	2,985
Net increase (decrease) in cash and cash equivalents	(983)	(31,698)	101,579
Cash and cash equivalents, beginning of year	124,366	156,064	54,485
Cash and cash equivalents, end of year	$ 123,383	$ 124,366	$ 156,064
Non-cash activity:
Non-cash consideration for exercise of stock options	$ 7	$ 6,480	$ 334

See accompanying notes to consolidated financial statements.

NOTE 1.  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc. and its wholly-owned subsidiaries. All inter‑company balances and transactions have been eliminated in consolidation. The consolidated entity is referred to herein as “KCI” or “the Company.”  Certain reclassifications of amounts related to prior years have been made to conform with the 2005 presentation.

     (b) Nature of Operations and Customer Concentration

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care facilities and patients’ homes both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore, Japan and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two geographical segments, USA and International. Operations in the United States accounted for approximately 73% of our revenue for the year ended December 31, 2005.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue in 2005, we directly bill our customers, such as hospitals and extended care facilities. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations ("GPOs"). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 37%, 39% and 41% of our revenue during 2005, 2004 and 2003, respectively, was generated under national agreements with GPOs. During 2005, 2004 and 2003, we recorded approximately $159.6 million, $145.3 million and $128.7 million, respectively, in V.A.C. and therapeutic surfaces revenues under contracts with Novation, LLC, our largest single GPO relationship.

     In the U.S. home care setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we bill third-party payers, such as Medicare and private insurance. During 2005, 2004 and 2003, we recorded approximately $148.6 million, $114.6 million and $83.6 million, respectively, in revenues from Medicare.  Internationally, most of our revenue is generated from the acute care setting.

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

     We recognize rental revenue based on the number of days a product is in use by the patient/facility and the contracted rental rate for contracted customers and generally, retail price for non-contracted customers. Sales revenue is recognized when products are shipped and title has transferred. In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

     (e) Cash and Cash Equivalents

     We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

     (f) Fair Value of Financial Instruments

     The carrying amount reported in the balance sheet for cash, accounts receivable, long-term investments, accounts payable and long-term obligations, excluding our 7 3/8% Senior Subordinated Notes due 2013, approximates fair value. We estimate the fair value of long-term obligations, excluding our 7 3/8% Senior Subordinated Notes due 2013, by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument.  The fair value of our 7 3/8% Senior Subordinated Notes due 2013 is estimated based upon open-market trades at or near year-end.  The carrying value of our 7 3/8% Senior Subordinated Notes due 2013 as of December 31, 2005 and 2004 was $84.4 million and $97.8 million, respectively, with corresponding fair values of approximately $86.3 million and $105.7 million as of December 31, 2005 and 2004, respectively.

     (g) Accounts Receivable

     Accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers ("TPP") (both governmental and non-governmental) and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the third‑party payer.

     Significant concentrations of accounts receivable include:

	2005	2004

Acute and extended care organizations	50%	50%
TPP—Managed care and commercial	31%	34%
TPP—Governmental	18%	16%
Other	1%	-%

     The third‑party payer reimbursement process requires extensive documentation which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

     We utilize a combination of factors in evaluating the collectibility of accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items. In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, the portion of revenue not expected to be collected and based on historical experience, the length of time that the receivables are past due.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.

     (h) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale-only products in excess of demand over the preceding twelve months are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. We rely on historical information and material requirements planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold.

     We entered into an exclusive agreement with one supplier to supply the majority of our inventory generating V.A.C. sales revenue which became effective in October 2002 for our U.S. related orders and in May 2003 for our international related orders.  This evergreen supply agreement has a term through October 2008, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  We maintain an inventory of disposables sufficient to support our business for approximately six weeks in the United States and eight weeks in Europe.

     (i) Long-Lived Assets

     Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Debt issuance costs include costs incurred in connection with the issuance of debt in our 2003 recapitalization, net of amounts written off related to our 2005 and 2004 redemptions of our subordinated notes and prepayments on our senior debt facility. These costs are amortized using the effective interest method over the respective term of debt to which they relate. Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.

     Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and five years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for 2005, 2004 and 2003 was $66.7 million, $57.9 million and $43.3 million, respectively.

     (j) Goodwill and Other Indefinite Lived Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. The Company defines its reporting units at the same level as our segments disclosed in Note 16: USA and International. Goodwill and other indefinite lived intangible assets were tested for impairment during the fourth quarter of 2005 and no impairment write down is required.

     (k) Income Taxes

     We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse.  Deferred tax assets and liabilities are classified by tax jurisdictions.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The provision for deferred income tax expense represents the change in net deferred tax assets and liabilities during the year.

     Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures.  Recording of these assessments requires significant judgment as uncertainties often exist with respect to new laws, new interpretations of existing laws and rulings by taxing authorities.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period as they become known.

     KCI has established a valuation allowance to reduce deferred tax assets associated with foreign NOLs, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  An increase to net income would occur if we were to determine that we were able to utilize more of these deferred tax assets than currently expected.

     (l) Net Earnings Per Share Available to Common Shareholders

     Basic net earnings per share available to common shareholders ("EPS") is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings when dilutive.

     (m) Licensing Fees

     We pay licensing fees for the right to market our medical devices. Licensing fee expenses are based on applicable revenue and recognized in the period that the related revenue is earned.  Licensing fees related to rental revenue are included in rental expense.  Licensing fees on sales revenue are included in selling, general and administrative expenses.

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

     (o) Foreign Currency Translation and Transaction Gains and Losses

     The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our statement of earnings.  (See Note 1(s).)

     (p) Stock Options

     Through 2005, we used the intrinsic value method to account for our stock option plans. In 2005, 2004 and 2003, compensation costs of approximately $1.2 million, $285,000 and $43.9 million, respectively, net of estimated taxes, have been recognized in the financial statements related to our plans. The 2005 and 2004 expense relates to restricted stock awards, which are expensed on a straight-line basis over the vesting period.  Compensation costs for 2003 included $42.2 million of expenses, net of taxes, related to the recapitalization completed during the third quarter of 2003.  If the compensation cost for our stock‑based employee compensation plans had been determined based upon a fair value method consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock‑Based Compensation," our net earnings available to common shareholders and net earnings per share would have been adjusted to the pro forma amounts indicated below. For purposes of pro forma disclosures, the estimated fair value of the options is recognized as an expense over the options' respective vesting periods. Our pro forma calculations are as follows (dollars in thousands, except for net earnings per share information):

Year ended December 31,
	2005	2004	2003

Net earnings available to common shareholders, as reported	$ 122,155	$ 30,884	$ 60,150
	______	______	______
Pro forma net earnings available to common shareholders:
Net earnings available to common shareholders, as reported	$ 122,155	$ 30,884	$ 60,150
Compensation expense under intrinsic method, after tax	1,237	285	43,971
Compensation expense under fair value method, after tax	(6,707)	(3,345)	(2,054)
	______	______	______
Pro forma net earnings available to common shareholders	$ 116,685	$ 27,824	$ 102,067
	______	______	______
Net earnings per share available to common shareholders, as reported:
Basic	$ 1.76	$ 0.49	$ 1.03
Diluted	$ 1.67	$ 0.45	$ 0.93

Pro forma net earnings per share available to common shareholders:
Basic	$ 1.68	$ 0.44	$ 1.74
Diluted	$ 1.60	$ 0.41	$ 1.58

     The fair value for options granted during the three fiscal years ended December 31, 2005, 2004 and 2003, respectively, was estimated using a Black‑Scholes option pricing model with the following valuation assumptions:

	2005	2004	2003

Expected stock volatility	.35	.35	.27
Expected dividend yield	-	-	-
Risk‑free interest rate	4.2%	3.5%	2.9%
Expected life (years)	5.0	5.0	5.0

     The pro forma compensation cost reflected above may not be representative of future expense.

     As discussed further in (w) “New Accounting Pronouncements” below, the Company will begin recognizing compensation expense in the financial statements for stock-based compensation when it adopts the provisions of SFAS 123R on January 1, 2006.

     (q) Research and Development

     The focus of our research and development program has been to develop new products and make technological improvements to existing products. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third‑party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred and totaled $30.6 million, $31.3 million and $23.0 million for years ended December 31, 2005, 2004 and 2003, respectively.

     (r) Interest Rate Protection Agreements

     We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations. These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt. (See Note 5.)

     (s) Foreign Exchange Protection Contracts

     In late 2005, the Company began using derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on its intercompany balances.  The Company enters into forward currency exchange contracts to manage these economic risks. The Company follows the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments.  The Statements require the Company to recognize all derivatives on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our statement of earnings.  (See Note 5.)

     (t) Shipping and Handling

     We include shipping and handling costs in rental expense and cost of goods sold, as appropriate. Shipping and handling costs on sales products recovered from customers of $2.0 million, $2.0 million and $1.6 million recovered from customers in 2005, 2004 and 2003, respectively, are included in sales revenue for these periods.

     (u) Advertising Expenses

     Advertising costs are expensed as incurred. Advertising expenses were $9.6 million, $7.8 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     (v) Seasonality

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. system rentals and sales, which accounted for approximately 75% of total revenue for the year ended December 31, 2005, up from 70% in 2004.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

     (w) New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs.”  This pronouncement amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt SFAS 151 as of January 1, 2006 and does not expect that the adoption of this statement will have a material impact on its results of operations or its financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R eliminates the alternative to account for stock-based compensation using the intrinsic value method under APB 25 and requires that such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the award.  KCI adopted SFAS 123R on January 1, 2006 using a modified prospective application.  As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, KCI will recognize compensation expense over the remaining vesting period.

     KCI completed evaluating the impact of adopting SFAS 123R on its results of operations.  KCI has historically determined the fair value of stock-based compensation using a Black-Scholes option-pricing model.  We will continue to use the Black-Scholes option-pricing model, as we do not believe that we have enough historical data to support an alternative model.  Based on the Black-Scholes option pricing model and its current assumptions, KCI anticipates the adoption of SFAS 123R will result in additional compensation expense of approximately $7–$8 million, after taxes, for 2006; however, actual amounts could differ based on variability in actual grants in 2006 and variability in the factors used to estimate this expense.

     SFAS 123R also requires that realized tax benefits in excess of tax benefits on recognized compensation costs be reported as financing cash flows, rather than as operating cash flows as currently required.  While we cannot estimate what those amounts will be in the future, the tax benefit amounts recognized as operating cash flows in 2005 and 2004 were $27.5 million and $69.3 million, respectively, the majority of which would have been required to be reported as financing cash flows under the new accounting pronouncement.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 as of January 1, 2006 and does not expect that the adoption of this statement will have a material adverse impact on its results of operations or its financial position.

NOTE 2.  Acquisitions and Dispositions

     On October 29, 2004, we acquired certain assets and business units of BioMonde GmbH & Co. KG for $1.2 million in cash.  The operating results of BioMonde GmbH & Co. KG have been included in KCI’s consolidated financial statements since the acquisition date.

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

NOTE 3.  Supplemental Balance Sheet Data

     Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004
Trade accounts receivable:
Acute and extended care organizations	$173,478	$155,502

Third-party payers:
Medicare / Medicaid	64,223	51,435
Managed care, insurance and other	108,066	105,092
	_______	_______
	345,767	312,029
Employee and other receivables	2,172	1,609
	_______	_______
	347,939	313,638
Less: Allowance for doubtful accounts	(66,049)	(60,816)
	_______	_______
	$281,890	$252,822
	_______	_______

     Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Finished goods	$ 5,519	$ 8,884
Work in process	2,705	2,057
Raw materials, supplies and parts	31,878	40,418
	_______	_______
	40,102	51,359

Less: Amounts expected to be converted
into equipment for short-term rental	(6,800)	(9,100)
Reserve for excess and obsolete inventory	(4,873)	(6,669)
	_______	_______
	$ 28,429	$ 35,590
	_______	_______

     Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Land	$ 549	$ 549
Buildings	13,510	11,201
Equipment for short-term rental	250,946	246,051
Machinery, equipment and furniture (1)	163,132	143,168
Leasehold improvements	22,768	15,265
Inventory to be converted to equipment	6,800	9,100
	_______	_______
	457,705	425,334
Less accumulated depreciation (1)	(265,462)	(242,259)
	_______	_______
	$192,243	$183,075
	_______	_______

(1)     Net property, plant and equipment as of December 31, 2005 and 2004 includes approximately $1.4 million and $440,000, respectively, in machinery, equipment and furniture under various capital leases.

     Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Payroll, benefits, commissions, bonuses,
and related taxes	$ 63,724	$ 57,144
Royalty accrual	43,790	35,899
Deferred compensation	9,112	6,807
Insurance accruals	6,158	4,982
Other accrued expenses	47,911	45,485
	______	______
	$ 170,695	$ 150,317
	______	______

NOTE 4.  Accounting for Goodwill and Other Noncurrent Assets

     Goodwill represented 6.5% and 6.7% of total assets at December 31, 2005 and December 31, 2004, respectively.

     The components of goodwill by geographical segment are listed below (dollars in thousands):

	December 31,	December 31,
	2005	2004

USA	$ 25,303	$ 25,303
International	24,066	24,066
	_______	_______
	$ 49,369	$ 49,369
	______	______

     We have recorded amortizable intangible assets in other assets on our consolidated balance sheets. Other assets include the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Patents, trademarks and other	$ 12,700	$ 12,179
Accumulated amortization	(9,310)	(8,748)
	______	______
	3,390	3,431

Investment in assets subject to leveraged leases	16,445	16,445
Life insurance policies and other (See Note 9)	9,167	9,385
	______	______
Other tangible, noncurrent assets, net	25,612	25,830
	______	______
Total other assets, net	$ 29,002	$ 29,261
	______	______

     We acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively. At the date of the acquisition, the Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The aircraft are leased to the FEDEX Corporation (“FEDEX”) through June 2012 and January 2012, respectively. FEDEX pays monthly rent to a third party who, in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in the event of a default is limited to the Trust assets.

     KCI evaluates the potential for impairment annually or more frequently when events or changes in circumstances indicate an asset might be impaired.  The current market analysis of these assets includes the commercial airline industry, which has suffered diminished market values.  These assets are under long-term lease to FEDEX, which would require termination payments if FEDEX were to terminate the existing leases.  At December 31, 2005, the termination payment would cover the remaining debt and the residual value recorded by KCI.  The Company believes that current market conditions are temporarily depressed based on the events in the airline industry over the last four years and that the residual values of the aircraft and engines will recover to the current carrying values.

     Amortization expense, related to definite‑lived intangibles, was approximately $700,000, $1.1 million, and $1.3 million for 2005, 2004, and 2003, respectively. We amortize these intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset. The following table shows the estimated amortization expense, in total, for all definite‑lived intangible assets, to be incurred over the next five years (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2006	$342
2007	$334
2008	$329
2009	$307
2010	$298

     In 2003, we recorded approximately $19.8 million of debt issuance costs incurred in connection with the issuance of debt in our 2003 recapitalization.  As of December 31, 2005 and 2004, debt issuance costs related to our senior credit facility were $4.7 million and $8.4 million, respectively, and to our subordinated notes were $2.8 million and $3.5 million, respectively.  Amortization of debt and preferred stock issuance costs recorded for the years ended December 31, 2005, 2004 and 2003 were $4.4 million, $7.4 million and $7.5 million, respectively. The amortization for 2005 and 2004 includes approximately $2.9 million and $5.5 million, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on our senior credit facility.  The remaining costs are being amortized using the effective interest method over the respective term of debt to which they specifically relate.  The amortization for 2003 includes approximately $5.2 million of debt issuance costs written off associated with the debt retired as part of our 2003 recapitalization.

NOTE 5.  Long-Term Obligations and Derivative Financial Instruments

     Long-term obligations consist of the following (dollars in thousands):

	December 31,	December 31,
	2005	2004

Senior Credit Facility -Term loan B2 due 2010	$209,906	$347,600
7 3/8% Senior Subordinated Notes due 2013	84,439	97,846
Note Payable	150	300
	_______	_______
	294,495	445,746
Less current installments	(1,769)	(2,803)
	_______	_______
	$ 292,726	$ 442,943
	_______	_______

Senior Credit Facility

     On August 11, 2003, we entered into a senior credit facility consisting of a $480.0 million term loan facility due 2010 and a $100.0 million revolving credit facility.  This revolving loan facility has remained undrawn since its inception.  On December 21, 2004, we amended our senior credit agreement which established a new term loan B2 facility of $352.6 million, which replaced the term loan B1 under the senior credit agreement and resulted in a lower interest rate.  During 2005, we made optional prepayments totaling $135.9 million on our term loan facility and our remaining outstanding balance as of December 31, 2005 was $209.9 million.

     Loans.  The senior credit facility, as amended, consists of a $352.6 million term loan facility and a $100.0 million revolving credit facility. Up to $40.0 million of the revolving credit facility is available for letters of credit. At December 31, 2005, $209.9 million was outstanding under the term loan facility.  We had no revolving loans outstanding, however, we had outstanding letters of credit in the aggregate amount of $11.9 million. The resulting availability under the revolving credit facility was $88.1 million at December 31, 2005.

     Interest.  Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Citibank, N.A.'s prime rate or 0.5% in excess of the federal funds rate) or the Eurodollar rate (the reserve‑adjusted LIBOR rate), in each case plus an applicable margin. The applicable margin is equal to (1) with respect to the revolving credit facility, 2.50% in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate and (2) with respect to the new term loan B2 facility (a) at any time that the leverage ratio (as defined) is greater than 2.25 to 1.00, 1.00% in the case of base rate loans and 2.00% in the case of Eurodollar loans, (b) at any time that the leverage ratio is less than or equal to 2.25 to 1.00, 0.75% in the case of base rate loans and 1.75% in the case of Eurodollar loans and (c) at any time that the leverage ratio is less than or equal to 1.75 to 1.00 and the loans are rated at least (i) Ba1 by Moody’s and BB by Standard and Poor's or (ii) Ba2 by Moody’s and BB+ by Standard and Poor's, 0.50% in the case of base rate loans and 1.50% in the case of Eurodollar loans. On a variable rate basis, the amount outstanding under our Term loan B2 due 2010 bore interest at 6.28% as of December 31, 2005. As of December 31, 2005, we have three interest rate swap agreements, which effectively fix the base-borrowing rate on 71.5% of our outstanding amounts under the term loan facility at a rate of 4.52% through August 2006.

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

     Repayments.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity. No amounts repaid under the term loan B2 facility may be reborrowed.

     Maturity.  The term loan facility matures on August 11, 2010. The revolving credit facility matures on August 11, 2009.

     Prepayments.  We may prepay, in full or in part, borrowings under the senior credit facility without premium or penalty, subject to minimum prepayment amount and increment limitations. We are required to prepay borrowings under the senior credit facility from the proceeds of certain asset dispositions and debt issuances, subject to customary exceptions.

     Covenants.  The senior credit agreement contains affirmative and negative convents customary for similar agreements and transactions. All of the material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

     -  quarterly and annual financial reporting requirements;

     -  limitations on other debt, with baskets for, among other things, debt used to acquire fixed or capital assets, debt of foreign subsidiaries for working‑capital purposes, debt of newly‑acquired subsidiaries, debt under certain nonspeculative interest rate and foreign currency swaps, certain ordinary‑course debt, the 7 3/8% Senior
         Subordinated Notes due 2013 and certain other subordinated debt, and certain sale-leaseback transactions;

     -  limitations on other liens, with baskets for, among other things, certain ordinary‑course liens and liens under allowed sale-leaseback transactions, and liens securing debt that may be allowed under one or more of the baskets referred to above;

     -  limitations on guarantees, with baskets for certain intercompany guarantees, and guarantees of KCI's subsidiaries under the 7 3/8% Senior Subordinated Notes due 2013 and certain other subordinated debt;

     -  limitations on mergers or consolidations and on sales of assets;

     -  limitations on investments, with baskets for, among other things, certain ordinary‑course extensions of trade credit, investments in cash equivalents, certain intercompany investments, interest rate and foreign currency swaps otherwise permitted, and certain acquisitions;

     -  limitations on early retirement of subordinated debt;

     -  limitations of capital expenditures;

     -  limitations on changes in the nature of the business, on changes in KCI's fiscal year, and on changes in organizational documents; and

     -  limitations on changes in documents evidencing or related to indebtedness that are materially adverse to the interest of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

     We are permitted to effect open‑market purchases of our capital stock in an amount up to $25.0 million per year. In addition, we have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is between 2.25 to 1.00 and 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00.   We are also permitted to repurchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

     The senior credit agreement prohibits our subsidiaries, subject to certain specified exceptions, from:

     -  paying dividends or making distributions in respect of equity securities of such subsidiary held by us; or

     -  transferring assets from any Guarantor subsidiary to any non-Guarantor subsidiary.

     The senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

     -  for any period of four consecutive quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, the ratio of EBITDA, as defined, to consolidated cash interest expense, to be less than certain specified ratios ranging from 5.25 to 1.00 for the fiscal quarter ending December 31, 2005 to 5.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter;

     -  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, our leverage ratio of debt to EBITDA, as defined, to be greater than certain specified leverage ratios ranging from 3.00 to 1.00 for the fiscal quarter ending December 31, 2005 to 2.50 to 1.00 for the fiscal quarter ending December 31, 2006 and each fiscal quarter following that quarter; or

     -  for any period of four consecutive fiscal quarters ending at the end of any fiscal quarter beginning with the fiscal quarter ending December 31, 2003, EBITDA, as defined, to be less than certain amounts ranging from
        $210.0 million for the fiscal quarter ending December 31, 2005 to $240.0 million for the fiscal quarter ending
        December 31, 2006 and each fiscal quarter following that quarter.

As of December 31, 2005, we were in compliance with all covenants under the senior credit agreement.

      Events of Default.  The new senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross‑defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control and defaults with respect to certain ERISA obligations.

7 3/8% Senior Subordinated Notes due 2013

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  During 2005 and 2004, we purchased $13.4 million and $107.2 million principal amount of our 7 3/8% Senior Subordinated Notes at a market price of $13.9 million and $114.9 million, respectively.  In connection with the purchases, we wrote off approximately $455,000 and $3.0 million in debt issuance costs associated with the retirement of these notes in 2005 and 2004, respectively.  As of December 31, 2005, $84.4 million of the notes remained outstanding.  We may purchase additional amounts of these notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

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

     The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are fully and unconditionally guaranteed, jointly and severally, by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. Each of these subsidiaries is a restricted subsidiary, as defined in the indenture governing the notes. The notes are guaranteed by the following subsidiaries of KCI:

1.	KCI USA, Inc.	5.	KCI Properties Ltd
2.	KCI Real Holdings, L.L.C.	6.	KCI Real Properties Ltd
3.	KCI International, Inc.	7.	KCI Holding Co., Inc.
4.	KCI Licensing, Inc.	8.	KCI USA Real Holdings, L.L.C.

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

     The indenture governing the notes limits our ability, among other things, to:
     -  incur additional debt;
     -  make payments on subordinated debt or make investments;
     -  make certain distributions from our restricted subsidiaries;
     -  issue or sell capital stock of restricted subsidiaries;
     -  issue guarantees;
     -  sell or exchange assets;
     -  enter into transactions with affiliates;
     -  create liens; and
     -  effect mergers.

     In addition, subject to certain specified exceptions, the indenture prohibits us from:
     -  declaring or paying any dividend or making any distribution in respect of our equity securities;
     -  purchasing or redeeming any equity securities;
     -  purchasing or redeeming any indebtedness that is subordinate or junior to the notes; or
     -  making certain specified investments if, following such event,
           -  we would be in default under the indenture,
           -  our consolidated fixed charge coverage ratio, as defined, would be less than 2.0 to 1.0, or
           -  the aggregate of such payments shall exceed certain amounts determinable under specified formulas.

     The indenture also prohibits our subsidiaries, subject to certain specified exceptions, from:
     -  paying dividends or making distributions to us or any other subsidiary;
     -  paying any indebtedness owed to us or any other subsidiary; or
     -  transferring any property or assets from any subsidiary to us or any other subsidiary.

     KCI may redeem some or all of the notes, on and after May 15, 2008, upon not less than 30 nor more than 60 days notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on May 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

If Redeemed During
the 12‑Month Period
Commencing May 15,	Redemption Price

2008	103.688%
2009	102.458%
2010	101.229%
Thereafter	100.000%

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

Interest Rate Protection

     We follow SFAS No. 133 (“SFAS 133”), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, SFAS 137 and 138, in accounting for our derivative instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate. The critical terms of the interest rate swap agreements and the interest‑bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

     The following chart summarizes interest rate hedge transactions effective during 2005 (dollars in thousands):

		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status
Shortcut	08/21/03‑08/22/05	$ 60,000	2.150%	Matured 08/22/05
Shortcut	08/21/03‑08/22/05	$ 20,000	2.130%	Matured 08/22/05
Shortcut	08/21/03‑08/21/05	$ 20,000	2.135%	Matured 08/21/05
Shortcut	08/21/03‑08/21/06	$ 50,000	2.755%	Outstanding
Shortcut	08/21/03‑08/21/06	$ 50,000	2.778%	Outstanding
Shortcut	08/21/03‑08/21/06	$ 50,000	2.788%	Outstanding

     As a result of the swap agreements currently in effect as of December 31, 2005, approximately 71.5% of our variable interest rate debt outstanding is fixed. All of the interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December.  The fair value of each of these swap agreements was zero at inception.  At December 31, 2005 and 2004, the fair values of our interest rate swap agreements were positive in the aggregate and were recorded as an asset in prepaid expenses and other current assets of approximately $1.8 million and $1.7 million, respectively.  We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  As a result of interest rate protection agreements, we recorded a reduction in interest expense of approximately $1.3 million in 2005 and recorded additional interest expense of approximately $3.6 million in 2004.

Foreign Currency Exchange Fluctuation Protection

     KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period with resulting gains or losses included in foreign currency gain (loss) in the consolidated statements of earnings.

     At December 31, 2005 we had outstanding forward currency exchange contracts to purchase approximately $615,000 and sell $6.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

Interest and Future Maturities

     Interest paid during 2005, 2004 and 2003 was approximately $21.0 million, $37.5 million and $44.9 million, respectively.

     Future maturities of long-term debt at December 31, 2005 were (dollars in thousands):

Year	Amount
2006	$ 1,769
2007	$ 2,158
2008	$ 2,158
2009	$ 2,158
2010	$ 201,813
Thereafter	$ 84,439

NOTE 6.  Leasing Obligations

     We are obligated for equipment under various capital leases, which expire at various dates during the next five years. At December 31, 2005 and 2004, the gross amount of equipment under capital leases totaled approximately $2.5 million and $1.1 million and related accumulated depreciation was approximately $1.0 million and $690,000, respectively.

     In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale/leaseback arrangement.  The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million.  The deferred gain is being amortized over the term of the lease.  Approximately $1.1 million, $1.1 million and $840,000 of gain was recognized as a reduction of selling, general and administrative expenses in 2005, 2004 and 2003, respectively.  The initial lease term is 10 years, expiring in 2012, and requires minimum annual lease payments ranging from $3.2 million to $3.8 million.  We have two consecutive options to renew the lease for a term of three or five years each at our option.  If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate, any improvement allowance or other inducements available to renewing tenants on prevailing market terms.  In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then existing term.  Rental expense of $4.2 million, $3.9 million and $3.6 million was recognized in 2005, 2004 and 2003, respectively.  The following table indicates the estimated future cash lease payments of our corporate headquarters, inclusive of executory costs, for the years set forth below (dollars in thousands):

Estimated
Year ended	Cash Lease
December 31,	Payments

2006	$ 3,793
2007	3,880
2008	3,967
2009	4,038
2010	3,739
Thereafter	5,997
_____
$ 25,414
_____

     In addition to leasing our headquarters facility, we lease computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next nine years. Total rental expense for operating leases, including our headquarters facility, was $29.4 million, $24.0 million and $22.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2006	$ 465	$ 29,591
2007	422	25,108
2008	508	19,778
2009	83	16,543
2010	37	13,049
Thereafter	-	20,486
	____	_______
Total minimum lease payments	$ 1,515	$124,555
		_______
Less amount representing interest	(76)
	____
Present value of net minimum
capital lease payments	1,439
Less current portion	(442)
	____
Obligations under capital leases,
excluding current installments	$ 997
	____

NOTE 7.  Income Taxes

     Following is a summary of earnings before income taxes of U.S. and international operations (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003

Domestic	$ 144,096	$ 112,788	$ 81,874
Foreign	40,987	36,806	29,559
	_______	_______	_______
	$ 185,083	$ 149,594	$ 111,433
	_______	_______	_______

     Following is the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$ 52,030	$ 39,853	$ 97,222
State	5,336	6,635	5,539
International	8,829	7,295	9,278
	_______	______	______
Total current expense	66,195	53,783	112,039

Deferred
Federal	(4,345)	1,837	(65,862)
State	2,568	(595)	(3,570)
International	(1,490)	(1,919)	(820)
	_______	______	______
Total deferred tax benefit	(3.267)	(677)	(70,252)
	_______	______	______
Income taxes	$ 62,928	$ 53,106	$ 41,787
	_______	_______	_______

     The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.6	1.2
Nondeductible meals and entertainment	0.5	0.5	0.5
Foreign income taxed at other than U.S. rates	(3.8)	(2.7)	1.2
Section 199 production deduction	(0.3)	-	-
Foreign, other	-	-	(0.7)
Other, net	(0.2)	0.1	0.3
	___	____	____
	34.0%	35.5%	37.5%
	____	____	____

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consists of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$ 17,097	$ 18,738
Federal operating loss carry forwards	-	23,192
Foreign net operating loss carry forwards	9,666	6,888
State net operating loss carry forwards	631	3,369
Tax credits, primarily research and development	1,360	-
Accrued liabilities	8,092	5,205
Compensation	3,233	2,442
Deferred foreign tax asset	7,417	5,511
Deferred gain on sale of headquarters facility	2,496	2,891
Inventories, principally due to additional costs capitalized
for tax purposes pursuant to the Tax Reform Act of 1986	1,258	1,472
Intangible assets, deducted for book purposes but capitalized and
amortized for tax purposes	622	849
Other	4,304	3,516
	______	______
Total gross deferred tax assets	56,176	74,073
Less: valuation allowances	(11,548)	(6,888)
	______	______
Net deferred tax assets	44,628	67,185
	______	______
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in
depreciation and basis	(33,689)	(38,439)
Net intangible assets, deducted for book purposes over a longer life than
for tax purposes	(4,776)	(3,725)
Foreign exchange gain	(872)	(2,927)
Deferred state tax liability	(458)	(923)
Derivative tax adjustment	(641)	(579)
Other	(1,472)	(1,013)
	______	______
Total gross deferred tax liabilities	(41,908)	(47,606)
	______	______
Net deferred tax asset	2,720	19,579
Less: current deferred tax asset	(26,447)	(24,836)
Less: noncurrent deferred tax asset	(6,895)	(7,913)
	______	______
Noncurrent deferred tax liability	$ (30,622)	$ (13,170)
	______	______

     At December 31, 2005, deferred tax assets recorded by KCI decreased from 2004 due principally to the realization of a net tax operating loss resulting from tax deductions related to 2004 employee stock option exercises.  The federal net operating loss was carried back to prior tax years, and a refund of previously paid federal income tax was received in February 2006.  As a result, the federal net operating loss is now classified as a current receivable and offsets the current taxes payable balance.  Remaining state net operating losses of approximately $631,000 will be carried forward over the next several years.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of these losses; therefore we have not provided a valuation allowance.

     At December 31, 2005, $1.4 million of state research and development credits and $9.7 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of 3 to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $1.4 million associated with our state research and development credit carryforwards, $9.7 million associated with foreign loss carryforwards, and approximately $500,000 associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance increased by $4.7 million, $4.4 million and $860,000 for the years ended December 31, 2005, 2004 and 2003, respectively, due primarily to increased foreign net operating losses.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these remaining deferred tax assets.  Accordingly, we believe that no additional valuation allowances are necessary.

     KCI operates in multiple tax jurisdictions with varying rates, both inside and outside the United States and is routinely under audit by federal, state and international tax authorities.  These reviews can involve complex issues that may require an extended period of time for resolution.  KCI's U.S. Federal income tax returns have been examined and settled through fiscal 2002.  We are currently under examination by the Internal Revenue Service for the year ended December 31, 2003.  In addition, KCI has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.  We provide tax reserves for federal, state and local, and international exposures relating to tax audits, tax planning initiatives and compliance responsibilities.  The development of these reserves requires subjective, critical estimates and judgments about tax issues, potential outcomes and timing.  Although the outcome of open tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on results.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.  To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

     The cumulative undistributed earnings of our foreign subsidiaries were approximately $124.2 million, $109.7 million and $77.9 million at December 31, 2005, 2004 and 2003, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law.  The law provides a one-time elective incentive to repatriate foreign earnings by providing an 85% dividends received deduction in 2005.  We have completed our evaluation of whether or not to repatriate earnings and, in light of the provision and other factors, have determined it is not beneficial to repatriate foreign earnings under the AJCA.

     Income taxes paid were $17.8 million, $33.1 million and $90.4 million in 2005, 2004 and 2003, respectively.

NOTE 8.  Shareholders' Equity

     Common Stock:

     On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended the Company's Articles of Incorporation to increase the number of shares of stock authorized to be issued by the Company to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock").  The number of shares of Common Stock issued and outstanding as of December 31, 2005 and 2004 was 70,306,522 and 68,693,762, respectively.

     Preferred Stock:

     On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended the Company's Articles of Incorporation to authorize the Company to issue up to 50,000,000 shares of preferred stock, $.001 par value (the "Preferred Stock"). On August 9, 2003, the Board of Directors of KCI approved the creation of a class of preferred stock designated as Series A Convertible Participating Preferred Stock with a par value of $0.001 per share. On August 11, 2003, we issued a total of 263,794 shares of the preferred stock at an original issue price and stated value of $1,000 per share.  As part of the closing of our initial public offering, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature totaling $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

NOTE 9.  Employee Benefit Plans

     Investment Plan:

     We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit. In 2005, 2004 and 2003, matching contributions charged to expense were approximately $4.5 million, $4.0 million and $3.4 million, respectively.

     Deferred Compensation Plan:

     KCI offers a deferred compensation plan for key management personnel. The deferred compensation plan (the “Plan”) was started in 1995 and offers the employee a rate of return based on various investment opportunities. The employee may receive distributions in a lump sum, or over five or ten years upon retirement as defined, or at a date previously specified. Our obligation under this Plan is that of an unsecured promise to pay in the future. Amounts payable to a participant shall be paid from the general assets of the Company, exclusively. KCI has established a Rabbi Trust to increase security for the Plan benefits. At December 31, 2005, the assets in the Rabbi Trust include approximately $7.4 million of cash surrender value under life insurance policies for the participants and the liability of the Plan is approximately $9.1 million. Both the assets and the liabilities of the Plan have been reflected in our consolidated financial statements.

     Stock Option Plans:

     In October 1995, the FASB issued SFAS No. 123 (“SFAS 123”), "Accounting and Disclosure of Stock‑Based Compensation." While the accounting standard encouraged the adoption of a new fair-value method for expense recognition, SFAS 123 allowed companies to continue accounting for stock options and other stock‑based awards as provided in Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees." We elected to follow the provisions of APB 25 and related interpretations in accounting for our stock option plans. Under APB 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  As discussed further in Note 1(w) “New Accounting Pronouncements,” we will begin recognizing compensation expense in the financial statements for stock-based compensation when we adopt the provisions of SFAS 123R on January 1, 2006.

     In December 1997, the Board of Directors approved the 1997 Management Equity Plan.  In January of 2004, the Board of Directors determined that no new equity grants would be made under the 1997 Management Equity Plan.  The maximum aggregate number of shares of Common Stock that could be issued in connection with grants under the Management Equity Plan, as amended, was approximately 13.9 million shares, subject to adjustment as provided for in the plan.  Outstanding grants under the Management Equity Plan are administered by the Compensation Committee of the Board of Directors.  The exercise price and term of options granted under the Management Equity Plan have been determined by the committee or the whole Board.  However, in no event has the term of any option granted under the Management Equity Plan exceeded ten years.

     The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004 and November 15, 2005.  Prior to January 1, 2005, the Directors Stock Plan provided for automatic grants to our non-employee directors of (i) options to purchase shares of common stock, (ii) restricted stock that is subject to vesting requirements and (iii) unrestricted stock that is not subject to vesting requirements.  As a result of amendments to the plan, grants of unrestricted stock awards has been eliminated.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan is determined as the fair market value of the shares of the Company's common stock on the date that such option is granted. The options granted will vest and become exercisable incrementally over a period of three years. The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the plan. The Directors Stock Plan is administered by a committee of the Board of Directors.  During 2005 and 2004, we granted approximately 41,000 and 8,000 options, respectively, to purchase shares of common stock and issued approximately 10,000 and 8,000 shares of restricted common stock, respectively, under the Directors Stock Plan.  The restricted stock issued during 2005 had a weighted average grant-date fair value of $59.50.  Additionally, in 2004, we issued approximately 1,700 share of unrestricted common stock under the Directors Stock Plan.

     On February 9, 2004, the Company's shareholders approved the 2004 Equity Plan and the 2004 Employee Stock Purchase Plan (the "2004 ESPP"). The 2004 Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units. Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  During 2005 and 2004, we granted approximately 766,000 and 984,000 options, respectively, to purchase shares of common stock and issued approximately 123,000 and 29,000 shares of restricted stock and units, respectively, under the 2004 Equity Plan.  The restricted stock and units issued during 2005 had a weighted average grant-date fair value of $57.83.

     The 2004 ESPP became effective in the second quarter of 2004. The maximum number of shares of common stock reserved for issuance under the 2004 ESPP is 2,500,000 shares. Under the 2004 ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year. The 2004 ESPP provides for six‑month offering periods. Each six‑month offering period will be composed of an identical six‑month purchase period. Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2005 and 2004, employees purchased approximately 106,000 and 43,000 shares of common stock, respectively, under the 2004 ESPP.

     The following table summarizes the number of common shares reserved for future issuance under our stock option plans:

2004 Equity Plan	5,283,821
2004 ESPP	2,350,947
2003 Non‑Employee Directors Stock Plan	244,378
________
7,879,146
________

    The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of	Outstanding	Contract Life	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/05	(years)	Price	at 12/31/05	Price
$ 3.78 to $ 4.13	244	0.95	$ 3.93	244	$ 3.93
$ 4.81 to $ 4.81	4,219	1.72	$ 4.81	4,128	$ 4.81
$ 7.00 to $17.00	823	4.26	$ 9.34	344	$ 8.62
$42.95 to $44.41	890	8.45	$ 43.70	164	$ 44.36
$48.40 to $71.54	686	9.09	$ 58.76	23	$ 56.65
	_____			_____
	6,862	3.78	$ 15.76	4,903	$ 6.60
	_____			_____

     A summary of our stock option activity, and related information, for years ended December 31, 2005, 2004 and 2003 follows (options in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding -
beginning of year	7,785	$ 10.08	11,597	$ 4.79	17,075	$ 4.32
Granted	807	$ 55.64	984	$ 45.04	682	$ 10.58
Exercised (1)	(1,604)	$ 5.78	(4,742)	$ 4.07	(5,730)	$ 4.09
Forfeited	(126)	$ 47.46	(54)	$ 38.71	(430)	$ 5.02
	______		______		______
Options outstanding -
end of year	6,862	$ 15.76	7,785	$ 10.08	11,597	$ 4.79
	______		______		______
Exercisable at end of year	4,903	$ 6.60	5,777	$ 4.79	6,383	$ 4.02
	______		______		______
Weighted average fair value of
options granted during the year		$ 21.04		$ 16.02		$ 1.82

          (1)  The 2004 options exercised include 1,760 options exercised in relation to the secondary stock offering completed in
                 June 2004.  (See Note 14.)  The 2003 options exercised includes 4,665 options exercised in conjunction with the recapitalization completed in 2003.  (See Note 15.)

NOTE 10.  Other Comprehensive Income

     The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2005	2004	2003

Net earnings	$122,155	$ 96,488	$69,646
Foreign currency translation adjustment, net of taxes of
$(2,164) in 2005, $1,292 in 2004 and $1,000 in 2003	(16,746)	10,400	15,298
Net derivative gain (loss), net of taxes of $530 in 2005, $151 in 2004,
and $(1,402) in 2003	983	280	(2,603)
Reclassification adjustment for losses (gains) included in income,
net of taxes of $(468) in 2005, $1,269 in 2004 and $1,030 in 2003	(868)	2,357	1,914
	______	_______	______
Other comprehensive income	$105,524	$109,525	$84,255
	_______	_______	______

     As of December 31, 2005 and 2004, derivative financial instruments of approximately $1.8 million and $1.7 million, respectively, were recorded as an asset as a result of our adoption of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This asset is based upon the valuation of our interest rate protection agreements associated with our new senior credit facility.  (See Note 5.)

      The components of accumulated other comprehensive income (loss) are as follows (dollars in thousands):

	Accumulated		Accumulated
	Foreign	Accumulated	Other
	Currency	Derivative	Comprehensive
	Translation	Gains	Income
	Adjustment	(Losses)	(Loss)
Balances at December 31, 2002	$(3,420)	$ (871)	$ (4,291)
Foreign currency translation adjustment, net of taxes of $1,000	15,298	-	15,298
Net derivative loss, net of tax benefit of $(1,402)	-	(2,603)	(2,603)
Reclassification adjustment for losses included in income,
net of taxes of $1,030	-	1,914	1,914
	______	_____	_____
Balances at December 31, 2003	$11,878	$(1,560)	$ 10,318
Foreign currency translation adjustment, net of taxes of $1,292	10,400	-	10,400
Net derivative gain, net of taxes of $151	-	280	280
Reclassification adjustment for losses included in income,
net of taxes of $1,269	-	2,357	2,357
	______	_____	_____
Balances at December 31, 2004	$22,278	$ 1,077	$ 23,355
Foreign currency translation adjustment, net of tax
benefit of $(2,164)	(16,746)	-	(16,746)
Net derivative gain, net of taxes of $530	-	983	983
Reclassification adjustment for gains included in income,
net of tax benefit of $(468)	-	(868)	(868)
	______	_____	_____
Balances at December 31, 2005	$ 5,532	$ 1,192	$ 6,724
	_______	_______	_______

NOTE 11.  Earnings Per Share

     Net earnings per share available to common shareholders were calculated using the weighted average number of common shares outstanding.  See Note 1 (p) to our consolidated financial statements.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share available to common shareholders (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003

Net earnings	$122,155	$96,488	$69,646
Series A convertible preferred stock dividends	-	(65,604)	(9,496)
	______	______	______
Net earnings available to common shareholders	$122,155	$30,884	$60,150
	______	______	______
Weighted average shares outstanding:
Basic	69,404	62,599	58,599
Dilutive potential common shares from stock options (1)	3,620	5,319	5,894
Dilutive potential common shares from preferred stock conversion (2)	-	-	-
	______	______	______
Diluted	73,024	67,918	64,493
	______	______	______
Basic net earnings per share available to common shareholders	$ 1.76	$ 0.49	$ 1.03
	______	______	______
Diluted net earnings per share available to common shareholders	$ 1.67	$ 0.45	$ 0.93
	______	______	______

(1) Potentially dilutive stock options that were excluded from the computation of diluted earnings per share, because the options’ exercise price exceeded the average market price of the common stock during the year, totaled 595,
72 and 117 for 2005, 2004 and 2003, respectively.
(2) Due to their antidilutive effect, 2,990 and 7,522 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for 2004 and 2003, respectively.

NOTE 12.  Litigation Settlement

     On September 30, 2005, KCI reached an agreement to settle its litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  The case was originally filed by Novamedix in 1992 and related to KCI’s PlexiPulse line of foot pump products used for the prevention of deep-vein thrombosis.  During the third quarter of 2005, KCI and Novamedix participated in a mediation with a view to resolving the dispute prior to the trial date, which had been recently set for January 2006.  In preparation for the mediation, and during the course of it, management continued to evaluate its position in light of court rulings from February and June of 2005, which had the effect of reviving certain of Novamedix’s patent claims, as well as other important business and legal matters the company anticipated during the balance of 2005 and 2006.  In light of these matters and the relative insignificance of the product line involved in the Novamedix case, management decided to settle the case in September 2005.  Under the terms of the settlement, KCI paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, or $47.4 million and $0.65 per diluted share, net of taxes, during the third quarter of 2005.  The settlement resolved and settled all claims between the parties in the case and allows KCI to continue selling the PlexiPulse line of products going forward under a royalty-free license without further claim of infringement by Novamedix.  Total revenues for the PlexiPulse product line were $6.0 million, $6.9 million and $7.6 million for 2005, 2004 and 2003, respectively.  The Novamedix settlement will not have a continuing impact on future operations or cash flows.

NOTE 13.  Commitments and Contingencies

     On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences ("Wake Forest"), filed a patent infringement lawsuit against BlueSky Medical Group, Inc. ("BlueSky"), Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. ("PCS") in the United States District Court for the Western District of Texas, San Antonio Division.  We subsequently entered into a settlement with PCS, pursuant to which the court entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  KCI and Wake Forest continue to allege infringement by BlueSky and Medela of three V.A.C. patents arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.   We have also asserted causes of action for breach of contract, tortious interference, unfair competition and conspiracy.  We are seeking damages and injunctive relief in the case.  A trial date has been set for May 30, 2006.

     On June 28, 2005 the court construed certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruled that other terms were sufficiently definite without further construction.  On November 2, 2005, the court denied defendants’ motions for summary judgment to dismiss our claims of tortious interference, unfair competition and conspiracy, but dismissed our breach of contract claim against Medela.  On January 26, 2006, the court ruled on construction of claims in U.S. Patent number 5,645,081 (the “081 patent”) and additional claims in the 643 patent.  The ruling, among other things further defined components of certain claims related to our dressing.  In addition, on March 1, 2006, the court denied BlueSky’s motions for summary judgment to dismiss our claims of patent infringement and granted our motion to exclude BlueSky’s damages against us.  The court also dismissed all of BlueSky’s counterclaims against KCI and Wake Forest with prejudice.  While it is difficult to predict what effect these rulings may have on the outcome of the central claims of infringement and invalidity, we presently do not believe that the rulings fundamentally impacted the nature of the litigation or our probability of success at trial.  Moreover, the court may reconsider any of its rulings at any time before trial.

     Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, we may be unable to obtain an injunction against BlueSky, and we may not prevail in this litigation.   If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market for our V.A.C. system could be significantly reduced due to increased competition, and pricing of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $706.0 million in revenue, or approximately 58% of our total revenue for the year ended December 31, 2005, from our domestic V.A.C. products relating to the patents at issue.  U.S. V.A.C. revenue was $562.6 million and $399.9 million for 2004 and 2003, respectively.

     In 1998, Mondomed N.V. and Paul Hartmann A.G. filed an opposition in the European Patent Office to a Wake Forest European V.A.C. patent licensed to KCI.  In 2004, the European Patent Office issued a decision upholding the patent.  The decision corrected the patent to expand the range of pressures covered by the patent claims from 76 – 752 mmHg of negative pressure to 7.6 – 752 mmHg of negative pressure and modified the patent claims to provide that the "screen means" term describing the dressing is an open-cell polymer foam.  Our V.A.C. systems typically operate between 50 and 200 mmHg of negative pressure, with a default setting of 125 mmHg.  Wake Forest and Paul Hartmann A.G. appealed the decision.  Mondomed N.V. entered into a settlement with us and withdrew from the opposition.  The oral hearing for the appeal is currently set for April 6, 2006.  In connection with the hearing, the Board of Appeals advised the parties on a preliminary and nonbinding basis that the range of pressures covered by the patent should be changed to 103.8 – 752 mmHg.  If this preliminary ruling becomes final or Wake Forest is not successful in its appeal respecting the negative pressure ranges or the “screen means,” the patent claims could be narrowed or the patent could be invalidated.  In either case, third-party competitors could gain market share in Europe, which could erode our market position or cause the pricing of V.A.C. systems to decline there, either of which would materially and adversely affect our operating results.  We derived $151.6 million in revenue from European V.A.C. products, relating to the patents at issue, or 12.5% of our total revenue for the year ended December 31, 2005.  During the pendency of an appeal, the original patents remain in place.  We do not believe that any decision in this case will affect U.S. patents.

     We are a party to several additional lawsuits arising in the ordinary course of our business.   Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     The reimbursement of our products is also subject to review by the medical directors of the four Durable Medical Equipment Regional Carriers (“DMERCs”).  The medical directors have indicated that policy interpretation for coverage and payment of durable medical equipment in the home will be handled separately by each of the four regional DMERCs.  As a result, our products in the past at times have not been and in the future may not be reimbursed uniformly by each of the four regional DMERCs, which could adversely affect our business and operations in a particular DMERC region or, in the event of an adverse determination by all of the DMERCs, in all regions.  We currently have approximately $11.0 million in outstanding receivables from CMS related to Medicare V.A.C. placements that have extended beyond four months in the home that are being disputed and denied by CMS as billed, as a result of DMERC policy interpretation.  We are in the process of submitting these receivables through the administrative process necessary to obtain payment.  We may not be successful in collecting these amounts, and if we are not, our revenue may suffer as a result of our inability to collect these claims and due to our inability to continue to provide the services that are represented by these disputed types of claims.  Revenue arising from such disputed claims represents less than 1% of total revenue for 2005.

     As of December 31, 2005, our commitments for new product inventory, including approximately $20.0 million of disposable products from Avail Medical Products, Inc., were $31.7 million.  Other than commitments for new product inventory, we have no material long-term purchase commitments and can adjust our level of purchase expenditures as circumstances dictate.

     See discussion of our self-insurance program at Note 1(n) and leases at Note 6.

NOTE 14.  Public Stock Offerings

     On February 27, 2004, we completed an initial public offering (“IPO”) of our common stock, through which we sold 3.5 million newly‑issued shares and the selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share.  Net proceeds to KCI from the IPO were $94.4 million.  The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million.  In March 2004, we wrote off $3.3 million in debt issuance costs associated with the retirement of our debt, which was included in interest expense.

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

NOTE 15.  Recapitalization

     On August 11, 2003, we completed funding for a recapitalization of KCI. Prior to the recapitalization, we had total indebtedness, including current and long-term debt, capital lease obligations and our liability associated with interest rate swaps, of approximately $410.7 million, including $200.0 million of 9 5/8% Senior Subordinated Notes due 2007, and $208.2 million of term loans outstanding under our previously existing credit facility, with varying maturities through 2006 and approximately $58.2 million due in 2004. In addition, our previously existing $50.0 million revolving credit facility was scheduled to expire in late 2003. In order to address these approaching maturities, obtain greater financial flexibility, take advantage of favorable debt capital markets and interest rates near 50-year historical lows, and provide liquidity to our existing shareholders, we:

     - entered into a new senior credit facility, comprised of a $100.0 million revolving credit facility that matures on
       August 11, 2009 and a $480.0 million term loan facility that matures on August 11, 2010;

     - issued $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013; and

     - issued $263.8 million of our Series A convertible preferred stock, which (1) was mandatorily convertible into common stock at a ratio of $17.00 per share of common stock, subject to certain conditions and (2) accrued cumulative dividends quarterly at the rate of 9% per annum (or the dividends paid on common stock, on an as-
       converted basis, if greater), subject to certain exceptions (See Note 8.)

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

     Our December 31, 2003 results reflect the impact of the recapitalization including a charge to earnings of $86.4 million, before tax benefits related to the recapitalization of $32.4 million. The charge to earnings, before income taxes, included a $67.5 million charge to compensation expense for the repurchase, or cash settlement, of vested options, together with $11.1 million in expenses for the payment of a consent fee and an early redemption premium related to the redemption of the 9 5/8% Senior Subordinated Notes due 2007. In addition, we wrote off debt issuance costs related to our prior senior credit facility and the 9 5/8% Senior Subordinated Notes due 2007 totaling approximately $5.2 million, before taxes. The remaining pretax expenses of approximately $2.6 million were related to miscellaneous fees and expenses associated with the recapitalization

NOTE 16.  Segment and Geographic Information

     We are principally engaged in the rental and sale of advanced wound care systems and therapeutic systems and surfaces throughout the United States and in 17 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

     We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international countries.  We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest income and other, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue, operating earnings, depreciation and amortization, total assets and gross capital expenditures.  Prior years have been made to conform with the current presentation.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

Year Ended December 31,
	2005	2004	2003
Revenue:
USA:
V.A.C	$ 706,046	$562,635	$399,854
Therapeutic surfaces/other	180,147	181,669	180,028
	_______	_______	_______
Subtotal – USA	886,193	744,304	579,882
	_______	_______	_______
International:
V.A.C	201,497	136,378	81,946
Therapeutic surfaces/other	120,866	111,954	102,008
	_______	_______	_______
Subtotal – International	322,363	248,332	183,954
	_______	_______	_______
Total revenue	$1,208,556	$992,636	$763,836
	_______	______	______

Year Ended December 31,
	2005	2004	2003
Operating earnings:
USA	$ 339,415	$275,157	$199,147
International	47,514	33,237	25,455
Litigation settlement gain (expense)	(72,000)	-	75,000
Initial public offering expenses	-	(19,836)	-
Secondary offering expenses	-	(2,219)	-
Recapitalization expenses	-	-	(70,085)
Other (1):
Executive	(19,303)	(23,025)	(16,415)
Finance	(36,219)	(27,785)	(21,081)
Manufacturing/Engineering	(10,711)	(9,641)	(7,563)
Administration	(39,692)	(38,145)	(29,558)
	_______	_______	_______
Total other	(105,925)	(98,596)	(74,617)
	_______	_______	_______
Total operating earnings	$ 209,004	$187,743	$154,900
	_______	______	______

Year Ended December 31,
	2005	2004	2003
Depreciation and amortization:
USA	$ 31,059	$ 26,489	$ 22,010
International	21,234	20,700	14,211
Other (1):
Executive	625	664	341
Finance	10,954	8,489	5,263
Manufacturing/Engineering	2,063	1,777	1,762
Administration	2,917	2,782	3,306
	_______	_______	_______
Total other	16,559	13,712	10,672
	_______	_______	_______
Total depreciation and amortization	$ 68,852	$ 60,901	$ 46,893
	_______	______	______

Year Ended December 31,
	2005	2004	2003
Total Assets:
USA	$445,461	$441,676	$433,393
International	226,841	213,289	157,369
Other:
Executive	8,331	8,789	7,672
Finance	24,521	23,766	14,778
Manufacturing/Engineering	15,727	13,244	13,292
Administration	41,230	31,701	40,819
	______	______	______
Total other	89,809	77,500	76,561
	______	______	______
Total assets	$762,111	$732,465	$667,323
	______	______	______

Year Ended December 31,
	2005	2004	2003
Gross capital expenditures:
USA	$ 35,813	$ 42,166	$ 31,848
International	26,701	29,593	22,541
Other:
Executive	-	-	-
Finance	27,624	19,176	20,207
Manufacturing/Engineering	4,087	2,295	1,680
Administration	-	-	-
	______	______	______
Total other	31,711	21,471	21,887
	______	______	______
Total gross capital expenditures	$ 94,225	$ 93,230	$ 76,276
	______	______	______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our consolidated statements of earnings.

     The following is other selected geographic financial information of KCI (dollars in thousands):

Year Ended December 31,
	2005	2004	2003
Geographic location of long-lived assets:
Domestic	$211,885	$201,096	$186,392
Foreign	73,169	80,459	58,116
	_______	_______	_______
Total long-lived assets	$285,054	$281,555	$244,508
	_______	_______	_______

NOTE 17.  Quarterly Financial Data (unaudited)

     The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$279,972	$294,211	$312,348	$322,025
Gross profit	$132,080	$141,733	$153,624	$163,802
Operating earnings	$ 65,714	$ 66,901	$ 631	$ 75,758
Net earnings (loss)	$ 37,175	$ 39,765	$ (1,152)	$ 46,367
Net earnings (loss) per share available to common
shareholders:
Basic	$ 0.54	$ 0.57	$ (0.02)	$ 0.66
Dilutive	$ 0.51	$ 0.54	$ (0.02)	$ 0.64
Weighted average shares outstanding:
Basic	68,822	69,271	69,587	69,922
	_______	_______	_______	_______
Diluted	72,875	73,026	69,587	72,993
	_______	_______	_______	_______

Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$224,834	$236,985	$257,162	$273,655
Gross profit	$104,327	$113,194	$125,924	$130,646
Operating earnings	$ 27,465	$ 48,246	$ 56,652	$ 55,380
Net earnings	$ 5,458	$ 24,035	$ 32,809	$ 34,186
Series A convertible preferred stock dividends	$ (65,604)	$ -	$ -	$ -
Net earnings (loss) available to common shareholders	$ (60,146)	$ 24,035	$ 32,809	$ 34,186
Net earnings (loss) per share available to common
shareholders:
Basic	$ (1.19)	$ 0.37	$ 0.49	$ 0.50
Dilutive	$ (1.19)	$ 0.34	$ 0.46	$ 0.47
Weighted average shares outstanding:
Basic	50,332	65,087	66,767	68,104
	_______	_______	_______	_______
Diluted	50,332	71,303	71,774	72,560
	_______	_______	_______	_______

     Net earnings per share for the full year differs from the total of the quarterly earnings (loss) per share due to the issuance of shares in our 2004 initial public offering.  In addition, diluted net earnings (loss) per share is affected by the anti-dilutive nature of the potential common shares from preferred stock conversion in 2004 and litigation settlement expense in 2005.

NOTE 18.  Anti-Trust Litigation Settlement

     During the fourth quarters of 2003 and 2002, we recorded gains in connection with two separate payments from the settlement of an anti-trust lawsuit with Hillenbrand Industries, Inc. and Hill-Rom Company, Inc., a wholly‑owned subsidiary of Hillenbrand (together, "Hillenbrand"). On December 31, 2002, under the settlement, Hillenbrand agreed to pay KCI $250.0 million. The initial payment of $175.0 million was paid on January 2, 2003. Net of legal fees and expenses, this transaction added $173.3 million of pretax income and $106.4 million of net earnings to the 2002 results. We recorded a $66.8 million current deferred tax liability related to this gain. The second payment of $75.0 million was received on December 31, 2003 and added $75.0 million of pre-tax income and $46.9 million of net earnings to the 2003 results.

NOTE 19.  Related Party Transactions

     Pursuant to a Management Services Agreement entered into in November 1997 by and among KCI and our primary shareholders at the time, Fremont Partners, Dr. Leininger and Blum Capital Partners, we made semi-annual payments to each of Fremont Partners, Dr. Leininger and Blum Capital Partners of approximately $300,000, $250,000 and $200,000 respectively, as a management fee. On August 11, 2003, as part of the recapitalization, we amended the Management Services Agreement to, among other things, terminate the management fee.

     On August 11, 2003, we issued to Fremont Partners, L.P., Blum Capital Partners, L.P., and Dr. Leininger, and their respective related affiliates, an aggregate of $190.0 million of the Series A convertible preferred stock that we offered in connection with the 2003 recapitalization. In addition, we issued to John P. Byrnes, Harry R. Jacobson, M.D., David J. Simpson and C. Thomas Smith, all of whom are non-employee directors of KCI, an aggregate $1.8 million of the Series A convertible preferred stock that we offered in connection with the 2003 recapitalization. As a result of the initial public offering, Fremont Partners, L.P., Blum Capital Partners L.P. and Dr. Leininger, and their respective related parties, received cumulative preferred dividends paid-in-kind through December 31, 2005 of $49.3 million and, immediately thereafter, all outstanding shares of our preferred stock were automatically converted into shares of our common stock.

     A member of our Board of Directors, David J. Simpson, is an officer of Stryker Corporation, with which we conduct business on a limited basis. During fiscal 2005, 2004 and 2003, we purchased approximately $2.3 million, $2.8 million and $2.5 million in hospital bed frames from Stryker, respectively. During those same periods, we sold approximately $77,000, $313,000 and $246,000 of therapeutic surfaces to Stryker, respectively.

     C. Thomas Smith became a member of our Board of Directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC., a group purchasing organization with which we have had major supply contracts since the 1980s. During fiscal 2005, 2004 and 2003, we received approximately $159.6 million, $145.3 million and $128.7 million, respectively, in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

     A member of our Board of Directors, Harry R. Jacobson, M.D., is the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis. During fiscal 2005, 2004 and 2003, we sold approximately $1.5 million, $1.5 million and $915,000 of therapeutic surfaces to Vanderbilt University, respectively.

NOTE 20.  Subsequent Events

     On January 26, 2006, the United States District Court for the Western District of Texas issued its ruling on the November 2005 Markman hearing in KCI's patent suit against BlueSky Medical.  On March 1, 2006, the Court denied BlueSky’s motions for summary judgment to dismiss our claims of patent infringement and granted KCI’s and Wake Forest’s motions to exclude BlueSky’s damages against us, and further ruled to dismiss all of BlueSky’s counterclaims against KCI and Wake Forest with prejudice.  The defenses of invalidity and non-infringement have not been affected by the Court’s order and Medela’s counterclaims against us are still pending.  The Court may reconsider any of its rulings at any time before trial.  In its ruling, the Court construed certain terms of U.S. Patent Nos. 5,636,643 and 5,645,081. KCI continues to believe that its case against the defendants is meritorious and intends to continue the vigorous prosecution of the case.  See further discussion of the BlueSky case in Note 13.

NOTE 21.  Guarantor Condensed Consolidating Financial Statements

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013. Of this amount, $84.4 million of the notes remained outstanding as of December 31, 2005.

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

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2005 and 2004 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 2005.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2005
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 72,475	$ 50,908	$ -	$ 123,383
Accounts receivable, net	-	205,089	77,822	(1,021)	281,890
Inventories, net	-	15,336	13,093	-	28,429
Deferred income taxes	-	26,447	-	-	26,447
Prepaid expenses and other current assets	-	10,895	8,393	(2,380)	16,908
	_______	_________	_______	_______	_______
Total current assets	-	330,242	150,216	(3,401)	477,057

Net property, plant and equipment	-	138,272	64,065	(10,094)	192,243
Debt issuance costs, net	-	7,545	-	-	7,545
Deferred income taxes	-	-	6,895	-	6,895
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	28,471	5,606	(5,075)	29,002
Intercompany investments and advances	191,480	470,604	47,883	(709,967)	-
	_______	_________	_______	_______	_______
	$ 191,480	$ 1,014,913	$ 284,255	$ (728,537)	$ 762,111
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 29,960	$ 13,893	$ -	$ 43,853
Accrued expenses and other	14	126,672	44,009	-	170,695
Current installments of long-term debt	-	1,769	-	-	1,769
Intercompany payables	-	-	29,268	(29,268)	-
Income taxes payable	-	20,999	-	(2,380)	18,619
	_______	_________	_______	_______	_______
Total current liabilities	14	179,400	87,170	(31,648)	234,936

Long-term debt, net of current installments	-	292,726	-	-	292,726
Intercompany payables, noncurrent	-	(25,509)	25,509	-	-
Deferred income taxes	-	30,622	-	-	30,622
Other noncurrent liabilities	-	16,438	998	(5,075)	12,361
	_______	_________	_______	_______	_______
	14	493,677	113,677	(36,723)	570,645
Shareholders' equity	191,466	521,236	170,578	(691,814)	191,466
	_______	________	_______	_______	_______
	$ 191,480	$ 1,014,913	$ 284,255	$ (728,537)	$ 762,111
	_______	_________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 84,903	$ 39,463	$ -	$ 124,366
Accounts receivable, net	-	189,013	69,749	(5,940)	252,822
Inventories, net	-	19,523	16,067	-	35,590
Deferred income taxes	-	24,836	-	-	24,836
Prepaid expenses and other current assets	-	8,472	4,924	(100)	13,296
	_______	_________	_______	_______	_______
Total current assets	-	326,747	130,203	(6,040)	450,910

Net property, plant and equipment	-	120,729	72,440	(10,094)	183,075
Debt issuance costs, net	-	11,937	-	-	11,937
Deferred income taxes	-	2,402	5,511	-	7,913
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	29,117	11,456	(11,312)	29,261
Intercompany investments and advances	50,814	480,786	30,931	(562,531)	-
	_______	_________	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_______	_________	_______	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 31,203	$ 12,043	$ -	$ 43,246
Accrued expenses and other	14	113,672	36,631	-	150,317
Current installments of long-term debt	-	2,803	-	-	2,803
Intercompany payables	-	3,729	12,305	(16,034)	-
Income taxes payable	-	20,921	-	(100)	20,821
	_______	_________	_______	_______	_______
Total current liabilities	14	172,328	60,979	(16,134)	217,187

Long-term debt, net of current installments	-	442,943	-	-	442,943
Intercompany payables, noncurrent	-	(28,444)	28,444	-	-
Deferred income taxes	-	13,170	-	-	13,170
Other noncurrent liabilities	-	19,437	239	(11,312)	8,364
	_______	_________	_______	_______	_______
	14	619,434	89,662	(27,446)	681,664
Shareholders' equity	50,800	392,063	170,469	(562,531)	50,801
	_______	_________	_______	_______	_______
	$ 50,814	$ 1,011,497	$ 260,131	$ (589,977)	$ 732,465
	_______	_________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2005
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 670,292	$ 187,806	$ -	$ 858,098
Sales and other	-	260,744	135,602	(45,888)	350,458
	______	_______	______	______	________
Total revenue	-	931,036	323,408	(45,888)	1,208,556

Rental expenses	-	339,501	188,499	-	528,000
Cost of goods sold	-	69,258	28,582	(8,523)	89,317
	______	_______	______	______	________
Gross profit	-	522,277	106,327	(37,365)	591,239

Selling, general and administrative expenses	-	228,392	77,961	(26,732)	279,621
Research and development expenses	-	25,491	5,123	-	30,614
Litigation settlement expense	-	72,000	-	-	72,000
	______	_______	______	______	________
Operating earnings	-	196,394	23,243	(10,633)	209,004

Interest income and other	-	3,725	464	-	4,189
Interest expense	-	(24,161)	(991)	-	(25,152)
Foreign currency loss	-	(1,084)	(1,874)	-	(2,958)
	______	_______	______	______	________
Earnings before income taxes
and equity in earning of
subsidiaries	-	174,874	20,842	(10,633)	185,083

Income taxes	-	62,796	3,747	(3,615)	62,928
	______	_______	______	______	________
Earnings before equity in
earnings of subsidiaries	-	112,078	17,095	(7,018)	122,155
Equity in earnings of subsidiaries	122,155	17,095	-	(139,250)	-
	______	_______	______	______	________
Net earnings	$ 122,155	$ 129,173	$ 17,095	$ (146,268)	$ 122,155
	______	_______	______	______	________

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 567,320	$ 159,463	$ -	$ 726,783
Sales and other	-	201,103	91,299	(26,549)	265,853
	______	_______	______	_______	_______
Total revenue	-	768,423	250,762	(26,549)	992,636

Rental expenses	-	295,495	152,270	-	447,765
Cost of goods sold	-	59,367	22,320	(10,907)	70,780
	______	_______	______	_______	_______
Gross profit	-	413,561	76,172	(15,642)	474,091

Selling, general and administrative expenses	-	197,397	39,750	(4,166)	232,981
Research and development expenses	-	27,342	3,970	-	31,312
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	______	_______	_______
Operating earnings (loss)	(21,803)	188,570	32,452	(11,476)	187,743

Interest income and other	-	873	260	-	1,133
Interest expense	-	(44,635)	(2,132)	2,132	(44,635)
Foreign currency gain	-	-	5,353	-	5,353
	______	_______	______	_______	_______
Earnings (loss) before income taxes
(benefit) and equity in earning of
subsidiaries	(21,803)	144,808	35,933	(9,344)	149,594

Income taxes (benefit)	(8,540)	59,717	5,246	(3,317)	53,106
	______	_______	______	_______	_______
Earnings (loss) before equity in
earnings of subsidiaries	(13,263)	85,091	30,687	(6,027)	96,488
Equity in earnings of subsidiaries	109,751	30,687	-	(140,438)	-
	______	_______	______	_______	_______
Net earnings	$ 96,488	$ 115,778	$ 30,687	$ (146,465)	$ 96,488
Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	_______	_______
Net earnings available to common
shareholders	$ 30,884	$ 115,778	$ 30,687	$ (146,465)	$ 30,884
	______	_______	______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2003
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 460,204	$ 122,597	$ -	$ 582,801
Sales and other	-	156,761	66,854	(42,580)	181,035
	______	_______	______	______	_______
Total revenue	-	616,965	189,451	(42,580)	763,836

Rental expenses	-	242,565	108,505	-	351,070
Cost of goods sold	-	59,959	21,158	(16,999)	64,118
	______	_______	______	______	_______
Gross profit	-	314,441	59,788	(25,581)	348,648

Selling, general and administrative expenses	-	157,202	31,472	(13,055)	175,619
Research and development expenses	-	20,287	2,757	-	23,044
Litigation settlement (gain)	(75,000)	-	-	-	(75,000)
Recapitalization expenses	-	70,085	-	-	70,085
	______	_______	______	______	_______
Operating earnings	75,000	66,867	25,559	(12,526)	154,900

Interest income and other	-	878	187	-	1,065
Interest expense	-	(52,098)	(2,867)	2,867	(52,098)
Foreign currency gain	-	-	7,566	-	7,566
	______	_______	______	______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	75,000	15,647	30,445	(9,659)	111,433

Income taxes	28,125	8,572	8,713	(3,623)	41,787
	______	_______	______	______	_______
Earnings before equity in earnings
of subsidiaries	46,875	7,075	21,732	(6,036)	69,646
Equity in earnings of subsidiaries	22,771	21,732	-	(44,503)	-
	______	_______	______	______	_______
Net earnings	$ 69,646	$ 28,807	$ 21,732	$ (50,539)	$ 69,646
Series A convertible preferred stock dividends	(9,496)	-	-	-	(9,496)
	______	_______	______	______	_______
Net earnings available to common
shareholders	$ 60,150	$ 28,807	$ 21,732	$ (50,539)	$ 60,150
	______	_______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the year ended December 31, 2005
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 122,155	$ 129,173	$ 17,095	$ (146,268)	$ 122,155
Adjustments to reconcile net earnings to net
cash provided by operating activities	(92,821)	54,301	20,234	134,329	116,043
	_______	_______	______	______	_______
Net cash provided by operating activities	29,334	183,474	37,329	(11,939)	238,198
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(67,517)	(26,708)	-	(94,225)
Decrease in inventory to be converted into
equipment for short-term rental	-	2,300	-	-	2,300
Dispositions of property, plant and equipment	-	1,033	1,475	-	2,508
Decrease (increase) in other assets	-	(29)	5,850	(6,238)	(417)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(64,213)	(19,383)	(6,238)	(89,834)
	_______	_______	______	______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term debt,
capital lease and other obligations	-	(151,250)	998	-	(150,252)
Proceeds from exercise of stock options	9,276	-	-	-	9,276
Purchase of immature shares for minimum tax
withholdings	(7,589)	-	-	-	(7,589)
Proceeds from purchase of stock in ESPP	4,113	-	-	-	4,113
Proceeds (payments) on intercompany
investments and advances	(13,528)	16,401	(4,062)	1,189	-
Other	(21,606)	3,160	1,458	16,988	-
	_______	_______	______	______	_______
Net cash used by financing activities	(29,334)	(131,689)	(1,606)	18,177	(144,452)
	_______	_______	______	______	_______
Effect of exchange rate changes on cash and
cash equivalents	-	-	(4,895)	-	(4,895)
	_______	_______	______	______	_______
Net increase (decrease) in cash and cash equivalents
equivalents	-	(12,428)	11,445	-	(983)

Cash and cash equivalents, beginning of year	-	84,903	39,463	-	124,366
	_______	_______	______	______	_______
Cash and cash equivalents, end of year	$ -	$ 72,475	$ 50,908	$ -	$ 123,383
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the year ended December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 96,488	$ 115,778	$ 30,687	$ (146,465)	$ 96,488
Adjustments to reconcile net earnings to net
cash provided by operating activities	(40,172)	(17,791)	5,983	143,364	91,384
	_______	_______	______	_______	_______
Net cash provided by operating activities	56,316	97,987	36,670	(3,101)	187,872
	_______	_______	______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(63,581)	(29,649)	-	(93,230)
Increase in inventory to be converted into
equipment for short-term rental	-	(100)	-	-	(100)
Dispositions of property, plant and equipment	-	1,279	703	-	1,982
Business acquisitions, net of cash acquired	-	-	(1,247)	-	(1,247)
Decrease (increase) in other assets	-	(2,826)	6,176	(5,923)	(2,573)
	_______	_______	______	_______	_______
Net cash used by investing activities	-	(65,228)	(24,017)	(5,923)	(95,168)
	_______	_______	______	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(237,229)	(307)	-	(237,536)
Proceeds from exercise of stock options	15,352	-	-	-	15,352
Proceeds from purchase of stock in ESPP	1,815	-	-	-	1,815
Proceeds from issuance of common stock in IPO	105,000	-	-	-	105,000
IPO stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds (payments) on intercompany
investments and advances	(179,010)	163,380	216	15,414	-
Other	11,131	(3,702)	(1,039)	(6,390)	-
	_______	_______	______	_______	_______
Net cash provided (used) by financing activities	(56,316)	(77,551)	(1,130)	9,024	(125,973)
	_______	_______	______	_______	_______
Effect of exchange rate changes on cash and
cash equivalents	-	-	1,571	-	1,571
	_______	_______	______	_______	_______
Net increase (decrease) in cash and cash equivalents
equivalents	-	(44,792)	13,094	-	(31,698)

Cash and cash equivalents, beginning of year	-	129,695	26,369	-	156,064
	_______	_______	______	_______	_______
Cash and cash equivalents, end of year	$ -	$ 84,903	$ 39,463	$ -	$ 124,366
	_______	_______	______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the year ended December 31, 2003
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 69,646	$ 28,807	$ 21,732	$ (50,539)	$ 69,646
Adjustments to reconcile net earnings to net
cash provided by operating activities	84,187	76,739	10,889	38,745	210,560
	_______	_______	______	______	_______
Net cash provided by operating activities	153,833	105,546	32,621	(11,794)	280,206
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(39,814)	(36,596)	134	(76,276)
Decrease in inventory to be converted into
equipment for short-term rental	-	2,100	-	-	2,100
Dispositions of property, plant and equipment	-	678	2,897	-	3,575
Business acquisitions, net of cash acquired	-	(2,224)	-	-	(2,224)
Decrease (increase) in other assets	-	2,752	1,185	(4,265)	(328)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(36,508)	(32,514)	(4,131)	(73,153)
	_______	_______	______	______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term debt,
capital lease and other obligations	-	(117,481)	2,832	-	(114,649)
Proceeds from exercise of stock options	1,725	-	-	-	1,725
Payoff of long-term debt and bonds	-	(408,226)	-	-	(408,226)
Proceeds from issuance of new debt and bonds	-	685,000	-	-	685,000
Proceeds from issuance of preferred stock, net	258,017	-	-	-	258,017
Purchase of common stock	(509,597)	-	-	-	(509,597)
Debt and preferred stock issuance costs	-	(20,729)	-	-	(20,729)
Proceeds (payments) on intercompany
investments and advances	81,413	(120,174)	8,113	30,648	-
Other	14,609	1,082	(968)	(14,723)	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	(153,833)	19,472	9,977	15,925	(108,459)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	2,985	-	2,985
	_______	_______	______	______	_______
Net increase in cash and cash equivalents	-	88,510	13,069	-	101,579
Cash and cash equivalents, beginning of year	-	41,185	13,300	-	54,485
	_______	_______	______	______	_______
Cash and cash equivalents, end of year	$ -	$ 129,695	$ 26,369	$ -	$ 156,064
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
(in thousands)

Three Years ended December 31, 2005

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/03
	Beginning of	Costs and	Other		Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful accounts	$ 49,996 (1)	$ 6,702	$14,891 (2)	$ 11,519	$ 60,070 (1)
	______	_____	_____	_____	_____
Inventory reserve	$ 2,965	$ 6,011	$ -	$ 2,896	$ 6,080
	______	_____	_____	_____	_____
Deferred tax asset
valuation allowance	$ 1,606	$ 860	$ -	$ -	$ 2,466
	______	_____	_____	_____	_____

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/04
	Beginning of	Costs and	Other		Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful accounts	$ 60,070 (1)	$ 12,346	$ 2,199 (2)	$ 13,799	$ 60,816 (1)
	______	_____	_____	_____	_____
Inventory reserve	$ 6,080	$ 1,915	$ -	$ 1,326	$ 6,669
	______	_____	_____	_____	_____
Deferred tax asset
valuation allowance	$ 2,466	$ 4,422	$ -	$ -	$ 6,888
	______	_____	_____	_____	_____

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/05
	Beginning of	Costs and	Other		Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful accounts	$ 60,816 (1)	$ 17,435	$ 5,014 (2)	$ 17,216	$ 66,049
	______	_____	_____	_____	_____
Inventory reserve	$ 6,669	$ 2,070	$ -	$ 3,866	$ 4,873
	______	_____	_____	_____	_____
Deferred tax asset
valuation allowance	$ 6,888	$ 4,660	$ -	$ -	$ 11,548
	______	_____	_____	_____	_____

(1) Amounts reflect reclassification of revenue reserves on unbilled receivables from accounts receivable to the allowance account.
(2) Additions to the allowance for doubtful accounts charged to other accounts reflect the net increase in revenue reserves to allow for expected credit memos, cancelled transactions and uncollectible items where collectibility is not reasonably assured in accordance with the provisions of Staff Accounting Bulletin No. 104.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                  FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

     The management of Kinetic Concepts, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on thosecriteria.

     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.  The attestation report is included on page 101.

Date:  February 21, 2006

/s/ Dennert O. Ware
Dennert O. Ware
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Kinetic Concepts, Inc.

     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Kinetic Concepts, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kinetic Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Kinetic Concepts, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Kinetic Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 of Kinetic Concepts, Inc. and subsidiaries and our report dated February 21, 2006, except for Note 13 and Note 20, as to which the date is March 1, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
   ERNST & YOUNG LLP

San Antonio, Texas
February 21, 2006, except for Note 13 and
Note 20, as to which the date is March 1, 2006

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2005 appearing under the caption “Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance.”

     Our Code of Ethics for Chief Executive and Senior Financial Officers, along with our Directors' Code of Business Conduct and Ethics, and our Officers' and Employees' Corporate Code of Conduct and Ethics can be found on our website at www.kci1.com under the tab entitled "Corporate Governance – Codes of Conduct" on the Investor Relations page.  We have adopted Corporate Governance Guidelines which can be found on our website under the tab entitled "Corporate Governance – Governance Guidelines" on the Investor Relations page.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

     Information about our board committees, including our Audit and Compliance Committee, Compensation Committee and Director Affairs Committee, as well as the respective charters for our board committees, can also be found on our website under the tab entitled "Corporate Governance – Committee Composition and Charters" on the Investor Relations page.  Shareholders may request a copy of the above referenced codes and charters, at no cost, from Investor Relations, Kinetic Concepts, Inc., 8023 Vantage Drive, San Antonio, Texas 78230.

     Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on March 24, 2005.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption “Executive Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND                   RELATED SHAREHOLDER MATTERS

     Incorporated in this Item 12, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated in this Item 13, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated in this Item 14, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption “Principal Accounting Fees and Services.”

PART IV- FINANCIAL INFORMATION

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)   The following documents are filed as part of this Annual Report:

             1.   Financial Statements

                        The following consolidated financial statements are filed as a part of this report:

                                Report of Independent Registered Public Accounting Firm

                                Consolidated Balance Sheets as of December 31, 2005 and 2004

                                Consolidated Statements of Earnings for the three years ended December 31,
                                2005, 2004 and 2003

                                Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended
                                December 31, 2005, 2004 and 2003

                                Consolidated Statements of Cash Flows for the three years ended December 31,
                                2005, 2004 and 2003

                                Notes to Consolidated Financial Statements

             2.   Financial Statement Schedules

                        The following consolidated financial statement schedule for each of the years in the three-
                         year period ended December 31, 2005 is filed as part of this Annual Report:

                                Schedule II—Valuation and Qualifying Accounts—Years ended December 31,
                                2005, 2004 and 2003

                                        All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     (b)   Exhibits

                        The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
3.2	Third Amended and Restated By‑laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S‑1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S‑4, filed on September 29, 2003).
4.2	Form of Series B 7 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S‑4, filed on September 29, 2003).
10.2	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S‑4, as amended on December 31, 2003).
10.3	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S‑1, filed on February 20, 2004, as amended).
10.4	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 23, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S‑4, filed on September 29, 2003).
10.6

Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S‑4, filed on September 29, 2003).

10.7

Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non‑Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 on Form S‑4, filed on September 29, 2003).

10.8	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on
Form 8- K, filed on January 27, 2005).
10.9	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10‑K/A, dated December 31, 1994).
10.10	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 1995).
10.11	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10‑K for the year ended December 31, 1997).
10.12	Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10‑K for the year ended December 31, 2000).
10.13	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2000).
10.14	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10‑K/A, dated December 31, 1994).
10.15	Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10‑K for the year ended December 31, 2003).
10.16

Letter, dated September 14, 2005, from KCI to Mark B. Carbeau outlining the terms of his employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.17

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S‑4, filed on September 29, 2003).

†10.18

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

†10.19

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

10.20	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.21	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.22	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S‑1, filed on February 2, 2004, as amended).
*10.23	Amended and Restated 2003 Non‑Employee Directors Stock Plan
10.24	Form of Stock Option Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on November 15, 2004)
10.25	Form of Restricted Stock Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on November 15, 2004).
*21.1	List of Subsidiaries
*23.2	Consent of Ernst & Young LLP.
*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated March 15, 2006
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated March 15, 2006
*32.1

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2006

*        Exhibit filed herewith.
†        Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 15, 2006.

KINETIC CONCEPTS, INC.
By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	March 09, 2006
RONALD W. DOLLENS

/s/ Dennert O. Ware	Director, President and Chief Executive Officer
DENNERT O. WARE	(Principal Executive Officer)	March 15, 2006

/s/ Martin J. Landon	Vice President and Chief Financial Officer
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)	March 15, 2006

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	March 15, 2006
JAMES R. LEININGER, M.D.

/s/ John P. Byrnes	Director	March 15, 2006
JOHN P. BYRNES

/s/ Woodrin Grossman	Director	March 13, 2006
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	March 15, 2006
HARRY R. JACOBSON

/s/ N. Colin Lind	Director	March 13, 2006
N. COLIN LIND

/s/ David J. Simpson	Director	March 15, 2006
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	March 15, 2006
C. THOMAS SMITH

/s/ Donald E. Steen	Director	March 15, 2006
DONALD E. STEEN

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
3.2	Third Amended and Restated By‑laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S‑1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S‑4, filed on September 29, 2003).
4.2	Form of Series B 7 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S‑4, filed on September 29, 2003).
10.2	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S‑4, as amended on December 31, 2003).
10.3	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S‑1, filed on February 20, 2004, as amended).
10.4	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 23, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S‑4, filed on September 29, 2003).
10.6

Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S‑4, filed on September 29, 2003).

10.7

Investors' Rights Agreement, dated as of August 11, 2003, among KCI, the Non‑Sponsor Investors, the Sponsor Investors and the Director Investors (filed as Exhibit 10.6 on Form S‑4, filed on September 29, 2003).

10.8	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on
Form 8- K, filed on January 27, 2005).
10.9	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10‑K/A, dated December 31, 1994).
10.10	Deferred Compensation Plan (filed as Exhibit 99.2 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 1995).
10.11	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10‑K for the year ended December 31, 1997).
10.12	Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10‑K for the year ended December 31, 2000).
10.13	Letter, dated March 28, 2000, from KCI to Dennert O. Ware outlining the terms of his employment (filed as Exhibit 10.12 to our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2000).
10.14	Letter, dated November 22, 1994, from KCI to Christopher M. Fashek outlining the terms of his employment (filed as Exhibit 10.23 to our Annual Report on Form 10‑K/A, dated December 31, 1994).
10.15	Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10‑K for the year ended December 31, 2003).
10.16

Letter, dated September 14, 2005, from KCI to Mark B. Carbeau outlining the terms of his employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.17

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S‑4, filed on September 29, 2003).

†10.18

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

†10.19

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

10.20	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.21	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.22	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S‑1, filed on February 2, 2004, as amended).
*10.23	Amended and Restated 2003 Non‑Employee Directors Stock Plan
10.24	Form of Stock Option Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on November 15, 2004)
10.25	Form of Restricted Stock Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on November 15, 2004).
*21.1	List of Subsidiaries
*23.2	Consent of Ernst & Young LLP.
*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act dated March 15, 2006
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act dated March 15, 2006
*32.1

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2006

*        Exhibit filed herewith.
†        Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.