Form 10-Q
period 2006-03-31
KINETIC CONCEPTS INC /TX/
filed 2006-05-09
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Common Stock: 71,676,089 shares as of May 4, 2006

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis®, AtmosAir®, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus, FirstStep Select®, FirstStep Select® Heavy Duty, FluidAir Elite®, FluidAir® II, KCI®, GranuFoam® Silver, KinAir® III, KinAir® IV, KinAir MedSurg®, KCI Express® Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, Roto Rest®, Roto Rest® Delta, T.R.A.C.®, The Clinical Advantage®, TheraKair®, TheraKair® Visio™, TheraPulse®, TheraPulse® II, TheraPulse® ATP™TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C.® ATS® , V.A.C. ® Freedom®, V.A.C.® Therapy™, The V.A.C.® System™, Vacuum Assisted Closure® and V.A.C.® Instill®.  All other trademarks appearing in this report are the property of their holders.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 136,503	$ 123,383
Accounts receivable, net	287,564	281,890
Inventories, net	30,820	28,429
Deferred income taxes	25,666	26,447
Prepaid expenses and other current assets	21,702	16,908
	_______	_______
Total current assets	502,255	477,057

Net property, plant and equipment	191,830	192,243
Debt issuance costs, less accumulated amortization of
$13,024 in 2006 and $12,709 in 2005	7,231	7,545
Deferred income taxes	7,250	6,895
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization
of $9,413 in 2006 and $9,310 in 2005	29,305	29,002
	_______	_______
	$ 787,240	$ 762,111
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 39,806	$ 43,853
Accrued expenses and other	131,973	170,695
Current installments of long-term debt	2,308	1,769
Income taxes payable	26,546	18,619
	_______	_______
Total current liabilities	200,633	234,936

Long-term debt, net of current installments	292,187	292,726
Deferred income taxes	27,356	30,622
Other non-current liabilities	11,414	12,361
	_______	_______
	531,590	570,645
Shareholders' equity:
Common stock; authorized 225,000 at 2006 and
2005; issued and outstanding 71,227 at 2006
and 70,307 at 2005	71	70
Preferred stock; authorized 50,000 at 2006 and 2005;
issued and outstanding 0 at 2006 and 2005	-	-
Additional paid-in capital	563,325	557,468
Deferred compensation	-	(6,880)
Retained deficit	(317,399)	(365,916)
Accumulated other comprehensive income	9,653	6,724
	_______	_______
Shareholders' equity	255,650	191,466
	_______	_______
	$ 787,240	$ 762,111
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue:
Rental	$ 226,977	$ 195,936
Sales	92,268	84,036
	_______	_______
Total revenue	319,245	279,972

Rental expenses	140,417	127,111
Cost of goods sold	21,735	20,781
	_______	_______
Gross profit	157,093	132,080

Selling, general and administrative expenses	74,737	60,156
Research and development expenses	7,411	6,210
	_______	_______
Operating earnings	74,945	65,714

Interest income	982	520
Interest expense	(4,741)	(7,460)
Foreign currency gain (loss)	267	(2,018)
	_______	_______
Earnings before income taxes	71,453	56,756

Income taxes	22,936	19,581
	_______	_______
Net earnings	$ 48,517	$ 37,175
	_______	_______
Net earnings per share:
Basic	$ 0.69	$ 0.54
	_______	_______
Diluted	$ 0.66	$ 0.51
	_______	_______
Weighted average shares outstanding:
Basic	70,667	68,822
	_______	_______
Diluted	73,275	72,875
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$ 48,517	$ 37,175
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	18,634	16,911
Provision for uncollectible accounts receivable	2,841	4,203
Amortization of deferred gain on sale of headquarters facility	(268)	(268)
Write-off of deferred debt issuance costs	-	1,421
Share-based compensation expense	2,998	74
Tax benefit related to exercise of stock options	-	8,825
Excess tax benefit from share-based payment arrangements	(14,417)	(8,825)
Change in assets and liabilities:
Increase in accounts receivable, net	(7,621)	(4,640)
Decrease (increase) in inventories, net	(2,202)	2,001
Decrease (increase) in current deferred income taxes	781	(1,117)
Increase in prepaid expenses and other current assets	(5,284)	(3,483)
Decrease in accounts payable	(3,958)	(3,777)
Decrease in accrued expenses and other	(39,120)	(29,001)
Increase in income taxes payable	23,164	19,275
Increase (decrease) in non-current deferred income taxes, net	(3,450)	724
	_______	_______
Net cash provided by operating activities	20,615	39,498
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(14,552)	(14,268)
Increase in inventory to be converted into equipment
for short-term rental	(2,500)	(1,200)
Dispositions of property, plant and equipment	395	465
Increase in other non-current assets	(436)	(264)
	_______	_______
Net cash used by investing activities	(17,093)	(15,267)
	_______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, capital lease
and other obligations	52	(75,003)
Excess tax benefits from share-based payment arrangements	14,417	-
Proceeds from exercise of stock options	5,728	1,798
Purchase of immature shares for minimum tax withholdings	(11,192)	-
Proceeds from purchase of stock in ESPP and other	19	-
	_______	_______
Net cash provided (used) by financing activities	9,024	(73,205)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	574	(1,168)
	_______	_______
Net increase (decrease) in cash and cash equivalents	13,120	(50,142)

Cash and cash equivalents, beginning of period	123,383	124,366
	_______	_______
Cash and cash equivalents, end of period	$ 136,503	$ 74,224
	_______	_______
Cash paid during the three months for:
Interest, net of cash received from interest rate swap agreements	$ 2,725	$ 3,807
Income taxes, net of refunds	$ 2,168	$ 2,178

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI" or the “Company”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)     Share-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised (“SFAS 123R”), “Share-Based Payment.”  SFAS 123R eliminated the alternative to account for share-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and required such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.  Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows as required under SFAS No. 95, “Statement of Cash Flows.”  In accordance with SFAS 123R, the Company has now presented the cash flows for tax benefits resulting from the exercise of share-based payment arrangements in excess of the tax benefits recorded on compensation cost recognized for those options (excess tax benefits) as financing cash flows.

     The Company has elected to use the Black-Scholes model to estimate the fair value of option grants under SFAS 123R.  The Company believes that the use of the Black-Scholes model meets the fair value measurement objective of SFAS 123R and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by the Company under SFAS 123R.

     As a result of adopting SFAS 123R on January 1, 2006, the Company’s earnings before income taxes and net earnings for the three months ended March 31, 2006 were $2.3 million and $1.5 million, respectively, or $0.02 per basic and diluted share, lower than if it had continued to account for share-based compensation under APB 25.  Additionally, for the three months ended March 31, 2006, the Company recorded a $15.2 million actual tax benefit from share-based payment arrangements, of which $14.4 million is reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  The $14.4 million excess tax benefit would have been classified as an operating cash inflow under the provisions of APB 25.

     With the adoption of SFAS 123R, the Company estimates forfeitures when recognizing compensation cost.  The Company will adjust its estimate of forfeitures as actual forfeitures differ from its estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, the Company recorded forfeitures of stock-based compensation awards as they occurred.  As a result of this change, the Company recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in the Company's condensed consolidated statement of earnings for the three months ended March 31, 2006.

     The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 was $18.30 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

Three months ended
March 31, 2006
Expected stock volatility	38.6%
Expected dividend yield	-
Risk-free interest rate	4.4%
Expected life (years)	6.3

     The expected stock volatility is based primarily on historical volatilities of similar entities.  The expected dividend yield is 0% as the Company has historically not paid cash dividends on its common stock.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin 107, rather than using its own historical expected life as there has not been sufficient history since the Company completed its initial public offering.

     Share-based compensation expense was recognized in the condensed consolidated statement of earnings for the three months ended March 31, 2006 as follows (dollars in thousands):

Three months ended
March 31, 2006
Rental expenses	$ 807
Cost of goods sold	99
Selling, general and administrative expenses	2,092
Pre-tax share-based compensation expense	2,998
Less: Income tax benefits	(962)
_______
Total share-based compensation
expense, net of tax	$ 2,036
_______

     Prior to 2006, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company used the intrinsic value method prescribed under APB 25 to account for its stock compensation plans.  For the quarter ended March 31, 2005, the impact of adopting SFAS 123R approximates the SFAS 123 disclosure of pro-forma net earnings and net earnings per share as follows (amounts in thousands, except per share data):

Three months ended
March 31, 2005

Net earnings, as reported	$ 37,175
_______
Pro forma net earnings:
Net earnings, as reported	$ 37,175
Compensation expense under intrinsic method	48
Compensation expense under fair value method	(1,009)
_______
Pro forma net earnings	$ 36,214
_______
Net earnings per share, as reported:
Basic	$ 0.54
Diluted	$ 0.51

Pro forma net earnings per share:
Basic	$ 0.53
Diluted	$ 0.50

(c)     Additional New Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs.”  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on its results of operations or its financial position.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  The Company adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have a material impact on its results of operations or its financial position.

(d)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2005.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

     Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Trade accounts receivable:
USA:
Acute and extended care organizations	$ 91,007	$ 94,438
Medicare / Medicaid	67,305	64,223
Managed care, insurance and other	113,006	108,066
	_______	_______
USA - Trade accounts receivable	271,318	266,727

International	81,182	79,040
	_______	_______
Trade accounts receivable	352,500	345,767

Employee and other receivables	2,798	2,172
	_______	_______
Gross accounts receivable	355,298	347,939

Less: Allowance for doubtful accounts	(67,734)	(66,049)
	_______	_______
	$ 287,564	$ 281,890
	_______	_______

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2006	2005

Finished goods	$ 7,103	$ 5,519
Work in process	1,622	2,705
Raw materials, supplies and parts	36,544	31,878
	______	______
	45,269	40,102

Less: Amounts expected to be converted
into equipment for short-term rental	(9,300)	(6,800)
Reserve for excess and obsolete inventory	(5,149)	(4,873)
	______	______
	$ 30,820	$ 28,429
	______	______

(3)     EARNINGS PER SHARE

     Net earnings per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2006	2005

Net earnings	$ 48,517	$ 37,175
	______	______
Weighted average shares outstanding:
Basic	70,667	68,822
Dilutive potential common shares from
stock options and restricted stock(1)	2,608	4,053
	______	______
Diluted	73,275	72,875
	______	______

Basic net earnings per share	$ 0.69	$ 0.54
	______	______

Diluted net earnings per share	$ 0.66	$ 0.51
	______	______

(1) Potentially dilutive stock options and restricted stock totaling 1,620 shares and 12 shares for the first quarter of 2006 and 2005, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(4)     STOCK OPTION PLANS

     In December 1997, the Board of Directors approved the 1997 Management Equity Plan (the “Management Equity Plan”).  In January of 2004, the Board of Directors determined that no new equity grants would be made under the Management Equity Plan.  The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Management Equity Plan, as amended, was approximately 13.9 million shares, subject to adjustment as provided for in the plan.  Outstanding grants under the Management Equity Plan are administered by the Compensation Committee of the Board of Directors.  The exercise price and term of options granted under the Management Equity Plan have been determined by the Compensation Committee or the entire Board of Directors.  However, in no event has the term of any option granted under the Management Equity Plan exceeded ten years.

     The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004 and November 15, 2005.  Prior to January 1, 2005, the Directors Stock Plan provided for automatic grants to our non-employee directors of (a) options to purchase shares of common stock, (b) restricted stock that is subject to vesting requirements and (c) unrestricted stock that is not subject to vesting requirements.  As a result of amendments to the plan, grants of unrestricted stock awards have been eliminated.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan is determined as the fair market value of the shares of the Company's common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the plan.  The Directors Stock Plan is administered by the Compensation Committee of the Board of Directors.  During the first quarter of 2006 and 2005, no grants were issued under this plan.

     On February 9, 2004, the Company's shareholders approved the 2004 Equity Plan and the 2004 Employee Stock Purchase Plan (the "2004 ESPP").  The 2004 Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under this plan is determined as the fair market value of the shares of the Company’s common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of four years.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under these plans vest over a period of three to six years, although certain grants cliff-vest after six years, but contain provisions that allow for accelerated vesting over a shorter term if certain performance criteria are met.  The fair value of the restricted stock and restricted stock units is determined on the grant date based on the Company’s closing stock price.  The Company considers the likelihood of meeting the performance criteria when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.

     During the first quarter of 2006 and 2005, we granted approximately 3,900 and 12,600 options, respectively, to purchase shares of common stock under the 2004 Equity Plan.  Additionally, during the first quarter of 2006, we issued approximately 1,400 shares of restricted stock and restricted stock units under this plan at a weighted average estimated fair value of $40.57.

     The 2004 ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the 2004 ESPP is 2,500,000 shares.  Under the 2004 ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The 2004 ESPP provides for six‑month offering periods.  Each six‑month offering period will be composed of an identical six‑month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During the first quarter of 2006 and 2005, there were no purchases of common stock under the 2004 ESPP.

     The following table summarizes the number of common shares reserved for future issuance under our stock option plans as of March 31, 2006:

2003 Non-Employee Directors Stock Plan	244,378
2004 Equity Plan	5,306,365
2004 Employee Stock Purchase Plan	2,350,947

7,901,690
________

     A summary of our stock option activity, and related information, for the three months ended March 31, 2006 is set forth in the table below:

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)
Options outstanding -
beginning of year	6,862	$ 15.76
Granted	4	$ 40.19
Exercised	(1,222)	$ 4.91
Forfeited/Expired	(26)	$ 49.23
	_____
Options outstanding – March 31, 2006	5,618	$ 17.98	3.83	$ 144,634
	______
Exercisable as of March 31, 2006	3,815	$ 7.29	2.18	$ 130,305
	______

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first quarter of 2006, the total intrinsic value of stock options exercised was $40.4 million.  Cash received from stock options exercised during the quarter was $5.7 million and the actual tax benefit from share-based payment arrangements totaled $15.2 million.  The weighted-average estimated fair value of stock options granted during the quarter ended March 31, 2006 was $18.30.

     As of March 31, 2006, there was $20.5 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

     The following table summarizes restricted stock activity for the three months ended March 31, 2006:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Unvested Shares – January 1, 2006	193	$ 47.53
Granted	1	$ 40.57
Vested and Distributed	-	$ -
Forfeited	(1)	$ 59.20
	___
Unvested Shares – March 31, 2006	193	$ 47.41
	___

     During the first quarter of 2006, the Company reclassified $6.9 million related to unvested restricted stock from deferred compensation to additional paid in capital as a result of the adoption of SFAS 123R.  As of March 31, 2006, there was $6.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.  There was no vesting of restricted stock during the three months ended March 31, 2006.

     The Company has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.

(5)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  For the three months ended March 31, 2006 and 2005, comprehensive income was $51.4 million and $32.6 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation gain of $3.2 million and a loss of $5.3 million for the three-month periods ended March 31, 2006 and 2005, respectively.

(6)     COMMITMENTS AND CONTINGENCIES

     On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. (“PCS”) in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  We subsequently entered into a settlement with one of the defendants, PCS, pursuant to which the Court entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  We are seeking damages and injunctive relief in the case against the remaining defendants.  A trial date has been set for May 30, 2006.

     On June 28, 2005 the Court construed certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruled that other terms were sufficiently definite without further construction.  On January 26, 2006, the Court also ruled on construction of claims in U.S. Patent number 5,645,081 (the “081 patent”) and additional claims in the 643 patent.  The ruling, among other things, further defined components of certain claims related to our V.A.C. dressing.  In addition, on March 1, 2006, the Court denied BlueSky’s motions for summary judgment to dismiss our claims of patent infringement and granted our motion to exclude BlueSky’s damages claims against us.  The Court also dismissed all of BlueSky’s counterclaims against KCI and Wake Forest with prejudice.  The Court’s ruling did not affect Medela’s defenses and counterclaims.  The Court may reconsider any of its rulings at any time before trial.  In April 2006, the parties negotiated the simplification of the case by removing some of KCI’s lesser claims in exchange for the elimination of all of the Defendants’ remaining counterclaims.  The defenses of invalidity and non-infringement have not been affected by the recent simplification of the case.  While it is difficult to predict what effect recent Court rulings and pre-trial simplification of the case may have on the outcome of the central claims of infringement and invalidity, we presently do not believe that they have fundamentally impacted the nature of the litigation or our probability of success at trial.

     Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, the jury may not decide the case in our favor and we may be unable to obtain an injunction against BlueSky or otherwise prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the wound-care market for our V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $186.1 million and $706.0 million in revenue, or approximately 58% of total revenue, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, from our domestic V.A.C. products relating to the patents at issue.

     In 1998, Mondomed N.V. and Paul Hartmann AG filed an opposition in the European Patent Office (“EPO”) to a Wake Forest European V.A.C. patent licensed to KCI.  Mondomed entered into a settlement with us and withdrew from the opposition in 2004.  Effective April 3, 2006, the Company finalized an agreement with Hartmann for the withdrawal of the patent appeal pending before the EPO Board of Appeals.  As a result of the withdrawals, the patent opposition proceedings have been terminated and the EPO’s 2004 decision upholding and construing the patent will remain in place.  The EPO’s 2004 decision established a range of pressures covered by the patent claims from 7.6 – 752 millimeters of mercury (“mmHg”) of negative pressure and provided that the "screen means" term describing the dressing is an open-cell polymer foam.  Our V.A.C. systems typically operate between 50 and 200 mmHg of negative pressure, with a default setting of 125 mmHg.

     In connection with the withdrawal of the appeal, KCI and Hartmann also signed a letter of intent pursuant to which they plan to enter into a strategic cooperation for the distribution and rental of our V.A.C. line of products in Eastern Europe and for the co-promotion of V.A.C. products in the Swiss and German homecare markets.  Under the terms of the letter of intent, the parties have agreed to enter into various agreements embodying the cooperation.  In the event that the parties cannot reach one or more definitive agreements on the strategic relationships, KCI has agreed to pay Hartmann specified sums of up to $2.25 million.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As of March 31, 2006, our commitments for the purchase of new product inventory, including approximately $20.0 million of disposable products from Avail Medical Products, Inc., were $32.4 million.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(7)     SUBSEQUENT EVENT

     Effective April 3, 2006, the Company finalized an agreement with Paul Hartmann AG for the withdrawal of the patent appeal pending before the EPO Board of Appeals (See Note 6).

     On April 4, 2006, we reduced our senior credit facility by $25.0 million and wrote off approximately $370,000 of capitalized debt issuance costs.   As of that date, the remaining outstanding balance on our senior credit facility was $184.9 million and total debt outstanding was $269.5 million.

(8)     SEGMENT AND GEOGRAPHIC INFORMATION

     We are principally engaged in the rental and sale of advanced wound care systems and therapeutic systems and surfaces throughout the United States and in 18 primary countries internationally.  Revenues are attributed to individual countries based on the location of the customer.

     We define our business segments based on geographic management responsibility.  We have two reportable segments: USA, which includes operations in the United States, and International, which includes operations for all international countries. We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

     Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2006	2005
Revenue:
USA:
V.A.C.	$ 186,087	$ 151,563
Therapeutic surfaces/other	46,563	45,962
	_______	_______
Subtotal - USA	232,650	197,525

International:
V.A.C.	56,867	45,939
Therapeutic surfaces/other	29,728	36,508
	_______	_______
Subtotal - International	86,595	82,447
	_______	_______
Total revenue	$ 319,245	$ 279,972
	_______	_______

Operating earnings:
USA	$ 91,803	$ 69,098
International	12,490	15,212

Other (1):
Executive	(5,914)	(1,109)
Finance	(9,878)	(8,321)
Manufacturing/Engineering	(2,354)	(785)
Administration	(11,202)	(8,381)
	_______	_______
Total other	(29,348)	(18,596)
	_______	_______
Total operating earnings	$ 74,945	$ 65,714
	_______	_______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.

(9)     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $84.4 million of the notes remained outstanding as of March 31, 2006.

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

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2006 and December 31, 2005 and the related condensed consolidating statements of earnings for the three months ended March 31, 2006 and 2005, and the condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
Assets:	Borrower	sidiaries	sidiaries	nations	sidiaries
Current assets:
Cash and cash equivalents	$ -	$ 85,568	$ 50,935	$ -	$ 136,503
Accounts receivable, net	-	209,136	81,739	(3,311)	287,564
Inventories, net	-	16,060	14,760	-	30,820
Deferred income taxes	-	25,666	-	-	25,666
Prepaid expenses and other current assets	-	12,976	8,726	-	21,702
	_______	________	_______	_______	_______
Total current assets	-	349,406	156,160	(3,311)	502,255

Net property, plant and equipment	-	135,056	66,867	(10,093)	191,830
Debt issuance costs, net	-	7,231	-	-	7,231
Deferred income taxes	-	-	7,250	-	7,250
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	28,712	8,527	(7,934)	29,305
Intercompany investments and advances	255,665	473,235	62,071	(790,971)	-
	_______	________	_______	_______	_______
	$ 255,665	$1,033,419	$ 310,465	$ (812,309)	$ 787,240
	______	_______	______	______	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 27,448	$ 12,358	$ -	$ 39,806
Accrued expenses and other	14	95,455	36,504	-	131,973
Current installments of long-term debt	-	2,308	-	-	2,308
Intercompany payables	-	-	46,738	(46,738)	-
Income taxes payable	-	26,198	348	-	26,546
	_______	________	_______	_______	_______
Total current liabilities	14	151,409	95,948	(46,738)	200,633

Long-term debt, net of current installments	-	292,187	-	-	292,187
Intercompany payables, non-current	-	(26,114)	26,114	-	-
Deferred income taxes	-	27,356	-	-	27,356
Other non-current liabilities	-	18,292	1,053	(7,931)	11,414
	_______	________	_______	_______	_______
	14	463,130	123,115	(54,669)	531,590
Shareholders' equity	255,651	570,289	187,350	(757,640)	255,650
	_______	________	_______	_______	_______
	$ 255,665	$1,033,419	$ 310,465	$ (812,309)	$ 787,240
	______	_______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2005
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 72,475	$ 50,908	$ -	$ 123,383
Accounts receivable, net	-	205,089	77,822	(1,021)	281,890
Inventories, net	-	15,336	13,093	-	28,429
Deferred income taxes	-	26,447	-	-	26,447
Prepaid expenses and other current assets	-	10,895	8,393	(2,380)	16,908
	_______	________	_______	_______	_______
Total current assets	-	330,242	150,216	(3,401)	477,057

Net property, plant and equipment	-	138,272	64,065	(10,094)	192,243
Debt issuance costs, net	-	7,545	-	-	7,545
Deferred income taxes	-	-	6,895	-	6,895
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	28,471	5,606	(5,075)	29,002
Intercompany investments and advances	191,480	470,604	47,883	(709,967)	-
	_______	________	_______	_______	_______
	$ 191,480	$ 1,014,913	$ 284,255	$ (728,537)	$ 762,111
	_______	________	_______	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 29,960	$ 13,893	$ -	$ 43,853
Accrued expenses and other	14	126,672	44,009	-	170,695
Current installments of long-term debt	-	1,769	-	-	1,769
Intercompany payables	-	-	29,268	(29,268)	-
Income taxes payable	-	20,999	-	(2,380)	18,619
	_______	________	_______	_______	_______
Total current liabilities	14	179,400	87,170	(31,648)	234,936

Long-term debt, net of current installments	-	292,726	-	-	292,726
Intercompany payables, non-current	-	(25,509)	25,509	-	-
Deferred income taxes	-	30,622	-	-	30,622
Other non-current liabilities	-	16,438	998	(5,075)	12,361
	_______	________	_______	_______	_______
	14	493,677	113,677	(36,723)	570,645
Shareholders' equity	191,466	521,236	170,578	(691,814)	191,466
	_______	________	_______	_______	_______
	$ 191,480	$ 1,014,913	$ 284,255	$ (728,537)	$ 762,111
	_______	________	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 177,674	$ 49,303	$ -	$ 226,977
Sales and other	-	59,310	41,022	(8,064)	92,268
	_______	_______	_______	_______	_______
Total revenue	-	236,984	90,325	(8,064)	319,245

Rental expenses	-	89,701	50,716	-	140,417
Cost of goods sold	-	18,140	7,647	(4,052)	21,735
	_______	_______	_______	_______	_______
Gross profit	-	129,143	31,962	(4,012)	157,093

Selling, general and administrative
expenses	-	63,417	14,542	(3,222)	74,737
Research and development expenses	-	6,128	1,283	-	7,411
	_______	_______	_______	_______	_______
Operating earnings	-	59,598	16,137	(790)	74,945

Interest income	-	806	176	-	982
Interest expense	-	(4,618)	(123)	-	(4,741)
Foreign currency gain	-	148	119	-	267
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	55,934	16,309	(790)	71,453

Income taxes	-	21,112	2,078	(254)	22,936
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	34,822	14,231	(536)	48,517
Equity in earnings of subsidiaries	48,517	14,231	-	(62,748)	-
	_______	_______	_______	_______	_______
Net earnings	$ 48,517	$ 49,053	$ 14,231	$ (63,284)	$ 48,517
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended March 31, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 150,640	$ 45,296	$ -	$ 195,936
Sales and other	-	59,225	37,513	(12,702)	84,036
	______	_______	______	______	_______
Total revenue	-	209,865	82,809	(12,702)	279,972

Rental expenses	-	80,563	46,548	-	127,111
Cost of goods sold	-	15,955	7,824	(2,998)	20,781
	______	_______	______	______	_______
Gross profit	-	113,347	28,437	(9,704)	132,080

Selling, general and administrative
expenses	-	47,999	14,431	(2,274)	60,156
Research and development expenses	-	5,230	980	-	6,210
	______	_______	______	______	_______
Operating earnings	-	60,118	13,026	(7,430)	65,714

Interest income	-	455	495	(430)	520
Interest expense	-	(7,849)	(41)	430	(7,460)
Foreign currency loss	-	-	(2,018)	-	(2,018)
	______	_______	______	______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	52,724	11,462	(7,430)	56,756

Income taxes	-	20,414	1,730	(2,563)	19,581
	______	_______	______	______	_______
Earnings before equity in
earnings of subsidiaries	-	32,310	9,732	(4,867)	37,175
Equity in earnings of subsidiaries	37,175	9,732	-	(46,907)	-
	______	_______	______	______	_______
Net earnings	$ 37,175	$ 42,042	$ 9,732	$ (51,774)	$ 37,175
	______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 48,517	$ 49,053	$ 14,231	$ (63,284)	$ 48,517
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(59,936)	(23,536)	(9,469)	65,039	(27,902)
	_______	_______	_______	_______	_______
Net cash provided (used) by
operating activities	(11,419)	25,517	4,762	1,755	20,615
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(7,512)	(7,040)	-	(14,552)
Increase in inventory to be converted into
equipment for short-term rental	-	(2,500)	-	-	(2,500)
Dispositions of property, plant and
equipment	-	289	106	-	395
Increase in other non-current assets	-	(366)	(2,929)	2,859	(436)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(10,089)	(9,863)	2,859	(17,093)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds from long-term debt, capital lease
and other obligations	-	-	52	-	52
Excess tax benefit from share-based
payment arrangements	14,417	-	-	-	14,417
Proceeds from exercise of stock options	5,728	-	-	-	5,728
Purchase of immature shares for minimum
tax withholdings	(11,192)	-	-	-	(11,192)
Proceeds from purchase of stock in ESPP		-	-	-
and other	19	-	-	-	19
Proceeds (payments) on intercompany
investments and advances	(7,363)	5,755	3,680	(2,072)	-
Other	9,810	(8,090)	822	(2,542)	-
	_______	_______	_______	_______	_______
Net cash provided (used)
by financing activities	11,419	(2,335)	4,554	(4,614)	9,024
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	574	-	574
	_______	_______	_______	_______	_______
Net increase in cash and cash equivalents	-	13,093	27	-	13,120
Cash and cash equivalents,
beginning of period	-	72,475	50,908	-	123,383
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 85,568	$ 50,935	$ -	$ 136,503
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the three months ended March 31, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 37,175	$ 42,042	$ 9,732	$ (51,774)	$ 37,175
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(28,276)	(14,604)	(11,421)	56,624	2,323
	_______	_______	______	______	_______
Net cash provided (used) by
operating activities	8,899	27,438	(1,689)	4,850	39,498
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(8,861)	(5,407)	-	(14,268)
Increase in inventory to be converted into
equipment for short-term rental	-	(1,200)	-	-	(1,200)
Dispositions of property, plant and
equipment	-	120	345	-	465
Decrease (increase) in other non-current assets	-	(816)	2,863	(2,311)	(264)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(10,757)	(2,199)	(2,311)	(15,267)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(75,000)	(3)	-	(75,003)
Proceeds from exercise of stock options	1,798	-	-	-	1,798
Proceeds (payments) on intercompany
investments and advances	(6,386)	6,150	6,426	(6,190)	-
Other	(4,311)	(810)	1,470	3,651	-
	_______	_______	______	______	_______
Net cash provided (used)
by financing activities	(8,899)	(69,660)	7,893	(2,539)	(73,205)
	_______	_______	______	______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	(1,168)	-	(1,168)
	_______	_______	______	______	_______
Net increase (decrease) in cash and
cash equivalents	-	(52,979)	2,837	-	(50,142)
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	______	______	_______
Cash and cash equivalents, end of period	$ -	$ 31,924	$ 42,300	$ -	$ 74,224
	_______	_______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under Part II, Item 1A. “Risk Factors.”

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

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore, Japan and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International.  Operations in the United States accounted for approximately 73% of our total revenue for the three months ended March 31, 2006.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the three months ended March 31, 2006, we directly bill our customers, such as hospitals and extended care facilities.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. systems, which accounted for approximately 76% of total revenue for the three months ended March 31, 2006, up from 71% for the same period in 2005.  Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the holidays.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may recur in subsequent periods.

     We believe that the historical growth in our domestic V.A.C. revenue has been due in part to the availability of homecare reimbursement for our V.A.C. systems and disposables under the Medicare program, as administered by the Centers for Medicare and Medicaid Services (“CMS”).  Recently, a competitor’s product received similar homecare reimbursement under the Negative Pressure Wound Therapy (“NPWT”) codes.  We expect that other competitors’ products may be assigned to the same codes upon obtaining necessary approvals.  Also, effective January 1, 2006, CMS effectively reduced the reimbursement for V.A.C. disposable canisters through coding decisions.  More recently, on April 24, 2006, CMS posted proposed rules for the competitive bidding of Durable Medical Equipment in the homecare setting.  Although CMS has not yet decided on specific product categories that will be covered in 2007 competitive bidding, the category for NPWT is among those being considered for 2007 or in future rounds of the competitive bidding process.  As a result of CMS coding decisions and policies over time, we may experience increased competition from similarly-coded products in future periods and the market and reimbursement we receive from third-party payers may be negatively impacted.

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

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  In order to meet our goals of increasing physician awareness, we increased our total sales force by approximately 190 employees in 2005 and 62 employees in the first quarter of 2006.

     Our intellectual property is very important to maintaining our competitive position.  With respect to our V.A.C. business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in product portfolio and positioning are also important to our continued growth and market penetration.  We believe our advanced V.A.C. systems have increased customer acceptance and the perceived value of V.A.C. therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.  Our ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

     In addition to our intellectual property estate, we believe that we have competitive strengths in areas such as superior clinical efficacy, which is supported by an extensive collection of published clinical studies, broad reach and customer relationships, our extensive service center network and our expertise in homecare reimbursement.

Recent Developments

     Effective April 3, 2006, the Company finalized an agreement with Paul Hartmann AG for the withdrawal of the patent appeal pending before the European Patent Office (“EPO”) Board of Appeals involving a Wake Forest patent licensed to KCI.  The proceedings were effectively terminated on April 3, 2006.  In connection with the withdrawal of the appeal, KCI and Hartmann also signed a letter of intent pursuant to which they plan to enter into a strategic cooperation for the distribution and rental of our V.A.C. line of products in Eastern Europe and for the co-promotion of V.A.C. products in the Swiss and German homecare markets.  Under the terms of the letter of intent, the parties have agreed to enter into various agreements embodying the cooperation.  In the event that the parties cannot reach one or more definitive agreements on the strategic relationships, KCI has agreed to pay Hartmann specified sums of up to $2.25 million.

     On April 4, 2006, we reduced our senior credit facility by $25.0 million and wrote off approximately $370,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior credit facility was $184.9 million and total debt outstanding was $269.5 million.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the first quarter of 2006 to the first quarter of 2005:

	Three months ended March 31,
			%
	2006	2005	Change (1)
Revenue:
Rental	71%	70%	15.8%
Sales	29	30	9.8
	___	___
Total revenue	100%	100%	14.0%

Rental expenses	44	46	10.5
Cost of goods sold	7	7	4.6
	___	___
Gross profit	49	47	18.9

Selling, general and administrative expenses	24	21	24.2
Research and development expenses	2	2	19.3
	___	___
Operating earnings	23	24	14.0

Interest income	-	-	88.8
Interest expense	(1)	(3)	36.4
Foreign currency gain (loss)	-	(1)	-
	___	___
Earnings before income taxes	22	20	25.9

Income taxes	7	7	17.1
	___	___
Net earnings	15%	13%	30.5%
	___	___

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended March 31,
			%
	2006	2005	Change (1)
Total Revenue:
V.A.C.
Rental	$ 165,432	$ 132,776	24.6%
Sales	77,522	64,726	19.8
	_______	_______
Total V.A.C.	242,954	197,502	23.0

Therapeutic surfaces/other
Rental	61,545	63,160	(2.6)
Sales	14,746	19,310	(23.6)
	_______	_______
Total therapeutic surfaces/other	76,291	82,470	(7.5)

Total rental revenue	226,977	195,936	15.8
Total sales revenue	92,268	84,036	9.8
	_______	_______
Total Revenue	$ 319,245	$ 279,972	14.0%
	_______	_______
USA Revenue:
V.A.C.
Rental	$ 138,742	$ 112,149	23.7%
Sales	47,345	39,414	20.1
	_______	_______
Total V.A.C.	186,087	151,563	22.8

Therapeutic surfaces/other
Rental	39,593	38,957	1.6
Sales	6,970	7,005	(0.5)
	_______	_______
Total therapeutic surfaces/other	46,563	45,962	1.3

Total USA rental	178,335	151,106	18.0
Total USA sales	54,315	46,419	17.0
	_______	_______
Total - USA Revenue	$ 232,650	$ 197,525	17.8%
	_______	_______
International Revenue:
V.A.C.
Rental	$ 26,690	$ 20,627	29.4%
Sales	30,177	25,312	19.2
	_______	_______
Total V.A.C.	56,867	45,939	23.8

Therapeutic surfaces/other
Rental	21,952	24,203	(9.3)
Sales	7,776	12,305	(36.8)
	_______	_______
Total therapeutic surfaces/other	29,728	36,508	(18.6)

Total International rental	48,642	44,830	8.5
Total International sales	37,953	37,617	0.9
	_______	_______
Total - International Revenue	$ 86,595	$ 82,447	5.0%
	_______	_______

(1) Percentage change represents the change in dollars between periods.

     For additional discussion on segment and geographical information, see Note 8 to our condensed consolidated financial statements.

      Total Revenue.  Total revenue for the first quarter of 2006 was $319.2 million, an increase of $39.3 million, or 14.0%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables, partially offset by lower surfaces sales.  The growth in V.A.C. revenue was attributable to volume increases driven by our continued focus on marketing and selling efforts, partially offset by lower homecare pricing.  Foreign currency exchange movements negatively impacted total revenue by 1.3% in the first quarter of 2006, compared to the prior-year period.

     Domestic Revenue.  Total domestic revenue was $232.7 million for the first quarter of 2006, representing an increase of 17.8% as compared to the prior-year period.  Total domestic V.A.C. revenue was $186.1 million for the first quarter of 2006, representing an increase of 22.8% compared to the prior-year period.  For the first quarter of 2006, domestic V.A.C. rental revenue of $138.7 million increased $26.6 million, or 23.7%, due to a 23.7% increase in average units on rent compared to the prior-year period.  Domestic V.A.C. sales revenue of approximately $47.3 million in the first quarter of 2006 increased 20.1% from the prior-year period.  This was due primarily to higher sales volumes for V.A.C. disposables associated with the 23.7% increase in V.A.C. system unit rentals, partially offset by lower homecare pricing.

      Domestic therapeutic surfaces/other revenue was approximately $46.6 million for the first quarter of 2006, an increase of 1.3% as compared to the prior-year period.  For the first quarter of 2006, domestic therapeutic surfaces rental revenue of $39.6 million increased approximately $640,000, or 1.6%, due to a 1.3% increase in average units on rent, compared to the prior-year period.  The average daily rental price was stable compared to the prior-year period.

     International Revenue.  Total international revenue of $86.6 million increased 5.0% compared to the prior-year period due to a $10.9 million, or 23.8%, increase in V.A.C. revenue, partially offset by an unfavorable foreign currency exchange rate variance and a $6.8 million decline in surfaces revenue.  The decline in international surfaces revenue resulted from a large sale in the prior-year period to the Canadian Government of $5.1 million, adversely impacting international revenue growth by 7.0%.  Foreign currency exchange movements negatively impacted international revenue by 4.3%, compared to the first quarter of 2005.

      Total international V.A.C. revenue was $56.9 million in the first quarter of 2006 representing an increase of 23.8% from the prior-year period.  Foreign currency exchange rate movements resulted in a 3.9% decrease in international V.A.C. revenue from the prior-year period.  International V.A.C. rental revenue of $26.7 million for the first quarter of 2006 increased $6.1 million, or 29.4%, due to a 39.6% increase in average units on rent.  The average rental price for the first quarter of 2006 decreased 1.6% as compared to the prior-year period due to increased average units on rent in countries with lower reimbursement levels.  International V.A.C. sales revenue of $30.2 million in the first quarter of 2006 increased 19.2% from the prior-year period due primarily to overall increased sales of V.A.C. disposables associated with the increase in rental units.  The $2.6 million V.A.C. sale to the Canadian Government in the first quarter of 2005 negatively impacted international V.A.C. sales revenue growth by 13.7% for the first quarter of 2006, compared to the prior-year period.

      International therapeutic surfaces/other revenue was $29.7 million for the first quarter of 2006, representing a decrease of 18.6% from the prior-year period.  During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces to the Canadian Government.  Additionally, foreign currency exchange rate movements unfavorably impacted international therapeutic surfaces/other revenue by 4.9% for the first quarter of 2006, compared to the prior-year period.  The remaining variance from the prior-year period was primarily due to a 10.0% decrease in the average rental price, partially offset by a 5.6% increase in the average number of therapeutic surface rental units on rent.  The decline in average rental price resulted primarily from pricing pressure due to increased competition on our lower therapy products and changes in product mix.

     Rental Expenses.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total revenue, were lower in the first quarter of 2006 at 44.0% as compared to 45.4% in the prior-year period.  This decrease was due primarily to productivity improvements in our selling and service operations and lower marketing spending as a percentage of revenue.  Our sales and service headcount increased from approximately 3,100 at December 31, 2005 to approximately 3,200 at March 31, 2006.

     Cost of Goods Sold.  Cost of goods sold was $21.7 million in the first quarter of 2006, representing an increase of 4.6% over the prior-year period.  Sales margins in the first quarter of 2006 increased to 76.4% compared to 75.3% in the prior-year period.  The increased margins were due to continued cost reductions resulting from our global supply contract for V.A.C. disposables.

     Gross Profit.  Gross profit was $157.1 million in the first quarter of 2006, representing an increase of 18.9% over the prior-year period.  Gross profit margin in the first quarter of 2006 was 49.2%, up from 47.2% in the prior-year period.  Increased revenues, productivity improvements in our selling and service operations and continued cost reductions from our global supply contract for V.A.C. disposables contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 23.4% of total revenue in the first quarter of 2006 compared to 21.5% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, product licensing expense, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  In the first quarter of 2006, we recorded expenses of approximately $2.1 million, before income taxes, related to share-based compensation resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment,” compared to approximately $74,000 in share-based compensation expense recorded in the first quarter of 2005.

     Research and Development Expenses.  Research and development expenses in the first quarter of 2006 were $7.4 million and represented 2.3% of total revenue as compared to 2.2% in the prior-year period.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and upgrading and expanding our surface technology.

          Operating Earnings.  Operating earnings for the first quarter of 2006 were $74.9 million compared to $65.7 million in the prior-year period due primarily to increased revenue.  Operating margins for each of the three-month periods ended March 31, 2006 and 2005 were 23.5%.  The adoption of SFAS 123R negatively impacted our operating margin by 0.7% in the first quarter of 2006, compared to the prior-year period.

     Interest Expense.  Interest expense in the first quarter of 2006 was $4.7 million compared to $7.5 million in the prior-year period.  The decrease in interest expense was due to lower outstanding debt compared to the prior-year period and write-offs of debt issuance costs totaling $1.4 million in the first quarter of 2005, associated with optional debt payments on our senior credit facility totaling $75.0 million.  We plan to continue reducing leverage while maintaining a strong liquidity position.

     Net Earnings.  Net earnings for the first quarter of 2006 were $48.5 million, compared to $37.2 million in the prior-year period.  The effective income tax rate for the first quarter of 2006 was 32.1% compared to 34.5% for the prior-year period.  The income tax rate reduction was partially attributable to a higher portion of taxable income being generated in lower tax jurisdictions.  The favorable resolution of a tax contingency resulted in an additional decrease in the effective income tax rate of 1.5%, which is applicable to only the first quarter of 2006.

     Net Earnings per Share.   Net earnings per diluted share was $0.66 in the first quarter of 2006 compared to net earnings per diluted share of $0.51 in the prior-year period.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first three months of 2006 and 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended March 31,
	2006	2005

Net cash provided by operating activities	$ 20,615	$ 39,498
Net cash used by investing activities	(17,093)	(15,267)
Net cash provided (used) by financing activities	9,024	(73,205)	(1)
Effect of exchange rates changes on cash and cash equivalents	574	(1,168)
	______	______
Net increase (decrease) in cash and cash equivalents	$ 13,120	$ (50,142)
	______	______

(1) This amount for 2005 includes debt prepayments totaling $75.0 million on our senior credit facility.

     At March 31, 2006, cash and cash equivalents of $136.5 million were available for general corporate purposes.  At March 31, 2006, availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

     At March 31, 2006, we had current assets of $502.3 million, including $30.8 million in inventory, and current liabilities of $200.6 million resulting in a working capital surplus of approximately $301.7 million compared to a surplus of $242.1 million at December 31, 2005.  The increase in our working capital surplus of $59.6 million was primarily due to a $13.1 million increase in cash and a $42.8 million reduction in total accounts payable and accrued expenses.

     If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers.  We have adopted a number of policies and procedures designed to reduce these extended payment cycles.  As of March 31, 2006, we had $287.6 million of receivables outstanding, net of reserves of $67.7 million for doubtful accounts.  Our net receivables were outstanding for an average of 81 days at March 31, 2006 as compared to 80 days at December 31, 2005.

Capital Expenditures

     During the first three months of 2006 and 2005, we made capital expenditures of $14.6 million and $14.3 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of March 31, 2006, we had approximately $209.9 million and $84.4 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  Scheduled principal payments under our senior credit facility for the years 2006, 2007 and 2008 are $1.6 million, $2.2 million and $2.2 million, respectively.  Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.   To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

      On April 4, 2006, we reduced our senior credit facility by $25.0 million and wrote off approximately $370,000 of capitalized debt issuance costs.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100 million six-year revolving credit facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder, as of March 31, 2006 (dollars in thousands):

Amount Available
	Maturity	Effective	Amounts	For Additional
Senior Credit Facility	Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,072 (1)
Term loan facility	August 2010	5.16% (2)	209,906	-
			_______	______
Total			$ 209,906	$ 88,072
			_______	_______

(1) At March 31, 2006, amounts available under the revolving portion of our credit facility reflected a reduction of $11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2006 was 6.73%.

Senior Subordinated Notes

     On August 11, 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes.  As of March 31, 2006, $84.4 million principal amount of the notes remained outstanding.  We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of March 31, 2006 and December 31, 2005, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of $1.3 million and $1.8 million, respectively.  If these interest rate protection agreements were not in place, interest expense would have been approximately $654,000 and $26,000 higher for the three months ended March 31, 2006 and 2005, respectively.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of March 31, 2006, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2006	$ 1,769
2007	2,158
2008	2,158
2009	2,158
2010	201,813
Thereafter	84,439

Critical Accounting Estimates

Revenue Recognition and Accounts Receivable Realization

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104,“Revenue Recognition,” when each of the following four criteria are met:

     1)     A contract or sales arrangement exists.
     2)     Products have been shipped and title has transferred or services have been rendered.
     3)     The price of the products or services is fixed or determinable.
     4)     Collectibility is reasonably assured.

     We recognize rental revenue based on the number of days a product is used by the patient/facility and the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred. In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers (both governmental and non-governmental) and patient pay accounts.  Included within the domestic third-party payers accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the third‑party payer.  International trade accounts receivable consist of amounts due primarily from acute care organizations.

     The domestic third‑party payer reimbursement process requires extensive documentation, which has had the short-term effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

     We utilize a combination of factors in evaluating the collectibility of accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, the portion of revenue not expected to be collected and, based on historical experience, the length of time that the receivables are past due.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.  If we were to experience a 1% change in the historical collection rate of our total trade accounts receivable, total revenue for the first quarter of 2006 would have been impacted by approximately $8.0 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

New Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151 (“SFAS 151”), “Inventory Costs.”  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on its results of operations or its financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”),“Share-Based Payment.”  SFAS 123R eliminated the alternative to account for share-based compensation using Accounting Principles Board Opinion No. 25, (“APB 25”),“Accounting for Stock Issued to Employees,” and required such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R applies to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.  Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows as required under SFAS No. 95, “Statement of Cash Flows.”  In accordance with SFAS 123R, the Company has now presented the cash flows for tax benefits resulting from the exercise of share-based payment arrangements in excess of the tax benefits recorded on compensation cost recognized for those options (excess tax benefits) as financing activity cash flows.

     The Company has elected to use the Black-Scholes model to estimate the fair value of option grants under SFAS 123R.  The Company believes that the use of the Black-Scholes model meets the fair value measurement objective of SFAS 123R and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by the Company under SFAS 123R.

     With the adoption of SFAS 123R, the Company estimates forfeitures when recognizing compensation costs.  The Company will adjust its estimate of forfeitures as actual forfeitures differ from its estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, the Company recorded forfeitures of stock-based compensation awards as they occurred.  As a result of this change, the Company recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in the Company's condensed consolidated statement of earnings for the three months ended March 31, 2006.

     As of March 31, 2006, there was $20.5 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years.

     As of March 31, 2006, there was $6.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  The Company adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have a material impact on its results of operations or its financial position.

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

     As of March 31, 2006, we have three interest rate swap agreements pursuant to which we have fixed the rates on $150.0 million, or 71.5%, of our variable rate debt as follows:

     -  2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;
     -  2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and
     -  2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

     The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of March 31, 2006.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date As of March 31, 2006
	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ 150	$ —	$ —	$ —	$ 84,439	$ 84,589	$ 86,700
Average interest rate	7.000%	—	—	—	7.375%	7.374%
Variable rate	$ 1,619	$ 2,158	$ 2,158	$ 2,158	$ 201,813	$209,906	$ 209,906
Average interest rate (1)	6.730%	6.730%	6.730%	6.730%	6.730%	6.730%

Interest rate swaps (2)
Variable to fixed-notional amount	$ 150,000	$ —	$ —	$ —	$ —	$150,000	$ 1,343
Average pay rate	2.774%	—	—	—	—	2.774%
Average receive rate	4.967%	—	—	—	—	4.967%

          (1)     The average interest rates for future periods are based on the current period nominal interest rates.
          (2)     Interest rate swaps are included in the variable rate debt under long-term debt.  The fair value of our interest rate swap agreements were positive in the aggregate and were recorded as an asset at March 31, 2006.

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

     At March 31, 2006, we had outstanding forward currency exchange contracts to sell approximately $9.7 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $12.5 million for the three months ended March 31, 2006.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2006 would change our net income for the three months ended March 31, 2006 by approximately $1.2 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

     Changes in Internal Controls.  There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On August 28, 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. (“PCS”) in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  We subsequently entered into a settlement with one of the defendants, PCS, pursuant to which the Court entered a final judgment and permanent injunction prohibiting PCS from further acts of infringement, unfair competition or false advertising through the sale or marketing of BlueSky products.  We are seeking damages and injunctive relief in the case against the remaining defendants.  A trial date has been set for May 30, 2006.

     On June 28, 2005 the Court construed certain terms of U.S. Patent No. 5,636,643 (the “643 patent”) and ruled that other terms were sufficiently definite without further construction.  On January 26, 2006, the Court also ruled on construction of claims in U.S. Patent number 5,645,081 (the “081 patent”) and additional claims in the 643 patent.  The ruling, among other things, further defined components of certain claims related to our V.A.C. dressing.  In addition, on March 1, 2006, the Court denied BlueSky’s motions for summary judgment to dismiss our claims of patent infringement and granted our motion to exclude BlueSky’s damages claims against us.  The Court also dismissed all of BlueSky’s counterclaims against KCI and Wake Forest with prejudice.  The Court’s ruling did not affect Medela’s defenses and counterclaims.  The Court may reconsider any of its rulings at any time before trial.  In April 2006, the parties negotiated the simplification of the case by removing some of KCI’s lesser claims in exchange for the elimination of all of the Defendants’ remaining counterclaims.  The defenses of invalidity and non-infringement have not been affected by the recent simplification of the case.  While it is difficult to predict what effect recent Court rulings and pre-trial simplification of the case may have on the outcome of the central claims of infringement and invalidity, we presently do not believe that they have fundamentally impacted the nature of the litigation or our probability of success at trial.

     Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, the jury may not decide the case in our favor and we may be unable to obtain an injunction against BlueSky or otherwise prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market for our V.A.C. system could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $186.1 million and $706.0 million in revenue, or approximately 58% of total revenue, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, from our domestic V.A.C. products relating to the patents at issue.

     In 1998, Mondomed N.V. and Paul Hartmann AG filed an opposition in the European Patent Office (“EPO”) to a Wake Forest European V.A.C. patent licensed to KCI.  Mondomed entered into a settlement with us and withdrew from the opposition in 2004.  Effective April 3, 2006, the Company finalized an agreement with Hartmann for the withdrawal of the patent appeal pending before the EPO Board of Appeals.  As a result of the withdrawals, the patent opposition proceedings have been terminated and the EPO’s 2004 decision upholding and construing the patent will remain in place.  The EPO’s 2004 decision established a range of pressures covered by the patent claims from 7.6 – 752 millimeters of mercury (“mmHg”) of negative pressure and provided that the "screen means" term describing the dressing is an open-cell polymer foam.  Our V.A.C. systems typically operate between 50 and 200 mmHg of negative pressure, with a default setting of 125 mmHg.

     In connection with the withdrawal of the appeal, KCI and Hartmann also signed a letter of intent pursuant to which they plan to enter into a strategic cooperation for the distribution and rental of our V.A.C. line of products in Eastern Europe and for the co-promotion of V.A.C. products in the Swiss and German homecare markets.  Under the terms of the letter of intent, the parties have agreed to enter into various agreements embodying the cooperation.  In the event that the parties cannot reach one or more definitive agreements on the strategic relationships, KCI has agreed to pay Hartmann specified sums of up to $2.25 million.

     We are a party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems.  In this regard, BlueSky Medical Group, Inc. is marketing a pump and dressing kits to compete directly with V.A.C. systems.  In 2004, BlueSky received U.S. Food and Drug Administration (“FDA”) clearance of its pump and one of its dressings, which in 2005 were also assigned by the Centers for Medicare and Medicaid Services (“CMS”) to the reimbursement codes for Negative Pressure Wound Therapy, the same codes assigned to our V.A.C. systems and disposables.  In the future, it is possible that manufacturers or dealers of other V.A.C.-like products will obtain similar FDA approvals and CMS coding, which would increase the number of competitors in advanced wound care.

     We believe the BlueSky device violates our intellectual property rights and have taken legal action against BlueSky, its supplier and several of its distributors to protect our rights.  While we have successfully challenged the marketing of imitative V.A.C. systems by several European companies, we may not be successful in our challenge of BlueSky and may not prevail in the pending litigation.  If competitors are able to legally develop and market products similar to the V.A.C., our share of the wound care market could substantially erode and our reimbursement for V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $186.1 million and $706.0 million in revenue, or approximately 58% of total revenue, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, from our domestic V.A.C. products relating to the patents at issue.

     In the U.S., our therapeutic surfaces business primarily competes with the Hill-Rom Company and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited. We face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, our competitors may effectively limit our market access through the execution of sole-source contracts with group purchasing organizations, large health care providers or third-party payers or may gain access to our current sole-source contracts with these group purchasing organizations through dual or multi-competitive arrangements, which also would adversely affect our operating results.

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

     In 2003, we filed a lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG and Patient Care Systems, Inc.  In the case, we allege infringement of multiple claims under three V.A.C. patents arising from the manufacturing and marketing of a medical device by BlueSky.  We are seeking damages and injunctive relief in the case.  Although it is not possible to reliably predict the outcome of the BlueSky litigation, we believe our claims are meritorious.  However, the jury may not decide the case in our favor and we may be unable to obtain an injunction against BlueSky or otherwise prevail in this litigation.  If we do not obtain an injunction or otherwise prevail, our share of the advanced wound-care market for our V.A.C. system could be significantly reduced due to increased competition, and reimbursement for V.A.C. systems could decline significantly, either of which would materially and adversely affect our operating results.  We derived $186.1 million and $706.0 million in revenue, or approximately 58% of our total revenue, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, from our domestic V.A.C. products relating to the patents at issue.

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

     The demand for our products is highly dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment policies of these third-party payers are revised in light of increased controls on health care spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease.

     From time to time, the Centers for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may favorably or unfavorably affect the reimbursement and market for our products.  In the past, our V.A.C. systems and disposables were the only devices assigned to the CMS reimbursement codes for Negative Pressure Wound Therapy (“NPWT”).  In 2005, CMS assigned a pump and dressing kits marketed by BlueSky to the same NPWT codes under the Healthcare Common Procedure Coding System.  In the future, we expect that manufacturers or dealers of products designed to mimic the V.A.C. may obtain NPWT coding upon obtaining necessary approvals, which would increase competition.  Also, the unique existing code for reimbursement of V.A.C. disposable canisters was eliminated effective December 31, 2005, and consequently, we are required to bill Medicare Part B for V.A.C. canisters under a more generic existing code at a lower reimbursement rate beginning January 1, 2006.  As a result of this reduced reimbursement for V.A.C. canisters, we experienced a reduction in revenue of approximately $2.9 million during the first quarter of 2006.  As a result of these recent CMS decisions we are experiencing increased competition from BlueSky products and inquiries from other third-party payers regarding reimbursement levels.  Either increased competition or reduced reimbursement could materially and adversely affect our business and operating results.

     The assignment of CMS reimbursement codes to competing products increases the likelihood of our V.A.C. products being subjected to the Medicare competitive bidding process in 2007, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting.  Any declines in Medicare reimbursement could materially and adversely affect our business.  In addition, it is possible that KCI would not be contracted as a supplier of NPWT under a Medicare competitive acquisition program.  On April 24, 2006, CMS posted proposed rules on competitive bidding of Durable Medical Equipment in the homecare setting.  Although CMS has not yet decided on specific product categories that will be covered in 2007 competitive bidding, the category for NPWT is among those being considered under the proposed rule and may be included in the final rules, which should be adopted later this year, or in future rounds of the competitive bidding process.  In addition, the proposed rules would require suppliers to meet certain new quality standards to participate in the competitive acquisition program and to continue to provide Medicare-covered Durable Medical Equipment going forward.  Although KCI has met certain accreditation standards, including accreditation from the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), there can be no assurance that KCI will meet the new quality standards, when finalized.

     The reimbursement of our products is also subject to review by government contractors that administer payments under federal health care programs, including Medicare Durable Medical Equipment Regional Carriers (“DMERCs”).  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of durable medical equipment in the home.  Adverse determinations and changes in policies can lead to denials of our charges for our products and/or requests to recoup alleged overpayments made to us for our products.  Such adverse determinations and changes can often be challenged only through an administrative appeals process.  In this regard, we currently have approximately $13.1 million in outstanding receivables from CMS, including both unbilled items and claims where coverage or payment was initially denied, which relate to Medicare V.A.C. placements that have extended beyond four months in the home.  We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative processes necessary to obtain payment.  We may not be successful in collecting these amounts.  Further changes in policy or adverse determinations, including any that may arise due to the forthcoming changes in Medicare contractors where the current DMERCs are being replaced by new Medicare Administrative Contractors later this year, may result in increases in denied claims and outstanding receivables.  In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

     On April 12, 2006, the CMS issued a notice of proposed rulemaking, which includes the first significant changes to the Inpatient Prospective Payment System (“IPPS”) since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal, CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. The resulting changes, if enacted, could place further downward pressure on pricing for the products that we provide to acute care hospitals for inpatient services.

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

     The Office of the Inspector General (“OIG”) has initiated a study on NPWT for 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of the Department of Health and Human Services.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG has requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into determinations of the inherent reasonableness of our V.A.C. pricing, to what extent our V.A.C. therapy will be subject to the competitive bidding process and to other Medicare and third-party payer determinations on coverage or reimbursement.

If we are unable to develop new generations of V.A.C. and therapeutic surface products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. and therapeutic surfaces products is required for us to grow and compete effectively.  Our new and enhanced products may extend the uses and benefits for which our current products are intended or approved.  Over time, our existing foreign and domestic patent protection in both the V.A.C. and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines. If we are unable to continue developing proprietary product enhancements to V.A.C. systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business. In addition, if we fail to develop new lines of products, we will not be able to penetrate new markets. Innovation in enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

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

     We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, domestic V.A.C. unit growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns. The adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for the V.A.C. systems matures and V.A.C. growth rates decrease.

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

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. across targeted wound types.  A successful clinical trial program is necessary to maintain and increase sales of V.A.C. products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in Europe, Canada and Japan.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. therapy, physicians may elect not to use V.A.C. therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial, V.A.C. therapy may not achieve “standard-of-care” designations for the wound types in question, which could deter the adoption of V.A.C. in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. therapy, limit the manner in which they cover V.A.C. therapy, or reduce the price they are willing to pay or reimburse for V.A.C. therapy.

We may be subject to claims audits that could harm our business and financial results.

     As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  The billing, documentation and other practices of health care suppliers are subject to scrutiny, including claims audits.  To ensure compliance with Medicare regulations, contractors, such as the DMERCs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Because we are a Durable Medical Equipment (“DME”) supplier, those audits involving home use include review of patient claims records.  Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us.  In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation.

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

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 76% of our total revenue for the first quarter of 2006, of which sales of V.A.C. disposables represented approximately 22%.  Accordingly, a shortage of V.A.C. disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

     Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  In 2005, Foamex filed for Chapter 11 bankruptcy reorganization.  While in bankruptcy, Foamex could breach or terminate its purchase orders with Avail, reject, delay or refuse to fulfill Avail orders, cease production of the foam necessary for our V.A.C. products, or sell production to a third-party.  Any of these outcomes could jeopardize Avail’s supply of foam and hence our supply of V.A.C. disposables.  Similarly, we contract exclusively with Noble Fiber Technologies, LLC. for the supply of specialized silver-coated foam for use in our line of silver dressings.  In the event that Noble experiences manufacturing interruptions, our supply of silver V.A.C. dressings could be jeopardized.  We are in the process of identifying other suppliers that could provide inventory to meet our needs in the event that Avail, Foamex or Noble are unable to fulfill our requirements for V.A.C. disposables.  If we are required but unable to timely procure an alternate source for this foam at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a material adverse effect on our entire V.A.C. business.

We could be subject to governmental investigations under the federal False Claims Act, the Anti-Kickback Statute or the Stark Law.

     There are numerous rules and requirements governing the submission of claims for payment to federal health care programs. If we fail to adhere to these requirements in any material respects, the government could allege that claims we have submitted for payment violate the federal False Claims Act (“FCA”), which generally prohibits the making of false statements to the government to receive payment. Violation of the criminal FCA can result in imprisonment of five years and a fine of up to $250,000 for an individual or $500,000 for an organization and up to three times the amount of the improper payment. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and may have a material adverse effect on our financial condition.

     In the past year, the federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks to physicians who use and prescribe their products. The federal Anti-Kickback Statute is a criminal statute that prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state health care program; or (2) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute. The criminal sanctions for a conviction under the Anti-Kickback Law are imprisonment for not more than five years, a fine of not more than $25,000 or both, for each incident or offense, although under 18 U.S.C.  Section 3521, this fine may be increased to $250,000 for individuals and $500,000 for organizations. If a party is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the secretary of the United States Department of Health and Human Services is required to bar the party from participation in federal health care programs and to notify the appropriate state agencies to bar the individual from participation in state health care programs. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.

     Federal authorities have also increased enforcement with regard to the federal physician self-referral and payment prohibitions (commonly referred to as the "Stark Law").  The Stark Law generally forbids, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any “entity” with which the physician (or an immediate family member) has a "financial relationship."  DME items are designated health services.  Our arrangements with physicians who prescribe our products, including arrangements whereby physicians serve as speakers and consultants for KCI, could implicate the Stark Law. In the case of a prohibited financial relationship between a physician and KCI, the physician may not order Medicare or Medicaid covered DME from us, and we may not present a claim for Medicare or Medicaid payment for such items. Penalties for Stark Law violations include denial of payments for items provided pursuant to a prohibited order, civil monetary penalties of up to $15,000 for each illegal referral and up to $100,000 for any scheme designed to circumvent the Stark Law requirements. Prosecution under the Stark Law could have a material adverse impact on our financial condition and results of operations.

     In some cases, Anti-Kickback Statute or Stark Law violations may also be prosecuted under the FCA, which increases potential liability.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent publicity has highlighted the need to control health care spending at the federal (Medicare) and state (Medicaid) levels. We believe this pressure will intensify over time. For example, the enactment of the Medicare Modernization Act eliminated annual payment increases on the V.A.C. system for the foreseeable future and initiated a competitive bidding program. These legislative efforts could negatively impact demand for our products.

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

     We are also subject to various federal and state laws pertaining to health care fraud and abuse, including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched an enforcement initiative, which specifically targets the long-term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs.

     In addition, we are subject to various environmental laws and regulations both within and outside the United States affecting the use of substances in our manufacturing and sterilization processes.  Compliance with such laws can entail substantial cost and any failure to comply could result in substantial fines, penalties and delays in marketing the affected products.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Executive Deferred Compensation Plan.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                KINETIC CONCEPTS, INC.
                                                                                                (REGISTRANT)

Date:      May 9, 2006                                                         By:      /s/  DENNERT O. WARE
                                                                                                Dennert O. Ware
                                                                                                President and Chief Executive Officer
                                                                                                (Duly Authorized Officer)

Date:      May 9, 2006                                                         By:      /s/  MARTIN J. LANDON
                                                                                                Martin J. Landon
                                                                                                Vice President and Chief Financial Officer
                                                                                                (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Executive Deferred Compensation Plan.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 9, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.