Form 10-Q
period 2006-06-30
KINETIC CONCEPTS INC /TX/
filed 2006-08-09
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common Stock: 71,833,118 shares as of August 4, 2006

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis®, AtmosAir®, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BariMaxx®, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir Elite®, FluidAir® II, KCI®, GranuFoam® Silver™, KinAir® III, KinAir® IV, KinAir MedSurg®, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, T.R.A.C.®, The Clinical Advantage®, TheraKair®, TheraKair Visio®, TheraPulse®, TheraPulse® II, TheraPulse® ATP™, TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, Vacuum Assisted Closure® and V.A.C. Instill®.  All other trademarks appearing in this report are the property of their holders.

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

     -      the effects on our business of the recent jury verdict in our patent litigation and post-trial motion and appeals;

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

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  These risks include the fluctuations in our operating results and the possible inability to meet our published financial guidance; growing competition that we face; our dependence on our intellectual property; adverse results from pending litigation; our dependence on new technology; the clinical efficacy of V.A.C. therapy relative to alternative devices or therapies and the results from related clinical trials; and third-party and governmental reimbursement policies and collections for our products and those of our competitors.  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance.  The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI.  These forward‑looking statements are made as of the date of this report.  KCI disclaims any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 157,003	$ 123,383
Accounts receivable, net	298,511	281,890
Inventories, net	39,256	28,429
Deferred income taxes	28,395	26,447
Prepaid expenses and other current assets	23,648	16,908
	_______	_______
Total current assets	546,813	477,057

Net property, plant and equipment	198,063	192,243
Debt issuance costs, less accumulated amortization of
$14,065 at 2006 and $12,709 at 2005	6,189	7,545
Deferred income taxes	8,382	6,895
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization
of $9,515 at 2006 and $9,310 at 2005	30,804	29,002
	_______	_______
	$ 839,620	$ 762,111
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 41,982	$ 43,853
Accrued expenses and other	155,024	170,695
Current installments of long-term debt	1,649	1,769
Income taxes payable	35,793	18,619
	_______	_______
Total current liabilities	234,448	234,936

Long-term debt, net of current installments	242,696	292,726
Deferred income taxes	26,759	30,622
Other non-current liabilities	10,441	12,361
	_______	_______
	514,344	570,645
Shareholders' equity:
Common stock; authorized 225,000 at 2006 and
2005; issued and outstanding 71,818 at 2006
and 70,307 at 2005	72	70
Preferred stock; authorized 50,000 at 2006 and 2005;
issued and outstanding 0 at 2006 and 2005	-	-
Additional paid-in capital	575,965	557,468
Deferred compensation	-	(6,880)
Retained deficit	(270,768)	(365,916)
Accumulated other comprehensive income	20,007	6,724
	_______	_______
Shareholders' equity	325,276	191,466
	_______	_______
	$ 839,620	$ 762,111
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Rental	$ 236,789	$ 211,049	$ 463,766	$ 406,985
Sales	93,254	83,162	185,522	167,198
	_______	_______	_______	_______
Total revenue	330,043	294,211	649,288	574,183

Rental expenses	149,101	131,141	289,518	258,252
Cost of sales	28,336	27,409	56,968	53,723
	_______	_______	_______	_______
Gross profit	152,606	135,661	302,802	262,208

Selling, general and administrative expenses	72,785	61,997	140,625	116,620
Research and development expenses	8,471	6,763	15,882	12,973
	_______	_______	_______	_______
Operating earnings	71,350	66,901	146,295	132,615

Interest income	1,145	498	2,127	1,018
Interest expense	(5,233)	(5,449)	(9,974)	(12,909)
Foreign currency loss	(645)	(1,240)	(378)	(3,258)
	_______	_______	_______	_______
Earnings before income taxes	66,617	60,710	138,070	117,466

Income taxes	19,986	20,945	42,922	40,526
	_______	_______	_______	_______
Net earnings	$ 46,631	$ 39,765	$ 95,148	$ 76,940
	_______	_______	_______	_______
Net earnings per share:
Basic	$ 0.65	$ 0.57	$ 1.34	$ 1.11
	_______	_______	_______	_______
Diluted	$ 0.63	$ 0.54	$ 1.30	$ 1.05
	_______	_______	_______	_______
Weighted average shares outstanding:
Basic	71,385	69,271	71,028	69,048
	_______	_______	_______	_______
Diluted	73,586	73,026	73,431	72,958
	_______	_______	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$ 95,148	$ 76,940
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	38,017	33,782
Provision for bad debt	5,865	8,537
Amortization of deferred gain on sale of headquarters facility	(535)	(535)
Write-off of deferred debt issuance costs	734	1,421
Share-based compensation expense	7,403	611
Tax benefit related to exercise of stock options	-	16,956
Excess tax benefit from share-based payment arrangements	(18,744)	(16,956)
Change in assets and liabilities:
Increase in accounts receivable, net	(19,812)	(11,949)
Decrease (increase) in inventories, net	(10,382)	1,398
Increase in current deferred income taxes	(1,948)	(317)
Increase in prepaid expenses and other current assets	(7,992)	(4,670)
Decrease in accounts payable	(1,587)	(4,081)
Decrease in accrued expenses and other	(15,337)	(4,401)
Increase in income taxes payable	36,958	37,390
Decrease in non-current deferred income taxes, net	(4,912)	(4,106)
	_______	_______
Net cash provided by operating activities	102,876	130,020
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(33,709)	(29,961)
Increase in inventory to be converted into equipment
for short-term rental	(4,200)	(2,200)
Dispositions of property, plant and equipment	918	759
Increase in other non-current assets	(2,032)	(447)
	_______	_______
Net cash used by investing activities	(39,023)	(31,849)
	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(50,933)	(75,814)
Excess tax benefit from share-based payment arrangements	18,744	-
Proceeds from exercise of stock options	7,442	5,209
Purchase of immature shares for minimum tax withholdings	(11,307)	-
Proceeds from purchase of stock in ESPP and other	2,231	2,131
	_______	_______
Net cash used by financing activities	(33,823)	(68,474)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	3,590	(3,891)
	_______	_______
Net increase in cash and cash equivalents	33,620	25,806

Cash and cash equivalents, beginning of period	123,383	124,366
	_______	_______
Cash and cash equivalents, end of period	$ 157,003	$ 150,172
	_______	_______
Cash paid during the six months for:
Interest, net of cash received from interest rate swap agreements	$ 8,452	$ 10,580
Income taxes, net of refunds	$ 13,496	$ 4,910

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI").  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, the presentation of the prior periods' condensed consolidated statements of earnings has been revised to conform to current industry standard as follows:

      KCI has historically presented licensing fees associated with our rental revenue in rental expenses and licensing fees associated with our sales revenue in selling, general and administrative (“SG&A”) expenses.  Effective with the second quarter of 2006, we have reclassified licensing fees associated with our sales revenue from SG&A expenses to cost of sales for each of the periods presented in this report.  This reclassification had the affect of reducing our gross profit margin for each of the quarters ended June 30, 2006 and June 30, 2005 by 2.1%, but had no effect on operating earnings or net earnings.  We believe that this presentation is more consistent with current industry practice for the reporting of licensing fees and, therefore, provides more comparable financial information.  The following is a tabular presentation of this change for each of the prior five quarterly periods for comparison purposes (dollars in thousands):

	Three months	Three months ended
ended
	March 31,	March 31,	June 30,	September 30,	December 31,
	2006	2005	2005	2005	2005

Cost of sales – as previously reported	$ 21,735	$ 20,781	$ 21,337	$ 22,564	$ 24,635
Licensing fees – sales revenue	6,897	5,533	6,072	7,109	7,038
	_______	_______	_______	_______	_______
Cost of sales – revised	$ 28,632	$ 26,314	$ 27,409	$ 29,673	$ 31,673
	_______	_______	_______	_______	_______

Gross profit – as previously reported	$ 157,093	$ 132,080	$ 141,733	$ 153,624	$ 163,802
Licensing fees – sales revenue	(6,897)	(5,533)	(6,072)	(7,109)	(7,038)
	_______	_______	_______	_______	_______
Gross profit – revised	$ 150,196	$ 126,547	$ 135,661	$ 146,515	$ 156,764
	_______	_______	_______	_______	_______

Gross profit margin - revised	47.0%	45.2%	46.1%	46.9%	48.7%

Selling, general and administrative
expenses – as previously reported	$ 74,737	$ 60,156	$ 68,069	$ 73,269	$ 78,127
Licensing fees – sales revenue	(6,897)	(5,533)	(6,072)	(7,109)	(7,038)
	_______	_______	_______	_______	_______
Selling, general and administrative
expenses – revised	$ 67,840	$ 54,623	$ 61,997	$ 66,160	$ 71,089
	_______	_______	_______	_______	_______

     The following is a tabular presentation of this change for each of the last five annual periods for comparison purposes (dollars in thousands):

	2005	2004	2003	2002	2001

Cost of sales – as previously reported	$ 89,317	$ 70,780	$ 64,118	$ 51,824	$ 32,952
Licensing fees – sales revenue	25,752	20,181	13,198	8,158	4,875
	_______	_______	_______	_______	_______
Cost of sales – revised	$ 115,069	$ 90,961	$ 77,316	$ 59,982	$ 37,827
	_______	_______	_______	_______	_______

Gross profit – as previously reported	$ 591,239	$ 474,091	$ 348,648	$ 255,115	$ 204,132
Licensing fees – sales revenue	(25,752)	(20,181)	(13,198)	(8,158)	(4,875)
	_______	_______	_______	_______	_______
Gross profit – revised	$ 565,487	$ 453,910	$ 335,450	$ 246,957	$ 199,257
	_______	_______	_______	_______	_______

Gross profit margin – revised	46.8%	45.7%	43.9%	42.5%	43.7%

Selling, general and administrative
expenses – as previously reported	$ 279,621	$ 232,981	$ 175,619	$ 126,947	$ 102,184
Licensing fees – sales revenue	(25,752)	(20,181)	(13,198)	(8,158)	(4,875)
	_______	_______	_______	_______	_______
Selling, general and administrative
expenses – revised	$ 253,869	$ 212,800	$ 162,421	$ 118,789	$ 97,309
	_______	_______	_______	_______	_______

(b)     Share-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised (“SFAS 123R”), “Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of earnings, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present the cash flows related to tax benefits resulting from the exercise of share-based payment arrangements in excess of the tax benefits recorded on compensation cost recognized for those options (excess tax benefits) as financing cash flows.

     KCI has elected to use the Black-Scholes model to estimate the fair value of option grants under SFAS 123R.  We believe that the use of the Black-Scholes model meets the fair value measurement objective of SFAS 123R and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by us under SFAS 123R.

     During the second quarter and first six months of 2006, we recorded stock-based compensation expense totaling approximately $4.4 million and $7.4 million, respectively, before income taxes, or $0.04 and $0.07, respectively, per diluted share, under the provisions of SFAS 123R.  Additionally, for the six months ended June 30, 2006, we recorded a $19.8 million actual tax benefit from share-based payment arrangements, of which $18.7 million is reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  The $18.7 million excess tax benefit would have been classified as an operating cash inflow prior to the adoption of SFAS 123R.

     With the adoption of SFAS 123R, KCI estimates forfeitures when recognizing compensation cost.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, we recorded forfeitures of stock-based compensation awards as they occurred.  As a result of this change, we recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in our condensed consolidated statement of earnings in the first quarter of 2006.

     The weighted-average estimated fair value of stock options granted during both the three and six-month periods ended June 30, 2006 was $18.72 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Expected stock volatility	37.9%	37.9%
Expected dividend yield	-	-
Risk-free interest rate	4.8%	4.8%
Expected life (years)	6.2	6.2

     The expected stock volatility is based primarily on historical volatilities of similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin 107, rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

     Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three and six months ended June 30, 2006 as follows (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Rental expenses	$ 1,151	$ 1,958
Cost of sales	137	236
Selling, general and administrative expenses	3,117	5,209
Pre-tax share-based compensation expense	4,405	7,403
Less: Income tax benefits	(1,270)	(2,080)
	______	______
Total share-based compensation
expense, net of tax	$ 3,135	$ 5,323
	______	______

     Prior to 2006, as permitted by SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” we used the intrinsic value method prescribed under APB 25 to account for our stock compensation plans.  For the three and six months ended June 30, 2005, the impact of adopting SFAS 123R approximates the SFAS 123 disclosure of pro-forma net earnings and net earnings per share as follows (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net earnings, as reported	$ 39,765	$ 76,940
	_______	_______
Pro forma net earnings:
Net earnings, as reported	$ 39,765	$ 76,940
Compensation expense under intrinsic method	352	400
Compensation expense under fair value method	(1,706)	(2,715)
	______	______
Pro forma net earnings	$ 38,411	$ 74,625
	_______	_______
Net earnings per share, as reported:
Basic	$ 0.57	$ 1.11
Diluted	$ 0.54	$ 1.05

Pro forma net earnings per share:
Basic	$ 0.55	$ 1.08
Diluted	$ 0.53	$ 1.02

(c)     Income Taxes

     We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  During the second quarter of 2006, our effective rate is lower than our statutory rate due to the impact of earnings in lower-tax foreign jurisdictions.  In addition, during the second quarter, the resolution of certain foreign tax contingencies resulted in the recognition of additional tax benefit.

(d)     Other Recently Adopted Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  We adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

(e)     Recently Issued Accounting Pronouncement

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our results of operations and our financial position.

(f)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2005.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

     Accounts receivable consist of the following (dollars in thousands):

June 30,		December 31,
	2006	2005
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$ 91,359	$ 94,438
Medicare / Medicaid	69,144	62,728
Managed care, insurance and other	135,107	122,242
	_______	_______
USA - Trade accounts receivable	295,610	279,408

International	92,977	79,040

Less: Allowance for revenue adjustments	(84,603)	(69,216)
	_______	_______
Gross trade accounts receivable	303,984	289,232

Less: Allowance for bad debt	(9,270)	(9,514)
	_______	_______
Net trade accounts receivable	294,714	279,718

Employee and other receivables	3,797	2,172
	_______	_______
	$ 298,511	$ 281,890
	_______	_______

     Accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers ("TPP"), both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the third‑party payer.

     The TPP reimbursement process requires extensive documentation which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items. In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience and the length of time that the receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.  During the first half of 2006, our analysis indicated that our current estimates of net cash realization on older outstanding homecare claims is lower than originally estimated.  As a result, we increased our estimate of required reserves and recorded an adjustment of approximately $4.1 million in the second quarter of 2006.

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2006	2005

Finished goods	$ 15,402	$ 5,519
Work in process	3,064	2,705
Raw materials, supplies and parts	37,289	31,878
	______	______
	55,755	40,102

Less: Amounts expected to be converted
into equipment for short-term rental	(11,000)	(6,800)
Reserve for excess and obsolete inventory	(5,499)	(4,873)
	______	______
	$ 39,256	$ 28,429
	______	______

      The finished goods inventory balance as of June 30, 2006 includes approximately $9.5 million of V.A.C. disposables inventory.  This inventory was purchased in the second quarter of 2006 to take advantage of a volume purchase discount offered by the supplier.

(3)     LONG-TERM OBLIGATIONS

      During the second quarter of 2006, we reduced our senior credit facility by approximately $50.0 million and wrote off approximately $730,000 of capitalized debt issuance costs.  As of June 30, 2006, we had approximately $159.9 million in debt outstanding under our senior credit facility and $244.3 million in total debt outstanding.

(4)     EARNINGS PER SHARE

     Net earnings per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$ 46,631	$ 39,765	$ 95,148	$ 76,940
	______	______	______	______
Weighted average shares outstanding:
Basic	71,385	69,271	71,028	69,048
Dilutive potential common shares from stock options
and restricted stock (1)	2,201	3,755	2,403	3,910
	______	______	______	______
Diluted	73,586	73,026	73,431	72,958
	______	______	______	______

Basic net earnings per share	$ 0.65	$ 0.57	$ 1.34	$ 1.11
	______	______	______	______

Diluted net earnings per share	$ 0.63	$ 0.54	$ 1.30	$ 1.05
	______	______	______	______

(1) Potentially dilutive stock options and restricted stock totaling 2,409 shares and 585 shares for the three months ended June
30, 2006 and 2005, respectively, and 2,451 shares and 558 shares for the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(5)     STOCK OPTION PLANS

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

     The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004 and November 15, 2005.  Prior to January 1, 2005, the Directors Stock Plan provided for automatic grants to our non-employee directors of (a) options to purchase shares of common stock, (b) restricted stock that is subject to vesting requirements and (c) unrestricted stock that is not subject to vesting requirements.  As a result of amendments to the plan, grants of unrestricted stock awards have been eliminated.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan is determined as the fair market value of the shares of our common stock, which is equal to the closing price of our common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  The Compensation Committee of the Board of Directors administers the Directors Stock Plan.  During the first six months of 2006 and 2005, we granted approximately 41,000 and 36,000 options, respectively, to purchase shares of common stock and issued approximately 14,000 and 8,000 shares of restricted stock, respectively, under this plan.

     On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (“Equity Plan”) and the 2004 Employee Stock Purchase Plan ("ESPP").  The Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the Equity Plan is equal to KCI’s closing stock price on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the Equity Plan vest over a period of three to six years, although certain grants cliff-vest after six years, but may contain provisions that allow for accelerated vesting over a shorter term if certain performance criteria are met.  The fair value of the restricted stock and restricted stock units is determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria is considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.

     During the first six months of 2006 and 2005, we granted approximately 810,000 and 485,000 options, respectively, to purchase shares of common stock under the Equity Plan.  Additionally, during the first six months of 2006 and 2005, we issued approximately 218,000 and 83,000 shares of restricted stock and restricted stock units, respectively, under the Equity Plan at a weighted average estimated fair value of $41.17 and $59.62, respectively.

     The 2006 restricted stock grants include 50,000 shares of restricted stock (“Awards”) granted to KCI’s President and Chief Executive Officer on April 1, 2006.  The lapsing of restrictions for this Award are based on performance milestones set forth by the Compensation Committee of the Board of Directors.  These terms and milestones relate to required levels of shareholder return, long-term succession planning and successor selection.  In the event the designated milestones are realized, vesting of certain Awards may continue beyond termination of employment.  The compensation cost associated with these Awards is being recognized over the estimated performance period for all restrictions probable of lapsing.

     The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six‑month offering periods.  Each six‑month offering period will be composed of an identical six‑month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During the first six months of 2006 and 2005, there were approximately 67,000 shares and 45,000 shares purchased, respectively, of common stock under the ESPP.

     The following table summarizes the number of common shares reserved for future issuance under our stock option plans as of June 30, 2006:

2003 Non-Employee Directors Stock Plan	189,478
2004 Equity Plan	4,330,813
2004 Employee Stock Purchase Plan	2,283,880

6,804,171
________

     A summary of our stock option activity, and related information, for the six months ended June 30, 2006 is set forth in the table below:

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)
Options outstanding -
beginning of year	6,862	$ 15.76
Granted	851	$ 40.98
Exercised	(1,555)	$ 4.96
Forfeited/expired	(69)	$ 47.55
	_____
Options outstanding – June 30, 2006	6,089	$ 21.68	4.51	$ 146,763
	_____

Exercisable as of June 30, 2006	3,826	$ 10.96	2.48	$ 129,353
	_____

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first six months of 2006, the total intrinsic value of stock options exercised was $52.4 million.  Cash received from stock options exercised during the first six months of 2006 was $7.4 million and the actual tax benefit from share-based payment arrangements totaled $19.8 million.  The weighted-average estimated fair value of stock options granted during the six months ended June 30, 2006 was $18.72.

     As of June 30, 2006, there was $33.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

     The following table summarizes restricted stock activity for the six months ended June 30, 2006:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Unvested shares – January 1, 2006	193	$ 47.53
Granted	233	$ 41.06
Vested and distributed	(25)	$ 10.00
Forfeited	(6)	$ 49.34
	___
Unvested shares – June 30, 2006	395	$ 46.07
	___

     During the first quarter of 2006, we reclassified $6.9 million related to unvested restricted stock from deferred compensation to additional paid-in capital as a result of the adoption of SFAS 123R.  As of June 30, 2006, there was $14.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.

     The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2005:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	6,862,389	$ 15.76	7,879,146 (1)

Equity compensation plans not
approved by security holders	-	-	-
	________	______	_________
Total	6,862,389	$ 15.76	7,879,146
	________	______	_________

(1) This amount includes 244,378 shares available for future issuance under the Directors Stock Plan and 5,283,821 shares available for future issuance under the Equity Plan, both of which provide for grants of restricted stock, options and other awards. This amount also includes
2,350,947 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

(6)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components. Comprehensive income for the quarter ended June 30, 2006 and 2005 was $57.0 million and $31.0 million, respectively, and for the six months ended June 30, 2006 and 2005 was $108.4 million and $63.6 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment gain of $10.8 million and $14.1 million for the three-month and six-month periods ended June 30, 2006, respectively.  For the three-month and six-month periods ended June 30, 2005, the foreign currency translation adjustment loss was $8.2 million and $13.5 million, respectively.

(7)     COMMITMENTS AND CONTINGENCIES

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. (“PCS”) in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $379.5 million in revenue, or approximately 58% of total revenue, for the six months ended June 30, 2006 and $706.0 million in revenue, or 58% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As of June 30, 2006, our commitments for the purchase of new product inventory, including approximately $8.6 million of disposable products from Avail Medical Products, Inc., were $20.9 million.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(8)     SUBSEQUENT EVENT

     On August 2, 2006, we purchased $16.3 million of our 7 3/8% Senior Subordinated Notes due 2013 at a market price of $16.8 million.  In connection with the purchase, we wrote off approximately $530,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior subordinated notes was $68.1 million and total debt outstanding was $228.0 million.

     On August 3, 2006, the U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.

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

     Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
USA
V.A.C.	$ 193,411	$ 172,014	$ 379,498	$ 323,577
Therapeutic surfaces/other	45,232	44,566	91,795	90,528
	_______	_______	_______	_______
Subtotal - USA	238,643	216,580	471,293	414,105

International
V.A.C.	62,724	48,896	119,591	94,835
Therapeutic surfaces/other	28,676	28,735	58,404	65,243
	_______	_______	_______	_______
Subtotal - International	91,400	77,631	177,995	160,078
	_______	_______	_______	_______
	$ 330,043	$ 294,211	$ 649,288	$ 574,183
	______	______	______	______

Operating earnings:
USA	$ 94,288	$ 80,788	$ 186,091	$ 149,886
International	10,629	10,345	23,119	25,557

Other (1):
Executive	(6,515)	(5,095)	(12,429)	(6,204)
Finance	(10,285)	(9,097)	(20,163)	(17,418)
Manufacturing/Engineering	(2,907)	(1,110)	(5,261)	(1,895)
Administration	(13,860)	(8,930)	(25,062)	(17,311)
	_______	_______	_______	_______
Total other	(33,567)	(24,232)	(62,915)	(42,828)
	_______	_______	_______	_______
	$ 71,350	$ 66,901	$ 146,295	$ 132,615
	______	______	______	______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.

(10)     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $84.4 million of the notes remained outstanding as of June 30, 2006.

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

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2006 and December 31, 2005 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2006 and 2005.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
Assets:	Borrower	sidiaries	sidiaries	nations	sidiaries
Current assets:
Cash and cash equivalents	$ -	$ 96,291	$ 60,712	$ -	$ 157,003
Accounts receivable, net	-	209,782	91,286	(2,557)	298,511
Inventories, net	-	23,405	15,851	-	39,256
Deferred income taxes	-	28,395	-	-	28,395
Prepaid expenses and other current assets	-	13,895	9,753	-	23,648
	_______	________	_______	_______	_______
Total current assets	-	371,768	177,602	(2,557)	546,813

Net property, plant and equipment	-	135,748	72,409	(10,094)	198,063
Debt issuance costs, net	-	6,189	-	-	6,189
Deferred income taxes	-	-	8,382	-	8,382
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	30,069	8,324	(7,589)	30,804
Intercompany investments and advances	325,292	472,366	66,965	(864,623)	-
	_______	________	_______	_______	_______
	$ 325,292	$1,055,919	$ 343,272	$ (884,863)	$ 839,620
	______	_______	______	______	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 30,689	$ 11,293	$ -	$ 41,982
Accrued expenses and other	14	108,771	46,239	-	155,024
Current installments of long-term debt	-	1,649	-	-	1,649
Intercompany payables	-	-	54,317	(54,317)	-
Income taxes payable	-	34,826	967	-	35,793
	_______	________	_______	_______	_______
Total current liabilities	14	175,935	112,816	(54,317)	234,448

Long-term debt, net of current installments	-	242,696	-	-	242,696
Intercompany payables, non-current	-	(27,560)	27,560	-	-
Deferred income taxes	-	26,759	-	-	26,759
Other non-current liabilities	-	17,601	429	(7,589)	10,441
	_______	________	_______	_______	_______
	14	435,431	140,805	(61,906)	514,344
Shareholders' equity	325,278	620,488	202,467	(822,957)	325,276
	_______	________	_______	_______	_______
	$ 325,292	$1,055,919	$ 343,272	$ (884,863)	$ 839,620
	______	_______	______	______	______

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

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended June 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 182,272	$ 54,517	$ -	$ 236,789
Sales and other	-	61,738	36,106	(4,590)	93,254
	_______	_______	______	_______	_______
Total revenue	-	244,010	90,623	(4,590)	330,043

Rental expenses	-	91,958	57,143	-	149,101
Cost of sales	-	18,836	9,512	(12)	28,336
	_______	_______	______	_______	_______
Gross profit	-	133,216	23,968	(4,578)	152,606

Selling, general and administrative
expenses	-	55,668	16,527	590	72,785
Research and development expenses	-	7,281	1,190	-	8,471
	_______	_______	______	_______	_______
Operating earnings	-	70,267	6,251	(5,168)	71,350

Interest income	-	1,373	212	(440)	1,145
Interest expense	-	(5,254)	(419)	440	(5,233)
Foreign currency loss	-	(268)	(377)	-	(645)
	_______	_______	______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	66,118	5,667	(5,168)	66,617

Income taxes	-	20,506	1,078	(1,598)	19,986
	_______	_______	______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	45,612	4,589	(3,570)	46,631
Equity in earnings of subsidiaries	46,631	4,590	-	(51,221)	-
	_______	_______	______	_______	_______
Net earnings	$ 46,631	$ 50,202	$ 4,589	$ (54,791)	$ 46,631
	______	______	_____	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 164,514	$ 46,535	$ -	$ 211,049
Sales and other	-	53,672	31,309	(1,819)	83,162
	______	_______	______	_______	_______
Total revenue	-	218,186	77,844	(1,819)	294,211

Rental expenses	-	84,536	46,605	-	131,141
Cost of sales	-	20,595	8,192	(1,378)	27,409
	______	_______	______	_______	_______
Gross profit	-	113,055	23,047	(441)	135,661

Selling, general and administrative
expenses	-	51,516	11,220	(739)	61,997
Research and development expenses	-	5,603	1,160	-	6,763
	______	_______	______	_______	_______
Operating earnings	-	55,936	10,667	298	66,901

Interest income	-	420	(268)	346	498
Interest expense	-	(5,038)	(65)	(346)	(5,449)
Foreign currency loss	-	-	(1,240)	-	(1,240)
	______	_______	______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	51,318	9,094	298	60,710

Income taxes	-	19,538	1,304	103	20,945
	______	_______	______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	31,780	7,790	195	39,765
Equity in earnings of subsidiaries	39,765	7,790	-	(47,555)	-
	______	_______	______	_______	_______
Net earnings	$ 39,765	$ 39,570	$ 7,790	$ (47,360)	$ 39,765
	_____	______	_____	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the six months ended June 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 359,946	$ 103,820	$ -	$ 463,766
Sales and other	-	121,048	77,128	(12,654)	185,522
	_______	_______	_______	_______	_______
Total revenue	-	480,994	180,948	(12,654)	649,288

Rental expenses	-	181,659	107,859	-	289,518
Cost of sales	-	41,530	19,502	(4,064)	56,968
	_______	_______	_______	_______	_______
Gross profit	-	257,805	53,587	(8,590)	302,802

Selling, general and administrative
expenses	-	114,531	28,726	(2,632)	140,625
Research and development expenses	-	13,409	2,473	-	15,882
	_______	_______	_______	_______	_______
Operating earnings	-	129,865	22,388	(5,958)	146,295

Interest income	-	2,179	388	(440)	2,127
Interest expense	-	(9,872)	(542)	440	(9,974)
Foreign currency loss	-	(120)	(258)	-	(378)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	122,052	21,976	(5,958)	138,070

Income taxes	-	41,618	3,156	(1,852)	42,922
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	80,434	18,820	(4,106)	95,148
Equity in earnings of subsidiaries	95,148	18,820	-	(113,968)	-
	_______	_______	_______	_______	_______
Net earnings	$ 95,148	$ 99,254	$ 18,820	$ (118,074)	$ 95,148
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the six months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 315,154	$ 91,831	$ -	$ 406,985
Sales and other	-	112,897	68,822	(14,521)	167,198
	_______	_______	_______	_______	_______
Total revenue	-	428,051	160,653	(14,521)	574,183

Rental expenses	-	165,099	93,153	-	258,252
Cost of sales	-	40,097	18,002	(4,376)	53,723
	_______	_______	_______	_______	_______
Gross profit	-	222,855	49,498	(10,145)	262,208

Selling, general and administrative
expenses	-	95,968	23,665	(3,013)	116,620
Research and development expenses	-	10,833	2,140	-	12,973
	_______	_______	_______	_______	_______
Operating earnings	-	116,054	23,693	(7,132)	132,615

Interest income	-	875	227	(84)	1,018
Interest expense	-	(12,887)	(106)	84	(12,909)
Foreign currency loss	-	-	(3,258)	-	(3,258)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	104,042	20,556	(7,132)	117,466

Income taxes	-	39,952	3,034	(2,460)	40,526
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	64,090	17,522	(4,672)	76,940
Equity in earnings of subsidiaries	76,940	17,522	-	(94,462)	-
	_______	_______	_______	_______	_______
Net earnings	$ 76,940	$ 81,612	$ 17,522	$ (99,134)	$ 76,940
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the six months ended June 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 95,148	$ 99,254	$ 18,820	$ (118,074)	$ 95,148
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(106,489)	5,458	(6,747)	115,506	7,728
	_______	_______	_______	_______	_______
Net cash provided (used) by
operating activities	(11,341)	104,712	12,073	(2,568)	102,876
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(19,872)	(13,837)	-	(33,709)
Increase in inventory to be converted into
equipment for short-term rental	-	(4,200)	-	-	(4,200)
Dispositions of property, plant and
equipment	-	380	538	-	918
Increase in other non-current assets	-	(1,812)	(2,734)	2,514	(2,032)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(25,504)	(16,033)	2,514	(39,023)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(50,150)	(783)	-	(50,933)
Excess tax benefit from share-based
payment arrangements	18,744	-	-	-	18,744
Proceeds from exercise of stock options	7,442	-	-	-	7,442
Purchase of immature shares for minimum
tax withholdings	(11,307)	-	-	-	(11,307)
Proceeds from purchase of stock in ESPP
and other	2,231	-	-	-	2,231
Proceeds (payments) on intercompany
investments and advances	(25,934)	5,313	7,498	13,123	-
Other	20,165	(10,555)	3,459	(13,069)	-
	_______	_______	_______	_______	_______
Net cash provided (used)
by financing activities	11,341	(55,392)	10,174	54	(33,823)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	3,590	-	3,590
	_______	_______	_______	_______	_______
Net increase in cash and cash equivalents	-	23,816	9,804	-	33,620
Cash and cash equivalents,
beginning of period	-	72,475	50,908	-	123,383
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 96,291	$ 60,712	$ -	$ 157,003
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the six months ended June 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 76,940	$ 81,612	$ 17,522	$ (99,134)	$ 76,940
Adjustments to reconcile net earnings to net
cash provided by operating activities	(59,373)	15,748	5,645	91,060	53,080
	_______	_______	_______	_______	_______
Net cash provided by operating activities	17,567	97,360	23,167	(8,074)	130,020
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(20,202)	(9,759)	-	(29,961)
Increase in inventory to be converted into
equipment for short-term rental	-	(2,200)	-	-	(2,200)
Dispositions of property, plant and
equipment	-	315	444	-	759
Decrease (increase) in other assets	-	(181)	2,784	(3,050)	(447)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(22,268)	(6,531)	(3,050)	(31,849)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds (repayments) of notes payable, long-
term debt, capital lease and other obligations	-	(75,844)	30	-	(75,814)
Proceeds from exercise of stock options	5,209	-	-	-	5,209
Proceeds from purchase of stock in ESPP	2,131	-	-	-	2,131
Proceeds (payments) on intercompany
investments and advances	(6,962)	18,503	(8,268)	(3,273)	-
Other	(17,945)	3,676	(128)	14,397	-
	_______	_______	_______	_______	_______
Net cash used by financing activities	(17,567)	(53,665)	(8,366)	11,124	(68,474)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	(3,891)	-	(3,891)
	_______	_______	_______	_______	_______
Net increase in cash and cash equivalents	-	21,427	4,379	-	25,806
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 106,330	$ 43,842	$ -	$ 150,172
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect management’s plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under Part II, Item 1A. “Risk Factors.”

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International.  Operations in the United States accounted for approximately 73% of our total revenue for the six months ended June 30, 2006.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the six months ended June 30, 2006, we directly bill our customers, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. systems, which accounted for approximately 77% of total revenue for the six months ended June 30, 2006, up from 73% for the same period in 2005.

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

     We believe that the historical growth in our domestic V.A.C. revenue has been due in part to the availability of homecare reimbursement for our V.A.C. systems and disposables under the Medicare program, as administered by the Centers for Medicare and Medicaid Services (“CMS”).  Recently, products competing with V.A.C. systems have become eligible for homecare reimbursement under the Medicare Negative Pressure Wound Therapy (“NPWT”) codes, which has resulted in increased competition within the advanced wound care market.  Other competitors’ products may also be assigned to the same codes upon obtaining necessary approvals.  In addition, effective January 1, 2006, CMS effectively reduced the reimbursement for V.A.C. disposable canisters through coding decisions.  More recently, on April 24, 2006, CMS posted proposed rules for the competitive bidding of Durable Medical Equipment in the homecare setting.  Although CMS has not yet decided on specific product categories that will be covered in the initial phase of competitive bidding, the category for NPWT is among those being considered for 2007 or in future rounds of the competitive bidding process.  As a result of CMS coding decisions and policies over time, we may experience increased competition from similarly-coded products in future periods and reimbursement we receive from third-party payers may be negatively impacted.

     We believe that the key factors underlying V.A.C. growth over the past year have been:

     -  improving V.A.C. awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician;

     -  market expansion by identifying new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy; and

     -  strengthening our contractual relationships with third‑party payers.

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  In order to meet our goals of increasing physician awareness, we increased our total sales force by approximately 130 employees in the first six months of 2006 and 190 employees in 2005.

     Our intellectual property is very important to maintaining our competitive position.  With respect to our V.A.C. business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in our product portfolio and positioning are also important to our continued growth and market penetration.  We believe our advanced V.A.C. systems have increased customer acceptance and the perceived value of V.A.C. therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating pressure ulcers and serious abdominal wounds.  Our ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of the V.A.C. on a routine basis for appropriate wounds.

     In addition to our intellectual property estate, we believe that we have competitive strengths in areas such as superior clinical efficacy, which is supported by an extensive collection of published clinical studies, broad reach and customer relationships, our extensive service center network and our expertise in homecare reimbursement.

      KCI has historically presented licensing fees associated with our rental revenue in rental expenses and licensing fees associated with our sales revenue in selling, general and administrative (“SG&A”) expenses.  Effective with the second quarter of 2006, we have reclassified licensing fees associated with our sales revenue from SG&A expenses to cost of sales for each of the periods presented in this report.  This reclassification had the affect of reducing our gross profit margin for each of the quarters ended June 30, 2006 and June 30, 2005 by 2.1%, but had no effect on operating earnings or net earnings.  We believe that this presentation is more consistent with current industry practice for the reporting of licensing fees and, therefore, provides more comparable financial information.

Recent Developments

     On August 2, 2006, we purchased $16.3 million of our 7 3/8% Senior Subordinated Notes due 2013 at a market price of $16.8 million.  In connection with the purchase, we wrote off approximately $530,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior subordinated notes was $68.1 million and total debt outstanding was $228.0 million.

     On August 3, 2006, the U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the second quarter of 2006 to the second quarter of 2005 and the first six months of 2006 to the first six months of 2005:

	Revenue Relationship

	Three months ended June 30,			Six months ended June 30,
			%			%
	2006	2005	Change (1)	2006	2005	Change (1)
Revenue:
Rental	72%	72%	12.2%	71%	71%	14.0%
Sales	28	28	12.1	29	29	11.0
	___	___		___	___
Total revenue	100	100	12.2	100	100	13.1

Rental expenses	45	45	13.7	44	45	12.1
Cost of sales	9	9	3.4	9	9	6.0
	___	___		___	___
Gross profit	46	46	12.5	47	46	15.5

Selling, general and administrative expenses	21	21	17.4	22	21	20.6
Research and development expenses	3	2	25.3	2	2	22.4
	___	___		___	___
Operating earnings	22	23	6.7	23	23	10.3

Interest income	-	-	129.9	-	-	108.9
Interest expense	(2)	(2)	4.0	(2)	(2)	22.7
Foreign currency loss	-	-	48.0	-	(1)	88.4
	___	___		___	___
Earnings before income taxes	20	21	9.7	21	20	17.5

Income taxes	6	7	(4.6)	6	7	5.9
	___	___		___	___
Net earnings	14%	14%	17.3%	15%	13%	23.7%
	__	__		__	__

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2006	2005	Change (1)	2006	2005	Change (1)
Total Revenue:
V.A.C.
Rental	$ 174,747	$ 150,247	16.3%	$ 340,179	$ 283,023	20.2%
Sales	81,388	70,663	15.2	158,910	135,389	17.4
	_______	_______		_______	_______
Total V.A.C.	256,135	220,910	15.9	499,089	418,412	19.3

Therapeutic surfaces/other
Rental	62,042	60,802	2.0	123,587	123,962	(0.3)
Sales	11,866	12,499	(5.1)	26,612	31,809	(16.3)
	_______	_______		_______	_______
Total therapeutic surfaces/other	73,908	73,301	0.8	150,199	155,771	(3.6)

Total rental revenue	236,789	211,049	12.2	463,766	406,985	14.0
Total sales revenue	93,254	83,162	12.1	185,522	167,198	11.0
	_______	_______		_______	_______
Total Revenue	$ 330,043	$ 294,211	12.2%	$ 649,288	$ 574,183	13.1%
	______	______		______	______
USA Revenue:
V.A.C.
Rental	$ 143,803	$ 126,761	13.4%	$ 282,545	$ 238,910	18.3%
Sales	49,608	45,253	9.6	96,953	84,667	14.5
	_______	_______		_______	_______
Total V.A.C.	193,411	172,014	12.4	379,498	323,577	17.3

Therapeutic surfaces/other
Rental	38,602	38,116	1.3	78,195	77,073	1.5
Sales	6,630	6,450	2.8	13,600	13,455	1.1
	_______	_______		_______	_______
Total therapeutic surfaces/other	45,232	44,566	1.5	91,795	90,528	1.4

Total USA rental	182,405	164,877	10.6	360,740	315,983	14.2
Total USA sales	56,238	51,703	8.8	110,553	98,122	12.7
	_______	_______		_______	_______
Total - USA Revenue	$ 238,643	$ 216,580	10.2%	$ 471,293	$ 414,105	13.8%
	______	______		______	______
International Revenue:
V.A.C.
Rental	$ 30,944	$ 23,486	31.8%	$ 57,634	$ 44,113	30.7%
Sales	31,780	25,410	25.1	61,957	50,722	22.2
	_______	_______		_______	_______
Total - V.A.C.	62,724	48,896	28.3	119,591	94,835	26.1

Therapeutic surfaces/other
Rental	23,440	22,686	3.3	45,392	46,889	(3.2)
Sales	5,236	6,049	(13.4)	13,012	18,354	(29.1)
	_______	_______		_______	_______
Total therapeutic surfaces/other	28,676	28,735	(0.2)	58,404	65,243	(10.5)

Total International rental	54,384	46,172	17.8	103,026	91,002	13.2
Total International sales	37,016	31,459	17.7	74,969	69,076	8.5
	_______	_______		_______	_______
Total - International Revenue	$ 91,400	$ 77,631	17.7%	$ 177,995	$ 160,078	11.2%
	______	______		______	______

(1) Percentage change represents the change in dollars between periods.

     For additional discussion on segment and geographical information, see Note 9 to our condensed consolidated financial statements.

      Total Revenue.  Total revenue for the second quarter of 2006 was $330.0 million, an increase of $35.8 million, or 12.2%, from the prior-year period.  Total revenue for the first six months of 2006 was $649.3 million, an increase of $75.1 million, or 13.1%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables partially offset by lower domestic realized pricing.  Domestic V.A.C. pricing for the second quarter and first six months of 2006 was impacted by a number of factors including lower canister reimbursement under Medicare Part B, higher homecare receivables reserves on older claims, changes in cash realization estimates, lower contracted prices, payer mix changes and other factors. Foreign currency exchange movements accounted for 0.7% of the increase in total revenue in the second quarter of 2006; however, foreign currency exchange movements negatively impacted total revenue by 0.2% in the first six months of 2006 compared to the corresponding periods of the prior year.

     Domestic Revenue.  Total domestic revenue was $238.6 million for the second quarter of 2006 and $471.3 million for the first six months of 2006, representing increases of 10.2% and 13.8%, respectively, as compared to the prior-year periods.  Total domestic V.A.C. revenue was $193.4 million for the second quarter of 2006 and $379.5 million for the first six months of 2006, representing increases of 12.4% and 17.3% compared to the prior-year periods.  Domestic V.A.C. rental revenue of $143.8 million for the second quarter of 2006 increased $17.0 million, or 13.4%, due to a 21.1% increase in average units on rent compared to the prior-year period.  For the first six months of 2006, domestic V.A.C. rental revenue of $282.5 million increased $43.6 million, or 18.3%, due to a 22.4% increase in average units on rent compared to the prior-year period.  Higher domestic average units on rent for the second quarter of 2006 and the first six months of 2006 were partially offset by lower realized pricing due to a number of factors including changes in Medicare reimbursement rates, changes in cash realization estimates, lower contracted prices, payer mix changes and other factors.  Domestic V.A.C. sales revenue of  $49.6 million in the second quarter of 2006 and $97.0 million in the first six months of 2006 increased 9.6% and 14.5%, respectively, from the prior-year periods.  This was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. system unit rentals, partially offset by lower canister reimbursement.  Domestic therapeutic surfaces/other revenue was approximately $45.2 million for the second quarter of 2006 and $91.8 million for the first six months of 2006, representing increases of 1.5% and 1.4%, respectively, as compared to the prior-year periods reflecting our history of stable growth for this product line.

     International Revenue.  Total international revenue was $91.4 million for the second quarter of 2006, an increase of 17.7% compared to the prior-year period due to a $13.8 million, or 28.3%, increase in V.A.C. revenue and a 2.8% favorable foreign currency exchange rate variance.  For the first six months of 2006, total international revenue was $178.0 million, an increase of 11.2% compared to the prior-year period due to a $24.8 million, or 26.1%, increase in V.A.C. revenue, partially offset by a 0.9% unfavorable foreign currency exchange rate variance and a $6.8 million decline in surfaces revenue.  The decline in international surfaces revenue for the first six months of 2006 resulted from a large sale in the prior-year period to the Canadian government of $5.1 million, adversely impacting international revenue growth by 3.7%.

      Total international V.A.C. revenue was $62.7 million in the second quarter of 2006 and $119.6 in the first six months of 2006, representing increases of 28.3% and 26.1%, respectively, from the prior-year periods.  Foreign currency exchange rate movements accounted for 3.4% of the increase in international V.A.C. revenue in the second quarter of 2006 but did not have a significant impact on the first six months compared to the corresponding periods in the prior year.  International V.A.C. rental revenue of $30.9 million for the second quarter of 2006 increased $7.5 million, or 31.8%, due to a 28.8% increase in average units on rent.  For the first six months of 2006, international V.A.C. rental revenue of $57.6 million increased $13.5 million, or 30.7%, due to a 33.8% increase in average units on rent.  The average rental price for the second quarter and first six months of 2006 was comparable to the prior year periods.  International V.A.C. sales revenue of $31.8 million in the second quarter of 2006 and $62.0 million in the first six months of 2006 increased 25.1% and 22.2%, respectively, from the prior-year periods due primarily to overall increased sales of V.A.C. disposables associated with the increase in rental units.  A $2.6 million V.A.C. sale to the Canadian government in the first quarter of 2005 negatively impacted international V.A.C. sales revenue growth by 6.6% for the first six months of 2006 compared to the prior-year period.

      International therapeutic surfaces/other revenue was $28.7 million for the second quarter of 2006 and $58.4 million for the first six months of 2006, representing decreases of 0.2% and 10.5%, respectively, from the prior-year periods.  During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces to the Canadian government which negatively impacted sales growth for the first six months of 2006.  Foreign currency exchange rate movements positively impacted international therapeutic surfaces/other revenue by 1.8% in the second quarter of 2006; however, it had a negative impact of 2.0% for the first six months of 2006 compared to the prior-year periods.

     Rental Expenses.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total revenue, were higher in the second quarter of 2006 at 45.2% as compared to 44.6% in the prior-year quarter.  The increase in the second quarter of 2006 was due primarily to an increase in stock-based compensation expense of $1.2 million, before taxes, resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment,” (“SFAS 123R”) compared to the prior-year period.  Additionally, our sales headcount increase in the second quarter of 2006 slightly outpaced our revenue growth for the same period compared to the prior-year period.  Field expenses, as a percentage of revenue, were lower in the first six months of 2006 at 44.6% compared to 45.0% in the prior-year period.  The year-to-date decrease was due primarily to productivity improvements in our selling and service operations, partially offset by an increase in stock-based compensation expense of $2.0 million, before taxes, under SFAS 123R compared to the prior-year period.  Our sales and service headcount increased to approximately 3,300 at June 30, 2006 from approximately 3,100 at December 31, 2005.

     Cost of Sales.  Cost of sales were $28.3 million in the second quarter of 2006 and $57.0 million in the first six months of 2006, representing increases of 3.4% and 6.0%, respectively, over the prior-year periods.  Cost of sales includes manufacturing costs, product costs and licensing fees associated with our sold products.  Sales margins in the second quarter of 2006 increased to 69.6% compared to 67.0% in the prior-year quarter.  Sales margins in the first six months of 2006 increased to 69.3% compared to 67.9% in the prior-year period. The increased margins were due to continued cost reductions resulting from our global supply contract for V.A.C. disposables, including a volume purchase discount received in the second quarter of 2006 relating to our large purchase of V.A.C. disposables in the quarter at a discounted price of $9.0 million.  The benefit of this volume purchase discount impacted our sales margins by 0.9% in the second quarter of 2006 and by 0.4% in the first six months of 2006 and is being recognized in cost of sales as this inventory is sold.  This benefit is not anticipated to favorably impact our sales margins beyond the third quarter of 2006.

     Gross Profit.  Gross profit was $152.6 million in the second quarter of 2006 and $302.8 million in the first six months of 2006, representing increases of 12.5% and 15.5%, respectively, over the prior-year periods.  Gross profit margin in the second quarter of 2006 was 46.2%, comparable to 46.1% in the prior-year quarter.  For the first six months of 2006, gross profit margin was 46.6%, up from 45.7% in the prior-year period.  Increased revenue, productivity improvements in our selling and service operations and continued cost reductions from our global supply contract for V.A.C. disposables contributed to the margin expansion, partially offset by the impact of our January 1, 2006 adoption of SFAS 123R.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 22.1% of total revenue in the second quarter of 2006 compared to 21.1% in the prior-year quarter.  In the first six months of 2006, selling, general and administrative expenses represented 21.7% of total revenue compared to 20.3% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  Selling, general and administrative expenses for the second quarter of 2006 and first six months of 2006 include an additional $3.5 million and $4.2 million expense, respectively, over the prior-year periods related to the patent litigation case against BlueSky Medical.  In the second quarter of 2006 and first six months of 2006, we recorded share-based compensation expenses of approximately $3.1 million and $5.2 million, before income taxes, including expense resulting from the adoption of SFAS 123R compared to approximately $540,000 and $610,000, respectively, recorded in the prior-year periods.

     Research and Development Expenses.  Research and development expenses in the second quarter of 2006 were $8.5 million and represented 2.6% of total revenue as compared to 2.3% in the prior-year quarter. In the first six months of 2006, research and development expenses were $15.9 million and represented 2.4% of total revenue as compared to 2.3% in the prior-year period.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and upgrading and expanding our surface technologies.

     Operating Earnings.  Operating earnings were $71.4 million for the second quarter of 2006 and $146.3 million for the first six months of 2006 compared to $66.9 million and $132.6 million, respectively, in the prior-year periods due primarily to increased revenue.  Operating margins for the second quarter of 2006 and first six months of 2006 were 21.6% and 22.5%, as compared to 22.7% and 23.1%, respectively, in the prior-year periods. The adoption of SFAS 123R negatively impacted our operating margin by 0.9% and 0.8% in the second quarter of 2006 and first six months of 2006, respectively compared to the prior-year periods.

     Interest Expense.  Interest expense was $5.2 million in the second quarter of 2006 and $10.0 million in the first six months of 2006 compared to $5.4 million and $12.9 million, respectively, in the prior-year periods.  The decrease in interest expense in the second quarter of 2006 compared to the same period in 2005 is due primarily to a reduction in our outstanding debt balance, partially offset by write-offs of debt issuance costs of $730,000 in the second quarter of 2006.  The decrease in interest expense in the first sixth months of 2006 was due to lower outstanding debt compared to the prior-year period.  Interest expense in the first six months of 2006 and 2005 includes write-offs of debt issuance costs totaling $730,000 and $1.4 million, respectively, associated with debt prepayments on our senior credit facility totaling approximately $50.0 million and $75.0 million, respectively.  We plan to continue reducing leverage while maintaining a strong liquidity position.

     Net Earnings.  Net earnings for the second quarter of 2006 were $46.6 million compared to $39.8 million in the prior-year quarter, an increase of 17.3%.  For the first six months of 2006, net earnings were $95.1 million compared to $76.9 million in the prior-year period, an increase of 23.7%.  The effective income tax rate for the second quarter of 2006 and first six months of 2006 was 30.0% and 31.1%, respectively, compared to 34.5% for the prior-year periods.  The income tax rate reduction for both periods in 2006 was primarily attributable to the favorable resolution of certain tax contingencies during 2006, compared to the prior-year periods.

     Net Earnings per Share.   Net earnings per diluted share were $0.63 in the second quarter of 2006 compared to net earnings per diluted share of $0.54 in the prior-year period, an increase of 16.7%.   For the first six months of 2006, net earnings per diluted share were $1.30 compared to net earnings per diluted share of $1.05 in the prior-year period, an increase of 23.8%.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first six months of 2006 and 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	Six months ended June 30,
	2006		2005

Net cash provided by operating activities	$ 102,876		$ 130,020
Net cash used by investing activities	(39,023)		(31,849)
Net cash used by financing activities	(33,823)	(1)	(68,474)	(2)
Effect of exchange rates changes on cash and cash equivalents	3,590		(3,891)
	______		______
Net increase in cash and cash equivalents	$ 33,620		$ 25,806
	_____		_____

(1) This amount for 2006 includes debt prepayments totaling approximately $50.0 million on our senior credit facility.
(2) This amount for 2005 includes debt prepayments totaling $75.0 million on our senior credit facility.

     At June 30, 2006, cash and cash equivalents of $157.0 million were available for general corporate purposes and the availability under the revolving portion of our senior credit facility was $88.1 million, net of $11.9 million in letters of credit.

Working Capital

     At June 30, 2006, we had current assets of $546.8 million, including $39.3 million in inventory, and current liabilities of $234.4 million resulting in a working capital surplus of $312.4 million compared to a surplus of $242.1 million at December 31, 2005.  The increase in our working capital surplus of approximately $70.3 million was due primarily to increases in cash, inventories and net receivables and a reduction in total accounts payable and accrued expenses.

     If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers.  We have adopted a number of policies and procedures designed to reduce these extended payment cycles.  As of June 30, 2006, we had $298.5 million of receivables outstanding, net of realization reserves of $93.9 million.  Our net receivables were outstanding for an average of 82 days at June 30, 2006 as compared to 80 days at December 31, 2005.

Capital Expenditures

     During the first six months of 2006 and 2005, we made capital expenditures of $33.7 million and $30.0 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of June 30, 2006, we had approximately $159.9 million and $84.4 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  Scheduled principal payments under our senior credit facility for the years 2006, 2007 and 2008 are approximately $820,000, $1.6 million and $1.6 million, respectively.  Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

      In the second quarter of 2006, we reduced our senior credit facility by approximately $50.0 million and wrote off approximately $730,000 of capitalized debt issuance costs.

     On August 2, 2006, we purchased $16.3 million of our senior subordinated notes at a market price of $16.8 million.  In connection with the purchase, we wrote off approximately $530,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior subordinated notes was $68.1 million and total debt outstanding was $228.0 million.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100 million six-year revolving credit facility.  The following table sets forth the maturity date, amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2006 (dollars in thousands):

Amount Available
	Maturity	Effective	Amounts	For Additional
Senior Credit Facility	Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,052 (1)
Term loan facility	August 2010	5.84% (2)	159,906	-
			_______	______
Total			$ 159,906	$ 88,052
			_______	_______

(1) At June 30, 2006, amounts available under the revolving portion of our credit facility reflected a reduction of $11.9 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2006 was 7.25%.

Senior Subordinated Notes

     In 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes.  As of June 30, 2006, $84.4 million principal amount of the notes remained outstanding.  On August 2, 2006, we purchased $16.3 million of our senior subordinated notes at a market price of $16.8 million.  In connection with the purchase, we wrote off approximately $530,000 of capitalized debt issuance costs.  We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of June 30, 2006 and December 31, 2005, the fair values of our swap agreements were positive in the aggregate and were recorded as an asset of $580,000 and $1.8 million, respectively.  If these interest rate protection agreements were not in place, interest expense would have been approximately $1.5 million and $389,000 higher for the six months ended June 30, 2006 and 2005, respectively.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of June 30, 2006, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2006	$ 824
2007	1,649
2008	1,649
2009	1,649
2010	154,135
Thereafter	84,439

Critical Accounting Estimates

Revenue Recognition and Accounts Receivable Realization

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104,“Revenue Recognition,” when each of the following four criteria are met:

     1)   a contract or sales arrangement exists;
     2)   products have been shipped and title has transferred or services have been rendered;
     3)   the price of the products or services is fixed or determinable; and
     4)   collectibility is reasonably assured.

     We recognize rental revenue based on the number of days a product is used by the patient/facility at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred. In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers (“TPP”), both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the third‑party payer.  International trade accounts receivable consist of amounts due primarily from acute care organizations.

     The domestic TPP reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time that the receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of amounts due from trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our net billed receivables at June 30, 2006 would impact pre-tax earnings by approximately $6.3 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

New Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”),“Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using Accounting Principles Board Opinion No. 25, (“APB 25”),“Accounting for Stock Issued to Employees,” and required such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.  Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  In accordance with SFAS 123R, we have now presented the cash flows for tax benefits resulting from the exercise of share-based payment arrangements in excess of the tax benefits recorded on compensation cost recognized for those options (excess tax benefits) as financing activity cash flows.

     KCI has elected to use the Black-Scholes model to estimate the fair value of option grants under SFAS 123R.  We believe that the use of the Black-Scholes model meets the fair value measurement objective of SFAS 123R and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by us under SFAS 123R.

     With the adoption of SFAS 123R, KCI estimates forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, we recorded forfeitures of stock-based compensation awards as they occurred.  As a result of this change, we recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in our condensed consolidated statement of earnings in the first quarter of 2006.

     As of June 30, 2006, there was $33.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

     As of June 30, 2006, there was $14.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  We adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our results of operations and our financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

     We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly.  We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our debt through interest rate swap agreements which effectively convert a portion of our variable-rate debt to a fixed rate basis through August 21, 2006, thus reducing the impact of changes in interest rates on future interest expenses.

     As of June 30, 2006, we have three interest rate swap agreements pursuant to which we have fixed the rates on $150.0 million, or 93.8%, of our variable rate debt as follows:

     -  2.755% per annum on $50.0 million of our variable rate debt through August 21, 2006;
     -  2.778% per annum on $50.0 million of our variable rate debt through August 21, 2006; and
     -  2.788% per annum on $50.0 million of our variable rate debt through August 21, 2006.

     The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of June 30, 2006.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.   Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date as of June 30, 2006
	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ —	$ —	$ —	$ —	$ 84,439	$ 84,439	$ 86,972
Weighted average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$ 824	$ 1,649	$ 1,649	$ 1,649	$ 154,135	$159,906	$ 159,906
Weighted average interest rate (1)	7.250%	7.250%	7.250%	7.250%	7.250%	7.250%

Interest rate swaps (2)
Variable to fixed-notional amount	$ 150,000	$ —	$ —	$ —	$ —	$150,000	$ 581
Weighted average pay rate	2.774%	—	—	—	—	2.774%
Weighted average receive rate	5.476%	—	—	—	—	5.476%

(1) The weighted average interest rates for future periods are based on the current period nominal interest rates.
(2) Interest rate swaps are included in the variable rate debt under long-term debt. The fair values of our interest rate swap agreements were positive in the aggregate and were recorded as an asset at June 30, 2006.

      In June 2006, we entered into a new interest rate swap agreement, effective August 21, 2006, pursuant to which we fixed the rate on an initial $100.0 million notional amount of our outstanding variable rate debt at 5.55%.  The notional amount will decrease from $100.0 million to $80.0 million on September 30, 2006, to $60.0 million on December 30, 2006 and to $45.0 million on March 30, 2007 until maturity on June 30, 2007.  We do not use financial instruments for speculative or trading purposes.

Foreign Currency and Market Risk

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

     KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to partially mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions.

     At June 30, 2006, we had outstanding forward currency exchange contracts to sell approximately $9.1 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $23.1 million for the six months ended June 30, 2006.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2006 would change our net earnings for the six months ended June 30, 2006 by approximately $1.9 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures.  KCI’s management, with the participation of KCI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of KCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, KCI’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, KCI’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act is accumulated and communicated to KCI’s management, including KCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls.  There have not been any changes in KCI’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially effect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc., Medela AG (collectively, "Medela") and Patient Care Systems, Inc. (“PCS”) in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $379.5 million in revenue, or approximately 58% of total revenue, for the six months ended June 30, 2006 and $706.0 million in revenue, or 58% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems and others may do so in the future.  In this regard, BlueSky Medical Group, Inc. is marketing a pump and dressing kits to compete directly with V.A.C. systems.  In 2004, BlueSky received U.S. Food and Drug Administration (“FDA”) clearance of its pump and one of its dressings, which in 2005 were also assigned by the Centers for Medicare and Medicaid Services (“CMS”) to the Medicare reimbursement codes for Negative Pressure Wound Therapy (“NPWT”), the same codes assigned to our V.A.C. systems and disposables.  It is possible that manufacturers or dealers of other V.A.C.-like products will obtain similar FDA approvals and CMS coding, which would increase the number of competitors in advanced wound care.

     On August 3, 2006, the U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG were valid and enforceable.   The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $379.5 million in revenue, or approximately 58% of total revenue, for the six months ended June 30, 2006 and $706.0 million in revenue, or 58% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     In the U.S., our therapeutic surfaces business primarily competes with the Hill-Rom Company and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited. We face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, some of our contracts with the larger hospital group purchasing organizations (“GPOs”) are sole-source or dual-source agreements.  GPOs have come under pressure to modify their membership requirements and contracting practices, including conversion of sole-source and dual-source agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.  As our sole-source and dual-source agreements reach the end of their current terms, it is likely that renewals will result in dual or multi-source agreements with GPOs in the advanced wound care and therapeutic surfaces categories.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.  If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

      Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  Also, when we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor.  If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell or market a particular product or family of products, due to an injunction, or we may be required to pay material amounts in damages, which could in turn negatively affect our  financial condition and results of operations.  Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

     On August 3, 2006, the U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  KCI intends to challenge the findings of non-infringement before the trial court and on appeal, and there are likely to be significant post-verdict motions and hearings.  The defendants in the case may also challenge the jury’s findings of patent validity.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $379.5 million in revenue, or approximately 58% of total revenue, for the six months ended June 30, 2006 and $706.0 million in revenue, or 58% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

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

We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.

     From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care or therapeutic surfaces for the purpose of developing products that compete with ours, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of such intellectual property infringement claims, we could be required to:

     -  pay material damages for third-party infringement claims;
     -  discontinue manufacturing, using or selling the infringing products;
     -  discontinue using the infringing technology or processes;
     -  develop non-infringing technology, which could be time-consuming and costly or may not be possible; or
     -  license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or at all.

     The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be negatively impacted.

Changes to third-party reimbursement policies could reduce the reimbursement we receive for and adversely affect the demand for our products.

     The demand for our products is highly dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment policies of these third-party payers are revised in light of increased efforts to control health care spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease.

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In the past, our V.A.C. systems and disposables were the only devices assigned to the CMS reimbursement codes for NPWT.  In 2005, CMS assigned a pump and dressing kits marketed by BlueSky to the same NPWT codes under the Healthcare Common Procedure Coding System.  Other manufacturers or dealers of products designed to mimic the V.A.C. may also obtain NPWT coding upon obtaining necessary approvals, which would increase competition.  Also, the unique existing code for reimbursement of V.A.C. disposable canisters was eliminated effective December 31, 2005, and consequently, we are required to bill Medicare Part B for V.A.C. canisters under a more generic existing code at a lower reimbursement rate beginning January 1, 2006.  As a result of this reduced reimbursement, we experienced a reduction in revenue for V.A.C. canisters during the first six months of 2006.  As a result of these recent CMS decisions we are experiencing increased competition from BlueSky products and inquiries from other third-party payers regarding reimbursement levels.  Either increased competition or reduced reimbursement could materially and adversely affect our business and operating results.

     The assignment of CMS reimbursement codes to competing products increases the likelihood of our V.A.C. products being subjected to the initial phase of Medicare competitive bidding, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting.  Any declines in Medicare reimbursement could materially and adversely affect our business.  In addition, it is possible that KCI would not be contracted as a supplier of NPWT under a Medicare competitive bidding program.  In April 2006, CMS posted proposed rules on competitive bidding of Durable Medical Equipment (“DME”) in the homecare setting.  In June 2006, we submitted comments to the proposed rules on competitive bidding.  Although CMS has not yet decided on specific product categories that will be covered in the initial phase of competitive bidding, the category for NPWT is among those being considered for 2007 under the proposed rule and may be included in the final rules, which should be adopted later this year, or in future rounds of the competitive bidding process.  The proposed rules also include proposals regarding how CMS will continue to set fee schedule prices for DME that is reimbursed outside of the competitive bidding process.  These proposed rules, if adopted, could potentially be used to reduce reimbursement for DME, including KCI products.  In addition, the proposed rules would require suppliers to meet certain new quality standards to participate in the competitive bidding program and to continue to provide Medicare-covered DME going forward.  Thus, these newly proposed quality standards, if finalized, would apply to KCI and its homecare products irrespective of whether or not KCI products are included in the Medicare competitive bidding program.  Although KCI has already met certain accreditation standards, including accreditation from the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), there can be no assurance that KCI will meet the new quality standards, when finalized, or that the costs for complying with the new standards will not be material.

     The reimbursement of our products is also subject to review by government contractors that administer payments under federal health care programs, including Medicare Durable Medical Equipment Administrative Contractors (“DMACs”), which recently replaced the former Medicare contractors referred to as Durable Medical Equipment Regional Carriers (“DMERCs”).  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of DME in the home.  Adverse determinations and changes in policies can lead to denials of our charges for our products and/or requests to recoup alleged overpayments made to us for our products.  Such adverse determinations and changes can often be challenged only through an administrative appeals process.  In this regard, we currently have approximately $14.4 million in outstanding receivables from CMS, including both unbilled items and claims where coverage or payment was initially denied, which relate to Medicare V.A.C. placements that have extended beyond four months in the home.  We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative processes necessary to obtain payment.  We may not be successful in collecting these amounts.  Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables.  In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

     In April 2006, CMS issued a notice of proposed rulemaking, which includes the first significant changes to the Inpatient Prospective Payment System (“IPPS”) since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal, CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. The resulting changes, if enacted as proposed, could place further downward pressure on prices paid by acute care hospitals to KCI for our products used for inpatient services.

     Due to the increased scrutiny and publicity of increasing health care costs, we may be subject to future assessments or studies by CMS, FDA, or other agencies, which could lead to other changes in their reimbursement policies that adversely affect our business.   In this regard, we were informed in November 2004 that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in a competitive bidding process.  The results of the assessment could potentially be used by CMS or other payers as a basis to reduce pricing or reimbursement for the V.A.C., which would have an adverse impact on our financial condition and results of operations.

     The Office of the Inspector General (“OIG”) of the Department of Health & Human Services (“HHS”) has initiated a study on NPWT for 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of HHS.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG has requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in further audits and/or demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into determinations of the inherent reasonableness of our V.A.C. pricing, to what extent our V.A.C. therapy will be subject to the competitive bidding process and to other Medicare and third-party payer determinations on coverage or reimbursement.

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

Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. therapy's clinical efficacy may reduce physician usage or put pricing pressures on V.A.C. and cause our V.A.C. revenue to decline.

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. across targeted wound types.  A successful clinical trial program is necessary to maintain and increase sales of V.A.C. products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in Europe and Canada.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. therapy, physicians may elect not to use V.A.C. therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial, V.A.C. therapy may not achieve “standard-of-care” designations for the wound types in question, which could deter the adoption of V.A.C. in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. therapy, limit the manner in which they cover V.A.C. therapy, or reduce the price they are willing to pay or reimburse for V.A.C. therapy.

We may be subject to claims audits that could harm our business and financial results.

     As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  The billing, documentation and other practices of health care suppliers are subject to scrutiny, including claims audits.  To ensure compliance with Medicare regulations, contractors, such as the DMACs, which serve as the government's agents for the processing of claims for products sold for home use, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Because we are a DME supplier, those audits involving home use include review of patient claims records.  Such audits can result in delays in obtaining reimbursement and denials of claims for payment submitted by us.  In addition, the government could demand significant refunds or recoupments of amounts paid by the government for claims which are determined by the government to be inadequately supported by the required documentation.

     In addition, private payers may also conduct routine audits, such as one conducted by Michigan Blue Cross.  We reviewed a preliminary report of their findings and filed a response in December 2004 and are currently negotiating on specific claims.  Although no abusive or fraudulent practices were identified by the payer, it is unclear what refunds or recoupments will be expected based on claims reviews. KCI will have appeal rights with regard to any such determinations.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. systems and disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 77% of our total revenue for the first six months of 2006, of which sales of V.A.C. disposables represented approximately 23%.  Accordingly, a shortage of V.A.C. disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

     We have a long-term evergreen supply agreement with Avail through October 2008, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreement and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

     Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  In 2005, Foamex filed for Chapter 11 bankruptcy reorganization.  While in bankruptcy, Foamex could breach or terminate its purchase orders with Avail, reject, delay or refuse to fulfill Avail orders, cease production of the foam necessary for our V.A.C. products, or sell production to a third-party.  Any of these outcomes could jeopardize Avail’s supply of foam and hence our supply of V.A.C. disposables.  Similarly, we contract exclusively with Noble Fiber Technologies, LLC for the supply of specialized silver-coated foam for use in our line of silver dressings.  In the event that Noble experiences manufacturing interruptions, our supply of silver V.A.C. dressings could be jeopardized.  We are in the process of identifying other suppliers that could provide inventory to meet our needs in the event that Foamex is unable to fulfill our requirements for V.A.C. disposables.  If we are required but unable to timely procure an alternate source for this foam at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a material adverse effect on our entire V.A.C. business.

We could be subject to governmental investigations under the federal False Claims Act, the Anti-Kickback Statute, the Stark Law or similar state laws.

     There are numerous rules and requirements governing the submission of claims for payment to federal health care programs.  If we fail to adhere to these requirements in any material respects, the government could allege that claims we have submitted for payment violate the federal False Claims Act (“FCA”), which generally prohibits the making of false statements to the government to receive payment.  Violation of the criminal FCA can result in imprisonment of five years, a fine of up to $250,000 for an individual or $500,000 for an organization, up to three times the amount of the improper payment and exclusion from participating in federal and state health care programs.  Imposition of such penalties or exclusions would result in a significant loss of reimbursement and may have a material adverse effect on our financial condition.

     Recently, the federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks to physicians who use and prescribe their products.  The federal Anti-Kickback Statute is a criminal statute that prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state health care program; or (2) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute.  The criminal sanctions for a conviction under the Anti-Kickback Law are imprisonment for not more than five years, a fine of not more than $25,000 or both, for each incident or offense, although under 18 U.S.C.  Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations.  If a party is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the secretary of the United States Department of Health and Human Services is required to bar the party from participation in federal health care programs and to notify the appropriate state agencies to bar the individual from participation in state health care programs. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.

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

     Recent federal cuts to state administered health care programs, particularly Medicaid, have also increased enforcement activity at the state level under both federal and state laws.  In July 2006, CMS released its initial comprehensive Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse.  This new program will work to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states.  Such reviews could result in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on its financial condition and operating results.

We are subject to numerous laws and regulations governing the health care industry, and non-compliance with such laws, as well as changes in such laws or future interpretations of such laws, could reduce demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     There are widespread legislative efforts to control health care costs in the United States and abroad, which we expect will continue in the future. Recent publicity has highlighted the need to control health care spending at the federal (Medicare) and state (Medicaid) levels. We believe this pressure will intensify over time. For example, the enactment of the Medicare Modernization Act eliminated annual payment increases on the V.A.C. system for the foreseeable future and called for implementation of a competitive bidding program. These legislative efforts could negatively impact demand for our products.

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

     We are also subject to various federal and state laws pertaining to health care fraud and abuse, including prohibitions on the submission of false claims and the payment or acceptance of kickbacks or other remuneration in return for the purchase or lease of our products. The United States Department of Justice and the Office of the Inspector General of the United States Department of Health and Human Services have launched enforcement initiatives, which specifically target the long-term care, home health and DME industries. Sanctions for violating these laws include criminal penalties and civil sanctions, including fines and penalties, and possible exclusion from the Medicare, Medicaid and other federal health care programs.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 23, 2006, we held our Annual Meeting of Shareholders.  At the meeting, our shareholders elected the following individuals to serve as our directors:

Class A Directors:	For	Withheld

Woodrin Grossman	64,621,794	2,666,735

Class B Directors:	For	Withheld

N. Colin Lind	63,640,377	3,648,152
C. Thomas Smith	64,147,579	3,140,950
Donald E. Steen	64,410,223	2,878,306

     Our shareholders further approved and authorized the ratification of the appointment of Ernst & Young LLP as our independent accountants for the fiscal year ended December 31, 2006.  With respect to this matter, 64,746,110 shares were voted in favor of ratification, 2,540,924 shares were voted against, and 1,495 shares abstained.

ITEM 5.      OTHER INFORMATION

     On April 1, 2006, the Compensation Committee of the Board of Directors of KCI approved, pursuant to the terms of KCI's 2004 Equity Plan, grants of restricted stock to KCI's President and Chief Executive Officer, Mr. Dennert O. Ware, totaling 50,000 shares of KCI’s common stock (collectively, the "Awards").  The restrictions on the Awards will lapse pursuant to terms and performance milestones set forth by the Compensation Committee.  These terms and milestones relate to required levels of shareholder return, long-term succession planning and successor selection.  In the event the designated milestones are realized, vesting of certain Awards may continue beyond termination of employment.  The Awards are made pursuant to the form of restricted stock award agreement previously approved by the Board of Directors and shareholders, a copy of which is attached as Exhibit 10.1 hereto.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement
10.2	Form of KCI 2004 Equity Plan Non-Qualified Stock Option Agreement
10.3	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement
10.4	Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement
10.5	Form of KCI 2004 Equity Plan International Stock Option Agreement
31.1	Certification of the Principal Executive Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated August 8, 2006.
31.2	Certification of the Principal Financial Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated August 8, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                KINETIC CONCEPTS, INC.
                                                                                                (REGISTRANT)

Date:      August 8, 2006                                                     By:      /s/  DENNERT O. WARE
                                                                                                Dennert O. Ware
                                                                                                President and Chief Executive Officer
                                                                                                (Duly Authorized Officer)

Date:      August 8, 2006                                                     By:      /s/  MARTIN J. LANDON
                                                                                                Martin J. Landon
                                                                                                Senior Vice President and Chief Financial Officer
                                                                                                (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement
10.2	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement
10.3	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement
10.4	Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement
10.5	Form of KCI 2004 Equity Plan International Stock Option Agreement
31.1	Certification of the Principal Executive Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated August 8, 2006.
31.2	Certification of the Principal Financial Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated August 8, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 8, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.