Form 10-Q
period 2006-09-30
KINETIC CONCEPTS INC /TX/
filed 2006-11-03
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock: 69,785,614 shares as of October 31, 2006

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms used in this report are our trademarks:  AirMaxxis®, AtmosAir®, BariAir®, BariatricSupport™, BariKare®, BariMaxx®, BariMaxx® II, DeltaTherm™, DynaPulse®, FirstStep®, FirstStep® Advantage™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir Elite®, FluidAir® II, KCI®, GranuFoam® Silver™, KinAir® IV, KinAir MedSurg®, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, PlexiPulse®, PlexiPulse® AC, Pulse IC™, Pulse SC™, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, T.R.A.C.®, The Clinical Advantage®, TheraKair®, TheraKair Visio®, TheraPulse®, TheraPulse® II, TheraPulse® ATP™, TheraRest®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, Vacuum Assisted Closure® and V.A.C. Instill®.  All other trademarks appearing in this report are the property of their holders.

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

     -     attracting and retaining customers;

     -     competition in our markets;

     -     the timing and amount of future equity compensation expenses;

     -     productivity of our sales force;

     -     future economic conditions or performance, including seasonality;

     -     changes in patient demographics;

     -     estimated charges for compensation or otherwise; and

     -     any statements of assumptions underlying any of the foregoing.

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  These risks include growing competition that we face; our dependence on our intellectual property; adverse results from pending litigation; our dependence on new technology; third-party and governmental reimbursement; the fluctuations in our operating results and the possible inability to meet our published financial guidance; the clinical efficacy of V.A.C. therapy relative to alternative devices or therapies and the results from related clinical trials; shortages of products resulting from the use of a limited group of suppliers and adverse results of potential government investigations, laws and regulations.  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating KCI's prospects and future financial performance.  The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of KCI.  These forward‑looking statements are made as of the date of this report.  KCI disclaims any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 80,729	$ 123,383
Accounts receivable, net	312,377	281,890
Inventories, net	41,748	28,429
Deferred income taxes	33,307	26,447
Prepaid expenses and other current assets	22,370	16,908
	_______	_______
Total current assets	490,531	477,057

Net property, plant and equipment	199,067	192,243
Debt issuance costs, less accumulated amortization of
$14,872 at 2006 and $12,709 at 2005	5,382	7,545
Deferred income taxes	9,184	6,895
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization
of $9,632 at 2006 and $9,310 at 2005	32,638	29,002
	_______	_______
	$ 786,171	$ 762,111
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 34,768	$ 43,853
Accrued expenses and other	162,015	170,695
Current installments of long-term debt	1,649	1,769
Income taxes payable	30,052	18,619
	_______	_______
Total current liabilities	228,484	234,936

Long-term debt, net of current installments	225,972	292,726
Deferred income taxes	25,497	30,622
Other non-current liabilities	10,093	12,361
	_______	_______
	490,046	570,645
Shareholders' equity:
Common stock; authorized 225,000 at 2006 and
2005; issued and outstanding 69,791 at 2006
and 70,307 at 2005	70	70
Preferred stock; authorized 50,000 at 2006 and 2005;
issued and outstanding 0 at 2006 and 2005	-	-
Additional paid-in capital	560,962	557,468
Deferred compensation	-	(6,880)
Retained deficit	(283,663)	(365,916)
Accumulated other comprehensive income	18,756	6,724
	_______	_______
Shareholders' equity	296,125	191,466
	_______	_______
	$ 786,171	$ 762,111
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Rental	$ 252,974	$ 221,747	$ 716,740	$ 628,732
Sales	97,883	90,601	283,405	257,799
	_______	_______	________	_______
Total revenue	350,857	312,348	1,000,145	886,531

Rental expenses	156,466	136,160	445,984	394,412
Cost of sales	30,254	29,673	87,222	83,396
	_______	_______	________	_______
Gross profit	164,137	146,515	466,939	408,723

Selling, general and administrative expenses	75,182	66,160	215,807	182,780
Research and development expenses	9,174	7,724	25,056	20,697
Litigation settlement expense	-	72,000	-	72,000
	_______	_______	________	_______
Operating earnings	79,781	631	226,076	133,246

Interest income and other	1,660	2,504	3,787	3,522
Interest expense	(5,337)	(5,989)	(15,311)	(18,898)
Foreign currency gain (loss)	(747)	218	(1,125)	(3,040)
	_______	_______	________	_______
Earnings (loss) before income taxes (benefit)	75,357	(2,636)	213,427	114,830

Income taxes (benefit)	26,375	(1,484)	69,297	39,042
	_______	_______	________	_______
Net earnings (loss)	$ 48,982	$ (1,152)	$ 144,130	$ 75,788
	_______	_______	________	_______
Net earnings (loss) per share:
Basic	$ 0.69	$ (0.02)	$ 2.03	$ 1.09
	_______	_______	________	_______
Diluted	$ 0.67	$ (0.02)	$ 1.97	$ 1.04
	_______	_______	________	_______
Weighted average shares outstanding:
Basic	71,235	69,587	71,098	69,229
	_______	_______	________	_______
Diluted	73,105	69,587	73,321	73,019
	_______	_______	________	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$ 144,130	$ 75,788
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	58,327	51,213
Provision for bad debt	10,490	12,979
Amortization of deferred gain on sale of headquarters facility	(803)	(803)
Write-off of deferred debt issuance costs	1,262	2,308
Share-based compensation expense	11,397	1,196
Tax benefit related to exercise of stock options	-	19,978
Excess tax benefit from share-based payment arrangements	(29,286)	(19,978)
Change in assets and liabilities:
Increase in accounts receivable, net	(38,287)	(27,920)
Decrease (increase) in inventories, net	(12,861)	3,066
Decrease (increase) in current deferred income taxes	(6,860)	1,268
Increase in prepaid expenses and other current assets	(7,295)	(5,932)
Decrease in accounts payable	(8,757)	(293)
Decrease in accrued expenses and other	(8,133)	(1,306)
Increase in income taxes payable	42,514	25,613
Decrease in non-current deferred income taxes, net	(6,734)	(6,556)
	_______	_______
Net cash provided by operating activities	149,104	130,621
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(54,195)	(54,716)
Decrease (increase) in inventory to be converted into equipment
for short-term rental	(6,000)	1,300
Dispositions of property, plant and equipment	1,136	803
Increase in other non-current assets	(3,967)	(405)
	_______	_______
Net cash used by investing activities	(63,026)	(53,018)
	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(67,638)	(125,710)
Repurchase of common stock	(83,943)	-
Excess tax benefit from share-based payment arrangements	29,286	-
Proceeds from exercise of stock options	8,521	6,264
Purchase of immature shares for minimum tax withholdings	(20,910)	-
Proceeds from purchase of stock in ESPP and other	2,270	2,213
	_______	_______
Net cash used by financing activities	(132,414)	(117,233)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	3,682	(5,245)
	_______	_______
Net decrease in cash and cash equivalents	(42,654)	(44,875)

Cash and cash equivalents, beginning of period	123,383	124,366
	_______	_______
Cash and cash equivalents, end of period	$ 80,729	$ 79,491
	_______	_______
Cash paid during the nine months for:
Interest, net of cash received from interest rate swap agreements	$ 11,868	$ 13,548
Income taxes, net of refunds	$ 40,550	$ 15,413

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI").  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)     Share-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised (“SFAS 123R”), “Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic value method prescribed under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of operations, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we are recognizing compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all benefits of income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present cash flows related to the tax benefit resulting from exercises of share-based payment arrangements in excess of the tax benefit recorded on compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

     During the third quarter and first nine months of 2006, we recorded share-based compensation expense totaling approximately $4.0 million and $11.4 million, respectively, before income taxes, or $0.04 and $0.11 per diluted share, under the provisions of SFAS 123R.  Additionally, for the nine months ended September 30, 2006, we recorded a $31.1 million actual tax benefit from share-based payment arrangements, of which $29.3 million is reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  The $29.3 million excess tax benefit would have been classified as an operating cash inflow prior to the adoption of SFAS 123R.

     With the adoption of SFAS 123R, KCI estimates forfeitures when recognizing compensation cost.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, we recorded forfeitures of share-based compensation awards as they occurred.  As a result of this change, we recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in our condensed consolidated statement of operations in the first quarter of 2006.

     The weighted-average estimated fair value of stock options granted during the three and nine-month periods ended September 30, 2006 was $18.39 and $18.69 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected stock volatility	37.0%	37.8%
Expected dividend yield	-	-
Risk-free interest rate	5.0%	4.9%
Expected life (years)	6.3	6.2

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

     Share-based compensation expense was recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 as follows (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Rental expenses	$ 1,056	$ 3,014
Cost of sales	110	346
Selling, general and administrative expenses	2,828	8,037
Pre-tax share-based compensation expense	3,994	11,397
Less: Income tax benefit	(1,242)	(3,322)
	______	______
Total share-based compensation
expense, net of tax	$ 2,752	$ 8,075
	______	______

     Prior to 2006, as permitted by SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” we used the intrinsic value method prescribed under APB 25 to account for our share-based compensation plans.  For the three and nine months ended September 30, 2005, the impact of adopting SFAS 123R approximates the SFAS 123 disclosure of pro-forma net earnings (loss) and net earnings (loss) per share as follows (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net earnings (loss), as reported	$ (1,152)	$ 75,788
	_______	_______
Pro forma net earnings (loss):
Net earnings (loss), as reported	$ (1,152)	$ 75,788
Compensation expense under intrinsic method	389	789
Compensation expense under fair value method	(1,806)	(4,521)
	______	______
Pro forma net earnings (loss)	$ (2,569)	$ 72,056
	_______	_______
Net earnings (loss) per share, as reported:
Basic	$ (0.02)	$ 1.09
Diluted	$ (0.02)	$ 1.04

Pro forma net earnings (loss) per share:
Basic	$ (0.04)	$ 1.04
Diluted	$ (0.04)	$ 0.99

(c)     Income Taxes

     We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  During the third quarter of 2006, our effective rate is lower than our statutory rate due to the impact of earnings in lower-tax foreign jurisdictions.  In addition, the effective income tax rate for the first nine months of 2006 reflects the favorable resolution of certain tax contingencies during the first half of 2006.

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

    In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is permitted, provided the company has not yet issued financial statements for that fiscal year, including interim periods.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

(f)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2005.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable

     Accounts receivable consist of the following (dollars in thousands):

September 30,		December 31,
	2006	2005
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$ 98,133	$ 94,438
Medicare / Medicaid	74,146	62,728
Managed care, insurance and other	138,660	122,242
	_______	_______
USA - Trade accounts receivable	310,939	279,408

International	96,107	79,040
	_______	_______
Total trade accounts receivable	407,046	358,448

Less: Allowance for revenue adjustments	(92,563)	(69,216)
	_______	_______
Gross trade accounts receivable	314,483	289,232

Less: Allowance for bad debt	(6,494)	(9,514)
	_______	_______
Net trade accounts receivable	307,989	279,718

Employee and other receivables	4,388	2,172
	_______	_______
	$ 312,377	$ 281,890
	_______	_______

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  During the first half of 2006, we determined that our current net cash realization on older outstanding homecare claims was lower than originally estimated.  As a result, we increased our estimate of required reserves and recorded an adjustment of approximately $4.1 million in the second quarter of 2006.  In addition, during 2006, we have experienced an increase in our domestic TPP accounts receivable balances, which are reserved at a higher rate than acute and extended care organizations receivables.

(b)     Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005

Finished goods	$ 18,504	$ 5,519
Work in process	3,275	2,705
Raw materials, supplies and parts	37,637	31,878
	______	______
	59,416	40,102
Less: Amounts expected to be converted
into equipment for short-term rental	(12,800)	(6,800)
Reserve for excess and obsolete inventory	(4,868)	(4,873)
	______	______
	$ 41,748	$ 28,429
	______	______

      The finished goods inventory balance as of September 30, 2006 includes approximately $11.8 million of V.A.C. disposables inventory.  Prior to June 2006, we did not maintain significant V.A.C. disposables inventory.

(3)     LONG-TERM OBLIGATIONS

     On August 2, 2006, we purchased $16.3 million of our senior subordinated notes at an open market price of $16.8 million.  In connection with the purchase, we wrote-off approximately $530,000 of capitalized debt issuance costs.  As of September 30, 2006, $68.1 million principal amount of the notes remained outstanding.  In addition, as of September 30, 2006, we had approximately $159.5 million in debt outstanding under our senior credit facility, resulting in $227.6 million in total debt outstanding.

(4)     EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings (loss) per share (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings (loss)	$ 48,982	$ (1,152)	$ 144,130	$ 75,788
	______	______	______	______
Weighted average shares outstanding:
Basic	71,235	69,587	71,098	69,229
Dilutive potential common shares from stock
options and restricted stock (1)	1,870	-	2,223	3,790
	______	______	______	______
Diluted	73,105	69,587	73,321	73,019
	______	______	______	______

Basic net earnings (loss) per share	$ 0.69	$ (0.02)	$ 2.03	$ 1.09
	______	______	______	______

Diluted net earnings (loss) per share	$ 0.67	$ (0.02)	$ 1.97	$ 1.04
	______	______	______	______

(1) Due to their antidilutive effect, 3,545 dilutive potential common shares from stock options have been excluded from the diluted weighted average shares calculation for the three-month period ended September 30, 2005. In addition, potentially dilutive stock options and restricted stock totaling 2,597 shares and 549 shares for the three months ended September 30, 2006 and 2005, respectively, and 2,523 shares and 73 shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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

     The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004 and November 15, 2005.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan is determined as the fair market value of the shares of our common stock, which is equal to the closing price of our common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  The Compensation Committee of the Board of Directors administers the Directors Stock Plan.  During the first nine months of 2006 and 2005, we granted approximately 41,000 and 36,000 options, respectively, to purchase shares of common stock and issued approximately 14,000 and 8,000 shares of restricted stock, respectively, under this plan.

     On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (“Equity Plan”) and the 2004 Employee Stock Purchase Plan ("ESPP").  The Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the Equity Plan is equal to KCI’s closing stock price on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units is determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria is considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.

     During the first nine months of 2006 and 2005, we granted approximately 870,000 and 514,000 options, respectively, to purchase shares of common stock under the Equity Plan.  Additionally, during the first nine months of 2006 and 2005, we issued approximately 235,000 and 86,000 shares of restricted stock and restricted stock units, respectively, under the Equity Plan at a weighted average estimated fair value of $36.76 and $59.60, respectively.

     The 2006 restricted stock grants include 50,000 shares of restricted stock (“Awards”) granted to KCI’s President and Chief Executive Officer on April 1, 2006.  The lapsing of restrictions for this Award are based on performance milestones set forth by the Compensation Committee of the Board of Directors.  These terms and milestones relate to required levels of shareholder return, long-term succession planning and successor selection.  In the event the designated milestones are realized, vesting of certain Awards may continue beyond termination of employment.  The compensation cost associated with these Awards is being recognized over the estimated performance period for all restrictions probable of lapsing.  Based on the anticipated retirement of said Chief Executive Officer, we expect to recognize, in the fourth quarter of 2006, compensation cost for awards with restrictions probable of lapsing.  The estimated additional expense associated with the acceleration of vesting for these awards is $450,000.

     The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six‑month offering periods.  Each six‑month offering period will be composed of an identical six‑month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During the first nine months of 2006 and 2005, there were approximately 67,000 shares and 45,000 shares of common stock purchased, respectively, under the ESPP.

     The following table summarizes the number of common shares reserved for future issuance under our stock option plans as of September 30, 2006:

2003 Non-Employee Directors Stock Plan	189,478
2004 Equity Plan	4,345,360
2004 Employee Stock Purchase Plan	2,283,880

6,818,718
________

     A summary of our stock option activity, and related information, for the nine months ended September 30, 2006 is set forth in the table below:

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – beginning of year	6,862	$ 15.76
Granted	910	$ 40.95
Exercised	(2,736)	$ 4.97
Forfeited/expired	(180)	$ 40.45
	_____
Options outstanding – September 30, 2006	4,856	$ 25.64	5.07	$ 80,756
	_____

Exercisable as of September 30, 2006	2,750	$ 13.59	2.82	$ 72,740
	_____

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first nine months of 2006, the total intrinsic value of stock options exercised was $83.3 million.  Cash received from stock options exercised during the first nine months of 2006 was $8.5 million and the actual tax benefit from share-based payment arrangements totaled $31.1 million.

     The weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2006 was $18.69.  As of September 30, 2006, there was $31.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

     The following table summarizes restricted stock activity for the nine months ended September 30, 2006:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Unvested shares – January 1, 2006	193	$ 47.53
Granted	249	$ 41.03
Vested and distributed	(35)	$ 11.15
Forfeited	(18)	$ 47.98
	___
Unvested shares – September 30, 2006	389	$ 46.70
	___

     During the first quarter of 2006, we reclassified $6.9 million related to unvested restricted stock from deferred compensation to additional paid-in capital as a result of the adoption of SFAS 123R.  As of September 30, 2006, there was $13.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price.

(6)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  Comprehensive income for the quarter ended September 30, 2006 and 2005 was income of $47.7 million and a loss of approximately $670,000, respectively.  For the nine months ended September 30, 2006 and 2005, comprehensive income was $156.2 million and $63.0 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income for the three-month and nine-month periods ended September 30, 2006 consisted of a foreign currency translation adjustment loss of approximately $790,000 and a foreign currency translation adjustment gain of $13.3 million, respectively.  For the three-month and nine-month periods ended September 30, 2005, the foreign currency translation adjustment was a gain of approximately $410,000 and a loss of $13.1 million, respectively.

(7)     COMMITMENTS AND CONTINGENCIES

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  All parties in the case have filed motions for a new trial challenging various aspects of the case.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity or enforceability are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $588.8 million in revenue, or 58.9% of total revenue, for the nine months ended September 30, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As of September 30, 2006, our commitments for the purchase of new product inventory, including approximately $8.4 million of disposable products from Avail Medical Products, Inc. and $3.3 million from a major electronic board supplier, were $23.7 million.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(8)     SHARE REPURCHASE PROGRAM

     In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007.  A significant portion of the shares has been repurchased in accordance with a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act.  During the three months ended September 30, 2006, we repurchased and retired 2.7 million shares of KCI common stock at an average price of $30.53 per share for an aggregate purchase price of $83.9 million.  As of September 30, 2006, the remaining authorized amount for share repurchases under this program was $116.1 million.  KCI intends to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open market transactions, or in negotiated transactions off the market, through the third quarter of 2007.

     The purchase price for shares of KCI's stock repurchased under the program was reflected as a reduction to shareholder's equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained deficit.  The share repurchases since the inception of this program are summarized in the table below (in thousands):

Accumulated
		Common Stock		Other	Total
	Shares of	and Additional	Retained	Comprehensive	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Income	Equity

Repurchase of common stock	2,750	$ 22,066	$ 61,877	$ -	$ 83,943
	___	_____	_____	___	_____

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

     Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
USA
V.A.C.	$ 209,271	$ 188,043	$ 588,769	$ 511,620
Therapeutic surfaces/other	44,955	44,297	136,750	134,825
	_______	_______	________	_______
Subtotal - USA	254,226	232,340	725,519	646,445

International
V.A.C.	67,540	52,486	187,131	147,321
Therapeutic surfaces/other	29,091	27,522	87,495	92,765
	_______	_______	________	_______
Subtotal - International	96,631	80,008	274,626	240,086
	_______	_______	________	_______
	$ 350,857	$ 312,348	$ 1,000,145	$ 886,531
	______	______	_______	______

Operating earnings:
USA	$ 98,476	$ 89,421	$ 284,567	$ 239,307
International	13,639	11,000	36,758	36,557
Litigation settlement expense	-	(72,000)	-	(72,000)

Other (1):
Executive	(7,309)	(6,939)	(19,738)	(13,143)
Finance	(10,074)	(9,441)	(30,237)	(26,859)
Manufacturing/Engineering	(3,053)	(1,356)	(8,314)	(3,251)
Administration	(11,898)	(10,054)	(36,960)	(27,365)
	_______	_______	________	_______
Total other	(32,334)	(27,790)	(95,249)	(70,618)
	_______	_______	________	_______
	$ 79,781	$ 631	$ 226,076	$ 133,246
	______	______	_______	______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of operations.

(10)     SUBSEQUENT EVENT

     On October 10, 2006, Dennert O. Ware, KCI’s President and Chief Executive Officer, announced his intention to retire from KCI.  On October 20, 2006, we announced that Ms. Catherine M. Burzik will succeed Mr. Ware as Director, President and Chief Executive Officer of KCI, effective November 6, 2006.  Ms. Burzik joins KCI from her position as President of Applied Biosystems, Inc.  Mr. Ware plans to remain with KCI and continue serving as a Director through December 31, 2006.

(11)    GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $68.1 million of the notes remained outstanding as of September 30, 2006.

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

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2006 and December 31, 2005 and the related condensed consolidating statements of earnings (operations) for the three and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
September 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
Assets:	Borrower	sidiaries	sidiaries	nations	sidiaries
Current assets:
Cash and cash equivalents	$ -	$ 17,212	$ 63,517	$ -	$ 80,729
Accounts receivable, net	-	217,587	95,866	(1,076)	312,377
Inventories, net	-	24,775	16,973	-	41,748
Deferred income taxes	-	33,307	-	-	33,307
Prepaid expenses and other current assets	-	13,118	9,252	-	22,370
	_______	________	_______	_______	_______
Total current assets	-	305,999	185,608	(1,076)	490,531

Net property, plant and equipment	-	138,946	70,215	(10,094)	199,067
Debt issuance costs, net	-	5,382	-	-	5,382
Deferred income taxes	-	-	9,184	-	9,184
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	30,653	12,482	(10,497)	32,638
Intercompany investments and advances	296,139	560,302	72,851	(929,292)	-
	_______	________	_______	_______	_______
	$ 296,139	$ 1,081,061	$ 359,930	$ (950,959)	$ 786,171
	______	_______	______	______	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 24,670	$ 10,098	$ -	$ 34,768
Accrued expenses and other	14	111,057	50,944	-	162,015
Current installments of long-term debt	-	1,649	-	-	1,649
Intercompany payables	-	-	61,622	(61,622)	-
Income taxes payable	-	27,933	2,119	-	30,052
	_______	________	_______	_______	_______
Total current liabilities	14	165,309	124,783	(61,622)	228,484

Long-term debt, net of current installments	-	225,972	-	-	225,972
Intercompany payables, non-current	-	(27,321)	27,321	-	-
Deferred income taxes	-	25,497	-	-	25,497
Other non-current liabilities	-	20,158	432	(10,497)	10,093
	_______	________	_______	_______	_______
	14	409,615	152,536	(72,119)	490,046
Shareholders' equity	296,125	671,446	207,394	(878,840)	296,125
	_______	________	_______	_______	_______
	$ 296,139	$ 1,081,061	$ 359,930	$ (950,959)	$ 786,171
	______	_______	______	______	______

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

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended September 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 194,511	$ 58,463	$ -	$ 252,974
Sales and other	-	67,075	35,795	(4,987)	97,883
	_______	_______	______	_______	_______
Total revenue	-	261,586	94,258	(4,987)	350,857

Rental expenses	-	97,923	58,543	-	156,466
Cost of sales	-	22,761	9,907	(2,414)	30,254
	_______	_______	______	_______	_______
Gross profit	-	140,902	25,808	(2,573)	164,137

Selling, general and administrative
expenses	-	57,601	17,107	474	75,182
Research and development expenses	-	7,890	1,284	-	9,174
	_______	_______	______	_______	_______
Operating earnings	-	75,411	7,417	(3,047)	79,781

Interest income	-	1,513	489	(342)	1,660
Interest expense	-	(5,290)	(389)	342	(5,337)
Foreign currency loss	-	(475)	(272)	-	(747)
	_______	_______	______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	71,159	7,245	(3,047)	75,357

Income taxes	-	26,088	1,359	(1,072)	26,375
	_______	_______	______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	45,071	5,886	(1,975)	48,982
Equity in earnings of subsidiaries	48,982	5,887	-	(54,869)	-
	_______	_______	______	_______	_______
Net earnings	$ 48,982	$ 50,958	$ 5,886	$ (56,844)	$ 48,982
	______	______	_____	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Operations
For the three months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 174,370	$ 47,377	$ -	$ 221,747
Sales and other	-	65,319	32,809	(7,527)	90,601
	______	_______	______	_______	_______
Total revenue	-	239,689	80,186	(7,527)	312,348

Rental expenses	-	88,032	48,128	-	136,160
Cost of sales	-	23,588	9,131	(3,046)	29,673
	______	_______	______	_______	_______
Gross profit	-	128,069	22,927	(4,481)	146,515

Selling, general and administrative
expenses	-	55,878	11,893	(1,611)	66,160
Research and development expenses	-	6,282	1,442	-	7,724
Litigation settlement expense	-	72,000	-	-	72,000
	______	_______	______	_______	_______
Operating earnings (loss)	-	(6,091)	9,592	(2,870)	631

Interest income and other	-	2,382	38	84	2,504
Interest expense	-	(5,616)	(289)	(84)	(5,989)
Foreign currency gain	-	-	218	-	218
	______	_______	______	_______	_______
Earnings (loss) before income taxes
(benefit) and equity in earnings
(loss) of subsidiaries	-	(9,325)	9,559	(2,870)	(2,636)

Income taxes (benefit)	-	(3,089)	2,546	(941)	(1,484)
	______	_______	______	_______	_______
Earnings (loss) before equity in
earnings (loss) of subsidiaries	-	(6,236)	7,013	(1,929)	(1,152)
Equity in earnings (loss) of subsidiaries	(1,152)	7,013	-	(5,861)	-
	______	_______	______	_______	_______
Net earnings (loss)	$ (1,152)	$ 777	$ 7,013	$ (7,790)	$ (1,152)
	_____	______	_____	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the nine months ended September 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 554,457	$ 162,283	$ -	$ 716,740
Sales and other	-	188,123	112,923	(17,641)	283,405
	_______	_______	_______	_______	________
Total revenue	-	742,580	275,206	(17,641)	1,000,145

Rental expenses	-	279,582	166,402	-	445,984
Cost of sales	-	64,291	29,409	(6,478)	87,222
	_______	_______	_______	_______	________
Gross profit	-	398,707	79,395	(11,163)	466,939

Selling, general and administrative
expenses	-	172,132	45,833	(2,158)	215,807
Research and development expenses	-	21,299	3,757	-	25,056
	_______	_______	_______	_______	________
Operating earnings	-	205,276	29,805	(9,005)	226,076

Interest income	-	3,692	877	(782)	3,787
Interest expense	-	(15,162)	(931)	782	(15,311)
Foreign currency loss	-	(595)	(530)	-	(1,125)
	_______	_______	_______	_______	________
Earnings before income taxes and
equity in earnings of subsidiaries	-	193,211	29,221	(9,005)	213,427

Income taxes	-	67,706	4,515	(2,924)	69,297
	_______	_______	_______	_______	________
Earnings before equity in
earnings of subsidiaries	-	125,505	24,706	(6,081)	144,130
Equity in earnings of subsidiaries	144,130	24,706	-	(168,836)	-
	_______	_______	_______	_______	________
Net earnings	$ 144,130	$ 150,211	$ 24,706	$ (174,917)	$ 144,130
	______	______	______	______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the nine months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 489,524	$ 139,208	$ -	$ 628,732
Sales and other	-	178,216	101,631	(22,048)	257,799
	_______	_______	_______	_______	_______
Total revenue	-	667,740	240,839	(22,048)	886,531

Rental expenses	-	253,131	141,281	-	394,412
Cost of sales	-	63,685	27,133	(7,422)	83,396
	_______	_______	_______	_______	_______
Gross profit	-	350,924	72,425	(14,626)	408,723

Selling, general and administrative
expenses	-	151,846	35,558	(4,624)	182,780
Research and development expenses	-	17,115	3,582	-	20,697
Litigation settlement expense	-	72,000	-	-	72,000
	_______	_______	_______	_______	_______
Operating earnings	-	109,963	33,285	(10,002)	133,246

Interest income and other	-	3,257	265	-	3,522
Interest expense	-	(18,503)	(395)	-	(18,898)
Foreign currency loss	-	-	(3,040)	-	(3,040)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	94,717	30,115	(10,002)	114,830

Income taxes	-	36,863	5,580	(3,401)	39,042
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	57,854	24,535	(6,601)	75,788
Equity in earnings of subsidiaries	75,788	24,535	-	(100,323)	-
	_______	_______	_______	_______	_______
Net earnings	$ 75,788	$ 82,389	$ 24,535	$ (106,924)	$ 75,788
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the nine months ended September 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 144,130	$ 150,211	$ 24,706	$ (174,917)	$ 144,130
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(162,019)	(640)	(1,260)	168,893	4,974
	_______	_______	_______	_______	_______
Net cash provided (used) by
operating activities	(17,889)	149,571	23,446	(6,024)	149,104
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(35,016)	(19,179)	-	(54,195)
Increase in inventory to be converted into
equipment for short-term rental	-	(6,000)	-	-	(6,000)
Dispositions of property, plant and
equipment	-	467	669	-	1,136
Increase in other non-current assets	-	(2,492)	(6,897)	5,422	(3,967)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(43,041)	(25,407)	5,422	(63,026)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(66,874)	(764)	-	(67,638)
Repurchase of common stock	(83,943)	-	-	-	(83,943)
Excess tax benefit from share-based
payment arrangements	29,286	-	-	-	29,286
Proceeds from exercise of stock options	8,521	-	-	-	8,521
Purchase of immature shares for minimum
tax withholdings	(20,910)	-	-	-	(20,910)
Proceeds from purchase of stock in ESPP
and other	2,270	-	-	-	2,270
Proceeds (payments) on intercompany
investments and advances	63,752	(84,577)	8,112	12,713	-
Other	18,913	(10,342)	3,540	(12,111)	-
	_______	_______	_______	_______	_______
Net cash provided (used) by
financing activities	17,889	(161,793)	10,888	602	(132,414)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	3,682	-	3,682
	_______	_______	_______	_______	_______
Net increase (decrease) in cash and cash
equivalents	-	(55,263)	12,609	-	(42,654)
Cash and cash equivalents,
beginning of period	-	72,475	50,908	-	123,383
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 17,212	$ 63,517	$ -	$ 80,729
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the nine months ended September 30, 2005
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 75,788	$ 82,389	$ 24,535	$ (106,924)	$ 75,788
Adjustments to reconcile net earnings to net
cash provided by operating activities	(54,615)	(509)	10,769	99,188	54,833
	_______	_______	______	_______	_______
Net cash provided by operating activities	21,173	81,880	35,304	(7,736)	130,621
	_______	_______	______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(39,103)	(15,613)	-	(54,716)
Decrease in inventory to be converted into
equipment for short-term rental	-	1,300	-	-	1,300
Dispositions of property, plant and
equipment	-	406	397	-	803
Decrease (increase) in other assets	-	-	5,333	(5,738)	(405)
	_______	_______	______	_______	_______
Net cash used by investing activities	-	(37,397)	(9,883)	(5,738)	(53,018)
	_______	_______	______	_______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term debt,
capital lease and other obligations	-	(125,843)	133	-	(125,710)
Proceeds from exercise of stock options	6,264	-	-	-	6,264
Proceeds from purchase of stock in ESPP	2,213	-	-	-	2,213
Proceeds (payments) on intercompany
investments and advances	(12,584)	14,577	(1,396)	(597)	-
Other	(17,066)	1,062	1,933	14,071	-
	_______	_______	______	_______	_______
Net cash provided (used) by financing activities	(21,173)	(110,204)	670	13,474	(117,233)
	_______	_______	______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	(5,245)	-	(5,245)
	_______	_______	______	_______	_______

Net increase (decrease) in cash and cash
equivalents	-	(65,721)	20,846	-	(44,875)
Cash and cash equivalents,
beginning of period	-	84,903	39,463	-	124,366
	_______	_______	______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 19,182	$ 60,309	$ -	$ 79,491
	______	______	_____	______	______

See accompanying notes to condensed consolidated financial statements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  This section contains forward-looking statements that reflect management’s plans, estimates and beliefs, including those listed under the caption “Special Note Regarding Forward Looking Statements.”  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under Part II, Item 1A. “Risk Factors.”

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International.  Operations in the United States accounted for approximately 73% of our total revenue for the nine months ended September 30, 2006.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the nine months ended September 30, 2006, we directly bill our customers, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. systems, which accounted for approximately 78% of total revenue for the nine months ended September 30, 2006, up from 74% for the same period in 2005.

     Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the holidays.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may occur in subsequent periods.

     We believe that the historical growth in our domestic V.A.C. revenue has been due in part to the availability of homecare reimbursement for our V.A.C. systems and disposables under the Medicare program, as administered by the Centers for Medicare and Medicaid Services (“CMS”).  Recently, products competing with V.A.C. systems have become eligible for homecare reimbursement under the Medicare Negative Pressure Wound Therapy (“NPWT”) codes, which has resulted in increased competition.  Other competitors’ products may also be assigned to the same codes upon obtaining necessary approvals.  In addition, effective January 1, 2006, CMS effectively reduced the reimbursement for V.A.C. disposable canisters through coding decisions.  In April 2006, CMS posted proposed rules in the competitive bidding of Durable Medical Equipment in the homecare setting.  In June 2006, we submitted comments to the proposed rules on competitive bidding.  Although CMS has not yet decided on specific product categories that will be covered in the initial phase of competitive bidding, the category for NPWT is among those being considered for the initial phase in 2007 under the current proposed rule and may be included in the final rules, which should be adopted later this year, or in subsequent phases of the competitive bidding process.  As a result of CMS coding decisions and policies, we may experience increased competition from similarly-coded products in future periods and reimbursement we receive from third-party payers may be negatively impacted.

     We believe that the key factors underlying V.A.C. growth over the past year have been:

     -  increasing V.A.C. awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician;

     -  market expansion by identifying new wound type indications for V.A.C. use and increasing the percentage of wounds that are considered good candidates for V.A.C. therapy; and

     -  strengthening our contractual relationships with third‑party payers.

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  In order to meet our goals of increasing physician awareness, we increased our total sales force by approximately 200 employees in the first nine months of 2006 and 190 employees throughout 2005.  Our ongoing clinical experience and studies have increased the market acceptance of V.A.C. and expanded the range of wounds considered to be good candidates for V.A.C. therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of V.A.C. on a routine basis for appropriate wounds.  We recently obtained U.S. Food and Drug Administration (“FDA”) clearance for expanded indications for use for V.A.C. systems, which permit KCI to market and label the unique mechanisms of action of V.A.C. therapy.  The new FDA clearance further substantiates the unique mechanisms of action of V.A.C. therapy while clearly differentiating V.A.C. therapy from other offerings in wound care.  We will continue to seek additional indications for use as the body of evidence supporting V.A.C. grows.

     Our intellectual property is very important to maintaining our competitive position.  With respect to our V.A.C. business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in our product portfolio and positioning are also important to our continued growth and market penetration.  We believe our advanced V.A.C. systems have increased customer acceptance and the perceived value of V.A.C. therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating a variety of wounds.

     In addition to our intellectual property estate, we believe that we have competitive strengths in areas such as superior clinical efficacy, which is supported by an extensive collection of published clinical studies, broad reach and customer relationships, our extensive service center network and our expertise in homecare reimbursement.

Recent Development

      On October 10, 2006, Dennert O. Ware, KCI’s President and Chief Executive Officer, announced his intention to retire from KCI.  On October 20, 2006, we announced that Ms. Catherine M. Burzik will succeed Mr. Ware as Director, President and Chief Executive Officer of KCI, effective November 6, 2006.  Ms. Burzik joins KCI from her position as President of Applied Biosystems, Inc.  Mr. Ware plans to remain with KCI and continue serving as a Director through December 31, 2006.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the third quarter of 2006 to the third quarter of 2005 and the first nine months of 2006 to the first nine months of 2005:

	Revenue Relationship

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2006	2005	Change (1)	2006	2005	Change (1)
Revenue:
Rental	72%	71%	14.1%	72%	71%	14.0%
Sales	28	29	8.0	28	29	9.9
	___	___		___	___
Total revenue	100	100	12.3	100	100	12.8

Rental expenses	45	44	14.9	44	45	13.1
Cost of sales	8	9	2.0	9	9	4.6
	___	___		___	___
Gross profit	47	47	12.0	47	46	14.2

Selling, general and administrative expenses	21	21	13.6	22	21	18.1
Research and development expenses	3	3	18.8	2	2	21.1
Litigation settlement expense	-	23	-	-	8	-
	___	___		___	___
Operating earnings	23	-	-	23	15	69.7

Interest income and other	-	1	(33.7)	-	-	7.5
Interest expense	(2)	(2)	(10.9)	(2)	(2)	(19.0)
Foreign currency gain (loss)	-	-	-	-	-	(63.0)
	___	___	___	___	___
Earnings (loss) before income taxes (benefit)	21	(1)	-	21	13	85.9

Income taxes (benefit)	7	(1)	-	7	4	77.5
	___	___	___	___	___
Net earnings (loss)	14%	- %	- %	14%	9%	90.2%
	__	__		__	__

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2006	2005	Change (1)	2006	2005	Change (1)
Total Revenue:
V.A.C.
Rental	$ 191,411	$ 162,814	17.6%	$ 531,590	$ 445,837	19.2%
Sales	85,400	77,715	9.9	244,310	213,104	14.6
	_______	_______		________	_______
Total V.A.C.	276,811	240,529	15.1	775,900	658,941	17.7

Therapeutic surfaces/other
Rental	61,563	58,933	4.5	185,150	182,895	1.2
Sales	12,483	12,886	(3.1)	39,095	44,695	(12.5)
	_______	_______		________	_______
Total therapeutic surfaces/other	74,046	71,819	3.1	224,245	227,590	(1.5)

Total rental revenue	252,974	221,747	14.1	716,740	628,732	14.0
Total sales revenue	97,883	90,601	8.0	283,405	257,799	9.9
	_______	_______		________	_______
Total Revenue	$ 350,857	$ 312,348	12.3%	$ 1,000,145	$ 886,531	12.8%
	______	______		_______	______
USA Revenue:
V.A.C.
Rental	$ 156,981	$ 137,252	14.4%	$ 439,526	$ 376,162	16.8%
Sales	52,290	50,791	3.0	149,243	135,458	10.2
	_______	_______		________	_______
Total V.A.C.	209,271	188,043	11.3	588,769	511,620	15.1

Therapeutic surfaces/other
Rental	38,010	37,438	1.5	116,205	114,511	1.5
Sales	6,945	6,859	1.3	20,545	20,314	1.1
	_______	_______		________	_______
Total therapeutic surfaces/other	44,955	44,297	1.5	136,750	134,825	1.4

Total USA rental	194,991	174,690	11.6	555,731	490,673	13.3
Total USA sales	59,235	57,650	2.7	169,788	155,772	9.0
	_______	_______		________	_______
Total - USA Revenue	$ 254,226	$ 232,340	9.4%	$ 725,519	$ 646,445	12.2%
	______	______		_______	______
International Revenue:
V.A.C.
Rental	$ 34,430	$ 25,562	34.7%	$ 92,064	$ 69,675	32.1%
Sales	33,110	26,924	23.0	95,067	77,646	22.4
	_______	_______		________	_______
Total - V.A.C.	67,540	52,486	28.7	187,131	147,321	27.0

Therapeutic surfaces/other
Rental	23,553	21,495	9.6	68,945	68,384	0.8
Sales	5,538	6,027	(8.1)	18,550	24,381	(23.9)
	_______	_______		________	_______
Total therapeutic surfaces/other	29,091	27,522	5.7	87,495	92,765	(5.7)

Total International rental	57,983	47,057	23.2	161,009	138,059	16.6
Total International sales	38,648	32,951	17.3	113,617	102,027	11.4
	_______	_______		________	_______
Total - International Revenue	$ 96,631	$ 80,008	20.8%	$ 274,626	$ 240,086	14.4%
	______	______		_______	______

(1) Percentage change represents the change in dollars between periods.

     For additional discussion on segment and geographical information, see Note 9 to our condensed consolidated financial statements.

      Total Revenue.  Total revenue for the third quarter of 2006 was $350.9 million, an increase of $38.5 million, or 12.3%, from the prior-year period.  Total revenue for the first nine months of 2006 was $1.0 billion, an increase of $113.6 million, or 12.8%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables, partially offset by lower domestic realized pricing.  Domestic V.A.C. pricing for the third quarter and first nine months of 2006 was negatively impacted by a number of factors including lower canister reimbursement under Medicare Part B, shorter average treatment periods, lower contracted prices, payer mix changes, reductions in cash realization estimates and other factors.  Foreign currency exchange movements accounted for 1.6% and 0.4% of the increase in total revenue in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods of the prior year.

     Domestic Revenue.  Total domestic revenue was $254.2 million for the third quarter of 2006 and $725.5 million for the first nine months of 2006, representing increases of 9.4% and 12.2%, respectively, as compared to the prior-year periods due primarily to increased rental and sales volumes for V.A.C. wound healing devices and related disposables.

     Total domestic V.A.C. revenue was $209.3 million for the third quarter of 2006 and $588.8 million for the first nine months of 2006, representing increases of 11.3% and 15.1%, respectively, compared to the prior-year periods, due to higher V.A.C. rental units in use, partly offset by lower realized pricing and lower usage of dressings and canisters per rental unit in use.  Lower realized V.A.C. pricing resulted primarily from lower canister reimbursement rates under Medicare Part B, shorter average treatment periods and payer mix changes while dressing and canister shipments per unit slowed.  Domestic V.A.C. rental revenue of $157.0 million for the third quarter of 2006 increased $19.7 million, or 14.4%, due to a 20.6% increase in average units on rent compared to the prior-year period.  Higher domestic average units on rent for the third quarter were partially offset by lower realized pricing.  For the first nine months of 2006, domestic V.A.C. rental revenue of $439.5 million increased $63.4 million, or 16.8%, due to a 21.7% increase in average units on rent compared to the prior-year period.  For the first nine months of 2006, higher domestic average units on rent were partially offset by lower realized pricing due to a number of factors including shorter average treatment periods, lower contracted prices, payer mix changes, reductions in cash realization estimates and other factors.  Domestic V.A.C. sales revenue of $52.3 million in the third quarter of 2006 and approximately $149.2 million in the first nine months of 2006 increased 3.0% and 10.2%, respectively, from the prior-year periods.  The increase was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. system unit rentals, offset by lower canister reimbursement and lower canister shipments per rental unit.

     Domestic therapeutic surfaces/other revenue was approximately $45.0 million for the third quarter of 2006 and approximately $136.8 million for the first nine months of 2006, representing increases of 1.5% and 1.4%, respectively, as compared to the prior-year periods reflecting our history of stable, single-digit growth for this product line.

     International Revenue.  Total international revenue was $96.6 million for the third quarter of 2006 and $274.6 million for the first nine months of 2006, representing increases of 20.8% and 14.4%, respectively, as compared to the prior-year periods.  This increase was due primarily to increased rental volumes for V.A.C. wound healing devices and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 6.3% and 1.5% of the increase in total international revenue in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods in the prior year.

     Total international V.A.C. revenue was $67.5 million for the third quarter of 2006 and $187.1 million for the first nine months of 2006, representing increases of 28.7% and 27.0%, respectively, compared to the prior-year periods, due to higher V.A.C. rental units in use and favorable foreign currency exchange variances.  Foreign currency exchange rate movements accounted for 6.8% and 2.4% of the increase in international V.A.C. revenue in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods in the prior year.  International V.A.C. rental revenue of $34.4 million for the third quarter of 2006 increased $8.9 million, or 34.7%, due primarily to a 27.7% increase in average units on rent compared to the prior-year period.  For the first nine months of 2006, international V.A.C. rental revenue of $92.1 million increased $22.4 million, or 32.1%, due primarily to a 31.5% increase in average units on rent compared to the prior-year period.  The average rental price for the third quarter and first nine months of 2006 was comparable to the prior year periods.  Foreign currency exchange rate movements accounted for 7.7% and 3.0% of the increase in international V.A.C. rental revenue in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods in the prior year.  International V.A.C. sales revenue of $33.1 million in the third quarter of 2006 and approximately $95.1 million in the first nine months of 2006 increased 23.0% and 22.4%, respectively, from the prior-year periods.  The increase was due primarily to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. system unit rentals.  During the first quarter of 2005, we completed a $2.6 million V.A.C. sale to the Canadian government, which negatively impacted international V.A.C. sales revenue growth by 4.3% for the first nine months of 2006 compared to the prior-year period.  Foreign currency exchange rate movements accounted for 6.0% and 1.8% of the increase in international V.A.C. sales revenue in the third quarter and first nine months of 2006, respectively, compared to the corresponding periods in the prior year.

     International therapeutic surfaces/other revenue was $29.1 million for the third quarter of 2006, an increase of 5.7% from the prior year period.  For the first nine months of 2006, international therapeutic surfaces/other revenue was $87.5 million, a decrease of $5.3 million, or 5.7%, from the prior-year period.  During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces to the Canadian government, which negatively impacted sales growth for the first nine months of 2006.  Foreign currency exchange rate movements positively impacted international therapeutic surfaces/other revenue by 5.4% and 0.2% for the third quarter and first nine months of 2006, respectively, compared to the prior-year periods.

     Rental Expenses.  Rental expenses were $156.5 million in the third quarter of 2006 and $446.0 million in the first nine months of 2006, representing increases of 14.9% and 13.1%, respectively, over the prior-year periods.  Rental, or “field,” expenses are comprised of both fixed and variable costs.  Rental expenses, as a percentage of total revenue, were higher in the third quarter of 2006 at 44.6% as compared to 43.6% in the prior-year quarter.  The expense associated with our sales headcount increase in the third quarter of 2006 slightly outpaced our rental revenue growth for the same period compared to the prior-year period, due to lower price realization of our V.A.C. rentals, as previously discussed.  Additionally, the third quarter of 2006 included an increase in share-based compensation expense of $1.1 million, before taxes, resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised, “Share-Based Payment,” (“SFAS 123R”) compared to the prior-year period.  Field expenses, as a percentage of revenue, were slightly higher in the first nine months of 2006 at 44.6% compared to 44.5% in the prior-year period.  The year-to-date increase was due primarily to increases in our sales headcount and an increase in share-based compensation expense of $3.0 million, before taxes, under SFAS 123R, partially offset by productivity improvements in our selling and service operations compared to the prior-year period.  Our sales and service headcount increased to approximately 3,400 at September 30, 2006 from approximately 3,100 at December 31, 2005.

     Cost of Sales.  Cost of sales were $30.3 million in the third quarter of 2006 and $87.2 million in the first nine months of 2006, representing increases of 2.0% and 4.6%, respectively, over the prior-year periods.  Cost of sales includes manufacturing costs, product costs and licensing fees associated with our “for sale” products.  Sales margins in the third quarter of 2006 increased to 69.1% compared to 67.2% in the prior-year quarter.  Sales margins in the first nine months of 2006 increased to 69.2% compared to 67.7% in the prior-year period.  The increased margins were due to continued cost reductions resulting from our global supply contract for V.A.C. disposables, including a volume purchase discount received in the second quarter of 2006 relating to a large purchase of V.A.C. disposables.  The benefit of this volume purchase discount has been fully recognized and impacted our sales margins by 1.4% in the third quarter of 2006 and 0.8% in the first nine months of 2006.

     Gross Profit.  Gross profit was $164.1 million in the third quarter of 2006 and $466.9 million in the first nine months of 2006, representing increases of 12.0% and 14.2%, respectively, over the prior-year periods.  Gross profit margin in the third quarter of 2006 was 46.8%, comparable to 46.9% in the prior-year quarter.  Third quarter 2006 gross profit was negatively impacted by lower realized pricing on our V.A.C. rentals and higher selling costs as we continued our sales force expansion.  For the first nine months of 2006, gross profit margin was 46.7%, up from 46.1% in the prior-year period.  Increased revenue combined with productivity improvements in our service operations and continued cost reductions from our global supply contract for V.A.C. disposables contributed to the margin expansion for the first nine months of 2006, partially offset by the impact of our January 1, 2006 adoption of SFAS 123R.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $75.2 million in the third quarter of 2006 and $215.8 million in the first nine months of 2006, representing increases of 13.6% and 18.1%, respectively, over the prior-year periods.  Selling, general and administrative expenses represented 21.4% of total revenue in the third quarter of 2006 compared to 21.2% in the prior-year quarter.  For the first nine months of 2006, selling, general and administrative expenses represented 21.6% of total revenue compared to 20.6% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  In the third quarter and first nine months of 2006, we recorded share-based compensation expenses of approximately $2.8 million and $8.0 million, respectively, before income taxes, including expense resulting from the adoption of SFAS 123R compared to $580,000 and $1.2 million, respectively, recorded in the prior-year periods.  Selling, general and administrative expenses for the third quarter of 2006 and first nine months of 2006 also include an additional $335,000 and $4.5 million expense, respectively, over the prior-year periods related to the patent litigation case against BlueSky Medical.

     Research and Development Expenses.  Research and development expenses in the third quarter of 2006 were $9.2 million and represented 2.6% of total revenue as compared to 2.5% in the prior-year quarter.  For the first nine months of 2006, research and development expenses were $25.1 million and represented 2.5% of total revenue as compared to 2.3% in the prior-year period.  Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. technology and upgrading and expanding our surface technologies.

     Litigation Settlement Expense.  On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in the third quarter of 2005.

     Operating Earnings.  Operating earnings were $79.8 million for the third quarter of 2006 and $226.1 million for the first nine months of 2006 compared to $630,000 and $133.2 million, respectively, in the prior-year periods due primarily to increased revenue in 2006 and the prior-year effect of the litigation settlement recorded in the third quarter of 2005.  Operating margins for the third quarter and first nine months of 2006 were 22.7% and 22.6%, respectively, as compared to 0.2% and 15.0% in the prior-year period.  Share-based compensation recorded under SFAS 123R negatively impacted our operating margin by 1.1% in both the third quarter of 2006 and first nine months of 2006, respectively, compared to 0.2% and 0.1% in the prior-year periods.  Prior to January 1, 2006, we accounted for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”),  Accounting for Stock Issued to Employees.”  The prior-year litigation settlement negatively impacted our operating margins for the third quarter and first nine months of 2005 by 23.1% and 8.1%, respectively.

     Interest Expense.  Interest expense was $5.3 million in the third quarter of 2006 and $15.3 million in the first nine months of 2006 compared to $6.0 million and $18.9 million, respectively, in the prior-year periods.  Interest expense in the third quarter of 2006 and 2005 includes write-offs of $530,000 and $890,000, respectively, of capitalized debt issuance costs.  Interest expense in the first nine months of 2006 and 2005 includes write-offs of capitalized debt issuance costs totaling $1.3 million and $2.3 million, respectively.  The remaining decrease in interest expense from the prior-year periods is due to a reduction in our outstanding debt balance from the prior year, partially offset by an open market premium payment of approximately $490,000 in the third quarter of 2006 related to the purchase of our senior subordinated notes.

     Net Earnings (Loss).  Net earnings for the third quarter of 2006 were $49.0 million compared to a loss of $1.2 million in the prior-year quarter.  For the first nine months of 2006, net earnings were $144.1 million compared to $75.8 million in the prior-year period, an increase of 90.2%.  Net earnings for the third quarter and first nine months of the prior year were unfavorably impacted by the litigation settlement of $47.4 million, net of taxes.

     Net Earnings (Loss) per Share.   Net earnings per diluted share were $0.67 in the third quarter of 2006 compared to a net loss per diluted share of $0.02 in the prior-year period, which was unfavorably impacted by the litigation settlement charge of $47.4 million, or $0.65 per share, net of taxes.  For the first nine months of 2006, net earnings per diluted share were $1.97 compared to net earnings per diluted share of $1.04 in the prior-year period, which was unfavorably impacted by the litigation settlement charge of $0.65 per share.  The repurchases of common stock in 2006 did not have a significant impact on reported earnings per share.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first nine months of 2006 and 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine months ended September 30,
	2006		2005

Net cash provided by operating activities	$ 149,104		$ 130,621	(1)
Net cash used by investing activities	(63,026)		(53,018)
Net cash used by financing activities	(132,414)	(2)	(117,233)	(3)
Effect of exchange rates changes on cash and cash equivalents	3,682		(5,245)
	_______		_______
Net decrease in cash and cash equivalents	$ (42,654)		$ (44,875)
	______		______

(1) This amount for 2005 was reduced by the litigation settlement charge of $72.0 million, which impacted net earnings by $47.4 million, net of the related tax benefit of $24.6 million.
(2) This amount for 2006 includes debt prepayments and regularly scheduled debt payments totaling $50.4 million on our senior credit facility and $16.3 million on our subordinated notes. In addition, the amount for 2006 includes $83.9 million related to the repurchase and retirement of 2.7 million shares of KCI common stock.
(3) This amount for 2005 includes debt prepayments and regularly scheduled debt payments totaling $125.7 million on our senior credit facility.

     At September 30, 2006, cash and cash equivalents of $80.7 million were available for general corporate purposes and the availability under the revolving portion of our senior credit facility was $88.0 million, net of $12.0 million in letters of credit.

Working Capital

     At September 30, 2006, we had current assets of $490.5 million, including $41.7 million in inventory, and current liabilities of $228.5 million resulting in a working capital surplus of $262.0 million compared to a surplus of $242.1 million at December 31, 2005.  The increase in our working capital surplus of $19.9 million was due primarily to increases in cash from operations and increased accounts receivable associated with revenue growth in the current year, partially offset by debt prepayments and the repurchase of KCI common stock through our share repurchase program.

     If rental and sales volumes for V.A.C. systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers.  We have adopted a number of policies and procedures designed to reduce these extended payment cycles.  As of September 30, 2006, we had $312.4 million of receivables outstanding, net of realization reserves of $99.1 million.  Our net receivables were outstanding for an average of 80 days at September 30, 2006 and December 31, 2005.

Capital Expenditures

     During the first nine months of 2006 and 2005, we made capital expenditures of $54.2 million and $54.7 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of September 30, 2006, we had approximately $159.5 million and $68.1 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  Scheduled principal payments under our senior credit facility for the years 2006, 2007 and 2008 are approximately $410,000, $1.6 million and $1.6 million, respectively.  Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility.  The following table sets forth the maturity date, amounts outstanding under the term loan and the revolving credit facility, the effective interest rate on such outstanding amount, and amount available for additional borrowing thereunder, as of September 30, 2006 (dollars in thousands):

Amount Available
	Maturity	Effective	Amount	For Additional
Senior Credit Facility	Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,032 (1)
Term loan facility	August 2010	7.21% (2)	159,494	-
			_______	______
Total			$ 159,494	$ 88,032
			______	______

(1) At September 30, 2006, amount available under the revolving portion of our credit facility reflected a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2006 was 7.12%.

Senior Subordinated Notes

     In 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes.  On August 2, 2006, we purchased $16.3 million of our senior subordinated notes at an open market price of $16.8 million.  In connection with the purchase, we wrote-off approximately $530,000 of capitalized debt issuance costs.  As of September 30, 2006, $68.1 million principal amount of the notes remained outstanding.  We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of September 30, 2006, the fair value of our swap agreement was negative and was recorded as a liability of approximately $110,000.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.0 million and $850,000 higher for the nine months ended September 30, 2006 and 2005, respectively.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of September 30, 2006, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations
2006	$ 412
2007	1,649
2008	1,649
2009	1,649
2010	154,135
Thereafter	68,127

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

     We recognize rental revenue based on the number of days a product is used by the patient/organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our net-billed receivables at September 30, 2006 would impact pre-tax earnings by an estimated $5.3 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”),“Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic method prescribed under APB 25 and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of operations with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we are recognizing compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all benefits of income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present cash flows related to the tax benefit resulting from exercises of share-based payment arrangements in excess of the tax benefit recorded on compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

     With the adoption of SFAS 123R, KCI estimates forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, we recorded forfeitures of share-based compensation awards as they occurred.  As a result of this change, we recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in our condensed consolidated statement of operations in the first quarter of 2006.

     As of September 30, 2006, there was $31.4 million of total unrecognized compensation cost related to non-vested stock options granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

     As of September 30, 2006, there was $13.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

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

    In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is permitted, provided the company has not yet issued financial statements for that fiscal year, including for interim periods.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

     We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly.  We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our debt through an interest rate swap agreement which effectively converts a portion of our variable-rate debt to a fixed rate basis through June 29, 2007, thus reducing the impact of changes in interest rates on future interest expenses.

     At September 30, 2006, we had one interest rate swap agreement pursuant to which we have fixed the rate on $80.0 million notional amount of our outstanding variable rate debt at 5.55%.  The notional amount will decrease from $80.0 million to $60.0 million on December 30, 2006 and to $45.0 million on March 30, 2007 until maturity on June 29, 2007.  We do not use financial instruments for speculative or trading purposes.

     The table below provides information about our long-term debt and interest rate swap, both of which are sensitive to changes in interest rates, as of September 30, 2006.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For our interest rate swap, the table presents the notional amount and weighted average interest rates by expected (contractual) maturity dates.  The notional amount is used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date as of September 30, 2006
	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ —	$ —	$ —	$ —	$ 68,127	$ 68,127	$ 70,171
Weighted average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$ 412	$ 1,649	$ 1,649	$ 1,649	$ 154,135	$159,494	$ 159,494
Weighted average interest rate (1)	7.120%	7.120%	7.120%	7.120%	7.120%	7.120%

Interest rate swap (2)
Variable to fixed-notional amount	$ 20,000	$ 60,000	$ —	$ —	$ —	$ 80,000	$ (111)
Weighted average pay rate	5.550%	5.550%	—	—	—	5.550%
Weighted average receive rate	5.367%	5.367%	—	—	—	5.367%

(1) The weighted average interest rates for future periods are based on the current period nominal interest rates.
(2) The interest rate swap relates to the variable rate debt under long-term debt. The fair value of our interest rate swap agreement was negative and was recorded as a liability at September 30, 2006.

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

     At September 30, 2006, we had outstanding forward currency exchange contracts to sell approximately $18.4 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $36.8 million for the nine months ended September 30, 2006.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2006 would change our net earnings for the nine months ended September 30, 2006 by approximately $2.5 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

     Changes in Internal Controls.  There have not been any changes in KCI’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  All parties in the case have filed motions for a new trial challenging various aspects of the case.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  If the jury verdict stands or if the findings of validity or enforceability are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $588.8 million in revenue, or approximately 58.9% of total revenue, for the nine months ended September 30, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

     Historically, our V.A.C. systems have competed primarily with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. systems, competitors have announced or introduced products similar to or designed to mimic our V.A.C. systems and others may do so in the future.  In this regard, BlueSky Medical Group, Inc. is marketing a pump and dressing kits to compete directly with V.A.C. systems.  The BlueSky system has received marketing clearance from the U.S. Food and Drug Administration (“FDA”), and has received reimbursement codes from the Centers for Medicare and Medicaid Services (“CMS”) for Negative Pressure Wound Therapy (“NPWT”).  Other manufacturers and dealers of pumps and dressings have obtained or may obtain similar FDA clearances and CMS coding, which may further increase competition in advanced wound care.  Also, Medela AG recently announced its intentions to actively pursue marketing and selling a device designed for the advanced wound care market.

     On August 3, 2006, a U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  If the jury verdict stands or if the findings of validity or enforceability are reversed, our share of the wound-care market for V.A.C. systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. systems could decline significantly, either of which would materially and adversely affect our financial condition and operating results.  We derived $588.8 million in revenue, or approximately 58.9% of total revenue, for the nine months ended September 30, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     In addition to direct competition from companies in the advanced wound care market, health care organizations may from time to time attempt to assemble NPWT devices from standard hospital supplies.  While we believe that many possible NPWT device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unable to enforce our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

     We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, some of our V.A.C. and surfaces contracts with the larger hospital group purchasing organizations (“GPOs”) are sole-source or dual-source agreements.   GPOs have come under pressure to modify their membership requirements and contracting practices, including conversion of sole-source and dual-source agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.  As our sole-source and dual-source agreements reach the end of their current terms, it is likely that renewals will result in dual or multi-source agreements with GPOs in the advanced wound care and therapeutic surfaces categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  In the U.S., our therapeutic surfaces business primarily competes with the Hill-Rom Company and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.  If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

      Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  In addition, our patents may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents.  Also, when we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor.  If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell or market a particular product or family of products, due to an injunction, or we may be required to pay material amounts in damages, which could in turn negatively affect our financial condition and results of operations.  Our inability to enforce our intellectual property rights under these circumstances may negatively impact our competitive position and our business.

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
     -  discontinue manufacturing, using or selling the infringing products, technology or processes;
     -  develop non-infringing technology or modify infringing technology so that it is non-infringing, which could be time-consuming and costly or may not be possible; or
     -  license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms or at all.

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

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In the past, our V.A.C. systems and disposables were the only devices assigned to the CMS reimbursement codes for NPWT.  In 2005, CMS assigned a pump and dressing kits marketed by BlueSky to the same NPWT codes under the Healthcare Common Procedure Coding System.  Other manufacturers or dealers of products designed to mimic the V.A.C. may also obtain NPWT coding upon obtaining necessary approvals, which would increase competition.  Also, the unique existing code for reimbursement of V.A.C. disposable canisters was eliminated effective December 31, 2005, and consequently, we are required to bill Medicare Part B for V.A.C. canisters under a more generic existing code at a lower reimbursement rate, which reduced revenue for V.A.C. canisters during the first nine months of 2006.  As a result of recent CMS decisions we are experiencing increased competition from BlueSky products and inquiries from other third-party payers regarding reimbursement levels.  Either increased competition or reduced reimbursement could materially and adversely affect our business and operating results.

     The assignment of CMS reimbursement codes to competing products increases the likelihood of our V.A.C. products being subjected to the initial phase of Medicare competitive bidding, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting.  Any declines in Medicare reimbursement could materially and adversely affect our business.  In addition, it is possible that KCI would not be contracted as a supplier of NPWT under a Medicare competitive bidding program.  In April 2006, CMS posted proposed rules on competitive bidding of Durable Medical Equipment (“DME”) in the homecare setting.  In June 2006, we submitted comments to the proposed rules on competitive bidding.  Although CMS has not yet decided on specific product categories that will be covered in the initial phase of competitive bidding, the category for NPWT is among those being considered for 2007 under the proposed rule and may be included in the final rules, which should be adopted later this year, or in future rounds of the competitive bidding process.  The proposed rules also include proposals regarding how CMS will continue to set fee schedule prices for DME that is reimbursed outside of the competitive bidding process.  These proposed rules, if adopted, could potentially be used to reduce reimbursement for DME, including KCI products.  In addition, the proposed rules would require suppliers to meet certain new quality standards to participate in the competitive bidding program and to continue to provide Medicare-covered DME going forward.  Consequently, these newly proposed quality standards, if finalized, would apply to KCI and its homecare products irrespective of whether or not KCI products are included in the Medicare competitive bidding program.  Although KCI has already met certain accreditation standards, including accreditation from the Joint Commission on Accreditation of Healthcare Organizations, there can be no assurance that KCI will meet the new quality standards, when finalized, or that the costs for complying with the new standards will not be material.

     The reimbursement of our products is also subject to review by government contractors that administer payments under federal health care programs, including Durable Medical Equipment Medicare Administrative Contractors (“DMACs”), which recently replaced the former Medicare contractors referred to as Durable Medical Equipment Regional Carriers (“DMERCs”), and the Medicare Program Safeguard Contractors (“PSCs”).  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of DME in the home.  Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products.  Such adverse determinations and changes can often be challenged only through an administrative appeals process.

      From time to time, we have been engaged in dialogue with the medical directors of these various contractors in order to clarify the local coverage policy for NPWT, which has been adopted in each of the DMAC regions.  In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours.  Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all the open issues.  In the event that our interpretation of the NPWT coverage policy in effect at any given time does not prevail, we could be subjected to recoupment or refund of all or a portion of any amounts in question as well as penalties, which could exceed our related revenue reserves, and could negatively impact our V.A.C. Medicare revenue.  Although difficult to predict, we believe the reimbursement issues that continue to be discussed with the contractors and their medical directors relate to approximately 1% of our total revenue for the nine months ended September 30, 2006.

     In addition, the current NPWT coverage policy instructs the DMACs to initially deny payment for any Medicare V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis.  We currently have approximately $16.8 million in outstanding receivables from CMS relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied.  We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment.  We may not be successful in collecting these amounts.  Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables.  In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

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

The initiation by government agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide with respect to Medicare and Medicaid patients could lead to reduced reimbursement for our products or result in material refunds, recoupments or penalties for past billings.

     Due to the increased scrutiny and publicity of increasing health care costs, we may be subject to future assessments or studies by CMS, FDA, or other agencies, which could lead to other changes in reimbursement policies that adversely affect our business.   In this regard, we were informed in November 2004 that CMS intends to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. system and a variety of other medical devices to determine whether they should be included in a competitive bidding process.  The results of the assessment could potentially be used by CMS or other payers as a basis to reduce pricing or reimbursement for the V.A.C., which would have an adverse impact on our financial condition and results of operations.

     The Office of the Inspector General (“OIG”) of the Department of Health & Human Services (“HHS”) initiated a study on NPWT for 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of HHS.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in further audits and/or demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into determinations of the inherent reasonableness of our V.A.C. pricing, to what extent our V.A.C. therapy will be subject to the competitive bidding process and to other Medicare and third-party payer determinations on coverage or reimbursement.

     In addition, the most recent publication of the OIG’s Work Plan for 2007 includes several projects that could affect us.  Specifically, the OIG has indicated that it plans to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment.  Upon request, the supplier may be required to provide this documentation; however, recent reviews by DMACs and PSCs apparently have indicated that some suppliers have been unable to furnish this information.  In addition, the Work Plan provides that the OIG intends to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.

We may be subject to claims audits that could harm our business and financial results.

     As a health care supplier, we are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  The documentation (e.g. proof of services and of medical necessity), billing and other practices of health care suppliers are subject to scrutiny by regulators, including claims audits.  To ensure compliance with Medicare regulations, contractors, such as the DMACs, which serve as the government's agents for the processing of claims for products sold for home use, and PSCs, which are government contractors that oversee the integrity of the Medicare claims submission and payment process, periodically conduct audits and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may occur either before or after our claims have been initially paid.  Because we are a DME supplier, those audits involving home use include review of patient claims records and medical documentation that is not always in our possession at the time of the request because it is routinely maintained by the prescribing physician.  Accordingly, such audits can result in delays in obtaining reimbursement or denials of claims for payment submitted by us.  In addition, if it is believed that our claims were not submitted in accordance with payer rules or regulations (e.g. for failure to meet coverage indications in the contractor payment policies, or failure to provide documentation to support the medical necessity of our products for particular patients), the government could deny our claims for payment and/or demand significant refunds or recoupments of amounts previously paid.

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

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. and therapeutic surfaces products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection in both the V.A.C. and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines. If we are unable to continue developing proprietary product enhancements to V.A.C. systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business. In addition, if we fail to develop new lines of products, we will not be able to penetrate new markets. Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

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

     We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, domestic V.A.C. unit growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns. The adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for V.A.C. systems matures and V.A.C. growth rates decrease.

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

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 78% of our total revenue for the first nine months of 2006, of which sales of V.A.C. disposables represented approximately 23%.  Accordingly, a disruption in the supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

     Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  In 2005, Foamex filed for Chapter 11 bankruptcy reorganization.  While in bankruptcy, Foamex could breach or terminate its purchase orders with Avail, reject, delay or refuse to fulfill Avail orders, cease production of the foam necessary for our V.A.C. products, or sell production to a third-party.  Any of these outcomes could jeopardize Avail’s supply of foam and hence our supply of V.A.C. disposables.  Similarly, we contract exclusively with Noble Fiber Technologies, LLC for the supply of specialized silver-coated foam for use in our line of silver dressings.  In the event that Noble experiences manufacturing interruptions, our supply of silver V.A.C. dressings could be jeopardized.  We are in the process of identifying other suppliers that could provide inventory to meet our needs in the event that our existing suppliers are unable to fulfill our requirements for V.A.C. disposables.  If we are required but unable to timely procure an alternate source for this foam at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a material adverse effect on our entire V.A.C. business.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by the Issuer (in thousands, except per share amounts)

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs (1)	Plans or Programs (1)

September 1, 2006 to
September 30, 2006	2,750 (2)	$ 30.53	2,750	$ 116,057
	____	____	____	______

(1) In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007. During the three months ended September 30, 2006, we repurchased and retired 2.7 million shares of KCI common stock at an aggregate purchased price of $83.9 million. As of September 30, 2006, the remaining authorized amount for common stock repurchases under this program was $116.1 million.
(2) During the third quarter of 2006, KCI purchased and retired approximately 463,000 shares in connection with the net exercise of employee stock options and payment of minimum tax withholdings.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI. (1)
3.2	Third Amended and Restated By-laws of KCI. (2)
10.1	Letter, dated October 16, 2006, from KCI to Catherine M. Burzik outlining the terms of her employment.
31.1	Certification of the Principal Executive Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated November 3, 2006.
31.2	Certification of the Principal Financial Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated November 3, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002) dated November 3, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1/A filed on February 2, 2004 and incorporated herein by reference.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004 and incorporated herein by reference.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                KINETIC CONCEPTS, INC.
                                                                                                (REGISTRANT)

Date:      November 3, 2006                                             By:      /s/  DENNERT O. WARE
                                                                                                Dennert O. Ware
                                                                                                President and Chief Executive Officer
                                                                                                (Duly Authorized Officer)

Date:      November 3, 2006                                             By:      /s/  MARTIN J. LANDON
                                                                                                Martin J. Landon
                                                                                                Senior Vice President and Chief Financial Officer
                                                                                                (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI. (1)
3.2	Third Amended and Restated By-laws of KCI. (2)
10.1	Letter, dated October 16, 2006, from KCI to Catherine M. Burzik outlining the terms of her employment.
31.1	Certification of the Principal Executive Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated November 3, 2006.
31.2	Certification of the Principal Financial Officer (pursuant to section 302 of the Sarbanes-Oxley Act of 2002)
dated November 3, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002) dated November 3, 2006.

(1) Filed as an exhibit to the Registration Statement on Form S-1/A filed on February 2, 2004 and incorporated herein by reference.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004 and incorporated herein by reference.