Form 10-K
period 2006-12-31
KINETIC CONCEPTS INC /TX/
filed 2007-02-23
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
                                                                                                                      Yes                      No     X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $2,443,473,803 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

     As of February 20, 2007, there were 70,904,177 shares of the registrant's common stock outstanding.

     Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

KINETIC CONCEPTS, INC.

TRADEMARKS

      The following terms used in this report are our trademarks:  AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, DeltaTherm™, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, FirstStep® All In One™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir Elite®, FluidAir® II, InterCell®, KCI®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, T.R.A.C.®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver® and V.A.C. Instill®.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

-      future demand for V.A.C. Therapy systems or other products;

-      expectations for third-party and governmental reimbursement;

-      the plans, strategies and objectives of management for future operations;

-      expectation of market size and market acceptance or penetration of the products and services we offer;

-      the effects on our business of the August 2006 jury verdict on our patent litigation and post-trial motion and appeals;

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

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include growing competition that we face; our dependence on our intellectual property and our ability to protect our intellectual property rights; our dependence on new technology; changes in third-party or governmental reimbursement policies; the fluctuations in our operating results and the possible inability to meet our published financial guidance; the clinical efficacy of V.A.C. Therapy relative to alternative devices or therapies; adverse results from pending litigation; and the results from related clinical trials; shortages of products resulting from the use of a limited group of suppliers, adverse results of potential government investigations, laws and regulations, fluctuations in foreign currency exchange rates and changes in effective tax rates or tax audits.  In addition, there are risks related to our capital structure, including our indebtedness that could adversely affect our financial condition; our obligations under our senior credit are secured by substantially all of our assets and there are limitations to a change in control or management.  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward‑looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     BUSINESS

General

     Kinetic Concepts, Inc., or KCI, is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care. Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds. Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients' homes, both in the United States and abroad.  Our strategy to maintain growth momentum includes the internal development of next generation technologies, development of new business opportunities through focused research and development activities and expansion of our product portfolio through acquisition and licensing opportunities.

     We were founded in 1976 and are incorporated in Texas.  Our principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230.  Our telephone number is (210) 524-9000.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.kci1.com, as soon as reasonably practicable after we file or furnish such information with the SEC.  Information contained on our website is not incorporated by reference to this report.

Clinical Applications

     Our advanced wound care systems and therapeutic surfaces address four principal clinical applications: advanced wound healing and tissue repair, pulmonary care and post cardiac arrest complications in the intensive care unit, bariatric care and wound treatment and prevention.

Advanced Wound Healing and Tissue Repair

     In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes) and serious pressure ulcers present special challenges to the physician and to the patient. These are often complex and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult—or in the worst cases, impossible—to treat quickly and successfully with traditional treatments. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk associated with treating these patients in health care organizations, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our V.A.C. Therapy systems are designed to meet these needs by promoting the reduction in local edema, managing exudate, reducing infection risk, and stimulating the growth of healthy, vascularized granulation tissue.

     In the extended care and homecare settings, different types of wounds, with different treatment implications, present the most significant challenges. Although a large number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the homecare setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system or immune deficiencies that interfere with the body's normal wound healing processes. In addition, diabetic ulcers, arterial and venous insufficiency wounds and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit a patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies, which include hydrocolloids, hydrogels and alginates.

     Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the homecare setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies that are minimally disruptive to the patient's or the caregiver’s typical daily routines. Our V.A.C. Freedom system is designed to allow patients mobility to conduct normal lives while their wounds heal.

Pulmonary Care and Post Cardiac Arrest Complications in the Intensive Care Unit

     The most critically ill patient population is generally cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical treatment and attention. Patients treated in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome, or ARDS, resulting directly from their conditions or stemming from their impaired mobility.  Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. For the fiscal year 2006, there were an estimated 1.2 million ICU patients in the United States with, or at risk of, developing pulmonary complications.

     Treating pulmonary complications requires special equipment and treatment methods. Because of the aggressive and specialized treatments required to address these life-threatening conditions, daily patient-care costs in the ICU are high. Our critical care therapies consist of Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy to provide mobility to patients who cannot mobilize themselves. Kinetic Therapy involves the side‑to‑side rotation of a patient to an angle of at least 40 degrees per side and has been shown in independent clinical studies to reduce the incidence of certain pulmonary complications and length of stay in the ICU. Prone Therapy involves turning a patient from the supine to prone position (180 degrees) and often is done manually by nurses in the ICU. Independent clinical studies have demonstrated that proning an ICU patient improves oxygenation in ARDS patients and reduces ventilator time and ICU length of stay, with more recent studies suggesting overall improved mortality rates.  Kinetic Prone Therapy involves delivering Kinetic Therapy in the prone position.

     Additionally, our most recent innovation in addressing patient needs in the ICU is an advanced, non-invasive therapeutic temperature management system, initially targeting patients who have suffered cardiac arrest. This temperature management system uses high airflow and adjustable air temperature to lower and raise a patient’s core body temperature to achieve clinical benefits.  Early clinical data indicates managing a patient’s temperature may help to improve neurological outcomes and reduce mortality in recovering cardiac arrest patients.

Bariatric Care

     In the U.S., the prevalence of obesity has increased from 15% in the late 1970s to approximately 23% in 2005. In addition, obesity is now the second leading cause of preventable death in the U.S., and has been estimated at 5.7% of total medical spending. Obese patients are often unable to fit into standard‑sized beds and wheelchairs and pose an increased risk to caregivers. KCI's BariatricSupport, a comprehensive offering of therapy-driven, safety-focused products, education and training, provides obese patients with the surface therapies, accessories and support they need. In addition, our bariatric products enable caregivers to care for obese patients in a safe and dignified manner in all care settings. While our bariatric products are generally used for patients weighing from 300 to 600 pounds, most are expandable and can accommodate patients weighing from 850 to 1,000 pounds. Our most sophisticated bariatric products can serve as a chair, weight scale, and x‑ray table; and they provide therapies like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care organizations, causing several states and many organizations to adopt a "no lift" policy, because moving and handling obese patients increases the risk of injury to health care personnel. Our products and accessories assist organizations in complying with any applicable "no lift" policy, enable health care personnel to treat these patients in a manner that is safer for health care personnel and safer and more dignified for the patient.

Wound Treatment and Prevention

     Our pressure relieving therapeutic surfaces provide therapy for the treatment of pressure sores, burns, ulcers, skin grafts, and other skin conditions. They also help prevent the formation of pressure sores that can develop in immobile individuals. Our therapeutic surfaces reduce the amount of pressure on a patient's intact skin surface (prevention) or an existing wound site (treatment) by redistributing forces away from the skin or wound site through immersion of the patient into a medium such as air, foam, silicon beads, or viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. Many of our products also provide moisture control, a major cause of maceration of the skin, by flowing air through the support surface to the skin, keeping the skin dry and moisture free. In addition to providing pressure-relieving therapy, some of our products also provide for pulsing of air into the surface cushions, known as Pulsation Therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of at least 20 degrees per side. Our therapeutic wound care surfaces are utilized by patients in hospitals, residents in nursing homes and individuals in the home.

Products

     We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome-driven therapies across multiple care settings.

Advanced Wound Healing and Tissue Repair Products

     Our wound healing and tissue repair systems incorporate our proprietary V.A.C. Therapy technology.  The V.A.C. Therapy system consists of a therapy unit and four types of disposables: a foam dressing, an occlusive drape, a tube system connecting the dressing to the therapy unit and a specialized canister.  The therapy unit consists of a pump that generates controlled negative pressure and sophisticated internal software that controls and monitors the application of the therapy.  The therapy can be programmed for individualized use.  Additionally, the V.A.C. ATS and V.A.C. Freedom therapy units include safety alarms that respond in real time to signal users of any lumen blockage, dressing leakage or machine tilting that may otherwise interfere with appropriate therapy delivery.  The systems have a number of on screen user-assist features such as treatment guidelines.

     Our negative pressure wound healing therapy is delivered to the wound bed through a proprietary foam dressing cut to fit the size and shape of the wound.  The dressing is connected to the therapy unit through a tube which both delivers the negative pressure and measures the pressure delivered to the wound surface. An occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. Negative pressure can also be applied intermittently to the wound site, which we believe further accelerates granulation tissue growth. The canister collects the fluids, or exudates, helps reduce odors through the use of special filters and provides for safe disposal of medical waste. V.A.C. dressings are typically changed every 48 hours for non-infected wounds, versus traditional dressings which often require dressing changes one or more times per day. Our V.A.C. dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical wounds, diabetic foot ulcers and open abdominal wounds, among others.

     Our wound healing and tissue repair systems are targeted to meet the needs of specific care settings and wound or patient requirements, and consist of the following:

     -  The V.A.C. ATS System was introduced in 2002 to meet the acute care requirements for a flexible, easy-to-use, high-capacity system that is effective with the largest and most challenging trauma, orthopedic reconstruction and abdominal wounds. The V.A.C. ATS incorporates advanced features and controls to provide flexibility to customize the treatment protocol to the requirements of different wound types and physician preferences. It also incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. The V.A.C. ATS also simplifies dressing changes and incorporates smart alarms that help ensure patient safety.

     -  The V.A.C. Freedom System was introduced in 2002 to meet the requirements for a robust, lightweight, high-performance product suitable for patients who are able to walk and are not confined to bed. Similar to the V.A.C. ATS system, it incorporates advanced features and T.R.A.C. technology, but in a 3.2-pound package adapted for convenient unobtrusive use by more active patients. It also includes special filters that help reduce wound odor, a common and embarrassing problem for many ambulatory wound patients. While the design of the V.A.C. Freedom system addresses the treatment needs of chronic wound patients, its 300 cc canister capacity also makes it appropriate for patients with highly exudating wounds.

     -  The V.A.C. Instill System was introduced in 2003 to add additional therapeutic capability to the V.A.C. Therapy system. The V.A.C. Instill combines the ability to instill fluids into the wound with V.A.C. Therapy. Fluids prescribed by physicians for topical use—including antibiotics, antiseptics and anesthetics—can be instilled, making the system particularly well suited for infected and painful wounds. Future uses could include cytokines, growth factors, or other agents to stimulate wound healing. Because the V.A.C. Instill is based on the V.A.C. ATS system, it also includes all the capabilities and features of the V.A.C. ATS.

     The V.A.C. GranuFoam Silver Dressing was introduced into the wound care market in August 2005.  Designed specifically for the V.A.C. Therapy system, V.A.C. GranuFoam Silver Dressing combines the proven benefits of Negative Pressure Wound Therapy, or NPWT, with the antimicrobial attributes of silver.  The V.A.C. GranuFoam Silver Dressing is the only silver dressing that allows the GranuFoam dressing pores to come in direct contact with the wound, eliminating the need for additional silver dressing layers that may inhibit negative pressure and granulation.  Micro-bonded metallic silver is uniformly distributed throughout the dressing, providing continuous delivery of silver even after dressing sizing.  A single application of V.A.C. GranuFoam Silver Dressing eliminates the need for adjunct silver dressings.  The dressing offers a protective barrier to reduce certain infection-producing bacteria, yeast and fungi, and may help reduce infections in the wound.

     The superior clinical efficacy of our V.A.C. Therapy wound healing and tissue repair systems is supported by an extensive collection of published clinical studies. V.A.C. Therapy systems have been reviewed in at least 322 peer reviewed journal articles, 373 abstracts, 51 case studies and 53 textbook citations.  Of these, the research for 46 articles, 66 abstracts and all case studies were funded by research grants from KCI.  Negative Pressure Wound Therapy, as delivered by the V.A.C. Therapy system, has been granted a seal of approval by the American Podiatric Medical Association, the German Wound Healing Society and the Austrian Wound Healing Society.  In addition, independent consensus conferences have issued guidelines for the use of Negative Pressure Wound Therapy for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

     We are currently sponsoring ongoing U.S. prospective, randomized and controlled multi-center clinical studies specifically designed to provide evidence of V.A.C. Therapy's clinical efficacy for treating various targeted wound types.  We have also initiated pilot studies to evaluate V.A.C. Therapy at the cellular and molecular levels.

Products Treating Pulmonary and Post Cardiac Arrest Complications in the ICU

     Our pulmonary care therapies include both Kinetic Therapy products and Prone Therapy products. In late 2004, we introduced the RotoProne Therapy System, an advanced patient-care system for the treatment and prevention of pulmonary complications associated with immobility. Providing Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy, the RotoProne Therapy System enables caregivers to automatically rotate immobile patients with respiratory complications from the supine to the prone position and to also rotate them from side to side up to 62 degrees in both the supine and prone positions. The Rotoprone Therapy System can help improve patient outcomes by providing caregivers an easier way to deliver multiple intervals of Prone or Kinetic Prone Therapy over an extended period of time.  It also has the capability of delivering Kinetic Therapy in the supine position. The RotoProne Therapy System features include programmable rotation, up to 62 degrees in either the prone or supine position, with an acclimation mode as well as pause and hold functions to suspend the patient in a side‑lying position for ease of nursing care. Other features of the RotoProne Therapy System include a proprietary tube management system, electronically monitored buckles, an ergonomically‑designed head positioning system and 40‑second or less return to supine from the prone position for delivery of CPR.

     Our other Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, RotoRest Delta, and PediDyne. The TriaDyne Therapy System is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriaDyne Therapy System also provides percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The RotoRest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications and respiratory failure. The RotoRest Delta is also designed, and has been shown, to improve the care of patients suffering from multiple trauma and spinal cord injury.  Kinetic Therapy has been clinically studied in at least 17 randomized clinical trials, 56 peer reviewed articles, 10 other published articles, 42 abstracts, 19 case studies and three textbook citations. Of these, the research for 17 articles, 32 abstracts and 19 case studies was funded by research grants from KCI.

     Our most recent innovation in addressing patient needs in the ICU is the DeltaTherm, an advanced, non-invasive therapeutic temperature management system, initially targeting patients who have suffered cardiac arrest.  The DeltaTherm uses high airflow and adjustable air temperature to lower and raise a patient’s core body temperature to achieve clinical benefits.  Early clinical data indicates that DeltaTherm may help to improve neurological outcomes and reduce mortality in recovering cardiac arrest patients.

Bariatric Care Products

     Our bariatric products provide a range of therapy options and the proper support needed by obese patients that enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir Therapy System, which can serve as a bed, cardiac chair or x-ray table. The BariAir, first introduced in 1996, provides low air loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today and is indicated for the treatment of the most complex bariatric patient, typically found in the ICU. In addition to therapy, the BariAir provides a risk management platform for patients weighing up to 850 pounds. It is a front-exit bed with the ability to convert to a cardiac chair position. In 1996, we also introduced the FirstStep Select Heavy Duty overlay, which provides pressure-relieving low air loss therapy when placed on a BariKare bed, our front-exit risk management platform for patients up to 850 pounds. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and Maxxis 400 provide a homecare bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

     The BariMaxx II bed provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. The BariMaxx II side-exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. The MaxxAir ETS (Expandable Turning Surface) mattress replacement system is a low‑air-loss, pressure relieving surface option for the BariMaxx II that also includes rotational therapy of up to 30 degrees on each side.  In 2006, we launched a powered transport option that enables caregivers to safely and more easily transport patients on the BariMaxx II.

     All of our bariatric beds can be combined with our EZ Lift patient transfer system, an Air Pal air assisted lateral transfer system, a Carechair combination chair / stretcher, and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric suite offering. This complete suite offering helps care givers in the day-to-day care of the bariatric patient and also assists with compliance to "no lift" policies being implemented in health care organizations.

Wound Treatment and Prevention Products

     We offer a wide variety of therapeutic surfaces for wound treatment and prevention, providing pressure reduction, pressure relief, pulsation, alternating pressure, and a continuous turn of a minimum of 20 degrees. Most of our therapy beds and surfaces incorporate the exclusive use of Gore Medical Fabric in the patient contact areas to provide an ideal microclimate for skin protection and moisture control. Our pressure relief products include framed beds and overlays such as the KinAir MedSurg and KinAir IV framed beds; the FluidAir Elite and FluidAir II bead beds; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage, TheraKair, TheraKair Visio and TriCell overlays, the AtmosAir family of non-powered, dynamic mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the KinAir MedSurg Pulse and TheraPulse ATP framed beds and the DynaPulse mattress replacement system.  Our alternating pressure or air cycling products include a powered model of the AtmosAir and the InterCell. Our turn assist products include the KinAir IV, Therapulse ATP and a powered AtmosAir model.  Internationally, the TheraKair Visio represents the next generation of our strong TheraKair brand, providing low air loss pressure relief with Pulsation Therapy.

     The KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support patients on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The TheraKair, TheraKair Visio, and FirstStep family of overlays and mattress replacement systems are designed to provide pressure relief and help prevent and treat pressure sores. The AtmosAir family consists primarily of for-sale mattress replacement products that have been shown to be effective for the prevention and treatment of pressure sores in a series of hospital‑based case studies. The proprietary AtmosAir with Self Adjusting Technology (SAT) utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief.

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

     In 2006, we launched the next generation platform of mattress replacement systems, the FirstStep All In One.  The FirstStep All In One is the only mattress replacement system that combines multiple therapy levels (low air loss, pulsation, and rotation) at different price points with a higher weight capacity to allow maximum flexibility to help organizations in optimizing patient care and nursing efficiency.

Competitive Strengths

     We believe we have the following competitive strengths:

     Product innovation and commercialization.  We have a successful track record spanning over 30 years in pioneering novel technologies, such as those that are used in our advanced wound care and therapeutic surfaces businesses.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients.  Our recent development and commercialization of new V.A.C. Therapy systems and disposable dressing variations have strengthened KCI's leadership position in advanced wound care.  We have also developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care.  Our most recent innovation in addressing patient needs in the ICU is the DeltaTherm, an advanced, non-invasive therapeutic temperature management system, initially targeting patients who have suffered cardiac arrest.  Early clinical data indicates that DeltaTherm may help to improve neurological outcomes and reduce mortality in recovering cardiac arrest patients.

     Superior clinical efficacy.  Our broad continuum of clinically-effective products, supported by our clinically-focused and trained sales and service organization, combine to produce superior clinical outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.

     Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,900 individuals, has strong relationships with our prescribers, payers and caregivers fostered over the past three decades due to the high degree of clinical support and consultation we provide along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care facilities, we have built a broad and diverse reach across all health care settings. In the United States, for example, we have relationships with over 3,900 acute care hospitals, approximately 6,900 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

     Extensive service center network.  With a network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

     Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop capabilities and expertise in third-party reimbursement, which enable us to efficiently manage our collections and accounts receivable with third-party payers.

Customers

     We have a broad reach across all health care settings. In the United States, for example, we have relationships with over 3,900 acute care hospitals, approximately 6,900 extended care organizations and over 10,500 home health care agencies and wound care clinics. As of December 31, 2006, we served over 2,600 medium-to-large hospitals in the United States. Through our network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. This extensive network is critical to securing national contracts with GPOs, and allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products.

     Our agreements with GPOs, reimbursement under Medicare Part B, and our contractual relationships with third-party private payers account for a significant portion of our revenues.  We have agreements with numerous GPOs, which represent large groups of acute care and extended care organizations, in order to negotiate rental and purchase terms on behalf of their members.  Our largest GPO relationship is with Novation, LLC.  Under our agreements with Novation, we provide products and therapies to over 1,800 acute care and extended care organizations.  Rentals and sales to Novation participants in the years ended December 31, 2006 and 2005, accounted for $179.2 million, or 13.1% of total revenue, and $159.6 million, or 13.2% of total revenue, respectively.  Medicare, which reimburses KCI for placement of our products and therapies with Medicare participants, accounted for $165.4 million, or 12.1% of total revenue, and $148.6 million, or 12.3% of total revenue for the years ended December 31, 2006 and 2005, respectively.  No other individual customer or payer accounted for 10% or more of total revenues for the years ended December 31, 2006 and 2005, respectively.

     Our customers typically prefer to rent our V.A.C. Therapy systems and therapeutic surfaces and purchase the related disposable products, such as V.A.C. dressings. We believe that some of our customers, who tend to be our larger customers, desire alternatives to rental for at least some of their business. We expect this trend may continue as V.A.C. penetration increases, and we are evaluating and developing alternative models that will meet our customers' needs now and into the future.

Billing and Reimbursement

     We have extensive contractual relationships and reimbursement coverage for our products in the United States. We have contracts with nearly all major acute care hospital organizations and most major extended care organizations. Generally, these acute and extended care organizations pay us directly for our products and services. In the homecare market, we provide our products and services directly to patients and bill third‑party payers, including Medicare and private insurance. We currently have V.A.C. contracts with private and governmental payer organizations covering over 200 million member lives in the United States as of December 31, 2006. This represents more than 10 times the number of member lives we had under contract as of mid-2000.

     The following table sets forth, for the periods indicated, the percentage of revenue derived from different types of payers:

	2006	2005	2004

Acute and extended care organizations	68%	67%	68%
Third-party payers	32%	33%	32%

Employees

     As of January 31, 2007, we had over 6,300 employees.  Our corporate, manufacturing, finance, research and administrative functions are performed by approximately 1,000 employees who are located in San Antonio, Texas. Our USA division had approximately 3,400 employees, including 1,100 employees located in San Antonio who perform functions associated with customer service and sales administration. As of December 31, 2006, we had approximately 2,000 employees in our international division. Approximately 80 employees in our France subsidiary are represented by a workers' council, pursuant to applicable industrial relations laws. Our employees are not otherwise represented by labor unions or workers' councils and we consider our employee relations to be good.

Corporate Organization

     Our business has two geographical operating segments: USA and International.

     With approximately 3,400 employees as of December 31, 2006, our USA division serves the domestic acute care, extended care and homecare markets with the full range of our products and services. The domestic division distributes our medical devices and therapeutic surfaces to over 3,900 acute care hospitals and approximately 6,900 extended care organizations and also directly serves the homecare market through our service center network. Our USA division accounted for approximately 72%, 73% and 75% of our total revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

     As of December 31, 2006, our International division had direct operations in 17 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Norway, Ireland, Belgium, Spain, Singapore and South Africa. The International division distributes our medical devices and therapeutic surfaces through a network of 67 service centers. Our international corporate office is located in Amsterdam, the Netherlands. We have international manufacturing and engineering operations based in the United Kingdom and Belgium.  We also have research and development personnel in Japan who oversee our clinical studies and developments in that country.  In addition, our International division serves the demands of a growing global market through relationships with approximately 50 independent distributors in Latin America, the Middle East, Eastern Europe and Asia. The International division consists of approximately 2,000 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our International division accounted for approximately 28%, 27% and 25% of our total revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing Organization

     Our worldwide sales organization consists of approximately 1,900 individuals. Our sales organization is organized by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care. We have approximately 600 clinical consultants, all of whom are health care professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols. Our clinicians educate the hospital, long-term care organization or home health agency staff on the use of our products. In addition, we employ approximately 200 field‑based specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

     Our international sales organization includes approximately 700 employees in 17 foreign countries. In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

     Selling, marketing and advertising expenses in each of the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Selling	$237,440	$197,040	$167,531
Percentage of total revenue	17%	16%	17%

Marketing	$ 58,938	$ 55,507	$ 47,717
Percentage of total revenue	4%	5%	5%

Advertising	$ 7,406	$ 9,574	$ 7,824
Percentage of total revenue	1%	1%	1%

Service Organization

     Our USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. In 2005, we launched KCI Express, our secure and encrypted website allowing customers in acute care, extended care and homecare to transact business with KCI directly on the web.  Our website, www.kciexpress.com, provides KCI’s customers self-service applications designed to meet the specific needs in their care setting.  Our USA division distributes our medical devices and therapeutic surfaces through a network of 141 service centers.   Our USA division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours.  Our International division distributes our medical devices and therapeutic surfaces through a network of 67 service centers.

     In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  To ensure availability when products are needed, the service organization manages our rental fleet of approximately 115,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 1,000 people in the United States and 600 people internationally.

Research and Development

     We have a successful track record of pioneering advanced wound care and therapeutic surface technologies through new product introductions and significant enhancements to existing products. Our development and commercialization of V.A.C. Therapy systems, including proprietary disposable dressings, have established KCI as a leader in advanced wound care. Our therapeutic surfaces technology originated with the introduction of the RotoRest bed 30 years ago. Since that time, we have continued to develop and commercialize a broad spectrum of therapeutic surfaces which have significantly enhanced patient care. More recently, we have developed a broad portfolio of bariatric surface products to improve the care of obese patients and have introduced two new sophisticated critical care therapies.  Additionally, we continue to strengthen our medical capabilities and commitments to clinical research that continues to demonstrate the benefits of our technologies.  Our research and development activities are managed by approximately 200 employees worldwide.

     Our primary focus for innovation is to introduce new technologies that expand our current product portfolio into different clinical settings, explore novel opportunities across the entire spectrum of wound care, and evaluate opportunities that leverage our expertise in critical care and in a variety of other clinical disciplines to expand product offerings beyond wound care that address significant unmet needs of our customers and their patients.  In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their operational efficiency.  Significant investments in our 2006 research and development included:

        -  new, advanced wound healing systems and dressings tailored to the needs of different wound types and care settings;

        -  new technologies in wound healing and tissue repair;

        -  new applications of V.A.C. Therapy technology and enhanced therapeutic effectiveness through improved understanding of the V.A.C. Therapy systems' various mechanisms of action; and

        -  initiation, execution or support of a number of well-designed randomized-controlled clinical trials, registries, development studies, and investigator initiated trials.

     Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Research and development spending	$36,694	$30,614	$31,312
Percentage of total revenue	3%	3%	3%

Patents, Trademarks and Licenses

     To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. We have approximately 165 issued U.S. patents relating to our existing and prospective lines of therapeutic medical devices. We also have approximately 100 pending U.S. patent applications. Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks. We have approximately 60 trademarks and service marks registered with the United States Patent and Trademark Office. We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

     We have patents relating to our current V.A.C. Therapy products, in the form of owned and licensed patents, including approximately 40 issued U.S. patents (including 10 design patents) and approximately 60 U.S. patent applications pending. Our worldwide patent portfolio (including owned and licensed patent assets) relating to current and prospective technologies in the field of V.A.C. Therapy includes more than 300 issued patents and more than 210 pending patent applications, including protection in Europe, Canada, Australia, Japan and the United States. Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority. The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S. We also have multiple longer-term patent filings directed to cover unique central systems, dressings and other improvements of the V.A.C. Therapy system.

     On October 6, 1993, we entered into a license agreement with Wake Forest University on which we rely in connection with our V.A.C. Therapy business. Under this agreement, Wake Forest University has licensed to us on a worldwide, exclusive basis, the right to use, lease, sell and sublicense its rights to certain patents that are integral to the technology that we incorporate in our V.A.C. Therapy products. The term of the agreement continues for as long as the underlying patents are in effect, subject to Wake Forest University's right to terminate earlier if we fail to make required royalty payments or are otherwise in material breach or default of the agreement.

     We are subject to legal proceedings involving our patents that are significant to our business.  These proceedings are discussed subsequently in "Item 3: Legal Proceedings."

Manufacturing

     Our manufacturing processes for V.A.C. Therapy systems, therapeutic surfaces, mattress replacement systems and overlays involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process and quality system are in compliance with the International Organization for Standardization, specifically ISO 13485:2003, and the United States Food and Drug Administration’s Quality System Regulation, 21 CFR 820.

     We contract for the manufacture of V.A.C. disposable supplies through Avail Medical Products, Inc., a leading contract manufacturer of sterile medical products.  We entered into an exclusive agreement with Avail for our V.A.C. related disposable products, which became effective in October 2002 for our U.S. orders and in May 2003 for our international orders.  This evergreen supply agreement has a term through October 2009, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  Approximately 23% of our total revenue for the year ended December 31, 2006 was generated from the sale of these disposable supplies.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

Working Capital Management

     We maintain inventory parts, supplies and V.A.C. disposables to support customer needs in our service centers, manufacturing facilities and supplier distribution warehouses. We also maintain inventory for conversion to our surface and V.A.C. rental fleet in our manufacturing facilities. Our V.A.C. rental equipment cannot be used without the disposables that support the V.A.C. Therapy systems. As such, we generally ship disposable inventory directly from our supplier to the customer.

     Our payment terms with hospitals and extended care organizations are consistent with industry standards and generally provide for payment within 30 days of invoice.  Our payment terms with third-party payers, including Medicare and private insurance, are consistent with industry standards and are regulated by contract and state statute and generally vary from 30 to 45 days.  A portion of our receivables relate to unbilled revenues arising in the normal course of business.  A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our hospital or extended care organization customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

Competition

     We believe that the principal competitive factors within our markets are clinical efficacy, clinical outcomes, cost of care and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional health care GPOs. We have contracts with most major hospital GPOs and most major extended care GPOs for V.A.C. Therapy systems. The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop new cost-effective products and technologies.

     Historically, our V.A.C. Therapy systems have competed primarily with traditional wound-care dressings, other advanced wound-care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  We believe our V.A.C. Therapy system is well-positioned to compete effectively in advanced wound care, based on the clinical efficacy and superior outcomes of V.A.C. Therapy, as established by the large body of evidence we have collected, our breadth and scope of customer relationships and our extensive sales and service infrastructure.  As a result of the success of our V.A.C. Therapy systems, a number of companies have announced or introduced products similar to or designed to mimic our V.A.C. Therapy systems and others may do so in the future.  If competitors are able to successfully develop technologies that do not infringe our intellectual property rights and obtain FDA clearance and reimbursement, we could face increasing competition in the advanced wound-care business.   Over time, as our patents in the V.A.C. field begin to expire, we expect increased competition with products adopting the basic V.A.C. technologies.

      In addition to direct competition from companies in the advanced wound-care market, health care organizations may from time to time attempt to assemble NPWT devices from standard hospital supplies.  While we believe that many possible NPWT device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unable to enforce our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

     Other wound healing methods are substantially different than V.A.C. Therapy and include traditional wound care dressings, advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and medical devices used for wound care. Many of these methods can be used to compete with V.A.C. Therapy or as adjunctive therapies which may complement V.A.C. Therapy.  For example, caregivers may use one of our V.A.C. Therapy systems in order to reduce the wound size and create a healthy wound bed, and then use a skin substitute to manage the wound to final closure.

     With respect to therapeutic surfaces for treatment of pulmonary complications in the ICU, wound treatment and prevention, our primary competitors are Hill-Rom Company, Huntleigh Healthcare and Pegasus Limited. In the bariatric market, our primary competitors are Hill-Rom, Sizewise Rentals and Huntleigh Healthcare. We also compete on a regional, local and market segment level with a number of other companies.

Reimbursement

     Our products are rented and sold principally to hospitals, extended care organizations and directly to patients in the home who receive payment coverage for the products and services they utilize from various public and private third‑party payers, including government-funded programs, such as the Medicare and Medicaid programs in the U.S. In the homecare market, we provide our products and services to patients and bill insurance companies, including Medicare Part B and Medicaid. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.

     We believe that government and private insurance efforts to contain or reduce health care costs are likely to continue. These trends may lead third‑party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

     The Office of the Inspector General, or OIG, of the Department of Health & Human Services, or HHS, initiated a study on NPWT for 2006. The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of HHS. We have participated in similar studies in the past on other product lines. As part of the current study, the OIG requested copies of our billing records for Medicare V.A.C. placements. KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations. In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in further audits and/or demands by third-party payers for refunds or recoupments of amounts previously paid to us. The results of this study could also factor into future federal reimbursement for our products, including determinations of the inherent reasonableness of our V.A.C. pricing and to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other Medicare and third-party payer determinations on coverage or reimbursement.

     In addition, the most recent publication of the OIG’s Work Plan for 2007 includes several projects that could affect our business. Specifically, the OIG has indicated that it plans to review durable medical equipment, or DME, suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and Medicare Program Safeguard Contractors, or PSCs, have indicated that some suppliers have been unable to furnish this information. In addition, the 2007 Work Plan provides that the OIG intends to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item. In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.

Medicare

     Medicare is a federally funded program that provides health care coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (inpatient/hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including physician services and other services provided on an outpatient basis. Medicare Part B also covers medically necessary DME and related medical supplies. Medicare Part C, also known as Medicare Advantage, offers Medicare beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program. The Medicare program has established guidelines for the coverage and reimbursement of certain medical equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute. Effective October 1, 2000, we received Medicare Part B reimbursement codes, an associated coverage policy and allowable rates for our V.A.C. Therapy systems and related disposable supplies in the homecare setting.

     The methodology for determining the amount of Medicare reimbursement of our products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services. Most of our products are furnished in a hospital, skilled nursing facility or the beneficiary's home.

Hospital Setting

     Acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis‑Related Group, or DRG, which is assigned to each Medicare beneficiary's primary diagnosis, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs must come from within the DRG-based payments made to hospitals for the treatment of Medicare‑eligible inpatients who utilize the products. Long-term care and rehabilitation organizations are now also paid under a PPS rate that does not directly account for all actual services rendered. Because PPS payments are based on predetermined rates, and may be less than a facility’s actual costs in furnishing care, organizations have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Such facilities are also incentivized to pay as little as possible to procure such beneficial equipment and supplies.

     In April 2006, CMS issued a notice of proposed rulemaking, which includes the first significant changes to the Inpatient Prospective Payment System, or IPPS, since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal,  CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. The resulting changes, if enacted as proposed, could place downward pressure on prices paid by acute care hospitals to KCI for our products used for inpatient services.

     Certain specialty organizations such as long term acute care or in-patient rehabilitation organizations also use our products. In 2003, these specialty organizations completed a phase-in to a PPS reimbursement system. In 2005, additional changes in admitting practices were being phased-in to these specialty organizations. These changes could adversely impact overall reimbursement for these specialty organizations, which in turn could affect demand for our products.

Skilled Nursing Facility Setting

     In 1998, reimbursement for skilled nursing facilities, or SNFs, under Medicare Part A changed from a cost-based system to a prospective payment system, which is based on resource utilization groups, or RUGs. Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital‑related costs associated with the inpatient stay and ancillary services. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products, such as our therapeutic surfaces, that are no longer reimbursed as variable ancillary costs.

Home Setting

     We also provide products to Medicare beneficiaries in the homecare setting. Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting). As long as we continue to provide our products to Medicare beneficiaries in the homecare setting and the Medicare Part B coverage criteria are met, our homecare products are reimbursed under the Medicare DME benefit.  Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee equal to 80% of the established allowable charge for the item. The patient (or his or her supplemental insurer) is responsible for the remaining 20%.  As opposed to the hospital and SNF settings where we bill and collect from the inpatient facilities, KCI generally bills the Medicare program and other insurers directly, on an assignment basis, for the covered homecare items we furnish.  This direct billing, including billing to federal health care programs, raises additional potential liabilities. See “Government Regulation – Fraud and Abuse Laws.”

     In 2003, CMS adopted a final rule implementing an "inherent reasonableness" authority, which allows CMS and its administrative contractors to adjust reimbursement amounts for home use durable medical equipment by up to 15% per year for certain items and services covered by Medicare Part B when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used by CMS and the administrative contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service.  Using this authority, CMS and the administrative contractors could reduce KCI’s reimbursement levels for its home care products covered by Medicare Part B.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter). The MMA contains revisions to payment methodologies and other standards for items of DME. These revisions could have a direct impact on our business. Under the MMA, the reimbursement amounts for DME, including V.A.C. Therapy systems, will no longer be increased on an annual basis through 2008. Also, starting in 2007, Medicare is required to begin to implement a nationwide competitive bidding program in ten high-population metropolitan statistical areas, and in 2009, this program is slated to be expanded to an additional 80 areas (and additional areas thereafter). As of December 31, 2006, no final rules have been adopted for the implementation of the competitive bidding process. If KCI’s products are included in the competitive bidding process and KCI elects to participate in the program, prices reimbursed by Medicare in the homecare setting could be negatively impacted.  The competitive bidding process could also limit customer access to KCI’s homecare products.  Based upon information in the proposed rule regarding the CMS selection methodology for choosing ten metropolitan statistical areas, we estimate that approximately 1-2% of our total revenue may be subject to the initial phase of competitive bidding if NPWT were to be included as a product category.

Medicaid

     The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. Each state is given discretion in developing and administering its own Medicaid program, subject, among other things, to certain federal requirements pertaining to eligibility criteria and minimum categories of services. The Medicaid program finances approximately 50% of all care provided in nursing organizations nationwide. We sell or rent our products to nursing organizations for use in furnishing care to Medicaid recipients. Typically, nursing organizations receive Medicaid reimbursement directly from states for the incurred costs. However, the method and level of reimbursement, which generally reflects regionalized average cost structures and other factors, varies from state to state and is subject to each state's budget constraints. Current economic conditions have resulted in reductions in state funding for many Medicaid programs. Consequently, states are revising their policies for coverage of DME in long-term care organizations and the home.

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

    The importance of payer coverage policies has been demonstrated by our experience with our V.A.C. technology in the homecare setting. On October 1, 2000, a Medicare Part B policy was approved, which provided for reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. Therapy systems and V.A.C. disposable products in the homecare setting. The policy facilitated claims processing, permitted electronic claims submissions and created a more uniform claims review process. Because many payers look to Medicare for guidance in coverage, a specific Medicare policy is often relied upon by other payers. In contrast with this United States-based experience, coverage in several European countries has been limited to case-by-case approvals until the appropriate approvals have been granted by the government-sponsored approval body. Switzerland approved homecare reimbursement in 2004, which has opened the market for broad use in the home.  Germany is currently considering approval.  In other countries, such as Austria and the Netherlands, coverage by insurance companies is widespread, even without formal government approval.

     A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third‑party payers. The reimbursement process for homecare placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of the business.

     In the United States, health care reform legislation will most likely remain focused on reducing the cost of health care. We believe that efforts by private payers to contain costs through managed care and other efforts will continue in the future as efforts to reform the health care system continue. Current efforts include the MMA revisions that cease increases to DME fee schedule reimbursement through 2008 and the forthcoming Medicare DME competitive bidding program, each of which could impact reimbursement of our homecare products.

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products. In the past, our V.A.C. Therapy systems and disposables were the only devices assigned to the CMS reimbursement codes for NPWT. Beginning in 2005, CMS has assigned the same NPWT reimbursement codes to other devices being marketed to compete with V.A.C. Therapy systems. Also, CMS may reduce reimbursement rates on NPWT or its various components, which would reduce revenue. As a result of recent CMS decisions, we are experiencing increased development of products designed to compete with V.A.C. Therapy systems and inquiries from other third-party payers regarding reimbursement levels. Either increased competition or reduced reimbursement could materially and adversely affect our operating results.

     The assignment of CMS reimbursement codes to competing products also increases the likelihood of the NPWT category being subjected to the initial phases of Medicare competitive bidding, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting. In April 2006, CMS posted proposed rules on competitive bidding of DME in the homecare setting. In June 2006, we submitted comments to the proposed rules on competitive bidding. Although CMS has not yet decided on specific product categories that will be covered in the initial phases of competitive bidding, the category for NPWT is among those being considered for 2007 under the proposed rule and may be included in the final rules or in future rounds of the competitive bidding process. If KCI’s products are included in the competitive bidding process and KCI elects to participate in the program, prices reimbursed by Medicare in the homecare setting could be negatively impacted. The competitive bidding process could also limit customer access to KCI’s homecare products. The proposed rules also include proposals regarding how CMS will continue to set fee schedule prices for DME that are reimbursed outside of the competitive bidding process.

     The reimbursement of our products is also subject to review by government contractors that administer payments under federal health care programs, including DMACs and PSCs. These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of DME in the home. Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

Consolidation of Purchasing Entities

     The many health care reform initiatives in the United States have caused health care providers to examine their cost structures and reassess the manner in which they provide health care services. This review, in turn, has led many health care providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home health care agencies, have been affected by this consolidation. An extensive service and distribution network and a broad product line are key to servicing the needs of these larger provider networks. In addition, the consolidation of health care providers often results in the re-negotiation of contracts and the granting of price concessions. Finally, as GPOs and integrated health care systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases.

Government Regulation

United States

     Our products are subject to regulation by numerous governmental authorities, including the FDA, and corresponding state and foreign regulatory agencies.  Under the Federal Food, Drug, and Cosmetic Act, the FDA regulates the design, clinical testing, manufacture, labeling, distribution, sale and promotion of medical devices.  Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.  The FDA also has the authority to demand the repair, replacement or refund of the cost of any device that we manufacture or distribute that violates regulatory requirements.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to the Quality System Regulation). Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are high-risk devices that receive significantly greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices). Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance (510(k) clearance) or pre-market application, or PMA, approval. All of our current products have been classified as Class I or Class II devices, which typically are marketed based upon 510(k) clearance or related exemptions. A 510(k) clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device or to a Class III device on the market since May 28, 1976, for which PMA approval has not been required. A PMA approval requires proof to the FDA's satisfaction of the safety and effectiveness of a Class III device. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification. For "significant risk" devices, such clinical studies generally require submission of an application for an Investigational Device Exemption. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer. The PMA approval process is much more costly, lengthy and uncertain. The process generally takes from one to three years; but it may take even longer.

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

     Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations, including the Quality System Regulation, or QSR, (formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements. Manufacturers must also comply with the Medical Device Reporting, or MDR, regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations. In December 2005, KCI received accreditation of the Joint Commission on Accreditation of Health Care Organizations. We understand that CMS will announce the effective date after which third-party accreditation of DME suppliers will be required for Medicare Part B reimbursement in 2007.  Under this accreditation process, KCI will be reevaluated every three years and is subject to routine unannounced inspections by the Joint Commission on Accreditation of Health Care Organizations to ensure continued compliance with standards.

Fraud and Abuse Laws

      There are numerous rules and requirements governing the submission of claims for payment to federal health care programs.  If we fail to adhere to these requirements, the government could allege that claims we have submitted for payment violate the federal False Claims Act, or FCA. The FCA generally prohibits the known filing of a false or fraudulent claim for payment to the United States government or the known use of a false record or statement to obtain payment on a false or fraudulent claim paid by the conspiracy to defraud the United States government by getting a false or fraudulent claim allowed or paid. There are both civil and criminal provisions of the FCA. Violation of the criminal FCA can result in imprisonment of up to five years, a fine of up to $250,000 for an individual or $500,000 for an organization, up to three times the amount of the improper payment and/or exclusion from participating in federal and state health care programs.

     Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include, but are not limited to, the federal FCA. When an entity is determined to have violated the civil FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the FCA, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals (known as "relators" or, more commonly, as "whistleblowers") may share in the amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal FCA. Qui tam actions have increased significantly in recent years causing greater numbers of health care companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action. Because we directly submit claims for payment for certain of our products to federal and state health care programs, we are subject to these false claims statutes, and, therefore, could become subject to "qui tam" or other false claims actions. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and could have a material adverse effect on our financial condition.

     Recently, the federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks to physicians who use and prescribe their products.  The federal Anti-Kickback Statute is a criminal statute that prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state health care program; or (2) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute. The criminal sanctions for a conviction under the Anti-Kickback Law are imprisonment for not more than five years, a fine of not more than $25,000 or both, for each incident or offense, although the fine may be increased to $250,000 for individuals and $500,000 for organizations. If a party is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the secretary of the United States Department of Health and Human Services is required to bar the party from participation in federal health care programs and to notify the appropriate state agencies to bar the individual from participation in state health care programs. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and could have a material adverse effect on our financial condition and results of operations.

     Federal authorities have also increased enforcement with regard to the federal physician self-referral and payment prohibitions, commonly referred to as the Stark Law. The Stark Law generally forbids, absent qualifying for one of a few named exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any "entity" with which the physician (or an immediate family member) has a "financial relationship." DME items, including our homecare products, are designated health services. Our arrangements with physicians who prescribe our products, including arrangements whereby physicians serve as speakers and consultants for KCI, our training programs and our sales and marketing events (including meals, travel and accommodations associated therewith), could be deemed to create a "financial relationship" under the Stark Law, in which case, the physician may not order Medicare or Medicaid covered DME from us, and we may not present a claim for Medicare or Medicaid payment for such items. Penalties for Stark Law violations include denial of payment, civil monetary penalties of up to $15,000 for each illegal referral and up to $100,000 for any scheme designed to circumvent the Stark Law requirements. Prosecution under the Stark Law could have a material adverse impact on our financial condition and results of operations.

     In some cases, Anti-Kickback Statute or Stark Law violations may also be prosecuted under the FCA, which increases potential liability. In these cases, federal authorities and whistleblowers have alleged that items and services that were furnished in furtherance of an Anti-Kickback Statute or Stark Law violation are not billable to federal or state health care programs and that, to the extent that such claims for payment are submitted, they are false claims within the meaning of the FCA. Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

     Recent federal cuts to state administered health care programs, particularly Medicaid, have also increased enforcement activity at the state level under both federal and state laws.  In July 2006, CMS released its initial comprehensive Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse.  This new program will work to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states.  Such reviews could result in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

     In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defined two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid.  Violations of these statutes may result in fines, imprisonment, or exclusion from government health care programs.  Additionally, HIPAA granted expanded enforcement authority to the DHHS and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the DHHS's OIG and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

     The OIG has taken certain actions suggesting that arrangements between manufacturers or suppliers of DME or medical supplies and SNFs, or other providers may be under continued scrutiny. In June 1995, the OIG issued a Special Fraud Alert setting forth fraudulent and abusive practices that the OIG had observed in the home health industry. Later that same year, OIG issued another Special Fraud Alert describing certain relationships between SNFs and suppliers that the OIG viewed as abusive under the federal Anti-Kickback Law. In July 1999, the OIG published OIG compliance program guidance for the durable medical equipment, prosthetics, orthotics and supply, or DMEPOS, industry developed by the OIG in cooperation with, and with input from, CMS, the DOJ and representatives of various trade associations and health care practice groups. The guidance identifies specific areas of DMEPOS industry operations that may be subject to greater scrutiny, including those in which we operate.

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

Claims Audits

     The industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation requirements for obtaining reimbursement from private and governmental third‑party payers. Such protracted collection cycles can lead to delays in obtaining reimbursement. Moreover, the four DMACs periodically conduct pre-payment and post-payment reviews and other audits of paid claims. Medicare and Medicaid agents are under increasing pressure to scrutinize health care claims more closely. Reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us. Further, the government could demand significant refunds or recoupments of amounts paid by the government for claims which, upon subsequent investigation, are determined by the government to be inadequately supported by the required documentation.

Medical Record Confidentiality and Privacy Laws

     HIPAA covers a variety of provisions which impact our business, including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for billing. Sanctions for violating HIPAA include criminal penalties and civil sanctions. HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable protected health information, or PHI.  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI. HIPAA regulations regarding standardization of electronic data billing transactions will also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible. However, the health care industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

ISO Certification

     Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with International Quality System Standards (e.g., those issued by the ISO) has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years.  We originally received ISO 9001 and EN 46001 certification in 1997, followed by certification in 2002 to ISO 13485:1996, a medical device-specific version of ISO 9001.  In 2005, we obtained certification to ISO 13485:2003, the latest version of that standard.  We are registered in the UK with the Medicines and Healthcare Products Regulatory Agency which, through a European Notified Body, certifies conformance with Annex II of the EU Medical Device Directive 93/42/EEC.  We are thereby allowed to apply the CE mark to our products enabling sales and distribution throughout the European Union.  Since 2002, we have been licensed by Health Canada to sell and distribute our products within that country.

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

     Historically, our V.A.C. Therapy systems have competed primarily with traditional wound-care dressings, other advanced wound-care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. Therapy systems, a number of companies have announced or introduced products similar to or designed to mimic our V.A.C. Therapy systems and others may do so in the future.  If competitors are able to successfully develop technologies that do not infringe our intellectual property rights and obtain FDA clearance and reimbursement, KCI could face increasing competition in the advanced wound-care business.  Over time, as our patents in the V.A.C. field begin to expire, we expect increased competition with products adopting the basic V.A.C. technologies.

     In addition to direct competition from companies in the advanced wound-care market, health care organizations may from time to time attempt to assemble Negative Pressure Wound Therapy, or NPWT, devices from standard hospital supplies.  While we believe that many possible NPWT device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unable to enforce our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

     We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, some of our V.A.C. Therapy and surfaces contracts with larger hospital group purchasing organizations, or GPOs, are sole-source or dual-source agreements.  GPOs have come under pressure to modify their membership requirements and contracting practices, including conversion of sole-source and dual-source agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.  As our sole-source and dual-source agreements reach the end of their current terms, it is likely that renewals will result in dual or multi-source agreements with GPOs in the advanced wound care and therapeutic surfaces categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.  Our therapeutic surfaces business primarily competes with the Hill-Rom Company, Gaymar Industries, and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited.

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

     On August 3, 2006, a U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group Inc. and Medela AG, and on which our V.A.C. Therapy systems rely, were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the products marketed by BlueSky.  We derived $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. Therapy products relating to the patents at issue.

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

     From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care or therapeutic surfaces for the purpose of developing products that compete with ours, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of any such intellectual property infringement claims, we could be required to:

     -  pay material damages for third-party infringement claims;
     -  discontinue manufacturing, using or selling the infringing products, technology or processes;
     -  develop non-infringing technology or modify infringing technology so that it is non-infringing, which could be time-consuming and costly or may not be possible; or
     -  license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms or at all.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our production of affected items, our revenue could be negatively impacted.

If we are unable to develop new generations of V.A.C. Therapy and therapeutic surface products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. Therapy and therapeutic surfaces products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection in both the V.A.C. Therapy and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines. If we are unable to continue developing proprietary product enhancements to V.A.C. Therapy systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business. In addition, if we fail to develop new lines of products, we will not be able to penetrate new markets. Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

Changes in reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.

     The demand for our products is highly dependent on the regulations, policies and rules of third-party payers, including the Medicare and Medicaid programs, as well as private insurance and managed care organizations, that reimburse us for the sale and rental of our products.  If coverage or payment regulations, policies or rules of these third-party payers are revised in any material way in light of increased efforts to control health care spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease.

     The reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal health care programs, including Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and the Medicare Program Safeguard Contractors, or PSCs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of durable medical equipment, or DME, in the home. Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

     From time to time, we have been engaged in dialogue with the medical directors of these various contractors in order to clarify the local coverage policy for NPWT, which has been adopted in each of the DMAC regions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all the open issues. In the event that our interpretation of the NPWT coverage policy in effect at any given time does not prevail, we could be subjected to recoupment or refund of all or a portion of any amounts in question as well as penalties, which could exceed our related revenue reserves, and could negatively impact our V.A.C. Medicare revenue. Although difficult to predict, we believe the reimbursement issues that continue to be discussed with the contractors and their medical directors relate to approximately 1% of our total revenue for 2006.

     In addition, the current NPWT coverage policy instructs the DMACs to initially deny payment for any Medicare V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis. We currently have approximately $17.4 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

Medicare approval of, and assignment of billing codes to, products that compete with our V.A.C. products could reduce the reimbursement we receive for and adversely affect the demand for our products.

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products. In the past, our V.A.C. Therapy systems and disposables were the only devices assigned to the CMS reimbursement codes for NPWT. Beginning in 2005, CMS has assigned the same NPWT reimbursement codes to other devices being marketed to compete with V.A.C. Therapy systems. As a result of recent CMS decisions we are experiencing increased development of products designed to compete with V.A.C. Therapy. Also, in part due to this new competition, CMS may reduce reimbursement rates on NPWT or its various components and we are receiving increased inquiries from other third-party payers regarding reimbursement levels, all of which may reduce revenue. Either increased competition or reduced reimbursement could materially and adversely affect our business and operating results.

     The assignment of CMS reimbursement codes to competing products also increases the likelihood of our V.A.C. products being subjected to the initial phases of Medicare competitive bidding, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting. Any declines in Medicare reimbursement could materially and adversely affect our business.  If KCI’s products are included in the competitive bidding process and KCI elects to participate in the program, prices reimbursed by Medicare in the homecare setting could be negatively impacted.  The competitive bidding process could also limit customer access to KCI’s homecare products.

Reimbursement changes applicable to facilities, such as hospitals and skilled nursing facilities, that purchase our products could reduce the reimbursement we receive for and adversely affect the demand for our products.

     In April 2006, CMS issued a notice of proposed rulemaking, which includes the first significant changes to the Inpatient Prospective Payment System, or IPPS, since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal, CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. The resulting changes, if enacted as proposed, could place downward pressure on prices paid by acute care hospitals to KCI for our products used for inpatient services.

The initiation by government agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide with respect to Medicare and Medicaid patients could lead to reduced reimbursement for our products or result in material refunds, recoupments or penalties for past billings.

     Due to the increased scrutiny and publicity of increasing health care costs, we may be subject to future assessments or studies by CMS, FDA, or other agencies, which could lead to other changes in reimbursement policies that adversely affect our business. In this regard, we were informed in November 2004 that CMS intended to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. Therapy system and a variety of other medical devices to determine whether they should be included in a competitive bidding process. The results of this assessment could potentially be used by CMS or other payers as a basis to reduce pricing or reimbursement for the V.A.C., which would have an adverse impact on our financial condition and results of operations.

     The Office of the Inspector General, or OIG, of the Department of Health & Human Services, or HHS, initiated a study on NPWT for 2006.  The OIG Office of Evaluations and Inspections evaluates effectiveness and efficiency of a wide range of programs of HHS.  We have participated in similar studies in the past on other product lines.  As part of the current study, the OIG requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in further audits and/or demands by third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into future federal reimbursement for our products, including determinations of the inherent reasonableness of our V.A.C. pricing and to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other Medicare and third-party payer determinations on coverage or reimbursement.

The focus on DME in certain governmental work plans for 2007 and beyond could lead to reduced reimbursement for our products or result in material refunds, recoupments or penalties for past billings.

     The most recent publication of the OIG’s Work Plan for 2007 includes several projects that could affect our business. Specifically, the OIG has indicated that it plans to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by DMACs and PSCs have indicated that some suppliers have been unable to furnish this information. In addition, the 2007 Work Plan provides that the OIG intends to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.

We may be subject to claims audits that could harm our business and financial results.

     As a health care supplier, we are subject to claims audits by government regulators and private payers.  We are subject to extensive government regulation, including laws regulating reimbursement under various government programs. Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits. To ensure compliance with Medicare regulations, the DMACs and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Also, our agreements with private payers commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us.

We could be subject to governmental investigations regarding the submission of claims for payment for items and services furnished to federal and state health care program beneficiaries.

     There are numerous rules and requirements governing the submission of claims for payment to federal and state health care programs.  In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities.  If we fail to adhere to these requirements, the government could allege we are not entitled to payment for such claims, and may seek to recoup past payments made.  Governmental authorities could also take the position that claims we have submitted for payment violate the federal False Claims Act.  The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the federal False Claims Act or similar state provisions could result in a significant loss of reimbursement and may have a material adverse effect on our operating results.  Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations can be significant.

We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other health care professionals.

     The federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products.  Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute, which prohibits the offer, payment solicitation or receipt of remuneration of any kind if even one purpose of such remuneration is to induce the recipient to use, order, refer, or recommend or arrange for the use order or referral of any items or services for which payment may be made in whole or in part under a federal or state health care program.  A number of states have passed similar laws, some of which apply even more broadly than the federal statute because they are not limited to federal or state reimbursed items or services and apply to items and services that may be reimbursed by any payer.

     Federal authorities have also increased enforcement with regard to the federal physician self-referral and payment prohibitions, commonly referred to as the Stark Law.  If any of our business arrangements with physicians who prescribe our DME homecare products for Medicare or Medicaid beneficiaries are found not to comply the Stark Law, the physician is prohibited from ordering Medicare or Medicaid covered DME from us, and we may not present a claim for Medicare or Medicaid payment for such items.  Reimbursement for past orders from such a physician could also be subject to recoupment.

     We have numerous business arrangements with physicians and other potential referral sources, including but not limited to arrangements whereby physicians provide clinical research services to KCI, serve as consultants to KCI, or serve as speakers for training, educational and marketing programs provided by KCI.  Many of these arrangements involve payment for services or coverage of, or reimbursement for, common business expenses (such as meals, travel and accommodations) associated with the arrangement.  Governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates the Anti-Kickback Statute, the Stark Law or similar state laws.  In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal health care program for items or services realized as a result of such violations also violate the federal False Claims Act.  Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

We could be subject to increased scrutiny in states where we furnish items and services to Medicaid beneficiaries that result in refunds or penalties.

     Recent federal cuts to state administered health care programs, particularly Medicaid, have also increased enforcement activity at the state level under both federal and state laws.  In July 2006, CMS released its initial comprehensive Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse.  This new program will work to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states.  Such reviews could result in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. Therapy's clinical efficacy may reduce physician usage or put pricing pressures on V.A.C. and cause our V.A.C. Therapy revenue to decline.

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. Therapy across targeted wound types.  A successful clinical trial program is necessary to maintain and increase sales of V.A.C. Therapy products, in addition to supporting and maintaining third-party reimbursement of the product in the United States and abroad, particularly in Europe and Canada.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. Therapy, physicians may elect not to use V.A.C. Therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial, V.A.C. Therapy may not achieve "standard-of-care" designations for the wound types in question, which could deter the adoption of V.A.C. Therapy in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. Therapy, limit the manner in which they cover V.A.C. Therapy, or reduce the price they are willing to pay or reimburse for V.A.C. Therapy.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. Therapy systems and disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 78% of our total revenue for the year ended December 31, 2006, of which sales of V.A.C. disposables represented approximately 23%.  Accordingly, a disruption in the supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

     We have a long-term evergreen supply agreement with Avail through October 2009, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreement and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

     Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  We also contract exclusively with Noble Fiber Technologies, LLC for the supply of specialized silver-coated foam for use in our line of silver dressings.  In the event that Foamex or Noble experiences manufacturing interruptions, our supply of foam or silver V.A.C. dressings could be jeopardized.  We are in the process of identifying other suppliers that could provide inventory to meet our needs in the event that our existing suppliers are unable to fulfill our requirements for V.A.C. disposables.  If we are required but unable to timely procure alternate sources for these components at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a material adverse effect on our entire V.A.C. Therapy business.

We are exposed to fluctuations in currency exchange rates that could negatively affect our operating results.

     Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates related to the value of the U.S. dollar. While we enter into foreign exchange forward contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot fully eliminate the risk, which may adversely affect our expected results.

Changes in effective tax rates or tax audits could adversely affect our results.

     Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.  In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities, which, if adversely determined could negatively impact our operating results.

If we fail to comply with the extensive array of laws and regulations that apply to our business, we could suffer civil or criminal penalties or be required to make significant changes to our operations that could reduce our revenue and profitability.

      We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

     -  billing practices;
     -  product pricing and price reporting;
     -  quality of medical equipment and services and qualifications of personnel;
     -  confidentiality, maintenance and security of patient medical records;
     -  marketing and advertising, and related fees and expenses paid; and
     -  business arrangements with other providers and suppliers of health care services.

     In this regard, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government health care programs.  Further, under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

We are subject to regulation by the FDA and its foreign counterparts that could materially reduce the demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

     Substantially all of our products are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs and expenses on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. Recently, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. Regulatory authorities in Europe and Canada have also recently adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010. Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

If our future operating results do not meet our expectations or those of the equity research analysts covering us, the trading price of our common stock could fall dramatically.

     We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

     -  the level of acceptance of our V.A.C. Therapy systems by customers and physicians;
     -  the type of indications that are appropriate for V.A.C. Therapy and the percentages of wounds that are good candidates for V.A.C. Therapy;
     -  third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
     -  clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
     -  developments or any adverse determination in our pending litigation; and
     -  new or enhanced competition in our primary markets.

     We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, domestic V.A.C. unit growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns. The adverse effects in our business arising from seasonality may become more pronounced in future periods as the market for V.A.C. Therapy systems matures and V.A.C. Therapy growth rates decrease.

     Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, decreases in revenue or delays in the recognition of revenue could cause significant variations in our operating results from quarter to quarter. In the short term, we do not have the ability to adjust spending in a time-effective manner to compensate for any unexpected revenue shortfall, which also could cause a significant decline in the trading price of our stock.

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our financial condition.

     As of December 31, 2006, we had $208.2 million of outstanding indebtedness and shareholders' equity of $356.2 million. This level of indebtedness could have important consequences, including the following:

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
     -  our vulnerability to general adverse economic and industry conditions could be increased; and we could be at a competitive disadvantage compared to competitors with less debt; and
     -  restrictive covenants in our senior credit facility and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

     Our senior credit facility and the indenture governing our senior subordinated notes limit our ability, among other things, to:

     -  incur additional indebtedness or contingent obligations above certain levels;
     -  pay dividends or make distributions to our shareholders;
     -  repurchase or redeem our stock;
     -  make certain investments;
     -  grant liens;
     -  make capital expenditures above certain levels;
     -  enter into transactions with our shareholders and affiliates;
     -  sell assets; and
     -  acquire the assets of, or merge or consolidate with, other companies.

     Our senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios. Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA, as defined in our senior credit agreement.

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

     Our articles of incorporation and by-laws and Texas law contain provisions which could discourage, delay or prevent a third-party from acquiring shares of our common stock or replacing members of our Board of Directors. These provisions include:

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
     -  requirements for the approval of the holders of at least two-thirds of our outstanding common stock to amend our articles of incorporation;
     -  authorization for our Board of Directors to adopt, amend or repeal our by-laws;
     -  limitations on the ability of shareholders to call special meetings of shareholders; and
     -  establishment of advance notice requirements for presentation of new business and nominations for election to the
        Board of Directors at shareholder meetings.

     In addition, under Texas law and our articles of incorporation and our by-laws, action may not be taken by less than unanimous written consent of our shareholders unless the Board of Directors has recommended that the shareholders approve such action.  The limitation on the ability of shareholders to call a special meeting, to act by written consent and to remove directors may make it difficult for shareholders to remove or replace the Board of Directors should they desire to do so.  These provisions could also delay or prevent a third-party from acquiring us, which could cause the market price of our common stock to decline.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

      None.

ITEM 2.     PROPERTIES

     We lease approximately 156,400 square feet at our corporate headquarters building in San Antonio, Texas, the majority of which is leased under a 10-year lease that expires in 2012.  We also lease approximately 35,300 square feet in adjacent buildings that are used for general corporate purposes, and approximately 88,500 square feet of office space in San Antonio for our customer service center.  In addition, in February 2004 and February 2005, we entered into 99‑month leases for approximately 80,400 and 80,200 square feet of office space in San Antonio to be used as our research and development and medical facility and for general corporate purposes, respectively.

     We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993.  Our operations are conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio.  We lease approximately 141 domestic service centers, including each of our five regional headquarters.

     Internationally, we lease 67 service centers. Our international corporate office is located in Amsterdam, the Netherlands.  International manufacturing and engineering operations are based in the United Kingdom and Belgium.  The United Kingdom plant is approximately 24,800 square feet, and the Belgium plant is approximately 19,600 square feet.  These plants operate with 100% cumulative utilization of plant and equipment.

     We believe that our current facilities will be adequate to meet our needs for 2007.

     The following is a summary of our primary facilities:

Owned or
Location	Description	Segment	Leased

KCI Tower	Corporate Headquarters	Corporate	Leased
8023 Vantage Drive San Antonio, TX

KCI Plaza	Corporate Offices	Corporate	Leased
8010 Vantage Drive San Antonio, TX

KCI Manufacturing	Manufacturing Plant	Corporate	100% Owned
4958 Stout Drive San Antonio, TX

KCI North IV	Customer Service Center	KCI USA	Leased
5800 Farinon Drive San Antonio, TX

KCI North V	R&D and Medical Facility	Corporate	Leased
6203 Farinon Drive San Antonio, TX

KCI North VI	Patient Financial Services/Training	KCI USA	Leased
6103 Farinon Drive San Antonio, TX

Parktoren, 6th Floor	International Corporate Headquarters	KCI International	Leased
van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands

KCII Manufacturing, Unit 12	Manufacturing Plant	KCI International	Leased
11 Nimrod Way, Wimborne Dorset, United Kingdom

KCII Manufacturing	Manufacturing Plant	KCI International	Leased
Ambachtslaan 1031 3990 Peer, Belgium

ITEM 3.     LEGAL PROCEEDINGS

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  All parties in the case have filed motions for a new trial challenging various aspects of the case.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  We derived $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. Therapy products relating to the patents at issue.

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

     None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
                    AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)     Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2006	High	Low
First Quarter	$43.10	$35.14
Second Quarter	$44.74	$38.29
Third Quarter	$49.10	$22.50
Fourth Quarter	$41.22	$30.80

2005	High	Low
First Quarter	$76.24	$56.95
Second Quarter	$64.98	$53.32
Third Quarter	$64.00	$52.48
Fourth Quarter	$58.99	$33.00

    On February 20, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $50.27 per share.  As of February 20, 2007, there were approximately 146 shareholders of record of our common stock.

     We do not currently pay cash dividends on our common stock. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future.  In addition, our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  For more information regarding the restrictions under our Senior Credit Agreement and Indenture, see "Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service."

(b)     None
(c)     Purchases of Equity Securities by KCI (in thousands, except per share amounts)

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Program (1)	Program (1)

September 1, 2006 to
September 30, 2006	2,750 (2)	$ 30.53	2,750	$ 116,057
	____	____	____	______

October 1, 2006 to
October 31, 2006	781 (2)	$ 32.89	781	$ 90,377
	____	____	____	______

November 1, 2006 to
November 30, 2006	4 (2)	$ 34.23	4	$ 90,234
	____	____	____	______

December 1, 2006 to
December 31, 2006	-	$ -	-	$ 90,234
	____	____	____	______

(1) In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007. During 2006, we repurchased and retired 3.5 million shares of KCI common stock at an aggregate purchase price of $109.8 million under this program. As of December 31, 2006, the remaining authorized amount for common stock repurchases under this program was $90.2 million.
(2) During 2006, KCI repurchased and retired approximately 1.0 million shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price.

STOCK PERFORMANCE GRAPH

     The following graph shows the change in our cumulative total shareholder return since our common stock began trading on the New York Stock Exchange on February 24, 2004 based upon the market price of our common stock, compared with: (a) the cumulative total return on the Standard & Poor’s 500 Large Cap Index and (b) the Standard & Poor’s Healthcare Equipment Index. The graph assumes a total initial investment of $100 as of February 24, 2004, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The performance on the following graph is not necessarily indicative of future stock price performance.

ITEM 6.     SELECTED FINANCIAL DATA

     The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal years 2005 and 2006 and the selected consolidated statements of earnings data for fiscal years 2004, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for fiscal years 2002 and 2003 and the selected consolidated balance sheet data for fiscal year 2004 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Earnings Data:
Revenue:
Rental	$ 979,669	$ 858,098	$726,783	$582,801	$453,061
Sales	391,967	350,458	265,853	181,035	127,371
	________	________	_______	_______	_______
Total revenue	1,371,636	1,208,556	992,636	763,836	580,432

Rental expenses(1)	607,132	528,000	447,765	351,070	273,493
Cost of sales(1)	120,492	115,069	90,961	77,316	59,982
	________	________	_______	_______	_______
Gross profit	644,012	565,487	453,910	335,450	246,957

Selling, general and administrative expenses(1)	298,076	253,869	212,800	162,421	118,789
Research and development expenses	36,694	30,614	31,312	23,044	18,749
Litigation settlement expense (gain)(2)	-	72,000	-	(75,000)	(173,250)
Initial public offering expenses(3)	-	-	19,836	-	-
Secondary offering expenses(4)	-	-	2,219	-	-
Recapitalization expenses(5)	-	-	-	70,085	-
	________	________	_______	_______	_______
Operating earnings	309,242	209,004	187,743	154,900	282,669

Interest income and other	4,717	4,189	1,133	1,065	496
Interest expense(6)	(20,333)	(25,152)	(44,635)	(52,098)	(40,943)
Foreign currency gain (loss)	(1,580)	(2,958)	5,353	7,566	3,935
	________	________	_______	_______	_______
Earnings before income taxes	292,046	185,083	149,594	111,433	246,157

Income taxes	96,578	62,928	53,106	41,787	96,001
	________	________	_______	_______	_______
Net earnings	$ 195,468	$ 122,155	$ 96,488	$ 69,646	$ 150,156
Series A convertible preferred stock dividends	-	-	(65,604)	(9,496)	-
	________	________	_______	_______	_______
Net earnings available to
common shareholders	$ 195,468	$ 122,155	$ 30,884	$ 60,150	$ 150,156
	________	________	_______	_______	_______
Net earnings per share available to
common shareholders:
Basic	$ 2.76	$ 1.76	$ 0.49	$ 1.03	$ 2.12
	________	________	_______	_______	_______
Diluted	$ 2.69	$ 1.67	$ 0.45	$ 0.93	$ 1.93
	________	________	_______	_______	_______
Weighted average shares outstanding:
Basic	70,732	69,404	62,599	58,599	70,927
	________	________	_______	_______	_______
Diluted(7)(8)	72,652	73,024	67,918	64,493	77,662
	________	________	_______	_______	_______

As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,146	$123,383	$124,366	$ 156,064	$ 54,485
Working capital	280,940	242,121	233,723	227,596	254,813
Total assets	842,442	762,111	732,465	667,323	618,059
Total debt(9)	208,249	295,934	446,186	685,827	522,102
Series A convertible preferred stock	-	-	-	261,719	-
Total shareholders' equity (deficit)	356,213	191,466	50,801	(507,254)	(80,436)

(1)   Amounts for fiscal year 2006 include share-based compensation expense recorded as a result of the adoption of Statement of
        Financial Accounting Standards No. 123 Revised.  See Note 1(p) to our consolidated financial statements.

(2)   Amounts for fiscal year 2002 include accrual in connection with the first installment payment of $175.0 million ($173.3 million, net of expenses of $1.7 million) as part of an anti-trust settlement. Amounts for fiscal year 2003 include the second and final payment of
        $75.0 million under this settlement. Amounts for 2005 include the litigation settlement with Novamedix Limited of $72.0 million, net of recorded reserves of $3.0 million.  See Note 13 to our consolidated financial statements.

(3)   Amounts for fiscal year 2004 include bonuses paid of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.

(4)   Amounts for fiscal year 2004 include $2.2 million of professional fees and other miscellaneous expenses in connection with our secondary offering.

(5)   Recapitalization expenses include non‑interest related expenses incurred in connection with our 2003 recapitalization.

(6)   Amounts for fiscal year 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our previously‑existing 9 5/8% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously‑existing senior credit facility. Amounts for fiscal year 2004 include an aggregate of $11.7 million in expense incurred in connection with our offerings, including bond call premiums totaling
        $7.7 million incurred in connection with the redemption of $107.2 million of our outstanding senior subordinated notes and
        $4.0 million of debt issuance costs that we wrote off related to the retirement of debt.

(7)   Potentially dilutive stock options and restricted stock totaling 3,241 shares, 595 shares, 72 shares and 117 shares for fiscal years 2006,
        2005, 2004 and 2003, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(8)   Due to their antidilutive effect, 2,990 and 7,522 dilutive potential common shares from the preferred stock conversion were excluded from the diluted weighted average shares calculation for the years ended December 31, 2004 and 2003, respectively.

(9)   Total debt equals current and long-term debt and capital lease obligations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

General

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: USA and International.  Operations in the United States accounted for approximately 72% of our total revenue for the year ended December 31, 2006.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the year ended December 31, 2006, we directly bill our customers, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related disposables, which accounted for approximately 78% of total revenue for the year ended December 31, 2006, up from 75% for the same period in 2005.

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

     We believe that the historical growth in our domestic V.A.C. Therapy revenue has been due in part to the availability of homecare reimbursement for our V.A.C. Therapy systems and disposables under the Medicare program, as administered by the Centers for Medicare and Medicaid Services, or CMS.  Recently, products competing with V.A.C. Therapy systems have become eligible for homecare reimbursement under the Medicare Negative Pressure Wound Therapy, or NPWT, codes, which has resulted in increased competition.  Other competitors’ products may also be assigned to the same codes upon obtaining necessary approvals.  In April 2006, CMS posted proposed rules on competitive bidding of Durable Medical Equipment in the homecare setting.  In June 2006, we submitted comments to the proposed rules on competitive bidding.  Although CMS has not yet decided on specific product categories that will be covered in the initial phases of competitive bidding, the category for NPWT is among those being considered for 2007 under the proposed rule and may be included in the final rules or in future rounds of the competitive bidding process.  As a result of CMS coding decisions and policies, we may experience increased competition from similarly-coded products in future periods and reimbursement we receive from third-party payers may be unfavorably impacted.

     We believe we have the following competitive strengths:

     Product innovation and commercialization.  We have a successful track record spanning over 30 years in pioneering novel technologies, such as those that are used in our advanced wound care and therapeutic surfaces businesses.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients.  Our development and commercialization of new V.A.C. Therapy systems and disposable dressing variations have strengthened KCI's leadership position in advanced wound care.  We have also developed and commercialized a broad spectrum of therapeutic surfaces, a number of which have significantly enhanced patient care.  Our most recent innovation in addressing patient needs in the ICU is the DeltaTherm, an advanced, non-invasive therapeutic temperature management system, initially targeting patients who have suffered cardiac arrest.  Early clinical data indicates that DeltaTherm may help to improve neurological outcomes and reduce mortality in recovering cardiac arrest patients.

     Superior clinical efficacy.  Our broad continuum of clinically-effective products, supported by our clinically-focused and trained sales and service organization, combine to produce superior clinical outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.

     Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,900 individuals, has strong relationships with our prescribers, payers and caregivers fostered over the past three decades due to the high degree of clinical support and consultation we provide along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care facilities, we have built a broad and diverse reach across all health care settings. In the United States, for example, we have relationships with over 3,900 acute care hospitals, approximately 6,900 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

     Extensive service center network.  With a network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

     Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop capabilities and expertise in third-party reimbursement, which enable us to efficiently manage our collections and accounts receivable with third-party payers.

     We believe that the key factors underlying V.A.C. Therapy growth over the past year have been:

     -  increasing V.A.C. Therapy awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician;

     -  market expansion by identifying new wound type indications for V.A.C. Therapy and increasing the percentage of wounds that are considered good candidates for V.A.C. Therapy; and

     -  strengthening our contractual relationships with third‑party payers.

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. Therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  In order to meet our goals of increasing physician awareness, we increased our total sales force by approximately 250 employees in 2006 and 190 employees in 2005.  Our ongoing clinical experience and studies have increased the market acceptance of V.A.C. Therapy and expanded the range of wounds considered to be good candidates for V.A.C. Therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of V.A.C. Therapy on a routine basis for appropriate wounds.  We recently obtained FDA clearance for expanded indications for use of V.A.C. Therapy systems, which permit KCI to market and label the unique mechanisms of action of V.A.C. Therapy.  The new FDA clearance further substantiates the unique mechanisms of action of V.A.C. Therapy while clearly differentiating V.A.C. Therapy from other offerings in wound care.  We will continue to seek additional indications for use as the body of evidence supporting V.A.C. Therapy grows.

     Our intellectual property is very important to maintaining our competitive position.  With respect to our V.A.C. Therapy business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in our product portfolio and positioning are also important to our continued growth and market penetration.  We believe our advanced V.A.C. Therapy systems have increased customer acceptance and the perceived value of V.A.C. Therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating a variety of wounds.

Results of Operations

Year ended December 31, 2006 Compared to Year ended December 31, 2005

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing 2006 to 2005:

	Year ended December 31,
			%
	2006	2005	Change (1)
Revenue:
Rental	71%	71%	14.2%
Sales	29	29	11.8
	___	___
Total revenue	100	100	13.5
Rental expenses	44	44	15.0
Cost of sales	9	9	4.7
	___	___
Gross profit	47	47	13.9
Selling, general and administrative expenses	22	21	17.4
Research and development expenses	3	3	19.9
Litigation settlement expense	-	6	-
	___	___
Operating earnings	22	17	48.0
Interest income and other	-	-	12.6
Interest expense	(1)	(2)	(19.2)
Foreign currency loss	-	-	(46.6)
	___	___
Earnings before income taxes	21	15	57.8
Income taxes	7	5	53.5
	___	___
Net earnings	14%	10%	60.0%
	___	___

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. Therapy systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Year ended December 31,
			%
	2006	2005	Change (1)
Total Revenue:
V.A.C.
Rental	$ 732,308	$ 615,579	19.0%
Sales	336,781	291,964	15.4
	________	________
Total V.A.C.	1,069,089	907,543	17.8

Therapeutic surfaces/other
Rental	247,361	242,519	2.0
Sales	55,186	58,494	(5.7)
	________	________
Total therapeutic surfaces/other	302,547	301,013	0.5

Total rental revenue	979,669	858,098	14.2
Total sales revenue	391,967	350,458	11.8
	________	________
Total Revenue	$1,371,636	$1,208,556	13.5%
	_______	_______
USA Revenue:
V.A.C.
Rental	$ 603,558	$ 519,570	16.2%
Sales	204,703	186,476	9.8
	________	________
Total V.A.C.	808,261	706,046	14.5

Therapeutic surfaces/other
Rental	156,674	152,294	2.9
Sales	28,837	27,853	3.5
	________	________
Total therapeutic surfaces/other	185,511	180,147	3.0

Total USA rental	760,232	671,864	13.2
Total USA sales	233,540	214,329	9.0
	________	________
Total – USA Revenue	$ 993,772	$ 886,193	12.1%
	_______	_______
International Revenue:
V.A.C.
Rental	$ 128,750	$ 96,009	34.1%
Sales	132,078	105,488	25.2
	________	________
Total V.A.C.	260,828	201,497	29.4

Therapeutic surfaces/other
Rental	90,687	90,225	0.5
Sales	26,349	30,641	(14.0)
	________	________
Total therapeutic surfaces/other	117,036	120,866	(3.2)

Total International rental	219,437	186,234	17.8
Total International sales	158,427	136,129	16.4
	________	________
Total – International Revenue	$ 377,864	$ 322,363	17.2%
	_______	_______

(1) Percentage change represents the change in dollars between periods.

     For additional discussion on segment and geographical information, see Note 16 to our consolidated financial statements.

      Total Revenue.  Total revenue for 2006 was $1.37 billion, an increase of $163.1 million, or 13.5%, from the prior year.  The growth in total revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables, partially offset by lower domestic realized pricing.  Domestic V.A.C. pricing for 2006 was unfavorably impacted by a number of factors including lower canister reimbursement under Medicare Part B, lower contracted prices, payer mix changes and reductions in cash realization estimates.  Foreign currency exchange movements accounted for 0.9% of the increase in total revenue in 2006 compared to the prior year.

     Domestic Revenue.  Total domestic revenue was $993.8 million for 2006, representing an increase of 12.1%, as compared to the prior year due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.

     Total domestic V.A.C. revenue was $808.3 million for 2006, representing an increase of 14.5%, compared to the prior year due to higher V.A.C. units on rent across all care settings, partly offset by lower realized pricing.  Domestic V.A.C. rental revenue of $603.6 million for 2006 increased $84.0 million, or 16.2%, due to a 21.9% increase in average units on rent compared to the prior year.  For 2006, higher domestic average units on rent were partially offset by lower realized pricing due to a number of factors including lower contracted prices, payer mix changes and reductions in cash realization estimates.  Domestic V.A.C. sales revenue of $204.7 million in 2006 increased 9.8% from the prior year.  The increase was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. units on rent, offset by lower canister reimbursement.  As we negotiate our domestic V.A.C. contracts throughout 2007, we anticipate that our V.A.C. sales revenue will increase as a percent of total V.A.C. revenue, as we continue promoting our value proposition to customers.  The increase in sales revenue is expected to be offset by a decline in rental revenue.  Additionally, we are pursuing a long-term leasing strategy in our extended care market, which we expect will reduce our average daily realized pricing, offset by an increase in average units on rent in this care setting.

     Domestic therapeutic surfaces/other revenue was $185.5 million for 2006, representing an increase of 3.0%, as compared to the prior year due primarily to an increase in units on rent, partially offset by lower pricing, which resulted from competitive pressures in certain markets.

     International Revenue.  Total international revenue was $377.9 million for 2006, representing an increase of 17.2%, as compared to the prior year.  This increase was due primarily to increased rental volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 3.5% of the increase in total international revenue in 2006 compared to the prior year.

     Total international V.A.C. revenue was $260.8 million for 2006, representing an increase of 29.4%, compared to the prior year, due to higher V.A.C. units on rent and favorable foreign currency exchange variances.  Foreign currency exchange rate movements accounted for 4.5% of the increase in international V.A.C. revenue in 2006 compared to the prior year.  International V.A.C. rental revenue for 2006 of $128.8 million increased $32.7 million, or 34.1%, due primarily to a 30.1% increase in average units on rent compared to the prior year.  The average rental price for 2006 was comparable to the prior year periods.  Foreign currency exchange rate movements accounted for 5.2% of the increase in international V.A.C. rental revenue in 2006 compared to the prior year.  International V.A.C. sales revenue of $132.1 million in 2006 increased 25.2% from the prior year.  The increase was due primarily to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. units on rent.  During 2005, we completed a $2.6 million V.A.C. sale to the Canadian government, which unfavorably impacted international V.A.C. sales revenue growth by 3.2% for 2006 compared to the prior year.  Foreign currency exchange rate movements accounted for 3.9% of the increase in international V.A.C. sales revenue in 2006 compared to the prior year.

     International therapeutic surfaces/other revenue was $117.0 million for 2006, a decrease of 3.2% from the prior year.  During the first quarter of 2005, we completed a significant $5.1 million sale of therapeutic surfaces to the Canadian government, which unfavorably impacted revenue growth by 4.3% for 2006.  Foreign currency exchange rate movements positively impacted international therapeutic surfaces/other revenue by 1.7% for 2006 compared to the prior year.

     Rental Expenses.  Rental expenses were $607.1 million in 2006, representing an increase of 15.0% over the prior year.  Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses, as a percentage of total revenue, were higher in 2006 at 44.3% as compared to 43.7% in the prior year.  The expense associated with our sales headcount increase in 2006 slightly outpaced our rental revenue growth for the same period compared to the prior year due to lower price realization of our V.A.C. rentals, as discussed above.  Additionally, 2006 included an increase in share-based compensation expense of $4.3 million, before taxes, resulting from the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”)  No. 123 Revised (“SFAS 123R”), "Share-Based Payment," compared to the prior year.  Our sales and service headcount increased to approximately 3,500 at December 31, 2006 from approximately 3,100 at December 31, 2005.

     Cost of Sales.  Cost of sales were $120.5 million in 2006, representing an increase of 4.7% over the prior year.  Cost of sales includes manufacturing costs, product costs and licensing fees associated with our "for sale" products.  Sales margins in 2006 increased to 69.3% compared to 67.2% in the prior year.  The increased margin was due to continued cost reductions resulting from our global supply contract for V.A.C. disposables, including a volume purchase discount received in the second quarter of 2006 relating to a large purchase of V.A.C. disposables which was fully recognized in 2006.

     Gross Profit.  Gross profit was $644.0 million in 2006, representing an increase of 13.9% over the prior year.  Gross profit margin for 2006 was 47.0%, up from 46.8% in the prior year.  Increased revenue combined with productivity improvements in our service operations and continued cost reductions from our global supply contract for V.A.C. disposables contributed to the margin expansion for 2006, partially offset by the impact of our January 1, 2006 adoption of SFAS 123R.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $298.1 million in 2006, representing an increase of 17.4% over the prior year.  Selling, general and administrative expenses for 2006 represented 21.7% of total revenue compared to 21.0% in the prior year.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  In 2006, we recorded share-based compensation expenses of approximately $12.3 million, before income taxes, compared to $1.9 million recorded in the prior year.  Selling, general and administrative expenses for 2006 also include an additional $3.7 million expense over the prior year related to the patent litigation case, $2.7 million in CEO transition costs and $3.0 million related to the reduction of the carrying value of our assets subject to leveraged lease.

     Research and Development Expenses.  Research and development expenses in 2006 were $36.7 million and represented 2.7% of total revenue as compared to 2.5% in the prior year.  Research and development expenses relate to our investments in clinical studies and the development of new, advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. Therapy technology and upgrading and expanding our surface technologies.

     Litigation Settlement Expense.  On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in the third quarter of 2005.

     Operating Earnings.  Operating earnings were $309.2 million for 2006 compared to $209.0 million in the prior year due primarily to increased revenue in 2006 and the prior-year effect of the litigation settlement recorded in the third quarter of 2005.  Operating margin for 2006 was 22.5% as compared to 17.3% in the prior year.  Share-based compensation recorded under SFAS 123R unfavorably impacted our operating margin by 1.3% in 2006 compared to 0.2% in the prior year.  Prior to January 1, 2006, we accounted for share-based compensation under Accounting Principles Board, or APB, Opinion No. 25, or APB 25, Accounting for Stock Issued to Employees."  The prior-year litigation settlement unfavorably impacted our operating margins for 2005 by 6.0%.

     Interest Expense.  Interest expense was $20.3 million in 2006 compared to $25.2 million in the prior year.  Interest expense in 2006 and 2005 includes write-offs of capitalized debt issuance costs totaling $1.5 million and $2.9 million, respectively, and open-market premium payments of $490,000 and $510,000, respectively, related to the purchase of our senior subordinated notes.  The remaining decrease in interest expense from the prior year is due to a reduction in our outstanding debt balance from the prior year.

     Net Earnings.  Net earnings for 2006 were $195.5 million compared to $122.2 million in the prior year, an increase of 60.0%.  Net earnings for 2005 were unfavorably impacted by the litigation settlement of $47.4 million, net of taxes.  The effective income tax rate for 2006 was 33.1% compared to 34.0% for the prior year.  The income tax reduction was primarily attributable to the favorable resolution of certain tax contingencies in 2006.

     Net Earnings per Share.   Net earnings per diluted share for 2006 were $2.69 compared to net earnings per diluted share of $1.67 in the prior year.  The litigation settlement charge unfavorably impacted the prior year by $0.65 per share.   The open-market repurchases of common stock in 2006 favorably impacted reported earnings per share by $0.03 per share.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item comparing 2005 to 2004:

	Year ended December 31,
			%
	2005	2004	Change (1)
Revenue:
Rental	71%	73%	18.1%
Sales	29	27	31.8
	___	___
Total revenue	100	100	21.8
Rental expenses	44	45	17.9
Cost of sales	9	9	26.5
	___	___
Gross profit	47	46	24.6
Selling, general and administrative expenses	21	22	19.3
Research and development expenses	3	3	(2.2)
Litigation settlement expense	6	-	-
Initial public offering expenses	-	2	-
Secondary offering expenses	-	-	-
	___	___
Operating earnings	17	19	11.3
Interest income and other	-	-	269.7
Interest expense	(2)	(4)	(43.6)
Foreign currency gain (loss)	-	-	-
	___	___
Earnings before income taxes	15	15	23.7
Income taxes	5	5	18.5
	___	___
Net earnings	10%	10%	26.6%
	___	___

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. Therapy systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: USA and International (dollars in thousands):

	Year ended December 31,
			%
	2005	2004	Change (1)
Total Revenue:
V.A.C.
Rental	$ 615,579	$ 485,511	26.8%
Sales	291,964	213,502	36.8
	________	_______
Total V.A.C.	907,543	699,013	29.8

Therapeutic surfaces/other
Rental	242,519	241,272	0.5
Sales	58,494	52,351	11.7
	________	_______
Total therapeutic surfaces/other	301,013	293,623	2.5

Total rental revenue	858,098	726,783	18.1
Total sales revenue	350,458	265,853	31.8
	________	_______
Total Revenue	$1,208,556	$ 992,636	21.8%
	_______	______
USA Revenue:
V.A.C.
Rental	$ 519,570	$ 417,008	24.6%
Sales	186,476	145,627	28.1
	________	_______
Total V.A.C.	706,046	562,635	25.5

Therapeutic surfaces/other
Rental	152,294	152,219	-
Sales	27,853	29,450	(5.4)
	________	_______
Total therapeutic surfaces/other	180,147	181,669	(0.8)

Total USA rental	671,864	569,227	18.0
Total USA sales	214,329	175,077	22.4
	________	_______
Total – USA Revenue	$ 886,193	$ 744,304	19.1%
	_______	______
International Revenue:
V.A.C.
Rental	$ 96,009	$ 68,503	40.2%
Sales	105,488	67,875	55.4
	________	_______
Total V.A.C.	201,497	136,378	47.7

Therapeutic surfaces/other
Rental	90,225	89,053	1.3
Sales	30,641	22,901	33.8
	________	_______
Total therapeutic surfaces/other	120,866	111,954	8.0

Total International rental	186,234	157,556	18.2
Total International sales	136,129	90,776	50.0
	________	_______
Total – International Revenue	$ 322,363	$ 248,332	29.8%
	_______	______

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

     Domestic Revenue.  Total domestic revenue was $886.2 million for 2005, representing an increase of 19.1% as compared to the prior year.  Total domestic V.A.C. revenue was $706.0 million for 2005, representing an increase of 25.5% compared to the prior year.  For 2005, domestic V.A.C. rental revenue of $519.6 million increased $102.6 million, or 24.6%, due to a 27.5% increase in average units on rent compared to the prior year.  The unit increase was partially offset by a 2.0% decline in the average V.A.C. rental pricing during 2005, generally attributable to moving non-contracted payers in the homecare market to contracted pricing.  Entering into payer agreements with non-contracted payers has the effect of decreasing the price paid by such payers while improving the protocols and payment cycles of such payers.  Domestic V.A.C. sales revenue of approximately $186.4 million in 2005 increased 28.1% from the prior year.  This was due primarily to higher sales volumes for V.A.C. disposables associated with the 27.5% increase in V.A.C. system unit rentals and the shift away from all-inclusive pricing arrangements with managed care organizations.

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

      International therapeutic surfaces/other revenue was $120.9 million for 2005, representing an increase of 8.0% from the prior year.  During the first quarter of 2005, we completed a $5.1 million sale of therapeutic surfaces in Canada.  Foreign currency exchange movements favorably impacted international therapeutic surfaces/other revenue for 2005, representing 2.3% of the increase from the prior year.  The remaining variance from the prior year was primarily due to a 6.3% decrease in the average rental price, partially offset by a 6.1% increase in the average number of therapeutic surfaces rental units on rent.  The decline in average rental price resulted primarily from pricing pressure due to increased competition on our lower therapy products and changes in product mix.

     Rental Expenses.  Rental, or "field," expenses are comprised of both fixed and variable costs.  Field expenses, as a percentage of total revenue, were comparable in 2005 at 43.7% as compared to 45.1% in the prior year.  This decrease was due primarily to efficiencies recognized in our service model including lower costs per work order, partially offset by an increase in our sales and service headcount from approximately 2,820 at December 31, 2004 to 3,100 at December 31, 2005.

     Cost of Sales.  Cost of sales was $115.1 million in 2005, representing an increase of 26.5% over the prior year.  Sales margins in 2005increased to 67.2% compared to 65.8% in the prior year.  The increased margins were due to favorable changes in our product mix, continued cost reductions resulting from our global supply contract for V.A.C. disposables, and favorable profit margins on the Canadian sale in the first quarter of 2005.

     Gross Profit.  Gross profit was $565.5 million in 2005, representing an increase of 24.6% over the prior year.  Gross profit margin in 2005 was 46.8%, up from 45.7% in the prior year. Purchase discounts under an agreement with a primary supplier, efficiency improvements in our service model that included lower costs per work order and favorable changes in our product mix contributed to the margin expansion.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses represented 21.0% of total revenue in 2005 compared to 21.4% in the prior year.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and finance and information systems costs.

     Research and Development Expenses.  Research and development expenses in 2005 were $30.6 million and represented 2.5% of total revenue as compared to 3.2% in the prior year.  Clinical spending was consistent as a percentage of revenue as compared to the prior year.  For 2005, the decline in research and development spending was due primarily to the termination of one research and development project and the timing of spending on other ongoing research and development projects.  Research and development expenses relate to our investments in new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. Therapy technology and upgrading and expanding our surface technology.

     Litigation Settlement Expense.  On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in 2005.  The Novamedix settlement will not have a continuing impact on future operations or cash flows.  See Note 13 to our consolidated financial statements.

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

     Interest Expense.  Interest expense in 2005 was $25.2 million compared to $44.6 million in the prior year.  Interest expense in 2005 includes write-offs of $2.9 million of debt issuance costs associated with the 2005 debt prepayments of $135.9 million on our senior credit facility and $13.4 million on our 7 ⅜% Senior Subordinated Notes due 2013. Interest expense for 2004 included payment of bond call and purchase premiums of $7.7 million associated with the redemption of a portion of our outstanding 7 ⅜% Senior Subordinated Notes due 2013 and the write-off of $5.5 million of debt issuance costs on debt retired during the period.  The remaining variance of approximately $9.1 million in interest expense resulted from a decrease in our average outstanding debt balance from the prior year.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2006 and 2005, our primary source of capital was cash from operations.  During 2004, our primary sources of capital were cash from operations and proceeds from our initial public offering.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the last three years ended December 31, 2006 (dollars in thousands):

	Year ended December 31,
	2006		2005		2004
Net cash provided by operating activities	$ 236,263		$ 238,198	(2)	$ 187,872	(4)
Net cash used by investing activities	(99,775)		(89,834)		(95,168)
Net cash used by financing activities	(156,425)	(1)	(144,452)	(3)	(125,973)	(5)
Effect of exchange rates changes on cash and cash equivalents	3,700		(4,895)		1,571
	________		________		_______
Net decrease in cash and cash equivalents	$ (16,237)		$ (983)		$ (31,698)
	________		________		_______

(1)     This amount for 2006 includes debt prepayments and regularly scheduled debt payments totaling $70.4 million on our senior credit facility and $16.3 million on our senior subordinated notes.  In addition, the amount for 2006 includes
          $109.8 million related to the repurchase and retirement of 3.5 million shares of KCI common stock.
(2)     This amount for 2005 is reduced by the litigation settlement charge of $72.0 million, which impacted net earnings by $47.4 million, net of the related tax benefit of $24.6 million.
(3)     This amount for 2005 includes debt prepayments and regularly scheduled payments totaling $137.7 million on our senior credit facility and $13.4 million on our senior subordinated notes.
(4)     This amount for 2004 includes $21.8 million of after-tax expenses associated with our stock offerings and debt prepayments.
          Working capital changes include a tax payment of $26.3 million primarily related to an anti-trust litigation settlement we reached in 2002.  In addition, the current income tax payable in 2004 reflects tax benefits of $7.2 million associated with our stock offerings and debt prepayments, which we realized in the first six months of 2004.
(5)     This amount for 2004 includes receipt of $94.4 million in net proceeds from the IPO, net of expenses of $10.6 million, prepayment of $130.0 million on our senior credit facility and purchase of $107.2 million of our senior subordinated notes.

     At December 31, 2006, cash and cash equivalents of $107.1 million were available for general corporate purposes and the availability under the revolving portion of our senior credit facility was $88.0 million, net of $12.0 million in letters of credit.

Working Capital

     At December 31, 2006, we had current assets of $531.8 million, including $43.5 million in inventory, and current liabilities of $250.8 million resulting in a working capital surplus of approximately $281.0 million, compared to a surplus of $242.1 million at December 31, 2005.  The increase in our working capital surplus of $38.9 million was due primarily to increases in cash from operations and increased cash and accounts receivable associated with revenue growth in the current year, partially offset by debt prepayments, capital expenditures and the repurchase of KCI common stock through our share repurchase program.

     At December 31, 2005, we had current assets of $477.1 million, including $28.4 million in inventory, and current liabilities of $234.9 million resulting in a working capital surplus of approximately $242.1 million, compared to a surplus of $233.7 million at December 31, 2004.  The increase in our working capital balance of $8.5 million was related primarily to an increase in cash and accounts receivable from increased revenues, partially offset by the increase in our accrued expenses related to timing of cash disbursements, capital expenditures and debt prepayments.

     If rental and sales volumes for V.A.C. Therapy systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles. As of December 31, 2006, we had $327.6 million of receivables outstanding, net of realization reserves of $88.5 million.  During 2006, domestic receivables were outstanding for an average of 75 days, a decline from 78 days in 2005.  International receivable days were up slightly from 87 days in 2005 to 90 days in 2006 as we are currently undergoing a systems conversion in our international operations.

Capital Expenditures

     During 2006, 2005 and 2004, we made capital expenditures of $92.2 million, $94.2 million and $93.2 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of December 31, 2006, we had approximately $139.5 million and $68.1 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  Scheduled principal payments under our senior credit facility are $1.4 million annually for 2007, 2008 and 2009.  Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100.0 million six-year revolving credit facility. The following table sets forth the maturity date, amounts outstanding under the term loan and the revolving credit facility, the effective interest rate on such outstanding amount, and amount available for additional borrowing thereunder, as of December 31, 2006 (dollars in thousands):

Amount
Available
		Effective	Amounts	For Additional
Senior Credit Facility	Maturity Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,018 (1)
Term loan facility	August 2010	6.95% (2)	139,494	-
			_______	______
Total			$ 139,494	$ 88,018
			_______	______

(1) At December 31, 2006, amounts available under the revolving portion of our credit facility reflect a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements.
Excluding the interest rate hedging arrangements, our nominal interest rate as of
December 31, 2006 was 6.87%.

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

     Our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  Under the senior credit agreement, we may purchase, or pay cash dividends on, our capital stock subject to certain aggregate limits based on our then-current pro forma leverage ratio (defined as the ratio of selected debt to EBITDA for the prior four fiscal quarters).

     We are permitted to effect unlimited open-market repurchases of our capital stock when our leverage ratio is less than or equal to 2.25 to 1.00 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 2.50 to 1.00, open-market repurchases of our common stock are limited to $25.0 million per year. In addition, we have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to an additional $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is greater than 2.25 to 1.00 and less than or equal to 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00.   As of December 31, 2006, our leverage ratio was 0.53 to 1.00.  We are also permitted to purchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

     Our senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios.  Specifically, we are obligated not to permit ratios to fall outside certain specified ranges and maintain minimum levels of EBITDA (as defined in the senior credit agreement).  With regard to these financial covenants, it will be an event of default if we permit any of the following:

     -  for any period of four consecutive fiscal quarters ending December 31, 2006 and each fiscal quarter following that quarter, the ratio of EBITDA, as defined, to consolidated cash interest expense to be less than 5.50 to 1.00

     -  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2006, the leverage ratio of debt to EBITDA, as defined, to be greater than 2.50 to 1.00

     -  for any period of four consecutive fiscal quarters ending December 31, 2006 and each fiscal quarter following that quarter, EBITDA, as defined to be less than $240 million.

As of December 31, 2006, we were in compliance with all covenants under the senior credit agreement.

Senior Subordinated Notes

     In 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes. Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semiannually in cash on each May 15 and November 15. During 2006, 2005 and 2004, we purchased $16.3 million, $13.4 million and $107.2 million, respectively, principal amount of our senior subordinated notesat an open-market price of $16.8 million, $13.9 million and $114.9 million, respectively.  In connection with the purchases, we wrote off approximately $530,000, $455,000 and $3.0 million in debt issuance costs in 2006, 2005 and 2004, respectively.  At December 31, 2006, $68.1 million principal amount of the notes remained outstanding. We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

     The notes are unsecured obligations of KCI, ranking subordinate in right of payment to all senior debt of KCI. The notes are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than any entity that is a controlled foreign corporation within the definition of Section 957 of the Internal Revenue Code or a holding company whose only assets are investments in a controlled foreign corporation. See Note 4 to our consolidated financial statements.

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
     -  create liens; and
     -  effect mergers.

Interest Rate Protection

     At December 31, 2006, the fair value of our interest rate swap agreement was negative and was recorded as a liability of approximately $54,000.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.0 million and $1.3 million higher in 2006 and 2005, respectively.

Contractual Obligations

     We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2006 for each of the periods indicated (dollars in thousands):

Year	Long-Term	Interest on	Capital	Operating
Payment	Debt	Long-Term	Lease	Lease	Purchase
Due	Obligations	Debt Obligations	Obligations	Obligations	Obligations	Total
2007	$ 1,446	$ 15,638	$ 290	$ 30,546	$29,488	$ 77,408
2008	1,446	15,516	229	26,741	-	43,932
2009	1,446	15,058	142	22,790	-	39,436
2010	135,156	10,809	82	17,354	-	163,401
2011	-	5,030	20	13,385	-	18,435
Thereafter	68,127	7,545	-	16,456	-	92,128

     We entered into an exclusive agreement with Avail Medical Products, Inc. for our V.A.C. related disposable products.  This evergreen supply agreement has a term through October 2009, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  In the event of termination, we would have been committed to purchase from Avail approximately $9.0 million of inventory as of December 31, 2006, which is included within Purchase Obligations in the table above.

Critical Accounting Estimates

     The SEC defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments.  In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from our estimates.  The accounting policies that are most subject to important estimates or assumptions are described below.  See Note 1 to our consolidated financial statements.

Revenue Recognition and Accounts Receivable Realization

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104,"Revenue Recognition," when each of the following four criteria are met:

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

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  International trade accounts receivable consist of amounts due primarily from acute care organizations.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2006 would impact pre-tax earnings by an estimated $5.6 million.

Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale-only products in excess of the last twelve months demand are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Goodwill and Other Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we applied the provisions of SFAS No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets," in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit, which is the same as the segment to which they are assigned.

     Goodwill and other indefinite lived intangible assets were initially tested for impairment during 2002, and determined that there was no impairment.  The most recent annual test completed in the fourth quarter of 2006 reconfirmed the lack of impairment.  The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.  Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Long-Lived Assets

     Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. We have not had an event that would indicate impairment of our tangible long-lived assets. If an event were to occur, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

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

     Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Recording of these assessments requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws and rulings by taxing authorities.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

     At December 31, 2006, deferred tax assets recorded by KCI increased from 2005. We have established a valuation allowance to reduce deferred tax assets associated with foreign NOLs, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

     Income taxes increased $33.7 million, or 53.5%, in 2006, and $9.8 million, or 18.5%, in 2005.  The increases in income taxes in both years were due primarily to increases in income before income tax.  Our effective tax rate in 2006 was 33.1% compared to 34.0% in the prior year.  The income tax rate reduction was primarily attributable to the favorable resolution of certain tax contingencies in 2006.

Legal Proceedings and Other Loss Contingencies

     We are subject to various legal proceedings, many involving routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, "Accounting for Contingencies."  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), "Inventory Costs," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have a material impact on our results of operations or our financial position.

     In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”),"Share-Based Payment," which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic-value method prescribed under Accounting Principles Board, or APB, Opinion No. 25, or APB 25, "Accounting for Stock Issued to Employees," and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of earnings, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we are recognizing compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all benefits of income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present cash flows related to the tax benefit resulting from exercises of share-based payment arrangements in excess of the tax benefit recorded on compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

     As of December 31, 2006, there was $39.7 million of total unrecognized compensation cost related to non-vested stock options granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

     As of December 31, 2006, there was $16.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  We adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have an impact on our results of operations or our financial position.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006. The new guidelines will be effective for us on January 1, 2007. We are currently evaluating the impact of this standard on our results of operations and our financial position.

     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is permitted, provided KCI has not yet issued financial statements for that fiscal year, including interim periods.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

     We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through an interest rate swap agreement which effectively converts a portion of our variable-rate borrowings to a fixed rate basis through June 29, 2007, thus reducing the impact of changes in interest rates on future interest expenses.

      At December 31, 2006, we had one interest rate swap agreement pursuant to which we have fixed the rate on $60.0 million notional amount of our outstanding variable rate debt at 5.55%.  The notional amount will decrease from $60.0 million to $45.0 million on March 30, 2007 until maturity on June 29, 2007.  We do not use financial instruments for speculative or trading purposes.

     The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of December 31, 2006 and December 31, 2005. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date as of December 31, 2006
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ —	$ —	$ —	$ —	$ 68,127	$ 68,127	$ 69,490
Average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$ 1,446	$ 1,446	$ 1,446	$ 135,156	$ —	$139,494	$ 139,494
Weighted average interest rate (1)	6.870%	6.870%	6.870%	6.870%	6.870%	6.870%

Interest rate swap (2)
Variable to fixed-notional amount	$ 60,000	$ —	$ —	$ —	$ —	$ 60,000	$ (54)
Average pay rate	5.550%	—	—	—	—	5.550%
Average receive rate	5.364%	—	—	—	—	5.364%

Expected Maturity Date as of December 31, 2005
	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ 150	$ —	$ —	$ —	$ 84,439	$ 84,589	$ 86,489
Average interest rate	7.000%	—	—	—	7.375%	7.374%
Variable rate	$ 1,619	$ 2,158	$ 2,158	$ 2,158	$ 201,813	$209,906	$ 209,906
Weighted average interest rate (1)	6.280%	6.280%	6.280%	6.280%	6.280%	6.280%

Interest rate swaps (2)
Variable to fixed-notional amount	$ 150,000	$ —	$ —	$ —	$ —	$150,000	$ 1,832
Average pay rate	2.774%	—	—	—	—	2.774%
Average receive rate	4.528%	—	—	—	—	4.528%

(1) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(2) Interest rate swaps relate to the variable rate debt under long-term debt. The fair value of our interest rate swap agreement was negative and was recorded as a liability at December 31, 2006. At December 31, 2005, the fair value of our interest rate swap agreements were positive in the aggregate and were recorded as an asset.

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

     At December 31, 2006 we had outstanding forward currency exchange contracts to sell approximately $26.1 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $51.1 million for the year ended December 31, 2006.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2006 would change our net earnings for the year ended December 31, 2006 by approximately $3.2 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

     We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based compensation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
  ERNST & YOUNG LLP

San Antonio, Texas
February 20, 2007

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$ 107,146	$ 123,383
Accounts receivable, net	327,573	281,890
Inventories, net	43,489	28,429
Deferred income taxes	35,978	26,447
Prepaid expenses and other current assets	17,602	16,908
	_______	_______
Total current assets	531,788	477,057

Net property, plant and equipment	217,471	192,243
Debt issuance costs, less accumulated amortization of $15,406 at
2006 and $12,709 at 2005	4,848	7,545
Deferred income taxes	7,903	6,895
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization of $9,757
at 2006 and $9,310 at 2005	31,063	29,002
	_______	_______
	$ 842,442	$ 762,111
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 38,543	$ 43,853
Accrued expenses and other	189,801	170,695
Current installments of long-term debt	1,446	1,769
Income taxes payable	21,058	18,619
	_______	_______
Total current liabilities	250,848	234,936

Long-term debt, net of current installments	206,175	292,726
Deferred income taxes	19,627	30,622
Other non-current liabilities	9,579	12,361
	_______	_______
	486,229	570,645

Shareholders' equity:
Common stock; authorized 225,000 at 2006 and 2005,
issued and outstanding 70,461 at 2006 and 70,307 at 2005	70	70
Preferred stock; authorized 50,000 at 2006 and 2005; issued and
outstanding 0 at 2006 and 2005	-	-
Additional paid-in capital	575,539	557,468
Deferred compensation	-	(6,880)
Retained deficit	(244,325)	(365,916)
Accumulated other comprehensive income	24,929	6,724
	_______	_______
Shareholders' equity	356,213	191,466
	_______	_______
	$ 842,442	$ 762,111
	_______	_______

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Rental	$ 979,669	$ 858,098	$ 726,783
Sales	391,967	350,458	265,853
	________	________	_______
Total revenue	1,371,636	1,208,556	992,636

Rental expenses	607,132	528,000	447,765
Cost of sales	120,492	115,069	90,961
	________	________	_______
Gross profit	644,012	565,487	453,910

Selling, general and administrative expenses	298,076	253,869	212,800
Research and development expenses	36,694	30,614	31,312
Litigation settlement expense	-	72,000	-
Initial public offering expenses	-	-	19,836
Secondary offering expenses	-	-	2,219
	________	________	_______
Operating earnings	309,242	209,004	187,743

Interest income and other	4,717	4,189	1,133
Interest expense	(20,333)	(25,152)	(44,635)
Foreign currency gain (loss)	(1,580)	(2,958)	5,353
	________	________	_______
Earnings before income taxes	292,046	185,083	149,594

Income taxes	96,578	62,928	53,106
	________	________	_______
Net earnings	$ 195,468	$ 122,155	$ 96,488

Series A convertible preferred stock dividends	-	-	(65,604)
	________	________	_______
Net earnings available to common shareholders	$ 195,468	$ 122,155	$ 30,884
	________	________	_______

Net earnings per share available to common shareholders:
Basic	$ 2.76	$ 1.76	$ 0.49
	_______	_______	_______
Diluted	$ 2.69	$ 1.67	$ 0.45
	_______	_______	_______
Weighted average shares outstanding:
Basic	70,732	69,404	62,599
	_______	_______	_______
Diluted	72,652	73,024	67,918
	_______	_______	_______

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity (Deficit)
Three Years Ended December 31, 2006
(in thousands)
						Accumulated	Total
			Additional			Other	Shareholders’
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Equity
	Shares	Par	Capital	Compensation	Deficit	Income	(Deficit)
Balances at December 31, 2003	41,270	$ 41	$ 1,757	$ (415)	$(518,955)	$ 10,318	$(507,254)
Net earnings	-	-	-	-	96,488	-	96,488
Foreign currency translation adjustment,
net of taxes of $1,292	-	-	-	-	-	10,400	10,400
Net derivative gain, net of taxes of $151	-	-	-	-	-	280	280
Reclassification adjustment for losses
included in income, net of taxes of $1,269	-	-	-	-	-	2,357	2,357
Shares issued in initial public offering,
net of offering expenses	3,500	4	94,392	-	-	-	94,396
Preferred stock dividends declared	-	-	-	-	(53,456)	-	(53,456)
Conversion of preferred stock to common stock	19,200	19	326,373	-	-	-	326,392
Shares issued to directors	2	-	100	-	-	-	100
Exercise of stock options	4,642	5	91,084	-	-	-	91,089
Shares purchased under ESPP	42	-	1,815	-	-	-	1,815
Restricted stock issued	38	-	1,833	(1,833)	-	-	-
Amortization of deferred compensation	-	-	-	342	-	-	342
Write-off of beneficial conversion feature	-	-	-	-	(11,217)	-	(11,217)
Write-off of preferred stock issuance costs	-	-	-	-	(931)	-	(931)
	______	___	_______	______	_______	_______	_______
Balances at December 31, 2004	68,694	$ 69	$517,354	$ (1,906)	$(488,071)	$ 23,355	$ 50,801
Net earnings	-	-	-	-	122,155	-	122,155
Foreign currency translation adjustment,
net of taxes of $(2,164)	-	-	-	-	-	(16,746)	(16,746)
Net derivative gain, net of taxes of $530	-	-	-	-	-	983	983
Reclassification adjustment for gains
included in income, net of taxes of $(468)	-	-	-	-	-	(868)	(868)
Exercise of stock options	1,414	1	29,152	-	-	-	29,153
Shares purchased under ESPP	106	-	4,113	-	-	-	4,113
Restricted stock issued, net of forfeitures	93	-	6,849	(6,849)	-	-	-
Amortization of deferred compensation	-	-	-	1,875	-	-	1,875
	_____	___	_______	______	_______	_______	_______
Balances at December 31, 2005	70,307	$ 70	$557,468	$ (6,880)	$(365,916)	$ 6,724	$ 191,466
Net earnings	-	-	-	-	195,468	-	195,468
Foreign currency translation adjustment,
net of taxes of $880	-	-	-	-	-	19,431	19,431
Net derivative gain, net of taxes of $41	-	-	-	-	-	75	75
Reclassification adjustment for gains
included in income, net of taxes of $(701)	-	-	-	-	-	(1,301)	(1,301)
Repurchase of common stock in open-market
transactions	(3,254)	(3)	(26,120)	-	(73,877)	-	(100,000)
Exercise of stock options	2,951	3	29,513	-	-	-	29,516
Shares purchased under ESPP	124	-	3,830	-	-	-	3,830
Restricted stock issued, net of forfeitures	333	-	-	-	-	-	-
Share based compensation expense	-	-	17,107	-	-	-	17,107
Reclassification as a result of SFAS 123R adoption	-	-	(6,880)	6,880	-	-	-
ESPP and restricted stock tax benefit	-	-	621	-	-	-	621
	_____	___	_______	______	_______	_______	_______
Balances at December 31, 2006	70,461	$ 70	$575,539	$ -	$(244,325)	$ 24,929	$ 356,213

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$ 195,468	$ 122,155	$ 96,488
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	83,407	68,852	60,901
Provision for bad debt	13,744	17,435	12,346
Amortization of deferred gain on sale of headquarters facility	(1,070)	(1,070)	(1,070)
Write-off of deferred debt issuance costs	1,515	2,941	5,504
Share-based compensation expense	17,107	1,874	442
Tax benefit related to exercise of stock options	-	27,459	69,257
Excess tax benefits from share-based payment arrangements	(43,152)	(27,459)	(69,257)
Change in assets and liabilities:
Increase in accounts receivable, net	(55,986)	(45,554)	(63,649)
Decrease (increase) in inventories, net	(14,505)	7,352	(2,874)
Increase in current deferred income taxes	(9,531)	(1,611)	(2,087)
Decrease (increase) in prepaid expenses and other current assets	(2,527)	(3,432)	170
Increase (decrease) in accounts payable	(4,850)	720	9,090
Increase in accrued expenses and other	19,769	24,872	44,664
Increase in income taxes payable	48,218	25,257	50,675
Increase (decrease) in non-current deferred income taxes, net	(11,344)	18,407	(22,728)

Net cash provided by operating activities	236,263	238,198	187,872

Cash flows from investing activities:
Additions to property, plant and equipment	(92,178)	(94,225)	(93,230)
Decrease (increase) in inventory to be converted into equipment for
short-term rental	(4,000)	2,300	(100)
Dispositions of property, plant and equipment	1,894	2,508	1,982
Business acquisitions, net of cash acquired	-	-	(1,247)
Increase in other non-current assets	(5,491)	(417)	(2,573)

Net cash used by investing activities	(99,775)	(89,834)	(95,168)

Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(87,684)	(150,252)	(237,536)
Repurchase of common stock in open-market transactions	(100,000)	-	-
Excess tax benefit from share-based payment arrangements	43,152	-	-
Proceeds from exercise of stock options	11,937	9,276	15,352
Purchase of immature shares for minimum tax withholdings	(27,660)	(7,589)	-
Proceeds from purchase of stock in ESPP and other	3,830	4,113	1,815
Initial public offering of common stock:
Proceeds from issuance of common stock	-	-	105,000
Stock issuance costs	-	-	(10,604)

Net cash used by financing activities	(156,425)	(144,452)	(125,973)

Effect of exchange rate changes on cash and cash equivalents	3,700	(4,895)	1,571

Net decrease in cash and cash equivalents	(16,237)	(983)	(31,698)

Cash and cash equivalents, beginning of year	123,383	124,366	156,064

Cash and cash equivalents, end of year	$ 107,146	$ 123,383	$ 124,366

Non-cash activity:
Non-cash consideration for exercise of stock options	$ 81	$ 7	$ 6,480

See accompanying notes to consolidated financial statements.

NOTE 1.  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries. All inter‑company balances and transactions have been eliminated in consolidation. The consolidated entity is referred to herein as "KCI."  Certain prior period amounts have been reclassified to conform to the 2006 presentation.

     (b) Nature of Operations and Customer Concentration

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two geographical segments, USA and International. Operations in the United States accounted for approximately 72% of our revenue for the year ended December 31, 2006.

     We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue in 2006, we directly bill our customers, such as hospitals and extended care organizations. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations, or GPOs. Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations but cannot ensure that their members will comply with the terms of an executed national agreement. Approximately 38%, 37% and 39% of our revenue during 2006, 2005 and 2004, respectively, was generated under national agreements with GPOs. During 2006, 2005 and 2004, we recorded approximately $179.2 million, $159.6 million and $145.3 million, respectively, in V.A.C. and therapeutic surfaces revenues under contracts with Novation, LLC, our largest single GPO relationship.

     In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance. During 2006, 2005 and 2004, we recorded approximately $165.4 million, $148.6 million and $114.6 million, respectively, in revenues from Medicare.  Internationally, most of our revenue is generated from the acute care setting.

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

     (d) Revenue Recognition

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," when each of the following four criteria are met:

     1)     A contract or sales arrangement exists.
     2)     Products have been shipped and title has transferred or services have been rendered.
     3)     The price of the products or services is fixed or determinable.
     4)     Collectibility is reasonably assured.

     We recognize rental revenue based on the number of days a product is used by the patient or organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

     (e) Cash and Cash Equivalents

     We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.  We maintain cash and cash equivalents with several financial institutions.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and are maintained at financial institutions of reputable credit and therefore bear minimal credit risk.

     (f) Fair Value of Financial Instruments

     The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our 7 3/8% Senior Subordinated Notes due 2013, or the Notes, approximates fair value. We estimate the fair value of long-term obligations, excluding the Notes, by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument.  The fair value of the Notes is estimated based upon open-market trades at or near year-end.  The carrying value of the Notes as of December 31, 2006 and 2005 was $68.1 million and $84.4 million, respectively, with corresponding fair values of approximately $69.5 million and $86.3 million as of December 31, 2006 and 2005, respectively.

     (g) Accounts Receivable

      Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  International trade accounts receivable consist of amounts due primarily from acute care organizations.

     Significant concentrations of accounts receivable include:

	2006	2005

Acute and extended care organizations	50%	48%
Managed care, insurance and other	33%	34%
Medicare/Medicaid	16%	17%
Other	1%	1%

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt based on a combination of factors including historical adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we have recorded specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

     (h) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale-only products in excess of demand over the preceding twelve months are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

     We entered into an exclusive agreement with one supplier to supply the majority of our inventory generating V.A.C. sales revenue which became effective in October 2002 for our U.S. related orders and in May 2003 for our international- related orders.  This evergreen supply agreement has a term through October 2009, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in our international locations.

     (i) Long-Lived Assets

     Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Software development costs for internal use are capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  Debt issuance costs include costs incurred in connection with the issuance of debt in our 2003 recapitalization, net of amounts written off related to our 2006, 2005 and 2004 redemptions of our subordinated notes and prepayments on our senior credit facility. These costs are amortized using the effective interest method over the respective term of debt to which they relate. Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.  Patent and trademark costs associated with products for which we are no longer pursuing development are written-off to expense.

     Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for 2006, 2005 and 2004 was $78.8 million, $66.7 million and $57.9 million, respectively.

     (j) Goodwill and Other Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. KCI defines its reporting units at the same level as our segments disclosed in Note 16: USA and International. Goodwill and other indefinite lived intangible assets were tested for impairment during the fourth quarter of 2006 and we determined no impairment write down was required.

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

       During 2006, our effective rate is lower than our statutory rate due to the impact of earnings in lower-tax foreign jurisdictions, the production deduction and credits for research and development expenditures.  In addition, we benefited from the favorable resolution of certain tax contingencies during 2006.

    Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures.  Recording of these assessments requires significant judgment, as uncertainties often exist with respect to new laws, new interpretations of existing laws and rulings by taxing authorities.  Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period as they become known.

     KCI has established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, or NOL, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  An increase to net income would occur if we were to determine that we were able to utilize more of these deferred tax assets than currently expected.

     (l) Net Earnings Per Share Available to Common Shareholders

     Basic net earnings per share available to common shareholders, or EPS, is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings when dilutive.

     (m) Licensing Fees

     We pay licensing fees for the right to market our medical devices. Licensing fee expenses are based on applicable revenue and recognized in the period that the related revenue is earned.  Licensing fees related to rental revenue are included in rental expense.  Licensing fees on sales revenue are included in cost of sales.

     (n) Self-Insurance

     We self-insure certain employee benefit and casualty insurance risks.  Our group medical plan for U.S. employees is a qualified self-insured plan subject to both specific and aggregate stop loss insurance coverage. Our short-term disability plan for U.S. based employees is self-insured. The Texas Employee Injury Benefit Plan is self-insured subject to a $500,000 per occurrence deductible. Our general and product liability insurance coverage is subject to a $750,000 per occurrence self-insured retention.  Our workers’ compensation and auto liability insurance coverages are subject to $750,000 per occurrence deductibles.  Our group life and accidental death and dismemberment plan along with our long-term disability plan are all fully insured. We fully accrue our self-insurance liabilities, including claims incurred but not reported. These liabilities are not discounted.

     (o) Foreign Currency Translation and Transaction Gains and Losses

     The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our statement of earnings.  Additionally, payable and receivable balances denominated in non-functional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of earnings.  (See Note 1(s).)

     (p) Stock Options

      In December 2004, the FASB issued SFAS No. 123 Revised (“SFAS 123R”), "Share-Based Payment," which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic-value method prescribed under APB 25, "Accounting for Stock Issued to Employees," and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of earnings, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we are recognizing compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all benefits of income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present cash flows related to the tax benefit resulting from exercises of share-based payment arrangements in excess of the tax benefit recorded on compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

     During 2006, we recorded share-based compensation expense under SFAS 123R which reduced net earnings by approximately $12.0 million, or $0.17 per diluted share.  Additionally, in 2006, we recorded a $45.8 million actual tax benefit from share-based payment arrangements, of which $43.2 million is reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  The $43.2 million excess tax benefit would have been classified as an operating cash inflow prior to the adoption of SFAS 123R.

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

      The fair value of stock options granted during 2006, 2005 and 2004 was $17.63, $21.04 and $16.02, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2006	2005	2004

Expected stock volatility	39.2%	35.0%	35.0%
Expected dividend yield	-	-	-
Risk‑free interest rate	4.8%	4.2%	3.5%
Expected life (years)	6.2	5.0	5.0

     The expected stock volatility is based primarily on historical volatilities of similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

     Share-based compensation expense was recognized in the consolidated statement of earnings for 2006 as follows (dollars in thousands):

Year ended
December 31, 2006
Rental expenses	$ 4,285
Cost of sales	487
Selling, general and administrative expenses	12,335
Pre-tax share-based compensation expense	17,107
Less: Income tax benefit	(5,071)
______
Total share-based compensation
expense, net of tax	$ 12,036
______

     Prior to 2006, as permitted by SFAS No. 123 (“SFAS 123”), "Accounting for Stock‑Based Compensation," we used the intrinsic-value method to account for our share-based compensation plans. In 2005 and 2004, compensation costs of approximately $1.2 million and $285,000, respectively, net of estimated taxes, have been recognized in the financial statements related to our plans. The 2005 and 2004 expense relates to restricted stock awards, which are expensed on a straight-line basis over the vesting period.  If the compensation cost for our share-based employee compensation plans had been determined based upon a fair value method consistent with SFAS 123, our net earnings available to common shareholders and net earnings per share would have been adjusted to the pro forma amounts indicated below. For 2005 and 2004, the impact of adopting SFAS 123R approximates the SFAS 123 disclosure of pro-forma net earnings and net earnings per share as follows (dollars in thousands, except per share data):

Year ended December 31,
	2005	2004

Net earnings available to common shareholders, as reported	$ 122,155	$ 30,884
	______	______
Pro forma net earnings available to common shareholders:
Net earnings available to common shareholders, as reported	$ 122,155	$ 30,884
Compensation expense under intrinsic method, after tax	1,237	285
Compensation expense under fair value method, after tax	(6,707)	(3,345)
	______	______
Pro forma net earnings available to common shareholders	$ 116,685	$ 27,824
	______	______
Net earnings per share available to common shareholders, as reported:
Basic	$ 1.76	$ 0.49
Diluted	$ 1.67	$ 0.45

Pro forma net earnings per share available to common shareholders:
Basic	$ 1.68	$ 0.44
Diluted	$ 1.60	$ 0.41

     (q) Research and Development

     The focus of our research and development program has been to develop new products and make technological improvements to existing products. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third‑party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

     (r) Interest Rate Protection Agreements

     We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at December 31, 2006 and 2005 was determined using quoted prices in active markets for equivalent contracts. (See Note 4.)

     (s) Foreign Exchange Protection Contracts

     In late 2005, we began using derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances.  We enter into forward currency exchange contracts to manage these economic risks.  KCI follows the provisions of SFAS No. 133 (“SFAS 133”), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, in accounting for our derivative financial instruments.  The statements require KCI to recognize all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our statements of earnings.  (See Note 4.)

     (t) Shipping and Handling

     We include shipping and handling costs in rental expense and cost of sales, as appropriate.  Shipping and handling costs on sales products recovered from customers of $2.1 million, $2.0 million and $2.0 million in 2006, 2005 and 2004, respectively, are included in sales revenue for these periods.

     (u) Advertising Expenses

     Advertising costs are expensed as incurred.  Advertising expenses were $7.4 million, $9.6 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     (v) Seasonality

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related disposables, which accounted for approximately 78% of total revenue for the year-ended December 31, 2006, up from 75% in 2005.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning late in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the holidays.

     (w) Other Recently Adopted Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), "Inventory Costs," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  This pronouncement amended the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We adopted SFAS 151 as of January 1, 2006 and the adoption of this statement did not have an impact on our results of operations or our financial position.

     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This statement provides guidance on the accounting for and reporting of accounting changes and error corrections and establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.  We adopted SFAS 154 as of January 1, 2006 and the adoption of this statement did not have an impact on our results of operations or our financial position.

     (x) Recently Issued Accounting Pronouncements

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006. The new guidelines will be effective for us on January 1, 2007. We are currently evaluating the impact of this standard on our results of operations and our financial position.

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption is permitted, provided KCI has not yet issued financial statements for that fiscal year, including interim periods.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

NOTE 2.     Supplemental Balance Sheet Data

(a) Accounts Receivable

     Accounts receivable consist of the following (dollars in thousands):

December 31,		December 31,
	2006	2005
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$ 102,212	$ 94,438
Medicare / Medicaid	65,727	62,728
Managed care, insurance and other	136,506	122,242
	_______	_______
USA - Trade accounts receivable	304,445	279,408

International	104,804	79,040
	_______	_______
Total trade accounts receivable	409,249	358,448

Less: Allowance for revenue adjustments	(81,160)	(69,216)
	_______	_______
Gross trade accounts receivable	328,089	289,232

Less: Allowance for bad debt	(7,328)	(9,514)
	_______	_______
Net trade accounts receivable	320,761	279,718

Employee and other receivables	6,812	2,172
	_______	_______
	$ 327,573	$ 281,890
	_______	_______

(b) Inventories

     Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Finished goods	$ 20,206	$ 5,519
Work in process	2,104	2,705
Raw materials, supplies and parts	36,376	31,878
	_______	_______
	58,686	40,102
Less: Amounts expected to be converted
into equipment for short-term rental	(10,800)	(6,800)
Reserve for excess and obsolete inventory	(4,397)	(4,873)
	_______	_______
	$ 43,489	$ 28,429
	_______	_______

     The finished goods inventory balance as of December 31, 2006 includes approximately $16.7 million of V.A.C. disposables inventory.  Prior to June 2006, we did not maintain significant V.A.C. disposables inventory.

(c) Net property, plant and equipment

     Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Land	$ 549	$ 549
Buildings	13,240	13,510
Equipment for short-term rental	298,496	250,946
Machinery, equipment and furniture (1)	187,823	163,132
Leasehold improvements	27,501	22,768
Inventory to be converted to equipment	10,800	6,800
	_______	_______
	538,409	457,705
Less accumulated depreciation (1)	(320,938)	(265,462)
	_______	_______
	$217,471	$192,243
	_______	_______

                           (1)  Net property, plant and equipment as of December 31, 2006 and 2005 includes approximately $1.3 million and $1.4 million, respectively, in machinery, equipment and furniture under various capital leases.

(d) Accrued expenses

     Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Payroll, benefits, commissions, bonuses
and related taxes	$ 66,910	$ 63,724
Royalty accrual	51,517	43,790
Deferred compensation	8,241	9,112
Insurance accruals	6,174	6,158
Other accrued expenses	56,959	47,911
	______	______
	$ 189,801	$ 170,695
	______	______

NOTE 3.  Accounting for Goodwill and Other Non-current Assets

     Goodwill represented 5.9% and 6.5% of total assets at December 31, 2006 and 2005, respectively.

     The components of goodwill by geographical segment are listed below (dollars in thousands):

	December 31,	December 31,
	2006	2005

USA	$ 25,303	$ 25,303
International	24,066	24,066
	_______	_______
	$ 49,369	$ 49,369
	______	______

     We have recorded amortizable intangible assets in other non-current assets on our consolidated balance sheets. Other non-current assets include the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Patents, trademarks and other	$ 15,721	$ 12,700
Accumulated amortization	(9,757)	(9,310)
	______	______
	5,964	3,390

Investment in assets subject to leveraged leases	13,460	16,445
Life insurance policies and other (See Note 10)	11,639	9,167
	______	______
Other tangible, non-current assets, net	25,099	25,612
	______	______
Total other assets, net	$ 31,063	$ 29,002
	______	______

     We acquired beneficial ownership of two Grantor Trusts in December 1996 and December 1994. The assets held by each Trust consist of a McDonnell Douglas DC-10 aircraft and three engines. In connection with the acquisitions, KCI paid cash equity of $7.2 million and $7.6 million, respectively. At the date of the acquisition, the Trusts held debt of $48.4 million and $51.8 million, respectively, which is non-recourse to KCI. The aircraft are leased to the FedEx Corporation, or FedEx, through June 2012 and January 2012, respectively. FedEx pays monthly rent to a third-party, who in turn, pays the entire amount to the holders of the non-recourse indebtedness, which is secured by the aircraft. The holder's recourse in the event of a default is limited to the Trusts’ assets.

     We evaluate the potential for impairment annually or more frequently when events or changes in circumstances indicate an asset might be impaired.  The current market analysis of these assets includes the commercial airline industry, which has suffered diminished market values.  During 2006, based on our analysis of the current market conditions, we decreased our net investment in these aircraft by $3.0 million, which was expensed to selling, general and administrative expenses.  These assets are under long-term lease to FedEx.  If FedEx were to terminate the existing leases prior to expiration, the lease agreement would require FedEx to make a stated termination payment.  At December 31, 2006, the termination payment would cover the remaining debt and the residual value recorded by KCI.  We believe the current asset balance represents the residual value we expect to realize upon lease expiration.

     Amortization expense, related to definite‑lived intangibles, was approximately $415,000, $700,000 and $1.1 million for 2006, 2005 and 2004, respectively. We amortize these intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset. The following table shows the estimated amortization expense, in total, for all definite‑lived intangible assets, to be incurred over the next five years (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2007	$ 419
2008	414
2009	407
2010	398
2011	391

     In 2003, we recorded approximately $19.8 million of debt issuance costs incurred in connection with the issuance of debt in our 2003 recapitalization.  As of December 31, 2006 and 2005, unamortized debt issuance costs related to our senior credit facility were $2.7 million and $4.7 million, respectively, and to our subordinated notes were $2.1 million and $2.8 million, respectively.  Amortization of debt and preferred stock issuance costs recorded for the years ended December 31, 2006, 2005 and 2004 were $2.7 million, $4.4 million and $7.4 million, respectively. The amortization for 2006, 2005 and 2004 includes approximately $1.5 million, $2.9 million and $5.5 million, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on our senior credit facility.  The remaining costs are being amortized using the effective interest method over the respective term of debt to which they specifically relate.

NOTE 4.     Long-Term Obligations and Derivative Financial Instruments

     Long-term obligations consist of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Senior Credit Facility -Term loan B2 due 2010	$139,494	$209,906
7 3/8% Senior Subordinated Notes due 2013	68,127	84,439
Note Payable	-	150
	_______	_______
	207,621	294,495
Less current installments	(1,446)	(1,769)
	_______	_______
	$ 206,175	$ 292,726
	_______	_______

Senior Credit Facility

     On August 11, 2003, we entered into a senior credit facility consisting of a $480.0 million term loan facility due 2010 and a $100.0 million revolving credit facility.  On December 21, 2004, we amended our senior credit agreement which established a new term loan B2 facility of $352.6 million, which replaced the term loan B1 under the senior credit agreement and resulted in a lower interest rate.  During 2006 and 2005, we made optional prepayments and regularly scheduled payments totaling $70.4 million and $137.7 million, respectively, on our term loan facility and our remaining outstanding balance as of December 31, 2006 was $139.5 million.

     Loans.  The senior credit facility, as amended, consists of a $352.6 million term loan facility and a $100.0 million revolving credit facility. Up to $40.0 million of the revolving credit facility is available for letters of credit. At December 31, 2006, $139.5 million was outstanding under the term loan facility.  We had no revolving loans outstanding, however, we had outstanding letters of credit in the aggregate amount of $12.0 million. The resulting availability under the revolving credit facility was $88.0 million at December 31, 2006.

     Interest.  Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Citibank, N.A.'s prime rate or 0.5% in excess of the federal funds rate) or the Eurodollar rate (the reserve‑adjusted LIBOR rate), in each case plus an applicable margin. The applicable margin is equal to (1) with respect to the revolving credit facility, 2.50% in the case of loans based on the Eurodollar rate and 1.50% in the case of loans based on the base rate and (2) with respect to the new term loan B2 facility (a) at any time that the leverage ratio (as defined) is greater than 2.25 to 1.00, 1.00% in the case of base rate loans and 2.00% in the case of Eurodollar loans, (b) at any time that the leverage ratio is less than or equal to 2.25 to 1.00, 0.75% in the case of base rate loans and 1.75% in the case of Eurodollar loans and (c) at any time that the leverage ratio is less than or equal to 1.75 to 1.00 and the loans are rated at least (i) Ba1 by Moody’s and BB by Standard and Poor's or (ii) Ba2 by Moody’s and BB+ by Standard and Poor's, 0.50% in the case of base rate loans and 1.50% in the case of Eurodollar loans. On a variable rate basis, the amount outstanding under our Term loan B2 due 2010 bore interest at 6.87% as of December 31, 2006. As of December 31, 2006, we have one interest rate swap agreementpursuant to which we have fixed the rate on $60.0 million notional amount of our outstanding variable rate debt, which effectively fixes the base-borrowing rate on 43.0% of our outstanding amounts under the term loan facility at a rate of 7.05% through June 2007. The interest rate swap agreement’s notional amount will decrease from $60.0 million to $45.0 million on March 30, 2007 until maturity on June 29, 2007.

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

     Covenants.  The senior credit agreement contains affirmative and negative covenants customary for similar agreements and transactions. All of the material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

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

     -  limitations on capital expenditures;

     -  limitations on changes in the nature of the business, on changes in KCI's fiscal year, and on changes in organizational documents; and

     -  limitations on changes in documents evidencing or related to indebtedness that are materially adverse to the interest of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

     We are permitted to effect unlimited open-market repurchases of our capital stock when our leverage ratio is less than or equal to 2.25 to 1.00 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 2.50 to 1.00, open-market repurchases of our common stock are limited to $25.0 million per year.  In addition, we have the ability to pay cash dividends on, or purchase, our capital stock in an amount up to an additional $20.0 million per year if our pro forma leverage ratio, as defined in the senior credit agreement, is greater than 2.25 to 1.00 and less than or equal to 2.50 to 1.00, and without limit if our pro forma leverage ratio is less than or equal to 2.25 to 1.00.  As of December 31, 2006, our leverage ratio was 0.53 to 1.00.  We are also permitted to purchase our 7 3/8% Senior Subordinated Notes due 2013 without limit so long as we meet our specified leverage ratio test and are not in default.

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

     The senior credit agreement contains financial covenants requiring us to meet certain leverage and interest coverage ratios and maintain minimum levels of EBITDA (as defined in the senior credit agreement). Under the senior credit agreement, EBITDA excludes charges associated with the recapitalization. It will be an event of default if we permit any of the following:

     -  for any period of four consecutive fiscal quarters ending December 31, 2006 and each fiscal quarter following that quarter, the ratio of EBITDA, as defined, to consolidated cash interest expense to be less than 5.50 to 1.00

     -  as of the last day of any fiscal quarter beginning with the fiscal quarter ending December 31, 2006, the leverage ratio of debt to EBITDA, as defined, to be greater than 2.50 to 1.00

     -  for any period of four consecutive fiscal quarters ending December 31, 2006 and each fiscal quarter following that quarter, EBITDA, as defined to be less than $240 million.

As of December 31, 2006, we were in compliance with all covenants under the senior credit agreement.

      Events of Default.  The senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross‑defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control and defaults with respect to certain ERISA obligations.

7 3/8% Senior Subordinated Notes due 2013

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013.  During 2006, 2005 and 2004, we purchased $16.3 million, $13.4 million and $107.2 million principal amount of the notes at an open-market price of $16.8 million, $13.9 million and $114.9 million, respectively.  In connection with these purchases, we wrote-off approximately $530,000, $455,000 and $3.0 million of capitalized debt issuance costs in 2006, 2005 and 2004, respectively.  As of December 31, 2006, $68.1 million of the notes remained outstanding.  We may purchase additional amounts of these notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

     Interest on the notes accrues at the rate of 7 3/8% per annum and is payable semi-annually in cash on each May 15 and November 15 to the persons who are registered holders at the close of business on May 1 and November 1 immediately preceding the applicable interest payment date. Interest on the Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance of the notes. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed. The notes are not entitled to the benefit of any mandatory sinking fund.

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

     Each guarantor jointly and severally guarantees KCI's obligation under the notes. The guarantees are subordinate to guarantor senior debt on the same basis as the notes are subordinate to senior debt. The obligations of each guarantor under its guarantor senior debt will be limited as necessary to prevent the guarantor senior debt from constituting a fraudulent conveyance under applicable law.

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

     KCI may redeem some or all of the notes, on and after May 15, 2008, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on May 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

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

Interest Rate Protection

     We follow SFAS 133 and its amendments, SFAS No. 137 and SFAS No. 138, in accounting for our derivative financial instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We have designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate. We do not use financial instruments for speculative or trading purposes. The critical terms of the interest rate swap agreements and the interest‑bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

     The following chart summarizes interest rate hedge transactions effective during 2006 (dollars in thousands):

		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status
Shortcut	08/21/03‑08/21/06	$ 50,000	2.755%	Matured 8/21/06
Shortcut	08/21/03‑08/21/06	$ 50,000	2.778%	Matured 8/21/06
Shortcut	08/21/03‑08/21/06	$ 50,000	2.788%	Matured 8/21/06
Shortcut	08/21/06‑06/29/07	$ 60,000	5.550%	Outstanding

      At December 31, 2006, we had one interest rate swap agreement pursuant to which we have fixed the rate on $60.0 million notional amount of our outstanding variable rate debt at 5.55%.  The notional amount will decrease from $60.0 million to $45.0 million on March 30, 2007 until maturity on June 29, 2007.

     As a result of the swap agreement currently in effect as of December 31, 2006, approximately 43.0% of our senior debt outstanding has a fixed interest rate. The interest rate swap agreement has quarterly interest payments, based on three month LIBOR, due on the last day of each March, June, September and December.  The fair value of the swap agreement was zero at inception.  At December 31, 2006, the fair value of our interest rate swap agreement was negative and was recorded as a liability of approximately $54,000.  We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.0 million and $1.3 million higher for 2006 and 2005, respectively.

Foreign Currency Exchange Fluctuation Protection

     KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period and resulting gains or losses are included in foreign currency gain (loss) in the consolidated statements of earnings.

     At December 31, 2006 we had outstanding forward currency exchange contracts to sell approximately $26.1 million of various currencies.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.  We have designated our forward currency exchange contracts as cash flow hedge instruments.

Interest and Future Maturities

     Interest paid, net of cash received from interest rate swap agreements, during 2006, 2005 and 2004 was $17.6 million, $21.0 million and $37.5 million, respectively.

     Future maturities of long-term debt at December 31, 2006 were (dollars in thousands):

Year	Amount
2007	$ 1,446
2008	$ 1,446
2009	$ 1,446
2010	$ 135,156
2011	$ -
Thereafter	$ 68,127

NOTE 5.     Leasing Obligations

     We are obligated for equipment under various capital leases, which expire at various dates during the next five years. At December 31, 2006 and 2005, the gross amount of equipment under capital leases totaled $2.2 million and $2.5 million and related accumulated depreciation was approximately $900,000 and $1.0 million, respectively.

     In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale-leaseback arrangement.  The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million.  The deferred gain is being amortized over the term of the lease.  In 2006, 2005 and 2004, approximately $1.1 million of gain was recognized annually as a reduction of selling, general and administrative expenses.  The initial lease term is 10 years, expiring in 2012.  We have two consecutive options to renew the lease for a term of three or five years each at our option.  If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate and any improvement allowance or other inducements available to renewing tenants on prevailing market terms.  In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then existing term.  Rental expense for our corporate headquarters totaled $4.1 million, $4.2 million and $3.9 million in 2006, 2005 and 2004, respectively.  The following table indicates the estimated future cash lease payments of our corporate headquarters, inclusive of executory costs, for the years set forth below (dollars in thousands):

Estimated
Year ended	Cash Lease
December 31,	Payments

2007	$ 4,050
2008	4,138
2009	4,210
2010	3,865
2011	3,900
Thereafter	2,330
______
$ 22,493
______

     In addition to leasing our headquarters facility, we lease computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next nine years. Total rental expense for operating leases, including our headquarters facility, was $32.4 million, $29.4 million and $24.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2007	$ 290	$ 30,354
2008	229	26,741
2009	142	22,790
2010	82	17,354
2011	20	13,385
Thereafter	-	17,523
	____	_______
Total minimum lease payments	$ 763	$128,147
		_______
Less amount representing interest	(135)
	____
Present value of net minimum
capital lease payments	628
Less current portion	(239)
	____
Obligations under capital leases,
excluding current installments	$ 389
	____

NOTE 6.     Income Taxes

     The following table summarizes earnings before income taxes of U.S. and international operations (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic	$ 233,391	$ 144,096	$ 112,788
Foreign	58,655	40,987	36,806
	_______	_______	_______
	$ 292,046	$ 185,083	$ 149,594
	_______	_______	_______

     The following table summarizes the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$ 92,315	$ 52,030	$ 39,853
State	14,778	5,336	6,635
International	11,010	8,829	7,295
	_______	_______	______
Total current expense	118,103	66,195	53,783

Deferred
Federal	(17,620)	(4,345)	1,837
State	(1,623)	2,568	(595)
International	(2,282)	(1,490)	(1,919)
	_______	_______	______
Total deferred tax benefit	(21,525)	(3,267)	(677)
	_______	_______	______
Income taxes	$ 96,578	$ 62,928	$ 53,106
	_______	_______	_______

     The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.8	2.6
Nondeductible meals and entertainment	0.4	0.5	0.5
Foreign income taxed at other than U.S. rates	(3.9)	(3.8)	(2.7)
Foreign tax refund	(0.9)	-	-
Section 199 production deduction	(0.3)	(0.3)	-
Research and development credit	(0.3)	-	-
Other, net	0.2	(0.2)	0.1
	___	___	____
	33.1%	34.0%	35.5%
	____	____	____

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$ 26,924	$ 17,097
Foreign net operating loss carry forwards	14,018	9,666
Deferred state tax asset	1,157	-
State net operating loss carry forwards	-	631
Tax credits, primarily research and development	1,382	1,360
Accrued liabilities	6,927	8,092
Compensation	2,753	3,233
Deferred foreign tax asset	8,568	7,417
Deferred gain on sale of headquarters facility	2,091	2,496
Inventories, principally due to additional costs capitalized
for tax purposes pursuant to the Tax Reform Act of 1986	1,005	1,258
Intangible assets, deducted for book purposes but capitalized and
amortized for tax purposes	318	622
Share based compensation as a result of adoption of SFAS 123R	4,505	-
Other	4,305	4,304
	______	______
Total gross deferred tax assets	73,953	56,176
Less: valuation allowances	(14,872)	(11,548)
	______	______
Net deferred tax assets	59,081	44,628
	______	______
Deferred Tax Liabilities:
Plant and equipment, principally due to differences in
depreciation and basis	(27,795)	(33,689)
Net intangible assets, deducted for book purposes over a longer life than
for tax purposes	(5,805)	(4,776)
Foreign exchange gain	-	(872)
Deferred state tax liability	-	(458)
Derivative tax adjustment	-	(641)
Other	(1,227)	(1,472)
	______	______
Total gross deferred tax liabilities	(34,827)	(41,908)
	______	______
Net deferred tax asset	24,254	2,720
Less: current deferred tax asset	(35,978)	(26,447)
Less: non-current deferred tax asset	(7,903)	(6,895)
	______	______
Non-current deferred tax liability	$ (19,627)	$ (30,622)
	______	______

     At December 31, 2006, $1.4 million of state research and development credits and $13.0 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of 3 to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $1.4 million associated with our state research and development credit carryforwards, $13.0 million associated with foreign loss carryforwards, and approximately $500,000 associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance increased by $3.3 million, $4.7 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, due primarily to increased foreign net operating losses.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these remaining deferred tax assets.  Accordingly, we believe that no additional valuation allowances are necessary.

     KCI operates in multiple tax jurisdictions with varying rates, both inside and outside the United States and is routinely under audit by federal, state and international tax authorities.  These reviews can involve complex matters that may require an extended period of time for resolution.  KCI's U.S. Federal income tax returns have been examined and settled through fiscal year 2003.  We are currently under examination by the Internal Revenue Service for the year ended December 31, 2004.  In addition, KCI has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.  We provide tax reserves for federal, state and local, and international exposures relating to tax audits, tax planning initiatives and compliance responsibilities.  The development of these reserves requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing.  Although the outcome of open tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.  To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

     The cumulative undistributed earnings of our foreign subsidiaries were approximately $187.2 million, $124.2 million and $109.7 million at December 31, 2006, 2005 and 2004, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     The 2006 Tax Relief and Healthcare Act was signed into law on December 20, 2006.  This reinstated the federal Research and Development Credit for 2006 and 2007.  Accordingly, we recognized a benefit in the fourth quarter of 2006.

     Income taxes paid were $72.1 million, $17.8 million and $33.1 million in 2006, 2005 and 2004, respectively.

NOTE 7.     Shareholders' Equity

     Common Stock:

     On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended our Articles of Incorporation to increase the number of shares of stock authorized to be issued by KCI to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock").  The number of shares of Common Stock issued and outstanding as of December 31, 2006 and 2005 was 70,461,231 and 70,306,522, respectively.

     Preferred Stock:

     On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended our Articles of Incorporation to authorize KCI to issue up to 50,000,000 shares of preferred stock, $.001 par value (the "Preferred Stock"). On August 9, 2003, the Board of Directors of KCI approved the creation of a class of preferred stock designated as Series A Convertible Participating Preferred Stock with a par value of $0.001 per share. On August 11, 2003, we issued a total of 263,794 shares of the preferred stock at an original issue price and stated value of $1,000 per share.  As part of the closing of our initial public offering, the holders of our then-outstanding Series A convertible preferred stock received cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature totaling $65.6 million, and immediately thereafter, all of the then-outstanding shares of preferred stock were automatically converted into 19,199,520 shares of common stock.

NOTE 8.     Public Stock Offerings

     On February 27, 2004, we completed an initial public offering, or IPO, of our common stock, through which we sold 3.5 million newly‑issued shares and the selling shareholders sold an aggregate of 17.2 million existing shares at a price of $30.00 per share.  Net proceeds to KCI from the IPO were $94.4 million.  The net proceeds, along with cash on hand, were used to redeem $71.75 million principal amount of our 7 3/8% Senior Subordinated Notes due 2013, together with a bond call premium of $5.3 million in connection with the redemption, to prepay $50.0 million of debt under our senior credit facility, and to pay management bonuses, payroll taxes and other expenses related to the IPO of $19.8 million.  In March 2004, we wrote off $3.3 million in debt issuance costs associated with the retirement of our debt, which was included in interest expense.

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

NOTE 9.     Share Repurchase Program

     In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007.  A significant portion of the shares has been repurchased in accordance with a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act.  During 2006, we repurchased and retired 3.5 million shares of KCI common stock at an average price of $31.05 per share for an aggregate purchase price of $109.8 million.  During 2006, $100.0 million of our common stock repurchases were made in open-market transactions.  The remainder resulted from the purchase and retirement of shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price.   As of December 31, 2006, the remaining authorized amount for share repurchases under this program was $90.2 million.  KCI intends to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions, or in negotiated transactions off the market, through the third quarter of 2007 if our stock price is below certain levels.

     The purchase price for shares of KCI's stock repurchased under the program was reflected as a reduction to shareholder's equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained deficit.  The share repurchases since the inception of this program are summarized in the table below (dollars in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Equity

Repurchase of common stock	3,535	$ 35,889	$ 73,877	$ 109,766
	____	______	______	________

NOTE 10.     Employee Benefit Plans

     Investment Plan:

     We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986.  The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit.  In 2006, 2005 and 2004, matching contributions charged to expense were approximately $6.5 million, $4.5 million and $4.0 million, respectively.

     Deferred Compensation Plan:

     Through December 31, 2006, KCI offered a deferred compensation plan (the "Plan") for key management personnel.  The Plan offers the employee a rate of return based on various investment opportunities.  The employee may receive distributions in a lump sum, or over five or ten years upon retirement as defined, or at a date previously specified. Our obligation under this Plan is that of an unsecured promise to pay in the future.  Amounts payable to a participant shall be paid from the general assets of KCI, exclusively. KCI has established a Rabbi Trust to increase security for the Plan benefits.  At December 31, 2006, the assets in the Rabbi Trust include approximately $8.1 million of cash surrender value under life insurance policies for the participants and cash held by the Trust.  The liability of the Plan is approximately $8.2 million. Both the assets and the liabilities of the Plan have been reflected in our consolidated financial statements. In December 2006, management decided to discontinue the Plan effective January 1, 2007.  There will be no salary deferrals made subsequent to December 31, 2006.  All balances as of December 31, 2006 will remain with the Plan throughout 2007 unless the participant had a previously scheduled distribution.  Any undistributed balances as of December 31, 2007 will be distributed during the first quarter of 2008.

     Stock Option Plans:

     In December 1997, the Board of Directors approved the 1997 Management Equity Plan (the "Management Equity Plan").  In January of 2004, the Board of Directors determined that no new equity grants would be made under the Management Equity Plan.  The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Management Equity Plan, as amended, was approximately 13.9 million shares, subject to adjustment as provided for in the plan.  Outstanding grants under the Management Equity Plan are administered by the Compensation Committee of the Board of Directors.  The exercise price and term of options granted under the Management Equity Plan have been determined by the Compensation Committee or the entire Board of Directors.  However, in no event has the term of any option granted under the Management Equity Plan exceeded ten years.

     The 2003 Non-Employee Directors Stock Plan (the "Directors Stock Plan") became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005 and November 28, 2006.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan is determined as the fair market value of the shares of our common stock, which is equal to the closing price of our common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  The Compensation Committee of the Board of Directors administers the Directors Stock Plan.  During 2006 and 2005, we granted approximately 41,000 options annually to purchase shares of common stock and issued approximately 14,000 and 10,000 shares of restricted stock, respectively, under this plan.

     On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan, or Equity Plan, and the 2004 Employee Stock Purchase Plan, or ESPP.  The Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the Equity Plan is equal to KCI’s closing stock price on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units is determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria is considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.

     During 2006 and 2005, we granted approximately 1,596,000 and 766,000 options, respectively, to purchase shares of common stock under the Equity Plan.  Additionally, during 2006 and 2005, we issued approximately 385,000 and 123,000 shares of restricted stock and restricted stock units, respectively, under the Equity Plan at a weighted average estimated fair value of $35.71 and $57.83, respectively.

     The 2006 restricted stock grants include 50,000 shares of restricted stock (“Awards”) granted on April 1, 2006 to KCI’s former President and Chief Executive Officer who retired effective December 31, 2006.  The lapsing of restrictions for this Award are based on performance milestones set forth by the Compensation Committee of the Board of Directors.  These terms and milestones relate to required levels of shareholder return, long-term succession planning and successor selection.  In the event the designated milestones are realized, vesting of certain Awards continue beyond termination of employment.  The compensation cost associated with these Awards is being recognized over the estimated performance period for all restrictions probable of lapsing.  Based on the retirement of said Chief Executive Officer, we recognized, in the fourth quarter of 2006, compensation cost for awards with restrictions probable of lapsing.  The additional expense associated with the acceleration of vesting for these awards is $450,000.

     The 2006 stock grants include options granted to KCI’s current President and Chief Executive Officer on November 6, 2006 to purchase 332,000 shares of KCI’s common stock, which will vest over four years, and a restricted stock grant of 88,200 shares, whose restrictions will lapse at the end of three years.  Both grants are subject to continual employment with KCI and may become fully vested in the event of a change in control of KCI or termination of employment for any reason other than "Cause," or she terminates for "Good Reason," as defined.

     The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six‑month offering periods.  Each six‑month offering period will be composed of an identical six‑month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2006 and 2005, there were approximately 124,000 shares and 106,000 shares of common stock purchased, respectively, under the ESPP.

     The following table summarizes the number of common shares reserved for future issuance under our stock option plans as of December 31, 2006:

2003 Non-Employee Directors Stock Plan	189,478
2004 Equity Plan	3,588,343
2004 Employee Stock Purchase Plan	2,226,402

6,004,223
________

     A summary of our stock option activity, and related information, for the year ended December 31, 2006 follows (options in thousands):

	2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – beginning of year	6,862	$ 15.76
Granted	1,636	$ 37.89
Exercised	(3,999)	$ 5.01
Forfeited/expired	(292)	$ 45.54
	_____
Options outstanding – December 31, 2006	4,207	$ 32.51	6.78	$ 116,014
	_____

Exercisable as of December 31, 2006	1,541	$ 21.07	4.05	$ 60,156
	_____

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $120.7 million, $77.7 million and $194.3 million, respectively.  Cash received from stock options exercised during 2006 was $11.9 million and the actual tax benefit from share-based payment arrangements totaled $45.8 million.

     The fair value of stock options granted during 2006, 2005 and 2004 was $17.63, $21.04 and $16.02, respectively.  As of December 31, 2006, there was $39.7 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

     The following table summarizes restricted stock activity for the year ended December 31, 2006:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value
Unvested shares – January 1, 2006	193	$ 47.53
Granted	399	$ 35.84
Vested	(36)	$ 11.15
Forfeited	(24)	$ 48.67
	___
Unvested shares – December 31, 2006	532	$ 43.10
	___

     During the first quarter of 2006, we reclassified $6.9 million related to unvested restricted stock from deferred compensation to additional paid-in capital as a result of the adoption of SFAS 123R.  The weighted average grant date fair value of restricted stock granted during 2006, 2005 and 2004 was $35.84, $57.95 and $49.69, respectively.  The total fair value of restricted stock which vested during 2006 and 2004 was approximately $400,000 and $99,000, respectively.  No shares vested during 2005.  As of December 31, 2006, there was $16.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price.

NOTE 11.     Other Comprehensive Income

     KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004

Net earnings	$195,468	$122,155	$ 96,488
Foreign currency translation adjustment, net of taxes of
$880 in 2006, $(2,164) in 2005 and $1,292 in 2004	19,431	(16,746)	10,400
Net derivative gain, net of taxes of $41 in 2006, $530 in 2005,
and $151 in 2004	75	983	280
Reclassification adjustment for losses (gains) included in income,
net of taxes of $(701) in 2006, $(468) in 2005 and $1,269 in 2004	(1,301)	(868)	2,357
	______	______	_______
Other comprehensive income	$213,673	$105,524	$109,525
	_______	_______	_______

     As of December 31, 2006, the fair value of our swap agreement was negative and was recorded as a liability of approximately $54,000, in accordance with the requirements of SFAS 133.  This liability is based upon the valuation of our interest rate protection agreement associated with our senior credit facility.  (See Note 4.)

      The components of accumulated other comprehensive income are as follows (dollars in thousands):

	Accumulated
	Foreign	Accumulated	Accumulated
	Currency	Derivative	Other
	Translation	Gains	Comprehensive
	Adjustment	(Losses)	Income
Balances at December 31, 2003	$11,878	$(1,560)	$ 10,318
Foreign currency translation adjustment, net of taxes of $1,292	10,400	-	10,400
Net derivative gain, net of taxes of $151	-	280	280
Reclassification adjustment for losses included in income,
net of taxes of $1,269	-	2,357	2,357
	______	_____	_____
Balances at December 31, 2004	$22,278	$ 1,077	$ 23,355
Foreign currency translation adjustment, net of tax
benefit of $(2,164)	(16,746)	-	(16,746)
Net derivative gain, net of taxes of $530	-	983	983
Reclassification adjustment for gains included in income,
net of tax benefit of $(468)	-	(868)	(868)
	______	_____	_____
Balances at December 31, 2005	$ 5,532	$ 1,192	$ 6,724
Foreign currency translation adjustment, net of tax
benefit of $880	19,431	-	19,431
Net derivative gain, net of taxes of $41	-	75	75
Reclassification adjustment for gains included in income,
net of tax benefit of $(701)	-	(1,301)	(1,301)
	______	_____	_____
Balances at December 31, 2006	$ 24,963	$ (34)	$ 24,929
	_______	_______	_______

NOTE 12.     Earnings Per Share

     Net earnings per share available to common shareholders were calculated using the weighted average number of common shares outstanding.  See Note 1(l) to our consolidated financial statements.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share available to common shareholders (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004 (2)

Net earnings	$195,468	$122,155	$96,488
Series A convertible preferred stock dividends	-	-	(65,604)
	______	______	______
Net earnings available to common shareholders	$195,468	$122,155	$30,884
	______	______	______
Weighted average shares outstanding:
Basic	70,732	69,404	62,599
Dilutive potential common shares from stock options
and restricted stock (1)	1,920	3,620	5,319
	______	______	______
Diluted	72,652	73,024	67,918
	______	______	______
Basic net earnings per share available to common shareholders	$ 2.76	$ 1.76	$ 0.49
	______	______	______
Diluted net earnings per share available to common shareholders	$ 2.69	$ 1.67	$ 0.45
	______	______	______

(1) Potentially dilutive stock options and restricted stock totaling 3,241 shares, 595 shares and 72 shares for 2006, 2005 and
2004, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
(2) Due to their antidilutive effect, 2,990 dilutive potential common shares from the preferred stock conversion have been excluded from the diluted weighted average shares calculation for 2004.

NOTE 13.     Litigation Settlement

     On September 30, 2005, KCI reached an agreement to settle its litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, KCI paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, or $47.4 million and $0.65 per diluted share, net of taxes, during the third quarter of 2005.  The settlement resolved and settled all claims between the parties in the case and allows KCI to continue selling the PlexiPulse line of products going forward under a royalty-free license without further claim of infringement by Novamedix.  Total revenues for the PlexiPulse product line were $3.8 million, $4.7 million and $5.3 million for 2006, 2005 and 2004, respectively.  The Novamedix settlement will not have a continuing impact on future operations or cash flows.

NOTE 14.     Commitments and Contingencies

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims involved in the case were not infringed by the Versatile 1 system marketed by BlueSky.  All parties in the case have filed motions for a new trial challenging various aspects of the case.  As a result of post-trial challenges and appeals, the verdict could be modified, set aside or reversed.  We derived $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 and $706.0 million in revenue, or 58.4% of total revenue, for the year ended December 31, 2005 from our domestic V.A.C. products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As of December 31, 2006, our commitments for the purchase of new product inventory, including approximately $9.0 million of disposable products from our main disposable supplier and $3.6 million from a major electronic board supplier, were $29.5 million.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

     See discussion of our self-insurance program at Note 1(n) and leases at Note 5.

NOTE 15.     Related Party Transactions

     A member of our Board of Directors, David J. Simpson, is an officer of Stryker Corporation, with which we conduct business on a limited basis.  During 2006, 2005 and 2004, we purchased approximately $4.3 million, $2.3 million and $2.8 million in hospital bed frames from Stryker, respectively.  During 2005 and 2004, we sold approximately $77,000 and $313,000 of therapeutic surfaces to Stryker, respectively.  We made no sales to Stryker in 2006.

     C. Thomas Smith became a member of our Board of Directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC, a group purchasing organization with which we have had major supply contracts since the 1980s.  During fiscal years 2006, 2005 and 2004, we received approximately $179.2 million, $159.6 million and $145.3 million, respectively, in V.A.C. and therapeutic surfaces revenues under our Novation contracts.

     A member of our Board of Directors, Harry R. Jacobson, M.D., is the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis.  During fiscal years 2006, 2005 and 2004, we recorded revenue of approximately $1.1 million, $1.5 million and $1.5 million, respectively, for V.A.C. products and therapeutic surfaces billed to Vanderbilt University.

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

Year Ended December 31,
	2006	2005	2004
Revenue:
USA
V.A.C	$ 808,261	$ 706,046	$562,635
Therapeutic surfaces/other	185,511	180,147	181,669
	________	________	_______
Subtotal – USA	993,772	886,193	744,304
	________	________	_______
International
V.A.C	260,828	201,497	136,378
Therapeutic surfaces/other	117,036	120,866	111,954
	________	________	_______
Subtotal – International	377,864	322,363	248,332
	________	________	_______
	$1,371,636	$1,208,556	$992,636
	________	________	______

Year Ended December 31,
	2006	2005	2004
Operating earnings:
USA	$ 391,920	$ 339,415	$275,157
International	51,123	47,514	33,237
Litigation settlement expense	-	(72,000)	-
Initial public offering expenses	-	-	(19,836)
Secondary offering expenses	-	-	(2,219)
Other (1):
Executive	(30,279)	(19,303)	(23,025)
Finance	(41,531)	(36,219)	(27,785)
Manufacturing/Engineering	(12,012)	(10,711)	(9,641)
Administration	(49,979)	(39,692)	(38,145)
	________	________	_______
Total other	(133,801)	(105,925)	(98,596)
	________	________	_______
	$ 309,242	$ 209,004	$187,743
	________	________	______

Year Ended December 31,
	2006	2005	2004
Depreciation and amortization:
USA	$ 35,144	$ 31,059	$ 26,489
International	26,476	21,234	20,700
Other (1):
Executive	408	625	664
Finance	11,156	10,954	8,489
Manufacturing/Engineering	2,401	2,063	1,777
Administration	7,822	2,917	2,782
	________	________	_______
Total other	21,787	16,559	13,712
	________	________	_______
	$ 83,407	$ 68,852	$ 60,901
	________	________	______

Year Ended December 31,
	2006	2005	2004
Total Assets:
USA	$472,902	$445,461	$441,676
International	274,116	226,841	213,289
Other:
Executive	9,047	8,331	8,789
Finance	23,799	24,521	23,766
Manufacturing/Engineering	19,582	15,727	13,244
Administration	42,996	41,230	31,701
	_______	_______	______
Total other	95,424	89,809	77,500
	_______	_______	______
	$842,442	$762,111	$732,465
	_______	_______	______

Year Ended December 31,
	2006	2005	2004
Gross capital expenditures:
USA	$ 37,460	$ 35,813	$ 42,166
International	28,710	26,701	29,593
Other:
Executive	-	-	-
Finance	17,922	27,624	19,176
Manufacturing/Engineering	8,086	4,087	2,295
Administration	-	-	-
	_______	_______	______
Total other	26,008	31,711	21,471
	_______	_______	______
	$ 92,178	$ 94,225	$ 93,230
	_______	_______	______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our consolidated statements of earnings.

     The following is other selected geographic financial information of KCI (dollars in thousands):

Year Ended December 31,
	2006	2005	2004
Geographic location of long-lived assets:
Domestic	$223,884	$211,885	$201,096
Foreign	86,770	73,169	80,459
	_______	_______	_______
Total long-lived assets	$310,654	$285,054	$281,555
	_______	_______	_______

NOTE 17.     Quarterly Financial Data (unaudited)

     The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$319,245	$330,043	$350,857	$371,491
Gross profit	$150,196	$152,606	$164,137	$177,073
Operating earnings	$ 74,945	$ 71,350	$ 79,781	$ 83,166
Net earnings	$ 48,517	$ 46,631	$ 48,982	$ 51,338
Net earnings per share:
Basic	$ 0.69	$ 0.65	$ 0.69	$ 0.74
Dilutive	$ 0.66	$ 0.63	$ 0.67	$ 0.73
Weighted average shares outstanding:
Basic	70,667	71,385	71,235	69,645
	_______	_______	_______	_______
Diluted	73,275	73,586	73,105	70,668
	_______	_______	_______	_______

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$279,972	$294,211	$312,348	$322,025
Gross profit	$126,547	$135,661	$146,515	$156,764
Operating earnings	$ 65,714	$ 66,901	$ 631	$ 75,758
Net earnings (loss)	$ 37,175	$ 39,765	$ (1,152)	$ 46,367
Net earnings (loss) per share:
Basic	$ 0.54	$ 0.57	$ (0.02)	$ 0.66
Dilutive	$ 0.51	$ 0.54	$ (0.02)	$ 0.64
Weighted average shares outstanding:
Basic	68,822	69,271	69,587	69,922
	_______	_______	_______	_______
Diluted	72,875	73,026	69,587	72,993
	_______	_______	_______	_______

     Net earnings per share for the full year differs from the total of the quarterly earnings (loss) per share due to the repurchase of shares in our 2006 share repurchase program.  In addition, diluted net earnings (loss) per share is affected by litigation settlement expense in 2005.

NOTE 18.     Guarantor Condensed Consolidating Financial Statements

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013. Of this amount, $68.1 million of the notes remained outstanding as of December 31, 2006.

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

     The following tables present the condensed consolidating balance sheets of KCI as a parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2006 and 2005 and the related condensed consolidating statements of earnings and cash flows for each year in the three-year period ended December 31, 2006.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2006
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 58,271	$ 48,875	$ -	$ 107,146
Accounts receivable, net	-	222,093	107,216	(1,736)	327,573
Inventories, net	-	26,268	17,221	-	43,489
Deferred income taxes	-	34,785	1,193	-	35,978
Prepaid expenses and other current assets	-	9,118	8,484	-	17,602
	_______	_________	_______	_________	_______
Total current assets	-	350,535	182,989	(1,736)	531,788

Net property, plant and equipment	-	151,353	76,212	(10,094)	217,471
Debt issuance costs, net	-	4,848	-	-	4,848
Deferred income taxes	-	-	7,903	-	7,903
Goodwill	-	39,779	9,590	-	49,369
Other assets, net	-	28,793	10,329	(8,059)	31,063
Intercompany investments and advances	356,227	579,639	83,856	(1,019,722)	-
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	_______	_________	_______	_________	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 26,418	$ 12,125	$ -	$ 38,543
Accrued expenses and other	14	132,568	57,219	-	189,801
Current installments of long-term debt	-	1,446	-	-	1,446
Intercompany payables	-	7,757	72,526	(80,283)	-
Income taxes payable	-	18,593	2,465	-	21,058
	_______	_________	_______	_________	_______
Total current liabilities	14	186,782	144,335	(80,283)	250,848

Long-term debt, net of current installments	-	206,175	-	-	206,175
Intercompany payables, non-current	-	-	-	-	-
Deferred income taxes	-	19,627	-	-	19,627
Other non-current liabilities	-	17,249	389	(8,059)	9,579
	_______	_________	_______	_________	_______
	14	429,833	144,724	(88,342)	486,229
Shareholders' equity	356,213	725,114	226,155	(951,269)	356,213
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	_______	_________	_______	_________	_______

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

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2006
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 758,108	$ 221,561	$ -	$ 979,669
Sales and other	-	260,884	157,678	(26,595)	391,967
	______	________	______	_______	________
Total revenue	-	1,018,992	379,239	(26,595)	1,371,636

Rental expenses	-	379,528	227,604	-	607,132
Cost of sales	-	88,566	40,340	(8,414)	120,492
	______	________	______	_______	________
Gross profit	-	550,898	111,295	(18,181)	644,012

Selling, general and administrative expenses	-	241,405	62,284	(5,613)	298,076
Research and development expenses	-	31,146	5,548	-	36,694
Litigation settlement expense	-	-	-	-	-
	______	________	______	_______	________
Operating earnings	-	278,347	43,463	(12,568)	309,242

Interest income and other	-	4,772	1,129	(1,184)	4,717
Interest expense	-	(20,157)	(1,360)	1,184	(20,333)
Foreign currency loss	-	(702)	(878)	-	(1,580)
	______	________	______	_______	________
Earnings before income taxes
and equity in earning of
subsidiaries	-	262,260	42,354	(12,568)	292,046

Income taxes	-	94,095	6,641	(4,158)	96,578
	______	________	______	_______	________
Earnings before equity in
earnings of subsidiaries	-	168,165	35,713	(8,410)	195,468
Equity in earnings of subsidiaries	195,468	35,713	-	(231,181)	-
	______	________	______	_______	________
Net earnings	$ 195,468	$ 203,878	$ 35,713	$ (239,591)	$ 195,468
	______	________	______	_______	________

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2005
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 670,292	$ 187,806	$ -	$ 858,098
Sales and other	-	260,744	135,602	(45,888)	350,458
	______	_______	_______	_______	________
Total revenue	-	931,036	323,408	(45,888)	1,208,556

Rental expenses	-	339,501	188,499	-	528,000
Cost of sales	-	86,680	36,912	(8,523)	115,069
	______	_______	_______	_______	________
Gross profit	-	504,855	97,997	(37,365)	565,487

Selling, general and administrative expenses	-	210,970	69,631	(26,732)	253,869
Research and development expenses	-	25,491	5,123	-	30,614
Litigation settlement expense	-	72,000	-	-	72,000
	______	_______	_______	_______	________
Operating earnings	-	196,394	23,243	(10,633)	209,004

Interest income and other	-	3,725	464	-	4,189
Interest expense	-	(24,161)	(991)	-	(25,152)
Foreign currency loss	-	(1,084)	(1,874)	-	(2,958)
	______	_______	_______	_______	________
Earnings before income taxes
and equity in earning of
subsidiaries	-	174,874	20,842	(10,633)	185,083

Income taxes	-	62,796	3,747	(3,615)	62,928
	______	_______	_______	_______	________
Earnings before equity in
earnings of subsidiaries	-	112,078	17,095	(7,018)	122,155
Equity in earnings of subsidiaries	122,155	17,095	-	(139,250)	-
	______	_______	_______	_______	________
Net earnings	$ 122,155	$ 129,173	$ 17,095	$ (146,268)	$ 122,155
	______	_______	_______	_______	________

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the year ended December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 567,320	$ 159,463	$ -	$ 726,783
Sales and other	-	201,103	91,299	(26,549)	265,853
	______	_______	_______	_______	_______
Total revenue	-	768,423	250,762	(26,549)	992,636

Rental expenses	-	295,495	152,270	-	447,765
Cost of sales	-	74,118	27,750	(10,907)	90,961
	______	_______	_______	_______	_______
Gross profit	-	398,810	70,742	(15,642)	453,910

Selling, general and administrative expenses	-	182,646	34,320	(4,166)	212,800
Research and development expenses	-	27,342	3,970	-	31,312
Initial public offering expenses	19,584	252	-	-	19,836
Secondary offering expenses	2,219	-	-	-	2,219
	______	_______	_______	_______	_______
Operating earnings (loss)	(21,803)	188,570	32,452	(11,476)	187,743

Interest income and other	-	873	260	-	1,133
Interest expense	-	(44,635)	(2,132)	2,132	(44,635)
Foreign currency gain	-	-	5,353	-	5,353
	______	_______	_______	_______	_______
Earnings (loss) before income taxes
(benefit) and equity in earning of
subsidiaries	(21,803)	144,808	35,933	(9,344)	149,594

Income taxes (benefit)	(8,540)	59,717	5,246	(3,317)	53,106
	______	_______	_______	_______	_______
Earnings (loss) before equity in
earnings of subsidiaries	(13,263)	85,091	30,687	(6,027)	96,488
Equity in earnings of subsidiaries	109,751	30,687	-	(140,438)	-
	______	_______	_______	_______	_______
Net earnings	$ 96,488	$ 115,778	$ 30,687	$ (146,465)	$ 96,488
Series A convertible preferred stock dividends	(65,604)	-	-	-	(65,604)
	______	_______	______	_______	_______
Net earnings available to common
shareholders	$ 30,884	$ 115,778	$ 30,687	$ (146,465)	$ 30,884
	______	_______	______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the year ended December 31, 2006
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 195,468	$ 203,878	$ 35,713	$ (239,591)	$ 195,468
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(221,513)	25,612	4,801	231,895	40,795
	_______	_______	______	______	_______
Net cash provided (used) by operating activities	(26,045)	229,490	40,514	(7,696)	236,263
	_______	_______	______	______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(63,436)	(28,742)	-	(92,178)
Decrease (increase) in inventory to be converted into
equipment for short-term rental	-	(4,200)	200	-	(4,000)
Dispositions of property, plant and equipment	-	713	1,181	-	1,894
Increase in other non-current assets	-	(3,727)	(4,748)	2,984	(5,491)
	_______	_______	______	______	_______
Net cash used by investing activities	-	(70,650)	(32,109)	2,984	(99,775)
	_______	_______	______	______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(86,874)	(810)	-	(87,684)
Repurchase of common stock	(100,000)	-	-	-	(100,000)
Excess tax benefit from share-based payment
arrangements	43,152	-	-	-	43,152
Proceeds from exercise of stock options	11,937	-	-	-	11,937
Purchase of immature shares for minimum tax
withholdings	(27,660)	-	-	-	(27,660)
Proceeds from purchase of stock in ESPP and other	3,830	-	-	-	3,830
Proceeds (payments) on intercompany
investments and advances	69,701	(74,553)	(19,725)	24,577	-
Other	25,085	(11,617)	6,397	(19,865)	-
	_______	_______	______	______	_______
Net cash provided (used) by financing activities	26,045	(173,044)	(14,138)	4,712	(156,425)
	_______	_______	______	______	_______
Effect of exchange rate changes on cash and
cash equivalents	-	-	3,700	-	3,700
	_______	_______	______	______	_______
Net decrease in cash and cash equivalents	-	(14,204)	(2,033)	-	(16,237)

Cash and cash equivalents, beginning of year	-	72,475	50,908	-	123,383
	_______	_______	______	______	_______
Cash and cash equivalents, end of year	$ -	$ 58,271	$ 48,875	$ -	$ 107,146
	_______	_______	______	______	_______

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

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the year ended December 31, 2004
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 96,488	$ 115,778	$ 30,687	$ (146,465)	$ 96,488
Adjustments to reconcile net earnings to net
cash provided by operating activities	(40,172)	(17,791)	5,983	143,364	91,384
	_______	_______	______	_______	_______
Net cash provided by operating activities	56,316	97,987	36,670	(3,101)	187,872
	_______	_______	______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(63,581)	(29,649)	-	(93,230)
Increase in inventory to be converted into
equipment for short-term rental	-	(100)	-	-	(100)
Dispositions of property, plant and equipment	-	1,279	703	-	1,982
Business acquisitions, net of cash acquired	-	-	(1,247)	-	(1,247)
Decrease (increase) in other assets	-	(2,826)	6,176	(5,923)	(2,573)
	_______	_______	______	_______	_______
Net cash used by investing activities	-	(65,228)	(24,017)	(5,923)	(95,168)
	_______	_______	______	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease
and other obligations	-	(237,229)	(307)	-	(237,536)
Proceeds from exercise of stock options	15,352	-	-	-	15,352
Proceeds from purchase of stock in ESPP	1,815	-	-	-	1,815
Proceeds from issuance of common stock in IPO	105,000	-	-	-	105,000
IPO stock issuance costs	(10,604)	-	-	-	(10,604)
Proceeds (payments) on intercompany
investments and advances	(179,010)	163,380	216	15,414	-
Other	11,131	(3,702)	(1,039)	(6,390)	-
	_______	_______	______	_______	_______
Net cash used by financing activities	(56,316)	(77,551)	(1,130)	9,024	(125,973)
	_______	_______	______	_______	_______
Effect of exchange rate changes on cash and
cash equivalents	-	-	1,571	-	1,571
	_______	_______	______	_______	_______
Net increase (decrease) in cash and cash
equivalents	-	(44,792)	13,094	-	(31,698)

Cash and cash equivalents, beginning of year	-	129,695	26,369	-	156,064
	_______	_______	______	_______	_______
Cash and cash equivalents, end of year	$ -	$ 84,903	$ 39,463	$ -	$ 124,366
	_______	_______	______	_______	_______

See accompanying notes to condensed consolidated financial statements.

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
Three Years ended December 31, 2006
(in thousands)

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/04
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period

Accounts receivable realization reserves	$ 60,070	$ 12,346	$ 2,199 (1)	$ 13,799	$ 60,816
	______	_____	_____	_____	_____
Inventory reserve	$ 6,080	$ 1,915	$ -	$ 1,326	$ 6,669
	______	_____	_____	_____	_____
Deferred tax asset valuation allowance	$ 2,466	$ 4,422	$ -	$ -	$ 6,888
	______	_____	_____	_____	_____

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/05
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period

Accounts receivable realization reserves	$ 60,816	$ 17,435	$ 17,695 (1)	$ 17,216	$ 78,730
	______	_____	_____	_____	_____
Inventory reserve	$ 6,669	$ 2,070	$ -	$ 3,866	$ 4,873
	______	_____	_____	_____	_____
Deferred tax asset valuation allowance	$ 6,888	$ 4,660	$ -	$ -	$ 11,548
	______	_____	_____	_____	_____

		Additions	Additions
	Balance at	Charged to	Charged to		12/31/06
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period

Accounts receivable realization reserves	$ 78,730	$ 13,744	$ 45,509 (1)	$ 49,495	$ 88,488
	______	_____	_____	_____	_____
Inventory reserve	$ 4,873	$ 714	$ -	$ 1,190	$ 4,397
	______	_____	_____	_____	_____
Deferred tax asset valuation allowance	$ 11,548	$ 3,324	$ -	$ -	$ 14,872
	______	_____	_____	_____	_____

(1) Additions to the accounts receivable realization reserves charged to other accounts reflect the net increase in revenue reserves to allow for expected credit memos, cancelled transactions and uncollectible items where collectibility is not reasonably assured in accordance with the provisions of Staff Accounting Bulletin No. 104.

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

     Changes in Internal Controls over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

     The management of Kinetic Concepts, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on thosecriteria.

     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting.  The attestation report is included herein.

Date:  February 20, 2007

/s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Senior Vice President and Chief Financial Officer

The Board of Directors and Shareholders

Kinetic Concepts, Inc.

     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Kinetic Concepts, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that Kinetic Concepts, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Kinetic Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
   ERNST & YOUNG LLP

San Antonio, Texas
February 20, 2007

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2006 appearing under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

     Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on June 26, 2006.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.     EXECUTIVE COMPENSATION

     Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
                      RELATED SHAREHOLDER MATTERS

     The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2006:

Number of securities
remaining available for
future issuance under
	Number of securities	Weighted-average	equity compensation plans
	to be issued upon exercise	exercise price of	(excluding securities
Plan Category	of outstanding options	outstanding options	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	4,207,129	$ 32.51	6,004,223 (1)

Equity compensation plans not
approved by security holders	-	-	-
	________	______	_________
Total	4,207,129	$ 32.51	6,004,223
	________	______	_________

(1) This amount includes 189,478 shares available for future issuance under the Directors Stock Plan and 3,588,343 shares available for future issuance under the 2004 Equity Plan, both of which provide for grants of restricted stock, options and other awards. This amount also includes 2,226,402 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

     Incorporated in this Item 12, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                      INDEPENDENCE

     Incorporated in this Item 13, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Certain Relationships and Related Transactions."

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated in this Item 14, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Principal Accounting Fees and Services."

PART IV- FINANCIAL INFORMATION

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)   The following documents are filed as part of this Annual Report:

             1.   Financial Statements

                        The following consolidated financial statements are filed as a part of this report:

                                Report of Independent Registered Public Accounting Firm

                                Consolidated Balance Sheets as of December 31, 2006 and 2005

                                Consolidated Statements of Earnings for the three years ended December 31,
                                2006, 2005 and 2004

                                Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended
                                December 31, 2006, 2005 and 2004

                                Consolidated Statements of Cash Flows for the three years ended December 31,
                                2006, 2005 and 2004

                                Notes to Consolidated Financial Statements

             2.   Financial Statement Schedules

                        The following consolidated financial statement schedule for each of the years in the three-
                         year period ended December 31, 2006 is filed as part of this Annual Report:

                                Schedule II—Valuation and Qualifying Accounts—Years ended December 31,
                                2006, 2005 and 2004

                                        All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     (b)   Exhibits

                        The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
3.2	Third Amended and Restated By‑laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S‑1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S‑4, filed on September 29, 2003).
4.2	Form of Series B 7 ⅜% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S‑4, filed on September 29, 2003).
10.2	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S‑4, as amended on December 31, 2003).
10.3	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S‑1, filed on February 20, 2004, as amended).
10.4	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 23, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S‑4, filed on September 29, 2003).
10.6

Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S‑4, filed on September 29, 2003).

10.7	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8- K, filed on January 27, 2005).
10.8	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10‑K/A, dated December 31, 1994, filed on January 23, 1996).
**10.9	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10‑K for the year ended December 31, 1997, filed on March 31, 1998).
**10.10

Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10‑K for the year ended December 31, 2000, filed on March 30, 2001).

**10.11

Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10‑K for the year ended December 31, 2003, filed on March 29, 2004).

10.12

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S‑4, filed on September 29, 2003).

†10.13

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

†10.14

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

**10.15	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.16	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.17	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S‑1, filed on February 2, 2004, as amended).
**10.18	Form of Stock Option Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on November 15, 2004).
**10.19	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on November 15, 2004).
**10.20	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 9, 2006).
**10.21	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.22	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.23	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.24

Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).

**10.25	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.26

Letter, dated October 16, 2006, from KCI to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2006, filed November 3, 2006).

***10.27	2003 Non-Employee Directors Stock Plan, as Amended and Restated on November 28, 2006.
***10.28	2004 Equity Plan Nonqualified Stock Option Agreement between KCI and Catherine M. Burzik, dated November 6, 2006.
***10.29	2004 Equity Plan Restricted Stock Award Agreement between KCI and Catherine M. Burzik, dated November 6, 2006.
***10.30	2007 Compensation Policy for Outside Directors.
***10.31	Retention Agreement between KCI and Martin J. Landon, dated February 21, 2007.
***10.32	Retention Agreement between KCI and Stephen D. Seidel, dated February 21, 2007.
*21.1	Listing of Subsidiaries.
*23.1	Consent of Ernst & Young LLP.
*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.
*32.1

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.

*        Exhibit filed herewith.
**      Compensatory arrangements for director(s) and/or executive officer(s).
***    Exhibits filed herewith. Compensatory arrangements for director(s) and/or executive officers(s).
†        Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on February 23, 2007.

KINETIC CONCEPTS, INC.
By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	February 22, 2007
RONALD W. DOLLENS

/s/ Catherine M. Burzik	Director, President and Chief Executive Officer	February 23, 2007
CATHERINE M. BURZIK	(Principal Executive Officer)

/s/ Martin J. Landon	Senior Vice President and Chief Financial Officer	February 23, 2007
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	February 22, 2007
JAMES R. LEININGER, M.D.

/s/ John P. Byrnes	Director	February 22, 2007
JOHN P. BYRNES

/s/ Woodrin Grossman	Director	February 22, 2007
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	February 23, 2007
HARRY R. JACOBSON

/s/ N. Colin Lind	Director	February 23, 2007
N. COLIN LIND

/s/ David J. Simpson	Director	February 22, 2007
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	February 22, 2007
C. THOMAS SMITH

/s/ Donald E. Steen	Director	February 22, 2007
DONALD E. STEEN

EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (with Amendments) of KCI (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
3.2	Third Amended and Restated By‑laws of KCI (filed as Exhibit 3.6 to our Registration Statement on Form S‑1, filed on May 28, 2004).
4.1	Indenture, dated as of August 11, 2003, among KCI, as Issuer, the Guarantors, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 on Form S‑4, filed on September 29, 2003).
4.2	Form of Series B 7 ⅜% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S‑1, filed on February 2, 2004, as thereafter amended).
10.1	Credit Agreement, dated as of August 11, 2003 (filed as Exhibit 10.2 on Form S‑4, filed on September 29, 2003).
10.2	Amendment No. 1 to Credit Agreement, dated December 5, 2003 (filed as Exhibit 10.30 on Form S‑4, as amended on December 31, 2003).
10.3	Form of Amendment No. 2 to Credit Agreement (filed as Exhibit 10.34 to Amendment No. 3 to our Registration Statement on Form S‑1, filed on February 20, 2004, as amended).
10.4	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Guarantee and Collateral Agreement (filed as Exhibit 10.1 to our Current Report on Form 8‑K, filed on December 23, 2004).
10.5	Guarantee and Collateral Agreement, dated as of August 11, 2003 (filed as Exhibit 10.3 on Form S‑4, filed on September 29, 2003).
10.6

Security and Control Agreement, dated as of August 11, 2003, among KCI, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Securities Intermediary (filed as Exhibit 10.4 on Form S‑4, filed on September 29, 2003).

10.7	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8- K, filed on January 27, 2005).
10.8	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10‑K/A, dated December 31, 1994, filed on January 23, 1996).
**10.9	Kinetic Concepts Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10‑K for the year ended December 31, 1997, filed on March 31, 1998).
**10.10

Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10‑K for the year ended December 31, 2000, filed on March 30, 2001).

**10.11

Contract of Employment, dated July 1, 2001, between KCI Europe Holdings B.V. and Jorg Menten (filed as Exhibit 10.29 to our Annual Report on Form 10‑K for the year ended December 31, 2003, filed on March 29, 2004).

10.12

Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S‑4, filed on September 29, 2003).

†10.13

Amended and Restated Manufacturing Agreement, by and between the Company and Avail Medical Products, Inc., dated December 18, 2002 (filed as Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

†10.14

License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S‑1, filed on February 23, 2004).

**10.15	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.16	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S‑1, filed on February 2, 2004, as amended).
10.17	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S‑1, filed on February 2, 2004, as amended).
**10.18	Form of Stock Option Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8‑K filed on November 15, 2004).
**10.19	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non‑Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8‑K filed on November 15, 2004).
**10.20	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 9, 2006).
**10.21	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.22	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.23	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.24

Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).

**10.25	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed August 9, 2006).
**10.26

Letter, dated October 16, 2006, from KCI to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended September 30, 2006, filed November 3, 2006).

***10.27	2003 Non-Employee Directors Stock Plan, as Amended and Restated on November 28, 2006.
***10.28	2004 Equity Plan Nonqualified Stock Option Agreement between KCI and Catherine M. Burzik, dated November 6, 2006.
***10.29	2004 Equity Plan Restricted Stock Award Agreement between KCI and Catherine M. Burzik, dated November 6, 2006.
***10.30	2007 Compensation Policy for Outside Directors.
***10.31	Retention Agreement between KCI and Martin J. Landon, dated February 21, 2007.
***10.32	Retention Agreement between KCI and Stephen D. Seidel, dated February 21, 2007.
*21.1	Listing of Subsidiaries.
*23.1	Consent of Ernst & Young LLP.
*31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.
*31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.
*32.1

Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 23, 2007.

*        Exhibit filed herewith.
**      Compensatory arrangements for director(s) and/or executive officer(s).
***    Exhibits filed herewith.  Compensatory arrangements for director(s) and/or executive officers(s).
†        Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.