Form 10-Q
period 2007-03-31
KINETIC CONCEPTS INC /TX/
filed 2007-05-08
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
                                                Common Stock: 71,261,796 shares as of May 4, 2007

KINETIC CONCEPTS, INC.

TRADEMARKS

      The following terms are our trademarks and may be used in this report:  ActiV.A.C.™, AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, DeltaTherm™, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, FirstStep® All In One™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir Elite®, FluidAir® II, InterCell®, InfoV.A.C.™, KCI®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 300, Maxxis® 400, PediDyne®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, SensaT.R.A.C.™, T.R.A.C.®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver®, V.A.C. Instill® and V.A.C.® WhiteFoam.  All other trademarks appearing in this report are the property of their holders.

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

-      the effects on our business of the final results of our patent litigation;

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

     These forward‑looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward‑looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include growing competition that we face; our dependence on our intellectual property and our ability to protect our intellectual property rights; adverse results from pending litigation; our dependence on new technology; changes in third-party or governmental reimbursement policies; the clinical efficacy of V.A.C. Therapy relative to alternative devices or therapies; adverse results of potential government investigations, laws and regulations; adverse results from related clinical trials; shortages of products resulting from the use of a limited group of suppliers; inherent risks associated with our international business operations; fluctuations in foreign currency exchange rates; changes in effective tax rates or tax audits; the fluctuations in our operating results and the possible inability to meet our published financial guidance.  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward‑looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward‑looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
	2007	2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 150,639	$ 107,146
Accounts receivable, net	321,836	327,573
Inventories, net	48,186	43,489
Deferred income taxes	36,995	35,978
Prepaid expenses and other	30,604	17,602
	_______	_______
Total current assets	588,260	531,788

Net property, plant and equipment	209,152	217,471
Debt issuance costs, less accumulated amortization of $15,673 at
2007 and $15,406 at 2006	4,581	4,848
Deferred income taxes	8,063	7,903
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization of $9,899
at 2007 and $9,757 at 2006	23,551	31,063
	_______	_______
	$ 882,976	$ 842,442
	_______	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 35,338	$ 38,543
Accrued expenses and other	150,709	189,801
Current installments of long-term debt	1,446	1,446
Income taxes payable	15,810	21,058
	_______	_______
Total current liabilities	203,303	250,848

Long-term debt, net of current installments	205,814	206,175
Non-current tax liabilities	29,088	-
Deferred income taxes	12,906	19,627
Other non-current liabilities	8,748	9,579
	_______	_______
	459,859	486,229

Shareholders' equity:
Common stock; authorized 225,000 at 2007 and 2006,
issued and outstanding 70,957 at 2007 and 70,461 at 2006	71	70
Preferred stock; authorized 50,000 at 2007 and 2006; issued and
outstanding 0 at 2007 and 2006	-	-
Additional paid-in capital	590,650	575,539
Retained deficit	(190,769)	(244,325)
Accumulated other comprehensive income	23,165	24,929
	_______	_______
Shareholders' equity	423,117	356,213
	_______	_______
	$ 882,976	$ 842,442
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue:
Rental	$ 265,684	$ 226,977
Sales	103,132	92,268
	_______	_______
Total revenue	368,816	319,245

Rental expenses	163,940	140,417
Cost of sales	33,691	28,632
	_______	_______
Gross profit	171,185	150,196

Selling, general and administrative expenses	78,213	67,840
Research and development expenses	9,807	7,411
	_______	_______
Operating earnings	83,165	74,945

Interest income and other	1,364	982
Interest expense	(4,091)	(4,741)
Foreign currency gain (loss)	(265)	267
	_______	_______
Earnings before income taxes	80,173	71,453

Income taxes	26,617	22,936
	_______	_______

Net earnings	$ 53,556	$ 48,517
	_______	_______
Net earnings per share:
Basic	$ 0.76	$ 0.69
	_______	_______
Diluted	$ 0.75	$ 0.66
	_______	_______
Weighted average shares outstanding:
Basic	70,347	70,667
	_______	_______

Diluted	71,079	73,275
	_______	_______

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$ 53,556	$ 48,517
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	20,954	18,634
Provision for bad debt	1,750	2,841
Amortization of deferred gain on sale of headquarters facility	(268)	(268)
Share-based compensation expense	5,772	2,998
Excess tax benefit from share-based payment arrangements	(7,076)	(14,417)
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	5,752	(7,621)
Increase in inventories, net	(4,395)	(2,202)
Decrease (increase) in current deferred income taxes	(1,017)	781
Increase in prepaid expenses and other	(4,973)	(5,284)
Decrease in accounts payable	(2,981)	(3,958)
Decrease in accrued expenses and other	(39,773)	(39,120)
Increase in income taxes payable, net	31,361	23,164
Decrease in non-current deferred income taxes, net	(6,892)	(3,450)
	_______	_______
Net cash provided by operating activities	51,770	20,615
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(12,867)	(14,552)
Increase in inventory to be converted into equipment
for short-term rental	(5,200)	(2,500)
Dispositions of property, plant and equipment	410	395
Increase in other non-current assets	(279)	(436)
	_______	_______
Net cash used by investing activities	(17,936)	(17,093)
	_______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term debt, capital lease
and other obligations	(324)	52
Excess tax benefit from share-based payment arrangements	7,076	14,417
Proceeds from exercise of stock options	3,634	5,728
Purchase of immature shares for minimum tax withholdings	(1,317)	(11,192)
Proceeds from purchase of stock in ESPP and other	-	19
	_______	_______
Net cash provided by financing activities	9,069	9,024
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	590	574
	_______	_______
Net increase in cash and cash equivalents	43,493	13,120

Cash and cash equivalents, beginning of period	107,146	123,383
	_______	_______
Cash and cash equivalents, end of period	$ 150,639	$ 136,503
	_______	_______
Cash paid during the three months for:
Interest, net of cash received from interest rate swap agreements	$ 2,487	$ 2,725
Income taxes, net of refunds	$ 3,582	$ 2,168

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries ("KCI").  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)     Income Taxes

     We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  During the first quarter of 2007, our effective rate is lower than our statutory rate due to the impact of the domestic production deduction, research and development credit and earnings in lower-tax foreign jurisdictions.  In addition, the effective income tax rate for the first three months of 2006 reflects the favorable resolution of a tax contingency during the quarter, which resulted in a lower effective income tax rate for that period, compared to the first quarter of 2007.  For information on the adoption of a new tax accounting standard, see Note 3: Income Taxes.

(c)     Recently Adopted Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.   This issue provides that a company may adopt a policy of presenting taxes either on a gross basis within revenue or on a net basis.   If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.   EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have a material impact on our condensed consolidated financial statements.   We present sales tax on a net basis in our condensed consolidated financial statements.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”)   No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.   We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.

(d)     Recently Issued Accounting Pronouncements

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

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value of Financial Assets and Financial Liabilities," which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

(e)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the year ended December 31, 2006.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable

     Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$ 100,511	$ 102,212
Medicare / Medicaid	65,677	65,727
Managed care, insurance and other	139,099	136,506
	_______	_______
USA - Trade accounts receivable	305,287	304,445

International	102,751	104,804
	_______	_______
Total trade accounts receivable	408,038	409,249

Less: Allowance for revenue adjustments	(84,067)	(81,160)
	_______	_______
Gross trade accounts receivable	323,971	328,089

Less: Allowance for bad debt	(7,623)	(7,328)
	_______	_______
Net trade accounts receivable	316,348	320,761

Employee and other receivables	5,488	6,812
	_______	_______
	$ 321,836	$ 327,573
	_______	_______

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third‑party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  International trade accounts receivable consist primarily of amounts due from acute care organizations.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historical adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

(b)     Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006

Finished goods	$ 25,097	$ 22,975
Work in process	3,511	2,104
Raw materials, supplies and parts	39,845	33,607
	______	______
	68,453	58,686

Less: Amounts expected to be converted
into equipment for short-term rental	(16,000)	(10,800)
Reserve for excess and obsolete inventory	(4,267)	(4,397)
	______	______
	$ 48,186	$ 43,489
	______	______

(3)     INCOME TAXES

     On January 1, 2007, KCI adopted the provisions of FIN 48.   We recognized no change in the amount of our reported liability for unrecognized income tax benefits as a result of the implementation of FIN 48.   As of January 1, 2007, we had $28.7 million of unrecognized tax benefits that have been reclassified as long-term liabilities, of which $24.4 million would favorably impact our effective tax rate, if recognized.   At March 31, 2007, unrecognized tax benefits totaled $29.1 million.

     KCI’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  KCI had $5.4 million accrued for interest and $270,000 accrued for penalties at January 1, 2007.

     KCI is subject to U.S. federal income tax, multiple state tax, and foreign income tax. In general, the tax years 2002-2007 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

(4)     EARNINGS PER SHARE

     Net earnings per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2007	2006

Net earnings	$ 53,556	$ 48,517
	______	______
Weighted average shares outstanding:
Basic	70,347	70,667
Dilutive potential common shares from
stock options and restricted stock (1)	732	2,608
	______	______
Diluted	71,079	73,275
	______	______

Basic net earnings per share	$ 0.76	$ 0.69
	______	______

Diluted net earnings per share	$ 0.75	$ 0.66
	______	______

(1) Potentially dilutive stock options and restricted stock totaling 2,308 shares and 1,620 shares for the first quarter of 2007 and 2006, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(5)     STOCK OPTION PLANS

     KCI recognizes share-based compensation expense under the provisions of SFAS No. 123 Revised (“SFAS 123R”), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options and restricted stock awards, based on estimated fair values on the date of grant.

     During the first three months of 2007 and 2006, we recorded share-based compensation expense under SFAS 123R that reduced net earnings by $4.3 million, or $0.06 per diluted share, and $2.0 million, or $0.03 per diluted share, respectively.  Additionally, in the first three months of 2007 and 2006, we recorded an actual tax benefit from share-based payment arrangements of $7.5 million and $15.3 million, respectively, of which $7.1 million and $14.4 million, respectively, was reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the first three months of 2007 and 2006 as follows (dollars in thousands):

	Three months ended
	March 31,
	2007	2006

Rental expenses	$ 1,582	$ 807
Cost of sales	206	99
Selling, general and administrative expenses	3,984	2,092
	______	______
Pre-tax share-based compensation expense	5,772	2,998
Less: Income tax benefit	(1,516)	(962)
	______	______
Total share-based compensation
expense, net of tax	$ 4,256	$ 2,036
	______	______

     During the first quarter of 2007 and 2006, KCI granted approximately 19,300 and 3,900 options, respectively, to purchase shares of common stock under the 2004 Equity Plan.  The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2007 and 2006 was $22.97 and $18.30 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	March 31,
	2007	2006

Expected stock volatility	40.1%	38.6%
Expected dividend yield	-	-
Risk-free interest rate	4.8%	4.4%
Expected life (years)	6.3	6.3

     The expected stock volatility is based primarily on historical volatilities of similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin 107, “Share-Based Payment,” rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

     A summary of our stock option activity, and related information, for the three months ended March 31, 2007 is set forth in the table below:

	2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding - beginning of year	4,207	$ 32.51
Granted	19	$ 48.40
Exercised	(528)	$ 7.60
Forfeited/Expired	(64)	$ 48.94
	_____
Options outstanding – March 31, 2007	3,634	$ 35.93	6.95	$ 57,878
	______

Exercisable as of March 31, 2007	1,095	$ 26.06	4.39	$ 28,312
	______

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first quarter of 2007, the total intrinsic value of stock options exercised was $20.8 million.  Cash received from stock options exercised during the quarter ended March 31, 2007 and 2006 was $3.6 million and $5.7 million, respectively.

     As of March 31, 2007, there was $36.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

     During the first quarter of 2007 and 2006, we issued approximately 6,700 and 1,400 shares of restricted stock and restricted stock units under the 2004 Equity Plan at a weighted average estimated fair value of $48.56 and $40.57, respectively.   The following table summarizes restricted stock activity for the three months ended March 31, 2007:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2007	532	$ 43.10
Granted	7	$ 48.56
Vested and Distributed	-	$ -
Forfeited	(6)	$ 45.39
	___
Unvested Shares – March 31, 2007	533	$ 43.14
	___

     As of March 31, 2007, there was $15.6 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price.  On April 2, 2007, KCI granted approximately 699,000 options to purchase shares of common stock under the 2004 Equity Plan.  Additionally, we issued approximately 169,000 shares of restricted stock and restricted stock units under this plan.

(6)     SHARE REPURCHASE PROGRAM

     In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007.  A significant portion of the shares were repurchased in accordance with a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act during the second half of 2006.  During the first quarter of 2007, we repurchased and retired approximately 34,600 shares of KCI common stock at an average price of $49.10 per share for an aggregate purchase price of $1.7 million.  The stock repurchased in 2007 resulted from the purchase and retirement of shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price. No common stock repurchases were made in open-market transactions during the first quarter of 2007.  As of March 31, 2007, the remaining authorized amount for share repurchases under this program was $88.5 million.  KCI intends to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions, or in negotiated transactions off the market, through the third quarter of 2007 if our stock price is below certain levels.

     The purchase price for shares of KCI's stock repurchased under the program was reflected as a reduction to shareholders’ equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained deficit.  The share repurchases since the inception of this program are summarized in the table below (dollars in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Equity

Repurchase of common stock	3,569	$ 37,587	$ 73,877	$ 111,464
	____	_______	________	________

(7)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  For the three months ended March 31, 2007 and 2006, comprehensive income was $51.8 million and $51.4 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation loss of $1.8 million and a gain of $3.2 million for the three-month periods ended March 31, 2007 and 2006, respectively.

(8)     COMMITMENTS AND CONTINGENCIES

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the Versatile 1 system marketed by BlueSky.  On April 5, 2007, the Court denied all post-trial motions and entered a final judgment in the case, upholding the jury’s decision.   As of May 2, 2007, all parties to the case have appealed the Court’s final judgment.  As a result of the appeals, the Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  If the jury’s findings of patent validity or enforceability are reversed by the Court of Appeals or upon retrial, our share of the wound-care market for V.A.C. Therapy systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.   We derived $218.1 million in revenue, or 59.1% of total revenue, for the three months ended March 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the patents at issue.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As of March 31, 2007, our commitments for the purchase of new product inventory were $41.1 million, including approximately $12.1 million of disposable products from our main disposable supplier and $11.4 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(9)     SUBSEQUENT EVENT

      On April 16, 2007, we made a voluntary prepayment on our senior debt of approximately $25.0 million and wrote off $290,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior credit facility was $114.1 million and total debt outstanding was $182.3 million.

(10)     SEGMENT AND GEOGRAPHIC INFORMATION

     We are principally engaged in the rental and sale of advanced wound-care systems and therapeutic systems and surfaces throughout the United States and in 17 primary countries internationally.  Revenues are attributed to individual countries based on the location of the customer.

     We define our business segments based on geographic management responsibility.  We have two reportable segments: the United States and International, which includes operations for all international countries. We have two primary product lines: V.A.C. and Therapeutic Surfaces/Other.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2007	2006
Revenue:
USA:
V.A.C.	$ 218,078	$ 186,087
Therapeutic surfaces/other	49,475	46,563
	_______	_______
Subtotal - USA	267,553	232,650

International:
V.A.C.	70,485	56,867
Therapeutic surfaces/other	30,778	29,728
	_______	_______
Subtotal - International	101,263	86,595
	_______	_______
Total revenue	$ 368,816	$ 319,245
	_______	_______

Operating earnings:
USA	$ 105,854	$ 91,803
International	12,989	12,490

Other (1):
Executive	(5,886)	(5,914)
Finance	(11,628)	(9,878)
Manufacturing/Engineering	(3,813)	(2,354)
Administration	(14,351)	(11,202)
	_______	_______
Total other	(35,678)	(29,348)
	_______	_______
Total operating earnings	$ 83,165	$ 74,945
	_______	_______

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.

(11)     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $68.1 million of the notes remained outstanding as of March 31, 2007.

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

     The following tables present the condensed consolidating balance sheets of KCI as our parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2007 and December 31, 2006 and the related condensed consolidating statements of earnings for the three months ended March 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2007
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 88,439	$ 62,200	$ -	$ 150,639
Accounts receivable, net	-	223,014	102,325	(3,503)	321,836
Inventories, net	-	28,026	20,160	-	48,186
Deferred income taxes	-	35,802	1,193	-	36,995
Prepaid expenses and other	-	19,850	10,754	-	30,604
	_______	_________	_______	_________	_______
Total current assets	-	395,131	196,632	(3,503)	588,260

Net property, plant and equipment	-	149,851	69,395	(10,094)	209,152
Debt issuance costs, net	-	4,581	-	-	4,581
Deferred income taxes	-	-	8,063	-	8,063
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	20,846	6,585	(3,880)	23,551
Intercompany investments and advances	423,131	570,201	90,318	(1,083,650)	-
	_______	_________	_______	_________	_______
	$ 423,131	$ 1,180,389	$ 380,583	$ (1,101,127)	$ 882,976
	_______	_________	_______	_________	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 23,983	$ 11,355	$ -	$ 35,338
Accrued expenses and other	14	102,446	48,249	-	150,709
Current installments of long-term debt	-	1,446	-	-	1,446
Intercompany payables	-	-	87,273	(87,273)	-
Income taxes payable	-	13,842	1,968	-	15,810
	_______	_________	_______	_________	_______
Total current liabilities	14	141,717	148,845	(87,273)	203,303

Long-term debt, net of current installments	-	205,814	-	-	205,814
Non-current tax liabilities	-	29,088	-	-	29,088
Deferred income taxes	-	12,906	-	-	12,906
Other non-current liabilities	-	11,875	753	(3,880)	8,748
	_______	_________	_______	_________	_______
	14	401,400	149,598	(91,153)	459,859
Shareholders' equity	423,117	778,989	230,985	(1,009,974)	423,117
	_______	_________	_______	_________	_______
	$ 423,131	$ 1,180,389	$ 380,583	$ (1,101,127)	$ 882,976
	_______	_________	_______	_________	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2006
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 58,271	$ 48,875	$ -	$ 107,146
Accounts receivable, net	-	222,093	107,216	(1,736)	327,573
Inventories, net	-	26,268	17,221	-	43,489
Deferred income taxes	-	34,785	1,193	-	35,978
Prepaid expenses and other	-	9,118	8,484	-	17,602
	_______	_________	_______	_________	_______
Total current assets	-	350,535	182,989	(1,736)	531,788

Net property, plant and equipment	-	151,353	76,212	(10,094)	217,471
Debt issuance costs, net	-	4,848	-	-	4,848
Deferred income taxes	-	-	7,903	-	7,903
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	28,793	10,329	(8,059)	31,063
Intercompany investments and advances	356,227	579,639	83,856	(1,019,722)	-
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	_______	_________	_______	_________	_______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 26,418	$ 12,125	$ -	$ 38,543
Accrued expenses and other	14	132,568	57,219	-	189,801
Current installments of long-term debt	-	1,446	-	-	1,446
Intercompany payables	-	7,757	72,526	(80,283)	-
Income taxes payable	-	18,593	2,465	-	21,058
	_______	_________	_______	_________	_______
Total current liabilities	14	186,782	144,335	(80,283)	250,848

Long-term debt, net of current installments	-	206,175	-	-	206,175
Deferred income taxes	-	19,627	-	-	19,627
Other non-current liabilities	-	17,249	389	(8,059)	9,579
	_______	_________	_______	_________	_______
	14	429,833	144,724	(88,342)	486,229
Shareholders' equity	356,213	725,114	226,155	(951,269)	356,213
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	_______	_________	_______	_________	_______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended March 31, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 206,051	$ 59,633	$ -	$ 265,684
Sales and other	-	67,899	41,438	(6,205)	103,132
	_______	_______	_______	_______	_______
Total revenue	-	273,950	101,071	(6,205)	368,816

Rental expenses	-	101,882	62,058	-	163,940
Cost of sales	-	24,175	9,997	(481)	33,691
	_______	_______	_______	_______	_______
Gross profit	-	147,893	29,016	(5,724)	171,185

Selling, general and administrative
expenses	-	62,898	20,560	(5,245)	78,213
Research and development expenses	-	8,334	1,473	-	9,807
	_______	_______	_______	_______	_______
Operating earnings	-	76,661	6,983	(479)	83,165

Interest income and other	-	1,090	274	-	1,364
Interest expense	-	(4,066)	(25)	-	(4,091)
Foreign currency loss	-	(215)	(50)	-	(265)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	73,470	7,182	(479)	80,173

Income taxes	-	25,954	823	(160)	26,617
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	47,516	6,359	(319)	53,556
Equity in earnings of subsidiaries	53,556	6,359	-	(59,915)	-
	_______	_______	_______	_______	_______
Net earnings	$ 53,556	$ 53,875	$ 6,359	$ (60,234)	$ 53,556
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 177,674	$ 49,303	$ -	$ 226,977
Sales and other	-	59,310	41,022	(8,064)	92,268
	_______	_______	_______	_______	_______
Total revenue	-	236,984	90,325	(8,064)	319,245

Rental expenses	-	89,701	50,716	-	140,417
Cost of sales	-	22,674	10,010	(4,052)	28,632
	_______	_______	_______	_______	_______
Gross profit	-	124,609	29,599	(4,012)	150,196

Selling, general and administrative
expenses	-	58,883	12,179	(3,222)	67,840
Research and development expenses	-	6,128	1,283	-	7,411
	_______	_______	_______	_______	_______
Operating earnings	-	59,598	16,137	(790)	74,945

Interest income	-	806	176	-	982
Interest expense	-	(4,618)	(123)	-	(4,741)
Foreign currency gain	-	148	119	-	267
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	55,934	16,309	(790)	71,453

Income taxes	-	21,112	2,078	(254)	22,936
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	34,822	14,231	(536)	48,517
Equity in earnings of subsidiaries	48,517	14,231	-	(62,748)	-
	_______	_______	_______	_______	_______
Net earnings	$ 48,517	$ 49,053	$ 14,231	$ (63,284)	$ 48,517
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the three months ended March 31, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 53,556	$ 53,875	$ 6,359	$ (60,234)	$ 53,556
Adjustments to reconcile net earnings to net
cash provided (used) by operating activities	(54,859)	(4,648)	(3,963)	61,684	(1,786)
	_______	_______	_______	_______	_______
Net cash provided (used) by
operating activities	(1,303)	49,227	2,396	1,450	51,770
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(7,603)	(5,264)	-	(12,867)
Increase in inventory to be converted into
equipment for short-term rental	-	(5,200)	-	-	(5,200)
Dispositions of property, plant and
equipment	-	140	270	-	410
Decrease (increase) in other non-current assets	-	159	3,741	(4,179)	(279)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(12,504)	(1,253)	(4,179)	(17,936)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Proceeds from (repayments of) long-term
debt, capital lease and other obligations	-	(361)	37	-	(324)
Excess tax benefit from share-based
payment arrangements	7,076	-	-	-	7,076
Proceeds from exercise of stock options	3,634	-	-	-	3,634
Purchase of immature shares for minimum
tax withholdings	(1,317)	-	-	-	(1,317)
Proceeds (payments) on intercompany
investments and advances	(6,325)	(8,550)	13,675	1,200	-
Other	(1,765)	2,356	(2,120)	1,529	-
	_______	_______	_______	_______	_______
Net cash provided (used)
by financing activities	1,303	(6,555)	11,592	2,729	9,069
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	590	-	590
	_______	_______	_______	_______	_______
Net increase in cash and cash equivalents	-	30,168	13,325	-	43,493
Cash and cash equivalents,
beginning of period	-	58,271	48,875	-	107,146
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 88,439	$ 62,200	$ -	$ 150,639
	______	______	______	______	______

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

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound-care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound-care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our strategy is to maximize global penetration of our existing therapeutic V.A.C. and surfaces product lines, accelerate the development of new business opportunities through focused research and development activities, and expand our product portfolio through acquisition and licensing opportunities, further strengthening the long-term growth prospects for KCI and the return to our shareholders.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: the United States and International.  Operations in the United States accounted for approximately 73% of our total revenue for each of the three-month periods ended March 31, 2007 and March 31, 2006.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related disposables, which accounted for approximately 78% of total revenue for the three months ended March 31, 2007, up from 76% for the same period in 2006.  We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the three months ended March 31, 2007, we directly bill our customers, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting on a direct billing basis.

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

     We believe that the historical growth in our domestic V.A.C. Therapy revenue has been due in part to the availability of homecare reimbursement for our V.A.C. Therapy systems and disposables under the Medicare program, as administered by the Centers for Medicare and Medicaid Services, or CMS.  Beginning in 2005, CMS began assigning reimbursement codes for Negative Pressure Wound Therapy, or NPWT, to other devices being marketed to compete with V.A.C. Therapy systems.  As a result, an increasing number of products designed to compete with V.A.C. Therapy have been introduced in the marketplace.  Further, in April 2007, CMS released its final competitive bidding rule, which establishes Medicare competitive bidding procedures for certain durable medical equipment used in the home for ten designated metropolitan areas.  CMS has selected the category of NPWT, including related accessories and supplies, in the first phase of competitive bidding, pursuant to which new competitively-bid reimbursement amounts would be paid to winning bidders beginning April 2008.  Non-winning bidders generally would be unable to furnish Medicare covered NPWT in a competitively-bid metropolitan area.  The competitive bidding program could have a negative impact on our Medicare pricing and could result in increased price pressure from other third-party payers. The competitive bidding process could also limit customer access to KCI’s homecare products.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $13.8 million, or 1.7% of our total U.S. V.A.C. revenue, or 1% of KCI’s total revenue for the year ended December 31, 2006.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in April 2009.

     We believe that the key factors underlying V.A.C. Therapy growth over the past year have been:

     -  increasing V.A.C. Therapy awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician and

     -  strengthening our contractual relationships with third‑party payers.

     We continue to focus our marketing and selling efforts on increasing physician awareness and adoption of the benefits of V.A.C. Therapy.  These efforts are targeted at physician specialties that provide care to the majority of patients with wounds in our target categories.  Within these specialties, we focus on those clinicians who serve the largest number of wound care patients.  Our ongoing clinical experience and studies have increased the market acceptance of V.A.C. Therapy and expanded the range of wounds considered to be good candidates for V.A.C. Therapy.  We believe this growing base of data and clinical experience has driven the trend toward use of V.A.C. Therapy on a routine basis for appropriate wounds.  During the fourth quarter of 2006, we obtained FDA clearance for expanded indications for use of KCI’s V.A.C. Therapy systems, which permits us to market and label the unique mechanisms of action of V.A.C. Therapy.  The new FDA clearance further substantiates the unique mechanisms of action of V.A.C. Therapy while clearly differentiating V.A.C. Therapy from other offerings in wound care.  We will continue to seek additional indications for use as the body of clinical evidence supporting V.A.C. Therapy grows.

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

Recent Developments

     On April 16, 2007, we made a voluntary prepayment on our senior debt of approximately $25.0 million and wrote off $290,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior credit facility was $114.1 million and total debt outstanding was $182.3 million.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the first quarter of 2007 to the first quarter of 2006:

	Three months ended March 31,
	2007	2006	% Change (1)
Revenue:
Rental	72.0%	71.1%	17.1%
Sales	28.0	28.9	11.8
	____	____
Total revenue	100.0%	100.0%	15.5%

Rental expenses	44.5	44.0	16.8
Cost of sales	9.1	9.0	17.7
	____	____
Gross profit	46.4	47.0	14.0

Selling, general and administrative expenses	21.2	21.3	15.3
Research and development expenses	2.7	2.3	32.3
	____	____
Operating earnings	22.5	23.5	11.0

Interest income and other	0.4	0.3	38.9
Interest expense	(1.1)	(1.5)	(13.7)
Foreign currency gain (loss)	(0.1)	0.1	-
	____	____
Earnings before income taxes	21.7	22.4	12.2

Income taxes	7.2	7.2	16.0
	____	____
Net earnings	14.5%	15.2%	10.4%
	____	____

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: the United States and International (dollars in thousands):

	Three months ended March 31,
			%
	2007	2006	Change
Total Revenue:
V.A.C.
Rental	$ 198,859	$ 165,432	20.2%
Sales	89,704	77,522	15.7
	_______	_______
Total V.A.C.	288,563	242,954	18.8

Therapeutic surfaces/other
Rental	66,825	61,545	8.6
Sales	13,428	14,746	(8.9)
	_______	_______
Total therapeutic surfaces/other	80,253	76,291	5.2

Total rental revenue	265,684	226,977	17.1
Total sales revenue	103,132	92,268	11.8
	_______	_______
Total Revenue	$ 368,816	$ 319,245	15.5%
	_______	_______
USA Revenue:
V.A.C.
Rental	$ 163,363	$ 138,742	17.7%
Sales	54,715	47,345	15.6
	_______	_______
Total V.A.C.	218,078	186,087	17.2

Therapeutic surfaces/other
Rental	43,065	39,593	8.8
Sales	6,410	6,970	(8.0)
	_______	_______
Total therapeutic surfaces/other	49,475	46,563	6.3

Total USA rental	206,428	178,335	15.8
Total USA sales	61,125	54,315	12.5
	_______	_______
Total - USA Revenue	$ 267,553	$ 232,650	15.0%
	_______	_______
International Revenue:
V.A.C.
Rental	$ 35,496	$ 26,690	33.0%
Sales	34,989	30,177	15.9
	_______	_______
Total V.A.C.	70,485	56,867	23.9

Therapeutic surfaces/other
Rental	23,760	21,952	8.2
Sales	7,018	7,776	(9.7)
	_______	_______
Total therapeutic surfaces/other	30,778	29,728	3.5

Total International rental	59,256	48,642	21.8
Total International sales	42,007	37,953	10.7
	_______	_______
Total - International Revenue	$ 101,263	$ 86,595	16.9%
	_______	_______

     For additional discussion on segment and geographical information, see Note 10 to our condensed consolidated financial statements.

      Total Revenue.  Total revenue for the first quarter of 2007 was $368.8 million, an increase of $49.6 million, or 15.5%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables, partially offset by lower domestic realized pricing, resulting primarily from payer mix changes. Foreign currency exchange movements accounted for 1.9% of the increase in total revenue in the first quarter of 2007 compared to the prior-year period.

     Domestic Revenue.  Total domestic revenue was $267.6 million for the first quarter of 2007, representing an increase of $34.9 million, or 15.0%, as compared to the prior-year period due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.

     Total domestic V.A.C. revenue was $218.1 million for the first quarter of 2007, representing an increase of 17.2%, compared to the prior-year period due to continued market penetration, partly offset by lower realized pricing resulting primarily from payer mix changes.  Growth in average units on rent was reported across all care settings.  Domestic V.A.C. rental revenue of $163.4 million for the first quarter of 2007 increased $24.6 million, or 17.7%, due to a 20.6% increase in average units on rent compared to the prior-year period.  For the first quarter of 2007, higher domestic average units on rent were partially offset by lower realized pricing due primarily to payer mix changes.  Domestic V.A.C. sales revenue of $54.7 million in the first quarter of 2007 increased 15.6% from the prior-year period.  The increase was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. units on rent, partially offset by slightly less disposables sales revenue per rental unit, resulting from a reduction in the number of shipping days in the current quarter versus the prior-year period.

     Domestic therapeutic surfaces/other revenue was $49.5 million for the first quarter of 2007, representing an increase of 6.3%, as compared to the prior-year period due primarily to an increase in average units on rent, primarily in the acute care setting, partially offset by lower pricing, which resulted from changes in product mix and competitive pressures in certain markets.

     International Revenue.  Total international revenue was $101.3 million for the first quarter of 2007, representing an increase of 16.9%, as compared to the prior-year period.  This increase was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 7.0% of the increase in total international revenue in the first quarter of 2007 compared to the prior-year period.

     Total international V.A.C. revenue was $70.5 million for the first quarter of 2007, representing an increase of 23.9%, compared to the prior-year period, due to higher V.A.C. units on rent and favorable foreign currency exchange variances.  Foreign currency exchange rate movements accounted for 7.5% of the increase in international V.A.C. revenue in the first quarter of 2007 compared to the prior-year period.  International V.A.C. rental revenue for the first quarter of 2007 of $35.5 million increased $8.8 million, or 33.0%, due primarily to a 22.4% increase in average units on rent compared to the prior-year period.  Additionally, foreign currency exchange rate movements accounted for 7.9% of the increase in international V.A.C. rental revenue in the first quarter of 2007 compared to the prior-year period.  The average rental price for the first quarter of 2007 was comparable to the prior-year period. International V.A.C. sales revenue of $35.0 million in the first quarter of 2007 increased 15.9% from the prior-year period.  The increase was due primarily to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. units on rent, partially offset by a decrease in V.A.C. Therapy unit sales, which take place periodically in some markets.  Foreign currency exchange rate movements accounted for 7.1% of the increase in international V.A.C. sales revenue in the first quarter of 2007 compared to the prior-year period.

     International therapeutic surfaces/other revenue was $30.8 million for the first quarter of 2007, an increase of 3.5% over the prior-year period.  This increase was attributable to foreign currency exchange rate movements which favorably impacted international therapeutic surfaces/other revenue by 6.1% for the first quarter of 2007 compared to the prior-year period.  Additionally, average units on rent were higher during the 2007 quarter as compared to the prior-year period; however, this increase was more than offset by lower sales revenue, as compared to the prior-year period.

     Rental Expenses.  Rental expenses were $163.9 million in the first quarter of 2007, representing an increase of 16.8% over the prior-year period.  Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses, as a percentage of rental revenue, were 61.7% in the first quarter of 2007 compared to 61.9% in the prior-year period.

     Cost of Sales.  Cost of sales was $33.7 million in the first quarter of 2007, representing an increase of 17.7% over the prior-year period.  Cost of sales includes manufacturing costs, product costs and royalties associated with our "for sale" products.  Our sales margin in the first quarter of 2007 decreased to 67.3% compared to 69.0% in the prior-year period, due primarily to unfavorable manufacturing-related variances, as compared to the prior-year period.

     Gross Profit.  Gross profit was $171.2 million in the first quarter of 2007, representing an increase of 14.0% over the prior-year period.  Our gross profit margin for the first quarter of 2007 was 46.4%, down from 47.0% in the prior-year period due primarily to unfavorable manufacturing-related variances in the first quarter of 2007, as compared to the prior-year period and higher share-based compensation expense.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $78.2 million in the first quarter of 2007, representing an increase of 15.3% over the prior-year period due to a combination of higher share-based compensation expense and recruiting and relocation costs.  Selling, general and administrative expenses for the first quarter of 2007 represented 21.2% of total revenue compared to 21.3% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.

     Share-Based Compensation Expense.  KCI recognizes share-based compensation expense under the provisions of SFAS No. 123 Revised (“SFAS 123R”), "Share-Based Payment," which was adopted on January 1, 2006 and requires the measurement and recognition of compensation expense for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

     During the first three months of 2007 and 2006, we recorded share-based compensation expense under SFAS 123R that reduced net earnings by $4.3 million, or $0.06 per diluted share, and $2.0 million, or $0.03 per diluted share, respectively.  As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period. Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the first three months of 2007 and 2006 as follows (dollars in thousands):

	Three months ended March 31,
	2007	2006

Rental expenses	$ 1,582	$ 807
Cost of sales	206	99
Selling, general and administrative expenses	3,984	2,092
	_____	_____
Pre-tax share-based compensation expense	5,772	2,998
Less: Income tax benefit	(1,516)	(962)
	_____	_____

Total share-based compensation expense, net of tax	$ 4,256	$ 2,036
	_____	_____

     During the remainder of 2007, share-based compensation expense will increase as a result of our annual grant of equity awards in April 2007.  On April 2, 2007, KCI granted approximately 699,000 options to purchase shares of common stock under the 2004 Equity Plan.  Additionally, we issued approximately 169,000 shares of restricted stock and restricted stock units under this plan.

     Research and Development Expenses.  Research and development expenses in the first quarter of 2007 were $9.8 million, representing 2.7% of total revenue as compared to 2.3% in the prior-year period.  Research and development expenses relate to our investments in clinical studies and the development of new, advanced wound healing systems and dressings, new and synergistic technologies across the entire spectrum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, along with upgrading and expanding our surface technologies.

     Operating Earnings.  Operating earnings were $83.2 million for the first quarter of 2007 compared to $74.9 million in the prior-year period due primarily to increased revenue in the first quarter of 2007.  Our operating profit margin for the first quarter of 2007 was 22.5% as compared to 23.5% in the prior-year period.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.6% in the first quarter of 2007, compared to 0.9% in the prior-year period.  Our operating margin also declined by approximately 35 basis points due to an increase in our investment in research and development.

     Interest Expense.  Interest expense was $4.1 million in the first quarter of 2007 compared to $4.7 million in the prior-year period due primarily to a reduction in our outstanding debt balance from the prior-year period.

     Net Earnings.  Net earnings for the first quarter of 2007 were $53.6 million compared to $48.5 million in the prior-year period, an increase of 10.4%.  The effective income tax rate for the first quarter of 2007 was 33.2% compared to 32.1% for the prior-year period.  The lower income tax rate for the prior-year quarter resulted primarily from the favorable resolution of a tax contingency.  The effective income tax rate for the full year of 2006 was 33.1%.

     Net Earnings per Share.   Net earnings per diluted share for the first quarter of 2007 were $0.75, an increase of 13.6%, compared to net earnings per diluted share of $0.66 in the prior-year period.  This increase resulted from higher net earnings in the first quarter of 2007 and the favorable impact of our open-market repurchases of KCI common stock in the second half of 2006.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first three months of 2007 and 2006, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended March 31,
	2007	2006

Net cash provided by operating activities	$ 51,770	$ 20,615
Net cash used by investing activities	(17,936)	(17,093)
Net cash provided by financing activities	9,069	9,024
Effect of exchange rates changes on cash and cash equivalents	590	574
	______	______
Net increase in cash and cash equivalents	$ 43,493	$ 13,120
	______	______

     At March 31, 2007, cash and cash equivalents of $150.6 million were available for general corporate purposes.  At March 31, 2007, availability under the revolving portion of our senior credit facility was $88.0 million, net of $12.0 million in undrawn letters of credit.

Working Capital

     At March 31, 2007, we had current assets of $588.3 million, including $48.2 million in inventory, and current liabilities of $203.3 million resulting in a working capital surplus of $385.0 million compared to a surplus of $280.9 million at December 31, 2006.  The increase in our working capital surplus of $104.1 million was primarily due to increased cash from operations associated with revenue growth in 2007, partially offset by capital expenditures made during the first quarter of 2007.  The increase in working capital is also attributable to a reclassification of current tax liabilities totaling $29.1 million to long-term in the first quarter of 2007 resulting from our January 1, 2007 adoption of Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes,” which was issued by the Financial Accounting Standards Board.

     If rental and sales volumes for V.A.C. Therapy systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles. As of March 31, 2007, we had $321.8 million of receivables outstanding, net of realization reserves of $91.7 million.  Domestic receivables, net of realization reserves, were outstanding for an average of 73 days at March 31, 2007, a decline from 75 days at December 31, 2006.  International net receivable days were down from 90 days at December 31, 2006 to 87 days at March 31, 2007.

Capital Expenditures

     During the first three months of 2007 and 2006, we made capital expenditures of $12.9 million and $14.6 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of March 31, 2007, we had approximately $139.1 million and $68.1 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  As of March 31, 2007, scheduled principal payments under our senior credit facility were $1.1 million, $1.4 million and $1.4 million annually for 2007, 2008 and 2009, respectively.   Our outstanding senior subordinated notes will mature in 2013 and have scheduled interest payments in May and November of each year.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

     On April 16, 2007, we made a voluntary prepayment on our senior debt of approximately $25.0 million and wrote off $290,000 of capitalized debt issuance costs.  As of that date, the remaining outstanding balance on our senior credit facility was $114.1 million and total debt outstanding was $182.3 million.

Senior Credit Facility

     Our senior credit facility consists of a seven-year term loan facility and a $100.0 million, six-year revolving credit facility.  The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder, as of March 31, 2007 (dollars in thousands):

Amount Available
	Maturity	Effective	Amounts	For Additional
Senior Credit Facility	Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,019 (1)
Term loan facility	August 2010	6.91% (2)	139,133	-
			_______	______
Total			$ 139,133	$ 88,019
			_______	______

(1) At March 31, 2007, amounts available under the revolving portion of our credit facility reflected a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2007 was 6.85%.

Senior Subordinated Notes

     In 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes.  As of March 31, 2007, $68.1 million principal amount of the notes remained outstanding.  We may purchase additional amounts of our senior subordinated notes in the open market and/or in privately negotiated transactions from time to time, subject to limitations in our senior credit facility.

Interest Rate Protection

     As of March 31, 2007, the fair value of our swap agreement was negative and recorded as a liability of $22,000.  If our interest rate protection agreements were not in place, interest expense would have been approximately $29,000 lower for the three months ended March 31, 2007, while $654,000 higher for the three months ended March 31, 2006.  Our swap agreement will mature on June 29, 2007.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of March 31, 2007, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations

2007	$ 1,084
2008	1,446
2009	1,446
2010	135,157
2011	-
Thereafter	68,127

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

     We recognize rental revenue based on the number of days a product is used by the patient/organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, evaluation/free trial days, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at March 31, 2007 would impact pre-tax earnings by an estimated $4.6 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates."

New Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.   This issue provides that a company may adopt a policy of presenting taxes either on a gross basis within revenue or on a net basis.   If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.   EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have a material impact on our condensed consolidated financial statements.   We present sales tax on a net basis in our condensed consolidated financial statements.

    In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.

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

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value of Financial Assets and Financial Liabilities," which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

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

      At March 31, 2007, we had one interest rate swap agreement pursuant to which we have fixed the rate on $45.0 million notional amount of our outstanding variable rate debt at 5.55% until maturity on June 29, 2007.  We do not use financial instruments for speculative or trading purposes.

     The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of March 31, 2007.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

Expected Maturity Date As of March 31, 2007
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ —	$ —	$ —	$ —	$ 68,127	$ 68,127	$ 70,341
Average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$ 1,084	$ 1,446	$ 1,446	$ 135,157	$ —	$139,133	$ 139,133
Weighted average interest rate (1)	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%

Interest rate swap (2)
Variable to fixed-notional amount	$ 45,000	$ —	$ —	$ —	$ —	$ 45,000	$ 22
Average pay rate	5.550%	—	—	—	—	5.550%
Average receive rate	5.350%	—	—	—	—	5.350%

          (1)     The weighted average interest rates for future periods are based on the current period nominal interest rates.
          (2)     Interest rate swap is included in the variable rate debt under long-term debt.  The fair value of our interest rate swap agreement was negative and was recorded as a liability at March 31, 2007.

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

     At March 31, 2007, we had outstanding forward currency exchange contracts to sell approximately $27.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $13.0 million for the three months ended March 31, 2007.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2007 would change our net earnings for the three months ended March 31, 2007 by approximately $800,000.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

     Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas, San Antonio Division alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the Versatile 1 system marketed by BlueSky.  On April 5, 2007, the Court denied all post-trial motions and entered a final judgment in the case, upholding the jury’s decision.   As of May 2, 2007, all parties to the case have appealed the Court’s final judgment.  As a result of the appeals, the Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  If the jury’s findings of patent validity or enforceability are reversed by the Court of Appeals or upon retrial, our share of the wound-care market for V.A.C. Therapy systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.   We derived $218.1 million in revenue, or 59.1% of total revenue, for the three months ended March 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the patents at issue.

     We are a party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

     Historically, our V.A.C. Therapy systems have competed primarily with traditional wound-care dressings, other advanced wound-care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. Therapy systems, a number of companies have announced or introduced products similar to or designed to mimic our V.A.C. Therapy systems, and others may do so in the future.  If competitors are able to successfully develop technologies that do not infringe our intellectual property rights and obtain FDA clearance and reimbursement, KCI could face increasing competition in the advanced wound-care business.  Over time, as our patents in the V.A.C. field begin to expire, we expect increased competition with products adopting the basic V.A.C. technologies.

     In addition to direct competition from companies in the advanced wound-care market, health care organizations may from time to time attempt to assemble drainage and/or negative pressure devices from standard hospital supplies.  While we believe that many possible device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unable to enforce our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

     We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, some of our V.A.C. Therapy and surfaces contracts with larger hospital group purchasing organizations, or GPOs, are sole-source or dual-source agreements.  GPOs have come under pressure to modify their membership requirements and contracting practices, including conversion of sole-source and dual-source agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.  As our sole-source and dual-source agreements reach the end of their current terms, it is likely that renewals will result in dual or multi-source agreements with GPOs in the advanced wound-care and therapeutic surfaces categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.  Our therapeutic surfaces business primarily competes with the Hill-Rom Company, Gaymar Industries, and Sizewise Rentals and in Europe with Huntleigh Healthcare and Pegasus Limited.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.  If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

     Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  Our patents may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents.  When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor.  If we are unable to enforce our intellectual property rights, our competitive position would be harmed.

     We have agreements with third parties pursuant to which we license patented or proprietary technologies, including our exclusive license of the V.A.C. patents from Wake Forest.   These agreements commonly include royalty-bearing licenses. If we lose the right to license technologies essential to our business, or our costs to license these technologies materially increase, our business would suffer.

     On August 3, 2006, a U.S. District Court jury found that the Wake Forest patents involved in our litigation against BlueSky Medical Group, Inc. and Medela AG, and on which our V.A.C. Therapy systems rely, were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the products marketed by BlueSky.  On April 5, 2007, the Court entered a final judgment in the case, upholding the jury's decision.   As of May 2, 2007, all parties to the case have appealed the Court’s final judgment.  As a result of the appeals, the Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  If the jury’s findings of patent validity or enforceability are reversed by the Court of Appeals or upon retrial, our share of the wound-care market for V.A.C. Therapy systems could be significantly reduced due to increased competition, and reimbursement of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.   We derived $218.1 million in revenue, or 59.1% of total revenue, for the three months ended March 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue, for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the patents at issue.

We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.

     From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound-care or therapeutic surfaces for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of any such intellectual property infringement claims, we could be required to:

     -  pay material damages for third-party infringement claims;
     -  discontinue manufacturing, using or selling the infringing products, technology or processes;
     -  develop non-infringing technology or modify infringing technology so that it is non-infringing, which could be time consuming and costly or may not be possible; or
     -  license technology from the third-party claiming infringement for which the license may not be available on commercially reasonable terms or at all.

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

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. Therapy and therapeutic surfaces products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection in both the V.A.C. Therapy and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines.   If we are unable to continue developing proprietary product enhancements to V.A.C. Therapy systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business.   Also, any failure to obtain regulatory clearances for such new products or enhancements could limit our ability to market new generations of products.   Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

Changes in reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.

     The demand for our products is highly dependent on the regulations, policies and rules of third-party payers, including the Medicare and Medicaid programs, as well as private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment regulations, policies or rules of these third-party payers are revised in any material way in light of increased efforts to control health care spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of furnishing or renting our products could increase.

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

     From time to time, we have been engaged in dialogue with the medical directors of these various contractors in order to clarify the local coverage policy for Negative Pressure Wound Therapy, or NPWT, which has been adopted in each of the DMAC regions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all the open issues. In the event that our interpretation of the NPWT coverage policy in effect at any given time does not prevail, we could be subjected to recoupment or refund of all or a portion of any amounts in question as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our V.A.C. Medicare revenue. Although difficult to predict, we believe the reimbursement issues that continue to be discussed with the contractors and their medical directors relate to approximately 1% of our total revenue for the three months ended March 31, 2007.

     In addition, the current NPWT coverage policy instructs the DMACs to initially deny payment for any Medicare V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis. We currently have approximately $18.4 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

Medicare approval of, and assignment of billing codes to, products that compete with our V.A.C. products could reduce the reimbursement we receive for and adversely affect the demand for our products.

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.   In 2005, CMS began assigning reimbursement codes for NPWT to other devices being marketed to compete with V.A.C. Therapy systems. As a result, an increasing number of products designed to compete with V.A.C. Therapy have been introduced in the marketplace. Also, in part due to this new competition, CMS may reduce reimbursement rates on NPWT or its various components and we are receiving increased inquiries from other third-party payers regarding reimbursement levels, all of which may reduce revenue. Either increased competition or reduced reimbursement could materially and adversely affect our business and operating results.

     In April 2007, CMS released its final competitive bidding, rule which establishes Medicare competitive bidding procedures for certain durable medical equipment used in the home for ten designated metropolitan areas.  CMS has selected the category of NPWT, including related accessories and supplies, in the first phase of competitive bidding, pursuant to which new competitively-bid reimbursement amounts would be paid to winning bidders in April 2008.  Non-winning bidders generally would be unable to furnish Medicare covered NPWT in a competitively-bid metropolitan area.  The competitive bidding program could have a negative impact on our Medicare pricing and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $13.8 million, or 1.7% of our total U.S. V.A.C. revenue, or 1% of KCI’s total revenue for the year ended December 31, 2006.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in April 2009.

Reimbursement changes applicable to facilities that purchase our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

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

     Due to the increased scrutiny and publicity of rising health care costs, we may be subject to future assessments or studies by CMS, FDA, or other agencies, which could lead to other changes in reimbursement policies that adversely affect our business. In this regard, we were informed in November 2004 that CMS intended to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. Therapy system and a variety of other medical devices to determine whether they should be included in a competitive bidding process. The results of this assessment have apparently been used by CMS as part of selecting NPWT as a category of products subject to competitive bidding, and also could potentially be used by other payers as a basis to reduce pricing or reimbursement for the V.A.C., which would have an adverse impact on our financial condition and results of operations.

     The Office of the Inspector General of the Department of Health & Human Services, or OIG, initiated a study on NPWT in 2006.  As part of the 2006 study, the OIG requested copies of our billing records for Medicare V.A.C. placements.  KCI submitted all copies as requested and plans to cooperate fully with any and all future requests associated with these evaluations.  In the event we are unable to satisfy the OIG in connection with this study, our prior billings could be subject to claims audits, which could result in further audits and/or demands by third-party payers for refunds or recoupments of amounts previously paid to us.   The results of this study could also factor into future federal reimbursement for our products, including determinations of the inherent reasonableness of our V.A.C. pricing and to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other Medicare and third-party payer determinations on coverage or reimbursement.

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

     There are numerous rules and requirements governing the submission of claims for payment to federal and state health care programs.  In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities.  If we fail to adhere to these requirements, the government could allege we are not entitled to payment for certain claims, and may seek to recoup past payments made.  Governmental authorities could also take the position that claims we have submitted for payment violate the federal False Claims Act.  The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the federal False Claims Act or similar state provisions could result in a significant loss of reimbursement and/or the payment of significant fines and may have a material adverse effect on our operating results.  Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations could be significant.

We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other health care professionals.

     The U.S. federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to health care professionals who use and prescribe their products.  Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute, which prohibits the offer, payment solicitation or receipt of remuneration of any kind if even one purpose of such remuneration is to induce the recipient to use, order, refer, or recommend or arrange for the use order or referral of any items or services for which payment may be made in whole or in part under a federal or state health care program.  A number of states have passed similar laws, some of which apply even more broadly than the federal statute because they are not limited to federal or state reimbursed items or services and apply to items and services that may be reimbursed by any payer.

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

We could be subject to increased scrutiny in states where we furnish items and services to Medicaid beneficiaries that may result in refunds or penalties.

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

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. Therapy across targeted wound types.  A successful clinical trial program is necessary to maintain and increase sales of V.A.C. Therapy products, in addition to supporting and maintaining third-party reimbursement of these products in the United States and abroad, particularly in Europe and Canada.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. Therapy, physicians may elect not to use V.A.C. Therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial outcome, V.A.C. Therapy may not achieve "standard-of-care" designations for the wound types in question, which could deter the adoption of V.A.C. Therapy in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. Therapy, limit the manner in which they cover V.A.C. Therapy, or reduce the price they are willing to pay or reimburse for V.A.C. Therapy.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. Therapy systems and disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 78% of our total revenue for the three months ended March 31, 2007, of which sales of V.A.C. disposables represented approximately 23%.  Accordingly, a disruption in the supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

     We have a long-term evergreen supply agreement with Avail through October 2009, which automatically extends for additional twelve-month periods in October of each year, unless either party gives notice to the contrary.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreements and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

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

Our international business operations are subject to risks that could adversely affect our operating results.

     Our operations outside the United States, which represented approximately $101.3 million, or 27.5%, of our total revenue for the three months ended March 31, 2007 and $377.9 million, or 27.6%, of KCI’s total revenue for the year ended December 31, 2006, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

     -  less stringent protection of intellectual property in some countries outside the U.S.;
     -  trade protection measures and import and export licensing requirements;
     -  changes in foreign regulatory requirements and tax laws;
     -  violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial bribery and anti-
        corruption laws in the foreign jurisdictions in which we do business;
     -  changes in foreign medical reimbursement programs and policies, and other health care reforms;
     -  political and economic instability;
     -  complex tax and cash management issues;
     -  potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
     -  longer-term receivables than are typical in the U.S., and greater difficulty of collecting receivables in foreign jurisdictions.

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

     Substantially all of our products are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs on our operations. If we fail to comply with applicable regulations, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. Recently, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. Regulatory authorities in Europe and Canada have also recently adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010. Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

If our future operating results do not meet our expectations or those of our investors or the equity research analysts covering us, the trading price of our common stock could fall dramatically.

     We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

     -  the level of acceptance of our V.A.C. Therapy systems by customers and physicians;
     -  the type of indications that are appropriate for V.A.C. Therapy and the percentages of wounds that are         considered good candidates for V.A.C. Therapy;
     -  third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
     -  clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
     -  developments or any adverse determination in litigation; and
     -  new or enhanced competition in our primary markets.

     We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of our investors or the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, domestic V.A.C. unit growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns. The adverse effects on our business arising from seasonality may become more pronounced in future periods as the market for V.A.C. Therapy systems matures and V.A.C. Therapy growth rates decrease.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (in thousands, except per share amounts)

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares That
	Total Number of	Average Price	Publicly Announced	May Yet be Purchased
Period	Shares Purchased	Paid per Share	Programs (1)	Under the Programs (1)

January 1, 2007 to
January 31, 2007	-	$ -	-	$ 90,234
	____	_____	____	______

February 1, 2007 to
February 28, 2007	35 (2)	$ 49.10	35	$ 88,536
	____	_____	____	______

March 1, 2007 to
March 31, 2007	-	$ -	-	$ 88,536
	____	_____	____	______

(1) In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007. During the three months ended March 31, 2007, KCI repurchased shares for minimum tax withholdings and exercise price of employee stock option exercises. No open-market repurchases were made under this program during the first quarter of 2007. As of March 31, 2007, the remaining authorized amount for share repurchases under this program was $88.5 million.
(2) During the first quarter of 2007, KCI purchased and retired approximately 34,600 shares in connection with the net share
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
dated May 8, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                  KINETIC CONCEPTS, INC.
                                                                                                  (REGISTRANT)

Date:      May 8, 2007                                                          By:      /s/  CATHERINE M. BURZIK
                                                                                                     Catherine M. Burzik
                                                                                                    President and Chief Executive Officer
                                                                                                    (Duly Authorized Officer)

Date:      May 8, 2007                                                          By:      /s/  MARTIN J. LANDON
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
dated May 8, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.