Form 10-Q
period 2007-06-30
KINETIC CONCEPTS INC /TX/
filed 2007-07-27
CIK 831967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
                                                Common Stock: 71,547,336 shares as of July 23, 2007

KINETIC CONCEPTS, INC.

TRADEMARKS

      The following terms are our trademarks and may be used in this report:  ActiV.A.C.®, AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BioDyne®, DeltaTherm™, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, FirstStep® All In One™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir®, FluidAir Elite®, GranuFoam®, InterCell®, InfoV.A.C.®, KCI®, KCI The Clinical Advantage®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 400, ParaDyne®, PediDyne®, PlexiPulse®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, Seal Check®, SensaT.R.A.C.™, T.R.A.C.®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver®, V.A.C. Instill®, V.A.C.® WhiteFoam, and V.A.C. ® WRN™.  All other trademarks appearing in this report are the property of their holders.

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

-      expectations of the size of our markets and future demand for V.A.C. Therapy systems and disposables;

-      expectations for third-party and governmental audits, claims, product approvals and reimbursement;

-      the plans, strategies and objectives of management for future operations;

-      expectation of market size and market acceptance or penetration of the products and services we offer;

-      the effects of our patent litigation on our business;

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	June 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$ 180,038	$ 107,146
Short-term investments	12,000	-
Accounts receivable, net	345,497	327,573
Inventories, net	50,873	43,489
Deferred income taxes	37,740	35,978
Prepaid expenses and other	35,697	17,602
	_______	_______
Total current assets	661,845	531,788

Net property, plant and equipment	213,064	217,471
Debt issuance costs, less accumulated amortization of
$16,201 at 2007 and $15,406 at 2006	4,054	4,848
Deferred income taxes	8,825	7,903
Goodwill	49,369	49,369
Other non-current assets, less accumulated amortization of
$10,054 at 2007 and $9,757 at 2006	23,526	31,063
	_______	_______
	$ 960,683	$ 842,442
	_____	_____

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ 34,152	$ 38,543
Accrued expenses and other	193,239	189,801
Current installments of long-term debt	1,189	1,446
Income taxes payable	1,007	21,058
	_______	_______
Total current liabilities	229,587	250,848

Long-term debt, net of current installments	181,071	206,175
Non-current tax liabilities	30,341	-
Deferred income taxes	10,062	19,627
Other non-current liabilities	8,342	9,579
	_______	_______
	459,403	486,229

Shareholders' equity:
Common stock; authorized 225,000 at 2007 and 2006,
issued and outstanding 71,525 at 2007 and 70,461 at 2006	72	70
Preferred stock; authorized 50,000 at 2007 and 2006; issued and
outstanding 0 at 2007 and 2006	-	-
Additional paid-in capital	605,560	575,539
Retained deficit	(132,697)	(244,325)
Accumulated other comprehensive income	28,345	24,929
	_______	_______
Shareholders' equity	501,280	356,213
	_______	_______
	$ 960,683	$ 842,442
	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Rental	$ 283,345	$ 236,789	$ 549,029	$ 463,766
Sales	113,307	93,254	216,439	185,522
	_______	_______	_______	_______
Total revenue	396,652	330,043	765,468	649,288

Rental expenses	171,365	149,101	335,305	289,518
Cost of sales	35,156	28,336	68,847	56,968
	_______	_______	_______	_______
Gross profit	190,131	152,606	361,316	302,802

Selling, general and administrative expenses	88,621	72,785	166,834	140,625
Research and development expenses	11,397	8,471	21,204	15,882
	_______	_______	_______	_______
Operating earnings	90,113	71,350	173,278	146,295

Interest income and other	1,516	1,145	2,880	2,127
Interest expense	(4,131)	(5,233)	(8,222)	(9,974)
Foreign currency loss	(187)	(645)	(452)	(378)
	_______	_______	_______	_______
Earnings before income taxes	87,311	66,617	167,484	138,070

Income taxes	29,239	19,986	55,856	42,922
	_______	_______	_______	_______
Net earnings	$ 58,072	$ 46,631	$ 111,628	$ 95,148
	_____	_____	_____	_____
Net earnings per share:
Basic	$ 0.82	$ 0.65	$ 1.58	$ 1.34
	_____	_____	_____	_____
Diluted	$ 0.81	$ 0.63	$ 1.57	$ 1.30
	_____	_____	_____	_____
Weighted average shares outstanding:
Basic	70,802	71,385	70,576	71,028
	_____	_____	_____	_____
Diluted	71,427	73,586	71,257	73,431
	_____	_____	_____	_____

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$ 111,628	$ 95,148
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	41,839	38,017
Provision for bad debt	3,107	5,865
Amortization of deferred gain on sale of headquarters facility	(535)	(535)
Write-off of deferred debt issuance costs	292	734
Share-based compensation expense	11,278	7,403
Excess tax benefit from share-based payment arrangements	(9,666)	(18,744)
Change in assets and liabilities:
Increase in accounts receivable, net	(17,975)	(19,812)
Increase in inventories, net	(6,873)	(10,382)
Increase in prepaid expenses and other	(10,066)	(7,992)
Decrease in accounts payable	(4,035)	(1,587)
Increase (decrease) in accrued expenses and other	3,223	(15,337)
Increase in tax liabilities, net	20,586	36,958
Decrease in deferred income taxes, net	(12,268)	(6,860)
	_______	_______
Net cash provided by operating activities	130,535	102,876
	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	(28,042)	(33,709)
Increase in inventory to be converted into equipment
for short-term rental	(13,400)	(4,200)
Dispositions of property, plant and equipment	773	918
Purchase of investments	(31,000)	-
Maturities of investments	19,000	-
Increase in other non-current assets	(400)	(2,032)
	_______	_______
Net cash used by investing activities	(53,069)	(39,023)
	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(25,364)	(50,933)
Excess tax benefit from share-based payment arrangements	9,666	18,744
Proceeds from exercise of stock options	8,699	7,442
Purchase of immature shares for minimum tax withholdings	(1,872)	(11,307)
Proceeds from purchase of stock in ESPP and other	2,142	2,231
	_______	_______
Net cash used by financing activities	(6,729)	(33,823)
	_______	_______
Effect of exchange rate changes on cash and cash equivalents	2,155	3,590
	_______	_______
Net increase in cash and cash equivalents	72,892	33,620

Cash and cash equivalents, beginning of period	107,146	123,383
	_______	_______
Cash and cash equivalents, end of period	$ 180,038	$ 157,003
	______	______
Cash paid during the six months for:
Interest, net of cash received from interest rate swap agreements	$ 7,417	$ 8,452
Income taxes, net of refunds	$ 46,694	$ 13,496

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)     Short-term Investments

      Short-term investments consist of auction rate securities, which represent funds available for current operations. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are classified as short-term investments due to the liquidity provided through the Dutch auction process each 7 to 35 days.

(c)     Income Taxes

     We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  During the second quarter of 2007, our effective rate is lower than our statutory rate due to the impact of the domestic production deduction, research and development credit and earnings in lower-tax foreign jurisdictions.  In addition, the effective income tax rate for the second quarter of 2006 reflects the favorable resolution of tax contingencies during the quarter, which resulted in a lower effective income tax rate for that period, compared to the second quarter of 2007.  See Note 3: Income Taxes.

(d)     Recently Adopted Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.   This issue provides that a company may adopt a policy of presenting taxes either on a gross basis within revenue or on a net basis.   If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.   EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our condensed consolidated financial statements.   We present sales tax on a net basis in our condensed consolidated financial statements.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.   We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.  See Note 3: Income Taxes.

     In May 2007, the FASB issued FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”   FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have an impact on our results of operations or our financial position.

(e)     Recently Issued Accounting Pronouncements

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

     In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”   The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.   Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.   Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

(f)     Other Significant Accounting Policies

      For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable

     Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$ 107,985	$ 102,212
Medicare / Medicaid	67,981	65,727
Managed care, insurance and other	149,018	136,506
	_______	_______
USA - Trade accounts receivable	324,984	304,445

International	110,170	104,804
	_______	_______
Total trade accounts receivable	435,154	409,249

Less: Allowance for revenue adjustments	(90,106)	(81,160)
	_______	_______
Gross trade accounts receivable	345,048	328,089

Less: Allowance for bad debt	(5,727)	(7,328)
	_______	_______
Net trade accounts receivable	339,321	320,761

Employee and other receivables	6,176	6,812
	_______	_______
	$ 345,497	$ 327,573
	_____	_____

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

(b)     Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Finished goods	$ 30,452	$ 22,975
Work in process	2,186	2,104
Raw materials, supplies and parts	45,848	32,299
	______	______
	78,486	57,378

Less: Amounts expected to be converted
into equipment for short-term rental	(24,200)	(10,800)
Reserve for excess and obsolete inventory	(3,413)	(3,089)
	______	______
	$ 50,873	$ 43,489
	____	____

(3)     INCOME TAXES

     On January 1, 2007, KCI adopted the provisions of FIN 48.   We recognized no change in the amount of our reported liability for unrecognized income tax benefits as a result of the implementation of FIN 48.   As of January 1, 2007, we had $28.7 million of unrecognized tax benefits that were reclassified as long-term liabilities, of which $24.4 million would favorably impact our effective tax rate, if recognized.   At June 30, 2007, unrecognized tax benefits totaled $30.3 million.

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

      KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, a portion of our unrecognized tax benefit could be reduced within the next twelve months.

(4)     EARNINGS PER SHARE

     Net earnings per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$ 58,072	$ 46,631	$ 111,628	$ 95,148
	_____	_____	______	_____
Weighted average shares outstanding:
Basic	70,802	71,385	70,576	71,028
Dilutive potential common shares from stock options
and restricted stock (1)	625	2,201	681	2,403
	______	______	______	______
Diluted	71,427	73,586	71,257	73,431
	_____	_____	______	_____

Basic net earnings per share	$ 0.82	$ 0.65	$ 1.58	$ 1.34
	_____	_____	______	_____

Diluted net earnings per share	$ 0.81	$ 0.63	$ 1.57	$ 1.30
	_____	_____	______	_____

(1)  Potentially dilutive stock options and restricted stock totaling 2,075 shares and 2,409 shares for the three months ended June 30, 2007 and 2006, respectively, and 2,185 shares and 2,451 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(5)     STOCK OPTION PLANS

     KCI recognizes share-based compensation expense under the provisions of SFAS No. 123 Revised (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

     During the second quarter of 2007 and 2006, we recorded share-based compensation expense that reduced net earnings by $4.0 million, or $0.06 per diluted share, and $3.1 million, or $0.04 per diluted share, respectively.  In the first six months of 2007 and 2006, we recorded shared-based compensation expense that reduced net earnings by $8.2 million, or $0.12 per diluted share, and $5.3 million, or $0.07 per diluted share, respectively.  As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year periods.   During the second quarter and first six-months of 2007, pre-tax share-based compensation expense increased by 25.0% and 52.3%, respectively, compared to the corresponding periods of the prior year.  Share-based compensation expense was favorably impacted in the second quarter of 2007 by an increase in our anticipated forfeiture rate and an adjustment to record actual forfeitures, which exceeded previous estimates.  These favorable variances were offset by the impact of our annual grant of equity awards on April 2, 2007.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three and six-months ended June 30, 2007 and 2006, respectively, as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental expenses	$ 1,248	$ 1,151	$ 2,830	$ 1,958
Cost of sales	167	137	373	236
Selling, general and administrative expenses	4,091	3,117	8,075	5,209
	______	______	______	______
Pre-tax share-based compensation expense	5,506	4,405	11,278	7,403
Less: Income tax benefit	(1,532)	(1,270)	(3,048)	(2,080)
	______	______	______	______
Total share-based compensation expense, net of tax	$ 3,974	$ 3,135	$ 8,230	$ 5,323
	_____	_____	_____	_____

     During the first six months of 2007 and 2006, KCI granted approximately 810,000 and 851,000 options, respectively, to purchase shares of common stock under the equity plans.  The weighted-average estimated fair value of stock options granted during the six-month periods ended June 30, 2007 and 2006 was $23.68 and $18.72 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	Six months ended
	June 30,
	2007	2006

Expected stock volatility	39.7%	37.9%
Expected dividend yield	-	-
Risk-free interest rate	4.6%	4.8%
Expected life (years)	6.2	6.2

     The expected stock volatility is based on historical volatilities of KCI and similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin 107, “Share-Based Payment,” rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

     A summary of our stock option activity, and related information, for the six months ended June 30, 2007 is set forth in the table below:

	2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – beginning of year	4,207	$ 32.51
Granted	810	$ 51.02
Exercised	(882)	$ 10.29
Forfeited/Expired	(223)	$ 48.05
	____
Options outstanding – June 30, 2007	3,912	$ 40.47	7.55	$ 48,416
	____

Exercisable as of June 30, 2007	1,244	$ 36.63	5.62	$ 20,898
	____

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first six months of 2007, the total intrinsic value of stock options exercised was $33.2 million.  Cash received from stock options exercised during the first six months of 2007 and 2006 was $8.7 million and $7.4 million, respectively.

     As of June 30, 2007, there was $49.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

     During the first six months of 2007 and 2006, we issued approximately 211,000 and 233,000 shares of restricted stock and restricted stock units under the equity plans at a weighted average estimated fair value of $50.85 and $41.06, respectively.  The following table summarizes restricted stock activity for the six months ended June 30, 2007:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2007	532	$ 43.10
Granted	211	$ 50.85
Vested and Distributed	(34)	$ 52.89
Forfeited	(52)	$ 46.16
	___
Unvested Shares – June 30, 2007	657	$ 44.84
	___

     As of June 30, 2007, there was $23.8 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(6)     SHARE REPURCHASE PROGRAM

     In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007.  A significant portion of the shares were repurchased in accordance with a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act during the second half of 2006.  During the first six months of 2007, we repurchased and retired approximately 45,600 shares of KCI common stock at an average price of $49.47 per share for an aggregate purchase price of $2.3 million.  The stock repurchased in 2007 resulted from the purchase and retirement of shares in connection with the net share settlement exercise of employee stock options for the minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock. No common stock repurchases were made in open-market transactions during the first six months of 2007.  As of June 30, 2007, the remaining authorized amount for share repurchases under this program was $88.0 million.  KCI is authorized to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions, or in negotiated transactions off the market, through the third quarter of 2007 if our stock price is below certain levels.

     The purchase price for shares of KCI's stock repurchased under the program was reflected as a reduction to shareholders’ equity.  In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained deficit.  The share repurchases since the inception of this program are summarized in the table below (dollars in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Equity

Repurchase of common stock	3,580	$ 38,144	$ 73,877	$ 112,021
	____	_______	_______	________

(7)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income and its components.  Comprehensive income for the quarter ended June 30, 2007 and 2006 was $63.3 million and $57.0 million, respectively, and for the six months ended June 30, 2007 and 2006 was $115.0 million and $108.4 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment gain of $5.2 million and $3.4 million for the three-month and six-month periods ended June 30, 2007, respectively.  For the three-month and six-month periods ended June 30, 2006, the foreign currency translation adjustment gain was $10.8 million and $14.1 million, respectively.

(8)     COMMITMENTS AND CONTINGENCIES

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky that compete with our V.A.C. Therapy products.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the Versatile 1 system marketed by BlueSky.  The case is on appeal before the Federal Circuit Court of Appeals.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  On May 15, 2007, we filed two related patent infringement suits; one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a newly-issued Wake Forest continuation patent relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

     Although it is not possible to reliably predict the outcome of each of these cases, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $454.3 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.3% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $92.2 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.0% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

     As a health care supplier, we are subject to extensive government regulation, including laws and regulations directed at ascertaining the appropriateness of reimbursement, preventing fraud and abuse and otherwise regulating reimbursement under various government programs.  The marketing, billing, documenting and other practices are all subject to government scrutiny.  To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by KCI for payment of services rendered to customers.

     From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information. The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on Negative Pressure Wound Therapy, or NPWT, in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to the Centers for Medicare and Medicaid Services, or CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report could result in further audits and/or demands by CMS, the Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and other third-party payers for refunds or recoupments of amounts previously paid to us.

     In June 2007, the DMAC for Region D notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  While CMS requires us to obtain a comprehensive certificate of medical necessity prior to providing products and services, we are not required and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a DMAC request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, CMS may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit which could have a material adverse effect on our business and operating results.  We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  We currently have a pre-payment review in the DMAC for Region C.  If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended or permanent pre-payment review, which could slow our collections process for these claims.  Under standard CMS procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  At this time, it is not possible for KCI to determine whether CMS will deny any significant number of claims in the existing pre-payment audits, or whether CMS will make any recoupment demands based on the data requested in the existing post-payment audit.  Also, it is not possible for KCI to estimate the magnitude of such demands, if any.

     Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     As of June 30, 2007, our commitments for the purchase of new product inventory were $37.3 million, including approximately $13.0 million of disposable products from our main disposable supplier and $10.5 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(9)     SUBSEQUENT EVENT

      KCI intends to refinance its existing senior secured credit facility, which originally consisted of a $480.0 million term loan facility due 2010 and a $100.0 million revolving credit facility due 2009. We have received lender commitments for a new five-year $500.0 million senior secured revolving credit facility. Upon closing, KCI intends to repay the outstanding balance of our existing senior credit facility of $114.1 million with a borrowing under the new revolving credit facility.  The closing of the new credit facility is expected to occur on or about July 31, 2007, subject to a number of conditions. There can be no assurance that these conditions will be satisfied.  We also intend to give notice for the redemption of the remaining $68.1 million of 7 3/8% senior subordinated notes due 2013.  Redemption of the notes will likely be funded with an additional borrowing on the new revolving credit facility.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
USA
V.A.C.	$ 236,174	$ 193,411	$ 454,252	$ 379,498
Therapeutic surfaces/other	48,871	45,232	98,346	91,795
	_______	_______	_______	_______
Subtotal – USA	285,045	238,643	552,598	471,293

International
V.A.C.	81,133	62,724	151,618	119,591
Therapeutic surfaces/other	30,474	28,676	61,252	58,404
	_______	_______	_______	_______
Subtotal - International	111,607	91,400	212,870	177,995
	_______	_______	_______	_______
Total revenue	$ 396,652	$ 330,043	$ 765,468	$ 649,288
	______	______	______	______

Operating earnings:
USA	$ 115,058	$ 94,288	$ 220,912	$ 186,091
International	17,186	10,629	30,175	23,119

Other (1):
Executive	(16,023)	(6,515)	(25,893)	(12,429)
Finance	(11,923)	(10,285)	(23,551)	(20,163)
Manufacturing/Engineering	(2,833)	(2,907)	(6,646)	(5,261)
Administration	(11,352)	(13,860)	(21,719)	(25,062)
	_______	_______	_______	_______
Total other	(42,131)	(33,567)	(77,809)	(62,915)
	_______	_______	_______	_______
Total operating earnings	$ 90,113	$ 71,350	$ 173,278	$ 146,295
	______	______	______	______

(1)  Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.

(11)     GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     On August 11, 2003, we issued and sold an aggregate of $205.0 million principal amount of 7 3/8% Senior Subordinated Notes due 2013.  Of this amount, $68.1 million of the notes remained outstanding as of June 30, 2007.

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

     The following tables present the condensed consolidating balance sheets of KCI as our parent company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2007 and December 31, 2006 and the related condensed consolidating statements of earnings for the three and six-month periods ended June 30, 2007 and 2006, and the condensed consolidating statements of cash flows for the six-month periods ended June 30, 2007 and 2006.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 101,692	$ 78,346	$ -	$ 180,038
Short-term investments	-	12,000	-	-	12,000
Accounts receivable, net	-	240,141	109,849	(4,493)	345,497
Inventories, net	-	29,685	21,188	-	50,873
Deferred income taxes	-	36,547	1,193	-	37,740
Prepaid expenses and other	-	24,612	12,649	(1,564)	35,697
	_______	_________	_______	_________	_______
Total current assets	-	444,677	223,225	(6,057)	661,845

Net property, plant and equipment	-	153,613	69,545	(10,094)	213,064
Debt issuance costs, net	-	4,054	-	-	4,054
Deferred income taxes	-	-	8,825	-	8,825
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	21,075	2,451	-	23,526
Intercompany investments and advances	501,294	562,572	103,490	(1,167,356)	-
	_______	_________	_______	_________	_______
	$ 501,294	$ 1,225,770	$ 417,126	$ (1,183,507)	$ 960,683
	______	________	______	________	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 22,586	$ 11,566	$ -	$ 34,152
Accrued expenses and other	14	133,249	59,976	-	193,239
Current installments of long-term debt	-	1,189	-	-	1,189
Intercompany payables	-	-	95,970	(95,970)	-
Income taxes payable	-	2,571	-	(1,564)	1,007
	_______	_________	_______	_________	_______
Total current liabilities	14	159,595	167,512	(97,534)	229,587

Long-term debt, net of current installments	-	181,071	-	-	181,071
Non-current tax liabilities	-	30,341	-	-	30,341
Deferred income taxes	-	10,062	-	-	10,062
Other non-current liabilities	-	7,640	702	-	8,342
	_______	_________	_______	_________	_______
	14	388,709	168,214	(97,534)	459,403
Shareholders' equity	501,280	837,061	248,912	(1,085,973)	501,280
	_______	_________	_______	_________	_______
	$ 501,294	$ 1,225,770	$ 417,126	$ (1,183,507)	$ 960,683
	______	________	______	________	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2006
(in thousands)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Assets:
Current assets:
Cash and cash equivalents	$ -	$ 58,271	$ 48,875	$ -	$ 107,146
Accounts receivable, net	-	222,093	107,216	(1,736)	327,573
Inventories, net	-	26,268	17,221	-	43,489
Deferred income taxes	-	34,785	1,193	-	35,978
Prepaid expenses and other	-	9,118	8,484	-	17,602
	_______	_________	_______	_________	_______
Total current assets	-	350,535	182,989	(1,736)	531,788

Net property, plant and equipment	-	151,353	76,212	(10,094)	217,471
Debt issuance costs, net	-	4,848	-	-	4,848
Deferred income taxes	-	-	7,903	-	7,903
Goodwill	-	39,779	9,590	-	49,369
Other non-current assets, net	-	28,793	10,329	(8,059)	31,063
Intercompany investments and advances	356,227	579,639	83,856	(1,019,722)	-
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	______	________	______	________	______
Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$ -	$ 26,418	$ 12,125	$ -	$ 38,543
Accrued expenses and other	14	132,568	57,219	-	189,801
Current installments of long-term debt	-	1,446	-	-	1,446
Intercompany payables	-	7,757	72,526	(80,283)	-
Income taxes payable	-	18,593	2,465	-	21,058
	_______	_________	_______	_________	_______
Total current liabilities	14	186,782	144,335	(80,283)	250,848

Long-term debt, net of current installments	-	206,175	-	-	206,175
Deferred income taxes	-	19,627	-	-	19,627
Other non-current liabilities	-	17,249	389	(8,059)	9,579
	_______	_________	_______	_________	_______
	14	429,833	144,724	(88,342)	486,229
Shareholders' equity	356,213	725,114	226,155	(951,269)	356,213
	_______	_________	_______	_________	_______
	$ 356,227	$ 1,154,947	$ 370,879	$ (1,039,611)	$ 842,442
	______	________	______	________	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended June 30, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 217,677	$ 65,668	$ -	$ 283,345
Sales and other	-	72,809	46,108	(5,610)	113,307
	_______	_______	_______	_______	_______
Total revenue	-	290,486	111,776	(5,610)	396,652

Rental expenses	-	108,341	63,024	-	171,365
Cost of sales	-	24,350	10,806	-	35,156
	_______	_______	_______	_______	_______
Gross profit	-	157,795	37,946	(5,610)	190,131

Selling, general and administrative
expenses	-	73,833	20,398	(5,610)	88,621
Research and development expenses	-	8,547	2,850	-	11,397
	_______	_______	_______	_______	_______
Operating earnings	-	75,415	14,698	-	90,113

Interest income and other	-	1,140	376	-	1,516
Interest expense	-	(4,074)	(57)	-	(4,131)
Foreign currency gain (loss)	-	(192)	5	-	(187)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	72,289	15,022	-	87,311

Income taxes	-	27,393	1,846	-	29,239
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	44,896	13,176	-	58,072
Equity in earnings of subsidiaries	58,072	13,176	-	(71,248)	-
	_______	_______	_______	_______	_______
Net earnings	$ 58,072	$ 58,072	$ 13,176	$ (71,248)	$ 58,072
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the three months ended June 30, 2006
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 182,272	$ 54,517	$ -	$ 236,789
Sales and other	-	61,738	36,106	(4,590)	93,254
	_______	_______	_______	_______	_______
Total revenue	-	244,010	90,623	(4,590)	330,043

Rental expenses	-	91,958	57,143	-	149,101
Cost of sales	-	18,836	9,512	(12)	28,336
	_______	_______	_______	_______	_______
Gross profit	-	133,216	23,968	(4,578)	152,606

Selling, general and administrative
expenses	-	55,668	16,527	590	72,785
Research and development expenses	-	7,281	1,190	-	8,471
	_______	_______	_______	_______	_______
Operating earnings	-	70,267	6,251	(5,168)	71,350

Interest income	-	1,373	212	(440)	1,145
Interest expense	-	(5,254)	(419)	440	(5,233)
Foreign currency loss	-	(268)	(377)	-	(645)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	66,118	5,667	(5,168)	66,617

Income taxes	-	20,506	1,078	(1,598)	19,986
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	45,612	4,589	(3,570)	46,631
Equity in earnings of subsidiaries	46,631	4,590	-	(51,221)	-
	_______	_______	_______	_______	_______
Net earnings	$ 46,631	$ 50,202	$ 4,589	$ (54,791)	$ 46,631
	______	______	______	______	______

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Earnings
For the six months ended June 30, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Revenue:
Rental	$ -	$ 423,728	$ 125,301	$ -	$ 549,029
Sales and other	-	140,708	87,546	(11,815)	216,439
	_______	_______	_______	_______	_______
Total revenue	-	564,436	212,847	(11,815)	765,468

Rental expenses	-	210,223	125,082	-	335,305
Cost of sales	-	48,525	20,803	(481)	68,847
	_______	_______	_______	_______	_______
Gross profit	-	305,688	66,962	(11,334)	361,316

Selling, general and administrative
expenses	-	136,731	40,958	(10,855)	166,834
Research and development expenses	-	16,881	4,323	-	21,204
	_______	_______	_______	_______	_______
Operating earnings	-	152,076	21,681	(479)	173,278

Interest income and other	-	2,230	650	-	2,880
Interest expense	-	(8,140)	(82)	-	(8,222)
Foreign currency loss	-	(407)	(45)	-	(452)
	_______	_______	_______	_______	_______
Earnings before income taxes and
equity in earnings of subsidiaries	-	145,759	22,204	(479)	167,484

Income taxes	-	53,347	2,669	(160)	55,856
	_______	_______	_______	_______	_______
Earnings before equity in
earnings of subsidiaries	-	92,412	19,535	(319)	111,628
Equity in earnings of subsidiaries	111,628	19,535	-	(131,163)	-
	_______	_______	_______	_______	_______
Net earnings	$ 111,628	$ 111,947	$ 19,535	$ (131,482)	$ 111,628
	______	______	______	______	______

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

Condensed Consolidating Parent Company,
Guarantor and Non-Guarantor Statement of Cash Flows
For the six months ended June 30, 2007
(in thousands)
(unaudited)

	Kinetic
	Concepts,			Reclassi-	Kinetic
	Inc.		Non-	fications	Concepts,
	Parent	Guarantor	Guarantor	and	Inc.
	Company	Sub-	Sub-	Elimi-	and Sub-
	Borrower	sidiaries	sidiaries	nations	sidiaries
Cash flows from operating activities:
Net earnings	$ 111,628	$ 111,947	$ 19,535	$ (131,482)	$ 111,628
Adjustments to reconcile net earnings to net
cash provided by operating activities	(110,016)	(6,881)	1,883	133,921	18,907
	_______	_______	_______	_______	_______
Net cash provided by operating activities	1,612	105,066	21,418	2,439	130,535
	_______	_______	_______	_______	_______
Cash flows from investing activities:
Additions to property, plant and equipment	-	(17,229)	(10,813)	-	(28,042)
Decrease (increase) in inventory to be
converted into equipment for short-term rental	-	(13,500)	100	-	(13,400)
Dispositions of property, plant and
equipment	-	310	463	-	773
Purchase of investments	-	(31,000)	-	-	(31,000)
Maturities of investments	-	19,000	-	-	19,000
Decrease (increase) in other non-current assets	-	(216)	7,875	(8,059)	(400)
	_______	_______	_______	_______	_______
Net cash used by investing activities	-	(42,635)	(2,375)	(8,059)	(53,069)
	_______	_______	_______	_______	_______
Cash flows from financing activities:
Repayments of long-term debt, capital
lease and other obligations	-	(25,361)	(3)	-	(25,364)
Excess tax benefit from share-based
payment arrangements	9,666	-	-	-	9,666
Proceeds from exercise of stock options	8,699	-	-	-	8,699
Purchase of immature shares for minimum
tax withholdings	(1,872)	-	-	-	(1,872)
Proceeds from purchase of stock in ESPP
and other	2,142	-	-	-	2,142
Proceeds (payments) on intercompany
investments and advances	(23,663)	11,010	3,809	8,844	-
Other	3,416	(4,659)	4,467	(3,224)	-
	_______	_______	_______	_______	_______
Net cash provided (used)
by financing activities	(1,612)	(19,010)	8,273	5,620	(6,729)
	_______	_______	_______	_______	_______
Effect of exchange rate changes on
cash and cash equivalents	-	-	2,155	-	2,155
	_______	_______	_______	_______	_______
Net increase in cash and cash equivalents	-	43,421	29,471	-	72,892
Cash and cash equivalents,
beginning of period	-	58,271	48,875	-	107,146
	_______	_______	_______	_______	_______
Cash and cash equivalents, end of period	$ -	$ 101,692	$ 78,346	$ -	$ 180,038
	______	______	______	______	______

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

General

      Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound-care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound-care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to help promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to prevent skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our strategy is to maximize global penetration of our existing therapeutic V.A.C. and surfaces product lines, accelerate the development of new business opportunities through focused research and development activities, and expand our product portfolio through acquisition and licensing opportunities.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: the United States and International.  Operations in the United States accounted for approximately 72% and 73% of our total revenue for the six-month periods ended June 30, 2007 and 2006, respectively.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related disposables, which accounted for approximately 79% of total revenue for the six months ended June 30, 2007, up from 77% for the same period in 2006.  We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the six months ended June 30, 2007, we directly bill our customers, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and we directly bill third‑party payers, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting on a direct billing basis.

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

     We believe the growth in our domestic V.A.C. Therapy revenue has been due in part to the availability of Medicare reimbursement for our products in the home.  Beginning in 2005, an increasing number of devices being marketed to compete with V.A.C. Therapy systems have obtained similar reimbursement codes.  Also, in April 2007, the Centers for Medicare and Medicaid Services, or CMS, released final rules on competitive bidding for Medicare covered durable medical equipment, including Negative Pressure Wound Therapy, or NPWT, which establish procedures to set competitively-bid reimbursement amounts for such items in ten designated metropolitan areas.  In the first phase of the program, new competitively-bid reimbursement amounts would be paid to winning bidders beginning in April 2008 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a competitively-bid metropolitan area.  The competitive bidding program could have a negative impact on our Medicare reimbursement, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products in competitively-bid metropolitan areas.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $13.8 million, or 1.7% of our total U.S. V.A.C. revenue, or 1% of KCI’s total revenue for the year ended December 31, 2006.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in April 2009.

     As a health care supplier, we are subject to extensive government regulation directed at ascertaining the appropriateness of reimbursement and preventing fraud and abuse under various government programs.  From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  In June 2007, the U.S. Department of Health and Human Services Office of the Inspector General, or OIG, issued a report on a study it conducted with regard to NPWT claims submitted to CMS for reimbursement during 2004.  The OIG report made a number of recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report could result in further audits and/or demands by CMS, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.  We are currently participating in a post-payment claims audit and a pre-payment claims audit by CMS regional contractors.  If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended or permanent pre-payment review, which could slow our collections process and increase our administrative costs for providing V.A.C. Therapy.  If CMS were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also adversely affect our business and operating results.

Competitive Strengths

     We believe we have the following competitive strengths:

     Innovation and commercialization.  KCI has a successful track record spanning over 30 years in pioneering novel technologies in advanced wound care and therapeutic surfaces.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program to advance our understanding of the science of wound healing and the physical and biologic processes that can be influenced to treat a variety of wounds.  Through such efforts, we seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  Recent innovations include the launch of the next-generation InfoV.A.C. and ActiV.A.C. therapy systems.

     Product differentiation and superior clinical efficacy.  We differentiate our continuum of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven superior outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.  KCI recently announced the results of a large, multi-center randomized controlled clinical trial utilizing V.A.C. Therapy in the treatment of diabetic foot ulcers, which resulted in the following statistically significant results as compared to the control group:

     -  A significant increase in the number of wounds that completely closed;
     -  A significant improvement in the time to achieve wound closure;
     -  A significant improvement in the formation of granulation tissue, which is essential for successful wound healing; and
     -  A 62% reduction in the likelihood of secondary amputation for patients with these complex wounds.

This is the first time that a wound healing modality has been shown to have an impact on limb salvage.

     KCI also continues to successfully distinguish its products from competitive offerings through unique FDA-approved marketing and labeling claims such as “promotes wound healing,” “reduces edema,” “prepares wound bed for closure,” “promotes perfusion,” and “promotes granulation tissue formation.”  Following an extensive review of clinical data, new claims were approved by the FDA in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These newly-issued claims are unique to KCI’s V.A.C. systems in the field of negative pressure wound therapy.

     Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,800 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care facilities, we have built a broad and diverse reach across all health care settings. In the United States, for example, we have relationships with approximately 4,500 acute care hospitals, over 7,500 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

     Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enable us to efficiently manage our collections and accounts receivable with third-party payers.  Our domestic billing and collections organization consists of over 1,300 team members and we have over 350 contracts with some of the largest private insurance payers in the U.S.

     Extensive service center network.  With a network of 142 U.S. and 67 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

Recent Developments

     KCI intends to refinance its existing senior secured credit facility, which originally consisted of a $480.0 million term loan facility due 2010 and a $100.0 million revolving credit facility due 2009. We have received lender commitments for a new five-year $500.0 million senior secured revolving credit facility. Upon closing, KCI intends to repay the outstanding balance of our existing senior credit facility of $114.1 million with a borrowing under the new revolving credit facility.  The closing of the new credit facility is expected to occur on or about July 31, 2007, subject to a number of conditions. There can be no assurance that these conditions will be satisfied.  We also intend to give notice for the redemption of the remaining $68.1 million of 7 3/8% senior subordinated notes due 2013.  Redemption of the notes will likely be funded with an additional borrowing on the new revolving credit facility.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the second quarter of 2007 to the second quarter of 2006 and the first six months of 2007 to the first six months of 2006:

	Three months ended June 30,			Six months ended June 30,
			%			%
	2007	2006	Change (1)	2007	2006	Change (1)
Revenue:
Rental	71.4%	71.7%	19.7%	71.7%	71.4%	18.4%
Sales	28.6	28.3	21.5	28.3	28.6	16.7
	_____	_____		_____	_____
Total revenue	100.0%	100.0%	20.2%	100.0%	100.0%	17.9%

Rental expenses	43.2	45.2	14.9	43.8	44.6	15.8
Cost of sales	8.9	8.6	24.1	9.0	8.8	20.9
	_____	_____		_____	_____
Gross profit	47.9	46.2	24.6	47.2	46.6	19.3

Selling, general and administrative expenses	22.3	22.0	21.8	21.8	21.7	18.6
Research and development expenses	2.9	2.6	34.5	2.8	2.4	33.5
	_____	_____		_____	_____
Operating earnings	22.7	21.6	26.3	22.6	22.5	18.4

Interest income and other	0.3	0.3	32.4	0.4	0.3	35.4
Interest expense	(1.0)	(1.6)	(21.1)	(1.1)	(1.5)	(17.6)
Foreign currency loss	-	(0.2)	(71.0)	-	-	19.6
	_____	_____		_____	_____
Earnings before income taxes	22.0	20.1	31.1	21.9	21.3	21.3

Income taxes	7.4	6.0	46.3	7.3	6.6	30.1
	_____	_____		_____	_____
Net earnings	14.6%	14.1%	24.5%	14.6%	14.7%	17.3%
	_____	_____		_____	_____

(1) Percentage change represents the change in dollars between periods.

      The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: the United States and International (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change
Total Revenue:
V.A.C.
Rental	$ 216,740	$ 174,747	24.0%	$ 415,599	$ 340,179	22.2%
Sales	100,567	81,388	23.6	190,271	158,910	19.7
	_______	_______		_______	_______
Total V.A.C.	317,307	256,135	23.9	605,870	499,089	21.4

Therapeutic surfaces/other
Rental	66,605	62,042	7.4	133,430	123,587	8.0
Sales	12,740	11,866	7.4	26,168	26,612	(1.7)
	_______	_______		_______	_______
Total therapeutic surfaces/other	79,345	73,908	7.4	159,598	150,199	6.3

Total rental revenue	283,345	236,789	19.7	549,029	463,766	18.4
Total sales revenue	113,307	93,254	21.5	216,439	185,522	16.7
	_______	_______		_______	_______
Total Revenue	$ 396,652	$ 330,043	20.2%	$ 765,468	$ 649,288	17.9%
	______	______		______	______
USA Revenue:
V.A.C.
Rental	$ 176,454	$ 143,803	22.7%	$ 339,817	$ 282,545	20.3%
Sales	59,720	49,608	20.4	114,435	96,953	18.0
	_______	_______		_______	_______
Total V.A.C.	236,174	193,411	22.1	454,252	379,498	19.7

Therapeutic surfaces/other
Rental	41,797	38,602	8.3	84,862	78,195	8.5
Sales	7,074	6,630	6.7	13,484	13,600	(0.9)
	_______	_______		_______	_______
Total therapeutic surfaces/other	48,871	45,232	8.0	98,346	91,795	7.1

Total USA rental	218,251	182,405	19.7	424,679	360,740	17.7
Total USA sales	66,794	56,238	18.8	127,919	110,553	15.7
	_______	_______		_______	_______
Total - USA Revenue	$ 285,045	$ 238,643	19.4%	$ 552,598	$ 471,293	17.3%
	______	______		______	______
International Revenue:
V.A.C.
Rental	$ 40,286	$ 30,944	30.2%	$ 75,782	$ 57,634	31.5%
Sales	40,847	31,780	28.5	75,836	61,957	22.4
	_______	_______		_______	_______
Total V.A.C.	81,133	62,724	29.3	151,618	119,591	26.8

Therapeutic surfaces/other
Rental	24,808	23,440	5.8	48,568	45,392	7.0
Sales	5,666	5,236	8.2	12,684	13,012	(2.5)
	_______	_______		_______	_______
Total therapeutic surfaces/other	30,474	28,676	6.3	61,252	58,404	4.9

Total International rental	65,094	54,384	19.7	124,350	103,026	20.7
Total International sales	46,513	37,016	25.7	88,520	74,969	18.1
	_______	_______		_______	_______
Total - International Revenue	$ 111,607	$ 91,400	22.1%	$ 212,870	$ 177,995	19.6%
	______	______		______	______

     For additional discussion on segment and geographical information, see Note 10 to our condensed consolidated financial statements.

      Total Revenue.  Total revenue for the second quarter of 2007 was $396.7 million, an increase of $66.6 million, or 20.2%, from the prior-year period.  Total revenue for the first six months of 2007 was $765.5 million, an increase of $116.2 million, or 17.9%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.   Foreign currency exchange movements accounted for 2.0% and 1.9% of the increase in total revenue in the second quarter and first six months of 2007, respectively, compared to the prior-year periods.

     Domestic Revenue.  Total domestic revenue was $285.0 million for the second quarter of 2007 and $552.6 million for the first six months of 2007, representing increases of 19.4% and 17.3%, respectively, as compared to the prior-year periods.

     Total domestic V.A.C. revenue was $236.2 million for the second quarter of 2007 and $454.3 million for the first six months of 2007, representing increases of 22.1% and 19.7%, respectively, compared to the prior-year periods.   Growth in unit volume was reported across all care settings.  Domestic V.A.C. rental revenue of $176.5 million for the second quarter of 2007 increased $32.7 million, or 22.7%, due to a 20.6% increase in rental unit volume compared to the prior-year period.  For the first six months of 2007, domestic V.A.C. rental revenue of $339.8 million increased $57.3 million, or 20.3%, due to a 21.1% increase in rental unit volume compared to the prior-year period.  Domestic V.A.C. sales revenue of $59.7 million in the second quarter of 2007 and $114.4 million in the first six months of 2007 increased 20.4% and 18.0%, respectively, from the prior-year periods.  The increase was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume.

     Domestic therapeutic surfaces/other revenue was $48.9 million for the second quarter of 2007 and $98.3 million for the first six months of 2007, representing increases of 8.0% and 7.1%, respectively, as compared to the prior-year periods due to an increase in rental unit volume, primarily in the acute care setting, partially offset by a lower bariatric average rental price due to changes in the product mix.

     International Revenue.  Total international revenue was $111.6 million for the second quarter of 2007 and $212.9 million for the first six months of 2007, representing increases of 22.1% and 19.6%, respectively, as compared to the prior-year periods.  These increases were due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange movements accounted for 7.1% and 7.0% of the increase in total revenue in the second quarter and first six months of 2007, respectively, compared to the prior-year periods.

     Total international V.A.C. revenue was $81.1 million for the second quarter of 2007 and $151.6 million in the first six months of 2007, representing increases of 29.3% and 26.8%, respectively, compared to the prior-year periods due to higher V.A.C. unit volume and favorable foreign currency exchange variances.   Foreign currency exchange rate movements accounted for 7.5% of the increase in international V.A.C. revenue in both the second quarter and first six months of 2007 compared to the prior-year periods.  International V.A.C. rental revenue of $40.3 million for the second quarter of 2007 increased $9.3 million, or 30.2%, due primarily to a 25.9% increase in rental unit volume compared to the prior-year period.  For the first six months of 2007, international V.A.C. rental revenue of $75.8 million increased by $18.1 million, or 31.5%, due to a 24.2% increase in rental unit volume compared to the prior-year period.   Higher international unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing and payer mix changes.   Additionally, foreign currency exchange rate movements accounted for 7.7% and 7.8% of the increase in international V.A.C. rental revenue in the second quarter and first six months of 2007, respectively, compared to the prior-year periods. International V.A.C. sales revenue of $40.8 million in the second quarter of 2007 and $75.8 million in the first six months of 2007 increased 28.5% and 22.4%, respectively, compared to the prior-year periods.  The increase was due primarily to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume, partially offset by a decrease in V.A.C. Therapy unit sales, which take place periodically in some markets.  Foreign currency exchange rate movements accounted for 7.3% and 7.2% of the increase in international V.A.C. sales revenue in the second quarter and first six months of 2007, respectively, as compared to the prior-year periods.

     International therapeutic surfaces/other revenue was $30.5 million for the second quarter of 2007 and $61.3 million for the first six months of 2007, representing increases of 6.3% and 4.9%, respectively, compared to the prior-year periods.  This increase was attributable to foreign currency exchange rate movements which favorably impacted international therapeutic surfaces/other revenue by 6.1% for both the second quarter and first six months of 2007 compared to the prior-year periods.

     Rental Expenses.  Rental expenses were $171.4 million in the second quarter of 2007 and $335.3 million for the first six months of 2007, representing increases of 14.9% and 15.8%, respectively, over the prior-year periods.  Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses, as a percentage of total revenue, were 43.2% in the second quarter of 2007 and 43.8% in the first six months of 2007 compared to 45.2% and 44.6%, respectively, in the prior-year periods.  This decrease was due to revenue growth which slightly outpaced our sales headcount increase in 2007, our ability to scale our existing infrastructure and the disciplined execution of our sales strategy.

     Cost of Sales.  Cost of sales were $35.2 million in the second quarter of 2007 and $68.8 million in the first six months of 2007, representing increases of 24.1% and 20.9%, respectively, over the prior-year periods.  Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  Our sales margin in the second quarter of 2007 decreased to 69.0% compared to 69.6% in the prior-year period.  Sales margins in the first six months of 2007 decreased to 68.2% compared to 69.3% in the prior-year period.  The decreased margins were due primarily to a volume purchase discount on V.A.C. disposables recognized in the second quarter of 2006.

     Gross Profit.  Gross profit was $190.1 million in the second quarter of 2007 and $361.3 million in the first six months of 2007, representing increases of 24.6%and 19.3%, respectively, over the prior-year periods.  Our gross profit margin for the second quarter of 2007 was 47.9%, up from 46.2% in the prior-year period.  For the first six months of 2007, our gross profit margin was 47.2%, up from 46.6% in the prior-year period.  The increase in gross profit margin is due primarily to our growth in revenue, our ability to scale our existing infrastructure, the disciplined execution of our sales strategyand increased sales force productivity, partially offset by the volume purchase discount recorded in 2006, as discussed above.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $88.6 million in the second quarter of 2007 and $166.8 million in the first six months of 2007, representing increases of 21.8% and 18.6% over the prior-year periods.   Selling, general and administrative expenses for the second quarter of 2007 represented 22.3% of total revenue compared to 22.0% in the prior-year period.  In the first six months of 2007, selling, general and administrative expenses represented 21.8% of total revenue compared to 21.7% in the prior-year period.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.

     Share-Based Compensation Expense.  KCI recognizes share-based compensation expense under the provisions of Statement of Financial Accounting Standards No. 123 Revised (“SFAS 123R”), “Share-Based Payment,” which was adopted on January 1, 2006 and requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

     During the second quarter of 2007 and 2006, we recorded share-based compensation expense that reduced net earnings by $4.0 million, or $0.06 per diluted share, and $3.1 million, or $0.04 per diluted share, respectively.  In the first six months of 2007 and 2006, we recorded shared-based compensation expense that reduced net earnings by $8.2 million, or $0.12 per diluted share, and $5.3 million, or $0.07 per diluted share, respectively.  As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year periods.  During the second quarter and first six months of 2007, pre-tax share-based compensation expense increased by 25.0% and 52.3%, respectively, compared to the corresponding periods of the prior year.  Share-based compensation expense was favorably impacted in the second quarter of 2007 by an increase in our anticipated forfeiture rate and an adjustment to record actual forfeitures, which exceeded previous estimates.  These favorable variances were offset by the impact of our annual grant of equity awards on April 2, 2007.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three and six months ended June 30, 2007 and 2006, respectively, as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental expenses	$ 1,248	$ 1,151	$ 2,830	$ 1,958
Cost of sales	167	137	373	236
Selling, general and administrative expenses	4,091	3,117	8,075	5,209
	_____	_____	_____	_____
Pre-tax share-based compensation expense	5,506	4,405	11,278	7,403
Less: Income tax benefit	(1,532)	(1,270)	(3,048)	(2,080)
	_____	_____	_____	_____
Total share-based compensation expense, net of tax	$ 3,974	$ 3,135	$ 8,230	$ 5,323
	____	____	____	____

     Research and Development Expenses.  Research and development expenses in the second quarter of 2007 were $11.4 million, representing 2.9% of total revenue as compared to 2.6% in the prior-year period.  In the first six months of 2007, research and development expenses were $21.2 million and represented 2.8% of total revenue as compared to 2.4% in the prior-year period.  Research and development expenses relate to our investments in clinical studies and the development of new, advanced wound healing systems and dressings, new and synergistic technologies across the entire spectrum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, along with upgrading and expanding our surface technologies.  During the second quarter of 2007, we executed three license agreements which resulted in expense totaling $900,000.

     Operating Earnings.  Operating earnings were $90.1 million for the second quarter of 2007 and $173.3 million for the first six months of 2007 compared to $71.4 million and $146.3 million, respectively, in the prior-year periods due primarily to increased revenue.  Operating margins for the second quarter of 2007 and the first six months of 2007 were 22.7% and 22.6%, as compared to 21.6% and 22.5%, respectively, in the prior-year periods.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.5% in the first six months of 2007 as compared to 1.1% in the prior-year period.  During the first six month of 2007, our operating margin also declined by approximately 32 basis points due to an increase in our investment in research and development.

     Interest Expense.  Interest expense was $4.1 million in the second quarter of 2007 and $8.2 million for the first six months of 2007 compared to $5.2 million and $10.0 million, respectively, in the prior-year periods.  The decrease in interest expense is due primarily to a reduction in our outstanding debt balance from the prior-year periods.  Interest expense for both the second quarter and the first six months of 2007 and 2006 includes write-offs of debt issuance costs totaling $290,000 and $730,000, respectively, associated with debt prepayments on our senior credit facility totaling approximately $25.0 million and $50.0 million, respectively.

     Net Earnings.  Net earnings for the second quarter of 2007 were $58.1 million compared to $46.6 million in the prior-year period, an increase of 24.5%.  For the first six months of 2007, net earnings were $111.6 million compared to $95.1 million in the prior-year period, an increase of 17.3%.  The effective income tax rate for the second quarter of 2007 and first six months of 2007 was 33.5% and 33.4%, respectively, compared to 30.0% and 31.1%, respectively, for the prior-year periods.  The lower effective income tax rate for the prior-year periods was primarily attributable to the favorable resolution of tax contingencies in the prior-year periods.

     Net Earnings per Diluted Share.   Net earnings per diluted share for the second quarter of 2007 were $0.81, an increase of 28.6%, compared to net earnings per diluted share of $0.63 in the prior-year period.  For the first six months of 2007, net earnings per diluted share were $1.57 compared to net earnings per diluted share of $1.30 in the prior-year period, an increase of 20.8%.  This increase resulted from higher net earnings in the second quarter and first six months of 2007 and the favorable impact of our open-market repurchases of KCI common stock in the second half of 2006.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first six months of 2007 and 2006, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six months ended June 30,
	2007	2006

Net cash provided by operating activities	$ 130,535	$ 102,876
Net cash used by investing activities	(53,069)	(39,023)
Net cash used by financing activities	(6,729)	(33,823)
Effect of exchange rates changes on cash and cash equivalents	2,155	3,590
	______	______
Net increase in cash and cash equivalents	$ 72,892	$ 33,620
	_____	_____

      At June 30, 2007, cash and cash equivalents of $180.0 million were available for general corporate purposes.  At June 30, 2007, availability under the revolving portion of our senior credit facility was $88.0 million, net of $12.0 million in undrawn letters of credit.

      KCI intends to refinance its existing senior secured credit facility, which originally consisted of a $480.0 million term loan facility due 2010 and a $100.0 million revolving credit facility due 2009. We have received lender commitments for a new five-year $500.0 million senior secured revolving credit facility. Upon closing, KCI intends to repay the outstanding balance of our existing senior credit facility of $114.1 million with a borrowing under the new revolving credit facility.  The closing of the new credit facility is expected to occur on or about July 31, 2007, subject to a number of conditions. There can be no assurance that these conditions will be satisfied.  We also intend to give notice for the redemption of the remaining $68.1 million of 7 3/8% senior subordinated notes due 2013.  Redemption of the notes will likely be funded with an additional borrowing on the new revolving credit facility.

Working Capital

     At June 30, 2007, we had current assets of $661.8 million, including $50.9 million in inventory, and current liabilities of $229.6 million resulting in a working capital surplus of $432.2 million compared to a surplus of $280.9 million at December 31, 2006.  The increase in our working capital surplus of $151.3 million was primarily due to increased cash from operations associated with revenue growth in 2007, partially offset by capital expenditures and the debt prepayment made during the first six months of 2007.  The increase in working capital is also attributable to a reclassification of current tax liabilities totaling $30.3 million to long-term in the first six months of 2007 resulting from our January 1, 2007 adoption of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which was issued by the Financial Accounting Standards Board (“FASB”).

     If rental and sales volumes for V.A.C. Therapy systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third‑party payers. We have adopted a number of policies and procedures designed to reduce these extended payment cycles. As of June 30, 2007, we had $345.5 million of receivables outstanding, net of realization reserves of $95.8 million.  Domestic receivables, net of realization reserves, were outstanding for an average of 74 days at June 30, 2007, a decline from 75 days at December 31, 2006.  International net receivable days were down from 90 days at December 31, 2006 to 86 days at June 30, 2007.

Capital Expenditures

     During the first six months of 2007 and 2006, we made capital expenditures of $28.0 million and $33.7 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

     As of June 30, 2007, we had approximately $114.1 million and $68.1 million in debt outstanding under our senior credit facility and our senior subordinated notes, respectively.  On April 16, 2007, we made a voluntary prepayment on our senior debt of approximately $25.0 million and wrote off $290,000 of capitalized debt issuance costs.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

Senior Credit Facility

     The following table sets forth the amounts outstanding under the term loan and the revolving credit facility, the effective interest rates on such outstanding amounts and amounts available for additional borrowing thereunder, as of June 30, 2007 (dollars in thousands):

Amount Available
	Maturity	Effective	Amounts	For Additional
Senior Credit Facility	Date	Interest Rate	Outstanding	Borrowing

Revolving credit facility	August 2009	-	$ -	$ 88,007 (1)
Term loan facility	August 2010	6.86%	114,133	-
			_______	_______
Total			$ 114,133	$ 88,007
			______	______

(1)  At June 30, 2007, amounts available under the revolving portion of our credit facility reflected a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

Senior Subordinated Notes

     In 2003, we issued an aggregate of $205.0 million principal amount of our senior subordinated notes.  As of June 30, 2007, $68.1 million principal amount of the notes remained outstanding.

Interest Rate Protection

     On June 29, 2007, our remaining swap agreement matured.  If our interest rate protection agreements were not in place, interest expense would have been approximately $51,000 lower for the six months ended June 30, 2007, while $1.5 million higher for the six months ended June 30, 2006.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of June 30, 2007, for each of the periods indicated (dollars in thousands):

Year	Long-Term
Payment	Debt
Due	Obligations

2007	$ 594
2008	1,189
2009	1,189
2010	111,161
2011	-
Thereafter	68,127

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at June 30, 2007 would impact pre-tax earnings by an estimated $5.7 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

New Accounting Pronouncements

     In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.  This issue provides that a company may adopt a policy of presenting taxes either on a gross basis within revenue or on a net basis.  If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our condensed consolidated financial statements.  We present sales tax on a net basis in our condensed consolidated financial statements.

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

    In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

     In May 2007, the FASB issued FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”   FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have an impact on our results of operations or our financial position.

     In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”   The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.   Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.   Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue.  We are currently evaluating the impact of this standard on our results of operations and our financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

     We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy, which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. Through the second quarter of 2007, we managed our interest rate risk on our borrowings through an interest rate swap agreement which effectively converted a portion of our variable-rate borrowings to a fixed rate basis through June 29, 2007, thus reducing the impact of changes in interest rates on future interest expenses.

     During the second quarter of2007, we had one interest rate swap agreement pursuant to which we had fixed the rate on $45.0 million notional amount of our outstanding variable rate debt at 5.55%.  This interest rate swap agreement matured on June 29, 2007.  We do not use financial instruments for speculative or trading purposes.

     The table below provides information about our long-term debt, which is sensitive to changes in interest rates, as of June 30, 2007.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Weighted average variable rates for future periods are based on the current period nominal interest rates (dollars in thousands):

Expected Maturity Date As of June 30, 2007
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$ —	$ —	$ —	$ —	$ 68,127	$ 68,127	$ 70,171
Average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$ 594	$ 1,189	$ 1,189	$ 111,161	$ —	$114,133	$ 114,133
Weighted average interest rate	6.86%	6.86%	6.86%	6.86%	6.86%	6.86%

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

     At June 30, 2007, we had outstanding forward currency exchange contracts to sell approximately $22.5 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $30.2 million for the six months ended June 30, 2007.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2007 would change our net earnings for the six months ended June 30, 2007 by approximately $1.7 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

     Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky that compete with our V.A.C. Therapy products.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the Versatile 1 system marketed by BlueSky.  The case is on appeal before the Federal Circuit Court of Appeals.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  On May 15, 2007, we filed two related patent infringement suits; one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a newly-issued Wake Forest continuation patent relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

     Although it is not possible to reliably predict the outcome of each of these cases, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $454.3 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.3% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $92.2 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.0% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

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

     In 2003, KCI and its affiliates, together with Wake Forest University Health Sciences, filed a patent infringement lawsuit against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG in the United States District Court for the Western District of Texas alleging infringement of three V.A.C. patents and related claims arising from the manufacturing and marketing of a pump and dressing kits by BlueSky that compete with our V.A.C. Therapy products.  On August 3, 2006, the jury found that the Wake Forest patents involved in the litigation were valid and enforceable.  The jury also found that the patent claims at issue in the case were not infringed by the Versatile 1 system marketed by BlueSky.  The case is on appeal before the Federal Circuit Court of Appeals.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.  On May 15, 2007, we filed two related patent infringement suits; one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a newly-issued Wake Forest continuation patent relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

     Although it is not possible to reliably predict the outcome of each of these cases, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $454.3 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.3% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $92.2 million for the six months ended June 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.0% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

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

     From time to time, we have been engaged in dialogue with the medical directors of these various contractors in order to clarify the local coverage policy for Negative Pressure Wound Therapy, or NPWT, which has been adopted in each of the DMAC regions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all the open issues. In the event that our interpretation of the NPWT coverage policy in effect at any given time does not prevail, we could be subjected to recoupment or refund of all or a portion of any amounts in question as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our V.A.C. Medicare revenue. Although difficult to predict, we believe the reimbursement issues that continue to be discussed with the contractors and their medical directors relate to approximately 1% of our total revenue for the six months ended June 30, 2007.

     In addition, the current NPWT coverage policy instructs the DMACs to initially deny payment for any Medicare V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis. We currently have approximately $19.9 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

     The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report could result in further audits and/or demands by CMS, the DMACs and other third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into future federal reimbursement or coverage determinations for our products, including to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other changes to Medicare and third-party payer coverage or reimbursement rules.

Medicare approval of, and assignment of billing codes to, products that compete with our V.A.C. products could reduce the reimbursement we receive for and adversely affect the demand for our products.

     From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.   In 2005, CMS began assigning reimbursement codes for NPWT to other devices being marketed to compete with V.A.C. Therapy systems. As a result, an increasing number of products designed to compete with V.A.C. Therapy have been introduced in the marketplace. Also, in part due to this new competition, CMS and other third-party payers could attempt to reduce reimbursement rates on NPWT or its various components, which may reduce revenue. Increased competition and any resulting reduction in reimbursement could materially and adversely affect our business and operating results.

     In April 2007, CMS released final rules on competitive bidding for Medicare covered durable medical equipment, including NPWT, which establish procedures to set competitively-bid reimbursement amounts for such items in ten designated metropolitan areas.  In the first phase of the program, new competitively-bid reimbursement amounts would be paid to winning bidders beginning in April 2008 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a competitively-bid metropolitan area.  The competitive bidding program could have a negative impact on our Medicare reimbursement, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products in competitively-bid metropolitan areas.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $13.8 million, or 1.7% of our total U.S. V.A.C. revenue, or 1% of KCI’s total revenue for the year ended December 31, 2006.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in April 2009.

Reimbursement changes applicable to facilities that purchase our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

     In April 2006, CMS issued a notice of proposed rulemaking, which included the first significant changes to the Inpatient Prospective Payment System, or IPPS, since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal, CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. Some of these proposed changes were incorporated into the final rule on IPPS, which becomes effective in August 2007.  Additional provisions are proposed to be incorporated in 2008.  These changes could place downward pressure on prices paid by acute care hospitals to KCI for our products used for inpatient services.

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

     The OIG initiated a study on NPWT in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report could result in further audits and/or demands by CMS, the DMACs and other third-party payers for refunds or recoupments of amounts previously paid to us.  The results of this study could also factor into future federal reimbursement or coverage determinations for our products, including to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other changes to Medicare and third-party payer coverage or reimbursement rules.

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

     As a health care supplier, we are subject to claims audits by government regulators, contractors and private payers.  We are subject to extensive government regulation, including laws regulating reimbursement under various government programs.   Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.   To ensure compliance with Medicare regulations, the DMACs and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be spurred by recommendations made by government agencies, such as those in the June 2007 OIG report.

     In June 2007, the DMAC for Region D notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  While CMS requires us to obtain a comprehensive certificate of medical necessity prior to providing products and services, we are not required and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a DMAC request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, CMS may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit which could have a material adverse effect on our business and operating results.  We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  We currently have a pre-payment review in the DMAC for Region C.  If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended or permanent pre-payment review, which could slow our collections process for these claims.  Under standard CMS procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If CMS were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also adversely affect our business and operating results.

     In addition, our agreements with private payers commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us.

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

     The U.S. federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to health care professionals who use and prescribe their products.  Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute, which prohibits the offer, payment solicitation or receipt of remuneration of any kind if even one purpose of such remuneration is to induce the recipient to use, order, refer, or recommend or arrange for the use, order or referral of any items or services for which payment may be made in whole or in part under a federal or state health care program.  A number of states have passed similar laws, some of which apply even more broadly than the federal statute because they are not limited to federal or state reimbursed items or services and apply to items and services that may be reimbursed by any payer.

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

     For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. Therapy across targeted wound types.  A successful clinical trial program is necessary to maintain and increase rentals and sales of V.A.C. Therapy products, in addition to supporting and maintaining third-party reimbursement of these products in the United States and abroad, particularly in Europe and Canada.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of V.A.C. Therapy, physicians may elect not to use V.A.C. Therapy as a treatment in general, or for the type of wound in question.  Furthermore, in the event of an adverse clinical trial outcome, V.A.C. Therapy may not achieve “standard-of-care” designations for the wound types in question, which could deter the adoption of V.A.C. Therapy in those wound types or others.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover V.A.C. Therapy, limit the manner in which they cover V.A.C. Therapy, or reduce the price they are willing to pay or reimburse for V.A.C. Therapy.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental of surfaces products and rental and sales of V.A.C. Therapy systems and related disposables.

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 79% of our total revenue for the six months ended June 30, 2007, of which sales of V.A.C. disposables represented approximately 24%.  Accordingly, a disruption in the supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

     In addition, Stryker Medical is a sole supplier of frames used to manufacture our KinAir IV, TheraPulse and TriaDyne Proventa products.  Stryker Medical has informed us that they will cease supplying frames to us by the end of 2007.  Current inventory levels and additional purchases to be made in 2007 will provide sufficient frames for use in the next 2-3 years.  Various options to address this situation are currently being considered and we do not believe our production of these products will be impacted.

Our international business operations are subject to risks that could adversely affect our operating results.

     Our operations outside the United States, which represented approximately $212.9 million, or 27.8%, of our total revenue for the six months ended June 30, 2007 and $377.9 million, or 27.5%, of KCI’s total revenue for the year ended December 31, 2006, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

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

     Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.  In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other tax authorities, which, if adversely determined could negatively impact our operating results.

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

     In this regard, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government health care programs.  Further, under separate statutes, submission of claims for payment or causing such claims to be submitted that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (in thousands, except per share amounts):

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares That
	Total Number of	Average Price	Publicly Announced	May Yet be Purchased
Period	Shares Purchased (1)	Paid per Share	Programs (2)	Under the Programs (2)

April 1, 2007 to
April 30, 2007	11	$ 50.67	11	$ 87,990
	____	_____	____	______

May 1, 2007 to
May 31, 2007	-	$ 47.25	-	$ 87,986
	____	_____	____	______

June 1, 2007 to
June 30, 2007	-	$ 49.99	-	$ 87,979
	____	_____	____	______

(1) During the second quarter of 2007, KCI purchased and retired approximately 11,000 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(2) In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock through the third quarter of 2007.  During the six months ended June 30, 2007, KCI repurchased shares for minimum tax withholdings and exercise price of employee stock option exercises and minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under this program during the first six months of 2007.  As of June 30, 2007, the remaining authorized amount for share repurchases under this program was $88.0 million.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 22, 2007, we held our Annual Meeting of Shareholders.  At the meeting, our shareholders elected the following individuals to serve as our directors:

Class A Directors:	For	Withheld

David J. Simpson	63,207,204	1,570,618

Class C Directors:	For	Withheld

Catherine M. Burzik	63,315,744	1,462,078
Ronald W. Dollens	63,456,058	1,321,764
John P. Byrnes	63,450,454	1,327,368
Harry R. Jacobson, M.D.	62,870,058	1,907,764

     Our shareholders further approved and authorized the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.  With respect to this matter, 64,276,542 shares were voted in favor of ratification, 488,083 shares were voted against, and 13,197 shares abstained.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Employment Separation and Release Agreement, dated June 12, 2007, between Kinetic Concepts, Inc. and
Mark Carbeau.
10.2	Settlement Agreement, dated June 25, 2007, between KCI Europe Holding B.V. and Jörg Menten.
10.3	Offer letter, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub.
10.4	Executive Retention Agreement, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                      KINETIC CONCEPTS, INC.
                                                                                                               (REGISTRANT)

Date:      July 27, 2007                                                         By:      /s/  CATHERINE M. BURZIK
                                                                                                     Catherine M. Burzik
                                                                                                    President and Chief Executive Officer
                                                                                                    (Duly Authorized Officer)

Date:      July 27, 2007                                                         By:      /s/  MARTIN J. LANDON
                                                                                                    Martin J. Landon
                                                                                                    Senior Vice President and Chief Financial Officer
                                                                                                    (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI(1).
3.2	Third Amended and Restated By-laws of KCI(2).
10.1	Employment Separation and Release Agreement, dated June 12, 2007, between Kinetic Concepts, Inc. and
Mark Carbeau.
10.2	Settlement Agreement, dated June 25, 2007, between KCI Europe Holding B.V. and Jörg Menten.
10.3	Offer letter, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub.
10.4	Executive Retention Agreement, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated July 27, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.