Form 10-Q
period 2007-09-30
KINETIC CONCEPTS INC /TX/
filed 2007-11-07
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 001-09913

KINETIC CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.)

8023 Vantage Drive San Antonio, Texas	78230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (210) 524-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes    X     No  ____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
               Large accelerated filer         X             Accelerated filer       ____             Non-accelerated filer       ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                       Yes ____   No    X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                Common Stock: 72,050,334 shares as of November 1, 2007

KINETIC CONCEPTS, INC.

TRADEMARKS

     The following terms are our trademarks and may be used in this report:  ActiV.A.C.®, AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BioDyne®, Changing the Standard of Healing™, DeltaTherm™, Dri-Flo®, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, FirstStep® All In One™, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir®, FluidAir Elite®, GranuFoam®, InterCell®, InfoV.A.C.®, Instaflate™, KCI®, KCI The Clinical Advantage®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, LifeTent™, MaxxAir ETS®, Maxxis® 400, ParaDyne®, PediDyne®, PlexiPulse®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, Seal Check®, SensaT.R.A.C.™, T.R.A.C.®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™,  TheraRest®, TheraRest SMS®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, Unlock the Science of Wound Healing™, V.A.C. GranuFoam Silver®, V.A.C. Instill®, V.A.C.® WhiteFoam, and V.A.C. ® WRN™.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	projections of revenues, expenditures, earnings, or other financial items;
•	expectations for third-party and governmental audits, claims, product approvals and reimbursement;
•	the plans, strategies and objectives of management for future operations;
•	expectation of market size and market acceptance or penetration of the products and services we offer;
•	the effects of any patent litigation on our business;
•	expectations for the outcomes of our clinical trials;
•	attracting and retaining customers;
•	competition in our markets;
•	changes in sources of our supplies;
•	the timing and amount of future equity compensation expenses;
•	productivity of our sales force;
•	future economic conditions or performance, including seasonality;
•	changes in patient demographics;
•	estimated charges for compensation or otherwise; and
•	any statements of assumptions underlying any of the foregoing.

     These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." These risks include growing competition that we face; our dependence on our intellectual property and our ability to protect our intellectual property rights; adverse results from pending litigation; our dependence on new technology; changes in third-party or governmental reimbursement policies; the clinical efficacy of V.A.C. Therapy relative to alternative devices or therapies; adverse results of potential government investigations, laws and regulations; adverse results from related clinical trials; shortages of products resulting from the use of a limited group of suppliers; inherent risks associated with our international business operations; fluctuations in foreign currency exchange rates; changes in effective tax rates or tax audits; the fluctuations in our operating results and the possible inability to meet our published financial guidance.  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	December 31,
	2007	2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$164,174	$107,146
Accounts receivable, net	356,894	327,573
Inventories, net	49,122	43,489
Deferred income taxes	42,369	35,978
Prepaid expenses and other	33,619	17,602

Total current assets	646,178	531,788

Net property, plant and equipment	217,804	217,471
Debt issuance costs, less accumulated amortization of
$87 at 2007 and $15,406 at 2006	2,497	4,848
Deferred income taxes	8,395	7,903
Goodwill	48,897	49,369
Other non-current assets, less accumulated amortization of
$10,220 at 2007 and $9,757 at 2006	24,236	31,063

	$948,007	$842,442

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$35,204	$38,543
Accrued expenses and other	179,825	189,801
Current installments of long-term debt	-	1,446
Income taxes payable	408	21,058

Total current liabilities	215,437	250,848

Long-term debt, net of current installments	88,000	206,175
Non-current tax liabilities	34,928	-
Deferred income taxes	9,393	19,627
Other non-current liabilities	8,090	9,579

	355,848	486,229

Shareholders' equity:
Common stock; authorized 225,000 at 2007 and 2006,
issued and outstanding 71,931 at 2007 and 70,461 at 2006	72	70
Preferred stock; authorized 50,000 at 2007 and 2006; issued and
outstanding 0 at 2007 and 2006	-	-
Additional paid-in capital	627,872	575,539
Retained deficit	(73,672)	(244,325)
Accumulated other comprehensive income	37,887	24,929

Shareholders' equity	592,159	356,213

	$948,007	$842,442

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Rental	$295,371	$252,974	$844,400	$716,740
Sales	115,509	97,883	331,948	283,405

Total revenue	410,880	350,857	1,176,348	1,000,145

Rental expenses	170,742	156,466	506,047	445,984
Cost of sales	35,917	30,254	104,764	87,222

Gross profit	204,221	164,137	565,537	466,939

Selling, general and administrative expenses	94,349	75,182	261,183	215,807
Research and development expenses	10,996	9,174	32,200	25,056

Operating earnings	98,876	79,781	272,154	226,076

Interest income and other	689	1,660	3,569	3,787
Interest expense	(10,176)	(5,337)	(18,398)	(15,311)
Foreign currency gain (loss)	328	(747)	(124)	(1,125)

Earnings before income taxes	89,717	75,357	257,201	213,427

Income taxes	30,692	26,375	86,548	69,297

Net earnings	$59,025	$48,982	$170,653	$144,130

Net earnings per share:
Basic	$0.83	$0.69	$2.41	$2.03

Diluted	$0.82	$0.67	$2.39	$1.97

Weighted average shares outstanding:
Basic	71,214	71,235	70,791	71,098

Diluted	71,929	73,105	71,490	73,321

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$170,653	$144,130
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation, amortization and other	67,785	58,327
Provision for bad debt	5,519	10,490
Amortization of deferred gain on sale of headquarters facility	(803)	(803)
Write-off of deferred debt issuance costs	3,922	1,262
Share-based compensation expense	17,908	11,397
Excess tax benefit from share-based payment arrangements	(12,582)	(29,286)
Change in assets and liabilities:
Increase in accounts receivable, net	(30,781)	(38,287)
Increase in inventories, net	(7,284)	(12,861)
Increase in prepaid expenses and other	(7,987)	(7,295)
Increase in deferred income taxes, net	(17,135)	(13,594)
Decrease in accounts payable	(2,934)	(8,757)
Decrease in accrued expenses and other	(9,779)	(8,133)
Increase in tax liabilities, net	27,963	42,514

Net cash provided by operating activities	204,465	149,104

Cash flows from investing activities:
Additions to property, plant and equipment	(53,947)	(54,195)
Increase in inventory to be converted into equipment
for short-term rental	(13,500)	(6,000)
Dispositions of property, plant and equipment	1,239	1,136
Purchase of investments	(36,425)	-
Maturities of investments	36,425	-
Increase in other non-current assets	(1,288)	(3,967)

Net cash used by investing activities	(67,496)	(63,026)

Cash flows from financing activities:
Proceeds from revolving credit facility	188,000	-
Repayments of long-term debt, capital lease and other obligations	(307,584)	(67,638)
Payments of debt issuance costs	(2,268)	-
Repurchase of common stock in open-market transactions	-	(83,943)
Excess tax benefit from share-based payment arrangements	12,582	29,286
Proceeds from exercise of stock options	21,634	8,521
Purchase of immature shares for minimum tax withholdings	(2,321)	(20,910)
Proceeds from purchase of stock in ESPP and other	2,142	2,270

Net cash used by financing activities	(87,815)	(132,414)

Effect of exchange rate changes on cash and cash equivalents	7,874	3,682

Net increase (decrease) in cash and cash equivalents	57,028	(42,654)
Cash and cash equivalents, beginning of period	107,146	123,383

Cash and cash equivalents, end of period	$164,174	$80,729

Cash paid during the nine months for:
Interest, net of cash received from interest rate swap agreements	$14,129	$11,868
Income taxes, net of refunds	$76,777	$40,550

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

     The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)     Income Taxes

     We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rates for the third quarter and the first nine months of 2007 were 34.2% and 33.7%, respectively, compared to 35.0% and 32.5% for the corresponding periods in 2006.  Our effective rate is lower than our statutory rate due to the impact of the domestic production deduction, research and development credit and earnings in lower-tax foreign jurisdictions.  In addition, the lower income tax rate for the first nine months of the prior year resulted from the favorable resolution of tax contingencies.  (See Note 5: Income Taxes)

(c)     Recently Adopted Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.  This Issue provides that a company may adopt a policy of presenting taxes within revenue either on a gross basis or on a net basis.  If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our condensed consolidated financial statements.  We present sales tax on a net basis in our condensed consolidated financial statements.

     In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.  (See Note 5: Income Taxes)

     In May 2007, the FASB issued FASB Staff Position FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The implementation of this standard did not have an impact on our results of operations or our financial position.

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

(2)     REFINANCING

     New Senior Credit Facility.  On July 31, 2007, we entered into a new $500.0 million senior secured revolving credit facility due July 30, 2012, with Citibank, N.A. as administrative agent for the lenders thereunder.  We used proceeds from borrowings under the new credit facility primarily to repay the remaining outstanding balance of $114.1 million under our previously-existing senior credit facility due 2010 and to redeem the remaining $68.1 million outstanding on our 7 ⅜% Senior Subordinated Notes due 2013.  Borrowings under the new senior credit facility are secured by a first-priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our foreign subsidiaries.  (See Note 4: Long-Term Debt)

     Redemption of 7 ⅜% Senior Subordinated Notes.  As of August 1, 2007, we had $68.1 million outstanding in 7 ⅜% Senior Subordinated Notes due 2013.  On that date, we notified the holders of these notes that, pursuant to their terms, we would redeem all such outstanding notes for a purchase price of 100.0% of their principal amount plus accrued but unpaid interest to the date of redemption plus an early redemption premium based on a reference treasury yield chosen in accordance with the senior credit agreement plus 0.5%. The redemption was completed on August 31, 2007.  The total early redemption premium paid was $3.6 million and is included within interest expense on our condensed consolidated statements of earnings.

      The repayment of our previously-existing senior credit facility and the redemption of our senior subordinated notes using proceeds from the new senior revolving credit facility are referred to herein collectively as the "Refinancing."  We recorded Refinancing expenses associated with these transactions of $4.5 million, net of income taxes, or $0.06 per diluted share, in the third quarter of 2007.  These expenses included the write-off of capitalized debt issuance costs associated with the repayment of our previous debt and the payment of an early redemption premium due to the holders of our senior subordinated notes.  These Refinancing expenses are included within interest expense on our condensed consolidated statements of earnings.

     The following sets forth the sources and uses of funds in connection with the Refinancing (dollars in thousands):

Amount
Source of funds:
Borrowings under new senior revolving credit facility	$188,000
Cash on hand	2,417

$190,417

Use of funds:
Repayment of debt under previous senior credit facility	$114,133
Redemption of 7 ⅜% Senior Subordinated Notes (1)	71,775
Payment of accrued interest	2,241
Transaction fees and expenses for the Refinancing (2)	2,268

$190,417

(1) Includes early redemption premium of 5.355% of the aggregate principal amount pursuant to the terms of the 7 ⅜% Senior Subordinated Notes due 2013.
(2) Transaction fees and expenses for the Refinancing have been deferred and will be amortized over the life of the new senior revolving credit facility.

(3)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable

     Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$111,101	$102,212
Medicare / Medicaid	72,109	65,727
Managed care, insurance and other	154,603	136,506

USA - Trade accounts receivable	337,813	304,445

International	115,906	104,804

Total trade accounts receivable	453,719	409,249

Less: Allowance for revenue adjustments	(96,472)	(81,160)

Gross trade accounts receivable	357,247	328,089

Less: Allowance for bad debt	(7,087)	(7,328)

Net trade accounts receivable	350,160	320,761

Employee and other receivables	6,734	6,812

	$356,894	$327,573

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  International trade accounts receivable consist primarily of amounts due from acute care organizations.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's or payer’s inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

(b)     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Finished goods	$30,789	$22,975
Work in process	3,296	2,104
Raw materials, supplies and parts	44,293	32,299

	78,378	57,378

Less: Amounts expected to be converted
into equipment for short-term rental	(24,300)	(10,800)
Reserve for excess and obsolete inventory	(4,956)	(3,089)

	$49,122	$43,489

(4)     LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Senior Revolving Credit Facility – due 2012	$88,000	$-
Senior Credit Facility – Term loan B2 due 2010 (1)	-	139,494
7 ⅜% Senior Subordinated Notes due 2013 (1)	-	68,127

	88,000	207,621
Less current installments	-	(1,446)

	$88,000	$206,175

(1) Outstanding amounts were repaid in connection with Refinancing completed in third quarter of 2007. (See Note 2: Refinancing)

Senior Credit Facility

     On July 31, 2007, we entered into a new $500.0 million senior secured revolving credit facility due July 30, 2012.

     Loans. The senior credit facility consists of a $500.0 million revolving credit facility increasable, at any time, up to $650.0 million upon satisfaction of certain conditions.  Amounts available under the new senior credit facility are available for borrowing and reborrowing until maturity and up to $60.0 million of the revolving credit facility is available for letters of credit.  At September 30, 2007, $88.0 million was outstanding under the revolving credit facility.  In addition, we had outstanding letters of credit in the aggregate amount of $8.7 million, none of which have been drawn upon by the beneficiaries thereunder.  The resulting availability under the revolving credit facility was $403.3 million at September 30, 2007.

     Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the Base Rate, as defined in the senior credit agreement, or the Eurocurrency Rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to Moody’s and Standard and Poor’s credit rating of the new senior credit facility and ranges from 0.40% to 1.25% in the case of loans based on the Eurocurrency Rate and 0.0% to 0.25% in the case of loans based on the Base Rate.

     We may choose Base Rate or Eurocurrency Rate pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurocurrency borrowings. Interest on Base Rate borrowings is payable quarterly in arrears.  Interest on Eurocurrency borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months.  Interest on all past due amounts will accrue at 2.0% over the applicable rate.

     Collateral. The senior credit facility is secured by a first-priority security interest in (a) substantially all shares of capital stock and intercompany receivables of each of our present and future subsidiaries (limited in the case of certain foreign subsidiaries to 65% of the capital stock or membership interests of such entity) and (b) substantially all of our present and future real property (with a value in excess of $10 million individually), and the present and future assets of our subsidiaries that are or will be guarantors under the senior credit facility.  The security interest is subject to certain exceptions and permitted liens.

     Guarantors. Our obligations under the senior credit facility are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than foreign subsidiaries or subsidiaries whose only assets are investments in foreign subsidiaries.

     Maturity. The senior credit facility matures on July 30, 2012.

     Prepayments. We may prepay, in full or in part, borrowings under the senior credit facility without premium or penalty, subject to a minimum prepayment amount and increment limitations.

     Representations. The senior credit facility contains representations generally customary for similar facilities and transactions.

     Covenants. The senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions.  The material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

•
limitations on other debt, with unlimited permission to incur unsecured indebtedness and up to $60.0 million of secured indebtedness (subject to compliance with financial covenants) and with baskets for, among other things, debt used to acquire fixed or capital assets, debt of foreign subsidiaries for working-capital purposes, certain intercompany debt, debt of newly-acquired subsidiaries, debt under certain nonspeculative interest rate and foreign currency swaps, certain ordinary-course debt, and certain sale-leaseback transactions;

•	limitations on other liens, with baskets for certain ordinary-course liens, liens under allowed sale-leaseback transactions and liens securing debt that may be allowed as described above;
•	limitations on mergers or consolidations and on sales of assets with baskets for certain ordinary course asset sales and certain asset sales for fair market value;
•
limitations on investments, with baskets for certain ordinary-course extensions of trade credit, investments in cash equivalents, certain intercompany investments, interest rate and foreign currency swaps otherwise permitted, and certain acquisitions; and

•	limitations on changes in the nature of the business, on changes in KCI’s fiscal year, and on changes in organizational documents.

     We are permitted to effect unlimited repurchases of our capital stock when our leverage ratio is less than or equal to 3.0 to 1.0 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 3.0 to 1.0, open-market repurchases of our common stock are limited to $300.0 million until such time as the leverage ratio has been restored.  In addition, we have the unlimited ability to pay dividends on our capital stock if our pro forma leverage ratio, as defined in the senior credit agreement, is less than 3.0 to 1.0.  As of September 30, 2007, our leverage ratio was 0.2 to 1.0.

     The senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios.  It will be an event of default if we permit any of the following:

•	as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than 4.0 to 1.0, or
•	as of the last day of any fiscal quarter, our ratio of EBITDA to consolidated cash interest expense, as defined in the senior credit agreement, to be less than 2.5 to 1.0.

     As of September 30, 2007, we were in compliance with all covenants under the senior credit agreement.

     Events of Default. The 2007 senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative,  negative or financial covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control, defaults with respect to certain Employee Retirement Income Security Act (ERISA) obligations and termination of the license agreement with Wake Forest University Health Sciences relating to our negative pressure wound therapy line of products.

(5)     INCOME TAXES

     On January 1, 2007, KCI adopted the provisions of FIN 48.  We recognized no change in the amount of our reported liability for unrecognized income tax benefits as a result of the implementation of FIN 48.  As of January 1, 2007, we had $28.7 million of unrecognized tax benefits that were reclassified as long-term liabilities, of which $24.4 million would favorably impact our effective tax rate, if recognized.  At September 30, 2007, unrecognized tax benefits totaled $30.8 million.

     KCI’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  KCI had $5.4 million accrued for interest and $270,000 accrued for penalties at January 1, 2007.

     KCI is subject to U.S. federal income tax, multiple state tax, and foreign income tax. In general, the tax years 2002 through 2007 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

     KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, a portion of our unrecognized tax benefit could be reduced within the next twelve months.

(6)     EARNINGS PER SHARE

     Net earnings per share were calculated using the weighted average number of shares outstanding.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$59,025	$48,982	$170,653	$144,130

Weighted average shares outstanding:
Basic	71,214	71,235	70,791	71,098
Dilutive potential common shares from stock
options and restricted stock (1)	715	1,870	699	2,223

Diluted	71,929	73,105	71,490	73,321

Basic net earnings per share	$0.83	$0.69	$2.41	$2.03

Diluted net earnings per share	$0.82	$0.67	$2.39	$1.97

(1) Potentially dilutive stock options and restricted stock totaling 1,305 shares and 2,597 shares for the three months ended September 30, 2007 and 2006, respectively, and 1,738 shares and 2,523 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(7)     STOCK OPTION PLANS

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

     As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year periods.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental expenses	$1,292	$1,056	$4,122	$3,014
Cost of sales	140	110	513	346
Selling, general and administrative expenses	5,198	2,828	13,273	8,037

Pre-tax share-based compensation expense	6,630	3,994	17,908	11,397
Less: Income tax benefit	(2,072)	(1,242)	(5,120)	(3,322)

Total share-based compensation expense, net of tax	$4,558	$2,752	$12,788	$8,075

Diluted net earnings per share impact	$0.06	$0.04	$0.18	$0.11

     During the first nine months of 2007 and 2006, KCI granted approximately 907,000 and 911,000 options, respectively, to purchase shares of common stock under the equity plans.  The weighted-average estimated fair value of stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $24.09 and $18.69 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	Nine months ended
	September 30,
	2007	2006

Expected stock volatility	39.7%	37.8%
Expected dividend yield	-	-
Risk-free interest rate	4.6%	4.9%
Expected life (years)	6.2	6.2

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

     A summary of our stock option activity, and related information, for the nine months ended September 30, 2007 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – beginning of year	4,207	$32.51
Granted	907	$51.87
Exercised	(1,304)	$16.89
Forfeited/Expired	(440)	$46.56

Options outstanding – September 30, 2007	3,370	$41.93	7.70	$49,996

Exercisable as of September 30, 2007	927	$38.57	5.67	$17,196

     The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first nine months of 2007, the total intrinsic value of stock options exercised was $45.9 million.  Cash received from stock options exercised during the first nine months of 2007 and 2006 was $21.6 million and $8.5 million, respectively.

     As of September 30, 2007, there was $46.4 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

     During the first nine months of 2007 and 2006, we issued approximately 246,000 and 249,000 shares of restricted stock and restricted stock units under the equity plans, at a weighted average estimated fair value of $52.00 and $41.03, respectively.  The following table summarizes restricted stock activity for the nine months ended September 30, 2007:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2007	532	$43.10
Granted	246	$52.00
Vested and Distributed	(62)	$54.45
Forfeited	(99)	$45.96

Unvested Shares – September 30, 2007	617	$45.05

     As of September 30, 2007, there was $22.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

     KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(8)     SHARE REPURCHASE PROGRAM

     In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock.  In August 2007, the Board authorized a one-year extension of this share repurchase program through September 30, 2008.  As of September 30, 2007, the authorized amount for share repurchases under this program was $87.5 million.  Pursuant to the share repurchase program, we have entered into a pre-arranged purchase plan under Rule 10b5-1 of the Exchange Act authorizing repurchases of up to $87.0 million of KCI common stock if our stock price is below certain levels.

     During the second half of 2006, a significant portion of the authorized shares were repurchased in accordance with a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act.  During the first nine months of 2007, we repurchased and retired approximately 53,300 shares of KCI common stock at an average price of $50.64 per share for an aggregate purchase price of $2.7 million.  The stock repurchased in 2007 resulted from the purchase and retirement of shares in connection with the net share settlement exercise of employee stock options for the minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the share repurchase program during the first nine months of 2007.

     The purchase price for shares of KCI's common stock repurchased under the program has been reflected as a reduction to shareholders’ equity.  In accordance with Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained deficit.  The share repurchases since the inception of this program are summarized in the table below (amounts in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Equity

Repurchase of common stock	3,588	$38,590	$73,877	$112,467

(9)     OTHER COMPREHENSIVE INCOME

     KCI follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income and its components.  Comprehensive income for the quarter ended September 30, 2007 and 2006 was $68.6 million and $47.7 million, respectively, and for the nine months ended September 30, 2007 and 2006 was $183.6 million and $156.2 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of foreign currency translation adjustment gains of $9.5 million and $12.9 million for the three-month and nine-month periods ended September 30, 2007, respectively.  For the three-month and nine-month periods ended September 30, 2006, the foreign currency translation adjustment was a loss of approximately $790,000 and a gain of $13.3 million, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

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

     On September 25, 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc.  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On October 15, 2007, we filed a motion to dismiss the case for lack of standing.

     Although it is not possible to reliably predict the outcome of the patent cases described above, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $699.2 million for the nine months ended September 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.4% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $143.1 million for the nine months ended September 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.2% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

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

     From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information. The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on Negative Pressure Wound Therapy, or NPWT, in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to the Centers for Medicare and Medicaid Services, or CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by CMS, the Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and other third-party payers for refunds or recoupments of amounts previously paid to us.

     In June 2007, the DMAC for Region D notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and are awaiting a final determination from the regional DMAC.  While CMS requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a DMAC request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, CMS may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit which could have a material adverse effect on our financial condition and results of operations.  We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  Under standard CMS procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  At this time, it is not possible for us to determine whether CMS will deny any significant number of claims in the existing audits, or whether CMS will make any recoupment demands based on the data requested in the existing post-payment audit.  Also, it is not possible for KCI to estimate the magnitude of such demands, if any.

     Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

     As of September 30, 2007, our commitments for the purchase of new product inventory were $43.3 million, including approximately $15.0 million of disposable products from our main disposable supplier and $14.4 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(11)     SEGMENT AND GEOGRAPHIC INFORMATION

     We are principally engaged in the rental and sale of advanced wound-care systems and therapeutic systems and surfaces throughout the United States and in 17 primary countries internationally.  Revenues are attributed to individual countries based on the location of the customer.

     We define our business segments based on geographic management responsibility.  We have two reportable segments: the United States, which includes Puerto Rico, and International, which includes operations for all countries outside of the United States. We have two primary product lines: V.A.C. and therapeutic surfaces/other.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest income and other, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
USA
V.A.C.	$244,924	$209,271	$699,176	$588,769
Therapeutic surfaces/other	49,122	44,955	147,468	136,750

Subtotal – USA	294,046	254,226	846,644	725,519

International
V.A.C.	83,971	67,540	235,589	187,131
Therapeutic surfaces/other	32,863	29,091	94,115	87,495

Subtotal - International	116,834	96,631	329,704	274,626

Total revenue	$410,880	$350,857	$1,176,348	$1,000,145

Operating earnings:
USA	$120,685	$98,476	$341,597	$284,567
International	17,785	13,639	47,960	36,758

Other (1):
Executive	(13,180)	(7,309)	(39,073)	(19,738)
Finance	(11,604)	(10,074)	(35,155)	(30,237)
Manufacturing/Engineering	(3,252)	(3,053)	(9,898)	(8,314)
Administration	(11,558)	(11,898)	(33,277)	(36,960)

Total other	(39,594)	(32,334)	(117,403)	(95,249)

Total operating earnings	$98,876	$79,781	$272,154	$226,076

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

General

     Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound-care and therapeutic surfaces.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound-care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic surfaces, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our strategy is to maximize global penetration of our existing therapeutic V.A.C. and surfaces product lines, accelerate the development of new business opportunities through focused research and development activities, and expand our product portfolio through acquisition and licensing opportunities.

     We have direct operations in the United States, Canada, Western Europe, Australia, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: the United States, or domestic, and International.  Operations in the United States accounted for approximately 72% and 73% of our total revenue for the nine-month periods ended September 30, 2007 and 2006, respectively.

     For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related disposables, which accounted for approximately 79% of total revenue for the nine months ended September 30, 2007, up from 78% for the same period in 2006.  We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the nine months ended September 30, 2007, we bill our customers directly, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and bill third-party payers directly, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting on a direct billing basis.

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

     We believe the growth in our domestic V.A.C. Therapy revenue has been due in part to the availability of Medicare reimbursement for our products in the home.  Beginning in 2005, an increasing number of devices being marketed to compete with V.A.C. Therapy systems have obtained similar reimbursement codes.  Also, in April 2007, the Centers for Medicare and Medicaid Services, or CMS, released final rules on competitive bidding for certain Medicare covered durable medical equipment, including Negative Pressure Wound Therapy, or NPWT, which establish procedures to set competitively-bid reimbursement amounts for such items in ten designated metropolitan areas.  In the first phase of the program, new competitively-bid reimbursement amounts would be paid to winning bidders beginning in July 2008 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a competitively-bid metropolitan area, except in limited circumstances.  The competitive bidding program could have a negative impact on our Medicare reimbursement, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products in competitively-bid metropolitan areas.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $10.3 million, or 1.5% of our total U.S. V.A.C. revenue, or 0.9% of KCI’s total revenue for the nine months ended September 30, 2007.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in 2009.

As a health care supplier, we are subject to extensive government regulation directed at ascertaining the appropriateness of reimbursement and preventing fraud and abuse under various government programs.  From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  In June 2007, the U.S. Department of Health and Human Services Office of the Inspector General, or OIG, issued a report on a study it conducted with regard to NPWT claims submitted to CMS for reimbursement during 2004.  The OIG report made a number of recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by CMS, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.  We are currently participating in a post-payment claims audit by a CMS regional contractor.  If a determination were made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended pre-payment review, which could slow our collections process and increase our administrative costs for providing V.A.C. Therapy.  If CMS were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also adversely affect our business and operating results.

Competitive Strengths

We believe we have the following competitive strengths:

Innovation and commercialization.  KCI has a successful track record spanning over 30 years in commercializing novel technologies in advanced wound care and therapeutic surfaces.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program to advance our understanding of the science of wound healing and the physical and biologic processes that can be influenced to treat a variety of wounds.  Through such efforts, we seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  Recent innovations include the launch of the next-generation InfoV.A.C. and ActiV.A.C. therapy systems.

Product differentiation and superior clinical efficacy.  We differentiate our continuum of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven superior outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic surfaces is supported by an extensive collection of published clinical studies, peer-reviewed journal articles, and textbook citations, which aid adoption by clinicians.  In the second quarter of 2007, we announced the results of a large, multi-center randomized controlled clinical trial utilizing V.A.C. Therapy in the treatment of diabetic foot ulcers, which resulted in the following statistically significant results as compared to the control group for the following:

•	a significant increase in the number of wounds that completely closed;
•	a significant improvement in the time to achieve wound closure;
•	a significant improvement in the formation of granulation tissue, which is essential for successful wound healing; and
•	a 62% reduction in the likelihood of secondary amputation for patients with these complex wounds.

This is the first time that a wound healing modality has been shown to have an impact on limb salvage.

KCI also continues to successfully distinguish its products from competitive offerings through unique FDA-approved marketing and labeling claims such as the V.A.C. Therapy System is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following an extensive review of clinical data, new claims were approved by the FDA in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These newly-issued claims are unique to KCI’s V.A.C. systems in the field of negative pressure wound therapy.

       Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 1,800 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all health care settings. In the United States, for example, we have relationships with approximately 4,800 acute care hospitals, over 8,600 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care, Medicare and Medicaid.  We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  Our domestic billing and collections organization consists of over 1,200 team members and we have over 350 contracts with some of the largest private insurance payers in the U.S.

Extensive service center network.  With a network of 143 U.S. and 67 international service centers, we are able to rapidly deliver our critically needed products to major hospitals in the United States, Canada, Australia and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

Recent Developments

On July 31, 2007, we entered into a $500.0 million senior secured revolving credit facility due July 30, 2012, with Citibank, N.A. as administrative agent for the lenders thereunder.  The terms of the new facility include various financial and other covenants. Prior to the Refinancing, we had outstanding a $114.1 million term loan due 2010 and $68.1 million of 7 ⅜% Senior Subordinated Notes due 2013.  Additionally, our then-existing revolving credit facility was scheduled to expire in August 2009.  We entered into the new credit facility in order to address the approaching maturities, to provide increased financial flexibility and to take advantage of a favorable debt capital market environment.

The new facility replaced our then-existing $100.0 million six-year senior secured revolving credit facility maturing in August 2009 and the $114.1 million outstanding under our seven-year term loan B2 facility maturing in August 2010.   Proceeds from the new credit facility were used to retire all of our previously existing debt and to pay fees and expenses associated with the Refinancing.

We recorded Refinancing expenses associated with these transactions of $4.5 million, net of income taxes, or $0.06 per diluted share, in the third quarter of 2007.  These expenses included the write-off of capitalized debt issuance costs associated with the repayment of our previous debt and the payment of an early redemption premium due to the holders of our senior subordinated notes.

On September 19, 2007, we announced plans for the development of a new manufacturing and distribution facility in Athlone, Ireland.  This facility will manufacture our next generation V.A.C. Therapy units and certain related disposables, and will also be a key component of our supply chain as we further expand our reach into Europe.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change in each line item, comparing the third quarter of 2007 to the third quarter of 2006 and the first nine months of 2007 to the first nine months of 2006:

	Three months ended			Nine months ended
	September 30,			September 30,
			%			%
	2007	2006	Change (1)	2007	2006	Change (1)
Revenue:
Rental	71.9%	72.1%	16.8%	71.8%	71.7%	17.8%
Sales	28.1	27.9	18.0	28.2	28.3	17.1

Total revenue	100.0%	100.0%	17.1%	100.0%	100.0%	17.6%

Rental expenses	41.6	44.6	9.1	43.0	44.6	13.5
Cost of sales	8.7	8.6	18.7	8.9	8.7	20.1

Gross profit	49.7	46.8	24.4	48.1	46.7	21.1

Selling, general and administrative expenses	22.9	21.5	25.5	22.3	21.6	21.0
Research and development expenses	2.7	2.6	19.9	2.7	2.5	28.5

Operating earnings	24.1	22.7	23.9	23.1	22.6	20.4

Interest income and other	0.1	0.5	(58.5)	0.3	0.3	(5.8)
Interest expense	(2.5)	(1.5)	90.7	(1.5)	(1.5)	20.2
Foreign currency gain (loss)	0.1	(0.2)	-	-	(0.1)	(89.0)

Earnings before income taxes	21.8	21.5	19.1	21.9	21.3	20.5

Income taxes	7.4	7.5	16.4	7.4	6.9	24.9

Net earnings	14.4%	14.0%	20.5%	14.5%	14.4%	18.4%

(1) Percentage change represents the change in dollars between periods.

     The following table sets forth, for the periods indicated, total revenue for V.A.C. systems and therapeutic surfaces/other and the amount of revenue derived from each of our geographical segments: the United States and International (dollars in thousands):

	Three months ended			Nine months ended
	September 30,			September 30,
			%			%
	2007	2006	Change	2007	2006	Change
Total Revenue:
V.A.C.
Rental	$226,114	$191,411	18.1%	$641,713	$531,590	20.7%
Sales	102,781	85,400	20.4	293,052	244,310	20.0

Total V.A.C.	328,895	276,811	18.8	934,765	775,900	20.5

Therapeutic surfaces/other
Rental	69,257	61,563	12.5	202,687	185,150	9.5
Sales	12,728	12,483	2.0	38,896	39,095	(0.5)

Total therapeutic surfaces/other	81,985	74,046	10.7	241,583	224,245	7.7

Total rental revenue	295,371	252,974	16.8	844,400	716,740	17.8
Total sales revenue	115,509	97,883	18.0	331,948	283,405	17.1

Total Revenue	$410,880	$350,857	17.1%	$1,176,348	$1,000,145	17.6%

USA Revenue:
V.A.C.
Rental	$183,186	$156,981	16.7%	$523,003	$439,526	19.0%
Sales	61,738	52,290	18.1	176,173	149,243	18.0

Total V.A.C.	244,924	209,271	17.0	699,176	588,769	18.8

Therapeutic surfaces/other
Rental	42,994	38,010	13.1	127,856	116,205	10.0
Sales	6,128	6,945	(11.8)	19,612	20,545	(4.5)

Total therapeutic surfaces/other	49,122	44,955	9.3	147,468	136,750	7.8

Total USA rental	226,180	194,991	16.0	650,859	555,731	17.1
Total USA sales	67,866	59,235	14.6	195,785	169,788	15.3

Total - USA Revenue	$294,046	$254,226	15.7%	$846,644	$725,519	16.7%

International Revenue:
V.A.C.
Rental	$42,928	$34,430	24.7%	$118,710	$92,064	28.9%
Sales	41,043	33,110	24.0	116,879	95,067	22.9

Total V.A.C.	83,971	67,540	24.3	235,589	187,131	25.9

Therapeutic surfaces/other
Rental	26,263	23,553	11.5	74,831	68,945	8.5
Sales	6,600	5,538	19.2	19,284	18,550	4.0

Total therapeutic surfaces/other	32,863	29,091	13.0	94,115	87,495	7.6

Total International rental	69,191	57,983	19.3	193,541	161,009	20.2
Total International sales	47,643	38,648	23.3	136,163	113,617	19.8

Total - International Revenue	$116,834	$96,631	20.9%	$329,704	$274,626	20.1%

     For additional discussion on segment and geographical information, see Note 11 to our condensed consolidated financial statements.

     Total Revenue.  Total revenue for the third quarter of 2007 was $410.9 million, an increase of $60.0 million, or 17.1%, from the prior-year period.  Total revenue for the first nine months of 2007 was $1.18 billion, an increase of $176.2 million, or 17.6%, from the prior-year period.  The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and increased rental volumes of therapeutic surfaces.  Foreign currency exchange rate movements favorably impacted total revenue by 2.4% and 2.1% in the third quarter and first nine months of 2007, respectively, compared to the corresponding periods of the prior year.

     Domestic Revenue.  Domestic revenue was $294.0 million for the third quarter and $846.6 million for the first nine months of 2007, representing increases of 15.7% and 16.7%, respectively, from the prior year.

     Domestic V.A.C. revenue of $244.9 million for the third quarter and $699.2 million for the first nine months of 2007 increased 17.0% and 18.8%, respectively, compared to the same periods of the prior year due primarily to higher rental and sales unit volume, resulting from increased market penetration.  Growth in unit volume was reported across all care settings.  Domestic V.A.C. rental revenue of $183.2 million for the third quarter of 2007 increased $26.2 million, or 16.7%, due to a 17.6% increase in rental unit volume compared to the prior-year period.  For the first nine months of 2007, domestic V.A.C. rental revenue of $523.0 million increased $83.5 million, or 19.0%, due to a 19.8% increase in rental unit volume compared to the prior-year period.  Domestic V.A.C. sales revenue of $61.7 million in the third quarter and $176.2 million in the first nine months of 2007 increased 18.1% and 18.0%, respectively, from the prior-year periods.  The increase was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume.

     Domestic therapeutic surfaces/other revenue was $49.1 million for the third quarter and $147.5 million for the first nine months of 2007, representing increases of 9.3% and 7.8%, respectively, from the prior-year periods due to increased market penetration.

     International Revenue.  International revenue of $116.8 million for the third quarter and $329.7 million for the first nine months of 2007 increased 20.9% and 20.1%, respectively, compared to the same periods in the prior year.  These increases were due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements favorably impacted total international revenue by 8.6% and 7.6% in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year.

     International V.A.C. revenue of $84.0 million for the third quarter and $235.6 million in the first nine months of 2007 increased 24.3% and 25.9%, respectively, compared to the same periods of the prior year due to higher V.A.C. rental and sales unit volume and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements favorably impacted international V.A.C revenue by 8.8% and 8.0% in the third quarter and first nine months of 2007, respectively, compared to the corresponding periods in the prior year.  International V.A.C. rental revenue of $42.9 million for the third quarter of 2007 increased $8.5 million, or 24.7%, due primarily to a 22.9% increase in rental unit volume compared to the prior-year period.  For the first nine months of 2007, international V.A.C. rental revenue of $118.7 million increased by $26.6 million, or 28.9%, due to a 23.7% increase in rental unit volume compared to the prior-year period.  Higher international unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing and payer mix changes.  Additionally, foreign currency exchange rate movements favorably impacted international V.A.C. rental revenue by 8.9% and 8.2% in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. International V.A.C. sales revenue of $41.0 million in the third quarter and $116.9 million in the first nine months of 2007 increased 24.0% and 22.9%, respectively, compared to the prior-year periods.  The increase was due primarily to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume, partially offset by a decrease in V.A.C. Therapy unit sales, which take place periodically in some markets.  Foreign currency exchange rate movements favorably impacted international V.A.C. sales revenue by 8.7% and 7.7% in the third quarter and first nine months of 2007, respectively, as compared to the corresponding periods in the prior year.

     International therapeutic surfaces/other revenue of $32.9 million for the third quarter and $94.1 million for the first nine months of 2007 increased 13.0% and 7.6%, respectively, compared to the same periods in the prior year.  This increase was primarily attributable to foreign currency exchange rate movements which favorably impacted international therapeutic surfaces/other revenue by 8.0% and 6.7% for the third quarter and first nine months of 2007, respectively, compared to the prior-year periods.

     Rental Expenses.  Rental expenses were $170.7 million in the third quarter and $506.0 million for the first nine months of 2007, representing increases of 9.1% and 13.5%, respectively, over the prior-year periods.  Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses, as a percentage of total revenue, were 41.6% in the third quarter and 43.0% in the first nine months of 2007 compared to 44.6% for both of the prior-year periods.  This decrease was due to increased market penetration, improved revenue realization levels, increased sales force and service productivity and lower marketing expenditures during the third quarter of 2007 compared to the corresponding period of the prior year.

     Cost of Sales.  Cost of sales were $35.9 million in the third quarter and $104.8 million in the first nine months of 2007, representing increases of 18.7% and 20.1%, respectively, over the prior-year periods.  Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  Sales margins were 68.9% in the third quarter and 68.4% in the first nine months of 2007 compared to 69.1% and 69.2%, respectively, in the same periods of the prior year. The decreased margins were due primarily to a volume purchase discount on V.A.C. disposables recognized in the second and third quarters of 2006.

     Gross Profit.  Gross profit was $204.2 million in the third quarter and $565.5 million in the first nine months of 2007, representing increases of 24.4% and 21.1%, respectively, over the prior-year periods.  Gross profit margin improved 290 basis points in the third quarter of 2007 to 49.7% compared to 46.8% in the prior-year period.  For the first nine months of 2007, our gross profit margin was 48.1%, up from 46.7% in the prior-year period.  The increase in gross profit margin is due primarily to increased market penetration, improved revenue realization levels, increased sales force and service productivity and lower marketing expenditures during the third quarter of 2007.

     Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $94.3 million in the third quarter and $261.2 million in the first nine months of 2007, representing increases of 25.5% and 21.0% over the same periods in the prior year due primarily to management transition costs, share-based compensation and reserve provisions on selected therapeutic surfaces inventory and rental assets.  Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, non-rental asset depreciation, bad debt expense and information systems costs.

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

     As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year periods.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental expenses	$1,292	$1,056	$4,122	$3,014
Cost of sales	140	110	513	346
Selling, general and administrative expenses	5,198	2,828	13,273	8,037

Pre-tax share-based compensation expense	6,630	3,994	17,908	11,397
Less: Income tax benefit	(2,072)	(1,242)	(5,120)	(3,322)

Total share-based compensation expense, net of tax	$4,558	$2,752	$12,788	$8,075

Diluted net earnings per share impact	$0.06	$0.04	$0.18	$0.11

     Research and Development Expenses.  Research and development expenses in the third quarter of 2007 were $11.0 million, representing 2.7% of total revenue as compared to 2.6% in the prior-year period.  In the first nine months of 2007, research and development expenses were $32.2 million and represented 2.7% of total revenue as compared to 2.5% in the prior-year period.  Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings, new and synergistic technologies across the entire spectrum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our therapeutic surfaces business.

     Operating Earnings.  Operating earnings for the third quarter and first nine months of 2007 were $98.9 million and $272.2 million, respectively, representing increases of 23.9% and 20.4%, respectively, from the same periods of the prior year.  Operating margins for the third quarter and the first nine months of 2007 were 24.1% and 23.1%, as compared to 22.7% and 22.6%, respectively, in the corresponding prior-year periods.  This increase is due primarily to increased market penetration, improved revenue realization levels and increased sales force and service productivity, partially offset by increased management transition costs, share-based compensation expense and reserve provisions on selected therapeutic surfaces inventory and rental assets.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.5% in the first nine months of 2007 as compared to 1.1% in the prior-year period.

     Interest Expense.  Interest expense was $10.2 million in the third quarter and $18.4 million for the first nine months of 2007 compared to $5.3 million and $15.3 million, respectively, in the same periods of the prior year.  Interest expense in the third quarter of 2007 and 2006 includes write-offs of $3.6 million and $530,000, respectively, of capitalized debt issuance costs in connection with the 2007 Refinancing and other debt prepayments.  Interest expense in the first nine months of 2007 and 2006 includes write-offs of capitalized debt issuance costs totaling $3.9 million and $1.3 million, respectively.  During the third quarter of 2007 and 2006, early redemption premium payments of approximately $3.6 million and $490,000, respectively, were recorded as interest expense related to the redemption of our senior subordinated notes.

     Net Earnings.  Net earnings for the third quarter of 2007 were $59.0 million, an increase of 20.5%, compared to $49.0 million in the prior-year period.  For the first nine months of 2007, net earnings were $170.7 million, an increase of 18.4%, compared to $144.1 million in the prior-year period.  The effective income tax rate for the third quarter and first nine months of 2007 was 34.2% and 33.7%, respectively, compared to 35.0% and 32.5% for the corresponding periods in 2006.  The lower effective income tax rate for the first nine months of the prior year resulted from the favorable resolution of certain tax contingencies.  The effective tax rate for the full year of 2006 was 33.1%.

     Net Earnings per Diluted Share.  Net earnings per diluted share for the third quarter of 2007 increased 22.4% to $0.82, compared to $0.67 for the same period in the prior year.  For the first nine months of 2007, net earnings per diluted share increased 21.3% to $2.39, compared to $1.97 in the prior-year period.  This increase resulted from higher net earnings in the third quarter and first nine months of 2007 combined with the favorable impact of our open-market repurchases of KCI common stock in the third quarter of 2006.

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

Sources of Capital

     Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first nine months of 2007 and 2006, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine months ended September 30,
	2007		2006

Net cash provided by operating activities	$204,465		$149,104
Net cash used by investing activities	(67,496)		(63,026)
Net cash used by financing activities	(87,815	) (1)	(132,414	) (2)
Effect of exchange rates changes on cash and cash equivalents	7,874		3,682

Net increase (decrease) in cash and cash equivalents	$57,028		$(42,654)

(1) This amount for 2007 includes debt prepayments and regularly scheduled debt payments totaling $100.0 million on our new revolving credit facility, $139.5 million on our previous senior credit facility and $68.1 million for redemption of our subordinated notes; partially offset by proceeds of $188.0 million on our new revolving credit facility.

(2) This amount for 2006 includes debt prepayments and regularly scheduled debt payments totaling $50.4 million on our senior credit facility and $16.3 million for the repurchase of our subordinated notes. In addition, the amount for 2006 includes $83.9 million related to the repurchase and retirement of 2.7 million shares of KCI common stock.

     At September 30, 2007, our principal sources of liquidity consisted of approximately $164.2 million of cash and cash equivalents and $403.3 million available under our revolving credit facility.  The revolving credit facility makes available to us up to $500.0 million over a five-year period.  This limit may be increased at any time up to $650.0 million upon satisfaction of certain conditions.  At September 30, 2007, there were $88.0 million of borrowings and $8.7 million in undrawn letters of credit under our revolving credit facility.

Working Capital

     At September 30, 2007, we had current assets of $646.2 million, including $356.9 million in net accounts receivable and $49.1 million in inventory, and current liabilities of $215.4 million resulting in a working capital surplus of $430.8 million compared to a surplus of $280.9 million at December 31, 2006.  The increase in our working capital surplus of $149.9 million was primarily due to increased cash from operations associated with revenue growth in 2007, partially offset by capital expenditures and the debt repayments made during the first nine months of 2007.  The increase in working capital is also attributable to a reclassification of tax liabilities totaling $30.8 million to long-term in the first nine months of 2007 resulting from our January 1, 2007 adoption of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which was issued by the Financial Accounting Standards Board (“FASB”).

     As of September 30, 2007, we had $356.9 million of receivables outstanding, net of realization reserves of $103.6 million.  Domestic receivables, net of realization reserves, were outstanding for an average of 75 days at both September 30, 2007 and December 31, 2006.  International net receivable days were down from 90 days at December 31, 2006 to 87 days at September 30, 2007.

Capital Expenditures

     During the first nine months of 2007 and 2006, we made capital expenditures of $53.9 million and $54.2 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

     The new senior credit facility consists of a $500.0 million revolving credit facility due July 2012. The following table sets forth the amount owed under the revolving credit facility, the effective interest rates on such outstanding amount, and amount available for additional borrowing thereunder, as of September 30, 2007 (dollars in thousands):

		Effective		Amount Available
	Maturity	Interest	Amount	For Additional
Senior Credit Facility	Date	Rate	Outstanding	Borrowing

Revolving credit facility	July 2012	6.13%	$88,000	$403,280

Total			$88,000	$403,280

(1) At September 30, 2007, amount available under the revolving portion of our credit facility reflected a reduction of $8.7 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

     The senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

     The senior credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios.  It will be an event of default if we permit any of the following:

•	as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than 4.0 to 1.0, or
•	as of the last day of any fiscal quarter, our ratio of EBITDA to consolidated cash interest expense, as defined in the senior credit agreement, to be less than 2.5 to 1.0.

As of September 30, 2007, we were in compliance with all covenants under the senior credit agreement.

Interest Rate Protection

     During the third quarter of 2007, we did not have any interest rate protection agreements in place.  As of September 30, 2006, the fair value of our interest rate protection agreement was negative and recorded as a liability of approximately $110,000.  If our previously existing interest rate protection agreements were not in place, interest expense would have been approximately $51,000 lower for the nine months ended September 30, 2007, while $2.0 million higher for the nine months ended September 30, 2006.

Long-Term Commitments

     The following table summarizes our long-term debt obligations as of September 30, 2007, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$—	$88,000	$88,000

Critical Accounting Estimates

Revenue Recognition and Accounts Receivable Realization

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104,“Revenue Recognition,” when each of the following four criteria are met:

1)	a contract or sales arrangement exists;
2)	products have been shipped and title has transferred or services have been rendered;
3)	the price of the products or services is fixed or determinable; and
4)	collectibility is reasonably assured.

     We recognize rental revenue based on the number of days a product is used by the patient/organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

     Domestic trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  International trade accounts receivable consist of amounts due primarily from acute care organizations.

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

     We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at September 30, 2007 would impact pre-tax earnings by an estimated $6.6 million.

     For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

New Accounting Pronouncements

     In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.  This Issue provides that a company may adopt a policy of presenting taxes within revenue either on a gross basis or on a net basis.  If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our condensed consolidated financial statements.  We present sales tax on a net basis in our condensed consolidated financial statements.

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

Interest Rate Risk

     We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. Through the second quarter of 2007, we managed our interest rate risk on our borrowings through an interest rate swap agreement which effectively converted a portion of our variable-rate borrowings to a fixed rate basis through June 29, 2007, thus reducing the impact of changes in interest rates on future interest expenses.  Based on our debt balance and our evaluation of the interest rate risk associated with the debt, we did not have any interest rate swap agreements during the third quarter of 2007.  We do not use financial instruments for speculative or trading purposes.

     The table below provides information about our long-term debt, which is sensitive to changes in interest rates, as of September 30, 2007.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Weighted average variable rates for future periods are based on the current period nominal interest rates (dollars in thousands):

	Expected Maturity Date As of September 30, 2007
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Variable rate	$—	$—	$—	$—	$88,000	$88,000	$88,000
Weighted average interest rate	—	—	—	—	6.13%	6.13%

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

     At September 30, 2007, we had outstanding forward currency exchange contracts to sell approximately $19.1 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

     International operations reported operating profit of $48.0 million for the nine months ended September 30, 2007.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2007 would change our net earnings for the nine months ended September 30, 2007 by approximately $2.7 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

     Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

     On September 25, 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc.  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On October 15, 2007, we filed a motion to dismiss the case for lack of standing.

     Although it is not possible to reliably predict the outcome of the patent cases described above, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $699.2 million for the nine months ended September 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.4% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $143.1 million for the nine months ended     September 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.2% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

     We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

     Historically, our V.A.C. Therapy systems have competed primarily with traditional wound-care dressings, other advanced wound-care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care.  As a result of the success of our V.A.C. Therapy systems, a number of companies have announced or introduced products similar to or designed to mimic our V.A.C. Therapy systems, and others may do so in the future.  If competitors are able to successfully develop technologies that do not infringe our intellectual property rights and obtain FDA clearance and reimbursement approvals, KCI could face increasing competition in the advanced wound-care business.  A number of market entrants have already obtained FDA clearance and Medicare reimbursement for devices marketed as an alternative to our V.A.C. Therapy systems.  Over time, as our patents in the field of negative pressure wound therapy (NPWT) begin to expire, we expect increased competition with products adopting the basic technologies.

     In addition to direct competition from companies in the advanced wound-care market, health care organizations may from time to time attempt to assemble drainage and/or negative pressure devices from standard hospital supplies.  While we believe that many possible device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unsuccessful in asserting our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

     We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, V.A.C. Therapy and therapeutic surfaces can be contracted under national tenders or with larger hospital group purchasing organizations, or GPOs.  These contracts are typically sole-source or dual-source agreements.  In the U.S., GPOs have come under pressure to modify their membership requirements and contracting practices, including conversion of sole-source and dual-source agreements to agreements with multiple suppliers, in response to recent Congressional hearings and public criticism.  As our sole-source and dual-source agreements reach the end of their current terms, it is likely that renewals will result in dual or multi-source agreements with GPOs in the advanced wound-care and therapeutic surfaces categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.  Our therapeutic surfaces business primarily competes with the Hill-Rom Company, Gaymar Industries, and Sizewise Rentals and in Europe with Huntleigh Healthcare/Gettinge and Pegasus Limited.

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

     We have agreements with third parties pursuant to which we license patented or proprietary technologies, including our exclusive license of the base V.A.C. patents from Wake Forest.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our business, or our costs to license these technologies materially increase, our business would suffer.

     KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving patents owned or licensed by KCI, as described above in “Legal Proceedings.”  Although it is not possible to reliably predict the outcome of the patent cases described above, we believe that each of the patents at issue are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound-care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, as applicable, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  In the U.S., we derived $699.2 million for the nine months ended September 30, 2007 in V.A.C. revenue relating to the U.S. patents at issue in the ongoing litigation, which was 59.4% of total revenue for the period.  We derived $808.3 million in U.S. V.A.C. revenue, or 58.9% of total revenue, for the year ended December 31, 2006.  In continental Europe, we derived $143.1 million for the nine months ended    September 30, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation, which was 12.2% of total revenue for the period.  We derived $158.9 million in continental European V.A.C. revenue, or 11.6% of total revenue, for the year ended December 31, 2006.

We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.

     From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care or therapeutic surfaces for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of any such intellectual property infringement claims, we could be required to:

•	pay material damages for third-party infringement claims;
•	discontinue manufacturing, using or selling the infringing products, technology or processes;
•	develop non-infringing technology or modify infringing technology so that it is non-infringing, which could be time consuming and costly or may not be possible; or
•	license technology from the third-party claiming infringement for which the license may not be available on commercially reasonable terms or at all.

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

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. Therapy and therapeutic surfaces products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection in both the V.A.C. Therapy and therapeutic surfaces businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines.  Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority. The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S. We also have multiple longer-term patent filings directed to cover unique features and improvements of V.A.C. Therapy systems and related dressings.  If we are unable to continue developing proprietary product enhancements to V.A.C. Therapy systems and therapeutic surfaces products that effectively make older products obsolete, we may lose market share in our existing lines of business.  Also, any failure to obtain regulatory clearances for such new products or enhancements could limit our ability to market new generations of products.  Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

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

     The reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal health care programs, including Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and the Medicare Program Safeguard Contractors, or PSCs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of durable medical equipment, or DME, and related supplies in the home. Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

     From time to time, we have been engaged in dialogue with the medical directors of these various contractors in order to clarify the local coverage policy for Negative Pressure Wound Therapy, or NPWT, which has been adopted in each of the DMAC regions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all the open issues. In the event that our interpretation of the NPWT coverage policy in effect at any given time does not prevail, we could be subjected to recoupment or refund of all or a portion of any amounts in question as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our V.A.C. Medicare revenue. Although difficult to predict, we believe the reimbursement issues that continue to be discussed with the contractors and their medical directors relate to approximately 1% of our total revenue for the nine months ended September 30, 2007.

     In addition, the current NPWT coverage policy instructs the DMACs to initially deny payment for any Medicare V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis. We currently have approximately $20.5 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

     The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by CMS, the DMACs and other third-party payers for refunds or recoupments of amounts previously paid to us.  Additionally, in the OIG’s 2008 Work Plan, a new study of NPWT was announced.  This new study would compare acquisition prices for NPWT pumps and supplies by suppliers against the amount Medicare reimburses such suppliers for those items.  The results of these studies could factor into future federal reimbursement or coverage determinations for our products, including to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other changes to Medicare and third-party payer coverage or reimbursement rules.

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

     In April 2007, CMS released final rules on competitive bidding for certain Medicare covered durable medical equipment, including NPWT, which establish procedures to set competitively-bid reimbursement amounts for such items in ten designated metropolitan areas.  In the first phase of the program, new competitively-bid reimbursement amounts would be paid to winning bidders beginning in July 2008 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a competitively-bid metropolitan area, except in limited circumstances.  The competitive bidding program could have a negative impact on our Medicare reimbursement, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products in competitively-bid metropolitan areas.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas represented approximately $10.3 million, or 1.5% of our total U.S. V.A.C. revenue, or 0.9% of KCI’s total revenue for the nine months ended September 30, 2007.  The competitive bidding rule calls for the inclusion of 70 additional metropolitan areas to the competitive bidding program beginning in 2009.  We can not predict the outcome of the competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subject to competitive bidding.

Reimbursement changes applicable to facilities that purchase our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

     In April 2006, CMS issued a notice of proposed rulemaking, which included the first significant changes to the Inpatient Prospective Payment System, or IPPS, since its implementation in 1983. The IPPS is the Medicare payment system for inpatient hospital services. Under this proposal, CMS would assign payment values for most inpatient hospital services in a manner that is based on weighted averages of national hospital costs for providing the services, rather than the current method, which is based on a weighted average of hospital charges for such services. Some of these proposed changes were incorporated into the final rule on IPPS, which became effective in August 2007.  Additional provisions are proposed to be incorporated in 2008.  These changes could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand  for our products.

     Due to the increased scrutiny and publicity of rising health care costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business. In this regard, we were informed in November 2004 that CMS intended to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. Therapy system and a variety of other medical devices to determine whether they should be included in a competitive bidding process. The results of this assessment have apparently been used by CMS as part of selecting NPWT as a category of products subject to competitive bidding, and also could potentially be used by other payers as a basis to reduce pricing or reimbursement for the V.A.C., which would have an adverse impact on our financial condition and results of operations.  Also, we are currently subject to multiple technology assessments related to our V.A.C. Therapy systems in foreign countries where we conduct business.  Any unfavorable results from these technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our V.A.C. Therapy systems.

     The OIG initiated a study on NPWT in 2005 due to the rapid growth of the product category.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by CMS, the DMACs and other third-party payers for refunds or recoupments of amounts previously paid to us.  Additionally, in the OIG’s 2008 Work Plan, a new study of NPWT was announced.  This new study would compare acquisition prices for NPWT pumps and supplies by suppliers against the amount Medicare reimburses such suppliers for those items.  The results of these studies could factor into future federal reimbursement or coverage determinations for our products, including to what extent our V.A.C. Therapy will be subject to the competitive bidding process, as well as other changes to Medicare and third-party payer coverage or reimbursement rules.

The focus on DME in certain governmental work plans for 2008 and beyond could lead to reduced reimbursement for our products or result in material refunds, recoupments or penalties for past billings.

     The most recent publication of the OIG’s Work Plan for 2008 includes several projects that could affect our business. Specifically, the OIG indicated its initiation of a plan to compare acquisition prices for NPWT pumps and supplies by suppliers against the amount Medicare reimburses such suppliers for those items.  OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by DMACs and PSCs have indicated that some suppliers have been unable to furnish this information. The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  Another review would include DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer.

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

     In June 2007, the DMAC for Region D notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and are awaiting a final determination from the regional DMAC.  While CMS requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a DMAC request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, CMS may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit which could have a material adverse effect on our financial condition and results of operations.  We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands on claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  Under standard CMS procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If CMS were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also adversely affect our business and operating results.

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

     Federal authorities have also increased enforcement with regard to the federal physician self-referral and payment prohibitions, commonly referred to as the Stark Law.  If any of our business arrangements with physicians who prescribe our DME homecare products for Medicare or Medicaid beneficiaries are found not to comply with the Stark Law, the physician is prohibited from ordering Medicare or Medicaid covered DME from us, and we may not present a claim for Medicare or Medicaid payment for such items.  Reimbursement for past orders from such a physician could also be subject to recoupment.

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

     We obtain some of our finished products and components from a limited group of suppliers.  In particular, we rely exclusively on Avail Medical Products, Inc. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 79% of our total revenue for the nine months ended September 30, 2007, of which sales of V.A.C. disposables represented approximately 24% of total revenue for the same period.  Accordingly, a disruption in the supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

     In August 2007, Avail and Flextronics International Ltd. announced that the two companies entered into a definitive agreement for Flextronics to acquire Avail.  We do not believe that this acquisition will have an impact on our future supply of disposables.

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

     In addition, Stryker Medical is a sole supplier of frames used to manufacture our KinAir IV, TheraPulse and TriaDyne Proventa products.  Stryker Medical has informed us that they will cease supplying frames to us by the end of 2007.  Current inventory levels and additional purchases to be made in 2007 will provide sufficient frames for use in the next 2-3 years.  Various options to address this situation are currently being considered which we believe will adequately address our future supply requirements.

Our international business operations are subject to risks that could adversely affect our operating results.

     Our operations outside the United States, which represented approximately $329.7 million, or 28.0%, of our total revenue for the nine months ended September 30, 2007 and $377.9 million, or 27.5%, of KCI’s total revenue for the year ended December 31, 2006, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the U.S.;
•	trade protection measures and import and export licensing requirements;
•	changes in foreign regulatory requirements and tax laws;
•	violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial bribery and anti-corruption laws in the foreign jurisdictions in which we do business;
•	changes in foreign medical reimbursement programs and policies, and other health care reforms;
•	political and economic instability;
•	complex tax and cash management issues;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
•	longer-term receivables than are typical in the U.S., and greater difficulty of collecting receivables in foreign jurisdictions.

We are exposed to fluctuations in currency exchange rates that could negatively affect our operating results.

     Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates related to the value of the U.S. dollar. While we enter into foreign exchange forward contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot eliminate the risk, which may adversely affect our expected results.

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

     We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing practices;
•	product pricing and price reporting;
•	quality of medical equipment and services and qualifications of personnel;
•	confidentiality, maintenance and security of patient medical records;
•	marketing and advertising, and related fees and expenses paid; and
•	business arrangements with other providers and suppliers of health care services.

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

     We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

•	the level of acceptance of our V.A.C. Therapy systems by customers and physicians;
•	the type of indications that are appropriate for V.A.C. Therapy and the percentages of wounds that are considered good candidates for V.A.C. Therapy;
•	third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
•	clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
•	changes in the status of GPO contracts or national tenders for our therapeutic surfaces products;
•	developments or any adverse determination in litigation; and
•	new or enhanced competition in our primary markets.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

			Total Number of Shares	Approximate Dollar
	Total Number	Average	Purchased as Part of	Value of Shares That
	of Shares	Price Paid	Publicly Announced	May Yet be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program (2)

July 1, 2007 to
July 31, 2007	49	$ 55.68	49	$ 87,976

August 1, 2007 to
August 31, 2007	7,648	$ 57.52	7,648	$ 87,537

September 1, 2007 to
September 30, 2007	68	$ 58.66	68	$ 87,533

(1) During the third quarter of 2007, KCI purchased and retired approximately 7,800 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(2) In August 2007, KCI's Board of Directors authorized a one-year extension to the $200.0 million share repurchase program.  During the nine months ended September 30, 2007, KCI repurchased shares for minimum tax withholdings and exercise price of employee stock option exercises and minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under this program during the first nine months of 2007.  As of September 30, 2007, the remaining authorized amount for share repurchases under this program was $87.5 million.

ITEM 6.     EXHIBITS

      A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI (1).
3.2	Third Amended and Restated By-laws of KCI (2).
10.1	Credit Agreement dated July 31, 2007 (3).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.
(3) Filed as Exhibit 99.1 on Form 8-K, filed on August 6, 2007.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                      KINETIC CONCEPTS, INC.
                                                                                                               (REGISTRANT)

Date:      November 6, 2007                                               By:     /s/  CATHERINE M. BURZIK
                                                                                                    Catherine M. Burzik
                                                                                                    President and Chief Executive Officer
                                                                                                    (Duly Authorized Officer)

Date:      November 6, 2007                                               By:     /s/  MARTIN J. LANDON
                                                                                                    Martin J. Landon
                                                                                                    Senior Vice President and Chief Financial Officer
                                                                                                    (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1	Restated Articles of Incorporation (with Amendments) of KCI (1).
3.2	Third Amended and Restated By-laws of KCI (2).
10.1	Credit Agreement dated July 31, 2007 (3).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2007.

(1) Filed as an exhibit to the Registration Statement on Form S-1 filed on February 2, 2004.
(2) Filed as an exhibit to the Registration Statement on Form S-1 filed on May 28, 2004.
(3) Filed as Exhibit 99.1 on Form 8-K, filed on August 6, 2007.