Form 10-K
period 2007-12-31
KINETIC CONCEPTS INC /TX/
filed 2008-02-26
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
                                                                                                                                                                         Yes     X            No   ____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                         Yes   ____         No     X

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
                                                                                                                                                                         Yes   ____         No     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $2,738,522,771 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

As of February 21, 2008, there were 72,305,140 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

KINETIC CONCEPTS, INC.

TRADEMARKS

The following terms are our trademarks and may be used in this report:  ActiV.A.C.®, AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BioDyne®, Dri-Flo®, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, First Step All in One®, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir®, FluidAir Elite®, GranuFoam®, InterCell®, InfoV.A.C.®, InstaFlate®, KCI®, KCI The Clinical Advantage®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 400, ParaDyne®, PediDyne®, PlexiPulse®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, Seal Check®, SensaT.R.A.C.™, T.R.A.C.®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™,  TheraRest®, TheraRest SMS®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver®, V.A.C. Instill®, V.A.C.® WhiteFoam, and V.A.C. ® WRN™.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	projections of revenues, expenditures, earnings, or other financial items;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	the plans, strategies and objectives of management for future operations;
•	expectation of market size and market acceptance or penetration of the products and services we offer;
•	the effects of any patent litigation on our business;
•	dependence on new technology;
•	expectations for the outcomes of our clinical trials;
•	attracting and retaining customers;
•	competition in our markets;
•	inherent risks associated with our international business operations;
•	material changes or shortages in the sources of our supplies;
•	the timing and amount of future equity compensation expenses;
•	productivity of our sales force;
•	future economic conditions or performance, including seasonality;
•	fluctuations in foreign currency exchange rates;
•	changes in effective tax rates or tax audits;
•	changes in patient demographics;
•	estimated charges for compensation or otherwise; and
•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risk Factors." You should consider each of the risk factors and uncertainties under the caption "Risk Factors" among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

General

Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic support systems.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic support systems, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our strategy is to maximize global penetration of our existing V.A.C. and therapeutic support systems product lines, accelerate the development of new business opportunities through focused research and development activities, and expand our product portfolio through acquisition and licensing opportunities.

KCI was founded in 1976 and is incorporated in Texas.  Our principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230.  Our telephone number is (210) 524-9000.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.kci1.com, as soon as reasonably practicable after we file or furnish such information with the SEC.  Information contained on our website is not incorporated by reference to this report.

Clinical Applications

Our advanced wound care systems and therapeutic support systems address four principal clinical applications: advanced wound healing and tissue repair, pulmonary complications in the intensive care unit, bariatric care and wound treatment and prevention.

Advanced Wound Healing and Tissue Repair

In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes) and serious pressure ulcers present special challenges to the physician and to the patient. These are often complex and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult or in the worst cases, impossible to treat quickly and successfully with traditional treatments. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of clinical and cost effectiveness. Given the high cost and infection risk associated with treating these patients in health care organizations, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our InfoV.A.C. and V.A.C. ATS Therapy systems are designed to meet these needs by promoting the reduction in local edema, managing exudate, reducing infection risk, and stimulating the growth of healthy, vascularized granulation tissue.

In the extended care and homecare settings, different types of wounds, with different treatment implications, present the most significant challenges to physicians and nurses. Although a large number of acute wounds require post-discharge treatment, a majority of the challenging wounds in the homecare setting are non-healing chronic wounds. These wounds often involve physiologic and metabolic complications such as reduced blood supply, compromised lymphatic system or immune deficiencies that interfere with the body's normal wound healing processes. In addition, diabetic ulcers and pressure ulcers are often slow-to-heal wounds. These wounds often develop due to a patient's impaired vascular and tissue repair capabilities. These conditions can also inhibit a patient's healing process, and wounds such as these often fail to heal for many months, and sometimes for several years. Difficult-to-treat wounds do not always respond to traditional therapies, which include hydrocolloids, hydrogels and alginates.

Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients' compromised conditions. They also prefer therapies that are easy to administer, especially in the homecare setting, where full-time skilled care is generally not available. In addition, because many of these patients are not confined to bed, they want therapies that are minimally disruptive to the patient's or the caregiver’s typical daily routines. Our ActiV.A.C. and V.A.C. Freedom Therapy systems are designed to allow patients mobility to conduct normal lives while their wounds heal.

Pulmonary Complications in the Intensive Care Unit

The most critically ill patient population is generally cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical treatment and attention. Patients treated in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome, or ARDS, resulting directly from their conditions or stemming from their impaired mobility.  Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. For the fiscal year 2007, there were an estimated 1.4 million ICU patients in the United States with, or at risk of developing, pulmonary complications.

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

Bariatric Care

In the U.S., the prevalence of obesity has doubled from 11.6% in 1990 to approximately 24.4% in 2006.  In addition, obesity is now the second leading cause of preventable death in the U.S.  According to statistics published by the Centers for Disease Control and Prevention, medical expenditures attributable to obesity were estimated at 5.7% of total medical spending based on data covering 1998 to 2000.  Obese patients are often unable to fit into standard-sized beds and wheelchairs and pose an increased risk to caregivers.  KCI's BariatricSupport, a comprehensive offering of therapy-driven, safety-focused products, education and training, provides obese patients with the surface therapies, accessories and support they need. In addition, our bariatric products enable caregivers to care for obese patients in a safe and dignified manner in all care settings. While our bariatric products are generally used for patients weighing from 300 to 600 pounds, most are expandable and can accommodate patients weighing from 850 to 1,000 pounds.  Our most sophisticated bariatric products can serve as a chair, weight scale, and x-ray table; and they provide therapies like those in our wound treatment and prevention systems. Moreover, treating obese patients is a significant staffing issue for many health care organizations, causing several states and many organizations to adopt a "no lift" policy, because moving and handling obese patients increases the risk of injury to health care personnel. Our products and accessories assist organizations in complying with any applicable "no lift" policy and enable health care personnel to treat these patients in a manner that is safer for health care personnel and safer and more dignified for the patient.

Wound Treatment and Prevention

Our pressure relieving therapeutic support systems provide therapy for the treatment of pressure sores, burns, ulcers, skin grafts, and other skin conditions. They also help prevent the formation of pressure sores that can develop in immobile individuals. Our therapeutic support systems reduce the amount of pressure on a patient's intact skin surface (prevention) or an existing wound site (treatment) by redistributing forces away from the skin or wound site through immersion of the patient into a medium such as air, foam, silicon beads, or viscous fluid. Our products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed. Many of our products also provide moisture control, a major cause of maceration of the skin, by flowing air through the support surface to the skin, keeping the skin dry and moisture free. In addition to providing pressure-relieving therapy, some of our products also provide for pulsing of air into the surface cushions, known as Pulsation Therapy, which helps improve blood and lymphatic flow to the skin. Some of our products further promote healing and reduce nursing time by providing an automated "wound care" turn of at least 20 degrees per side. Our therapeutic wound care surfaces are utilized by patients in hospitals, residents in nursing homes and individuals in the home.

Products

We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the market, providing innovative, cost effective, outcome-driven therapies across multiple care settings.

Advanced Wound Healing and Tissue Repair Products

Our wound healing and tissue repair systems incorporate our proprietary V.A.C. Therapy technology.  The V.A.C. Therapy system consists of a therapy unit and four types of disposables: a foam dressing, an occlusive drape, a tubing system connecting the dressing to the therapy unit and a specialized canister.  The therapy unit consists of a pump that generates controlled negative pressure and sophisticated internal software that controls and monitors the application of the therapy.  The therapy can be programmed for individualized use.  Additionally, all of our V.A.C. Therapy units include safety alarms that respond in real time to signal users of any tubing blockage, dressing leakage or other condition which may interfere with appropriate therapy delivery.  The systems have a number of on screen user-assist features such as treatment guidelines.

Our negative pressure wound healing therapy is delivered to the wound bed through a proprietary foam dressing which can be customized to fit the size and shape of the wound.  The dressing is connected to the therapy unit through tubing which both delivers the negative pressure and measures the pressure delivered to the wound surface, providing continuous feedback. An occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. Negative pressure can also be applied continuously or intermittently to the wound site.  We believe intermittent therapy further accelerates granulation tissue growth. The canister collects the fluids, or exudates, helps reduce odors through the use of special filters and provides for safe disposal of medical waste. V.A.C. dressings are typically changed every 48 hours for non-infected wounds, versus traditional dressings which often require dressing changes one or more times per day. Our V.A.C. dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical wounds, diabetic foot ulcers and open abdominal wounds, among others.

Our wound healing and tissue repair systems are targeted to meet the needs of specific care settings and wound or patient requirements, and consist of the following:

•
The InfoV.A.C. System was introduced at the end of the second quarter of 2007 to further meet acute care customer requirements.  This therapy unit is 50% smaller and lighter than the V.A.C. ATS.  It provides a new digital wound imaging feature that allows caregivers to monitor and document wound healing progress.  Digital images can be reviewed on-screen or transferred electronically to help document patient progress, allowing for convenient sharing of wound information among caregivers and payers who require evidence of wound healing.  Advancements also include SensaT.R.A.C. Technology and Seal Check that simplify the application, monitoring and documentation of wound therapy.

•
The ActiV.A.C. System was introduced in the third quarter of 2007 in the home care market. It addresses the demand for a simpler, lighter, and lower profile design that enhances patient comfort and mobility. The ActiV.A.C. Therapy System features newly-developed technology that automatically documents the patient's therapy history and treatment times. Reports are electronically stored in the system and can be reviewed on-screen or downloaded to a computer.  The ActiV.A.C. System incorporates SensaT.R.A.C. Technology and Seal Check that simplify the application, monitoring and documentation of wound therapy.

•
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

•
The V.A.C. ATS System was introduced in 2002 and incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. As the InfoV.A.C. Therapy system, with SensaT.R.A.C. dressings, is introduced to the acute care market, the V.A.C. ATS will be transitioned solely into the long-term care market segment.

•
The V.A.C. Freedom System was introduced in 2002 to meet the requirements for a lightweight product suitable for ambulatory patients. The V.A.C. Freedom system also utilizes T.R.A.C. technology and T.R.A.C. dressings.  As with the InfoV.A.C. system, as the ActiV.A.C. system is introduced to the post-acute market, the V.A.C. Freedom will be transitioned solely into the long-term care market.

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

The superior clinical efficacy of our V.A.C. Therapy wound healing and tissue repair systems is supported by an extensive collection of published clinical studies. V.A.C. Therapy systems have been reviewed in at least 467 journal articles (405 peer-reviewed), 470 abstracts, 51 case studies and 61 textbook citations.  Of these, the research for 66 articles, 98 abstracts and all case studies were funded by research grants from KCI.  NPWT, as delivered by the V.A.C. Therapy system, has been granted a seal of approval by the American Podiatric Medical Association, the German Wound Healing Society and the Austrian Wound Healing Society.  In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

We are currently sponsoring multiple prospective, randomized and controlled multi-center clinical studies specifically designed to provide further evidence of V.A.C. Therapy's clinical efficacy for treating various targeted wound types.  Our research and development team has also initiated pilot studies to evaluate the effect of V.A.C. Therapy at the cellular and molecular levels.

Products Treating Pulmonary Complications in the Intensive Care Unit

Our pulmonary care therapies include both Kinetic Therapy products and Prone Therapy products. In late 2004, we introduced the RotoProne Therapy System, an advanced patient-care system for the treatment and prevention of pulmonary complications associated with immobility. Providing Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy, the RotoProne Therapy System enables caregivers to automatically rotate immobile patients with respiratory complications from the supine to the prone position and to also rotate them from side to side up to 62 degrees in both the supine and prone positions. The Rotoprone Therapy System can help improve patient outcomes by providing caregivers an easier way to deliver multiple intervals of Prone or Kinetic Prone Therapy over an extended period of time.  It also has the capability of delivering Kinetic Therapy in the supine position. The RotoProne Therapy System features include programmable rotation, up to 62 degrees in either the prone or supine position, with an acclimation mode as well as pause and hold functions to suspend the patient in a side-lying position for ease of nursing care. Other features of the RotoProne Therapy System include a proprietary tube management system, electronically monitored buckles, an ergonomically-designed head positioning system and 40-second or less return to supine from the prone position for delivery of CPR.

Our other Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, RotoRest Delta, and PediDyne. The TriaDyne Therapy System is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriaDyne Therapy System also provides percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The RotoRest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications and respiratory failure. The RotoRest Delta is also designed, and has been shown, to improve the care of patients suffering from multiple trauma and spinal cord injury.  Kinetic Therapy has been clinically studied in at least 17 randomized clinical trials, 68 journal articles (56 peer-reviewed articles), 44 abstracts, 19 case studies and four textbook citations. Of these, the research for 17 articles, 32 abstracts and 19 case studies was funded by research grants from KCI.

Bariatric Care Products

Our bariatric products provide a range of therapy options and the proper support needed by obese patients that enable nurses to properly care for these patients in a safe and dignified manner. The most advanced product in this line is the BariAir Therapy System, which can serve as a bed, cardiac chair or x-ray table. The BariAir, first introduced in 1996, provides low-air-loss pressure relief, continuous turn assist, percussion and step-down features designed for both patient comfort and nurse assistance. This product can be used for patients who weigh up to 850 pounds. We believe that the BariAir is the most advanced product of its type available today and is indicated for the treatment of the most complex bariatric patient, typically found in the ICU. In addition to therapy, the BariAir provides a risk management platform for patients weighing up to 850 pounds. It is a front-exit bed with the ability to convert to a cardiac chair position. In 1996, we also introduced the FirstStep Select Heavy Duty overlay, which provides pressure-relieving low-air-loss therapy when placed on a BariKare bed. Our AirMaxxis product provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds. The Maxxis 300 and Maxxis 400 provide a homecare bariatric bed frame for patients weighing up to 600 pounds and 1,000 pounds, respectively.

The BariMaxx II bed provides a basic risk management platform for patients weighing up to 1,000 pounds for those customers looking for a set of features including built-in scales and an expandable frame at a lower cost. The BariMaxx II side-exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge. The MaxxAir ETS (Expandable Turning Surface) mattress replacement system is a low-air-loss, pressure relieving surface option for the BariMaxx II that also includes rotational therapy of up to 30 degrees on each side.  In 2006, we launched a powered transport option that enables caregivers to safely and more easily transport patients on the BariMaxx II.

All of our bariatric beds can be combined with our EZ Lift patient transfer system, an Air Pal air assisted lateral transfer system, a Carechair combination chair / stretcher, and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric suite offering. This complete suite offering helps caregivers in the day-to-day care of the bariatric patient and also assists with compliance to "no lift" policies being implemented in health care organizations.

Wound Treatment and Prevention Products

We offer a wide variety of therapeutic support systems for wound treatment and prevention, providing pressure reduction, pressure relief, pulsation, alternating pressure, and a continuous turn of a minimum of 20 degrees. Most of our therapy beds and surfaces incorporate the exclusive use of Gore Medical Fabric in the patient contact areas to provide an ideal microclimate for skin protection and moisture control. Our pressure relief products include framed beds and overlays such as the KinAir MedSurg and KinAir IV framed beds; the FluidAir Elite and FluidAir II bead beds; the FirstStep, FirstStep Plus, FirstStep Select, FirstStep Advantage, TheraKair, TheraKair Visio and TriCell overlays, the AtmosAir family of non-powered, dynamic mattress replacement and seating surfaces; and the RIK fluid mattress and overlay. Our pulsation products include the KinAir MedSurg Pulse and TheraPulse ATP framed beds and the DynaPulse mattress replacement system.  Our alternating pressure or air cycling products include a powered model of the AtmosAir and the InterCell. Our turn assist products include the KinAir IV, Therapulse ATP and a powered AtmosAir model.  During 2007, we obtained the rights from Hill-Rom Company to produce a mattress compatible with their VersaCare bed and launched the AtmosAir V series mattress.  Internationally, the TheraKair Visio represents the next generation of our strong TheraKair brand, providing low-air-loss pressure relief with Pulsation Therapy.

The KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support patients on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The TheraKair, TheraKair Visio, and FirstStep family of overlays and mattress replacement systems are designed to provide pressure relief and help prevent and treat pressure sores. The AtmosAir family consists primarily of for-sale mattress replacement products that have been shown to be effective for the prevention and treatment of pressure sores in a series of hospital-based case studies. The proprietary AtmosAir with Self Adjusting Technology (SAT) utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief.

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

In 2006, we launched the next generation platform of mattress replacement systems, the FirstStep All in One.  The FirstStep All in One is the only mattress replacement system that combines multiple therapy levels (low-air-loss, pulsation, and rotation) at different price points with a higher weight capacity to allow maximum flexibility to help organizations in optimizing patient care and nursing efficiency.

Competitive Strengths

We believe we have the following competitive strengths:

Innovation and commercialization.  KCI has a successful track record spanning over 30 years in commercializing novel technologies in advanced wound care and therapeutic support systems.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program to advance our understanding of the science of wound healing and the physical and biologic processes that can be influenced to treat a variety of wounds.  Through such efforts, we seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  Recent innovations include the launch of the next-generation InfoV.A.C. and ActiV.A.C. therapy systems.

Product differentiation and superior clinical efficacy.  We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven superior outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic support systems is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians.  In February 2008, we announced the final efficacy results of a large, multi-center randomized controlled clinical trial utilizing V.A.C. Therapy compared to advanced moist wound therapy, or AMWT, in the treatment of diabetic foot ulcers, which resulted in the following statistically significant results:

•	a greater proportion of foot ulcers achieved complete ulcer closure with V.A.C. Therapy versus AMWT;
•	time to wound closure was less with V.A.C. Therapy than with AMWT; and
•	patients on V.A.C. Therapy experienced significantly fewer amputations than with AMWT.

This study adds to KCI's significant body of clinical data that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides clinical advantage for treatment of diabetic foot ulcers, including limb salvage.

KCI also continues to successfully distinguish its products from competitive offerings through unique FDA-approved marketing and labeling claims such as the V.A.C. Therapy System is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, new claims were approved by the Food and Drug Administration, or FDA, in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These newly-issued claims are unique to KCI’s V.A.C. systems in the field of NPWT.

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all health care settings. We have relationships with approximately 9,000 acute care hospitals worldwide.  In the United States, we have relationships with approximately 9,200 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care and governmental payers.  We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We have over 375 contracts with some of the largest private insurance payers in the U.S.

Extensive service center network.  With a network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our products to major hospitals in the United States, Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

Customers

We have a broad reach across all health care settings. We have relationships with approximately 9,000 acute care hospitals worldwide.  In the United States, we have relationships with approximately 9,200 extended care organizations and over 10,500 home health care agencies and wound care clinics. As of December 31, 2007, we served over 2,700 medium-to-large hospitals in the United States. Through our network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our products to major hospitals in the United States, Canada, Australia, New Zealand, Singapore, South Africa and most major European countries. This extensive network is critical to securing national contracts with GPOs, and allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products.  Our International division also serves the demands of a growing global market through relationships with independent distributors in Latin America, the Middle East, Eastern Europe and Asia.  Additionally, operations have been established in Japan and we are actively pursuing the regulatory approvals required to enter the Japanese market.

Our agreements with GPOs, reimbursement under Medicare Part B, and our contractual relationships with third-party private payers account for a significant portion of our revenues.  We have agreements with numerous GPOs which negotiate rental and purchase terms on behalf of large groups of acute care and extended care organizations.  Our largest GPO relationship is with Novation, LLC.  Under our agreements with Novation, we provide products and therapies to over 1,800 acute care and extended care organizations.  Rentals and sales to Novation participants in the years ended December 31, 2007, 2006 and 2005, accounted for $193.6 million, or 12.0% of total revenue, $179.2 million, or 13.1% of total revenue, and $159.6 million, or 13.2% of total revenue, respectively.  Medicare, which reimburses KCI for placement of our products and therapies with Medicare participants, accounted for $181.5 million, or 11.3% of total revenue, $165.4 million, or 12.1% of total revenue, and $148.6 million, or 12.3% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  No other individual customer or payer accounted for 10% or more of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Our customers typically prefer to rent our V.A.C. Therapy systems and therapeutic support systems and purchase the related disposable products, such as V.A.C. dressings. We believe that some of our customers, who tend to be our larger customers, desire alternatives to rental for at least some of their business. We expect this trend may continue as V.A.C. penetration increases, and we are evaluating and developing alternative models that will meet our customers' needs now and into the future.

Billing and Reimbursement

We have extensive contractual relationships and reimbursement coverage for our products in the United States. We have contracts with nearly all major acute care hospital organizations and most major extended care organizations. Generally, these acute and extended care organizations pay us directly for our products and services. In the homecare market, we provide our products and services directly to patients and bill third-party payers, including Medicare, Medicaid and private insurance. We currently have V.A.C. contracts with private and governmental payer organizations covering over 200 million member lives in the United States as of December 31, 2007. This represents more than 10 times the number of member lives we had under contract as of mid-2000.

The following table sets forth, for the periods indicated, the percentage of revenue derived from different types of payers:

	2007	2006	2005

Acute and extended care organizations	67.4%	67.9%	66.9%
Third-party payers	32.6%	32.1%	33.1%

Employees

As of January 31, 2008, we had approximately 6,400 employees.  Our corporate, manufacturing, finance, research and development and administrative functions are performed by approximately 1,000 employees who are located in San Antonio, Texas. Our USA division had approximately 3,500 employees, including approximately 1,300 employees located in San Antonio who perform functions associated with customer service and sales administration. As of December 31, 2007, we had approximately 2,000 employees in our International division. Approximately 85 employees in our France subsidiary are represented by a workers' council, pursuant to applicable industrial relations laws. Our employees are not otherwise represented by labor unions or workers' councils and we consider our employee relations to be good.

Corporate Organization

Our business has two geographical operating segments: USA and International.

With approximately 3,500 employees as of December 31, 2007, our USA division serves the domestic acute care, extended care and homecare markets with the full range of our products and services. The domestic division distributes our medical devices and therapeutic support systems to over 4,600 acute care hospitals and approximately 9,200 extended care organizations and also directly serves the homecare market through our service center network. Our USA division accounted for approximately 71.4%, 72.5% and 73.3% of our total revenue in the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, our International division had direct operations in 18 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Norway, Ireland, Belgium, Spain, New Zealand, Singapore and South Africa. The International division distributes our medical devices and therapeutic support systems through a network of 67 service centers to approximately 4,400 acute care hospitals. Our international corporate office is located in Amsterdam, the Netherlands. We have international manufacturing and engineering operations based in the United Kingdom, Ireland and Belgium.  We also have research and development personnel in Japan who oversee our clinical studies and developments in that country.  In addition, our International division serves the demands of a growing global market through relationships with approximately 40 independent distributors in Latin America, the Middle East, Eastern Europe and Asia. The International division consists of approximately 2,000 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our International division accounted for approximately 28.6%, 27.5% and 26.7% of our total revenue in the years ended December 31, 2007, 2006 and 2005, respectively.

Sales and Marketing Organization

Our worldwide sales organization consists of approximately 2,000 individuals and is organized by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care. We have approximately 600 clinical consultants, all of whom are health care professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols. Our clinicians educate the hospital, long-term care organization or home health agency staff on the use of our products. In addition, we employ approximately 200 specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

Our domestic sales organization includes approximately 1,300 employees.  Effective February 2008, our domestic sales organization was realigned to provide for a dedicated sales force for our therapeutic support systems separate from our V.A.C. Therapy products.  Our international sales organization includes approximately 700 employees in 18 foreign countries. In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

Selling, marketing and advertising expenses in each of the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Selling	$273,127	$237,440	$197,040
Percentage of total revenue	17.0%	17.3%	16.3%

Marketing	$57,297	$58,938	$55,507
Percentage of total revenue	3.6%	4.3%	4.6%

Advertising	$8,090	$7,406	$9,574
Percentage of total revenue	0.5%	0.5%	0.8%

Service Organization

Our USA division has a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. In 2005, we launched KCI Express, our secure and encrypted website allowing customers in acute care, extended care and homecare to transact business with KCI directly on the web.  Our website, www.kciexpress.com, provides KCI’s customers self-service applications designed to meet the specific needs in their care setting.  Our USA division distributes our medical devices and therapeutic support systems through a network of 141 service centers.  Our USA division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours.  Our International division distributes our medical devices and therapeutic support systems through a network of 67 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market, but vary by country to ensure we meet the unique needs of our international customers.

In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  To ensure availability when products are needed, the service organization manages our rental fleet of approximately 145,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 1,000 employees in the United States and 600 employees internationally.

Research and Development

We have a successful track record of pioneering advanced wound care and therapeutic support system technologies through new product introductions and significant enhancements to existing products. Our development and commercialization of V.A.C. Therapy systems, including proprietary disposable dressings, has established KCI as a leader in advanced wound care. Our therapeutic support systems technology originated with the introduction of the RotoRest bed over 30 years ago. Since that time, we have continued to develop and commercialize a broad spectrum of therapeutic support systems which have significantly enhanced patient care. More recently, we have developed a broad portfolio of bariatric surface products to improve the care of obese patients and have introduced two new sophisticated critical care therapies.  Additionally, we continue to strengthen our medical capabilities and commitments to clinical research that continues to demonstrate the benefits of our technologies.  Our research and development activities are managed by approximately 200 employees worldwide.

Our primary focus for innovation is to introduce new technologies that expand our current product portfolio into different clinical settings, explore novel opportunities across the entire spectrum of wound care, and evaluate opportunities that leverage our expertise in critical care and in a variety of other clinical disciplines to expand product offerings beyond wound care that address significant unmet needs of our customers and their patients.  In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their operational efficiency.  Significant investments in our 2007 research and development included:

•	new, advanced wound healing systems and dressings tailored to the needs of different wound types and care settings;
•	new technologies in wound healing and tissue repair;
•	new applications of V.A.C. Therapy technology and enhanced therapeutic effectiveness through improved understanding of the V.A.C. Therapy systems' various mechanisms of action; and
•	initiation, execution or support of a number of well-designed randomized-controlled clinical trials, registries, development studies, and investigator initiated trials.

Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Research and development spending	$50,532	$36,694	$30,614
Percentage of total revenue	3.1%	2.7%	2.5%

Patents, Trademarks and Licenses

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties.  We seek patent protection in the United States and abroad.  We have approximately 175 issued U.S. patents relating to our existing and prospective lines of therapeutic medical devices.  We also have approximately 135 pending U.S. patent applications.  Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks.  We have approximately 70 trademarks and service marks registered with the United States Patent and Trademark Office.  We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

We have patents relating to our current V.A.C. Therapy products, in the form of owned and licensed patents, including approximately 50 issued U.S. patents (including 14 design patents) and approximately 90 U.S. patent applications pending.  Our worldwide patent portfolio (including owned and licensed patent assets) relating to current and prospective technologies in the field of V.A.C. Therapy includes approximately 400 issued patents and more than 300 pending patent applications, including protection in Europe, Canada, Australia, Japan and the United States.  Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority.  The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S.  We also have multiple longer-term patent filings directed to cover unique central systems, dressings and other improvements of the V.A.C. Therapy system.

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

Manufacturing

Our manufacturing processes for V.A.C. Therapy systems and therapeutic support systems, including mattress replacement systems and overlays, involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process and quality system are in compliance with the International Organization for Standardization, specifically ISO 13485:2003, and the United States Food and Drug Administration’s Quality System Regulation, 21 CFR 820.

We contract for the manufacture of V.A.C. disposable supplies through Avail Medical Products, Inc., a leading contract manufacturer of sterile medical products.  Effective November 30, 2007, we entered into a three-year Toll Manufacturing Agreement with Avail through November 2010, which is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary.  The Agreement replaces the Amended and Restated Manufacturing Agreement between KCI and Avail, dated December 18, 2002.  Under the new agreement, we will have title to the raw materials used to manufacture our disposable supplies and will retain title of all disposables inventory throughout the manufacturing process.  Under the previous agreement, title to the raw materials and work-in-process inventory was retained by Avail during the manufacturing process.  Approximately 24.1% of our total revenue for the year ended December 31, 2007 was generated from the sale of these disposable supplies.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  However, in the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

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

Our payment terms with acute care and extended care organizations are consistent with industry standards and generally provide for payment within 30 days of invoice.  Our payment terms with third-party payers, including Medicare and private insurance, are consistent with industry standards and are regulated by contract and state statute and generally vary from 30 to 45 days.  A portion of our receivables relate to unbilled revenues arising in the normal course of business.  A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our acute care or extended care organization customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

Competition

We believe that the principal competitive factors within our markets are clinical efficacy, clinical outcomes, cost of care and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional health care GPOs. We have contracts with most major hospital GPOs and most major extended care GPOs for V.A.C. Therapy systems. The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop new cost-effective products and technologies that result in superior clinical outcomes.

Historically, our V.A.C. Therapy systems have competed primarily with traditional wound care dressings, other advanced wound care dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and other medical devices used for wound care.  Many of these methods can be used to compete with V.A.C. Therapy or as adjunctive therapies which may complement V.A.C. Therapy.  For example, caregivers may use one of our V.A.C. Therapy systems in order to reduce the wound size and create a healthy wound bed, and then use a skin substitute to manage the wound to final closure.

We believe our V.A.C. Therapy system is well-positioned to compete effectively in advanced wound care, based on the clinical efficacy and superior outcomes of V.A.C. Therapy, as supported by the large body of evidence we have collected, our breadth and scope of customer relationships and our extensive sales and service infrastructure.  As a result of the success of our V.A.C. Therapy systems, a number of companies have announced or introduced products similar to or designed to mimic our V.A.C. Therapy systems and others may do so in the future.  If competitors are able to successfully develop technologies that do not infringe our intellectual property rights and obtain FDA clearance and reimbursement, we could face increasing competition in the advanced wound care business.   Over time, as our patents in the V.A.C. field begin to expire, we expect increased competition with products adopting the basic V.A.C. technologies.

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

With respect to therapeutic support systems for treatment of pulmonary complications in the ICU, wound treatment and prevention, our primary competitors are Hill-Rom Company, Huntleigh Healthcare and Stryker Corporation. In the bariatric market, our primary competitors are Hill-Rom Company, Sizewise Rentals, Stryker Corporation and Huntleigh Healthcare. We also compete on a regional, local and market segment level with a number of other companies.

Reimbursement

Our products are rented and sold principally to hospitals, extended care organizations and directly to patients in the home who receive payment coverage for the products and services they utilize from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the U.S. and other publicly-funded health plans in foreign jurisdictions.  As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers.  The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.  We believe that government and private insurance efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payers to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

Hospital Setting

Acute care hospitals in the U.S. and in most of the countries where we conduct business are generally reimbursed for the treatment of patients by governmental healthcare programs or private insurance.  In the U.S., Medicare reimburses acute care hospitals for inpatient operating costs based upon prospectively determined rates. Under the inpatient prospective payment system, or IPPS, acute care hospitals receive a predetermined payment rate for each hospital discharge.  The fixed payment amount is based upon each patient’s diagnosis-related group, or DRG.  Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis.  The DRG payment rates are based upon historic national average costs and do not consider the actual costs incurred by a hospital in providing care.  Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, U.S. acute care hospitals generally do not receive direct Medicare reimbursement under the IPPS for the distinct costs incurred in purchasing or renting our products. Rather, reimbursement for these costs must come from within the DRG payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. U.S. long-term care and rehabilitation organizations are now also paid under a prospective payment system, or PPS, rate that does not directly account for all actual services rendered.  Because PPS payments are based on predetermined rates, and may be less than a facility’s actual costs in furnishing care, organizations have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Such facilities are also incentivized to pay as little as possible to procure such beneficial equipment and supplies.  In the hospital setting, we generally contract directly with health care facilities, or group purchasing organizations representing such facilities, for the rental or sale of our products at rates which are negotiated independently of the reimbursement amounts the facilities receive for the treatment of patients using our products.

From time to time, U.S. and foreign governmental payers make changes to the way they reimburse hospitals and other facilities for the treatment of patients.  For example, in August 2006, CMS finalized new provisions for the hospital IPPS for the 2007 federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount.  For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  This change is to phase-in ratably over three years with the full phase-in to be completed in federal fiscal year 2009.  On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008.  These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness.  Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years.  These changes or others that may be adopted in the U.S. or internationally could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

Skilled Nursing Facility Setting

We provide products to patients in skilled nursing facilities and long term care centers in the U.S. and in most of the countries where we conduct business.  In this care setting, KCI generally receives payment either directly from the facility pursuant to a negotiated agreement, from a patient’s private insurance carrier, or directly from the patient.  In many cases, these facilities are reimbursed directly by governmental healthcare programs or private insurance similar to acute care facilities, as described above.  In the U.S., Medicare reimbursement for skilled nursing facilities is conducted under a prospective payment system, where Medicare patients are assigned categories upon admission based upon the medical services and functional support the patient is expected to require.  The facility then receives a prospectively determined daily payment based upon the category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services.  Many U.S. state Medicaid programs reimburse skilled nursing facilities in a similar manner, while some Medicaid programs may provide additional reimbursement to facilities based on the actual care provided to patients.  Because many skilled nursing facilities and other long term care centers receive fixed reimbursement amounts based on assigned patient categories, rather than the actual cost of care, these facilities face increasing cost pressures due to rising health care costs.

Home Setting

In the home care setting, we generally provide products directly to patients and receive direct reimbursement from governmental healthcare programs, private insurance, or the patient.  The demand for our products in the home is highly dependent upon the coverage and reimbursement determinations of governmental and private insurance payers.  In the U.S., we provide products to Medicare beneficiaries under the Part B program, which reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of DME for use in the beneficiary's home or a home for the aged.  As long as we continue to provide our products to Medicare beneficiaries for use in the homecare setting and the Medicare Part B coverage criteria are met, our homecare products are reimbursed under the Medicare DME benefit.  Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee equal to 80% of the established allowable charge for the item. The patient (or his or her supplemental insurer) is responsible for the remaining 20%.  In contrast to the hospital and skilled nursing facility settings where we bill and collect from the inpatient facilities, KCI generally bills the Medicare program and other insurers directly, on an assignment basis, for the covered homecare items we furnish.  This direct billing, including billing to federal health care programs, raises additional potential liabilities. See “Government Regulation –Fraud and Abuse Laws.”

Our V.A.C. Therapy Systems received Medicare Part B reimbursement coverage in 2000.  Since that time, usage of V.A.C. Therapy Systems in the home has greatly increased as U.S. insurers have adopted coverage criteria similar to Medicare standards.  We have received governmental home care reimbursement in a number of countries outside the U.S. where we conduct business and we are actively seeking reimbursement and coverage in other countries.  Receiving and increasing reimbursement levels for our products is essential to maintain demand for our products.  Any adverse determinations or reductions in governmental reimbursement for our products in the U.S. or internationally could negatively affect the demand for our products.

In addition, governmental programs frequently adopt new reimbursement rules and practices that may affect our business.  In 2003, CMS issued a final rule implementing an "inherent reasonableness" authority, which allows CMS and its administrative contractors to adjust reimbursement amounts for durable medical equipment covered under Medicare Part B by up to 15% per year when the existing fee schedule payment amount for an item or service is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used by CMS and the administrative contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service.  Using this authority, CMS and the administrative contractors could reduce KCI’s reimbursement levels for its home care products covered by Medicare Part B.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter). The MMA contains revisions to payment methodologies and other standards for items of DME. These revisions could have a direct impact on our business. Under the MMA, the reimbursement amounts for DME, including V.A.C. Therapy systems, will no longer be increased on an annual basis through 2008.  In the MMA, Congress also directed CMS to establish a competitive bidding program to pay for certain items of durable medical equipment, prosthetics, orthotics and supply, or DMEPOS, beginning in 2007.  CMS formally launched the DMEPOS competitive bidding program through publication of a final rule in April 2007, under which suppliers will be required to be successful bidders and meet certain program standards in order to supply selected DMEPOS items to Medicare beneficiaries in certain designated geographic areas.  Competitive bidding is being phased in both by geographical area and by product category.  In 2008, CMS will operate competitive bidding areas, or CBAs, within 10 of the nation’s largest metropolitan areas, excluding New York, Los Angeles, and Chicago.  CMS has included Negative Pressure Wound Therapy, or NPWT, as one of the product categories in the first phase of competitive bidding.  Suppliers that bid to furnish a particular product category in a CBA must submit a bid for each item within the product category.  All bids submitted must be at or below the fee schedule amount for the item at the time the bid is made, thereby ensuring that the competitive bidding program will result in lower Medicare reimbursement levels for DMEPOS items furnished within the CBAs.  Once CMS selects the contract suppliers for a particular product category, CMS will establish single payment amounts for each item within the product category.  The single payment amount is based on the median of the winning suppliers’ bids for each of the selected items in the CBA.  Therefore, a winning supplier is not guaranteed reimbursement at its actual bid amount for an item; rather, approximately half of the winning suppliers who opt to become contract suppliers will be reimbursed at a lower rate than their bid to furnish a particular item, while the other half will receive reimbursement in excess of their bid amount.  Those bidders which are awarded contracts and agree to become contract suppliers must accept reimbursement from CMS at 80% of the item’s single payment amount for the CBA in which the beneficiary maintains a permanent residence; the beneficiary is responsible for the 20% copayment.  It is possible, however, that CMS will not award any contracts for certain product categories in one or more of the CBAs.  In such case, those products would continue to be reimbursed by Medicare at the current fee schedule pricing.

Recently, CMS announced the 70 metropolitan areas included in the second phase of the competitive bidding process.  CMS has included NPWT as a product category in this second phase of competitive bidding.  In the second phase of the program, CMS has indicated that new single payment amounts would be established and paid to winning bidders that opt to become contract suppliers beginning in mid-2009 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a CBA, except in limited circumstances.  The Medicare DMEPOS competitive bidding program could have a negative impact on our Medicare reimbursement levels, and could result in increased price pressure from other third-party payers.  The competitive bidding program could also limit customer access to KCI’s homecare products in the designated CBAs.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas included in phase one of the program represented approximately $16.6 million, or 1.5% of our total U.S. V.A.C. revenue, or 1.0% of KCI’s total revenue for the year ended December 31, 2007.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the 80 designated metropolitan areas represented less than 7% of our total U.S. V.A.C. revenue, or less than 5% of KCI’s total revenue for the year ended December 31, 2007.

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

The importance of payer coverage policies has been demonstrated by our experience with our V.A.C. technology in the homecare setting. On October 1, 2000, a Medicare Part B policy was approved, which provided for reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. Therapy systems and V.A.C. disposable products in the homecare setting.  The policy facilitated claims processing, permitted electronic claims submissions and created a more uniform claims review process.  Because many payers look to Medicare for guidance in coverage, a specific Medicare policy is often relied upon by other payers.  In contrast with this United States-based experience, coverage in several European countries has been limited to case-by-case approvals until the appropriate approvals have been granted by the government-sponsored approval body.  Switzerland approved homecare reimbursement in 2004, which has opened the market for broad use in the home.  In February 2008, the German Ministry of Health approved a clinical study, including paid placements, which will allow selected patients to receive V.A.C. Therapy in the home.  During the study period, KCI will receive reimbursement from German health insurance funds for patients participating in this study.  In other countries, such as Austria and the Netherlands, coverage by insurance companies is widespread, even without formal government approval.

A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third-party payers.  The reimbursement process for homecare placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of our business.

In the United States, health care reform legislation will most likely remain focused on reducing the cost of health care. We believe that efforts by private payers to contain costs through managed care and other methods will continue in the future as efforts to reform the health care system continue.  Current methods to contain health care costs include the MMA revisions that cease increases to DME fee schedule reimbursement through 2008 and the forthcoming Medicare DMEPOS competitive bidding program, each of which could impact reimbursement of our homecare products.

From time to time, CMS publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products. In the past, our V.A.C. Therapy systems and disposables were the only devices assigned to the CMS reimbursement codes for NPWT.  Beginning in 2005, CMS assigned the same NPWT reimbursement codes to other devices marketed to compete with V.A.C. Therapy systems.  Also, CMS may reduce reimbursement rates on NPWT or its various components, which would reduce revenue.  As a result of recent CMS decisions, there has been an increase in the development of products designed to compete with V.A.C. Therapy systems and inquiries from other third-party payers regarding reimbursement levels.  Both increased competition and/or reduced reimbursement could materially and adversely affect our operating results.

The assignment of CMS reimbursement codes to competing products also increases the likelihood of the NPWT product category being included in future rounds of the DMEPOS Medicare competitive bidding program, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting.  NPWT has been designated as a product category for the first two phases of the competitive bidding program.

The reimbursement of our products is also subject to review by government contractors that administer payments under federal health care programs, including Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and Program Safeguard Contractors, or PSCs. The DMACs have the authority to make local or regional determinations and policies for coverage and payment of DME used in the home.  The local coverage determinations published by the DMACs define coverage criteria, payment rules and documentation that will be applied to DMEPOS claims processed by the DMACs.  Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

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

Devices that we manufacture or distribute are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record-keeping requirements and mandatory reporting of certain adverse experiences associated with use of the devices. Labeling and promotional activities are subject to regulation by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses and the FDA scrutinizes the labeling and advertising of medical devices to ensure that unapproved uses of medical devices are not promoted.

Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations, including the Quality System Regulation, or QSR, (formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements. Manufacturers must also comply with the Medical Device Reporting, or MDR, regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur. We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations.  Recently, CMS announced that all DMEPOS suppliers need to be accredited by a nationally recognized accreditation body by September 30, 2009 in order to maintain Medicare billing privileges.  In December 2005, KCI received accreditation from the Joint Commission on Accreditation of Health Care Organizations, or Joint Commission.  Under this accreditation process, KCI will be reevaluated every three years and is subject to routine unannounced inspections by the Joint Commission to ensure continued compliance with standards.

Fraud and Abuse Laws

There are numerous rules and requirements governing the submission of claims for payment to federal health care programs.  If we fail to adhere to these requirements, the government could allege that claims we have submitted for payment violate the federal False Claims Act, or FCA. The FCA generally prohibits the known filing of a false or fraudulent claim for payment to the United States government or the known use of a false record or statement to obtain payment on a false or fraudulent claim paid by conspiring to defraud the United States government by getting a false or fraudulent claim allowed or paid. There are both civil and criminal provisions of the FCA. Violation of the criminal FCA can result in imprisonment of up to five years, a fine of up to $250,000 for an individual or $500,000 for an organization, up to three times the amount of the improper payment and/or exclusion from participating in federal and state health care programs.

Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  These false claims statutes include, but are not limited to, the federal FCA.  When an entity is determined to have violated the civil FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  A private party may file a suit on behalf of the government under the Civil FCA, known as a “qui tam” or “whistle blower” lawsuit.  The ability of private individuals to collect damages under these lawsuits significantly increase the possibility that a health care provider may be challenged under the Civil FCA.  In addition, recently passed Federal legislation provides incentives for states to enact their own false claims statutes or strengthen their existing false claims statutes.  A significant number of states have enacted their own false claims statutes and several states have false claims legislation pending.

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

Recently, the federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks to physicians who use and prescribe their products.  The federal Anti-Kickback Statute is a criminal statute that prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state health care program; or (2) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state health care program. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute. The criminal sanctions for a conviction under the Anti-Kickback Statute are imprisonment for not more than five years, a fine of not more than $25,000 or both, for each incident or offense, although the fine may be increased to $250,000 for individuals and $500,000 for organizations. If a party is convicted of a criminal offense related to participation in the Medicare program or any state health care program, or is convicted of a felony relating to health care fraud, the secretary of the United States Department of Health and Human Services is required to bar the party from participation in federal health care programs and to notify the appropriate state agencies to bar the individual from participation in state health care programs. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and could have a material adverse effect on our financial condition and results of operations.

Federal authorities have also increased enforcement with regard to the federal physician self-referral and payment prohibitions, commonly referred to as the Stark Law. The Stark Law generally forbids, absent qualifying for one of a few named exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any "entity" with which the physician (or an immediate family member) has a "financial relationship." DME items, including our homecare products, are designated health services. Our arrangements with physicians who prescribe our products, including arrangements whereby physicians serve as speakers and consultants for KCI, our training programs and our sales and marketing events (including meals, travel and accommodations associated therewith), could be deemed to create a "financial relationship" under the Stark Law, in which case, unless an applicable exception is met, the physician may not order Medicare or Medicaid covered DME from us, and we may not present a claim for Medicare or Medicaid payment for such items. Penalties for Stark Law violations include denial of payment, civil monetary penalties of up to $15,000 for each illegal referral and up to $100,000 for any scheme designed to circumvent the Stark Law requirements. Prosecution under the Stark Law could have a material adverse impact on our financial condition and results of operations.

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

In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defined two new federal crimes: (i) health care fraud and (ii) false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any health care benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for health care benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid.  Violations of these statutes may result in fines, imprisonment, or exclusion from government health care programs.  Additionally, HIPAA granted expanded enforcement authority to the U.S. Department of Health and Human Services, or DHHS, and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the DHHS's Office of the Inspector General, or OIG, and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.

The most recent publication of the OIG’s Work Plan for 2008 includes several projects that could affect our business. Specifically, the OIG indicated its initiation of a plan to compare acquisition prices for NPWT pumps and supplies by suppliers against the amount Medicare reimburses such suppliers for those items.  OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information. The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer.

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

We are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.  Violations of the FCPA may result in significant fines and penalties.

Claims Audits

The industry in which we operate is generally characterized by long collection cycles for accounts receivable due to complex and time-consuming documentation requirements for obtaining reimbursement from private and governmental third-party payers. Such protracted collection cycles can lead to delays in obtaining reimbursement. Moreover, regional Medicare contractors periodically conduct pre-payment and post-payment reviews and other audits of paid claims, which can further lengthen the collection cycle.  Medicare and Medicaid contractors are under increasing pressure to scrutinize health care claims more closely. Reviews and/or similar audits or investigations of our claims and related documentation could result in denials of claims for payment submitted by us.

We are subject to periodic technology assessments and claims audits by governmental third-party payers in the U.S. and internationally.  In the U.S., the OIG has initiated various studies and technology assessments on NPWT efficacy and billing practices during 2006, 2007 and 2008.  The OIG regularly evaluates effectiveness and efficiency of a wide range of programs of DHHS pursuant to an annual work plan.  We routinely cooperate with requests for information from the OIG and other governmental agencies by supplying billing records and other relevant information.  In the event we are unable to satisfy inquiries by governmental payers in the U.S. or internationally in connection with ongoing or future assessments and studies, our billings could be subject to claims audits and recoupment actions, and the results of such studies could factor into future coverage and reimbursement determinations for our products by U.S. and international governmental payers.

In June 2007, the Medicare Region D contractor notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner.  The DMAC subsequently made a minor recoupment for the exceptions noted during its review.

We are currently responding to requests from a Medicare Region A Recovery Audit Contractor (“RAC”) covering claims submitted between 2004 and 2005.  The RAC audits are part of a pilot program under the CMS Medicare Integrity Program, currently being conducted in California, Florida and New York.  At this time, we are awaiting additional information and it is not possible for KCI to determine the outcome of these requests.

While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit.

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B DMAC initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI.  While we are actively responding to these ongoing requests, if a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

Medical Record Confidentiality and Privacy Laws

HIPAA covers a variety of provisions which impact our business, including the privacy of patient health care information, the security of that information and the standardization of electronic data transactions for billing. Sanctions for violating HIPAA include criminal penalties and civil sanctions. HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable protected health information, or PHI.  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI. HIPAA regulations regarding standardization of electronic data billing transactions also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible. However, the health care industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

ISO Certification

Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with International Quality System Standards (e.g., those issued by the ISO) has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years.  We originally received ISO 9001 and EN 46001 certification in 1997, followed by certification in 2002 to ISO 13485:1996, a medical device-specific version of ISO 9001.  In 2005, we obtained certification to ISO 13485:2003, the latest version of that standard.  We are registered in the UK with the Medicines and Healthcare Products Regulatory Agency and our products are CE marked through AMTAC (notified body number 0473.)  Since 2002, we have obtained medical device licenses from Health Canada for our products.

Environmental Laws

We are subject to various environmental laws and regulations that govern our operations in the U.S. and internationally, including the handling and disposal of non-hazardous and hazardous substances and wastes, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which substances or wastes were sent from current or former operations at our facilities. From time to time, we have incurred costs and obligations for correcting environmental noncompliance matters and for cleanup of certain of our properties and third-party sites.

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

We face significant and increasing competition in our advanced wound care and therapeutic support systems businesses.  Our advanced wound care business primarily competes with Convatec, Johnson & Johnson, Molnycke, RecoverCare/Sten+Barr, Smith & Nephew, and 3M Company, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy Systems.  Our Therapeutic Support Systems business primarily competes with the Hill-Rom Company, Gaymar Industries, and Sizewise Rentals and in Europe with Huntleigh Healthcare/Gettinge.

Several competitors have obtained regulatory and/or reimbursement approvals for negative pressure wound therapy, or NPWT, products in the U.S. and internationally.  We expect competition to increase over time as competitors introduce additional products competitive with V.A.C. Therapy systems in the advanced wound care market.  Additionally, as our patents in the field of NPWT start to expire beginning in 2012, we expect increased competition with products adopting basic NPWT technologies.  Our advanced wound care systems also compete with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care in the U.S. and internationally.

In addition to direct competition from companies in the advanced wound care market, health care organizations may from time to time attempt to assemble drainage and/or negative pressure devices from standard hospital supplies.  While we believe that many possible device configurations by competitors or health care organizations would infringe our intellectual property rights, we may be unsuccessful in asserting our rights against the sale or use of any such products, which could harm our ability to compete and could adversely affect our business.

We also face the risk that innovation by our competitors in our markets may render our products less desirable or obsolete.  Additionally, V.A.C. Therapy and therapeutic support systems can be contracted under national tenders or with larger hospital group purchasing organizations, or GPOs.  In prior years, many GPO contracts were awarded as sole-source or dual-source agreements.  GPOs have come under public pressure to modify their membership requirements and contracting practices, including the award of multi-source contracts or the conversion of sole-source and dual-source agreements to agreements with multiple suppliers.  As GPO agreements come up for bid, it is likely that contract awards will result in dual or multi-source agreements with GPOs in the advanced wound care and therapeutic support systems categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.  If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the Wake Forest patents, our competitive position would be harmed.

Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  Our patents may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents.  When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  In 2007, requests for ex-parte reexamination of five patents owned and licensed by KCI were granted by the U.S. Patent and Trademark Office, including the base V.A.C. Therapy patents licensed from Wake Forest.  If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through reexamination, our competitive position would be harmed.

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

KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving patents owned or licensed by KCI, as described in Item 3: “Legal Proceedings.”  If any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived $950.1 million in revenue, or 59.0% of total revenue for the year ended December 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived $199.5 million in revenue, or 12.4% of total revenue for the year ended December 31, 2007 and $158.9 million, or 11.6% of total revenue for the year ended December 31, 2006 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.

From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care or therapeutic support systems for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of any such intellectual property infringement claims, we could be required to:

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

If we are unable to develop new generations of V.A.C. Therapy and therapeutic support systems products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing V.A.C. Therapy and therapeutic support systems products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection in both the V.A.C. Therapy and Therapeutic Support Systems businesses will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines.  Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority. The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S. We also have multiple longer-term patent filings directed to cover unique features and improvements of V.A.C. Therapy systems and related dressings.  If we are unable to continue developing proprietary product enhancements to V.A.C. Therapy systems and therapeutic support systems products that effectively make older products obsolete, we may lose market share in our existing lines of business.  Also, any failure to obtain regulatory clearances for such new products or enhancements could limit our ability to market new generations of products.  Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

Changes in U.S. and international reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.

The demand for our products is highly dependent on the regulations, policies and rules of third-party payers in the U.S. and internationally, including the U.S. Medicare and Medicaid programs, as well as private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment regulations, policies or rules of existing third-party payers are revised in any material way in light of increased efforts to control health care spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of furnishing or renting our products could increase.

In the U.S., the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal health care programs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of durable medical equipment, or DME, and related supplies in the home.  Adverse interpretation or application of Medicare contractor coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

From time to time, we have been engaged in dialogue with the medical directors of the various Medicare contractors in order to clarify the local coverage policy for NPWT which has been adopted in each of the Medicare DME regions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all open issues.  In the event that our interpretations of NPWT coverage policies in effect at any given time do not prevail, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our V.A.C. Medicare revenue.

In addition, the current Medicare NPWT coverage policy instructs the regional contractors to initially deny payment for any V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis. We currently have approximately $21.5 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

U.S. Medicare reimbursement of competitive products and the implementation of the Medicare competitive bidding program could reduce the reimbursement we receive and could adversely affect the demand for our V.A.C. Therapy systems in the U.S.

From time to time, Medicare publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  Since 2005, Medicare has assigned NPWT reimbursement codes to several devices being marketed to compete with V.A.C. Therapy systems.  Due to the introduction of new competitive products, CMS and other third-party payers could attempt to reduce reimbursement rates on NPWT or its various components, which may reduce our revenue. Increased competition and any resulting reduction in reimbursement could materially and adversely affect our business and operating results.

CMS formally launched the DMEPOS competitive bidding program through publication of a final rule in April 2007, under which suppliers will be required to be successful bidders and meet certain program standards in order to supply selected DMEPOS items to Medicare beneficiaries in certain designated geographic areas. Competitive bidding is being phased in both by geographical area and by product category. In 2008, CMS will operate competitive bidding areas, or CBAs, within 10 of the nation’s largest metropolitan areas, excluding New York, Los Angeles, and Chicago.  CMS has included Negative Pressure Wound Therapy, or NPWT, as one of the product categories in the first phase of competitive bidding.  Suppliers that bid to furnish a particular product category in a CBA must submit a bid for each item within the product category.  All bids submitted must be at or below the fee schedule amount for the item at the time the bid is made, thereby ensuring that the competitive bidding program will result in lower Medicare reimbursement levels for DMEPOS items furnished within the CBAs.  Once CMS selects the contract suppliers for a particular product category, CMS will establish single payment amounts for each item within the product category.  The single payment amount is based on the median of the winning suppliers’ bids for each of the selected items in the CBA.  Therefore, a winning supplier is not guaranteed reimbursement at its actual bid amount for an item; rather, approximately half of the winning suppliers who opt to become contract suppliers will be reimbursed at a lower rate than their bid to furnish a particular item, while the other half will receive reimbursement in excess of their bid amount.  Those bidders which are awarded contracts and agree to become contract suppliers must accept reimbursement from CMS at 80% of the item’s single payment amount for the CBA in which the beneficiary maintains a permanent residence; the beneficiary is responsible for the 20% copayment.  It is possible, however, that CMS will not award any contracts for certain product categories in one or more of the CBAs.  In such case, those products would continue to be reimbursed by Medicare at the current fee schedule pricing.  Recently, CMS announced the 70 metropolitan areas included in the second phase of the competitive bidding process.  CMS has included NPWT as a product category in this second phase of competitive bidding.  In the second phase of the program, CMS has indicated that new single payment amounts would be established and paid to winning bidders that opt to become contract suppliers beginning in mid-2009 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a CBA, except in limited circumstances.

The Medicare DMEPOS competitive bidding program could have a negative impact on our Medicare reimbursement levels, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also limit customer access to KCI’s homecare products in the CBAs.  If KCI’s products are no longer available in certain metropolitan areas, the physician prescribing patterns for non-Medicare patients in these areas may also be negatively impacted.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas included in phase one of the DMEPOS competitive bidding program represented approximately $16.6 million, or 1.5% of our total U.S. V.A.C. revenue, or 1.0% of KCI’s total revenue for the year ended December 31, 2007.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the 80 designated metropolitan areas represented less than 7% of our total U.S. V.A.C. revenue, or less than 5% of KCI’s total revenue for the year ended December 31, 2007.  We cannot predict the outcome of the Medicare competitive bidding program on our business nor the Medicare payment rates that will be in effect in 2008 and beyond for the items subject to competitive bidding.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

In August 2006, CMS finalized new provisions for the hospital IPPS for the 2007 federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount.  For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  This change is to phase-in ratably over three years with the full phase-in to be completed in federal fiscal year 2009.  On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008.  These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness.  Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years.  The changes to IPPS reimbursement procedures could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products.

Due to the increased scrutiny and publicity of rising health care costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business. For example, we were informed in November 2004 that CMS intended to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. Therapy system.  We are also currently subject to multiple technology assessments related to our V.A.C. Therapy systems in foreign countries where we conduct business.  Any unfavorable results from these evaluations or technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our V.A.C. Therapy systems.

The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us which could have a material adverse effect on our financial condition and results of operations.

The most recent publication of the OIG’s Work Plan for 2008 includes several projects that could affect our business. Specifically, the OIG indicated its initiation of a plan to compare acquisition prices for NPWT pumps and supplies by suppliers against the amount Medicare reimburses such suppliers for those items.  OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information. The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer. The results of U.S. or foreign government agency studies could factor into governmental or private reimbursement or coverage determinations for our products, and could result in changes to coverage or reimbursement rules which could reduce the amounts we collect for our products and have a material adverse effect on our business.

We may be subject to claims audits that could harm our business and financial results.

As a health care supplier, we are subject to claims audits by government regulators, contractors and private payers.  We are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.  To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be spurred by recommendations made by government agencies, such as those in the June 2007 OIG report.

We are currently responding to requests from a Medicare Region A Recovery Audit Contractor (“RAC”) covering claims submitted between 2004 and 2005.  The RAC audits are part of a pilot program under the CMS Medicare Integrity Program, currently being conducted in California, Florida and New York.  At this time, we are awaiting additional information and it is not possible for KCI to determine the outcome of these requests.

While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit which could have a material adverse effect on our financial condition and results of operations.

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B DMAC initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI.  While we are actively responding to these ongoing requests, if a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also have a material adverse effect on our financial condition and results of operations.

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

The U.S. federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to health care professionals who use and prescribe their products.  Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute, which prohibits the offer, payment solicitation or receipt of remuneration of any kind if even one purpose of such remuneration is to induce the recipient to use, order, refer, or recommend or arrange for the use, order or referral of any items or services for which payment may be made in whole or in part under a federal or state health care program.  A number of states have passed similar laws, some of which apply even more broadly than the federal Anti-Kickback Statute because they are not limited to federal or state reimbursed items or services and apply to items and services that may be reimbursed by any payer.

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

Recent federal cuts to state administered health care programs, particularly Medicaid, have also increased enforcement activity at the state level under both federal and state laws.  In 2006, CMS released its initial comprehensive Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse.  This new program will work to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states.  Such reviews could result in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

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

We obtain some of our finished products and components from a limited group of suppliers.  In particular, we have an exclusive supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 79.5% of our total revenue for the year ended December 31, 2007, of which sales of V.A.C. disposables represented approximately 24.1% of total revenue for the same period.  While we have the flexibility under our agreement with Avail to manufacture and package V.A.C. disposables internally, any disruption in Avail’s supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

In November 2007, we entered into a new three-year supply agreement with Avail through November 2010, which is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreements and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. Should Avail have any difficulty performing under the agreement, we have increased flexibility to manufacture and package V.A.C. disposables.  However, any down time between manufacturing cycles could cause a shortfall in supply.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

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

In prior years, Stryker Medical was our sole supplier of frames used to manufacture our KinAir IV, TheraPulse and TriaDyne Proventa framed surface products.  Stryker Medical ceased supplying frames to us in December 2007.  We estimate that our current inventory levels will provide sufficient frames for the next 2-3 years.  Management is currently exploring various supply alternatives to address our future supply requirements.

Our international business operations are subject to risks that could adversely affect our operating results.

Our operations outside the United States, which represented approximately $459.7 million, or 28.6%, of our total revenue for the year ended December 31, 2007, $377.9 million, or 27.5%, of our total revenue for the year ended December 31, 2006 and $322.4 million, or 26.7%, of our total revenue for the year ended December 31, 2005, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the U.S.;
•	trade protection measures and import and export licensing requirements;
•	changes in foreign regulatory requirements and tax laws;
•	violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial bribery and anti-corruption laws in the foreign jurisdictions in which we do business;
•	changes in foreign medical reimbursement programs and policies, and other health care reforms;
•	political and economic instability;
•	complex tax and cash management issues;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
•	longer-term receivables than are typical in the U.S., and greater difficulty of collecting receivables in certain foreign jurisdictions.

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

In this regard, HIPAA defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government health care programs.  Further, under separate statutes, submission of claims for payment or causing such claims to be submitted that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

We are subject to regulation by the Food and Drug Administration, or FDA, and its foreign counterparts that could materially reduce the demand for and limit our ability to distribute our products and could cause us to incur significant compliance costs.

The production and marketing of substantially all of our products and our ongoing research and development activities are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs on our operations. If we fail to comply with applicable regulations or if postmarket safety issues arise, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. Each of these potential actions could result in a material adverse effect on our operating results. In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs. In 2006, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products. Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if FDA decides to eliminate certain exemptions in their proposed guidelines. In 2007, standardization agencies in Europe and Canada adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Listing bodies in the U.S. are expected to adopt similar revised standards in 2010. Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

We may be unable to consummate acquisitions or divestitures in accordance with our plans or as necessary to meet our objectives.

KCI’s growth is dependent upon our ability to enhance our existing products and to introduce new products on a timely basis.  KCI has decided to pursue new products through acquisitions of other companies and technologies.  Acquisitions involve numerous risks, including the following:

•	inability to identify acquisition opportunities;
•	inability to complete an acquisition at commercially acceptable terms;
•	difficulties in integrating the operations, technologies, products and personnel of the acquired businesses;
•	diversion of management’s attention from normal daily operations of the business;
•	difficulties in entering markets in which KCI has no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	an acquisition may not further our business strategy as we expected, or we may pay more than the acquired company or assets are worth;
•	our relationship with current and new employees, customers, partners and distributors could be impaired; and
•
inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or businesses’ procedures and controls.

Acquisitions may also cause KCI to:

•	issue common stock that would dilute KCI’s current shareholders’ percentage ownership or earnings per share;
•	incur additional debt, including senior debt, which may impact KCI’s ability to service its debt;
•	assume liabilities, some of which may be unknown at the time of such acquisitions;
•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•	incur amortization expenses related to certain intangible assets;
•	incur large and immediate write-offs of in-process research and development costs; or
•	become subject to litigation.

Mergers and acquisitions of medical technology companies inherently entail significant risk.  Any acquisition we pursue may not be successful or may have a material adverse affect on our business and operating results.  Similar issues may arise in connection with any disposition we may elect to pursue.

If our future operating results do not meet our expectations or those of our investors or the equity research analysts covering us, the trading price of our common stock could fall dramatically.

We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

•	the level of acceptance of our V.A.C. Therapy systems by customers and physicians;
•	the type of indications that are appropriate for V.A.C. Therapy and the percentages of wounds that are considered good candidates for V.A.C. Therapy;
•	third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
•	clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
•	changes in the status of GPO contracts or national tenders for our therapeutic support systems;
•	developments or any adverse determination in litigation; and
•	new or enhanced competition in our primary markets.

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

Risks Related to Our Capital Structure

Restrictive covenants in the senior credit agreement may restrict our ability to pursue our business strategies.

The senior credit agreement limits our ability, among other things, to:

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

We may not be able to maintain these ratios. Covenants in the senior credit agreement may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

If we default under the senior credit agreement, the lenders under this facility could require immediate repayment of the entire principal. If those lenders require immediate repayment, we may not be able to repay them. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under the senior credit facility, or if we are unable to maintain the financial ratios under the senior credit facility, we will be in default under the credit agreement, which could, in turn, cause a default under any other debt obligations that we may incur from time to time.

Despite our existing debt, we may incur additional indebtedness, including senior debt, which would increase the risks described above.

We may be able to incur additional debt, including senior debt, in the future which may impact KCI’s ability to service its debt.  As of December 31, 2007, we had $423.3 million (net of outstanding letters of credit of $8.7 million) of total availability for potential borrowing under our revolving credit facility, subject to our compliance with the financial and other covenants included in our revolving credit facility.

Our articles of incorporation, our by-laws and Texas law contain provisions that could discourage, delay or prevent a change in control or management.

Our articles of incorporation and by-laws and Texas law contain provisions which could discourage, delay or prevent a third-party from acquiring shares of our common stock or replacing members of our Board of Directors. These provisions include:

•	authorization of the issuance of preferred stock, the terms of which may be determined at the sole discretion of the Board of Directors;
•	establishment of a classified Board of Directors with staggered, three-year terms;
•	provisions giving the Board of Directors sole power to set the number of directors;
•	limitations on the ability of shareholders to remove directors;
•	requirements for the approval of the holders of at least two-thirds of our outstanding common stock to amend our articles of incorporation;
•	authorization for our Board of Directors to adopt, amend or repeal our by-laws;
•	limitations on the ability of shareholders to call special meetings of shareholders; and
•	establishment of advance notice requirements for presentation of new business and nominations for election to the Board of Directors at shareholder meetings.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease approximately 156,400 square feet at our corporate headquarters building in San Antonio, Texas, the majority of which is leased under a 10-year lease that expires in 2012.  We also lease approximately 35,900 square feet in adjacent buildings that are used for general corporate purposes, and approximately 88,500 square feet of office space in San Antonio for our customer service center.  In addition, in February 2004 and February 2005, we entered into 99-month leases for approximately 80,400 and 80,200 square feet of office space in San Antonio to be used as our research and development and medical facility and for general corporate purposes, respectively.  In 2007, we entered into a lease agreement expiring in 2018 for 58,200 square feet of space with a projected construction completion and occupancy to occur in March 2008.  The space will be used as general office space for Information Technology personnel and training.

We conduct domestic manufacturing, shipping, receiving, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993.  During 2007, our operations were conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio.  We lease approximately 141 domestic service centers, including each of our five regional headquarters.

Internationally, we lease 67 service centers. Our international corporate office is located in Amsterdam, the Netherlands.  International manufacturing and engineering operations are based in the United Kingdom, Ireland and Belgium.  The United Kingdom, Ireland and Belgium plants are approximately 24,800, 55,000 and 19,600 square feet, respectively.  During 2007, the plants in the United Kingdom and Belgium operated with 100% cumulative utilization of plant and equipment.  The plant in Ireland will manufacture our V.A.C. Therapy units for our global markets which had previously been manufactured in our San Antonio, Texas and United Kingdom plants.  In addition, the Ireland plant will manage the third party manufacturers, global purchasing, supplier agreements and distribution of our V.A.C. products.

We believe that our current facilities will be adequate to meet our needs for 2008.

The following is a summary of our primary facilities:

Owned
Location	Description	Segment	or Leased

KCI Tower	Corporate Headquarters	Corporate	Leased
8023 Vantage Drive San Antonio, TX

KCI Plaza	Corporate Offices	Corporate	Leased
8000 Vantage Drive San Antonio, TX

KCI Manufacturing	Manufacturing Plant	Corporate	100% Owned
4958 Stout Drive San Antonio, TX

KCI North IV	Customer Service Center	KCI USA	Leased
5800 Farinon Drive San Antonio, TX

KCI North V	R&D and Medical Facility	Corporate	Leased
6203 Farinon Drive San Antonio, TX

KCI North VI	Patient Financial Services/Training	KCI USA	Leased
6103 Farinon Drive San Antonio, TX

Parktoren, 6th Floor	International Corporate Headquarters	KCI International	Leased
van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands

KCII Manufacturing, Unit 12	Manufacturing Plant	KCI International	Leased
11 Nimrod Way, Wimborne Dorset, United Kingdom

KCII Manufacturing	Manufacturing Plant	KCI International	Leased
Advance Technology Unit A IDA Athlone Business & Technology Park, Dublin Road Athlone, Ireland

KCII Manufacturing	Manufacturing Plant	KCI International	Leased
Ambachtslaan 1031 3990 Peer, Belgium

ITEM 3.     LEGAL PROCEEDINGS

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  The 2003 case filed against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG is currently on appeal before the Federal Circuit Court of Appeals in Washington, D.C.  In 2006, the District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the device marketed by BlueSky.  In 2007, BlueSky Medical was acquired by Smith & Nephew plc, which is now a party to the appeal.  Initial appellate briefs have been filed by all parties to the appeal.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits; one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleges that a negative pressure wound therapy device recently introduced by ITI infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case. Also in January 2008, in a separate action, KCI and its affiliates filed suit in state District Court in Bexar County, Texas, against ITI and three of its principals, all of whom were former employees of KCI. The claims in the suit include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy. We are seeking damages and injunctive relief in the case.

Although it is not possible to reliably predict the outcome of the lawsuits described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived $950.1 million in revenue, or 59.0% of total revenue for the year ended December 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived $199.5 million in revenue, or 12.4% of total revenue for the year ended December 31, 2007 and $158.9 million, or 11.6% of total revenue for the year ended December 31, 2006 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

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

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)     Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2007	High	Low

First Quarter	$52.55	$39.13
Second Quarter	$56.23	$44.90
Third Quarter	$66.77	$51.19
Fourth Quarter	$65.23	$47.18

2006	High	Low

First Quarter	$43.10	$35.14
Second Quarter	$44.74	$38.29
Third Quarter	$49.10	$22.50
Fourth Quarter	$41.22	$30.80

On February 21, 2008, the last reported sale price of our common stock on the New York Stock Exchange was $51.11 per share.  As of February 21, 2008, there were approximately 146 shareholders of record of our common stock.

We do not currently pay cash dividends on our common stock. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future.  In addition, our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  For more information regarding the restrictions under our Senior Credit Agreement, see "Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Service."

(b)     None

(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

October 1, 2007 to
October 31, 2007	1,018	$61.56	1,018	$87,470

November 1, 2007 to
November 30, 2007	221	$59.32	221	$87,457

December 1, 2007 to
December 31, 2007	331	$54.47	331	$87,439

Total	1,570	$59.75	1,570	$87,439

(1)   During the fourth quarter of 2007, KCI purchased and retired approximately 1,570 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(2)   In August 2006, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $200 million in market value of common stock through the third quarter of 2007. In August 2007, KCI's Board of Directors authorized a one-year extension to this program. During 2007, KCI repurchased shares for minimum tax withholdings and exercise price of employee stock option exercises and minimum tax withholdings on the vesting of restricted stock. No open-market repurchases were made under this program during 2007. As of December 31, 2007, the remaining authorized amount for share repurchases under this program was $87.4 million.

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

	2/24/04	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07

KCI	100.00	149.50	166.33	175.17	254.33	198.83	200.00	189.33	132.53	137.23	147.17	104.87	131.83	168.80	173.23	187.60	178.53
S&P 500	100.00	99.86	101.58	99.68	108.88	106.54	108.00	111.89	114.23	119.04	117.32	123.97	132.28	133.12	141.48	144.35	139.54
S&P Health Care Equipment	100.00	100.05	106.40	105.26	106.60	101.63	102.88	104.29	106.66	104.49	94.73	100.55	111.06	113.48	117.08	120.80	116.76

ITEM 6.     SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal years 2007 and 2006 and the selected consolidated statement of earnings data for fiscal years 2007, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of earnings data for fiscal years 2004 and 2003 and the selected consolidated balance sheet data for fiscal years 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Earnings Data:
Revenue:
Rental	$1,146,544	$979,669	$858,098	$726,783	$582,801
Sales	463,400	391,967	350,458	265,853	181,035

Total revenue	1,609,944	1,371,636	1,208,556	992,636	763,836

Rental expenses (1)	684,935	607,132	528,000	447,765	351,070
Cost of sales (1)	145,611	120,492	115,069	90,961	77,316

Gross profit	779,398	644,012	565,487	453,910	335,450

Selling, general and administrative expenses (1)	356,560	298,076	253,869	212,800	162,421
Research and development expenses	50,532	36,694	30,614	31,312	23,044
Litigation settlement expense (gain) (2)	-	-	72,000	-	(75,000)
Initial public offering expenses (3)	-	-	-	19,836	-
Secondary offering expenses (4)	-	-	-	2,219	-
Recapitalization expenses (5)	-	-	-	-	70,085

Operating earnings	372,306	309,242	209,004	187,743	154,900

Interest income and other	6,154	4,717	4,189	1,133	1,065
Interest expense (6)	(19,883)	(20,333)	(25,152)	(44,635)	(52,098)
Foreign currency gain (loss)	(624)	(1,580)	(2,958)	5,353	7,566

Earnings before income taxes	357,953	292,046	185,083	149,594	111,433

Income taxes	120,809	96,578	62,928	53,106	41,787

Net earnings	$237,144	$195,468	$122,155	$96,488	$69,646

Series A convertible preferred stock dividends (7)	-	-	-	(65,604)	(9,496)

Net earnings available to common shareholders	$237,144	$195,468	$122,155	$30,884	$60,150

Net earnings per share available to common shareholders:
Basic	$3.34	$2.76	$1.76	$0.49	$1.03

Diluted	$3.31	$2.69	$1.67	$0.45	$0.93

Weighted average shares outstanding:
Basic	70,975	70,732	69,404	62,599	58,599

Diluted (8)(9)	71,674	72,652	73,024	67,918	64,493

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$265,993	$107,146	$123,383	$124,366	$156,064
Working capital	482,301	280,940	242,121	233,723	227,596
Total assets	1,057,585	842,442	762,111	732,465	667,323
Total debt (10)	68,592	208,249	295,934	446,186	685,827
Series A convertible preferred stock	-	-	-	-	261,719
Total shareholders' equity (deficit)	677,020	356,213	191,466	50,801	(507,254)

  (1)  Amounts for fiscal years 2007 and 2006 include share-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards No. 123 Revised. See Note 1(q) to our consolidated financial statements.

  (2)  Amounts for fiscal year 2003 include the second and final payment of $75.0 million as part of an anti-trust settlement. Amounts for 2005 include the litigation settlement with Novamedix Limited of $72.0 million, net of recorded reserves of $3.0 million. See Note 13 to our consolidated financial statements.

  (3)  Amounts for fiscal year 2004 include bonuses paid of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.

(4) Amounts for fiscal year 2004 include $2.2 million of professional fees and other miscellaneous expenses in connection with our secondary offering.
(5) Recapitalization expenses include non-interest related expenses incurred in connection with our 2003 recapitalization.
  (6)  Amounts for fiscal year 2003 include an aggregate of $16.3 million in expense for the redemption premium and consent fee paid in connection with the redemption of our previously-existing 9 5/8% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously-existing senior credit facility. Amounts for fiscal year 2004 include an aggregate of $11.7 million in expense incurred in connection with our offerings, including bond call premiums totaling $7.7 million incurred in connection with the redemption of $107.2 million of our previously-existing senior subordinated notes and $4.0 million of debt issuance costs that we wrote off related to the retirement of debt. Amounts for fiscal year 2007 include an aggregate of $7.6 million in expense for the redemption premium paid in connection with the redemption of our previously-existing 7 ⅜% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously-existing senior credit facility.

  (7)  Amounts for fiscal year 2004 include cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature in connection with our initial public offering. Amounts for fiscal year 2003 include dividends-in-kind.

  (8)  Potentially dilutive stock options and restricted stock totaling 1,779 shares, 3,241 shares, 595 shares, 72 shares and 117 shares for fiscal years 2007, 2006, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

  (9)  Due to their antidilutive effect, 2,990 and 7,522 dilutive potential common shares from the preferred stock conversion were excluded from the diluted weighted average shares calculation for the years ended December 31, 2004 and 2003, respectively.

(10) Total debt equals current and long-term debt and capital lease obligations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic support systems. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic support systems, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: the United States, or domestic, and International.  Operations in the United States accounted for approximately 71.4%, 72.5% and 73.3% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 79.5% of total revenue for the year ended December 31, 2007, up from 77.9% and 75.1% for the same periods in 2006 and 2005, respectively.  We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue for the year ended December 31, 2007, we bill our customers directly, such as hospitals and extended care organizations.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and bill third-party payers directly, such as Medicare and private insurance.  Internationally, most of our revenue is generated in the acute care setting on a direct billing basis.

Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may occur in subsequent periods.

We believe the growth in our domestic V.A.C. Therapy revenue has substantially benefited from the availability of Medicare reimbursement for our products in the home.  Beginning in 2005, an increasing number of devices being marketed to compete with V.A.C. Therapy systems have obtained similar reimbursement codes.  Also, in April 2007, the Centers for Medicare and Medicaid Services, or CMS, released final rules on competitive bidding for certain Medicare covered durable medical equipment, including negative pressure wound therapy, or NPWT, which establish procedures to set competitively-bid reimbursement amounts for such items in ten designated metropolitan areas.  In the first phase of the program, new competitively-bid reimbursement amounts would be paid to winning bidders beginning in July 2008 in the designated metropolitan areas.  Recently, CMS announced the 70 metropolitan areas included in the second phase of the competitive bidding process.  CMS has included NPWT as a product category in this second phase of competitive bidding.  In the second phase of the program, CMS has indicated that new single payment amounts would be established and paid to winning bidders that opt to become contract suppliers beginning in mid-2009 in the designated metropolitan areas.  Non-winning bidders generally would be unable to furnish Medicare-covered NPWT in a CBA, except in limited circumstances.  The Medicare DMEPOS competitive bidding program could have a negative impact on our Medicare reimbursement levels, and could result in increased price pressure from other third-party payers.  The competitive bidding program could also limit customer access to KCI’s homecare products in the designated CBAs.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas included in phase one of the program represented approximately $16.6 million, or 1.5% of our total U.S. V.A.C. revenue, or 1.0% of KCI’s total revenue for the year ended December 31, 2007.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the 80 designated metropolitan areas represented less than 7% of our total U.S. V.A.C. revenue, or less than 5% of KCI’s total revenue for the year ended December 31, 2007.

As a health care supplier, we are subject to extensive government regulation directed at ascertaining the appropriateness of reimbursement and preventing fraud and abuse under various government programs.  Periodically, we receive inquiries from various government agencies requesting customer records and other documents.  In June 2007, the U.S. Department of Health and Human Services Office of the Inspector General, or OIG, issued a report on a study it conducted with regard to NPWT claims submitted to CMS for reimbursement during 2004.  The OIG report made a number of recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by CMS, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.  We are currently participating in a post-payment claims audit by a CMS regional contractor.  If a determination were made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, CMS or its contractors could place KCI on extended pre-payment review, which could slow our collections process and increase our administrative costs for providing V.A.C. Therapy.  If CMS were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results would be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices, which could also adversely affect our business and operating results.

Competitive Strengths

We believe we have the following competitive strengths:

Innovation and commercialization.  KCI has a successful track record spanning over 30 years in commercializing novel technologies in advanced wound care and therapeutic support systems.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program to advance our understanding of the science of wound healing and the physical and biologic processes that can be influenced to treat a variety of wounds.  Through such efforts, we seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  Recent innovations include the launch of the next-generation InfoV.A.C. and ActiV.A.C. therapy systems.

Product differentiation and superior clinical efficacy.  We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven superior outcomes.  The superior clinical efficacy of our V.A.C. Therapy systems and our therapeutic support systems is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians.  In February 2008, we announced the final efficacy results of a large, multi-center randomized controlled clinical trial utilizing V.A.C. Therapy compared to advanced moist wound therapy, or AMWT, in the treatment of diabetic foot ulcers, which resulted in the following statistically significant results:

•	a greater proportion of foot ulcers achieved complete ulcer closure with V.A.C. Therapy versus AMWT;
•	time to wound closure was less with V.A.C. Therapy than with AMWT; and
•	patients on V.A.C. Therapy experienced significantly fewer amputations than with AMWT.

This study adds to KCI's significant body of clinical data that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides clinical advantage for treatment of diabetic foot ulcers, including limb salvage.

KCI also continues to successfully distinguish its products from competitive offerings through unique FDA-approved marketing and labeling claims such as the V.A.C. Therapy System is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, new claims were approved by the Food and Drug Administration, or FDA, in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These newly-issued claims are unique to KCI’s V.A.C. systems in the field of NPWT.

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all health care settings. We have relationships with approximately 9,000 acute care hospitals worldwide.  In the United States, we have relationships with approximately 9,200 extended care organizations and over 10,500 home health care agencies and wound care clinics, in addition to numerous clinicians in these facilities with whom we have long-established relationships.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care and governmental payers.  We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We have over 375 contracts with some of the largest private insurance payers in the U.S.

We believe that the key factors underlying V.A.C. Therapy growth over the past year have been:

•	increasing V.A.C. Therapy awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician;
•	market expansion by identifying new wound type indications for V.A.C. Therapy and increasing the percentage of wounds that are considered good candidates for V.A.C. Therapy; and
•	strengthening our contractual relationships with third-party payers.

Extensive service center network.  With a network of 141 U.S. and 67 international service centers, we are able to rapidly deliver our products to major hospitals in the United States, Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

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

Our intellectual property is very important to maintaining our competitive position.  With respect to our V.A.C. Therapy business, we rely on our rights under the Wake Forest patents licensed to us and a number of KCI patents in the U.S. and internationally.  Continuous enhancements in our product portfolio and positioning are also important to our continued growth and market penetration.  We believe superior outcomes derived from the use of our advanced V.A.C. Therapy systems have increased customer acceptance and the perceived value of V.A.C. Therapy.  We have benefited from the introduction of specialized dressing systems designed to improve ease-of-use and effectiveness in treating a variety of wounds.

Results of Operations

Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenue by Geographical Segment

The following table sets forth, for the periods indicated, rental and sales revenue by geographical segment, as well as  the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
Domestic Revenue:
Rental	$878,259	$760,232	15.5%
Sales	271,951	233,540	16.4

Total - USA Revenue	1,150,210	993,772	15.7

International Revenue:
Rental	268,285	219,437	22.3
Sales	191,449	158,427	20.8

Total - International Revenue	459,734	377,864	21.7

Total rental revenue	1,146,544	979,669	17.0
Total sales revenue	463,400	391,967	18.2

Total Revenue	$1,609,944	$1,371,636	17.4%

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. Revenue:
Rental	$872,769	$732,308	19.2%
Sales	406,854	336,781	20.8

Total V.A.C.	$1,279,623	$1,069,089	19.7%

Therapeutic Support Systems Revenue:
Rental	273,775	247,361	10.7%
Sales	56,546	55,186	2.5

Total Therapeutic Support Systems	$330,321	$302,547	9.2%

Total Revenue	$1,609,944	$1,371,636	17.4%

The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and increased rental volumes of therapeutic support systems.  Foreign currency exchange rate movements favorably impacted total revenue by 2.5% compared to the prior year.

For additional discussion on segment and geographical information, see Note 16 to our consolidated financial statements.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

Domestic revenue	71.4%	72.5%	(110 bps)
International revenue	28.6	27.5	110 bps

Total Revenue	100.0%	100.0%

V.A.C. revenue	79.5%	77.9%	160 bps
Therapeutic Support Systems revenue	20.5	22.1	(160 bps)

Total Revenue	100.0%	100.0%

Rental revenue	71.2%	71.4%	(20 bps)
Sales revenue	28.8	28.6	20 bps

Total Revenue	100.0%	100.0%

Domestic Revenue

The following table sets forth, for the periods indicated, domestic rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. Revenue:
Rental	$707,755	$603,558	17.3%
Sales	242,341	204,703	18.4

Total V.A.C.	950,096	808,261	17.5

Therapeutic Support Systems Revenue:
Rental	170,504	156,674	8.8
Sales	29,610	28,837	2.7

Total Therapeutic Support Systems	200,114	185,511	7.9

Total rental revenue	878,259	760,232	15.5
Total sales revenue	271,951	233,540	16.4

Total Domestic Revenue	$1,150,210	$993,772	15.7%

The growth in domestic revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.

Total domestic V.A.C. revenue increased over the prior year primarily due to higher rental and sales unit volume, resulting from increased market penetration.  Growth in rental unit volume was reported across all care settings.  The increase in domestic V.A.C. rental revenue was primarily due to a 17.8% increase in rental unit volume compared to the prior-year period.  The increase in domestic V.A.C. sales revenue over the prior year was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume.

Domestic Therapeutic Support Systems revenue increased over the prior year primarily due to a 7.8% increase in rental unit volume.

International Revenue

The following table sets forth, for the periods indicated, international rental and sales revenue by product line, as well as  the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. Revenue:
Rental	$165,014	$128,750	28.2%
Sales	164,513	132,078	24.6

Total V.A.C.	329,527	260,828	26.3

Therapeutic Support Systems Revenue:
Rental	103,271	90,687	13.9
Sales	26,936	26,349	2.2

Total Therapeutic Support Systems	130,207	117,036	11.3

Total rental revenue	268,285	219,437	22.3
Total sales revenue	191,449	158,427	20.8

Total International Revenue	$459,734	$377,864	21.7%

Growth in total international revenue is due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 9.2% of the increase in total international revenue in 2007 compared to the prior year.

The increase in international V.A.C. revenue over the prior year was primarily due to higher V.A.C. rental and sales unit volume and favorable foreign currency exchange variances.  Foreign currency exchange rate movements favorably impacted international V.A.C revenue by 9.5% in 2007 compared to the prior year.  The growth in international V.A.C. rental revenue over the prior year was due primarily to a 23.2% increase in rental unit volume.  Higher international unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing.  Foreign currency exchange rate movements favorably impacted international V.A.C. rental revenue by 9.7% in 2007 compared to the prior year.  The increase in international V.A.C. sales revenue over the prior year was primarily due to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume.  Foreign currency exchange rate movements favorably impacted international V.A.C. sales revenue by 9.3% in 2007 compared to the prior year.

The increase in international Therapeutic Support Systems revenue over the prior year was primarily due to a 3.9% increase in rental unit volume and foreign currency exchange rate movements which favorably impacted international Therapeutic Support Systems revenue by 8.6% for 2007 compared to the prior year.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Rental expenses	$684,935	$607,132	12.8%
As a percent of total revenue	42.5%	44.3%	(180	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  This decrease in rental expenses as a percent of total revenue was primarily due to increased sales force and service productivity and lower marketing expenditures during 2007 compared to the prior year.  Our sales and service headcount increased to approximately 3,560 at December 31, 2007 from 3,520 at December 31, 2006, which resulted in a slower growth rate in expenses associated with our sales and service headcount than the rate of revenue growth.

Cost of Sales

The following table presents cost of sales and the sales margin comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Cost of sales	$145,611	$120,492	20.8%
Sales margin	68.6%	69.3%	(70	bps)

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The decreased sales margin was due primarily to a volume purchase discount received in 2006 relating to a large purchase of V.A.C. disposables which was fully recognized in that year.

Gross Profit Margin

The following table presents the gross profit margin comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

Gross profit margin	48.4%	47.0%	140	bps

The increase in gross profit margin is due primarily to increased market penetration, improved revenue realization levels, increased sales force and service productivity and lower marketing expenditures during 2007 compared to the prior year.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Selling, general and administrative expenses	$356,560	$298,076	19.6%
As a percent of total revenue	22.1%	21.7%	40	bps

Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  The increase in selling, general and administrative expenses, as a percent of total revenue, is due primarily to increased management transition costs, costs associated with our global alignment efforts, share-based compensation and reserve provisions associated with the portfolio rationalization of selected therapeutic support systems inventory and rental assets compared to the prior year.

Share-Based Compensation Expense

KCI recognizes share-based compensation expense under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised (“SFAS 123R”), “Share-Based Payment,” which was adopted on January 1, 2006 and requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior year.  Share-based compensation expense was recognized in the consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2007	2006

Rental expenses	$5,322	$4,285
Cost of sales	623	487
Selling, general and administrative expenses	17,769	12,335

Pre-tax share-based compensation expense	23,714	17,107
Less: Income tax benefit	(6,933)	(5,071)

Total share-based compensation expense, net of tax	$16,781	$12,036

Diluted net earnings per share impact	$0.23	$0.17

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Research and development expenses	$50,532	$36,694	37.7%
As a percent of total revenue	3.1%	2.7%	40	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings, new and synergistic technologies across the continuum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.

Operating Margin

The following table presents the operating margin comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

Operating margin	23.1%	22.5%	60	bps

The increase in operating margin is due primarily to increased market penetration, improved revenue realization levels and increased sales force and service productivity, partially offset by increased management transition costs, costs associated with our global alignment efforts, share-based compensation and reserve provisions associated with the portfolio rationalization of selected therapeutic support systems inventory and rental assets compared to the prior year.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.5% in 2007 compared to 1.3% in the prior-year.

Interest Expense

Interest expense was $19.9 million in 2007 compared to $20.3 million in the prior year.  Interest expense in 2007 and 2006 includes write-offs of capitalized debt issuance costs totaling $3.9 million and $1.5 million, respectively.  During 2007 and 2006, early redemption premium payments of approximately $3.6 million and $490,000, respectively, were recorded as interest expense related to the redemption of our previously-existing senior subordinated notes.  The remaining decrease in interest expense from the prior year is due to a reduction in our outstanding debt balance and a lower interest rate compared to the prior year.

Net Earnings

Net earnings for 2007 were $237.1 million compared to $195.5 million in the prior year, an increase of 21.3%.  The effective income tax rate for 2007 was 33.8% compared to 33.1% for the prior year.  The lower effective income tax rate in 2006 resulted from the favorable resolution of certain tax contingencies in that year.

Net Earnings per Diluted Share

Net earnings per diluted share for 2007 were $3.31 compared to net earnings per diluted share of $2.69 in the prior year.  This increase resulted from higher net earnings in 2007 and the favorable impact of our open-market repurchases of common stock made during the second half of 2006.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Revenue by Geographical Segment

The following table sets forth, for the periods indicated, rental and sales revenue by geographical segment, as well as  the percentage change in each line item, comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
			%
	2006	2005	Change
Domestic Revenue:
Rental	$760,232	$671,864	13.2%
Sales	233,540	214,329	9.0

Total - USA Revenue	993,772	886,193	12.1

International Revenue:
Rental	219,437	186,234	17.8
Sales	158,427	136,129	16.4

Total - International Revenue	377,864	322,363	17.2

Total rental revenue	979,669	858,098	14.2
Total sales revenue	391,967	350,458	11.8

Total Revenue	$1,371,636	$1,208,556	13.5%

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
			%
	2006	2005	Change
V.A.C. Revenue:
Rental	$732,308	$615,579	19.0%
Sales	336,781	291,964	15.4

Total V.A.C.	$1,069,089	$907,543	17.8%

Therapeutic Support Systems Revenue:
Rental	$247,361	$242,519	2.0%
Sales	55,186	58,494	(5.7)

Total Therapeutic Support Systems	$302,547	$301,013	0.5%

Total Revenue	$1,371,636	$1,208,556	13.5%

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

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2006 to 2005:

	Year ended December 31,
	2006	2005	Change

Domestic revenue	72.5%	73.3%	(80 bps)
International revenue	27.5	26.7	80 bps

Total Revenue	100.0%	100.0%

V.A.C. revenue	77.9%	75.1%	280 bps
Therapeutic Support Systems revenue	22.1	24.9	(280 bps)

Total Revenue	100.0%	100.0%

Rental revenue	71.4%	71.0%	40 bps
Sales revenue	28.6	29.0	(40 bps)

Total Revenue	100.0%	100.0%

Domestic Revenue

The following table sets forth, for the periods indicated, domestic rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
			%
	2006	2005	Change
V.A.C. Revenue:
Rental	$603,558	$519,570	16.2%
Sales	204,703	186,476	9.8

Total V.A.C.	808,261	706,046	14.5

Therapeutic Support Systems Revenue:
Rental	156,674	152,294	2.9
Sales	28,837	27,853	3.5

Total Therapeutic Support Systems	185,511	180,147	3.0

Total rental revenue	760,232	671,864	13.2
Total sales revenue	233,540	214,329	9.0

Total Domestic Revenue	$993,772	$886,193	12.1%

The growth in domestic revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.

Total domestic V.A.C. revenue increased over the prior year due primarily to higher rental unit volumes across all care settings, partly offset by lower realized pricing.  The increase in domestic V.A.C. rental revenue was due primarily to a 21.9% increase in unit volume compared to the prior year.  For 2006, higher domestic rental unit volume was partially offset by lower realized pricing due to a number of factors including lower contracted prices, payer mix changes and reductions in cash realization estimates.  The increase in domestic V.A.C. sales revenue over the prior year was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume, partially offset by lower canister reimbursement.

Domestic Therapeutic Support Systems revenue increased over the prior year primarily due to an increase in rental unit volume, partially offset by lower pricing, which resulted from competitive pressures in certain markets.

International Revenue

The following table sets forth, for the periods indicated, international rental and sales revenue by product line, as well as  the percentage change in each line item, comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
			%
	2006	2005	Change
V.A.C. Revenue:
Rental	$128,750	$96,009	34.1%
Sales	132,078	105,488	25.2

Total V.A.C.	260,828	201,497	29.4

Therapeutic Support Systems Revenue:
Rental	90,687	90,225	0.5
Sales	26,349	30,641	(14.0)

Total Therapeutic Support Systems	117,036	120,866	(3.2)

Total rental revenue	219,437	186,234	17.8
Total sales revenue	158,427	136,129	16.4

Total International Revenue	$377,864	$322,363	17.2%

The growth in total international revenue is due primarily to increased rental volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 3.5% of the increase in total international revenue in 2006 compared to the prior year.

The increase in total international V.A.C. revenue over the prior year was due to higher V.A.C. rental unit volume and favorable foreign currency exchange variances.  Foreign currency exchange rate movements accounted for 4.5% of the increase in international V.A.C. revenue in 2006 compared to the prior year.  The growth in international V.A.C. rental revenue over the prior year was due primarily to a 30.1% increase in rental unit volume.  The average rental price for 2006 was comparable to the prior year period.  Foreign currency exchange rate movements accounted for 5.2% of the increase in international V.A.C. rental revenue in 2006 compared to the prior year.  The increase in international V.A.C. sales revenue over the prior year was primarily due to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume.  During 2005, we completed a $2.6 million V.A.C. sale to the Canadian government, which unfavorably impacted international V.A.C. sales revenue growth by 3.2% for 2006 compared to the prior year.  Foreign currency exchange rate movements accounted for 3.9% of the increase in international V.A.C. sales revenue in 2006 compared to the prior year.

International Therapeutic Support Systems revenue decreased from the prior year.  During the first quarter of 2005, we completed a significant $5.1 million sale of therapeutic support systems to the Canadian government, which unfavorably impacted revenue growth by 4.3% for 2006.  Foreign currency exchange rate movements favorably impacted international Therapeutic Support Systems revenue by 1.7% for 2006 compared to the prior year.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
	2006	2005	Change

Rental expenses	$607,132	$528,000	15.0%
As a percent of total revenue	44.3%	43.7%	60	bps

Rental, or field, expenses are comprised of both fixed and variable costs.  The expense associated with our sales headcount increase in 2006 slightly outpaced our rental revenue growth for the same period compared to the prior year due to lower price realization of our V.A.C. rentals, as discussed above.  Additionally, 2006 included an increase in share-based compensation expense of $4.3 million, before taxes, resulting from the January 1, 2006 adoption of SFAS 123R compared to the prior year.  Our sales and service headcount increased to 3,520 at December 31, 2006 from approximately 3,160 at December 31, 2005.

Cost of Sales

The following table presents cost of sales and the sales margin comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
	2006	2005	Change

Cost of sales	$120,492	$115,069	4.7%
Sales margin	69.3%	67.2%	210	bps

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

Gross Profit Margin

The following table presents the gross profit margin comparing 2006 to 2005:

	Year ended December 31,
	2006	2005	Change

Gross profit margin	47.0%	46.8%	20	bps

Increased revenue combined with productivity improvements in our service operations and continued cost reductions from our global supply contract for V.A.C. disposables contributed to the margin expansion for 2006, partially offset by the impact of our January 1, 2006 adoption of SFAS 123R.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
	2006	2005	Change

Selling, general and administrative expenses	$298,076	$253,869	17.4%
As a percent of total revenue	21.7%	21.0%	70	bps

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

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2006 to 2005 (dollars in thousands):

	Year ended December 31,
	2006	2005	Change

Research and development expenses	$36,694	$30,614	19.9%
As a percent of total revenue	2.7%	2.5%	20	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings, new technologies in wound healing and tissue repair, new applications of V.A.C. Therapy technology and upgrading and expanding our surface technologies.

Litigation Settlement Expense

On September 30, 2005, we reached an agreement to settle our litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, we paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, in 2005.

Operating Margin

The following table presents the operating margin comparing 2006 to 2005:

	Year ended December 31,
	2006	2005	Change

Operating margin	22.5%	17.3%	520	bps

Share-based compensation recorded under SFAS 123R unfavorably impacted our operating margin by 1.3% in 2006 compared to 0.2% in the prior year.  Prior to January 1, 2006, we accounted for share-based compensation under Accounting Principles Board, or APB, Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees.”  The prior-year litigation settlement unfavorably impacted our operating margins for 2005 by 6.0%.

Interest Expense

Interest expense was $20.3 million in 2006 compared to $25.2 million in the prior year.  Interest expense in 2006 and 2005 includes write-offs of capitalized debt issuance costs totaling $1.5 million and $2.9 million, respectively, and open-market premium payments of $490,000 and $510,000, respectively, related to the purchase of our previously-existing senior subordinated notes.  The remaining decrease in interest expense from the prior year is due to a reduction in our outstanding debt balance from the prior year.

Net Earnings

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

Net Earnings per Diluted Share

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2007, 2006 and 2005, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Year ended December 31,
	2007		2006		2005

Net cash provided by operating activities	$348,938		$236,263		$238,198	(3)
Net cash used by investing activities	(101,685)		(99,775)		(89,834)
Net cash used by financing activities	(97,659)	(1)	(156,425)	(2)	(144,452)	(4)
Effect of exchange rates changes on cash and cash equivalents	9,253		3,700		(4,895)

Net increase (decrease) in cash and cash equivalents	$158,847		$(16,237)		$(983)

(1)     This amount for 2007 includes debt prepayments and regularly scheduled debt payments totaling $120.0 million on our revolving credit facility, $139.5 million on our previous senior credit facility and $68.1 million for redemption of our subordinated notes; partially offset by proceeds of $188.0 million from our new revolving credit facility.

(2)     This amount for 2006 includes debt prepayments and regularly scheduled debt payments totaling $70.4 million on our previous senior credit facility and $16.3 million for the repurchase of our previously-existing subordinated notes. In addition, the amount for 2006 includes $109.8 million related to the repurchase and retirement of 3.5 million shares of KCI common stock.

(3) This amount for 2005 is reduced by the litigation settlement charge of $72.0 million, which impacted net earnings by $47.4 million, net of the related tax benefit of $24.6 million.
(4)     This amount for 2005 includes debt prepayments and regularly scheduled payments totaling $137.7 million on our previous senior credit facility and $13.4 million on our previously-existing senior subordinated notes.

At December 31, 2007, our principal sources of liquidity consisted of approximately $266.0 million of cash and cash equivalents and $423.3 million available under our revolving credit facility.  The revolving credit facility makes available to us up to $500.0 million over a five-year period.  This limit may be increased at any time up to $650.0 million upon satisfaction of certain conditions.  At December 31, 2007, there were $68.0 million of borrowings and $8.7 million in undrawn letters of credit under our revolving credit facility.

Working Capital

At December 31, 2007, we had current assets of $746.0 million, including $357.0 million in net accounts receivable and $50.3 million in inventory, and current liabilities of $263.7 million resulting in a working capital surplus of $482.3 million compared to a surplus of $280.9 million at December 31, 2006.  The increase in our working capital surplus of $201.4 million was primarily due to increased cash from operations associated with revenue growth in 2007, partially offset by capital expenditures and the debt repayments made during the current year.  The increase in working capital is also attributable to a reclassification of tax liabilities totaling $31.3 million to long-term in the current year resulting from our January 1, 2007 adoption of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which was issued by the Financial Accounting Standards Board (“FASB”).

At December 31, 2006, we had current assets of $531.8 million, including $43.5 million in inventory, and current liabilities of $250.8 million resulting in a working capital surplus of approximately $280.9 million, compared to a surplus of $242.1 million at December 31, 2005.  The increase in our working capital surplus of $38.8 million was due primarily to increases in cash from operations and increased cash and accounts receivable associated with revenue growth in the current year, partially offset by debt prepayments, capital expenditures and the repurchase of KCI common stock through our share repurchase program.

If rental and sales volumes for V.A.C. Therapy systems and related disposables continue to increase, we believe that a significant portion of this increase could occur in the homecare market, which could have the effect of increasing accounts receivable due to the extended payment cycles we experience with most third-party payers. We have adopted a number of policies and procedures to reduce these extended payment cycles. As of December 31, 2007, we had $357.0 million of receivables outstanding, net of realization reserves of $96.8 million.  During 2007, domestic receivables were outstanding for an average of 72 days, a decline from 75 days in 2006.  International receivable days were down from 90 days in 2006 to 79 days in 2007.  The decrease in receivable days for domestic and international were due to efforts aimed at improving the efficiency of our order-to-cash process.

Capital Expenditures

During 2007, 2006 and 2005, we made capital expenditures of $95.8 million, $92.2 million and $94.2 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Debt Service

As of December 31, 2007, we had $68.0 million in debt outstanding under our senior revolving credit facility due July 2012.  To the extent that we have excess cash, we may use it to reduce our outstanding debt obligations.

Senior Credit Facility

Our senior credit facility consists of a $500.0 million revolving credit facility due July 2012. The following table sets forth the amount owed under the revolving credit facility, the effective interest rate on such outstanding amount, and amount available for additional borrowing thereunder, as of December 31, 2007 (dollars in thousands):

Senior Credit Facility	Maturity Date	Effective Interest Rate	Amount Outstanding	Amount Available For Additional Borrowing

Revolving credit facility	July 2012	5.84%	$68,000	$423,286	(1)

Total			$68,000	$423,286

(1)      At December 31, 2007, amount available under the revolving portion of our credit facility reflected a reduction of $8.7 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

We are permitted to effect unlimited repurchases of our capital stock when our leverage ratio is less than or equal to 3.0 to 1.0 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 3.0 to 1.0, open-market repurchases of our common stock are limited to $300.0 million until such time as the leverage ratio has been restored.  In addition, we have the unlimited ability to pay dividends on our capital stock if our pro forma leverage ratio, as defined in the senior credit agreement, is less than 3.0 to 1.0.  As of December 31, 2007, our leverage ratio was 0.2 to 1.0.

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

As of December 31, 2007, we were in compliance with all covenants under the senior credit agreement.

Interest Rate Protection

At December 31, 2007, we did not have any interest rate protection agreements in place.  As of December 31, 2006, the fair value of our interest rate protection agreement was negative and recorded as a liability of approximately $54,000.  As of December 31, 2005, the fair value of our interest rate swap agreements was positive in the aggregate and was recorded as an asset of approximately $1.8 million.  If our previously-existing interest rate protection agreements were not in place, interest expense would have been approximately $51,000 lower for the year ended December 31, 2007, while $2.0 million and $1.3 million higher for the years ended December 31, 2006 and 2005, respectively.

Contractual Obligations

We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party.  The following table summarizes our contractual cash obligations as of December 31, 2007 for each of the periods indicated (dollars in thousands):

	Less Than	1 - 3	4 - 5	After 5
	1 Year	Years	Years	Years	Total (1)

Long-Term Debt Obligations	$-	$-	$68,000	$-	$68,000
Interest on Long-Term Debt Obligations (2)	3,972	7,944	6,289	-	18,205
Capital Lease Obligations	318	361	48	-	727
Operating Lease Obligations	34,502	56,386	34,158	30,561	155,607
Purchase Obligations	39,860	-	-	-	39,860

Total	$78,652	$64,691	$108,495	$30,561	$282,399

(1) This excludes our liability of $31.3 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations.

Effective November 30, 2007, we entered into a three-year Toll Manufacturing Agreement (the "Agreement") with Avail Medical Products, Inc. ("Avail") for our V.A.C. related disposable supplies.  The Agreement replaces the Amended and Restated Manufacturing Agreement between KCI and Avail, dated December 18, 2002.  The Agreement retains the material provisions of the prior agreement, including an initial thirty-six month term, through November 2010, with automatic extension thereafter for additional twelve-month periods unless either party gives notice to the contrary (the "Exclusivity Period").  Pursuant to the Agreement, Avail will continue as KCI's exclusive supplier for sterile disposable products for use with KCI's V.A.C. Therapy systems throughout the Exclusivity Period.  The Agreement also provides that during the Exclusivity Period and thereafter for an additional thirty-six months, Avail will not manufacture or sell similar products for or to any customer other than KCI.  In the event of termination, we would have been committed to purchase from Avail approximately $13.7 million of inventory as of December 31, 2007, which is included within Purchase Obligations in the table above.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2007 would impact pre-tax earnings by an estimated $7.6 million.

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

Long-Lived Assets

Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets.  If an event were to occur that indicates the carrying value of long lived assets might not be recoverable, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

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

Goodwill and other indefinite lived intangible assets were initially tested for impairment during 2002, and determined that there was no impairment.  The most recent annual test completed in the fourth quarter of 2007 reconfirmed the lack of impairment.  The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.  Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Income Taxes

Deferred income taxes are accounted for in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” as amended.  SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates.  When appropriate, in accordance with SFAS 109, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

We account for uncertain tax positions in accordance with the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Accordingly, a liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

At December 31, 2007, deferred tax assets recorded by KCI increased from 2006. We have established a valuation allowance to reduce deferred tax assets associated with foreign NOLs, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

Income taxes increased $24.2 million, or 25.1%, in 2007, $33.7 million, or 53.5%, in 2006 and $9.8 million, or 18.5%, in 2005.  The increases in income taxes in these years were due primarily to increases in income before income tax.  Our effective tax rate in 2007 was 33.8% compared to 33.1% and 34.0% in 2006 and 2005, respectively.  The income tax rate was lower in 2006 primarily due to the favorable resolution of certain tax contingencies.

Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with SFAS No. 5, "Accounting for Contingencies."  If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

New Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.  This Issue provides that a company may adopt a policy of presenting taxes within revenue either on a gross basis or on a net basis.  If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our consolidated financial statements.  We present sales tax on a net basis in our consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

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

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This Issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  Companies should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. Through the second quarter of 2007, we managed our interest rate risk on our borrowings through an interest rate swap agreement which effectively converted a portion of our variable-rate borrowings to a fixed rate basis through June 29, 2007, thus reducing the impact of changes in interest rates on interest expenses.  Based on our debt balance and our evaluation of the interest rate risk associated with the debt, we did not enter into any interest rate swap agreements during the third and fourth quarters of 2007.  We do not use financial instruments for speculative or trading purposes.

The tables below provide information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of December 31, 2007 and 2006.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of December 31, 2007
	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt
Variable rate	$—	$—	$—	$—	$68,000	$68,000	$68,000
Weighted average interest rate (1)	—	—	—	—	5.84%	5.84%

	Expected Maturity Date as of December 31, 2006
	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$68,127	$68,127	$69,490
Average interest rate	—	—	—	—	7.375%	7.375%
Variable rate	$1,446	$1,446	$1,446	$135,156	$—	$139,494	$139,494
Weighted average interest rate (1)	6.870%	6.870%	6.870%	6.870%	6.870%	6.870%

Interest rate swap (2)
Variable to fixed-notional amount	$60,000	$—	$—	$—	$—	$60,000	$(54)
Average pay rate	5.550%	—	—	—	—	5.550%
Average receive rate	5.364%	—	—	—	—	5.364%

(1) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(2) Interest rate swaps relate to the variable rate debt under long-term debt. The fair value of our interest rate swap agreement was negative and was recorded as a liability at December 31, 2006.

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

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

At December 31, 2007 we had outstanding forward currency exchange contracts to sell approximately $27.2 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $67.3 million for the year ended December 31, 2007.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies at December 31, 2007 would change our net earnings for the year ended December 31, 2007 by approximately $3.0 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kinetic Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)2.  These financial statements and the schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes, and in 2006, changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 22, 2008

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)
	December 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$265,993	$107,146
Accounts receivable, net	356,965	327,573
Inventories, net	50,341	43,489
Deferred income taxes	41,504	35,978
Prepaid expenses and other	31,176	17,602

Total current assets	745,979	531,788

Net property, plant and equipment	228,471	217,471
Debt issuance costs, less accumulated amortization of $218 at 2007 and $15,406 at 2006	2,456	4,848
Deferred income taxes	8,743	7,903
Goodwill	48,897	49,369
Other non-current assets, less accumulated amortization of $10,678 at 2007 and $9,757 at 2006	23,039	31,063

	$1,057,585	$842,442

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$50,804	$38,543
Accrued expenses and other	212,874	189,801
Current installments of long-term debt	-	1,446
Income taxes payable	-	21,058

Total current liabilities	263,678	250,848

Long-term debt, net of current installments	68,000	206,175
Non-current tax liabilities	31,313	-
Deferred income taxes	9,921	19,627
Other non-current liabilities	7,653	9,579

	380,565	486,229

Shareholders' equity:
Common stock; authorized 225,000 at 2007 and 2006,issued and outstanding 72,153 at 2007 and 70,461 at 2006	72	70
Preferred stock; authorized 50,000 at 2007 and 2006; issued and outstanding 0 at 2007 and 2006	-	-
Additional paid-in capital	644,347	575,539
Retained deficit	(7,181)	(244,325)
Accumulated other comprehensive income	39,782	24,929

Shareholders' equity	677,020	356,213

	$1,057,585	$842,442

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Rental	$1,146,544	$979,669	$858,098
Sales	463,400	391,967	350,458

Total revenue	1,609,944	1,371,636	1,208,556

Rental expenses	684,935	607,132	528,000
Cost of sales	145,611	120,492	115,069

Gross profit	779,398	644,012	565,487

Selling, general and administrative expenses	356,560	298,076	253,869
Research and development expenses	50,532	36,694	30,614
Litigation settlement expense	-	-	72,000

Operating earnings	372,306	309,242	209,004

Interest income and other	6,154	4,717	4,189
Interest expense	(19,883)	(20,333)	(25,152)
Foreign currency loss	(624)	(1,580)	(2,958)

Earnings before income taxes	357,953	292,046	185,083

Income taxes	120,809	96,578	62,928

Net earnings	$237,144	$195,468	$122,155

Net earnings per share:
Basic	$3.34	$2.76	$1.76

Diluted	$3.31	$2.69	$1.67

Weighted average shares outstanding:
Basic	70,975	70,732	69,404

Diluted	71,674	72,652	73,024

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par	Capital	Compensation	Deficit	Income	Equity

Balances at December 31, 2004	68,694	$69	$517,354	$(1,906)	$(488,071)	$23,355	$50,801

Net earnings	-	-	-	-	122,155	-	122,155
Foreign currency translation adjustment, net of taxes of $(2,164)	-	-	-	-	-	(16,746)	(16,746)
Net derivative gain, net of taxes of $530	-	-	-	-	-	983	983
Reclassification adjustment for gains included in income, net of taxes of $(468)	-	-	-	-	-	(868)	(868)
Exercise of stock options	1,414	1	29,152	-	-	-	29,153
Shares purchased under ESPP	106	-	4,113	-	-	-	4,113
Restricted stock issued, net of forfeitures	93	-	6,849	(6,849)	-	-	-
Amortization of deferred compensation	-	-	-	1,875	-	-	1,875

Balances at December 31, 2005	70,307	$70	$557,468	$(6,880)	$(365,916)	$6,724	$191,466

Net earnings	-	-	-	-	195,468	-	195,468
Foreign currency translation adjustment, net of taxes of $880	-	-	-	-	-	19,431	19,431
Net derivative gain, net of taxes of $41	-	-	-	-	-	75	75
Reclassification adjustment for gains included in income, net of taxes of $(701)	-	-	-	-	-	(1,301)	(1,301)
Repurchase of common stock in open-market transactions	(3,254)	(3)	(26,120)	-	(73,877)	-	(100,000)
Exercise of stock options and other	2,951	3	30,134	-	-	-	30,137
Shares purchased under ESPP	124	-	3,830	-	-	-	3,830
Restricted stock issued, net of forfeitures	333	-	-	-	-	-	-
Share based compensation expense	-	-	17,107	-	-	-	17,107
Reclassification as a result of SFAS 123R adoption	-	-	(6,880)	6,880	-	-	-

Balances at December 31, 2006	70,461	$70	$575,539	$-	$(244,325)	$24,929	$356,213

Net earnings	-	-	-	-	237,144	-	237,144
Foreign currency translation adjustment, net of taxes of $353	-	-	-	-	-	14,819	14,819
Net derivative gain, net of taxes of $1	-	-	-	-	-	1	1
Reclassification adjustment for losses included in income, net of taxes of $18	-	-	-	-	-	33	33
Exercise of stock options and other	1,459	2	42,738	-	-	-	42,740
Shares purchased under ESPP	119	-	4,083	-	-	-	4,083
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	114	-	(1,097)	-	-	-	(1,097)
Share based compensation expense	-	-	23,084	-	-	-	23,084

Balances at December 31, 2007	72,153	$72	$644,347	$-	$(7,181)	$39,782	$677,020

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$237,144	$195,468	$122,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	93,823	83,407	68,852
Provision for bad debt	7,567	13,744	17,435
Amortization of deferred gain on sale of headquarters facility	(1,070)	(1,070)	(1,070)
Write-off of deferred debt issuance costs	3,922	1,515	2,941
Share-based compensation expense	23,714	17,107	1,874
Tax benefit related to exercise of stock options	-	-	27,459
Excess tax benefit from share-based payment arrangements	(14,318)	(43,152)	(27,459)
Change in assets and liabilities:
Increase in accounts receivable, net	(33,534)	(55,986)	(45,554)
Decrease (increase) in inventories, net	(8,731)	(14,505)	7,352
Decrease (increase) in deferred income taxes, net	(16,091)	(20,875)	16,796
Increase in prepaid expenses and other	(5,592)	(2,527)	(3,432)
Increase (decrease) in accounts payable	12,793	(4,850)	720
Increase in accrued expenses and other	23,409	19,769	24,872
Increase in tax liabilities, net	25,902	48,218	25,257

Net cash provided by operating activities	348,938	236,263	238,198

Cash flows from investing activities:
Additions to property, plant and equipment	(95,847)	(92,178)	(94,225)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(5,000)	(4,000)	2,300
Dispositions of property, plant and equipment	2,528	1,894	2,508
Purchase of investments	(36,425)	-	-
Maturities of investments	36,425	-	-
Increase in other non-current assets	(3,366)	(5,491)	(417)

Net cash used by investing activities	(101,685)	(99,775)	(89,834)

Cash flows from financing activities:
Proceeds from revolving credit facility	188,000	-	-
Repayments of long-term debt, capital lease and other obligations	(327,659)	(87,684)	(150,252)
Payments of debt issuance costs	(2,359)	-	-
Repurchase of common stock in open-market transactions	-	(100,000)	-
Excess tax benefit from share-based payment arrangements	14,318	43,152	-
Proceeds from exercise of stock options	28,372	11,937	9,276
Purchase of immature shares for minimum tax withholdings	(2,414)	(27,660)	(7,589)
Proceeds from purchase of stock in ESPP and other	4,083	3,830	4,113

Net cash used by financing activities	(97,659)	(156,425)	(144,452)

Effect of exchange rate changes on cash and cash equivalents	9,253	3,700	(4,895)

Net increase (decrease) in cash and cash equivalents	158,847	(16,237)	(983)

Cash and cash equivalents, beginning of year	107,146	123,383	124,366

Cash and cash equivalents, end of year	$265,993	$107,146	$123,383

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The consolidated entity is referred to herein as "KCI."  Certain prior period amounts have been reclassified to conform to the 2007 presentation.

(b)   Nature of Operations and Customer Concentration

Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic support systems. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic support systems, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all health care settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: the United States, or domestic, and International.  Operations in the United States accounted for approximately 71.4%, 72.5% and 73.3% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

We derive our revenue from both the rental and sale of our products.  In the U.S. acute care and extended care settings, which accounted for more than half of our U.S. revenue in 2007, we directly bill our customers, such as hospitals and extended care organizations.  Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations, or GPOs.  Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure complete compliance with an executed national agreement.  Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement.  Approximately 36.9%, 37.6% and 37.4% of our total revenue during 2007, 2006 and 2005, respectively, was generated under national agreements with GPOs.  During 2007, 2006 and 2005, we recorded approximately $193.6 million, $179.2 million and $159.6 million, respectively, in V.A.C. and Therapeutic Support Systems revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and we directly bill third-party payers, such as Medicare and private insurance.  During 2007, 2006 and 2005, we submitted claims for approximately $181.5 million, $165.4 million and $148.6 million, respectively, to Medicare.  Internationally, most of our revenue is generated from the acute care setting.

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

(d)   Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” when each of the following four criteria are met:

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

(f)   Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our previously-existing 7 ⅜%  Senior Subordinated Notes due 2013, or the Notes, approximates fair value. We estimate the fair value of long-term obligations, excluding the Notes, by discounting the future cash flows of the respective instrument, using our incremental rate of borrowing for a similar instrument.  The fair value of the Notes is estimated based upon open-market trades at or near year-end.  The carrying value of the Notes as of December 31, 2006 was $68.1 million, with a corresponding fair value of approximately $69.5 million.  During 2007, we redeemed the remaining notes using proceeds from our debt refinancing.  (See Note 2)

(g)   Accounts Receivable

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

Significant concentrations of accounts receivable include:

	2007	2006

Acute and extended care organizations	50%	50%
Managed care, insurance and other	34%	33%
Medicare/Medicaid	15%	16%
Other	1%	1%

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, payment defaults, a material change in the interpretation of reimbursement criteria by a major customer or payer, or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.

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

Effective November 30, 2007, we entered into a three-year Toll Manufacturing Agreement (the "Agreement") with Avail Medical Products, Inc. ("Avail") to continue supplying the majority of our inventory which generates V.A.C. sales revenue.  The Agreement replaces the Amended and Restated Manufacturing Agreement between KCI and Avail, dated December 18, 2002, and has a term through November 2010, which is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in our international locations.

(i)   Vendor Rebates

We may receive consideration from vendors in the normal course of business in the form of rebates of purchase price paid.  Our policy for accounting for these funds is in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  The funds are recognized as a reduction of cost of sales and inventory if the funds are a reduction of the price of the vendor’s products.

(j)   Long-Lived Assets

Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Software development costs for internal use are capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  Debt issuance costs as of December 31, 2007, include costs incurred in connection with the issuance of debt under our 2007 senior revolving credit facility, net of amounts written off related to our 2007, 2006 and 2005 redemptions and purchases of our subordinated notes and repayment of our previously-existing senior credit facility. The costs associated with our senior credit facility are amortized on a straight line basis over the respective term of debt to which they relate.  Costs associated with our previous debt were amortized over the respective term of the debt using the effective interest method.  Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.  Patent and trademark costs associated with products for which we are no longer pursuing development are written-off to expense.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for 2007, 2006 and 2005 was $84.4 million, $78.8 million and $66.7 million, respectively.

(k)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. KCI defines its reporting units at the same level as our segments disclosed in Note 16: USA and International. Goodwill and other indefinite lived intangible assets were tested for impairment during the fourth quarter of 2007 and we determined no impairment write down was required.

(l)   Income Taxes

Deferred income taxes are accounted for in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” as amended.  SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates.  When appropriate, in accordance with SFAS 109, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

During 2007, our effective income tax rate is lower than our statutory rate due to the impact of the domestic production deduction, research and development credit and earnings in lower-tax foreign jurisdictions.  In addition, the lower effective income tax rate for the prior year resulted from the favorable resolution of tax contingencies.

We account for uncertain tax positions in accordance with the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Accordingly, a liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

KCI has established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  An increase to net income would occur if we were to determine that we were able to utilize more of these deferred tax assets than currently expected.

(m)   Net Earnings Per Share

Basic net earnings per share, or EPS, is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings when dilutive.

(n)   Royalties

We pay royalties for the right to market our medical devices.  Royalties are based on applicable revenue and recognized in the period that the related revenue is earned.  Royalties related to rental revenue are included in rental expense.  Royalties on sales revenue are included in cost of sales.

(o)   Self-Insurance

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

(p)   Foreign Currency Translation and Transaction Gains and Losses

The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency loss in our consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of earnings.  (See Note 1(t))

(q)   Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 Revised (“SFAS 123R”), "Share-Based Payment," which is effective for fiscal years beginning after June 15, 2005.  SFAS 123R eliminated the alternative to account for share-based compensation using the intrinsic-value method prescribed under APB 25, "Accounting for Stock Issued to Employees," and required such transactions be recognized, based on their fair values on the date of grant, as compensation expense in the statement of earnings, with the compensation expense recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the entire stock award.  We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method.  As such, the compensation expense recognition provisions of SFAS 123R apply to new awards and to any awards modified, repurchased or cancelled after the adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we are recognizing compensation expense over the remaining vesting period.  Also, prior to the adoption of SFAS 123R, we presented all benefits of income tax deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows, as required.  In accordance with SFAS 123R, we now present cash flows related to the tax benefit resulting from exercises of share-based payment arrangements in excess of the tax benefit recorded on compensation cost recognized for those options (excess tax benefit) as financing cash flows.

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

During 2007 and 2006, we recorded share-based compensation expense under SFAS 123R which reduced net earnings by approximately $16.8 million and $12.0 million, respectively, or $0.23 and $0.17 per diluted share, respectively.  Additionally, for the years ended 2007 and 2006, we recorded an actual tax benefit from share-based payment arrangements of $18.4 million and $45.8 million, respectively, of which $14.3 million and $43.2 million, respectively, is reflected as a financing cash inflow, representing the excess tax benefit from share-based payment arrangements, as required under SFAS 123R.  Prior to the adoption of SFAS 123R, these amounts would have been classified as an operating cash inflow.

As prescribed by SFAS 123R, KCI estimates forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.  Prior to the adoption of SFAS 123R, we recorded forfeitures of share-based compensation awards as they occurred.  As a result of this change, we recorded a cumulative effect of a change in accounting principle of approximately $114,000 as a reduction in share-based compensation expense in our condensed consolidated statement of earnings in the first quarter of 2006.

The weighted-average estimated fair value of stock options granted during 2007, 2006 and 2005 was $24.30, $17.63 and $21.04, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2007	2006	2005

Expected stock volatility	39.6%	39.2%	35.0%
Expected dividend yield	-	-	-
Risk-free interest rate	4.5%	4.8%	4.2%
Expected life (years)	6.2	6.2	5.0

The expected stock volatility is based on historical volatilities of KCI and other similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as defined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

Share-based compensation expense was recognized in the consolidated statements of earnings as follows (dollars in thousands):

	Year ended December 31,
	2007	2006

Rental expenses	$5,322	$4,285
Cost of sales	623	487
Selling, general and administrative expenses	17,769	12,335

Pre-tax share-based compensation expense	23,714	17,107
Less: Income tax benefit	(6,933)	(5,071)

Total share-based compensation expense, net of tax	$16,781	$12,036

Diluted net earnings per share impact	$0.23	$0.17

Prior to 2006, as permitted by SFAS No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation," we used the intrinsic-value method to account for our share-based compensation plans. In 2005, compensation costs of approximately $1.2 million, net of estimated taxes, have been recognized in the financial statements related to our plans. The 2005 expense relates to restricted stock awards, which are expensed on a straight-line basis over the vesting period.  If the compensation cost for our share-based employee compensation plans had been determined based upon a fair value method consistent with SFAS 123, our net earnings and net earnings per share would have been adjusted to the pro forma amounts indicated below. For 2005, the impact of adopting SFAS 123R approximates the SFAS 123 disclosure of pro-forma net earnings and net earnings per share as follows (dollars in thousands, except per share data):

Year ended
December 31, 2005

Net earnings, as reported	$122,155

Pro forma net earnings:
Net earnings, as reported	$122,155
Compensation expense under intrinsic method, after tax	1,237
Compensation expense under fair value method, after tax	(6,707)

Pro forma net earnings	$116,685

Net earnings per share, as reported:
Basic	$1.76
Diluted	$1.67

Pro forma net earnings per share:
Basic	$1.68
Diluted	$1.60

(r)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems and dressings, new and synergistic technologies across the entire continuum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.  The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(s)   Interest Rate Protection Agreements

KCI follows the provisions of SFAS No. 133 (“SFAS 133”), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – An Amendment of FASB Statement No. 133” and SFAS No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133” in accounting for our derivative financial instruments.  We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  At December 31, 2007, we did not have any interest rate protection agreements in place.  The value of our contracts at December 31, 2006 was determined using quoted prices in active markets for equivalent contracts. (See Note 5)

(t)   Foreign Exchange Protection Contracts

In late 2005, we began using derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances.  We enter into forward currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our statements of earnings.  (See Note 5)

(u)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate.  Shipping and handling costs on sales products recovered from customers of $2.8 million, $2.1 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in sales revenue for these periods.

(v)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between KCI and its customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(w)   Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expenses were $7.9 million, $7.4 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(x)   Seasonality

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 79.5% of total revenue for the year ended December 31, 2007, up from 77.9% and 75.1% for the same periods in 2006 and 2005, respectively.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning late in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the winter holidays.

(y)   Other Recently Adopted Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer.  This Issue provides that a company may adopt a policy of presenting taxes within revenue either on a gross basis or on a net basis.  If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis.  EITF 06-3 was effective for KCI beginning January 1, 2007, and the adoption of EITF 06-3 did not have an impact on our consolidated financial statements.  We present sales tax on a net basis in our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition and is effective for fiscal years beginning after December 15, 2006.  We adopted FIN 48 as of January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position, but did impact the balance sheet classification of certain tax liabilities.  (See Note 7)

In May 2007, the FASB issued Staff Position FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48.”  FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP FIN 48-1 is effective retroactively to January 1, 2007.  The adoption of this standard did not have an impact on our results of operations or our financial position.

(z)   Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This Issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Earlier application is not permitted.  Companies should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue.  The adoption of this standard on January 1, 2008, did not have a material impact on our results of operations or our financial position.

NOTE 2.     Refinancing

Senior Credit Facility.  On July 31, 2007, we entered into a new $500.0 million senior secured revolving credit facility due July 30, 2012, with Citibank, N.A. as administrative agent for the lenders thereunder.  We used proceeds from borrowings under the new credit facility primarily to repay the remaining outstanding balance of $114.1 million under our previously-existing senior credit facility due 2010 and to redeem the remaining $68.1 million outstanding on our 7 ⅜% Senior Subordinated Notes due 2013.  Borrowings under the new senior credit facility are secured by a first-priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our foreign subsidiaries.  (See Note 5)

Redemption of 7 ⅜% Senior Subordinated Notes.  As of August 1, 2007, we had $68.1 million outstanding in 7 ⅜% Senior Subordinated Notes due 2013.  On that date, we notified the holders of these notes that, pursuant to their terms, we would redeem all such outstanding notes for a purchase price of 100.0% of their principal amount plus accrued but unpaid interest to the date of redemption plus an early redemption premium based on a reference treasury yield chosen in accordance with the senior credit agreement plus 0.5%. The redemption was completed on August 31, 2007.  The total early redemption premium paid was $3.6 million and is included within interest expense on our consolidated statement of earnings.

The repayment of our previously-existing senior credit facility and the redemption of our senior subordinated notes using proceeds from our current senior revolving credit facility are referred to herein collectively as the "Refinancing."  We recorded Refinancing expenses associated with these transactions of $4.5 million, net of income taxes, or $0.06 per diluted share, in the third quarter of 2007.  These expenses included the write-off of capitalized debt issuance costs associated with the repayment of our previous debt and the payment of an early redemption premium due to the holders of our senior subordinated notes.  These Refinancing expenses are included within interest expense on our consolidated statement of earnings.

The following sets forth the sources and uses of funds in connection with the Refinancing (dollars in thousands):

Amount
Source of funds:
Borrowings under new senior revolving credit facility	$188,000
Cash on hand	2,507

$190,507

Use of funds:
Repayment of debt under previous senior credit facility	$114,133
Redemption of 7 ⅜% Senior Subordinated Notes (1)	71,775
Payment of accrued interest	2,241
Transaction fees and expenses for the Refinancing (2)	2,358

$190,507

(1) Includes early redemption premium of 5.355% of the aggregate principal amount of our 7 ⅜% Senior Subordinated Notes due 2013 pursuant to the terms of our previously-existing credit agreement.
(2) Transaction fees and expenses for the Refinancing have been deferred and will be amortized over the life of the senior revolving credit facility.

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006
Gross trade accounts receivable:
USA:
Acute and extended care organizations	$108,053	$102,212
Managed care, insurance and other	153,612	136,506
Medicare / Medicaid	66,922	65,727

USA - Trade accounts receivable	328,587	304,445

International	118,272	104,804

Total trade accounts receivable	446,859	409,249

Less: Allowance for revenue adjustments	(90,095)	(81,160)

Gross trade accounts receivable	356,764	328,089

Less: Allowance for bad debt	(6,695)	(7,328)

Net trade accounts receivable	350,069	320,761

Employee and other receivables	6,896	6,812

	$356,965	$327,573

(b)   Inventories

Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Finished goods	$34,647	$22,975
Work in process	1,341	2,104
Raw materials, supplies and parts	34,551	32,299

	70,539	57,378

Less: Amounts expected to be converted into equipment for short-term rental	(15,800)	(10,800)
Reserve for excess and obsolete inventory	(4,398)	(3,089)

	$50,341	$43,489

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Land	$599	$549
Buildings	15,753	13,240
Equipment for short-term rental	340,634	298,496
Machinery, equipment and furniture (1)	214,692	187,823
Leasehold improvements	31,614	27,501
Inventory to be converted to equipment	15,800	10,800

	619,092	538,409
Less accumulated depreciation (1)	(390,621)	(320,938)

	$228,471	$217,471

(1)   Net property, plant and equipment as of December 31, 2007 and 2006 includes approximately $1.5 million and $1.3 million, respectively, in machinery, equipment and furniture under various capital leases.

(d)   Accrued expenses and other

Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Payroll, benefits, commissions, bonuses and related taxes	$79,346	$66,910
Royalty accrual	61,661	51,517
Deferred compensation	7,129	8,241
Insurance accruals	7,239	6,174
Other accrued expenses	57,499	56,959

	$212,874	$189,801

NOTE 4.     Accounting for Goodwill and Other Non-current Assets

(a)   Goodwill

Goodwill represented 4.6% and 5.9% of total assets at December 31, 2007 and 2006, respectively.

The components of goodwill by geographical segment are listed below (dollars in thousands):

	December 31,	December 31,
	2007	2006

USA	$25,303	$25,303
International	23,594	24,066

	$48,897	$49,369

(b)   Other non-current assets

We have recorded amortizable intangible assets in other non-current assets on our consolidated balance sheets. Other non-current assets include the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Patents, trademarks and other	$17,874	$15,721
Accumulated amortization	(10,678)	(9,757)

	7,196	5,964

Investment in assets subject to leveraged leases	11,200	13,460
Life insurance policies and other (See Note 10)	4,643	11,639

Other tangible, non-current assets, net	15,843	25,099

	$23,039	$31,063

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

We evaluate the potential for impairment annually or more frequently when events or changes in circumstances indicate an asset might be impaired.  The current market analysis of these assets includes the commercial airline industry, which has suffered diminished market values.  During 2007 and 2006, based on our analysis of the current market conditions, we decreased our net investment in these aircraft by $2.3 million and $3.0 million, respectively, which was expensed to selling, general and administrative expenses.  These assets are under long-term lease to FedEx.  If FedEx were to terminate the existing leases prior to expiration, the lease agreement would require FedEx to make a stated termination payment.  At December 31, 2007, the termination payment would cover the remaining debt and the residual value recorded by KCI.  We believe the current asset balance represents the residual value we expect to realize upon lease expiration.

Amortization expense, related to definite-lived intangibles, was approximately $1.3 million, $415,000 and $700,000 for 2007, 2006 and 2005, respectively.  We amortize these intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset.  The following table shows the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2007 (dollars in thousands):

Estimated
Year ended	Amortization
December 31,	Expense

2008	$ 675
2009	666
2010	633
2011	594
2012	561

As of December 31, 2007, unamortized debt issuance costs related to our current senior credit facility were $2.5 million and unamortized debt issuance costs related to our previously-existing senior credit facility and subordinated notes were $2.7 million and $2.1 million, respectively, as of December 31, 2006.  Amortization of debt issuance costs recorded for the years ended December 31, 2007, 2006 and 2005 were $4.8 million, $2.7 million and $4.4 million, respectively.  The amortization for 2007, 2006 and 2005 includes approximately $3.9 million, $1.5 million and $2.9 million, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on our previously-existing senior credit facility.  The remaining costs are being amortized on a straight-line basis for the current senior credit facility and were amortized using the effective interest method for the previously-existing debt over the respective term of debt to which they specifically relate.

NOTE 5.     Long-Term Debt and Derivative Financial Instruments

Long-term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Senior Revolving Credit Facility – due 2012	$68,000	$-
Senior Credit Facility – Term loan B2 due 2010 (1)	-	139,494
7 ⅜% Senior Subordinated Notes due 2013 (1)	-	68,127

	68,000	207,621
Less: current installments	-	(1,446)

	$68,000	$206,175

(1) Outstanding amounts were repaid in connection with the Refinancing completed during the third quarter of 2007. (See Note 2)

Senior Credit Facility

On July 31, 2007, we entered into a new $500.0 million senior secured revolving credit facility due July 30, 2012.

Loans. The senior credit facility consists of a $500.0 million revolving credit facility increasable, at any time, up to $650.0 million upon satisfaction of certain conditions.  Amounts available under the new senior credit facility are available for borrowing and reborrowing until maturity and up to $60.0 million of the revolving credit facility is available for letters of credit.  At December 31, 2007, $68.0 million was outstanding under the revolving credit facility.  In addition, we had outstanding letters of credit in the aggregate amount of $8.7 million, none of which have been drawn upon by the beneficiaries thereunder.  The resulting availability under the revolving credit facility was $423.3 million at December 31, 2007.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the Base Rate, as defined in the senior credit agreement, or the Eurocurrency Rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to Moody’s and Standard and Poor’s credit rating of the senior credit facility and ranges from 0.40% to 1.25% in the case of loans based on the Eurocurrency Rate and 0.0% to 0.25% in the case of loans based on the Base Rate.  The weighted average interest rate on amounts outstanding under the revolving credit facility was 5.84% at December 31, 2007.

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

We are permitted to effect unlimited repurchases of our capital stock when our leverage ratio is less than or equal to 3.0 to 1.0 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 3.0 to 1.0, open-market repurchases of our common stock are limited to $300.0 million until such time as the leverage ratio has been restored.  In addition, we have the unlimited ability to pay dividends on our capital stock if our pro forma leverage ratio, as defined in the senior credit agreement, is less than 3.0 to 1.0.  As of December 31, 2007, our leverage ratio was 0.2 to 1.0.

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

As of December 31, 2007, we were in compliance with all covenants under the senior credit agreement.

Events of Default. The senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative,  negative or financial covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control, defaults with respect to certain Employee Retirement Income Security Act (ERISA) obligations and termination of the license agreement with Wake Forest University Health Sciences relating to our negative pressure wound therapy, or NPWT, line of products.

Interest Rate Protection

We follow SFAS 133 and its amendments, SFAS 137 and SFAS 138, in accounting for our derivative financial instruments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. We designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements were used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate. We do not use financial instruments for speculative or trading purposes. The critical terms of the interest rate swap agreements and the interest-bearing debt associated with the swap agreements must be the same to qualify for the shortcut method of accounting. Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

The following chart summarizes interest rate hedge transactions effective during 2007 (dollars in thousands):

		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Shortcut	08/21/06-06/29/07	$60,000	5.550%	Matured 06/29/07

At December 31, 2007, we did not have any interest rate protection agreements in place.  As a result of the interest rate protection agreements that were in place during 2007, 2006 and 2005, interest expense was approximately $51,000 higher in 2007, but $2.0 million and $1.3 million lower in 2006 and 2005, respectively.

Foreign Currency Exchange Fluctuation Protection

KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, with realized gains and losses included in the measurement and recording of transactions denominated in the nonfunctional currencies.  All forward currency exchange contracts are marked-to-market each period and resulting gains or losses are included in foreign currency loss in the consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of earnings.  (See Note 1(t))

At December 31, 2007 and 2006, we had outstanding forward currency exchange contracts to sell approximately $27.2 million and $26.1 million, respectively, of various currencies.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.  We have designated our forward currency exchange contracts as cash flow hedge instruments.

Interest and Future Maturities

Interest paid, net of cash received from interest rate swap agreements, during 2007, 2006 and 2005 was $15.6 million, $17.6 million and $21.0 million, respectively.  These amounts include any early redemption premium payments associated with the purchase or redemption of our senior subordinated notes.

Future maturities of long-term debt at December 31, 2007 were (dollars in thousands):

Year	Amount

2008	$-
2009	$-
2010	$-
2011	$-
2012	$68,000
Thereafter	$-

NOTE 6.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next four years. At December 31, 2007 and 2006, the gross amount of equipment under capital leases totaled $2.6 million and $2.2 million and related accumulated depreciation was approximately $1.1 million and $900,000, respectively.

In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale-leaseback arrangement.  The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million.  The deferred gain is being amortized over the term of the lease.  In 2007, 2006 and 2005, approximately $1.1 million of gain was recognized annually as a reduction of selling, general and administrative expenses.  The initial lease term is 10 years, expiring in 2012.  We have two consecutive options to renew the lease for a term of three or five years each at our option.  If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate and any improvement allowance or other inducements available to renewing tenants on prevailing market terms.  In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then-existing term.  Rental expense for our corporate headquarters totaled $4.2 million, $4.1 million and $4.2 million for the years ended 2007, 2006 and 2005, respectively.  The following table indicates the estimated future cash lease payments of our corporate headquarters, inclusive of executory costs, for the years set forth below (dollars in thousands):

Year ended December 31,	Estimated Cash Lease Payments

2008	$4,138
2009	4,210
2010	3,865
2011	3,900
2012	2,330
Thereafter	-

$18,443

In addition to leasing our headquarters facility, we lease computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next nine years. Total rental expense for operating leases, including our headquarters facility, was $35.8 million, $32.4 million and $29.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2008	$318	$34,502
2009	216	31,295
2010	145	25,091
2011	48	19,320
2012	-	14,838
Thereafter	-	30,561

Total minimum lease payments	$727	$155,607

Less amount representing interest	(135)

Present value of net minimum capital lease payments	592
Less current portion	(259)

Obligations under capital leases, excluding current installments	$333

NOTE 7.     Income Taxes

The following table summarizes earnings before income taxes of U.S. and foreign operations (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Domestic	$288,796	$233,391	$144,096
Foreign	69,157	58,655	40,987

	$357,953	$292,046	$185,083

The following table summarizes the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$106,541	$92,315	$52,030
State	14,279	14,778	5,336
International	11,799	11,010	8,829

Total current expense	132,619	118,103	66,195

Deferred
Federal	(9,462)	(17,620)	(4,345)
State	(1,181)	(1,623)	2,568
International	(1,167)	(2,282)	(1,490)

Total deferred tax benefit	(11,810)	(21,525)	(3,267)

Income taxes	$120,809	$96,578	$62,928

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.9	2.8
Nondeductible meals and entertainment	0.3	0.4	0.5
Foreign income taxed at other than U.S. rates	(3.1)	(3.9)	(3.8)
Foreign tax refund	(0.3)	(0.9)	-
Section 199 production deduction	(0.9)	(0.3)	(0.3)
Research and development credit	(0.5)	(0.3)	-
Non-deductible Stock Options	0.5	-	-
Other, net	-	0.2	(0.2)

	33.8%	33.1%	34.0%

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$29,783	$26,924
Foreign net operating loss carry forwards	12,448	14,018
Deferred state tax asset	4,553	1,157
Tax credits, primarily research and development	1,576	1,382
Accrued liabilities	6,528	6,927
Compensation	2,220	2,753
Deferred foreign tax asset	11,559	8,568
Deferred gain on sale of headquarters facility	1,717	2,091
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	1,691	1,005
Intangible assets, deducted for book purposes but capitalized and amortized for tax purposes	288	318
Share based compensation as a result of adoption of SFAS 123R	8,216	4,505
Accrued Interest	1,933	-
Other	3,973	4,305

Total gross deferred tax assets	86,485	73,953
Less: valuation allowances	(14,673)	(14,872)

Net deferred tax assets	71,812	59,081

Deferred Tax Liabilities:
Plant and equipment, principally due to differences in depreciation and basis	(22,072)	(27,795)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(6,833)	(5,805)
Other	(2,581)	(1,227)

Total gross deferred tax liabilities	(31,486)	(34,827)

Net deferred tax asset	40,326	24,254
Less: current deferred tax asset	(41,504)	(35,978)
Less: non-current deferred tax asset	(8,743)	(7,903)

Non-current deferred tax liability	$(9,921)	$(19,627)

At December 31, 2007, $1.6 million of state research and development credits and $12.5 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of 3 to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $1.6 million associated with our state research and development credit carryforwards, $12.5 million associated with foreign loss carryforwards, and approximately $600,000 associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance decreased by $199,000 for the year ended December 31, 2007.  For the years ended December 31, 2006 and 2005, the net valuation allowance increased by $3.3 million and $4.7 million, respectively, due primarily to increased foreign net operating losses.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these remaining deferred tax assets.  Accordingly, we believe that no additional valuation allowances are necessary.

KCI operates in multiple tax jurisdictions with varying rates, both inside and outside the United States and is routinely under audit by federal, state and foreign tax authorities.  These reviews can involve complex matters that may require an extended period of time for resolution.  KCI's U.S. Federal income tax returns have been examined and settled through fiscal year 2004.  However, KCI has filed amended returns for increased Research and Development Credits for 2003 and 2004 that are being reviewed by the Internal Revenue Service.  In addition, KCI has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.  We provide tax reserves for federal, state, local and international uncertain tax positions.  The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing.  Although the outcome of open tax examinations is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.  To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

On January 1, 2007, KCI adopted the provisions of FIN 48.  We recognized no change in the amount of our reported liability for unrecognized income tax benefits as a result of the implementation of FIN 48.  As of January 1, 2007, we had $28.7 million of unrecognized tax benefits that were reclassified as long-term liabilities, of which $24.4 million would favorably impact our effective tax rate, if recognized.  At December 31, 2007, unrecognized tax benefits totaled $31.3 million of which $26.9 would favorably impact our effective tax rate, if recognized.

The reconciliation of the allowance for uncertain tax positions is as follows (dollars in thousands):

Balance at January 1, 2007	$28,732
Net additions & reductions for tax positions of prior years	1,929
Net additions & reductions based on positions related to the current year	2,665
Settlements	-
Reductions resulting from a lapse of the applicable statute of limitation	(2,013)

Balance at December 31, 2007	$31,313

KCI’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  KCI recognized $1.9 million of interest and penalties expense in the consolidated statement of earnings for the year ended December 31, 2007, and $7.6 million in the consolidated balance sheet as of December 31, 2007.

KCI is subject to U.S. federal income tax, multiple state taxes, and foreign income tax. In general, the tax years 2002 through 2007 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, between $2.0 million and $5.0 million of our unrecognized tax benefit could be reduced within the next twelve months.

The cumulative undistributed earnings of our foreign subsidiaries were approximately $267.4 million, $187.2 million and $124.2 million at December 31, 2007, 2006 and 2005, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The 2006 Tax Relief and Healthcare Act was signed into law on December 20, 2006.  This reinstated the federal Research and Development Credit for 2006 and 2007.  Accordingly, we recognized a benefit in the fourth quarter of 2006.

Income taxes paid were $113.9 million, $72.1 million and $17.8 million for the years ended 2007, 2006 and 2005, respectively.

NOTE 8.     Shareholders' Equity

On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended our Articles of Incorporation to increase the number of shares of stock authorized to be issued by KCI to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock") and authorized KCI to issue up to 50,000,000 shares of preferred stock, $0.001 par value.  The number of shares of Common Stock issued and outstanding as of December 31, 2007 and 2006 was 72,153,231 and 70,461,231, respectively.  During the years ended December 31, 2007, 2006 and 2005, there were no preferred stock shares issued or outstanding.

NOTE 9.     Share Repurchase Program

In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock.  In August 2007, the Board authorized a one-year extension of this share repurchase program through September 30, 2008.  As of December 31, 2007, the authorized amount for share repurchases under this program was $87.4 million.  Pursuant to the share repurchase program, we have entered into a pre-arranged purchase plan under Rule 10b5-1 of the Exchange Act authorizing repurchases of up to $87.0 million of KCI common stock if our stock price is below certain levels.

During the second half of 2006, $100.0 million of the authorized shares were repurchased in open-market transactions through a pre-arranged purchase plan pursuant to Rule 10b5-1 of the Exchange Act.  During 2007, we repurchased and retired approximately 54,900 shares of KCI common stock at an average price of $50.90 per share for an aggregate purchase price of $2.8 million.  During 2006, we repurchased and retired approximately 3.5 million shares of KCI common stock at an average price of $31.05 per share for an aggregate purchase price of $109.8 million.  The stock not repurchased in open-market transactions during 2007 and 2006 resulted from the purchase and retirement of shares in connection with the net share settlement exercise of employee stock options for the minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the share repurchase program during 2007.

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

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Deficit	Equity

Repurchase of common stock	3,590	$38,684	$73,877	$112,561

NOTE 10.     Employee Benefit Plans

Investment Plan:

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986.  The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit.  In 2007, 2006 and 2005, matching contributions charged to expense were approximately $7.4 million, $6.5 million and $4.5 million, respectively.

Deferred Compensation Plan:

Through December 31, 2006, KCI offered a deferred compensation plan (the "Plan") for key management personnel.  The Plan offered the employee a rate of return based on various investment opportunities.  The employee was able to receive distributions in a lump sum, or over five or ten years upon retirement as defined, or at a date previously specified. Our obligation under this Plan was that of an unsecured promise to pay in the future.  In December 2006, management made the decision to discontinue the Plan effective January 1, 2007.  There were no salary deferrals made subsequent to December 31, 2006.  All balances as of December 31, 2006 remained with the Plan throughout 2007 unless the participant had a previously-scheduled distribution.  Any undistributed balances as of December 31, 2007 will be distributed during the first quarter of 2008.  Amounts payable to a participant shall be paid from the general assets of KCI, exclusively.  KCI established a Rabbi Trust to increase security for the Plan benefits.  At December 31, 2007, the assets in the Rabbi Trust include approximately $7.8 million of cash surrender value under life insurance policies for the participants and cash held by the Trust.  The liability of the Plan is approximately $7.1 million.  Both the assets and the liabilities of the Plan have been reflected in our consolidated financial statements.

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

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007.  The maximum aggregate number of shares of common stock that may be issued in connection with grants under the Directors Stock Plan is 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan is determined as the fair market value of the shares of our common stock, which is equal to the closing price of our common stock on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  The Compensation Committee of the Board of Directors administers the Directors Stock Plan.  During 2007, 2006 and 2005, we granted approximately 44,000, 41,000 and 41,000 options, respectively, to purchase shares of common stock.  Additionally, during 2007, 2006 and 2005, we issued approximately 18,000, 14,000 and 10,000 shares of restricted stock, respectively, under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “Equity Plan”) and the 2004 Employee Stock Purchase Plan (the “ESPP”).  The Equity Plan was effective on February 27, 2004 and reserves for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% may be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the Equity Plan is equal to KCI’s closing stock price on the date that such option is granted.  The options granted will vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units is determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria is considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.

During 2007, 2006 and 2005, we granted approximately 972,000, 1,596,000 and 766,000 options, respectively, to purchase shares of common stock under the Equity Plan.  Additionally, during 2007, 2006 and 2005, we issued approximately 270,000, 385,000 and 123,000 shares, respectively, of restricted stock and restricted stock units under the Equity Plan at a weighted average estimated fair value of $53.03, $35.71 and $57.83, respectively.

The 2006 restricted stock grants included 50,000 shares of restricted stock (“Awards”) granted on April 1, 2006 to KCI’s former President and Chief Executive Officer who retired effective December 31, 2006.  The lapsing of restrictions for these Awards were based on performance milestones set forth by the Compensation Committee of the Board of Directors.  The compensation cost associated with these Awards was recognized over the estimated performance period for all restrictions probable of lapsing.  Based on the retirement of said Chief Executive Officer, we recognized, in the fourth quarter of 2006, compensation cost for awards with restrictions probable of lapsing.  The additional expense associated with the acceleration of vesting for these awards was $450,000.  In 2007, 25,000 of these Awards were forfeited as the target associated with this award was not attained.  In addition, 12,500 of these Awards vested during 2007 and the remaining 12,500 Awards are scheduled to vest in 2008.

The 2006 stock grants include options granted on November 6, 2006, to KCI’s current President and Chief Executive Officer to purchase 332,000 shares of KCI’s common stock, which will vest over four years, and a restricted stock grant of 88,200 shares, whose restrictions will lapse at the end of three years.  Both grants are subject to continual employment with KCI and may become fully vested in the event of a change in control of KCI or termination of employment for any reason other than "Cause," or she terminates for "Good Reason," as defined.

The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six-month offering periods.  Each six-month offering period will be composed of an identical six-month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2007, 2006 and 2005, there were approximately 119,000, 124,000 and 106,000 shares of common stock purchased, respectively, under the ESPP.

The following table summarizes the number of common shares reserved for future issuance under our stock option plans as of December 31, 2007:

2003 Non-Employee Directors Stock Plan	126,826
2004 Equity Plan	3,003,661
2004 Employee Stock Purchase Plan	2,107,836

5,238,323

A summary of our stock option activity, and related information, for the year ended December 31, 2007 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2007	4,207	$32.51
Granted	1,016	$52.53
Exercised	(1,493)	$19.26
Forfeited/Expired	(518)	$46.84

Options outstanding – December 31, 2007	3,212	$42.69	7.58	$38,046

Exercisable as of December 31, 2007	932	$38.54	5.98	$15,221

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $50.5 million, $120.7 million and $77.7 million, respectively.  Cash received from stock options exercised during 2007 and 2006 was $28.4 million and $11.9 million, respectively, and the actual tax benefit from share-based payment arrangements totaled $18.4 million and $45.8 million, respectively.

The fair value of stock options granted during 2007, 2006 and 2005 was $24.30, $17.63 and $21.04, respectively.  As of December 31, 2007, there was $44.0 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes restricted stock activity for the year ended December 31, 2007:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2007	532	$43.10
Granted	289	$52.79
Vested and Distributed	(74)	$57.86
Forfeited	(145)	$45.13

Unvested Shares – December 31, 2007	602	$45.88

The weighted average grant date fair value of restricted stock granted during 2007, 2006 and 2005 was $52.79, $35.84 and $57.95, respectively.  The total fair value of restricted stock which vested during 2007 and 2006 was approximately $4.3 million and $400,000, respectively.  No restricted stock vested in 2005.  As of December 31, 2007, there was $22.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

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

NOTE 11.     Other Comprehensive Income

KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Net earnings	$237,144	$195,468	$122,155
Foreign currency translation adjustment, net of taxes of $353 in 2007, $880 in 2006 and $(2,164) in 2005	14,819	19,431	(16,746)
Net derivative gain, net of taxes of $1 in 2007, $41 in 2006 and $530 in 2005	1	75	983
Reclassification adjustment for losses (gains) included in income, net of taxes of $18 in 2007, $(701) in 2006 and $(468) in 2005	33	(1,301)	(868)

Other comprehensive income	$251,997	$213,673	$105,524

The components of accumulated other comprehensive income are as follows (dollars in thousands):

	Accumulated
	Foreign	Accumulated	Accumulated
	Currency	Derivative	Other
	Translation	Gains	Comprehensive
	Adjustment	(Losses)	Income

Balances at December 31, 2004	$22,278	$1,077	$23,355
Foreign currency translation adjustment, net of taxes of $(2,164)	(16,746)	-	(16,746)
Net derivative gain, net of taxes of $530	-	983	983
Reclassification adjustment for gains included in income, net of taxes of $(468)	-	(868)	(868)

Balances at December 31, 2005	$5,532	$1,192	$6,724
Foreign currency translation adjustment, net of taxes of $880	19,431	-	19,431
Net derivative gain, net of taxes of $41	-	75	75
Reclassification adjustment for gains included in income, net of taxes of $(701)	-	(1,301)	(1,301)

Balances at December 31, 2006	$24,963	$(34)	$24,929
Foreign currency translation adjustment, net of taxes of $353	14,819	-	14,819
Net derivative gain, net of taxes of $1	-	1	1
Reclassification adjustment for losses included in income, net of taxes of $18	-	33	33

Balances at December 31, 2007	$39,782	$-	$39,782

NOTE 12.     Earnings Per Share

Net earnings per share were calculated using the weighted average number of common shares outstanding.  See Note 1(m) to our consolidated financial statements.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	2007	2006	2005

Net earnings	$237,144	$195,468	$122,155

Weighted average shares outstanding:
Basic	70,975	70,732	69,404
Dilutive potential common shares from stock options and restricted stock (1)	699	1,920	3,620

Diluted	71,674	72,652	73,024

Basic net earnings per share	$3.34	$2.76	$1.76

Diluted net earnings per share	$3.31	$2.69	$1.67

(1)   Potentially dilutive stock options and restricted stock totaling 1,779 shares, 3,241 shares and 595 shares for 2007, 2006 and 2005, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

NOTE 13.     Litigation Settlement

On September 30, 2005, KCI reached an agreement to settle its litigation with Novamedix Limited, a subsidiary of Orthofix International NV.  Under the terms of the settlement, KCI paid Novamedix $75.0 million.  The settlement payment resulted in a charge of $72.0 million, net of recorded reserves of $3.0 million, or $47.4 million and $0.65 per diluted share, net of taxes, during the third quarter of 2005.  The settlement resolved and settled all claims between the parties in the case and allows KCI to continue selling the PlexiPulse line of products going forward under a royalty-free license without further claim of infringement by Novamedix.  Total revenues for the PlexiPulse product line were $3.0 million, $3.8 million and $4.7 million for 2007, 2006 and 2005, respectively.  The Novamedix settlement will not have a continuing impact on future operations or cash flows.

NOTE 14.     Commitments and Contingencies

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  The 2003 case filed against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG is currently on appeal before the Federal Circuit Court of Appeals in Washington, D.C.  In 2006, the District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the device marketed by BlueSky.  In 2007, BlueSky Medical was acquired by Smith & Nephew plc, which is now a party to the appeal.  Initial appellate briefs have been filed by all parties to the appeal.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits; one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (ITI).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleges that a NPWT device recently introduced by ITI infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case. Also in January 2008, in a separate action, KCI and its affiliates filed suit in state District Court in Bexar County, Texas, against ITI and three of its principals, all of whom were former employees of KCI. The claims in the suit include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy. We are seeking damages and injunctive relief in the case.

Although it is not possible to reliably predict the outcome of the lawsuits described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived $950.1 million in revenue, or 59.0% of total revenue for the year ended December 31, 2007 and $808.3 million in revenue, or 58.9% of total revenue for the year ended December 31, 2006 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived $199.5 million in revenue, or 12.4% of total revenue for the year ended December 31, 2007 and $158.9 million, or 11.6% of total revenue for the year ended December 31, 2006 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

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

From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information. The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.

In June 2007, the Medicare Region D contractor notified KCI of a post-payment audit of claims paid during 2006.  The DMAC requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner.  The DMAC subsequently made a minor recoupment for the exceptions noted during its review.

We are currently responding to requests from a Medicare Region A Recovery Audit Contractor (“RAC”) covering claims submitted between 2004 and 2005.  The RAC audits are part of a pilot program under the CMS Medicare Integrity Program, currently being conducted in California, Florida and New York.  At this time, we are awaiting additional information and it is not possible for KCI to determine the outcome of these requests.

While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to and do not as a matter of practice require or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those provided in the audit.

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B DMAC initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI.  While we are actively responding to these ongoing requests, if a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements, we could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

Violations of federal and state regulations can result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.

As of December 31, 2007, our commitments for the purchase of new product inventory were $39.9 million, including approximately $13.7 million of disposable products from our main disposable supplier and $10.9 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

See discussion of our self-insurance program at Note 1(o) and leases at Note 6.

NOTE 15.     Related Party Transactions

A member of our Board of Directors, David J. Simpson, was an officer of Stryker Corporation through December 31, 2007, with which we conduct business on a limited basis.  During 2007, 2006 and 2005, we purchased approximately $3.1 million, $4.3 million and $2.3 million in hospital bed frames from Stryker, respectively.  During 2005, we sold approximately $77,000 of therapeutic support systems to Stryker.  We made no sales to Stryker in 2007 and 2006.

C. Thomas Smith became a member of our Board of Directors in April 2003, after he had retired as the Chief Executive Officer and President of VHA Inc. VHA Inc. is affiliated with Novation, LLC, a group purchasing organization with which we have had major supply contracts since the 1980s.  During fiscal years 2007, 2006 and 2005, we received approximately $193.6 million, $179.2 million and $159.6 million, respectively, in V.A.C. and Therapeutic Support Systems revenues under our Novation contracts.

A member of our Board of Directors, Harry R. Jacobson, M.D., is the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis.  During fiscal years 2007, 2006 and 2005, we recorded revenue of approximately $1.5 million, $1.1 million and $1.5 million, respectively, for V.A.C. products and therapeutic support systems billed to Vanderbilt University.

NOTE 16.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 18 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

We define our business segments based on geographic management responsibility.  We have two reportable segments: the United States, which includes Puerto Rico, and International, which includes operations for all countries outside of the United States. We have two primary product lines: V.A.C. Therapy and therapeutic support systems.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  Our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest income and other, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
USA
V.A.C	$950,096	$808,261	$706,046
Therapeutic Support Systems	200,114	185,511	180,147

Subtotal – USA	1,150,210	993,772	886,193

International
V.A.C	329,527	260,828	201,497
Therapeutic Support Systems	130,207	117,036	120,866

Subtotal – International	459,734	377,864	322,363

	$1,609,944	$1,371,636	$1,208,556

	Year Ended December 31,
	2007	2006	2005
Operating earnings:
USA	$462,449	$391,920	$339,415
International	67,278	51,123	47,514
Litigation settlement expense	-	-	(72,000)
Other (1):
Executive	(48,195)	(30,279)	(19,303)
Finance	(47,005)	(41,531)	(36,219)
Manufacturing/Engineering	(15,888)	(12,012)	(10,711)
Administration	(46,333)	(49,979)	(39,692)

Total other	(157,421)	(133,801)	(105,925)

	$372,306	$309,242	$209,004

	Year Ended December 31,
	2007	2006	2005
Depreciation, amortization and other:
USA	$39,708	$35,144	$31,059
International	33,733	26,476	21,234
Other (1):
Executive	1,360	408	625
Finance	11,400	11,156	10,954
Manufacturing/Engineering	2,563	2,401	2,063
Administration	5,059	7,822	2,917

Total other	20,382	21,787	16,559

	$93,823	$83,407	$68,852

	December 31,
	2007	2006	2005
Total Assets:
USA	$614,862	$472,902	$445,461
International	351,647	274,116	226,841
Other:
Executive	8,562	9,047	8,331
Finance	25,150	23,799	24,521
Manufacturing/Engineering	19,853	19,582	15,727
Administration	37,511	42,996	41,230

Total other	91,076	95,424	89,809

	$1,057,585	$842,442	$762,111

	Year Ended December 31,
	2007	2006	2005
Gross capital expenditures:
USA	$49,336	$37,460	$35,813
International	25,109	28,710	26,701
Other:
Finance	18,923	17,922	27,624
Manufacturing/Engineering	2,479	8,086	4,087

Total other	21,402	26,008	31,711

	$95,847	$92,178	$94,225

(1)   Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our consolidated statements of earnings.

The following is other selected geographic financial information of KCI (dollars in thousands):

	December 31,
	2007	2006	2005
Geographic location of long-lived assets:
Domestic	$228,549	$223,884	$211,885
Foreign	83,057	86,770	73,169

Total long-lived assets	$311,606	$310,654	$285,054

NOTE 17.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$368,816	$396,652	$410,880	$433,596
Gross profit	$171,185	$190,131	$204,221	$213,861
Operating earnings	$83,165	$90,113	$98,876	$100,152
Net earnings	$53,556	$58,072	$59,025	$66,491
Net earnings per share:
Basic	$0.76	$0.82	$0.83	$0.93
Diluted	$0.75	$0.81	$0.82	$0.92
Weighted average shares outstanding:
Basic	70,347	70,802	71,214	71,547

Diluted	71,079	71,427	71,929	72,190

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$319,245	$330,043	$350,857	$371,491
Gross profit	$150,196	$152,606	$164,137	$177,073
Operating earnings	$74,945	$71,350	$79,781	$83,166
Net earnings	$48,517	$46,631	$48,982	$51,338
Net earnings per share:
Basic	$0.69	$0.65	$0.69	$0.74
Diluted	$0.66	$0.63	$0.67	$0.73
Weighted average shares outstanding:
Basic	70,667	71,385	71,235	69,645

Diluted	73,275	73,586	73,105	70,668

Net earnings per share for the full year differs from the total of the quarterly earnings per share due to the repurchase of shares in our 2006 share repurchase program.

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
Three Years ended December 31, 2007
(in thousands)

Description	Balances at December 31, 2004	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2005

Accounts receivable realization reserves	$60,816	$17,435	$17,695	(1)	$17,216	$78,730

Inventory reserve	$4,340	$1,239	$-		$1,871	$3,708

Deferred tax asset valuation allowance	$6,888	$4,660	$-		$-	$11,548

Description	Balances at December 31, 2005	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2006

Accounts receivable realization reserves	$78,730	$13,744	$45,509	(1)	$49,495	$88,488

Inventory reserve	$3,708	$714	$-		$1,333	$3,089

Deferred tax asset valuation allowance	$11,548	$3,324	$-		$-	$14,872

Description	Balances at December 31, 2006	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2007

Accounts receivable realization reserves	$88,488	$7,567	$41,262	(1)	$40,527	$96,790

Inventory reserve	$3,089	$3,412	$-		$2,103	$4,398

Deferred tax asset valuation allowance	$14,872	$-	$-		$199	$14,673

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2007 as stated in their report, included herein.

Date:  February 22, 2008

/s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Senior Vice President and Chief Financial Officer

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

We have audited Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kinetic Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kinetic Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Kinetic Concepts, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 22, 2008

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2007 appearing under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Our Code of Ethics for Chief Executive and Senior Financial Officers, along with our Directors' Code of Business Conduct and Ethics, and our KCI Code of Conduct can be found on our website at www.kci1.com under the tab entitled "Corporate Governance – Codes of Conduct" on the Investor Relations page.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

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

Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on June 21, 2007.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDER MATTERS

The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	3,283,181	(1)	$42.69	(2)	5,238,323	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	3,283,181		$42.69		5,238,323

(1)   This amount includes 71,604 shares of common stock that are subject to outstanding restricted stock unit awards. This amount does not include 530,392 shares of common stock issued and outstanding pursuant to unvested restricted stock awards.

(2) Calculated exclusive of outstanding restricted stock unit awards.
(3)   This amount includes 126,826 shares available for future issuance under the Directors Stock Plan and 3,003,661 shares available for future issuance under the 2004 Equity Plan, both of which provide for grants of restricted stock, options and other awards. This amount also includes 2,107,836 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Earnings for each of the three years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for each of the three years ended December 31, 2007 is filed as part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2007, 2006 and 2005

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b) Exhibits
The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

EXHIBITS

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
3.3	Amendment to the Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 on Form 8-K, filed on December 28, 2007).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
**10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
**10.4
Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001).

10.5
Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S-4, filed on September 29, 2003).

†10.6	Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007.
††10.7
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

**10.8	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.9	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.10	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
**10.11	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
**10.12	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
**10.13	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
**10.14	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.15	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.16	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.17
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).

**10.18	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.19
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

**10.20
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.21
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

***10.22	Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007.
**10.23
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.24
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

***10.25	Executive Retention Agreement between Kinetic Concepts, Inc. and Lynne D. Sly, dated February 21, 2007.
***10.26	Executive Retention Agreement between Kinetic Concepts, Inc. and Todd M. Fruchterman, dated February 21, 2007.
10.27	Credit Agreement, dated as of July 31, 2007 (filed as Exhibit 99.1 on Form 8-K, filed on August 6, 2007).
**10.28
Employment Separation and Release Agreement, dated June 12, 2007, between Kinetic Concepts, Inc. and Mark Carbeau (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.29
Settlement Agreement, dated June 25, 2007, between KCI Europe Holding B.V. and Jörg Menten (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.30
Offer letter, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.31
Executive Retention Agreement, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

***10.32	Contract of Employment, effective December 3, 2007, between KCI UK Holdings Limited and TLV Kumar.
***10.33	Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007.
***10.34	2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007.
***10.35	Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008.
***10.36	Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008.
***10.37	Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008.
***10.38	Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008.
***10.39	Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008.
*21.1	Kinetic Concepts, Inc. Listing of Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
*31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.
*31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.
*32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.

* Exhibit filed herewith.
** Compensatory arrangements for director(s) and/or executive officer(s).
*** Exhibits filed herewith. Compensatory arrangements for director(s) and/or executive officers(s).

†        Exhibit filed herewith.  Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

†† Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on February 23, 2008.

KINETIC CONCEPTS, INC.

By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	February 23, 2008
RONALD W. DOLLENS

/s/ Catherine M. Burzik	Director, President and Chief Executive Officer	February 26, 2008
CATHERINE M. BURZIK	(Principal Executive Officer)

/s/ Martin J. Landon	Senior Vice President and Chief Financial Officer	February 26, 2008
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	February 25, 2008
JAMES R. LEININGER, M.D.

/s/ John P. Byrnes	Director	February 22, 2008
JOHN P. BYRNES

/s/ Woodrin Grossman	Director	February 26, 2008
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	February 25, 2008
HARRY R. JACOBSON

/s/ N. Colin Lind	Director	February 25, 2008
N. COLIN LIND

/s/ David J. Simpson	Director	February 26, 2008
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	February 24, 2008
C. THOMAS SMITH

/s/ Donald E. Steen	Director	February 22, 2008
DONALD E. STEEN

EXHIBITS

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
3.3	Amendment to the Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 on Form 8-K, filed on December 28, 2007).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
**10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
**10.4
Form of Option Instrument with respect to the Kinetic Concepts, Inc. Management Equity Plan (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001).

10.5
Standard Office Building Lease Agreement, dated July 31, 2002 between CKW San Antonio, L.P. d/b/a San Antonio CKW, L.P. and Kinetic Concepts, Inc. for the lease of approximately 138,231 square feet of space in the building located at 8023 Vantage Drive, San Antonio, Bexar County, Texas 78230 (filed as Exhibit 10.27 on Form S-4, filed on September 29, 2003).

†10.6	Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007.
††10.7
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

**10.8	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.9	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
10.10	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
**10.11	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
**10.12	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
**10.13	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
**10.14	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.15	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.16	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.17
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).

**10.18	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.19
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

**10.20
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.21
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

***10.22	Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007.
**10.23
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.24
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

***10.25	Executive Retention Agreement between Kinetic Concepts, Inc. and Lynne D. Sly, dated February 21, 2007.
***10.26	Executive Retention Agreement between Kinetic Concepts, Inc. and Todd M. Fruchterman, dated February 21, 2007.
10.27	Credit Agreement, dated as of July 31, 2007 (filed as Exhibit 99.1 on Form 8-K, filed on August 6, 2007).
**10.28
Employment Separation and Release Agreement, dated June 12, 2007, between Kinetic Concepts, Inc. and Mark Carbeau (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.29
Settlement Agreement, dated June 25, 2007, between KCI Europe Holding B.V. and Jörg Menten (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.30
Offer letter, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

**10.31
Executive Retention Agreement, dated July 18, 2007, between Kinetic Concepts, Inc. and Linwood A. Staub (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on July 27, 2007).

***10.32	Contract of Employment, effective December 3, 2007, between KCI UK Holdings Limited and TLV Kumar.
***10.33	Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007.
***10.34	2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007.
***10.35	Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008.
***10.36	Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008.
***10.37	Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008.
***10.38	Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008.
***10.39	Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008.
*21.1	Kinetic Concepts, Inc. Listing of Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
*31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.
*31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.
*32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2008.

* Exhibit filed herewith.
** Compensatory arrangements for director(s) and/or executive officer(s).
*** Exhibits filed herewith. Compensatory arrangements for director(s) and/or executive officers(s).

†        Exhibit filed herewith.  Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

†† Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.