Form 10-Q
period 2008-03-31
KINETIC CONCEPTS INC /TX/
filed 2008-05-02
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
                                                Common Stock: 72,376,382 shares as of April 30, 2008

KINETIC CONCEPTS, INC.

TRADEMARKS

The following terms are our trademarks and may be used in this report:  ActiV.A.C.®, AirMaxxis®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BioDyne®, Dri-Flo®, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, First Step All in One®, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir®, FluidAir Elite®, GranuFoam®, InfoV.A.C.®, InterCell®, Innova Basic®, Innova Extra®, Innova Premium®, InstaFlate®, KCI®, KCI The Clinical Advantage®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, MaxxAir ETS®, Maxxis® 400, ParaDyne®, PediDyne®, PlexiPulse®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, Seal Check®, SensaT.R.A.C.™, T.R.A.C. ®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™,  TheraRest®, TheraRest SMS®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver®, V.A.C. Instill®, V.A.C.® WhiteFoam, and V.A.C.® WRN™.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	our ability to complete the acquisition of LifeCell Corporation (“LifeCell”);
•	the benefits that can be achieved with the LifeCell acquisition;
•	the terms of the financing for the LifeCell acquisition;
•	projections of revenues, expenditures, earnings, or other financial items;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	the plans, strategies and objectives of management for future operations;
•	expectation of market size and market acceptance or penetration of the products and services we offer;
•	the effects of any patent litigation on our business;
•	dependence on new technology;
•	expectations for the outcomes of our clinical trials;
•	attracting and retaining customers;
•	competition in our markets;
•	inherent risks associated with our international business operations;
•	material changes or shortages in the sources of our supplies;
•	the timing and amount of future equity compensation expenses;
•	productivity of our sales force;
•	future economic conditions or performance, including seasonality;
•	fluctuations in foreign currency exchange rates;
•	changes in effective tax rates or tax audits;
•	changes in patient demographics;
•	estimated charges for compensation or otherwise; and
•	any statements of assumptions underlying any of the foregoing.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$305,167	$265,993
Accounts receivable, net	355,429	356,965
Inventories, net	60,152	50,341
Deferred income taxes	41,780	41,504
Prepaid expenses and other	29,842	31,176

Total current assets	792,370	745,979

Net property, plant and equipment	234,853	228,471
Debt issuance costs, less accumulated amortization of $352 at 2008 and $218 at 2007	2,322	2,456
Deferred income taxes	8,442	8,743
Goodwill	48,897	48,897
Other non-current assets, less accumulated amortization of $10,788 at 2008 and $10,678 at 2007	23,798	23,039

	$1,110,682	$1,057,585

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$44,479	$50,804
Accrued expenses and other	161,303	212,874
Income taxes payable	15,956	-

Total current liabilities	221,738	263,678

Long-term debt	68,000	68,000
Non-current tax liabilities	33,189	31,313
Deferred income taxes	20,126	9,921
Other non-current liabilities	7,755	7,653

Total liabilities	350,808	380,565

Shareholders' equity:
Common stock; authorized 225,000 at 2008 and 2007, issued and outstanding 72,315 at 2008 and 72,153 at 2007	72	72
Preferred stock; authorized 50,000 at 2008 and 2007; issued and outstanding 0 at 2008 and 2007	-	-
Additional paid-in capital	653,640	644,347
Retained earnings (deficit)	60,774	(7,181)
Accumulated other comprehensive income	45,388	39,782

Shareholders' equity	759,874	677,020

	$1,110,682	$1,057,585

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue:
Rental	$297,839	$265,684
Sales	122,177	103,132

Total revenue	420,016	368,816

Rental expenses	175,274	163,940
Cost of sales	35,756	33,691

Gross profit	208,986	171,185

Selling, general and administrative expenses	95,347	78,213
Research and development expenses	14,715	9,807

Operating earnings	98,924	83,165

Interest income and other	2,005	1,364
Interest expense	(1,128)	(4,091)
Foreign currency gain (loss)	2,387	(265)

Earnings before income taxes	102,188	80,173

Income taxes	34,233	26,617

Net earnings	$67,955	$53,556

Net earnings per share:

Basic	$0.95	$0.76

Diluted	$0.94	$0.75

Weighted average shares outstanding:

Basic	71,665	70,347

Diluted	72,162	71,079

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$67,955	$53,556
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	21,258	20,954
Provision for bad debt	1,600	1,750
Amortization of deferred gain on sale of headquarters facility	(268)	(268)
Share-based compensation expense	7,566	5,772
Excess tax benefit from share-based payment arrangements	(131)	(7,076)
Change in assets and liabilities:
Decrease in accounts receivable, net	2,351	5,752
Increase in inventories, net	(9,376)	(4,395)
Decrease (increase) in prepaid expenses and other	1,373	(4,973)
Increase (decrease) in deferred income taxes, net	10,230	(7,909)
Decrease in accounts payable	(6,048)	(2,981)
Decrease in accrued expenses and other	(50,509)	(39,773)
Increase in tax liabilities, net	18,014	31,361

Net cash provided by operating activities	64,015	51,770

Cash flows from investing activities:
Additions to property, plant and equipment	(15,600)	(12,867)
Increase in inventory to be converted into equipment for short-term rental	(12,000)	(5,200)
Dispositions of property, plant and equipment	3,031	410
Increase in other non-current assets	(559)	(279)

Net cash used by investing activities	(25,128)	(17,936)

Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(28)	(324)
Excess tax benefit from share-based payment arrangements	131	7,076
Proceeds from exercise of stock options	1,552	3,634
Purchase of immature shares for minimum tax withholdings	(5)	(1,317)

Net cash provided by financing activities	1,650	9,069

Effect of exchange rate changes on cash and cash equivalents	(1,363)	590

Net increase in cash and cash equivalents	39,174	43,493

Cash and cash equivalents, beginning of period	265,993	107,146

Cash and cash equivalents, end of period	$305,167	$150,639

Cash paid during the three months for:
Interest, including cash paid for interest rate swap agreements	$1,257	$2,487
Income taxes, net of refunds	$5,338	$3,582

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior period amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  Beginning this quarter, we are reporting financial results consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  We define our business segments based on geographic management responsibility.  We have two reportable segments: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

(b)     Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 was effective for KCI beginning January 1, 2008, and the adoption of SFAS 157 did not have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 was effective for KCI beginning January 1, 2008, and the adoption of SFAS 159 did not have a material impact on our results of operations or our financial position.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This Issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Companies should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue.  EITF 07-3 was effective for KCI beginning January 1, 2008, and the adoption of EITF 07-3 did not have a material impact on our results of operations or our financial position.

(c)       Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the first quarter of 2008 was 33.5%, compared to 33.2% for the corresponding period in 2007.

(d)     Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 may have on our results of operations or our financial position.

(e)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$119,671	$123,643
Medicare / Medicaid	64,297	66,922
Managed care, insurance and other	156,225	153,612

North America - trade accounts receivable	340,193	344,177

EMEA/APAC - trade accounts receivable	109,545	102,682

Total trade accounts receivable	449,738	446,859

Less: Allowance for revenue adjustments	(94,018)	(90,095)

Gross trade accounts receivable	355,720	356,764

Less: Allowance for bad debt	(6,625)	(6,695)

Net trade accounts receivable	349,095	350,069

Employee and other receivables	6,334	6,896

	$355,429	$356,965

Trade accounts receivable in North America consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

The TPP reimbursement process in North America requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

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

(b)     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Finished goods	$40,530	$34,647
Work in process	3,793	1,341
Raw materials, supplies and parts (1)	49,105	34,551

	93,428	70,539

Less: Amounts expected to be converted
into equipment for short-term rental (1)	(27,800)	(15,800)
Reserve for excess and obsolete inventory inventory	(5,476)	(4,398)

	$60,152	$50,341

(1) The increase in raw materials and amounts expected to be converted into equipment for short-term rental is primarily related to the increase in V.A.C. unit materials necessary to support the launch of our next generation ActiV.A.C. and InfoV.A.C. products.  In addition, the increase in raw materials is attributable to the purchase of raw materials from Avail Medical Products, Inc. associated with the execution of our Toll Manufacturing Agreement.

(3)     EARNINGS PER SHARE

Net earnings per share were calculated using the weighted average number of shares outstanding during the respective quarterly periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007

Net earnings	$67,955	$53,556

Weighted average shares outstanding:
Basic	71,665	70,347
Dilutive potential common shares from stock
options and restricted stock (1)	497	732

Diluted	72,162	71,079

Basic net earnings per share	$0.95	$0.76

Diluted net earnings per share	$0.94	$0.75

(1) Potentially dilutive stock options and restricted stock totaling 2,498 shares and 2,308 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(4)     EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan:

In December 2006, management decided to discontinue the Kinetic Concepts, Inc. Executive Deferred Compensation Plan (the “Plan”) effective January 1, 2007.  All balances as of December 31, 2006 remained with the Plan throughout 2007 unless the participant had a previously-scheduled distribution.  All undistributed balances in the Plan, totaling $7.1 million as of December 31, 2007, were distributed during the first quarter of 2008.  In addition, KCI liquidated the Plan assets totaling $7.4 million, which were used by KCI in the first quarter of 2008 to fund participant distributions.

Stock Option Plans:

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

SFAS 123R requires the expensing of equity awards over the estimated service period and we have experienced an increase in share-based compensation expense, compared to the prior-year period, as additional equity grants are made.  Compared to the first quarter of 2007, we experienced an increase in share-based compensation expense as we made our annual equity grants during the first quarter of 2008.  Historically, annual equity grants were made during the second quarter.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007

Rental expenses	$1,469	$1,582
Cost of sales	148	206
Selling, general and administrative expenses	5,949	3,984

Pre-tax share-based compensation expense	7,566	5,772
Less: Income tax benefit	(2,324)	(1,516)

Total share-based compensation expense, net of tax	$5,242	$4,256

Diluted net earnings per share impact	$0.07	$0.06

During the first quarter of 2008 and 2007, KCI granted approximately 833,800 and 19,300 options, respectively, to purchase shares of common stock under the equity plans.  The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2008 and 2007 was $22.54 and $22.97 per share, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	Three months ended
	March 31,
	2008	2007

Expected stock volatility	39.2%	40.1%
Expected dividend yield	-	-
Risk-free interest rate	3.1%	4.8%
Expected life (years)	6.3	6.3

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

A summary of our stock option activity, and related information, for the three months ended March 31, 2008 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2008	3,212	$42.69
Granted	834	$51.61
Exercised	(50)	$30.86
Forfeited/Expired	(69)	$49.61

Options outstanding – March 31, 2008	3,927	$44.62	7.93	$20,962

Exercisable as of March 31, 2008	973	$36.23	5.50	$12,271

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first quarter of 2008 and 2007, the total intrinsic value of stock options exercised was $1.0 million and $20.8 million, respectively.  Cash received from stock options exercised during the first quarter of 2008 and 2007 was $1.6 million and $3.6 million, respectively.

As of March 31, 2008, there was $57.0 million of total unrecognized compensation cost related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

During the first quarter of 2008 and 2007, we issued approximately 211,000 and 6,700 shares of restricted stock and restricted stock units under our equity plans, at a weighted average estimated fair value of $51.60 and $48.56, respectively.  The following table summarizes restricted stock activity for the three months ended March 31, 2008:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2008	602	$45.88
Granted	211	$51.60
Vested and distributed	-	-
Forfeited	(12)	$47.18

Unvested shares – March 31, 2008	801	$47.34

As of March 31, 2008, there was $30.4 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(5)     SHARE REPURCHASE PROGRAM

In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock.  In August 2007, the Board authorized a one-year extension of this share repurchase program through September 30, 2008.  As of March 31, 2008, the authorized amount for share repurchases under this program was $87.4 million.  Pursuant to the share repurchase program, we entered into a pre-arranged purchase plan under Rule 10b5-1 of the Exchange Act authorizing repurchases of up to $87.0 million of KCI common stock if our stock price is below certain levels.  Since the inception of the share repurchase program, 3.6 million shares of common stock have been repurchased and recorded as a reduction to shareholders’ equity totaling $112.6 million.  Effective April 7, 2008, KCI terminated the share repurchase program and the pre-arranged purchase plan under Rule 10b5-1 as a result of the merger agreement with LifeCell Corporation (“LifeCell”).  (See Note 9)

The stock repurchased in the first quarters of 2008 and 2007 resulted from the purchase and retirement of shares in connection with (i) the net share settlement exercise of employee stock options for the minimum tax withholdings and exercise price and (ii) the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the share repurchase program during the first quarter of 2008 or 2007.

(6)     OTHER COMPREHENSIVE INCOME

KCI follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income and its components.  Comprehensive income for the three months ended March 31, 2008 and 2007 was $73.6 million and $51.8 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment gain of $5.6 million and a loss of $1.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.

(7)     COMMITMENTS AND CONTINGENCIES

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

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

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

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleges that a negative pressure wound therapy, or NPWT, device recently introduced by ITI infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case. Also in January 2008, in a separate action, KCI and its affiliates filed suit in state District Court in Bexar County, Texas, against ITI and three of its principals, all of whom were former employees of KCI. The claims in the suit include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy. We are seeking damages and injunctive relief in the case.

In March 2008, Mölnlycke Health Care AB filed a patent nullity suit in Germany against one of Wake Forest’s German patents licensed to KCI.  Also in March 2008, Mölnlycke filed suit in the UK to have a related Wake Forest patent revoked.  These patents were originally issued in 1998 by the German Patent Office and the UK Patent Office upon granting of the corresponding European patents.  The corresponding European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 57% of total revenue for the three months ended March 31, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the three months ended March 31, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

Subsequent to the announcement of the merger agreement, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the tender offer and the merger and (ii) payment of the plaintiff’s costs and expenses, including attorneys’ and experts’ fees.  KCI believes that the lawsuit is without merit and intends to defend vigorously against it.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

As a healthcare supplier, we are subject to extensive government regulation, including laws and regulations directed at ascertaining the appropriateness of reimbursement, preventing fraud and abuse and otherwise regulating reimbursement under various government programs.  The marketing, billing, documenting and other practices are all subject to government scrutiny.  To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by KCI for payment of services rendered to customers.

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

KCI has responded to requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005. The RAC audits are part of a pilot program under the CMS Medicare Integrity Program, currently being conducted in California, Florida and New York.  The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid.  We have disputed and appealed these results and believe that we will prevail on these disputes in the appeals process.

While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B Durable Medical Equipment Administrative Contractors initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI, which was suspended in the first quarter of 2008.  KCI has responded to these claim review requests, but has not yet received a final determination.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to this pre-payment review, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

As of March 31, 2008, our commitments for the purchase of new product inventory were $35.3 million, including approximately $8.1 million of disposable products from our main disposable supplier and $12.4 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

On April 7, 2008, we announced the execution of a definitive agreement to acquire LifeCell Corporation, a publicly held company (Nasdaq: LIFC), in a cash transaction valued at approximately $1.8 billion.  Under certain circumstances as defined in the merger agreement, should either party terminate such agreement, KCI may be required to pay or entitled to receive a termination fee of $50.0 million.  In the event we receive a termination fee, a portion may be payable to third parties.

(8)     SEGMENT AND GEOGRAPHIC INFORMATION

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 18 primary countries internationally. Revenues are attributed to individual countries based on the location of the customer.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  Beginning this quarter, we are reporting financial results consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  Our business segments are defined based on geographic management responsibility.  We have two reportable segments: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  We have two primary product lines: V.A.C. Therapy and Therapeutic Support Systems.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our product lines.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we do not manage our business by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2008	2007
Revenue:
North America
V.A.C.	$250,222	$226,937
Therapeutic Support Systems	59,241	56,705

Subtotal – North America	309,463	283,642

EMEA/APAC
V.A.C.	82,742	61,626
Therapeutic Support Systems	27,811	23,548

Subtotal – EMEA/APAC	110,553	85,174

Total revenue	$420,016	$368,816

	Three months ended
	March 31,
	2008	2007
Operating earnings:
North America	$126,240	$112,420
EMEA/APAC	19,502	6,423

Other (1):
Executive	(16,176)	(9,870)
Finance	(12,660)	(11,628)
Manufacturing/Engineering	(6,748)	(3,813)
Administration	(11,234)	(10,367)

Total other	(46,818)	(35,678)

Total operating earnings	$98,924	$83,165

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.

The following information on segment assets, which was included in Note 16 to the Annual Report on Form 10-K for the year ended December 31, 2007, has been restated to reflect the change in our geographic reporting structure (dollars in thousands):

Year ended
December 31, 2007
Total assets:
North America	$657,122
EMEA/APAC	303,422
Other:
Executive	8,562
Finance	25,150
Manufacturing/Engineering	25,818
Administration	37,511

Total other	97,041

Total assets	$1,057,585

The following table sets forth, for the periods indicated, product line revenue by geographical segment which have been restated to reflect the change in our geographic reporting structure (dollars in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
North America revenue:
V.A.C.	$226,937	$247,275	$255,830	$262,998
Therapeutic Support Systems	56,705	55,992	56,722	61,171

Total – North America	283,642	303,267	312,552	324,169

EMEA/APAC revenue:
V.A.C.	61,626	70,032	73,065	81,860
Therapeutic Support Systems	23,548	23,353	25,263	27,567

Total – EMEA/APAC	85,174	93,385	98,328	109,427

Total revenue	$368,816	$396,652	$410,880	$433,596

(9)     SUBSEQUENT EVENT

On April 7, 2008, we announced the execution of a definitive agreement to acquire LifeCell Corporation, a publicly held company (Nasdaq: LIFC), in a cash transaction valued at approximately $1.8 billion.  Under certain circumstances as defined in the merger agreement, should either party terminate such agreement, KCI may be required to pay or entitled to receive a termination fee of $50.0 million.  In the event we receive a termination fee, a portion may be payable to third parties.

The planned acquisition will be completed by means of a tender offer for all of the outstanding shares of LifeCell’s common stock, followed by a merger of LifeCell with our merger subsidiary that will result in LifeCell becoming a 100% owned subsidiary of KCI.  Pursuant to the terms of the merger agreement, we commenced the tender offer on April 21, 2008 to purchase all of the outstanding shares of LifeCell’s common stock at a price of $51.00 per share in cash.  KCI’s obligation to consummate the tender offer is conditioned upon the tender of at least a majority of the fully diluted LifeCell shares in the offer, completion and funding of KCI’s financing arrangements described below, and the satisfaction of regulatory and other customary closing conditions. The tender offer will expire at midnight on May 16, 2008, unless extended in accordance with the terms of the tender offer and the applicable rules and regulations of the SEC.  Following the completion of the tender offer, the merger will occur pursuant to which any remaining LifeCell shares would be acquired for $51.00 per share.  The closing of the merger is subject to additional conditions, including, if required under Delaware law, approval of the merger by LifeCell’s stockholders.

On April 7, 2008, in connection with the merger agreement, KCI and our merger subsidiary entered into a commitment letter, pursuant to which Bank of America, N.A., Banc of America Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc. committed, subject to the conditions set forth therein, to provide a $1.0 billion term loan credit facility and a $300.0 million revolving credit facility.  The debt commitment letter originally provided for a $1.0 billion Term A credit facility and a $600.0 million Term B credit facility, but as a result of the convertible note offering described below, the term loan commitment is now $1.0 billion.  The commitment is subject to various conditions, including consummation of the acquisition in accordance with the merger agreement and other closing conditions similar to those applicable to the completion of the acquisition. In addition to providing financing for the acquisition, we expect to use the debt financing under the new credit facilities to (i) pay fees and expenses incurred in connection with the acquisition and related transactions, (ii) repay certain indebtedness of KCI and (iii) provide ongoing working capital and provide for other general corporate purposes of the combined company. We expect our obligations under the new credit facilities (i) to be guaranteed by each of the existing and future direct and indirect domestic subsidiaries of KCI, and (ii) to be secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of KCI and the guarantors. The lenders have the right to change the pricing and scheduled amortization of the credit facilities within specified limits, as well as other terms, depending on market conditions.

Effective upon the execution of the merger agreement with LifeCell, KCI’s share repurchase program was terminated.  As of April 7, 2008, KCI had repurchased $112.6 million in common stock under the share repurchase program.

Subsequent to the announcement of the merger agreement, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the tender offer and the merger and (ii) payment of the plaintiff’s costs and expenses, including attorneys’ and experts’ fees.  KCI believes that the lawsuit is without merit and intends to defend vigorously against it.

On April 21, 2008, KCI closed its offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015.  KCI granted an option to the initial purchasers of the notes to purchase up to an additional $90 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire $90.0 million aggregate principal amount.  The coupon on the notes will be 3.25% per year on the principal amount. Interest will accrue from April 21, 2008, and will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.  The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms.  The notes are not redeemable by KCI prior to the maturity date.  Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of KCI common stock in respect of the remainder, if any, of KCI’s conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of KCI common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of KCI’s common stock on April 15, 2008 (the day of pricing of the notes), which was $40.27 per share.  In connection with the initial offering and over-allotment exercise, KCI entered into convertible note hedge and warrant transactions with financial institutions that are affiliates of two of the offering’s initial purchasers to increase the effective conversion price of the notes to approximately $60.41, which is approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  We intend to settle the principal amount of these notes in cash.

KCI used a portion of the net proceeds from the offering to pay the $48.7 million cost of the convertible note hedge transactions, taking into account the proceeds to KCI from the warrant transactions, and we intend to use the balance of the net proceeds to fund a portion of the purchase price of the proposed acquisition of LifeCell Corporation, repay certain indebtedness of KCI, provide ongoing working capital and provide for other general corporate purposes of the combined company.  Although the initial net cash outlay for the convertible note hedge transactions totals $48.7 million, considering the tax deductibility of the bond hedge, the net present value cost of these hedge transactions totals approximately $7.4 million.

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

General

Kinetic Concepts, Inc. is a global medical technology company with leadership positions in advanced wound care and therapeutic support systems. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which has been demonstrated clinically to promote wound healing through unique mechanisms of action and can help reduce the cost of treating patients with serious wounds.  Our therapeutic support systems, including specialty hospital beds, mattress replacement systems and overlays, are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 79.3% of total revenue for the three months ended March 31, 2008, up from 78.2% for the same period in 2007.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in two geographical segments: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region. Operations in North America accounted for approximately 73.7% and 76.9% of our total revenue for the three-month periods ended March 31, 2008 and 2007, respectively. Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  Although we do not know if our historical experience will prove to be indicative of future periods, a similar slow-down may occur in subsequent periods.

In the U.S. acute care and extended care settings, which accounted for approximately half of our North American revenue for the three months ended March 31, 2008, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services directly to patients and bill third-party payers directly, such as Medicare and private insurance.  We believe the growth in our U.S. V.A.C. Therapy revenue has substantially benefited from the availability of Medicare reimbursement for our products in the U.S. homecare setting.  In 2007, the Centers for Medicare and Medicaid Services, or CMS, adopted rules providing for competitively-bid reimbursement amounts for certain Medicare-covered durable medical equipment, including negative pressure wound therapy, or NPWT.  The competitive bidding program will be used initially to establish reimbursement amounts for NPWT in ten designated metropolitan areas beginning in July 2008.  By mid-2009, the competitive bidding program will be used to establish reimbursement amounts in a total of 80 designated metropolitan areas.  The competitive bidding program could have a negative impact on our Medicare reimbursement levels, and could result in increased price pressure from other third-party payers.  The competitive bidding program could also limit customer access to KCI’s homecare products in any designated metropolitan area where KCI is not a contracted provider for NPWT in the program.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas included in the first phase of the program represented approximately 1.0% of KCI’s total revenue for the three months ended March 31, 2008.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the 80 designated metropolitan areas included in the second phase of the program represented approximately 5.0% of KCI’s total revenue for the three months ended March 31, 2008.

Outside of the U.S., most of our revenue is generated in the acute care setting on a direct billing basis.  We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement.  We believe that obtaining expanded homecare reimbursement outside the U.S. is important in order to increase the demand for V.A.C. Therapy systems and related disposables in foreign markets.  Recently, the German Ministry of Health approved a clinical study providing for paid placements of V.A.C. Therapy systems and related disposables, which will allow selected patients to receive V.A.C. Therapy in the home in Germany.  The study will cover patients that transition out of the hospital to the home for post-acute treatment and patients who initiate treatment in the home.  During the study period, KCI will receive reimbursement from German health insurance funds for participating patients.

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

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States.

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

We believe that the key factors underlying V.A.C. Therapy growth over the past year have been:

•	increasing V.A.C. Therapy awareness and adoption among customers and physicians by increasing the number of regular users and prescribers and the extent of use by each customer or physician;
•	market expansion by educating physicians on new wound indications that may be treated more successfully and economically with the use of V.A.C. Therapy; and
•	strengthening our contractual relationships with third-party payers.

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

Recent Developments

On April 7, 2008, we announced the execution of a definitive agreement to acquire LifeCell Corporation, a publicly held company (Nasdaq: LIFC), in a cash transaction valued at approximately $1.8 billion.  Under certain circumstances as defined in the merger agreement, should either party terminate such agreement, KCI may be required to pay or entitled to receive a termination fee of $50.0 million.  In the event we receive a termination fee, a portion may be payable to third parties.

The planned acquisition will be completed by means of a tender offer for all of the outstanding shares of LifeCell’s common stock, followed by a merger of LifeCell with our merger subsidiary that will result in LifeCell becoming a 100% owned subsidiary of KCI.  Pursuant to the terms of the merger agreement, we commenced the tender offer on April 21, 2008 to purchase all of the outstanding shares of LifeCell’s common stock at a price of $51.00 per share in cash.  KCI’s obligation to consummate the tender offer is conditioned upon the tender of at least a majority of the fully diluted LifeCell shares in the offer, completion and funding of KCI’s financing arrangements described below, and the satisfaction of regulatory and other customary closing conditions. The tender offer will expire at midnight on May 16, 2008, unless extended in accordance with the terms of the tender offer and the applicable rules and regulations of the SEC.  Following the completion of the tender offer, the merger will occur pursuant to which any remaining LifeCell shares would be acquired for $51.00 per share.  The closing of the merger is subject to additional conditions, including, if required under Delaware law, approval of the merger by LifeCell’s stockholders.

On April 7, 2008, in connection with the merger agreement, KCI and our merger subsidiary entered into a commitment letter, pursuant to which Bank of America, N.A., Banc of America Securities LLC, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities, Inc. committed, subject to the conditions set forth therein, to provide a $1.0 billion term loan credit facility and a $300.0 million revolving credit facility.  The debt commitment letter originally provided for a $1.0 billion Term A credit facility and a $600.0 million Term B credit facility, but as a result of the convertible note offering described below, the term loan commitment is now $1.0 billion.  The commitment is subject to various conditions, including consummation of the acquisition in accordance with the merger agreement and other closing conditions similar to those applicable to the completion of the acquisition. In addition to providing financing for the acquisition, we expect to use the debt financing under the new credit facilities to (i) pay fees and expenses incurred in connection with the acquisition and related transactions, (ii) repay certain indebtedness of KCI and (iii) provide ongoing working capital and provide for other general corporate purposes of the combined company. We expect our obligations under the new credit facilities (i) to be guaranteed by each of the existing and future direct and indirect domestic subsidiaries of KCI, and (ii) to be secured, subject to certain exceptions, by all the capital stock of each of our present and future subsidiaries (limited, in the case of foreign subsidiaries, to 65.0% of the voting stock of such subsidiaries) and all of the present and future property and assets (real and personal) of KCI and the guarantors. The lenders have the right to change the pricing and scheduled amortization of the credit facilities within specified limits, as well as other terms, depending on market conditions.

Effective upon the execution of the merger agreement with LifeCell, KCI’s share repurchase program was terminated.  As of April 7, 2008, KCI had repurchased $112.6 million in common stock under the share repurchase program.

Subsequent to the announcement of the merger agreement, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the tender offer and the merger and (ii) payment of the plaintiff’s costs and expenses, including attorneys’ and experts’ fees.  KCI believes that the lawsuit is without merit and intends to defend vigorously against it.

On April 21, 2008, KCI closed its offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015.  KCI granted an option to the initial purchasers of the notes to purchase up to an additional $90 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire $90.0 million aggregate principal amount.  The coupon on the notes will be 3.25% per year on the principal amount. Interest will accrue from April 21, 2008, and will be payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.  The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms.  The notes are not redeemable by KCI prior to the maturity date.  Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of KCI common stock in respect of the remainder, if any, of KCI’s conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of KCI common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of KCI’s common stock on April 15, 2008 (the day of pricing of the notes), which was $40.27 per share.  In connection with the initial offering and over-allotment exercise, KCI entered into convertible note hedge and warrant transactions with financial institutions that are affiliates of two of the offering’s initial purchasers to increase the effective conversion price of the notes to approximately $60.41, which is approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  We intend to settle the principal amount of these notes in cash.

KCI used a portion of the net proceeds from the offering to pay the $48.7 million cost of the convertible note hedge transactions, taking into account the proceeds to KCI from the warrant transactions, and we intend to use the balance of the net proceeds to fund a portion of the purchase price of the proposed acquisition of LifeCell Corporation, repay certain indebtedness of KCI, provide ongoing working capital and provide for other general corporate purposes of the combined company.  Although the initial net cash outlay for the convertible note hedge transactions totals $48.7 million, considering the tax deductibility of the bond hedge, the net present value cost of these hedge transactions totals approximately $7.4 million.

RESULTS OF OPERATIONS

Revenue by Geographical Segment

The following table sets forth, for the periods indicated, rental and sales revenue by geographical segment, as well as  the percentage change in each line item, comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
			%
	2008	2007	Change
North America revenue:
Rental	$233,151	$216,584	7.6%
Sales	76,312	67,058	13.8

Total – North America	309,463	283,642	9.1

EMEA/APAC revenue:
Rental	64,688	49,100	31.7
Sales	45,865	36,074	27.1

Total – EMEA/APAC	110,553	85,174	29.8

Total rental revenue	297,839	265,684	12.1
Total sales revenue	122,177	103,132	18.5

Total revenue	$420,016	$368,816	13.9%

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$222,097	$198,859	11.7%
Sales	110,867	89,704	23.6

Total V.A.C.	332,964	288,563	15.4%

Therapeutic Support Systems revenue:
Rental	75,742	66,825	13.3%
Sales	11,310	13,428	(15.8)

Total Therapeutic Support Systems	87,052	80,253	8.5%

Total revenue	$420,016	$368,816	13.9%

The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and increased rental volumes of therapeutic support systems.  Foreign currency exchange rate movements favorably impacted total revenue by 3.9% compared to the prior year.

For additional discussion on segment and geographical information, see Note 8 to our condensed consolidated financial statements.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the first quarter of 2008 to the first quarter of 2007:

	Three months ended March 31,
	2008	2007	Change
Total revenue:
North America revenue	73.7%	76.9%	(320 bps)
EMEA/APAC revenue	26.3	23.1	320 bps

Total revenue	100.0%	100.0%

V.A.C. revenue	79.3%	78.2%	110 bps
Therapeutic Support Systems revenue	20.7	21.8	(110 bps)

Total revenue	100.0%	100.0%

Rental revenue	70.9%	72.0%	(110 bps)
Sales revenue	29.1	28.0	110 bps

Total revenue	100.0%	100.0%

North America Revenue

The following table sets forth, for the periods indicated, North America rental and sales revenue by product line, as well as the percentage change in each line item, comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$180,845	$168,088	7.6%
Sales	69,377	58,849	17.9

Total V.A.C.	250,222	226,937	10.3

Therapeutic Support Systems revenue:
Rental	52,306	48,496	7.9
Sales	6,935	8,209	(15.5)

Total Therapeutic Support Systems	59,241	56,705	4.5

Total rental revenue	233,151	216,584	7.6
Total sales revenue	76,312	67,058	13.8

Total North America revenue	$309,463	$283,642	9.1%

The growth in North America revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.

Total V.A.C. revenue in North America increased over the prior-year period primarily due to increased rental and sales unit volume due to continued market penetration.  The increase in North America V.A.C. rental revenue was primarily due to a 7.9% increase in rental unit volume compared to the prior-year period.  The increase in North America V.A.C. sales revenue over the prior-year period was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume and the shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our value-pricing offering.  However, the year-over-year growth rate was negatively impacted due to the realignment of our domestic sales force combined with increased competitive activities.  Growth in rental unit volume was reported across all care settings.

Therapeutic Support Systems revenue in North America increased over the prior-year quarter primarily due to higher rental volumes in the acute care setting partially offset by lower surfaces sales in the period due in part to the realignment of our domestic sales force.

EMEA/APAC Revenue

The following table sets forth, for the periods indicated, EMEA/APAC rental and sales revenue by product line, as well as  the percentage change in each line item, comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$41,252	$30,771	34.1%
Sales	41,490	30,855	34.5

Total V.A.C.	82,742	61,626	34.3

Therapeutic Support Systems revenue:
Rental	23,436	18,329	27.9
Sales	4,375	5,219	(16.2)

Total Therapeutic Support Systems	27,811	23,548	18.1

Total rental revenue	64,688	49,100	31.7
Total sales revenue	45,865	36,074	27.1

Total EMEA/APAC revenue	$110,553	$85,174	29.8%

Growth in total EMEA/APAC revenue is due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 13.9% of the increase in total EMEA/APAC revenue in the first quarter of 2008 compared to the prior-year period.

The increase in EMEA/APAC V.A.C. revenue over the prior year was primarily due to higher V.A.C. rental and sales unit volume and favorable foreign currency exchange variances.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C revenue by 14.3% in the first quarter of 2008 compared to the prior-year period.  The growth in EMEA/APAC V.A.C. rental revenue over the prior-year period was due primarily to a 29.8% increase in rental unit volume.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures and increased competition.  The increase in EMEA/APAC V.A.C. sales revenue over the prior-year period was primarily due to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume.

The increase in EMEA/APAC Therapeutic Support Systems revenue over the prior-year period was primarily due to a 7.7% increase in rental unit volume and foreign currency exchange rate movements which favorably impacted EMEA/APAC Therapeutic Support Systems revenue by 12.7% for the first quarter of 2008 compared to the prior-year period.

Restated Product Line Revenue by Geographical Segment - 2007

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  Beginning this quarter, we are reporting financial results consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  The following table sets forth, for the periods indicated, product line revenue by geographical segment, which have been restated to reflect the change in geographic reporting structure (dollars in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
North America revenue:
V.A.C.	$226,937	$247,275	$255,830	$262,998
Therapeutic Support Systems	56,705	55,992	56,722	61,171

Total – North America	283,642	303,267	312,552	324,169

EMEA/APAC revenue:
V.A.C.	61,626	70,032	73,065	81,860
Therapeutic Support Systems	23,548	23,353	25,263	27,567

Total – EMEA/APAC	85,174	93,385	98,328	109,427

Total revenue	$368,816	$396,652	$410,880	$433,596

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change

Rental expenses	$175,274	$163,940	6.9%
As a percent of total revenue	41.7%	44.5%	(280	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  This decrease in rental expenses as a percent of total revenue was primarily due to a reduced rate of sales force growth, increased service team productivity and lower marketing expenditures and depreciation expense during the first quarter of 2008 compared to the prior-year period.  Our sales and service headcount increased to approximately 3,580 at March 31, 2008 from 3,560 at March 31, 2007, which resulted in a slower growth rate in expenses associated with our sales and service headcount than the rate of revenue growth.

Cost of Sales

The following table presents cost of sales and the sales margin comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change

Cost of sales	$35,756	$33,691	6.1%
Sales margin	70.7%	67.3%	340	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increased sales margin was due to favorable changes in our product mix, the shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our value-pricing offering and favorable manufacturing-related variances in the first quarter of 2008 as compared to the prior-year period.

Gross Profit Margin

The following table presents the gross profit margin comparing the first quarter of 2008 to the first quarter of 2007:

	Three months ended March 31,
	2008	2007	Change

Gross profit margin	49.8%	46.4%	340	bps

As a percent of total revenue, lower selling costs, field service expenses, product depreciation, cost of sales and marketing costs made up the majority of the increase in gross profit margin.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change

Selling, general and administrative expenses	$95,347	$78,213	21.9%
As a percent of total revenue	22.7%	21.2%	150	bps

Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  The increase in selling, general and administrative expenses, as a percent of total revenue, is due primarily to certain costs associated with the U.S. sales force realignment, additional costs associated with the transition of V.A.C. unit production to our Ireland manufacturing facility and higher share-based compensation expenses.  The increase in share-based compensation expense is due primarily to the annual equity grants made during the first quarter of 2008 and during the second quarter in 2007.

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

As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period.  In addition, during the first quarter of 2008, we experienced an increase in share-based compensation expense as we made our annual equity grants during the first quarter.  Historically, annual equity grants were made during the second quarter.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007

Rental expenses	$1,469	$1,582
Cost of sales	148	206
Selling, general and administrative expenses	5,949	3,984

Pre-tax share-based compensation expense	7,566	5,772
Less: Income tax benefit	(2,324)	(1,516)

Total share-based compensation expense, net of tax	$5,242	$4,256

Diluted net earnings per share impact	$0.07	$0.06

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the first quarter of 2008 to the first quarter of 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	Change

Research and development expenses	$14,715	$9,807	50.0%
As a percent of total revenue	3.5%	2.7%	80	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.

Operating Margin

The following table presents the operating margin comparing the first quarter of 2008 to the first quarter of 2007:

	Three months ended March 31,
	2008	2007	Change

Operating margin	23.6%	22.5%	110	bps

The increase in operating margin is due primarily to increased market penetration, improved revenue realization levels, a reduced rate of sales force growth and increased service team productivity, partially offset by costs associated with our U.S. sales force realignment, additional costs associated with the transition of V.A.C. unit production to our Ireland manufacturing facility and higher share-based compensation expense.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.8% in the first quarter of 2008 compared to 1.6% in the prior-year period.

Interest Expense

Interest expense was $1.1 million in the first quarter of 2008 compared to $4.1 million in the prior year period due primarily to a reduction in our outstanding debt balance from the prior year period.  In the second quarter of 2008, we closed on our offering of $690.0 million aggregate principal amount of convertible senior notes, including the exercise of the $90.0 million over-allotment option.  This financing arrangement will have a significant impact on our interest expense in future periods.  (See "Recent Developments")

Net Earnings

Net earnings for the first quarter of 2008 were $68.0 million compared to $53.6 million in the prior year period, an increase of 26.9%.  The effective income tax rate for the first quarter of 2008 was 33.5% which was comparable to 33.2% for the prior year period.

Net Earnings per Diluted Share

Net earnings per diluted share for the first quarter of 2008 were $0.94 compared to net earnings per diluted share of $0.75 in the prior year period.  This increase resulted from higher net earnings in the first quarter of 2008.

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

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  In addition, upon closing of the anticipated acquisition and related financing, we believe our existing cash resources, as well as cash flows from operating activities and availability under our new senior credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first three months of 2008 and 2007, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended
	March 31,
	2008	2007

Net cash provided by operating activities	$64,015	$51,770
Net cash used by investing activities	(25,128)	(17,936)
Net cash provided by financing activities	1,650	9,069
Effect of exchange rates changes on cash and cash equivalents	(1,363)	590

Net increase in cash and cash equivalents	$39,174	$43,493

At March 31, 2008, our principal sources of liquidity consisted of approximately $305.2 million of cash and cash equivalents and $423.3 million available under our revolving credit facility.  The revolving credit facility makes available to us up to $500.0 million over a five-year period.  This limit may be increased at any time up to $650.0 million upon satisfaction of certain conditions.  At March 31, 2008, there were $68.0 million of borrowings and $8.7 million in undrawn letters of credit under our revolving credit facility.

Working Capital

At March 31, 2008, we had current assets of $792.4 million, including $355.4 million in net accounts receivable and $60.2 million in inventory, and current liabilities of $221.7 million resulting in a working capital surplus of approximately $570.7 million compared to a surplus of $482.3 million at December 31, 2007. The increase in our working capital surplus of $88.4 million was primarily due to increased cash from operations associated with revenue growth in 2008, partially offset by capital expenditures during the first quarter of 2008.

As of March 31, 2008, we had $355.4 million of receivables outstanding, net of realization reserves of $100.6 million.  North America receivables, net of realization reserves, were outstanding for an average of 72 days at March 31, 2008 and December 31, 2007.  EMEA/APAC net receivable days increased from 81 days at December 31, 2007 to 85 days at March 31, 2008.

Capital Expenditures

During the first three months of 2008 and 2007, we made capital expenditures of $15.6 million and $12.9 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

Our senior credit facility consists of a $500.0 million revolving credit facility due July 2012. The following table sets forth the amount owed under the revolving credit facility, the effective interest rates on such outstanding amount, and amount available for additional borrowing thereunder, as of March 31, 2008 (dollars in thousands):

		Effective		Amount Available
	Maturity	Interest	Amount	for Additional
Senior Credit Facility	Date	Rate	Outstanding	Borrowing

Revolving credit facility	July 2012	3.87%	$68,000	$423,286	(1)

Total			$68,000	$423,286

(1) At March 31, 2008, amount available under the revolving portion of our credit facility reflected a reduction of $8.7 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

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

As of March 31, 2008, we were in compliance with all covenants under the senior credit agreement.

Upon completion of the LifeCell acquisition in accordance with the merger agreement, this senior credit facility will be replaced with the closing of the $1.3 billion senior secured credit facility.  (See "Recent Developments")

Senior Subordinated Notes

On April 21, 2008, KCI closed its offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015.  KCI granted an option to the initial purchasers of the notes to purchase up to an additional $90 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire $90.0 million aggregate principal amount.  (See "Recent Developments")

Interest Rate Protection

During the first quarter of 2008, we did not have any interest rate protection agreements in place.  As of March 31, 2007, the fair value of our interest rate protection agreement was negative and recorded as a liability of approximately $22,000.  If our previously-existing interest rate protection agreements were not in place, interest expense would have been approximately $29,000 lower for the three months ended March 31, 2007.

Long-Term Commitments

The following table summarizes our long-term debt obligations as of March 31, 2008, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$—	$—	$—	$—	$68,000	$—	$68,000

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition and Accounts Receivable Realization

We recognize revenue in accordance with Staff Accounting Bulletin No. 104,“Revenue Recognition,” when each of the following four criteria are met:

1)	a contract or sales arrangement exists;
2)	products have been shipped and title has transferred or services have been rendered;
3)	the price of the products or services is fixed or determinable; and
4)	collectibility is reasonably assured.

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

Trade accounts receivable in North America consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

The TPP reimbursement process in North America requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at March 31, 2008 would impact pre-tax earnings by an estimated $6.6 million.

For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 was effective for KCI beginning January 1, 2008, and the adoption of SFAS 157 did not have a material impact on our results of operations or our financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value of Financial Assets and Financial Liabilities,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 was effective for KCI beginning January 1, 2008, and the adoption of SFAS 159 did not have a material impact on our results of operations or our financial position.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  This Issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Companies should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue.  EITF 07-3 was effective for KCI beginning January 1, 2008, and the adoption of EITF 07-3 did not have a material impact on our results of operations or our financial position.

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 may have on our results of operations or our financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  Based on our debt balance and our evaluation of the interest rate risk associated with the debt, we did not have any interest rate swap agreements during the first quarter of 2008.  We do not use financial instruments for speculative or trading purposes.

The table below provides information about our long-term debt, which is sensitive to changes in interest rates, as of March 31, 2008.  The table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Weighted average variable rates for future periods are based on the current period nominal interest rates (dollars in thousands):

	Expected Maturity Date As of March 31, 2008
	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt
Variable rate	$—	$—	$—	$—	$68,000	$68,000	$68,000
Weighted average interest rate	—	—	—	—	3.87%	3.87%

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

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions

At March 31, 2008, we had outstanding forward currency exchange contracts to sell approximately $33.0 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $27.6 million for the three months ended March 31, 2008.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2008 would change our net earnings for the three months ended March 31, 2008 by approximately $5.3 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000, upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

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

In March 2008, Mölnlycke Health Care AB filed a patent nullity suit in Germany against one of Wake Forest’s German patents licensed to KCI.  Also in March 2008, Mölnlycke filed suit in the UK to have a related Wake Forest patent revoked.  These patents were originally issued in 1998 by the German Patent Office and the UK Patent Office upon granting of the corresponding European patents.  The corresponding European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 57% of total revenue for the three months ended March 31, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the three months ended March 31, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

Subsequent to the announcement of the merger agreement, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the tender offer and the merger and (ii) payment of the plaintiff’s costs and expenses, including attorneys’ and experts’ fees.  KCI believes that the lawsuit is without merit and intends to defend vigorously against it.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to Our Acquisition of LifeCell

We may fail to realize all of the anticipated benefits of the acquisition of LifeCell.

The success of the acquisition of LifeCell will depend, in part, on our ability to achieve the anticipated revenue synergies and other strategic benefits from combining the businesses of KCI and LifeCell. The combined growth of KCI’s V.A.C. Therapy systems and LifeCell’s biological soft tissue repair products are essential to our assumptions for revenue synergies. Any unanticipated decline in the growth rates of these products could reduce the expected benefits of the acquisition. We also expect to benefit from opportunities to leverage adjacent technologies and global infrastructure to drive revenue synergies, and expect a reduction of certain general and administrative expenses. However, to realize these anticipated benefits, we must successfully combine the businesses of KCI and LifeCell. If we are not able to achieve these objectives, the anticipated synergies and other strategic benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to KCI’s or LifeCell’s existing businesses.

The integration of the businesses and operations of KCI and LifeCell involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect the combined company’s future results.

Historically, KCI and LifeCell have operated as independent companies, and they will continue to do so until the completion of the acquisition.  Following the completion of the acquisition, LifeCell will operate as a new global biosurgery division within KCI. The management of the combined company may face significant challenges in integrating KCI’s and LifeCell’s technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of KCI and LifeCell and retaining key personnel. The integration process and other disruptions resulting from the acquisition may disrupt KCI’s and LifeCell’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with customers, suppliers, employees, regulators and others with whom we have business or other dealings.

The combined company may not be able to achieve desired synergies or maintain its competitive advantages if we are not able to retain key personnel following the acquisition.

Our future success depends to a significant extent on the continued service of members of the key executive, technical, sales, marketing and engineering staff of KCI and LifeCell following the acquisition. While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to the businesses of LifeCell and KCI. The success of the combined company also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future.

Charges to earnings resulting from acquisition and integration costs may materially adversely affect the combined company’s operating results following the completion of the acquisition and related transactions.

In accordance with U.S. GAAP, we will account for the completion of the acquisition using the purchase method of accounting. We will allocate the total estimated purchase price to LifeCell’s net tangible assets, amortizable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the acquisition, we will record the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	the combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition;
•
to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets; and

•	LifeCell’s historical inventories will be adjusted to estimated fair value, which will lead to reduced gross margins being realized on sales of inventory on hand upon the closing of the acquisition.

We expect to incur costs associated with the acquisition and related transactions, including financial advisors’ fees and legal and accounting fees. These costs may be substantial and may also include those related to severance and other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the amount of these costs. We expect to account for costs directly related to the acquisition and related transactions, including financial advisors’ costs and legal and accounting fees, as purchase and related adjustments when the transactions are completed, as prescribed under U.S. GAAP. These items will reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the acquisition and related transactions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on the combined company’s operating results.

The combined company’s indebtedness following completion of the Transactions will limit financial flexibility.

Our indebtedness as of March 31, 2008 was $68.0 million. After giving effect to the acquisition and related transactions, we estimate that the combined company’s indebtedness as of March 31, 2008 would have been approximately $1.68 billion, net of the estimated original issue discount on our anticipated new credit facilities. After the acquisition and related transactions, we expect the term loan portion of the new credit facilities to have required scheduled amortization, with the percentage to be amortized increasing over the term of the loan, as well as a requirement for the use of a portion of excess cash to pay down the debt. The combined company’s leverage after completion of the acquisition and related transactions will be higher than KCI’s and LifeCell’s combined existing leverage. As a result of the increase in debt, demands on the cash resources of the combined company for debt service will increase after completion of the acquisition and related transactions, which could have the effect of: reducing funds available to the combined company for its operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of the combined company’s consolidated cash flow from operations to the payment of principal and interest on the combined company’s indebtedness; increasing the combined company’s vulnerability to a general economic downturn or a significant reduction in the prices paid for the combined company’s products caused by the coverage or reimbursement decisions of third-party payors such as Medicare and private insurance. The increased debt service obligations may place the combined company at a competitive disadvantage compared with its competitors with less debt; affecting the combined company’s ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes; and subjecting the combined company to the risks of higher interest rates.

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses.  Our advanced wound care business primarily competes with RecoverCare/Sten+Barr, Smith & Nephew, Huntleigh Healthcare/Gettinge and Talley, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy systems.  Our Therapeutic Support Systems business primarily competes with the Hill-Rom Company, Gaymar Industries, and Sizewise Rentals and in Europe with Huntleigh Healthcare/Gettinge.  We also face the risk that innovation by competitors in our markets may render our products less desirable or obsolete.

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

In addition to direct competition from companies in the advanced wound care market, healthcare organizations may from time to time attempt to assemble drainage and/or negative pressure devices from standard hospital supplies.  While we believe that many possible device configurations by competitors or healthcare organizations would infringe our intellectual property rights, we may be unsuccessful in asserting our rights against the sale or use of any such products, which could harm our ability to compete and could adversely affect our business.

Our V.A.C. Therapy and therapeutic support systems can be contracted under national tenders or with larger hospital group purchasing organizations, or GPOs.  In prior years, many GPO contracts were awarded as sole-source or dual-source agreements.  GPOs have come under public pressure to modify their membership requirements and contracting practices, including the award of multi-source contracts or the conversion of sole-source and dual-source agreements to agreements with multiple suppliers.  As GPO agreements come up for bid, it is likely that contract awards will result in dual or multi-source agreements with GPOs in the advanced wound care and therapeutic support systems categories, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.  If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under our exclusive licenses of the base V.A.C. patents from Wake Forest University (the “Wake Forest Patents”), our competitive position would be harmed.

Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as they are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  Our patents may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents.  When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  In 2007, requests for ex-parte reexamination of five patents owned and licensed by KCI were granted by the U.S. Patent and Trademark Office, including the Wake Forest Patents.  If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through reexamination, our competitive position would be harmed.

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our business, or our costs to license these technologies materially increase, our business would suffer.

KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving the Wake Forest Patents as well as other patents owned or  licensed by KCI, as described in Item 1: “Legal Proceedings.”  If any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 57% of total revenue for the three months ended March 31, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the three months ended March 31, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

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

Increasing our revenues and profitability in the future may depend on our ability to develop and commercialize new products.

Product development is subject to risks and uncertainties. We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new clinical applications for current products and new products. The completion of development of any new products, including obtaining regulatory approval, remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

•	unanticipated technical problems;
•	obtaining regulatory approval of such products, if required;
•	manufacturing difficulties;
•	the possibility of significantly higher development costs than anticipated; and
•	gaining customer acceptance.

Healthcare payers’ approval of reimbursement for new products in development may be an important factor in establishing market acceptance. If we are unable to successfully develop and commercialize new products, including enhancements to V.A.C. Therapy systems, our future revenues and profitability could be materially and adversely affected.

Changes in U.S. and international reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.

The demand for our products is highly dependent on the regulations, policies and rules of third-party payers in the U.S. and internationally, including the U.S. Medicare and Medicaid programs, as well as private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment regulations, policies or rules of existing third-party payers are revised in any material way in light of increased efforts to control healthcare spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of furnishing or renting our products could increase.  One example of such a change is the new Medicare competitive bidding program discussed below.

In the U.S., the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of durable medical equipment, or DME, and related supplies in the home.  Adverse interpretation or application of Medicare contractor coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such adverse determinations and changes can often be challenged only through an administrative appeals process.

From time to time, we have been engaged in dialogue with the medical directors of the various Medicare contractors in order to clarify the local coverage policy for NPWT which has been adopted in each of the four Medicare DME jurisdictions. In some instances the medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the contractors and medical directors of our positions and billing practices, our dialogue has yet to resolve all open issues.  In the event that our interpretations of NPWT coverage policies in effect at any given time do not prevail, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our V.A.C. Medicare revenue.

In addition, the current Medicare NPWT coverage policy instructs the Medicare contractors to initially deny payment for any V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis.  As of March 31, 2008, we had approximately $20.5 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

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

CMS formally launched the durable medical equipment, prosthetics, orthotics and supply, or DMEPOS, competitive bidding program through publication of a final rule in April 2007, under which suppliers will be required to be successful bidders, meet certain program standards and enter into new contracts with the Medicare program in order to supply selected DMEPOS items, including NPWT, to Medicare beneficiaries in certain designated geographic areas.  Competitive bidding is being phased in both by geographical area and by product category.  Beginning in July 2008, CMS will operate competitive bidding areas, or CBAs, within 10 of the nation’s largest metropolitan areas, excluding New York, Los Angeles, and Chicago.  Suppliers that bid to furnish a particular product category in a CBA must submit a bid for each item within the product category.  All bids submitted must be at or below the fee schedule amount for the item at the time the bid is made, thereby ensuring that the competitive bidding program will result in lower Medicare reimbursement levels for DMEPOS items furnished within the CBAs.  Once CMS selects the contract suppliers for a particular product category, CMS will establish single payment amounts for each item within the product category.  The single payment amount is based on the median of the selected suppliers’ bids for each of the selected items in the CBA.  Therefore, a selected supplier is not guaranteed reimbursement at its actual bid amount for an item; rather, approximately half of the selected suppliers who opt to become contract suppliers will be reimbursed at a lower rate than their bid to furnish a particular item, while the other half will receive reimbursement in excess of their bid amount.  On March 20, 2008, CMS announced the single payment amounts for the first phase of the competitive bidding program.  Those bidders which are awarded contracts and agree to become contract suppliers must accept reimbursement from CMS at 80% of the item’s single payment amount for the CBA in which the beneficiary maintains a permanent residence; the beneficiary is responsible for the 20% copayment.  While it is possible that CMS will not award any contracts for certain product categories in one or more of the CBAs, it appears that CMS has offered contracts for NPWT in all ten CBAs.  If contracts ultimately are not awarded in a CBA for any product category, those products would continue to be reimbursed by Medicare at the current fee schedule pricing.  CMS has announced the 70 metropolitan areas included in the second phase of the competitive bidding process.  In the second phase of the program, CMS has indicated that new single payment amounts would be established and paid to selected bidders that opt to become contract suppliers beginning in mid-2009 in the designated metropolitan areas.  Bidders not selected generally would be unable to furnish Medicare-covered NPWT in a CBA, except in limited circumstances.

The Medicare DMEPOS competitive bidding program could have a negative impact on our Medicare reimbursement levels, and could result in increased price pressure from other third-party payers.  The competitive bidding process could also result in reduced access to KCI’s V.A.C. homecare products in the designated CBAs for elderly and disabled Medicare beneficiaries in the U.S.  If KCI’s products are no longer available for Medicare patients in certain metropolitan areas, the physician prescribing patterns for non-Medicare patients in these areas may also be negatively impacted.  In addition, if KCI does not elect to participate in the competitive bidding program in designated CBAs, we may be subject to public criticism.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the ten designated metropolitan areas included in the first phase of the program represented approximately 1.0% of KCI’s total revenue for the three months ended March 31, 2008.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries in the 80 designated metropolitan areas included in the second phase of the program represented approximately 5.0% of KCI’s total revenue for the three months ended March 31, 2008.  We cannot predict the outcome of the Medicare competitive bidding program on our business nor the Medicare payment rates that ultimately will be in effect for the items subject to competitive bidding beyond the initial phase.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

In August 2006, CMS finalized new provisions for the hospital inpatient prospective payment system, or IPPS for the 2007 federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group, or DRG, payment amount.  For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  This change is to phase-in ratably over three years with the full phase-in to be completed in federal fiscal year 2009.  On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008.  These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness.  Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years.  The changes to IPPS reimbursement procedures could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products.

Due to the increased scrutiny and publicity of rising healthcare costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business. For example, we were informed in November 2004 that CMS intended to evaluate the clinical efficacy, functionality and relative cost of the V.A.C. Therapy system.  We are also currently subject to multiple technology assessments related to our V.A.C. Therapy systems in foreign countries where we conduct business.  Any unfavorable results from these evaluations or technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our V.A.C. Therapy systems.

The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005.  As part of the 2005 study, KCI provided OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it did not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us which could have a material adverse effect on our financial condition and results of operations.

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

As a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers.  We are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.  To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be spurred by recommendations made by government agencies, such as those in the June 2007 OIG report.

KCI has responded to requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005. The RAC audits are part of a pilot program under the CMS Medicare Integrity Program, currently being conducted in California, Florida and New York.  The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid.  We have disputed and appealed these results and believe that we will prevail on these disputes in the appeals process.

While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  In the event that a post-payment audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit which could have a material adverse effect on our financial condition and results of operations.

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B Durable Medical Equipment Administrative Contractors initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI, which was suspended in the first quarter of 2008.  KCI has responded to these claim review requests, but has not yet received a final determination.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to this pre-payment review, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also have a material adverse effect on our financial condition and results of operations.

In addition, our agreements with private payers commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us.

We could be subject to governmental investigations regarding the submission of claims for payment for items and services furnished to federal and state healthcare program beneficiaries.

There are numerous rules and requirements governing the submission of claims for payment to federal and state healthcare programs.  In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities.  If we fail to adhere to these requirements, the government could allege we are not entitled to payment for certain claims, and may seek to recoup past payments made.  Governmental authorities could also take the position that claims we have submitted for payment violate the federal False Claims Act.  The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the federal False Claims Act or similar state provisions could result in a significant loss of reimbursement and/or the payment of significant fines and may have a material adverse effect on our operating results.  Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations could be significant.

We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.

The U.S. federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to healthcare professionals who use and prescribe their products.  Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute, which prohibits the offer, payment solicitation or receipt of remuneration of any kind if even one purpose of such remuneration is to induce the recipient to use, order, refer, or recommend or arrange for the use, order or referral of any items or services for which payment may be made in whole or in part under a federal or state healthcare program.  A number of states have passed similar laws, some of which apply even more broadly than the federal Anti-Kickback Statute because they are not limited to federal or state reimbursed items or services and apply to items and services that may be reimbursed by any payer.

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

We have numerous business arrangements with physicians and other potential referral sources, including but not limited to arrangements whereby physicians provide clinical research services to KCI, serve as consultants to KCI, or serve as speakers for training, educational and marketing programs provided by KCI.  Many of these arrangements involve payment for services or coverage of, or reimbursement for, common business expenses (such as meals, travel and accommodations) associated with the arrangement.  Governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates the Anti-Kickback Statute, the Stark Law or similar state laws.  In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal healthcare program for items or services realized as a result of such violations also violate the federal False Claims Act.  Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

We could be subject to increased scrutiny in states where we furnish items and services to Medicaid beneficiaries that may result in refunds or penalties.

Recent federal cuts to state administered healthcare programs, particularly Medicaid, have also increased enforcement activity at the state level under both federal and state laws.  In 2006, CMS released its initial comprehensive Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse.  This new program will work to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states.  Such reviews could result in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate V.A.C. Therapy's clinical efficacy may reduce physician usage or result in pricing pressures which could have a negative impact on business performance.

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

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. Therapy systems, related disposables and therapeutic support systems products.

We obtain some of our finished products and components from a limited group of suppliers.  In particular, we have an exclusive supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 79.3% of our total revenue for the three months ended March 31, 2008, of which sales of V.A.C. disposables represented approximately 25.2% of total revenue for the same period.  While we have the flexibility under our agreement with Avail to manufacture and package V.A.C. disposables internally, any disruption in Avail’s supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

In prior years, Stryker Medical was our sole supplier of frames used to manufacture our KinAir IV, TheraPulse and TriaDyne Proventa framed surface products.  Stryker Medical ceased supplying frames to us in December 2007.  We estimate that our current inventory levels will provide sufficient frames for the next 1-2 years.  Management is currently exploring specific supply alternatives to address our future supply requirements.

Our international business operations are subject to risks that could adversely affect our operating results.

Our operations outside the United States, which represented approximately $130.2 million, or 31.0%, of our total revenue for the three months ended March 31, 2008 and $459.7 million, or 28.6%, of our total revenue for the year ended December 31, 2007, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the U.S.;
•	trade protection measures and import and export licensing requirements;
•	changes in foreign regulatory requirements and tax laws;
•	violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial bribery and anti-corruption laws in the foreign jurisdictions in which we do business;
•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;
•	political and economic instability;
•	complex tax and cash management issues;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
•	longer-term receivables than are typical in the U.S., and greater difficulty of collecting receivables in certain foreign jurisdictions.

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

We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing practices;
•	product pricing and price reporting;
•	quality of medical equipment and services and qualifications of personnel;
•	confidentiality, maintenance and security of patient medical records;
•	marketing and advertising, and related fees and expenses paid; and
•	business arrangements with other providers and suppliers of healthcare services.

In this regard, the Health Insurance, Portability and Accountability Act of 1996 defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government healthcare programs.  Further, under separate statutes, submission of claims for payment or causing such claims to be submitted that are “not provided as claimed” may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

January 1, 2008 to
January 31, 2008	105	$51.02	105	$87,433

February 1, 2008 to
February 29, 2008	-	-	-	$87,433

March 1, 2008 to
March 31, 2008	-	-	-	$87,433

Total	105	$51.02	105	$87,433

(1) During the first quarter of 2008, KCI purchased and retired 105 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.
(2) In August 2006, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $200 million in market value of common stock through the third quarter of 2007.  In August 2007, KCI's Board of Directors authorized a one-year extension to this program.  During the three months ended March 31, 2008, KCI repurchased shares for minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under this program during 2008 or 2007.  As of March 31, 2008, the remaining authorized amount for share repurchases under this program was $87.4 million.  On April 7, 2008, the share repurchase program was terminated upon the execution of the merger agreement with LifeCell.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: May 2, 2008	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 2, 2008	By: /s/ Martin J. Landon
Martin J. Landon
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Third Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.6 to our Registration Statement on Form S-1, filed on May 28, 2004).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2008.