Form 10-Q
period 2008-06-30
KINETIC CONCEPTS INC /TX/
filed 2008-08-08
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
               Common Stock: 72,544,295 shares as of August 4, 2008

KINETIC CONCEPTS, INC.

TRADEMARKS

The following terms are our trademarks and may be used in this report:  ActiV.A.C.®, AirMaxxis®, AlloDerm®, AlloDerm GBR®, AtmosAir®, AtmosAir® with SAT™, BariAir®, BariatricSupport™, BariKare®, BariMaxx® II, BioDyne®, Conexa™, Cymetra®, Dri-Flo®, DynaPulse®, EZ Lift™, FirstStep®, FirstStep® Advantage™, First Step All in One®, FirstStep® Plus™, FirstStep Select®, FirstStep Select® Heavy Duty™, FluidAir®, FluidAir Elite®, GranuFoam®, InfoV.A.C.®, InterCell®, Innova Basic®, Innova Extra®, Innova Premium®, InstaFlate®, KCI®, KCI The Clinical Advantage®, KinAir® IV, KinAir MedSurg®, KinAir MedSurg® Pulse™, KCI Express®, Kinetic Concepts®, Kinetic Therapy™, LifeCell® MaxxAir ETS®, Maxxis® 400, ParaDyne®, PediDyne®, PlexiPulse®, ReliefZone®, Repliform®, RIK®, RotoProne®, RotoRest®, RotoRest® Delta, Seal Check®, SensaT.R.A.C.™, Strattice®, T.R.A.C. ®, TheraKair®, TheraKair Visio®, TheraPulse® ATP™,  TheraRest®, TheraRest SMS®, TriaDyne® II, TriaDyne Proventa®, TriCell®, V.A.C.®, V.A.C. ATS®, V.A.C. Freedom®, V.A.C.® Therapy, The V.A.C.® System, V.A.C. GranuFoam Silver®, V.A.C. Instill®, V.A.C.® WhiteFoam, and V.A.C.® WRN™.  All other trademarks appearing in this report are the property of their holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	the benefits that can be achieved with the LifeCell acquisition;
•	our ability to attract and retain key employees;
•	projections of revenues, expenditures, earnings, or other financial items;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	the plans, strategies and objectives of management for future operations;
•	expectation of market size and market acceptance or penetration of the products and services we offer;
•	the effects of intellectual property litigation on our business;
•	expectations for the outcomes of our clinical trials;
•	competition in our markets;
•	material changes or shortages in the sources of our supplies;
•	productivity of our sales force;
•	compliance with government regulations and laws;
•	risks inherent in the use of medical devices and the potential for patient claims;
•	risks of operating LifeCell operations from one facility;
•	risks of negative publicity relating to our products;
•	risks related to our substantial indebtedness;
•	restrictive covenants in our senior credit facility; and
•	any statements of assumptions underlying any of the foregoing.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$102,598	$265,993
Accounts receivable, net	397,803	356,965
Inventories, net	129,614	50,341
Deferred income taxes	54,556	41,504
Prepaid expenses and other	66,503	31,176

Total current assets	751,074	745,979

Net property, plant and equipment	280,321	228,471
Debt issuance costs, less accumulated amortization of $2,960 at 2008 and $218 at 2007	60,411	2,456
Deferred income taxes	8,325	8,743
Goodwill	1,335,404	48,897
Other non-current assets, less accumulated amortization of $15,742 at 2008 and $10,678 at 2007	507,080	23,039

	$2,942,615	$1,057,585

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$57,672	$50,804
Accrued expenses and other	212,716	212,874
Current installments of long-term debt	100,000	-

Total current liabilities	370,388	263,678

Long-term debt, net of current installments	1,590,000	68,000
Non-current tax liabilities	39,620	31,313
Deferred income taxes	160,989	9,921
Other non-current liabilities	7,331	7,653

Total liabilities	2,168,328	380,565

Shareholders' equity:
Common stock; authorized 225,000 at 2008 and 2007, issued and outstanding 72,569 at 2008 and 72,153 at 2007	73	72
Preferred stock; authorized 50,000 at 2008 and 2007; issued and outstanding 0 at 2008 and 2007	-	-
Additional paid-in capital	670,598	644,347
Retained earnings (deficit)	58,063	(7,181)
Accumulated other comprehensive income	45,553	39,782

Shareholders' equity	774,287	677,020

	$2,942,615	$1,057,585

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Rental	$303,349	$283,345	$601,188	$549,029
Sales	158,775	113,307	280,952	216,439

Total revenue	462,124	396,652	882,140	765,468

Rental expenses	185,319	171,365	360,593	335,305
Cost of sales	49,922	35,156	85,678	68,847

Gross profit	226,883	190,131	435,869	361,316

Selling, general and administrative expenses	100,731	88,621	196,078	166,834
Research and development expenses	16,680	11,397	31,395	21,204
Acquired intangible asset amortization	4,654	-	4,654	-
In-process research and development	61,571	-	61,571	-

Operating earnings	43,247	90,113	142,171	173,278

Interest income and other	2,157	1,516	4,162	2,880
Interest expense	(14,574)	(4,131)	(15,702)	(8,222)
Foreign currency gain (loss)	(1,874)	(187)	513	(452)

Earnings before income taxes	28,956	87,311	131,144	167,484

Income taxes	31,667	29,239	65,900	55,856

Net earnings (loss)	$(2,711)	$58,072	$65,244	$111,628

Net earnings (loss) per share:

Basic	$(0.04)	$0.82	$0.91	$1.58

Diluted	$(0.04)	$0.81	$0.90	$1.57

Weighted average shares outstanding:

Basic	71,771	70,802	71,718	70,576

Diluted	71,771	71,427	72,141	71,257

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$65,244	$111,628
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	49,738	41,839
Provision for bad debt	3,819	3,107
Amortization of deferred gain on sale of headquarters facility	(535)	(535)
Write-off of deferred debt issuance costs	860	292
Share-based compensation expense	12,629	11,278
Excess tax benefit from share-based payment arrangements	(254)	(9,666)
Write-off of in-process research and development	61,571	-
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(12,137)	(17,975)
Increase in inventories, net	(11,921)	(6,873)
Increase in prepaid expenses and other	(29,256)	(10,066)
Increase (decrease) in deferred income taxes, net	23,810	(12,268)
Decrease in accounts payable	(10,107)	(4,035)
Increase (decrease) in accrued expenses and other	(29,778)	3,223
Increase in tax liabilities, net	4,836	20,586
Net cash provided by operating activities	128,519	130,535

Cash flows from investing activities:
Additions to property, plant and equipment	(43,247)	(28,042)
Increase in inventory to be converted into equipment for short-term rental	(18,400)	(13,400)
Dispositions of property, plant and equipment	2,251	773
Business acquired in purchase transaction, net of cash acquired	(1,745,969)	-
Purchase of investments	-	(31,000)
Maturities of investments	-	19,000
Increase in other non-current assets	(2,141)	(400)
Net cash used by investing activities	(1,807,506)	(53,069)

Cash flows from financing activities:
Repayments of long-term debt, capital lease and other obligations	(96)	(25,364)
Excess tax benefit from share-based payment arrangements	254	9,666
Proceeds from exercise of stock options	2,330	8,699
Purchase of immature shares for minimum tax withholdings	(819)	(1,872)
Proceeds from the purchase of stock in ESPP and other	2,346	2,142
Acquisition financing:
Proceeds from senior credit facility	1,000,000	-
Proceeds from convertible senior notes	690,000	-
Repayment of long-term debt	(68,000)	-
Proceeds from convertible debt warrants	102,458	-
Purchase of convertible debt hedge	(151,110)	-
Payments of debt issuance costs	(60,697)	-
Net cash provided (used) by financing activities	1,516,666	(6,729)
Effect of exchange rate changes on cash and cash equivalents	(1,074)	2,155
Net increase (decrease) in cash and cash equivalents	(163,395)	72,892
Cash and cash equivalents, beginning of period	265,993	107,146
Cash and cash equivalents, end of period	$102,598	$180,038

Cash paid during the six months for:
Interest, including cash paid for interest rate swap agreements	$9,020	$7,417
Income taxes, net of refunds	$68,158	$46,694

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the second quarter and the first six months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell Corporation (“LifeCell”), a leader in innovative tissue regeneration products sold primarily throughout the United States.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and will be reported as its own operating segment.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements beginning on May 20, 2008, the date on which we achieved a majority ownership position and control of the LifeCell operations.  We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.

(b)     Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  SFAS 157 was effective for KCI beginning January 1, 2008, and the adoption of SFAS 157 did not have a material impact on our results of operations or our financial position.

We have three interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $33.6 million of various currencies.  The fair values of these interest rate swaps and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Due to the fact that the inputs are either directly or indirectly observable, we have classified these as Level 2.  Our Level 2 derivative liabilities measured at fair value on a recurring basis totaled $1.3 million as of June 30, 2008.  We did not have any Level 1 or Level 3 inputs as of June 30, 2008.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Companies should report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date of this Issue.  EITF 07-3 was effective for KCI beginning January 1, 2008, and the adoption of EITF 07-3 did not have a material impact on our results of operations or our financial position.

(c)     Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our condensed consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 may have on our future disclosures of derivative instruments and hedging activities.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact FSP 142-3 will have on our results of operations or our financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion”.  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted.  Retrospective application to all periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  We are currently evaluating the impact FSP APB 14-1 will have on our results of operations and our financial position.

(d)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rates for the second quarter and the first six months of 2008 were 109.4% and 50.3%, respectively, compared to 33.5% and 33.4% for the corresponding periods in 2007.  The increase to our effective tax rate for the three and six months ended June 30, 2008 was due primarily to the write-off of non-deductible acquired in-process research and development of $61.6 million incurred in connection with the acquisition of LifeCell.  This increased our effective tax rate by 74.4% and 16.1% for the quarter and six months ended June 30, 2008, respectively.

(e)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at June 30, 2008 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. (See Note 5.)

(f)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2)     ACQUISITION

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of $1.8 billion.  The purchase price consisted of $1.7 billion of cash paid to acquire the outstanding common stock of LifeCell, at a price of $51.00 per share, $83.0 million in fair value of assumed vested stock options, restricted stock awards and restricted stock units, and $20.7 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services.

LifeCell develops, processes and markets biological soft tissue repair products made from both human (“allograft”) and animal (“xenograft”) tissue.  These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  This acquisition enhances our product platform and provides significant future growth opportunities.

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s condensed consolidated financial statements from the acquisition date forward.  The preliminary allocation of the total purchase price of LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  Adjustments to these estimates will be included in the final allocation of the purchase price of LifeCell. The purchase price allocation is preliminary pending the final determination of the fair value of certain assumed assets and liabilities.  The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $1.3 billion was allocated to goodwill, which is not deductible for tax purposes.  The following table represents the preliminary allocation of the purchase price (dollars in thousands):

Goodwill	$1,286,508
Identifiable intangible assets	486,653
In-process research and development	61,571
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	96,269
Accounts receivable	27,053
Inventories	66,298
Other current assets	6,031
Property and equipment	37,331
Current liabilities	(48,546)
Noncurrent tax liabilities	(5,101)
Net deferred income tax liability	(171,829)

Total purchase price	$1,842,238

In connection with the preliminary purchase price allocation, $61.6 million was expensed as a charge for the purchase of in-process research and development.  We allocated values to the in-process research and development based on an independent appraisal of the research and development projects.  In assessing the qualification of the acquired assets as in-process research and development, developmental projects were evaluated.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each in-process research and development project was reviewed to determine if technological feasibility has been achieved.  The acquired in-process research and development was confined to new products/technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired in-process research and development.  It was determined that the in-process technologies could only be used for specific and intended purposes.

The deferred tax liability primarily relates to the tax impact of future amortization associated with the identification of intangible assets acquired, which are not deductible for tax purposes.

We estimated the fair value of identifiable intangible assets using the income approach.  Acquired identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives, which we believe is the most appropriate amortization method.  The amortization of product-related identifiable intangible assets is included in “Acquired intangible asset amortization” expense and, as a result, is excluded from cost of goods sold and the determination of product margins.

The following table represents the preliminary fair value of the components of identifiable intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

		Estimated Useful
	Fair Value	Life (years)
Identifiable intangible assets:
Developed technology	$238,391	14.0
Customer relationships	192,204	10.1
Tradenames and patents	56,058	11.8

	$486,653

The results of LifeCell’s operations since the acquisition date have been included in our condensed consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Pro forma revenue	$492,801	$444,282	$967,134	$855,842

Pro forma net earnings	$56,951	$42,323	$109,225	$78,849

Pro forma net earnings per share:
Basic	$0.79	$0.60	$1.52	$1.12

Diluted	$0.79	$0.59	$1.51	$1.11

The unaudited pro forma results above exclude the following non-recurring expense items for all periods presented:  the increased valuation of inventory and the in-process research and development expense.  For the three month and six month periods ended June 30, 2008, the unaudited pro forma results above exclude the write-off of unamortized debt issuance costs on our previously-existing debt facility due to our refinancing associated with the LifeCell acquisition.  The unaudited pro forma financial results presented are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results.

(3)     ACQUISITION FINANCING

New Senior Credit Facility.  On May 19, 2008, we entered into a new five year senior secured credit facility with Bank of America, N.A. as an administrative agent for the lenders thereunder.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility, both of which mature in May 2013.  We borrowed $1.0 billion under the new term loan facility.  We used the proceeds from the borrowing to fund a portion of the purchase price of the acquisition of LifeCell, to pay related fees and expenses in connection with the acquisition of LifeCell, to pay fees and expenses associated with our acquisition financing, to repay all amounts then outstanding under our previously-existing senior credit facility due 2012, and for general corporate purposes.  Borrowings under the new senior credit facility are secured by a first priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our other subsidiaries. (See Note 5.)

Issuance of 3.25% Convertible Senior Notes.  On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  We granted an option to the initial purchasers of the notes to purchase up to an additional $90.0 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire additional $90.0 million aggregate principal amount.  In connection with the offering and over-allotment exercise, we entered into convertible note hedge and warrant transactions with affiliates of the initial purchasers of the notes.  Proceeds of the notes were used to pay the net cost of the convertible note hedge transactions, to fund a portion of the purchase price of the acquisition of LifeCell, to repay certain indebtedness, to provide ongoing working capital and for other general corporate purposes. (See Note 5.)

The issuance of the 3.25% convertible senior notes due 2015 to fund the LifeCell acquisition, the funding of the LifeCell acquisition with proceeds from the new senior credit facility and the repayment of our previously-existing senior credit facility are referred to herein collectively as the “Acquisition Financing”.  We recorded Acquisition Financing expenses associated with these transactions of $860,000 in the second quarter of 2008.  These Acquisition Financing expenses are related to the write-off of unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and repayment of our previous debt and are included within interest expense on our condensed consolidated statements of operations.

The following sets forth the sources and uses of funds in connection with the Acquisition Financing (dollars in thousands):

Amount
Source of funds:
Borrowings under the senior credit facility	$1,000,000
Gross proceeds from the sale of the 3.25% convertible senior notes	690,000
Gross proceeds from convertible debt warrants	102,458
Cash on hand	329,587

Total	$2,122,045

Use of funds:
Purchase of LifeCell common stock and net settlement of options	$1,821,496
Repayment of debt under previous senior credit facility	68,000
Purchase of convertible debt hedge	151,110
Transaction fees and expenses for the Acquisition Financing (1)	60,697
Transaction fees and expenses for the LifeCell acquisition	20,742

Total	$2,122,045

(1) Transaction fees and expenses for the Acquisition Financing have been deferred and will be amortized over the life of the debt instruments.

(4)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$116,892	$123,643
Medicare / Medicaid	66,658	66,922
Managed care, insurance and other	166,415	153,612

North America - trade accounts receivable	349,965	344,177

EMEA/APAC - trade accounts receivable	109,744	102,682

LifeCell – trade accounts receivable	29,161	-

Total trade accounts receivable	488,870	446,859

Less: Allowance for revenue adjustments	(91,241)	(90,095)

Gross trade accounts receivable	397,629	356,764

Less: Allowance for bad debt	(6,768)	(6,695)

Net trade accounts receivable	390,861	350,069

Employee and other receivables	6,942	6,896

	$397,803	$356,965

Trade accounts receivable in North America consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  Both EMEA/APAC and LifeCell trade accounts receivable consist of amounts due primarily from acute care organizations.

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Finished goods and tissue available for distribution	$79,703	$34,647
Goods and tissue in-process	12,123	1,341
Raw materials, supplies, parts and unprocessed tissue	76,512	34,551

	168,338	70,539

Less: Amounts expected to be converted into equipment for
short-term rental	(34,200)	(15,800)
Reserve for excess and obsolete inventory	(4,524)	(4,398)

	$129,614	$50,341

Inventories at June 30, 2008 included $61.8 million of LifeCell inventory.  Our LifeCell inventory is net of a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements.  In addition, our LifeCell inventory is net of a provision for tissue that will not meet tissue standards based on historic rejection rates.  The increase in raw materials and amounts expected to be converted into equipment for short-term rental is primarily related to the increase in V.A.C. unit raw materials necessary to support the launch of our next generation ActiV.A.C. and InfoV.A.C. products.  In addition, the increase in raw materials is attributable to the purchase of raw materials from Avail Medical Products, Inc. associated with the execution of our Toll Manufacturing Agreement. Under this Toll Manufacturing Agreement, we take title when our V.A.C. disposable raw materials are procured by Avail.

(c)     Other non-current assets

We have recorded identifiable intangible assets in other non-current assets on our condensed consolidated balance sheets.  Other non-current assets include the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Identifiable intangible assets	$506,009	$17,874
Accumulated amortization	(15,742)	(10,678)

Identifiable intangible assets, net	490,267	7,196

Investment in assets subject to leveraged leases	11,200	11,200
Life insurance policies and other	5,613	4,643

Other tangible, non-current assets, net	16,813	15,843

	$507,080	$23,039

Identifiable intangible assets include patents, trademarks, developed technology, customer relationships, tradenames and customer lists.  The increase in other non-current assets is due primarily to the $486.7 million of identifiable intangible assets purchased in connection with the LifeCell acquisition.  During the first six months of 2008, we recorded approximately $4.7 million of amortization expense associated with the purchased identifiable intangible assets.

(5)     LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Senior Credit Facility – due 2013	$1,000,000	$-
3.25% Convertible Senior Notes due 2015	690,000	-
Senior Revolving Credit Facility – due 2012 (1)	-	68,000

	1,690,000	68,000
Less: current installments	(100,000)	-

	$1,590,000	$68,000

(1) Outstanding amounts were repaid in connection with Acquisition Financing completed in the second quarter of 2008.

Senior Credit Facility

On May 19, 2008, we entered into a new $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At June 30, 2008, $1.0 billion was outstanding under the term loan facility and we had no revolving loans outstanding.  We had outstanding letters of credit in the aggregate amount of $8.7 million.  The resulting availability under the revolving credit facility was $291.3 million at June 30, 2008.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of June 30, 2008, our nominal interest rate on borrowings under the senior credit facility was 6.060%.

We may choose base rate or Eurocurrency pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurocurrency borrowings.  We have elected to use Eurocurrency pricing with a duration of 3 months.Interest on base rate borrowings is payable quarterly in arrears.  Interest on Eurocurrency borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months.  Interest on all past due amounts will accrue at 2.00% over the applicable rate.

Collateral. The senior credit facility is secured by a first priority lien and security interest in (a) substantially all shares of capital stock and intercompany debt of each of our present and future subsidiaries (limited in the case of certain subsidiaries to 65% of the voting stock of such entity) and (b) substantially all of our present and future real property (with a value in excess of $10 million individually), and the present and future assets of our subsidiaries that are and will be guarantors under the senior credit facility.  The security interest is subject to some exceptions and permitted liens.

Guarantors. Our obligations under the senior credit facility are guaranteed by each of our direct and indirect 100% owned subsidiaries, other than foreign subsidiaries or subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The senior credit facility matures on May 19, 2013.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the senior credit facility without premium or penalty, subject to minimum prepayment amount and increment limitations.

Mandatory Repayments. We must make periodic prepayments of an aggregate principal amount of the term loans equal to (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness, (iii) 50% of the net cash proceeds received from certain equity issuances, and (iv) 50% (or a reduced percentage determined in reference to our consolidated leverage ratio) of our domestic excess cash flow.

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
•
limitations on other debt, with baskets for, among other things, the convertible senior notes, debt used to acquire fixed or capital assets, debt of foreign subsidiaries, certain intercompany debt, debt of newly-acquired subsidiaries, debt under certain nonspeculative interest rate and foreign currency swaps and up to $50 million of additional debt;

•	limitations on other liens, with baskets for certain ordinary-course liens and liens securing certain permitted debt above;
•	limitations on mergers or consolidations and on sales of assets with baskets for certain ordinary course asset sales and certain asset sales for fair market value;
•
limitations on investments, with baskets for certain ordinary-course extensions of trade credit, investments in cash equivalents, certain intercompany investments, interest rate and foreign currency swaps otherwise permitted, investments constituting certain permitted debt and certain acquisitions;

•	limitations on early retirement of subordinated debt with a basket for certain prepayments using excess cash not required to be applied to mandatory prepayment of the term loan;
•	limitations on changes in the nature of the business, on changes in our fiscal year, and on changes in organizational documents;
•	limitations on changes in accounting policies or reporting practices; and
•	limitations on capital expenditures.

We are permitted to pay dividends on our capital stock or effect unlimited repurchases of our capital stock when our pro forma leverage ratio, as defined in the senior credit agreement, is less than or equal to 1.75 to 1.00 and there is no default under the senior credit agreement.  In the event the leverage ratio is greater than 1.75 to 1.00, open-market repurchases of our common stock are limited to $100.0 million until such time as the leverage ratio has been restored.

Our senior credit facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios. It will be an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than a maximum leverage ratio, initially set at 3.50 to 1.00 and stepped down periodically until the fiscal quarter ending December 31, 2009, upon which date, and thereafter, the maximum leverage ratio will be 3.00 to 1.00; and

•
as of the last day of any fiscal quarter, our ratio of EBITDA (with certain deductions) to fixed charges to be less than a minimum fixed charge coverage ratio, initially set at 1.10 to 1.00 and stepped up for the fiscal quarter ending December 31, 2008, and thereafter, to a minimum coverage ratio of 1.15 to 1.00.

As of June 30, 2008, our leverage ratio of debt to EBITDA was 2.8 to 1.0.

Events of Default. The senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control, defaults with respect to certain ERISA obligations and termination of the license agreement with Wake Forest University Health Sciences relating to our negative pressure wound therapy line of products.

As of June 30, 2008, we were in compliance with all covenants under the senior credit agreement.

3.25% Convertible Senior Notes

On April 21, 2008, we closed our offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).

Principal Amount. At June 30, 2008, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrues from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.

Recently issued accounting pronouncement. Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted.  Retrospective application to all periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.

Guarantor. Our wholly-owned subsidiary, KCI USA, Inc. (the “Subsidiary Guarantor”),  has guaranteed the principal and interest payable under the notes on a contractually subordinated basis to its secured guarantee of our new credit facility and any credit facilities we enter into in the future.

Ranking. The notes are senior unsecured obligations, and rank (i) senior to any of our future indebtedness that is expressly subordinated to the notes; (ii) equally to any future senior subordinated debt; and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the notes are structurally junior to (i) all existing and future indebtedness and other liabilities incurred by our subsidiaries and (ii) preferred stock issued by our subsidiaries, except that in the case of the guarantee of the principal and interest on the notes by the Subsidiary Guarantor, such guarantee will be (a) effectively subordinated to all of the Subsidiary Guarantor’s secured debt to the extent of the value of the assets securing such debt, (b) contractually subordinated to its secured guarantee of our new credit facility and any credit facilities we enter into in the future, (c) pari passu with all of its other senior indebtedness, and (d) senior to all of its indebtedness that is expressly subordinated in right of payment to the subsidiary guarantee and all of its preferred stock outstanding.

Maturity. The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date.  As of June 30, 2008, the notes are classified as a non-current liability.

Redemption. The notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the notes at 100% of the principal amount of the notes, plus accrued and unpaid interest, following a “fundamental change” (as defined in the Indenture).

Conversion. Holders of the notes may convert their notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2014 only if one or more of the following conditions is satisfied:

(1)
during any fiscal quarter commencing after June 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

(2)
during the five business day period following any five consecutive trading day period in which the trading price for the notes (per $1,000 principal amount of the notes) for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the applicable conversion rate; or

(3)
if we make certain significant distributions to holders of our common stock or enter into specified corporate transactions. The notes are convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after October 15, 2014 at any time prior to the close of business on the third scheduled trading day immediately preceding the stated maturity date.

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  The entire principal amount of the Convertible Notes is recorded as debt as prescribed under APB 14.

Events of Default. The Indenture contains events of default including, but not limited to, failure to pay the principal amount of any note when due or upon required repurchase, failure to convert the notes into cash or shares of common stock, as applicable and as required upon the occurrence of triggering events as detailed above, failure to pay any interest amounts on any note when due if such failure continues for 30 days, failure to provide timely notice of a fundamental change, failure to comply with certain obligations upon certain consolidation, merger, or sale of assets transactions, failure to pay any indebtedness for money borrowed by us or any of our subsidiaries in excess of a specified amount, (except in certain instances) if the guarantee of the Notes by the Subsidiary Guarantor is held to be unenforceable, failure to comply with other terms and covenants contained in the notes after a specified notice period and certain events of bankruptcy, insolvency or reorganization of us or any of our significant subsidiaries.

Note Hedge and Warrants

Concurrently with the issuance of the convertible senior notes we entered into convertible note hedge (“the Note Hedge”) and warrant transactions (“the Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

The Note Hedge consists of 690,000 purchased call options, representing the number of $1,000 face value convertible notes and approximately 13.4 million shares of KCI common stock based on the initial conversion ratio of 19.4764 shares.  The strike price is $51.34, which corresponds to the initial conversion price of the Notes and is similarly subject to customary adjustments.  The Note Hedge expires on April 15, 2015, the maturity date of the Notes.  Upon exercise of the Note Hedge, KCI would receive from its counterparties, a number of shares generally based on the amount by which the market value per share of our common stock exceeds the strike price of the convertible note hedge as measured during the relevant valuation period under the terms of the Note Hedge.  The Note Hedge is recorded in equity as a component of additional paid-in capital.  The Note Hedge is anti-dilutive and therefore will have no impact on net earnings per share, or EPS.

The Warrants consist of written call options on 13.4 million shares of KCI common stock, subject to customary anti-dilution adjustments.  Upon exercise, the holder is entitled to purchase one share of KCI common stock for the strike price of approximately $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  KCI at its option may elect to settle the Warrant in net shares or cash representing a net share settlement.  The Warrants were issued to reduce the net cost of the Note Hedge to KCI.  The Warrants are scheduled to expire during the third and fourth quarters of 2015.  The Warrants are recorded in equity as a component of additional paid-in capital.  The Warrants will have no impact on EPS until our share price exceeds the $60.41 exercise price.  Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method in our diluted EPS calculations.

Interest Rate Protection

We follow SFAS 133 and its amendments, SFAS 137 and SFAS 138, in accounting for our derivative financial instruments.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  We designated our interest rate swap agreements as cash flow hedge instruments.  The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate.  We do not use financial instruments for speculative or trading purposes.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

The following chart summarizes interest rate hedge transactions effective during 2008 (dollars in thousands):

		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	3.895%	Outstanding

At June 30, 2008, we had three interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $200.0 million notional amount of our outstanding variable rate debt at 3.895%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The original aggregate notional amount of $200.0 million will decrease quarterly starting September 30, 2008, by amounts ranging from $13.0 million to $27.0 million, until maturity on June 30, 2011.

Prior to August 18, 2008, we are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness, for a period of at least 30 months thereafter. As a result of the swap agreements currently in effect as of June 30, 2008, approximately 52.7% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At June 30, 2008, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $1.2 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No ineffective portion was recorded in our condensed consolidated statement of operations for the quarter ended June 30, 2008.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $6,000 and $51,000 lower for the six months ended June 30, 2008 and 2007, respectively.

Debt Issuance Costs

Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. During the quarter, we capitalized $60.7 million related to our Acquisition Financing that was completed during the second quarter of 2008.  At June 30, 2008, our unamortized debt issuance costs were approximately $60.4 million.  Amortization expense for the six months ended June 30, 2008 and 2007 was approximately $2.7 million and $790,000, respectively.  Amortization expense for the six months ended June 30, 2008 and 2007 includes write-offs of $860,000 and $290,000, respectively, for unamortized deferred debt issuance costs on our previous debt facilities upon the refinancing of our credit facility and long-term debt.

(6)     EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings (loss)	$(2,711)	$58,072	$65,244	$111,628

Weighted average shares outstanding:
Basic	71,771	70,802	71,718	70,576
Dilutive potential common shares from stock
options and restricted stock (1)	-	625	423	681

Diluted	71,771	71,427	72,141	71,257

Basic net earnings (loss) per share	$(0.04)	$0.82	$0.91	$1.58

Diluted net earnings (loss) per share	$(0.04)	$0.81	$0.90	$1.57

(1) Potentially dilutive stock options and restricted stock totaling 4,577 shares and 2,075 shares for the three months ended June 30, 2008 and 2007, respectively, and 3,547 shares and 2,185 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 5)  The Convertible Notes will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price, using the treasury stock method.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS until our share price exceeds the $60.41 exercise price.

(7)     INCENTIVE COMPENSATION PLANS

On May 20, 2008, the shareholders of the Company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provides for the reservation of 6,125,000 shares of the Company’s common stock, plus any and all shares of common stock that would have been returned to the Company’s 2003 Non-Employee Directors Stock Plan, as amended and restated on December 4, 2007 (the “Director Plan”) and the Company’s 2004 Equity Plan (the “2004 Plan”) by reason of expiration of its term or cancellation upon termination of employment or service. No additional grants will be made under either the Director Plan or 2004 Plan. The 2008 Plan is administered by the Compensation Committee of the KCI Board of Directors, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing.  The exercise price per share of stock purchasable under the 2008 Plan shall be determined by the administrator in its sole discretion at the time of grant but shall not be less than 100% of the fair market value of the stock on such date.   The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date such stock option is granted.  As of June 30, 2008, there were 6,127,311 common shares reserved for future issuance under the 2008 Plan.

KCI recognizes share-based compensation expense under the provisions of SFAS No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

SFAS 123R requires the expensing of equity awards over the estimated service period.  Share-based compensation expense was recognized in the condensed consolidated statements of operations as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental expenses	$867	$1,248	$2,336	$2,830
Cost of sales	(80)	167	68	373
Selling, general and administrative expenses	4,276	4,091	10,225	8,075

Pre-tax share-based compensation expense	5,063	5,506	12,629	11,278
Less: Income tax benefit	(1,699)	(1,532)	(4,023)	(3,048)

Total share-based compensation expense, net of tax	$3,364	$3,974	$8,606	$8,230

Diluted net earnings per share impact	$0.05	$0.06	$0.12	$0.12

During the first six months of 2008 and 2007, KCI granted approximately 1,738,000 and 810,000 options, respectively, to purchase shares of common stock under the equity plans.  The weighted-average estimated fair value of stock options granted during the six-month periods ended June 30, 2008 and 2007 was $20.15 and $23.68 per share, respectively, using the Black-Scholes option pricing model with the following annualized weighted average assumptions:

	Six months ended
	June 30,
	2008	2007

Expected stock volatility	39.4%	39.7%
Expected dividend yield	-	-
Risk-free interest rate	3.2%	4.6%
Expected life (years)	6.3	6.2

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

A summary of our stock option activity, and related information, for the six months ended June 30, 2008 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2008	3,212	$42.69
Granted	1,738	$45.92
Exercised	(82)	$28.60
Forfeited/Expired	(229)	$47.47

Options outstanding – June 30, 2008	4,639	$43.91	8.09	$11,111

Exercisable as of June 30, 2008	1,397	$40.11	5.81	$8,304

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first six months of 2008 and 2007, the total intrinsic value of stock options exercised was $1.6 million and $33.2 million, respectively.  Cash received from stock options exercised during the first six months of 2008 and 2007 was $2.3 million and $8.7 million, respectively.

As of June 30, 2008, there was $48.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

During the first six months of 2008 and 2007, we issued approximately 432,000 and 211,000 shares of restricted stock and restricted stock units under our equity plans, at a weighted average estimated fair value of $46.01 and $50.85, respectively.  The following table summarizes restricted stock activity for the six months ended June 30, 2008:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2008	602	$45.88
Granted	432	$46.01
Vested and distributed	(70)	$47.62
Forfeited	(55)	$46.92

Unvested shares – June 30, 2008	909	$45.72

As of June 30, 2008, there was $24.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(8)     SHARE REPURCHASE PROGRAM

In August 2006, KCI's Board of Directors authorized a share repurchase program for the repurchase of up to $200.0 million in market value of common stock.  In August 2007, the Board authorized a one-year extension of this share repurchase program through September 30, 2008.  Pursuant to the share repurchase program, we entered into a pre-arranged purchase plan under Rule 10b5-1 of the Exchange Act authorizing repurchases of up to $87.0 million of KCI common stock if our stock price is below certain levels.  Since the inception of the share repurchase program, 3.6 million shares of common stock have been repurchased and recorded as a reduction to shareholders’ equity totaling $113.4 million.  Effective April 7, 2008, KCI terminated the share repurchase program and the pre-arranged purchase plan under Rule 10b5-1 as a result of the merger agreement with LifeCell.

The stock repurchased during the first six months of 2008 and 2007 resulted from the purchase and retirement of shares in connection with (i) the net share settlement exercise of employee stock options for required minimum tax withholdings and exercise price and (ii) the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the share repurchase program during the first six months of 2008 or 2007.

(9)     OTHER COMPREHENSIVE INCOME (LOSS)

KCI follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income (loss) and its components.  For the quarter ended June 30, 2008, we reported a comprehensive loss of $2.5 million.  Comprehensive income for the quarter ended June 30, 2007 was $63.3 million. For the six months ended June 30, 2008 and 2007, comprehensive income was $71.0 million and $115.0 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income (loss) consisted of a foreign currency translation adjustment gain of $940,000 and $6.5 million for the three-month and six-month periods ended June 30, 2008, respectively.  For the three-month and six-month periods ended June 30, 2007, the foreign currency translation adjustment gain was $5.2 million and $3.4 million, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  The 2003 case filed against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG is currently on appeal before the Federal Circuit Court of Appeals in Washington, D.C.  In 2006, a Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the device marketed by BlueSky.  In 2007, BlueSky Medical was acquired by Smith & Nephew plc, which is now a party to the appeal.  Appellate briefs have been filed by all parties to the appeal.  As a result of the appeal, the District Court’s final judgment could be modified, set aside or reversed, or the case could be remanded to District Court for retrial.

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

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy, device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom were former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

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

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 55% of total revenue for the six months ended June 30, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the six months ended June 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the FDA’s, requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and damages for mental anguish, (3) suits filed the next-of-kin of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in five cases filed in the State Court of New Jersey, and one case in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from LifeCell’s product.  Those cases are in the earliest stages of discovery.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Most of the cases have been consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”), while several cases still remain in state court in various jurisdictions, primarily New Jersey.  Related to these cases, the FDA has determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing.

In the third category, several suits have been filed by the next-of-kin of tissue donors seeking damages for mental anguish.  These cases have been filed in multiple jurisdictions, including New York, New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  We believe that the LifeCell insurance policy covering the BTS-related claims, which was assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses.

Subsequent to the announcement of the merger agreement between KCI and LifeCell, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleged causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and sought an injunction prohibiting the consummation of the transaction.  On May 9, 2008, the parties executed a memorandum of understanding (the “MOU”), pursuant to which the case will be resolved.  The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing.  Under the terms of the MOU, LifeCell filed amended disclosures with the SEC on May 9, 2008 regarding the Offer and the Merger. The settlement outlined in the MOU is subject to, among other things, final court approval of the settlement and a final judgment by the court dismissing the action with prejudice on the merits.

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

In June 2007, the Medicare Region D contractor notified KCI of a post-payment audit of claims paid during 2006.  The Durable Medical Equipment Medicare Administrative Contractor, or DMAC, requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner.  The DMAC subsequently made a minor recoupment for the small number of exceptions noted during its review.

KCI has responded to requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005. The RAC audits were authorized by Congress in late 2003 and are part of a program under the CMS Medicare Integrity Program.  In 2005, CMS started implementation of the program in California, Florida and New York.  In July 2007, CMS began the phased expansion of the program by adding Arizona, Massachusetts and South Carolina.  The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid.  We have disputed and appealed these results and believe that we will prevail on these disputes in the appeals process.

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We are in the process of responding to these requests.

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

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B DMACs initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI, which was suspended in the first quarter of 2008.  KCI has responded to these claim review requests and has subsequently started receiving reimbursement for claims subject to review.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to this pre-payment review, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

As of June 30, 2008, our commitments for the purchase of new product inventory were $25.7 million, including approximately $5.8 million of disposable products from our main disposable supplier and $7.4 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

(11)     SEGMENT AND GEOGRAPHIC INFORMATION

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 18 primary countries internationally.  Revenues are attributed to individual countries based on the location of the customer.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell, a leader in innovative regenerative medicine products sold primarily throughout the United States.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the second quarter and the first six months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and will be reported as its own operating segment.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements since the acquisition date.

We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.  We have three primary product lines: V.A.C. Therapy, Therapeutic Support Systems and LifeCell, which includes regenerative medicine products.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our V.A.C. Therapy and Therapeutic Support Systems product lines.  In most countries where we operate, our V.A.C. Therapy and Therapeutic Support Systems product lines are marketed and serviced by the same infrastructure and, as such, we do not manage these businesses by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
North America
V.A.C.	$261,697	$247,275	$511,919	$474,212
Therapeutic Support Systems	53,382	55,992	112,623	112,697

Subtotal – North America	315,079	303,267	624,542	586,909

EMEA/APAC
V.A.C.	91,547	70,032	174,289	131,658
Therapeutic Support Systems	27,895	23,353	55,706	46,901

Subtotal – EMEA/APAC	119,442	93,385	229,995	178,559

LifeCell	27,603	-	27,603	-

Total revenue	$462,124	$396,652	$882,140	$765,468

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating earnings:
North America	$127,202	$122,708	$253,442	$235,128
EMEA/APAC	20,264	9,536	39,766	15,959
LifeCell	8,209	-	8,209	-

Other (1):
Executive	(11,057)	(16,023)	(27,233)	(25,893)
Finance	(13,514)	(11,923)	(26,174)	(23,551)
Manufacturing/Engineering	(2,796)	(2,833)	(9,544)	(6,646)
Administration	(13,938)	(11,352)	(25,172)	(21,719)
In-process research and development	(61,571)	-	(61,571)	-
Acquired intangible asset amortization	(4,654)	-	(4,654)	-
Non-recurring and purchase transactions (2)	(4,898)	-	(4,898)	-

Total other	(112,428)	(42,131)	(159,246)	(77,809)

Total operating earnings	$43,247	$90,113	$142,171	$173,278

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of operations.  Additionally, other includes expenses related to our LifeCell acquisition in May 2008.

(2) Non-recurring and purchase transactions are related to our LifeCell acquisition and include the inventory mark-up on acquired inventories, integration-related costs, professional fees and costs associated with retaining key LifeCell employees.

Segment assets as of December 31, 2007, which was included in Note 16 to the Annual Report on Form 10-K, has been reclassified to reflect the change in our geographic reporting structure.  In addition, the acquisition of LifeCell has been reflected in the June 30, 2008 balances.  Information on segment assets are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Total assets:
North America	$580,943	$657,122
EMEA/APAC	318,094	303,422
LifeCell	1,907,911	-
Other:
Executive	703	8,562
Finance	18,587	25,150
Manufacturing/Engineering	20,291	25,818
Administration	96,086	37,511

Total other	135,667	97,041

Total assets	$2,942,615	$1,057,585

The following table sets forth, for the periods indicated, product line revenue by geographical segment which have been reclassified to reflect the change in our geographic reporting structure for our V.A.C. and Therapeutic Support System products (dollars in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue:
V.A.C.
Rental	$198,859	$216,740	$226,114	$231,056
Sales	89,704	100,567	102,781	113,802
Total V.A.C.	288,563	317,307	328,895	344,858

Therapeutic Support Systems
Rental	66,825	66,605	69,257	71,088
Sales	13,428	12,740	12,728	17,650
Total Therapeutic Support Systems	80,253	79,345	81,985	88,738

Total rental revenue	265,684	283,345	295,371	302,144
Total sales revenue	103,132	113,307	115,509	131,452

Total revenue	$368,816	$396,652	$410,880	$433,596

North America revenue:
V.A.C.
Rental	$168,088	$181,987	$189,035	$191,057
Sales	58,849	65,288	66,795	71,941
Total V.A.C.	226,937	247,275	255,830	262,998

Therapeutic Support Systems
Rental	48,496	47,645	49,225	49,202
Sales	8,209	8,347	7,497	11,969
Total Therapeutic Support Systems	56,705	55,992	56,722	61,171

Total rental revenue	216,584	229,632	238,260	240,259
Total sales revenue	67,058	73,635	74,292	83,910

Subtotal – North America revenue	$283,642	$303,267	$312,552	$324,169

EMEA/APAC revenue:
V.A.C.
Rental	$30,771	$34,753	$37,079	$39,999
Sales	30,855	35,279	35,986	41,861
Total V.A.C.	61,626	70,032	73,065	81,860

Therapeutic Support Systems
Rental	18,329	18,960	20,032	21,886
Sales	5,219	4,393	5,231	5,681
Total Therapeutic Support Systems	23,548	23,353	25,263	27,567

Total rental revenue	49,100	53,713	57,111	61,885
Total sales revenue	36,074	39,672	41,217	47,542

Subtotal – EMEA/APAC revenue	$85,174	$93,385	$98,328	$109,427

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

GENERAL

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the advanced wound care, regenerative medicine and therapeutic support system markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our Therapeutic Support Systems, or TSS, business include specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 77.8% of total revenue for the six months ended June 30, 2008 compared to 79.2% for the same period in 2007. We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  Our TSS business accounted for approximately 19.1% of our total revenue for the six months ended June 30, 2008 and our regenerative medicine products accounted for approximately 3.1% of our total revenue for the six months ended June 30, 2008.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments: North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and LifeCell.  In May 2008, we added a regenerative medicine segment following the acquisition of LifeCell.

Operations for North America V.A.C. and Therapeutic Support Systems accounted for approximately 70.8% and 76.7% of our total revenue for the six-month periods ended June 30, 2008 and 2007, respectively. In the U.S. acute care settings, which accounted for approximately half of our North American V.A.C. and Therapeutic Support Systems revenue for the six months ended June 30, 2008, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  Beginning in July 2007, a Medicare competitive bidding program affecting our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of NPWT from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until January 2010 and the second round of competitive bidding until January 2011, and an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  The law effectively delays competitive bidding for NPWT until January 2011.  The 9.5% price reduction will result in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our revenue by approximately 1.0% in 2009, compared to current reimbursement levels.

LifeCell regenerative medicine revenue is generated primarily in the U.S. in the acute care setting on a direct billing basis.  We market our AlloDerm product, made from allograft or human tissue, and Strattice product, made from xenograft or animal tissue, for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  These products are marketed through our direct sales and marketing organization.  Our sales representatives are responsible for interacting with plastic surgeons, general surgeons, ear, nose and throat surgeons and burn surgeons to educate them on the use and potential benefits of our reconstructive tissue products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GraftJacket®, for orthopedic applications and lower extremity wounds; AlloCraftDBM®, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.

Outside of the U.S., most of our revenue is generated in the acute care setting on a direct billing basis.  We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement.  We believe that obtaining expanded homecare reimbursement outside the U.S. is important in order to increase the demand for V.A.C. Therapy systems and related disposables in foreign markets.  Related to our reimbursement efforts in Japan, we recently reported successful results from our V.A.C. clinical trials.  In addition, we recently received a “high needs” medical device classification on our product registration application for VAC ATS use in surgical and trauma wounds from the Japanese government, which may accelerate the approval process.  Once regulatory and reimbursement approvals have been acquired, we plan to begin V.A.C. commercialization in Japan by late 2009.  Also, in the first quarter of this year, the German Ministry of Health approved a clinical study providing for paid placements of V.A.C. Therapy systems and related disposables, which allows selected patients to receive V.A.C. Therapy in the homecare setting in Germany.  The study covers patients that transition out of the hospital to the home for post-acute treatment.  During the study period, KCI will receive reimbursement from German health insurance funds for participating patients.

Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

COMPETITIVE STRENGTHS

We believe we have the following competitive strengths:

Innovation and commercialization.  KCI has a successful track record spanning over 30 years in commercializing novel technologies in advanced wound care and therapeutic support systems.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program in wound care and advanced biologics.  We seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  In May 2008, we completed our acquisition of LifeCell, an innovative leader in the regenerative medicine market with a proven ability to develop and commercialize advanced biological products made from human and animal tissue.

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

This study was later published in Diabetes Care, a peer-reviewed scientific publication, in April 2008.

In June 2008, we presented the results of a clinical study conducted in Japan utilizing V.A.C. Therapy compared to standard moist wound therapy for the treatment of acute wounds at the 3rd Congress of the World Union of Wound Healing Societies in Toronto, Canada.  The results of this study showed a significant treatment difference in median time to wound closure of 15 days for V.A.C. Therapy versus 41 days for standard moist wound therapy. The study also confirmed that V.A.C. Therapy could be used safely and effectively for the treatment of acute wounds.

These recent publications add to KCI's significant body of clinical evidence that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

We continue to successfully distinguish our V.A.C. Therapy products from competitive offerings through unique FDA-approved marketing and labeling claims such as the V.A.C. Therapy system is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, new claims were approved by the Food and Drug Administration, or FDA, in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These newly-issued claims are unique to KCI’s V.A.C. systems in the field of NPWT. We also believe our allograft and xenograft products provide surgeons with benefits over alternative products for soft tissue defects.  Our products offer surgeons and patients intact acellular matrices that are strong and which support tissue regeneration and the rapid restoration of blood supply.  Our proprietary tissue processes remove cells from biological tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.  The benefits of using LifeCell’s AlloDerm and Strattice products over the use of autografts and other processed and synthetic products include reduced patient discomfort from autograft procedures and reduced susceptibility to infection, resorption, encapsulation (i.e., scarring), movement away from the transplanted area (i.e., mobility), and erosion through the skin (i.e., extrusion).

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,100 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, ear, nose and throat surgeons and burn surgeons regarding the use and potential benefits of our reconstructive tissue products.  We believe synergies will be realized through LifeCell’s leveraging of our extensive list of acute customers, prescribers and caregivers and our ability to promote the use of multiple KCI products and therapies for complex wounds and defects.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care and governmental payers. We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We have approximately 400 contracts with some of the largest private insurance payers in the U.S.

Extensive service center network.  With a network of 140 U.S. and 66 international service centers, we are able to rapidly deliver our products to major hospitals in the United States, Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

LIFECELL OVERVIEW

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of $1.8 billion.  LifeCell develops, processes and markets biological soft tissue repair products made from human (“allograft”) and animal (“xenograft”) tissue.  Surgeons use our LifeCell products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  Our allograft products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.  In June 2007, our newest xenograft product, Strattice, received clearance from the FDA for indications of use in certain plastic reconstructive and general surgical procedures.  LifeCell commenced marketing Strattice during the first quarter of 2008.

Regenerative Medicine Industry Overview

Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels (the “tissue matrix”).  As part of the body’s natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix.  However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion, resulting in scar formation.  In such situations, surgeons face a number of treatment options for restoring structure, function and physiology, including the use of implant materials. Alternatives include transplants from one part of the patient’s body to another (“autograft”), processed allograft tissue, processed xenograft tissue and synthetic products.

We believe the use of autograft tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound.  We also believe there are disadvantages of using synthetic materials and certain other biologic materials including their susceptibility to infection, resorption, encapsulation (i.e., scarring), movement away from the transplanted area (i.e., mobility), and erosion through the skin (i.e., extrusion).  Some biologic materials may include bovine collagen, which requires patient sensitivity testing.

We believe that our LifeCell allograft and xenograft products may provide surgeons with benefits over other implant materials.  Our tissue matrices undergo non-damaging proprietary processing, resulting in intact acellular matrices that are strong and support tissue regeneration by way of rapid revascularization (i.e., blood supply is restored).  Our proprietary tissue processes remove cells from biologic tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.

LIFECELL PRODUCTS

Reconstructive Tissue Products

AlloDerm Regenerative Tissue Matrix. AlloDerm is donated allograft human dermis that has been processed with our non-damaging proprietary processing resulting in an intact acellular tissue matrix.  AlloDerm supports the repair of damaged tissue by providing a foundation for regeneration of normal human soft tissue.  Following transplant, AlloDerm is revascularized and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile scaffold and has multiple surgical applications.  AlloDerm is marketed to plastic reconstructive and general surgeons as an “off-the-shelf” alternative to other implant materials.  AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

•	as an implant for soft tissue reconstruction or tissue deficit correction;
•	as a graft for tissue coverage or closure; and
•	as a sling to provide support to tissue following nerve or muscle damage.

AlloDerm was first used in 1994 for the treatment of third-degree and deep second-degree burns requiring skin grafting to replace lost dermis.  The use of AlloDerm in burn grafting has clinically-shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture, the progressive tightening of scar tissue that can cause joint immobility, while significantly reducing donor site trauma.  We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient’s mobile joints.

Today, AlloDerm is predominately used as a subcutaneous implant for the replacement of soft tissue in reconstructive surgical procedures in various areas of the body.  For example, in surgical repair of abdominal wall defects, AlloDerm is used to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue.  We believe that AlloDerm provides an alternative to other implant materials because of its functional, biomechanical and regenerative properties. AlloDerm is also used in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures.

Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth as an alternative to autologous connective tissue grafts excised from the roof of the patient’s mouth and then transplanted to the gum.  BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm  for use in periodontal applications in the United States and certain international markets.

Strattice Reconstructive Tissue Matrix.  In June 2007, LifeCell received clearance from FDA for a new xenograft product, Strattice.  Strattice is porcine dermis that has been processed with our non-damaging proprietary processing that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response.  Strattice supports the repair of damaged tissue by allowing rapid revascularization and cell repopulation required for tissue regeneration.  In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing.  LifeCell commenced marketing Strattice during the first quarter of 2008 to plastic reconstructive and general surgeons as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes.

Orthopedic Tissue Products

GraftJacket Regenerative Tissue Matrix.  GraftJacket is the trade name for our proprietary human allograft tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement.  GraftJacket is also used by podiatrists for the treatment of lower extremity wounds.  Wright Medical Group, Inc. is our exclusive distributor for GraftJacket in the United States and certain international markets.

AlloCraftDBM.  AlloCraftDBM is a proprietary human allograft bone-grafting product that combines demineralized bone and micronized acellular human dermal matrix to form a putty-like material.  AlloCraftDBM is intended for use as a bone void filler in various orthopedic surgical procedures.  Stryker Corporation is our exclusive distributor for AlloCraftDBM in the United States.

Urogynecologic Tissue Products

Repliform Regenerative Tissue Matrix.  Repliform is the trade name for our proprietary human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures.  Since 1997, surgeons have used Repliform in urogynecologic procedures as a bladder sling in the treatment of stress urinary incontinence and for the repair of pelvic floor defects.

Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials, biologic materials and cadaveric fascia.  The autologous tissue often is taken from the patient’s thigh or abdomen resulting in a painful donor site.  We believe that Repliform used as a sling for urinary incontinence or pelvic floor repair provides a safe and effective alternative that eliminates the need for a donor site and will repopulate as the patient’s own tissue.  Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform.

RESULTS OF OPERATIONS

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the second quarter and the first six months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.   We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements since the acquisition date.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, rental and sales revenue by operating segment, as well as  the percentage change in each line item, comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
North America – V.A.C. and TSS revenue:
Rental	$235,355	$229,632	2.5%	$468,506	$446,216	5.0%
Sales	79,724	73,635	8.3	156,036	140,693	10.9

Total – North America	315,079	303,267	3.9	624,542	586,909	6.4

EMEA/APAC – V.A.C. and TSS revenue:
Rental	67,994	53,713	26.6	132,682	102,813	29.1
Sales	51,448	39,672	29.7	97,313	75,746	28.5

Total – EMEA/APAC	119,442	93,385	27.9	229,995	178,559	28.8

LifeCell revenue:
Sales	27,603	-	-	27,603	-	-

Total rental revenue	303,349	283,345	7.1	601,188	549,029	9.5
Total sales revenue	158,775	113,307	40.1	280,952	216,439	29.8

Total revenue	$462,124	$396,652	16.5%	$882,140	$765,468	15.2%

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$234,464	$216,740	8.2%	$456,561	$415,599	9.9%
Sales	118,780	100,567	18.1	229,647	190,271	20.7

Total V.A.C.	353,244	317,307	11.3	686,208	605,870	13.3

TSS revenue:
Rental	68,885	66,605	3.4	144,627	133,430	8.4
Sales	12,392	12,740	(2.7)	23,702	26,168	(9.4)

Total TSS	81,277	79,345	2.4	168,329	159,598	5.5

LifeCell revenue:
Sales	27,603	-	-	27,603	-	-

Total revenue	$462,124	$396,652	16.5%	$882,140	$765,468	15.2%

The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and increased rental volumes of therapeutic support systems and our acquisition of LifeCell in May 2008.  Foreign currency exchange rate movements favorably impacted total revenue by 3.9% compared to the prior year.

For additional discussion on segment and operation information, see Note 11 to our condensed consolidated financial statements.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007:

	Three months ended June 30,			Six months ended June 30,

	2008	2007	Change	2008	2007	Change
Total revenue:
North America – V.A.C. and TSS revenue	68.2%	76.5%	(830 bps)	70.8%	76.7%	(590 bps)
EMEA/APAC – V.A.C. and TSS revenue	25.8	23.5	230 bps	26.1	23.3	280 bps
LifeCell revenue	6.0	-	600 bps	3.1	-	310 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

V.A.C. revenue	76.4%	80.0%	(360 bps)	77.8%	79.2%	(140 bps)
TSS revenue	17.6	20.0	(240 bps)	19.1	20.8	(170 bps)
LifeCell revenue	6.0	-	600 bps	3.1	-	310 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	65.6%	71.4%	(580 bps)	68.2%	71.7%	(350 bps)
Sales revenue	34.4	28.6	580 bps	31.8	28.3	350 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

North America V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, North America V.A.C. and TSS rental and sales revenue by product line, as well as the percentage change in each line item, comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$189,338	$181,987	4.0%	$370,183	$350,075	5.7%
Sales	72,359	65,288	10.8	141,736	124,137	14.2

Total V.A.C.	261,697	247,275	5.8	511,919	474,212	8.0

TSS revenue:
Rental	46,017	47,645	(3.4)	98,323	96,141	2.3
Sales	7,365	8,347	(11.8)	14,300	16,556	(13.6)

Total TSS	53,382	55,992	(4.7)	112,623	112,697	(0.1)

Total rental revenue	235,355	229,632	2.5	468,506	446,216	5.0
Total sales revenue	79,724	73,635	8.3	156,036	140,693	10.9

Total revenue	$315,079	$303,267	3.9%	$624,542	$586,909	6.4%

The growth in North America revenue over the prior-year periods was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  The increase in North America V.A.C. sales revenue over the prior-year period was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume and the shift in pricing from V.A.C. rental units to V.A.C. disposables.  However, the year-over-year growth rate was negatively impacted due to the realignment of our domestic sales force combined with increased competitive activities, e.g. free product evaluations.  Growth in rental unit volume was reported across all care settings.

TSS revenue in North America decreased from the prior-year quarter primarily due to lower surfaces sales during the periods due in part to the realignment of our domestic sales force and change in product mix.  In addition, our TSS rental revenue decrease from the prior-year second quarter was due primarily to a decrease in surfaces rental unit volume due to our focus on profitable growth for this business and the loss of a GPO contract in the first quarter of 2008.

EMEA/APAC V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, EMEA/APAC V.A.C. and TSS rental and sales revenue by product line, as well as  the percentage change in each line item, comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$45,126	$34,753	29.8%	$86,378	$65,524	31.8%
Sales	46,421	35,279	31.6	87,911	66,134	32.9

Total V.A.C.	91,547	70,032	30.7	174,289	131,658	32.4

TSS revenue:
Rental	22,868	18,960	20.6	46,304	37,289	24.2
Sales	5,027	4,393	14.4	9,402	9,612	(2.2)

Total TSS	27,895	23,353	19.4	55,706	46,901	18.8

Total rental revenue	67,994	53,713	26.6	132,682	102,813	29.1
Total sales revenue	51,448	39,672	29.7	97,313	75,746	28.5

Total revenue	$119,442	$93,385	27.9%	$229,995	$178,559	28.8%

Growth in total EMEA/APAC revenue is due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 14.9% and 14.4% of the increase in total EMEA/APAC revenue in the second quarter and first six months of 2008, compared to the prior-year periods.

The growth in EMEA/APAC V.A.C. revenue over the prior-year periods was due primarily to a 27.5% and 28.6% increase in rental unit volumes during the second quarter and first six months of 2008, respectively, and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year periods due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures and increased competition.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C revenue by 14.2% and 14.3% in the second quarter and first six months of 2008, respectively, compared to the prior-year periods.

The increase in EMEA/APAC TSS revenue over the prior-year periods was primarily due to favorable foreign currency exchange rate movements, which impacted EMEA/APAC Therapeutic Support Systems revenue by 16.9% and 14.8% for the second quarter and first six months of 2008, respectively, compared to the prior-year periods.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by product for the second quarter and the first six months of 2008, since the date of acquisition (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

AlloDerm	$21,709	$21,709
Strattice	3,490	3,490
Orthopedic and urogynecologic products	2,404	2,404

Total revenue	$27,603	$27,603

Restated Product Line Revenue by Geographical Segment - 2007

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  Beginning this quarter, we are reporting financial results consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  The following table sets forth, for the periods indicated, product line revenue by geographical segment, which has been reclassified to reflect the change in geographic reporting structure (dollars in thousands):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue:
V.A.C.
Rental	$198,859	$216,740	$226,114	$231,056
Sales	89,704	100,567	102,781	113,802
Total V.A.C.	288,563	317,307	328,895	344,858

Therapeutic Support Systems
Rental	66,825	66,605	69,257	71,088
Sales	13,428	12,740	12,728	17,650
Total Therapeutic Support Systems	80,253	79,345	81,985	88,738

Total rental revenue	265,684	283,345	295,371	302,144
Total sales revenue	103,132	113,307	115,509	131,452

Total revenue	$368,816	$396,652	$410,880	$433,596

North America revenue:
V.A.C.
Rental	$168,088	$181,987	$189,035	$191,057
Sales	58,849	65,288	66,795	71,941
Total V.A.C.	226,937	247,275	255,830	262,998

Therapeutic Support Systems
Rental	48,496	47,645	49,225	49,202
Sales	8,209	8,347	7,497	11,969
Total Therapeutic Support Systems	56,705	55,992	56,722	61,171

Total rental revenue	216,584	229,632	238,260	240,259
Total sales revenue	67,058	73,635	74,292	83,910

Subtotal – North America revenue	$283,642	$303,267	$312,552	$324,169

EMEA/APAC revenue:
V.A.C.
Rental	$30,771	$34,753	$37,079	$39,999
Sales	30,855	35,279	35,986	41,861
Total V.A.C.	61,626	70,032	73,065	81,860

Therapeutic Support Systems
Rental	18,329	18,960	20,032	21,886
Sales	5,219	4,393	5,231	5,681
Total Therapeutic Support Systems	23,548	23,353	25,263	27,567

Total rental revenue	49,100	53,713	57,111	61,885
Total sales revenue	36,074	39,672	41,217	47,542

Subtotal – EMEA/APAC revenue	$85,174	$93,385	$98,328	$109,427

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Rental expenses	$185,319	$171,365	8.1%	$360,593	$335,305	7.5%
As a percent of total revenue	40.1%	43.2%	(310 bps)	40.9%	43.8%	(290 bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  This decrease in rental expenses as a percent of total revenue was primarily due to increased revenue associated with our LifeCell acquisition, a reduced rate of sales force growth, increased service team productivity and lower marketing costs and depreciation expense during the second quarter and first six months of 2008 compared to the prior-year periods.  The increased LifeCell revenue in the second quarter favorably impacted rental expense as a percent of revenue by 2.5%.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the periods indicated) comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
V.A.C. and TSS:
Cost of sales	$38,505	$35,156	9.5%	$74,261	$68,847	7.9%
Sales margin	70.6%	69.0%	160 bps	70.7%	68.2%	250 bps

LifeCell:
Cost of sales	$11,417	$-	-	$11,417	$-	-
Sales margin	58.6%	-	-	58.6%	-	-

Total:
Cost of sales	$49,922	$35,156	42.0%	$85,678	$68,847	24.4%
Sales margin	68.6%	69.0%	(40 bps)	69.5%	68.2%	130 bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increased V.A.C. and TSS sales margin was due to favorable changes in our product mix and the shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our flexible pricing options in the second quarter and first six months of 2008 as compared to the prior-year period.  LifeCell’s cost of sales includes $3.2 million of preliminary LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 11.5%.

Gross Profit Margin

The following table presents the gross profit margin comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Gross profit margin:
V.A.C. and TSS	48.5%	47.9%	60 bps	49.1%	47.2%	190 bps
LifeCell	58.6%	-	-	58.6%	-	-
Total	49.1%	47.9%	120 bps	49.4%	47.2%	220 bps

Higher LifeCell product margins as well as lower selling costs, field service expenses, product depreciation, and marketing costs, as a percent of total revenue, comprised the majority of the increase in gross profit margin.  LifeCell’s cost of sales includes $3.2 million of preliminary LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell gross profit margin by 11.5% and negatively impacted the overall gross profit margin by 0.7% and 0.4% for the second quarter and first six months of 2008, respectively.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Selling, general and administrative expenses	$100,731	$88,621	13.7%	$196,078	$166,834	17.5%
As a percent of total revenue	21.8%	22.3%	(50 bps)	22.2%	21.8%	40 bps

Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  The second quarter and first six months of 2008, include LifeCell selling, general and administrative expenses, since the date of the acquisition, of $10.2 million.  Selling, general and administrative expenses, as a percent of total revenue, for the second quarter of 2008 improved from the prior year due primarily to lower management transition costs as compared to the prior-year period.  The increase in selling, general and administrative expenses, as a percent of total revenue, for the six months ended June 30, 2008 is due primarily to certain costs associated with the U.S. sales force realignment and additional costs associated with the transition of V.A.C. unit production to our Ireland manufacturing facility.

Share-Based Compensation Expense

KCI recognizes share-based compensation expense under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (“SFAS 123R”), “Share-Based Payment,” which was adopted on January 1, 2006 and requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period.  Share-based compensation expense was recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, respectively, as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental expenses	$867	$1,248	$2,336	$2,830
Cost of sales	(80)	167	68	373
Selling, general and administrative expenses	4,276	4,091	10,225	8,075

Pre-tax share-based compensation expense	5,063	5,506	12,629	11,278
Less: Income tax benefit	(1,699)	(1,532)	(4,023)	(3,048)

Total share-based compensation expense, net of tax	$3,364	$3,974	$8,606	$8,230

Diluted net earnings per share impact	$0.05	$0.06	$0.12	$0.12

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Research and development expenses	$16,680	$11,397	46.4%	$31,395	$21,204	48.1%
As a percent of total revenue	3.6%	2.9%	70 bps	3.6%	2.8%	80 bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable intangible assets.  During the second quarter and first six months of 2008, we recorded approximately $4.7 million of amortization expense associated with these identifiable intangible assets.

In-Process Research and Development

In connection with the preliminary purchase price allocation related to our LifeCell acquisition, $61.6 million was expensed as a charge for the purchase of in-process research and development.

Operating Margin

The following table presents the operating margin comparing the second quarter of 2008 to the second quarter of 2007 and the first six months of 2008 to the first six months of 2007:

	Three months ended June 30,			Six months ended June 30,
	2008	2007	Change	2008	2007	Change
Operating margin	9.4%	22.7%	(1,330) bps	16.1%	22.6%	(650) bps

The decrease in the second quarter and first six months of 2008 operating margin is due primarily to the $61.6 million write-off of in-process research and development, $4.7 million of amortization related to acquired identifiable intangible assets and $3.2 million related to the step-up of LifeCell inventory to fair value, partially offset by lower management transition costs, a reduced rate of sale and service headcount growth and the beneficial impact of LifeCell’s operating margin on our consolidated results. In addition, the decrease in the first six months of 2008 was also due to certain expenses associated with the U.S. sales force realignment and additional costs associated with the transition of V.A.C. unit production to our Ireland manufacturing facility.  Costs related to our LifeCell acquisition, including purchase and transaction costs, lowered the operating margin for the second quarter and first six months of 2008 by 1,540 and 810 basis points, respectively.

Interest Expense

Interest expense was $14.6 million in the second quarter and $15.7 million for the first six months of 2008 compared to $4.1 million and $8.2 million, respectively, in the same periods of the prior year.  In the second quarter of 2008, we borrowed $1.0 billion under our $1.3 billion senior credit facility and issued $690.0 million aggregate principal amount of convertible senior notes, including the exercise of the $90.0 million over-allotment option, resulting in a large increase in interest expense for the second quarter of 2008.  Interest expense for the six months ended June 30, 2008 and 2007 includes write-offs of $860,000 and $290,000, respectively, for unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and long-term debt.

Net Earnings (Loss)

For the second quarter of 2008 we reported a net loss of $2.7 million compared to net earnings of $58.1 million in the prior year period.  For the first six months of 2008, net earnings were $65.2 million, a decrease of 41.6%, compared to $111.6 million in the prior year period.  Net earnings (loss) for the second quarter and first six months of 2008 were negatively impacted by purchase accounting and transaction-related costs, net of taxes, of $69.9 million.  The effective income tax rate for the second quarter and first six months of 2008 was 109.4% and 50.3%, respectively, compared to 33.5% and 33.4% for the corresponding periods in 2007.  The increase in the effective income tax rates for 2008 as compared to the prior-year periods is primarily due to the non-deductibility of acquired in-process research and development expense associated with the LifeCell acquisition which was written-off in the period.

Net Earnings (Loss) per Diluted Share

Net loss per diluted share for the second quarter of 2008 was $0.04, as compared to net earnings per diluted share of $0.81 in the prior-year period.  For the first six months of 2008, net earnings per diluted share were $0.90 compared to net earnings per diluted share of $1.57 in the prior-year period, a decrease of 42.7%.  This decrease resulted from lower net earnings in the second quarter and first six months of 2008, primarily due to transaction-related costs associated with the LifeCell acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

We require capital principally for capital expenditures, systems infrastructure, debt service, interest payments and working capital. Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software and expenditures related to leasehold improvements. Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first six months of 2008, our primary sources of capital were cash from operating and financing activities.  During the first six months of 2007, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six months ended
	June 30,
	2008		2007

Net cash provided by operating activities	$128,519		$130,535
Net cash used by investing activities	(1,807,506)	(1)	(53,069)
Net cash provided (used) by financing activities	1,516,666	(2)	(6,729)
Effect of exchange rates changes on cash and cash equivalents	(1,074)		2,155

Net increase (decrease) in cash and cash equivalents	$(163,395)		$72,892

(1) Includes the LifeCell acquisition, net of cash acquired, of $1.7 billion utilizing funds received from our new senior credit facility and convertible senior notes.
(2) Includes proceeds of $1.7 billion on our new senior credit facility and convertible senior notes, partially offset by the repayment of our previous revolving credit facility of $68.0 million.

At June 30, 2008, our principal sources of liquidity consisted of approximately $102.6 million of cash and cash equivalents and $291.3 million available under our revolving credit facility, net of $8.7 million in undrawn letters of credit.

Working Capital

At June 30, 2008, we had current assets of $751.1 million, including $397.8 million in net accounts receivable and $129.6 million in inventory, and current liabilities of $370.4 million resulting in a working capital surplus of approximately $380.7 million compared to a surplus of $482.3 million at December 31, 2007. The decrease in our working capital surplus of $101.6 million was primarily due to a reduction in our cash and cash equivalents related to our acquisition of LifeCell, including the payoff of our previous long-term debt facility. Our second quarter acquisition of LifeCell resulted in an increase of $147.1 million in our working capital on the acquisition date.

As of June 30, 2008, we had $397.8 million of receivables outstanding, net of realization reserves of $98.0 million.  North America receivables, net of realization reserves, were outstanding for an average of 74 days at June 30, 2008, up from 72 days at December 31, 2007.  EMEA/APAC net receivable days decreased from 81 days at December 31, 2007 to 80 days at June 30, 2008.  LifeCell receivables were outstanding for an average of 45 days at June 30, 2008.

Capital Expenditures

During the first six months of 2008 and 2007, we made capital expenditures of $43.2 million and $28.0 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

On May 19, 2008, we closed on our new senior credit facility, which consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2008 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$291,292	(1)
Term loan facility	May 2013	6.28%	(2)	1,000,000	-

Total				$1,000,000	$291,292

(1)  At June 30, 2008, amount available under the revolving portion of our credit facility reflected a reduction of $8.7 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2008 was 6.060%.

Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.

We may choose base rate or Eurocurrency pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurocurrency borrowings.  We have elected to use Eurocurrency pricing with a duration of 3 months.  Interest on base rate borrowings is payable quarterly in arrears.  Interest on Eurocurrency borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months.  Interest on all past due amounts will accrue at 2.00% over the applicable rate.

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

Our senior credit facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios.  It will be an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than a maximum leverage ratio, initially set at 3.50 to 1.00 and stepped down periodically until the fiscal quarter ending December 31, 2009, upon which date, and thereafter, the maximum leverage ratio will be 3.00 to 1.00; and

•
as of the last day of any fiscal quarter, our ratio of EBITDA (with certain deductions) to fixed charges to be less than a minimum fixed charge coverage ratio, initially set at 1.10 to 1.00 and stepped up for the fiscal quarter ending December 31, 2008, and thereafter, to a minimum coverage ratio of 1.15 to 1.00.

As of June 30, 2008, we were in compliance with all covenants under the senior credit agreement and our leverage ratio of debt to EBITDA was 2.8 to 1.0.

Convertible Senior Notes

On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  We granted an option to the initial purchasers of the notes to purchase up to an additional $90.0 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire $90.0 million aggregate principal amount.  The notes are governed by the terms of an indenture dated as of April 21, 2008.  Interest on the notes accrues at a rate of 3.25% per annum and is payable semi-annually in arrears on April 15 and October 15, beginning on October 15, 2008.

The notes are senior unsecured obligations, and rank (i) senior to any of our future indebtedness that is expressly subordinated to the notes; (ii) equally to any future senior subordinated debt; and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the notes are structurally junior to (i) all existing and future indebtedness and other liabilities incurred by our subsidiaries and (ii) preferred stock issued by our subsidiaries, except that in the case of the guarantee of the principal and interest on the notes by the Subsidiary Guarantor, such guarantee will be (a) effectively subordinated to all of the Subsidiary Guarantor’s secured debt to the extent of the value of the assets securing such debt, (b) contractually subordinated to its secured guarantee of our new credit facility and any credit facilities we enter into in the future, (c) pari passu with all of its other senior indebtedness, and (d) senior to all of its indebtedness that is expressly subordinated in right of payment to the subsidiary guarantee and all of its preferred stock outstanding.

Holders of the notes may convert their notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2014 only if one or more of the following conditions is satisfied:

(1)
during any fiscal quarter commencing after June 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

(2)
during the five business day period following any five consecutive trading day period in which the trading price for the notes (per $1,000 principal amount of the notes) for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the applicable conversion rate; or

(3)
if we make certain significant distributions to holders of our common stock or enter into specified corporate transactions. The notes are convertible, regardless of whether any of the foregoing conditions has been satisfied, on or after October 15, 2014 at any time prior to the close of business on the third scheduled trading day immediately preceding the stated maturity date.

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  The entire principal amount of the Convertible Notes is recorded as debt as prescribed under APB 14.

Concurrently with the issuance of the convertible senior notes we entered into convertible note hedge (“Note Hedge”) and warrant transactions (“the Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

The Note Hedge consists of 690,000 purchased call options, representing the number of $1,000 face value convertible notes and approximately 13.4 million shares of KCI common stock based on the initial conversion ratio of 19.4764 shares.  The strike price is $51.34, which corresponds to the initial conversion price of the Notes and is similarly subject to customary adjustments.  The Note Hedge expires on April 15, 2015, the maturity date of the Notes.  Upon exercise of the Note Hedge, KCI would receive from its counterparties, a number of shares generally based on the amount by which the market value per share of our common stock exceeds the strike price of the convertible Note Hedge as measured during the relevant valuation period under the terms of the Note Hedge.  The Note Hedge is recorded in equity as a component of additional paid-in capital.  The Note Hedge is anti-dilutive and therefore will have no impact on net earnings per share, or EPS.

The Warrants consist of written call options on 13.4 million shares of KCI common stock, subject to customary anti-dilution adjustments.  Upon exercise, the holder is entitled to purchase one share of KCI common stock for the strike price of approximately $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  KCI at its option may elect to settle the Warrant in net shares or cash representing a net share settlement.  The Warrants were issued to reduce the net cost of the Note Hedge to KCI.  The Warrants are scheduled to expire during the third and fourth quarters of 2015.  The Warrants are recorded in equity as a component of additional paid-in capital.  The Warrants will have no impact on EPS until our share price exceeds the $60.41 exercise price.  Prior to exercise, we will include the effect of additional shares that may be issued using the treasury stock method in our diluted EPS calculations.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted.  Retrospective application to all periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  We are currently evaluating the impact FSP APB 14-1 will have on our results of operations and our financial position.

Interest Rate Protection

On June 30, 2008, we entered into three interest rate swap agreements pursuant to which we have fixed the rate on $200.0 million notional amount of our outstanding variable rate debt at 3.895%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of June 30, 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.2 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $6,000 and $51,000 lower for the six months ended June 30, 2008 and 2007.  Our swap agreements will mature on June 30, 2011.

Long-Term Commitments

The following table summarizes our long-term debt obligations as of June 30, 2008, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$50,000	$100,000	$150,000	$225,000	$300,000	$865,000	$1,690,000

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition and Accounts Receivable Realization

We recognize revenue in accordance with Staff Accounting Bulletin No. 104,“Revenue Recognition,” when each of the following four criteria are met:

1)	a contract or sales arrangement exists;
2)	products have been shipped and title and risk of loss has transferred or services have been rendered;
3)	the price of the products or services is fixed or determinable; and
4)	collectibility is reasonably assured.

We recognize rental revenue based on the number of days a product is used by the patient/organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title and risk of loss has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

Trade accounts receivable in North America consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC and LifeCell trade accounts receivable consist of amounts due primarily from acute care organizations.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at June 30, 2008 would impact pre-tax earnings by an estimated $3.5 million.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  EITF 07-3 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Companies should report the effects of applying EITF 07-3 prospectively for new contracts entered into on or after the effective date of this Issue.  EITF 07-3 was effective for KCI beginning January 1, 2008, and the adoption of EITF 07-3 did not have a material impact on our results of operations or our financial position.

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our condensed consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact SFAS 161 may have on our future disclosures of derivative instruments and hedging activities.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”.  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact FSP 142-3 will have on our results of operations or our financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted.  Retrospective application to all periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  We are currently evaluating the impact FSP APB 14-1 will have on our results of operations and our financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk and could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed rate basis through June 30, 2011, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

At June 30, 2008, we had three interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $200.0 million initially, or 20%, of our variable rate debt as follows:

•	3.895% per annum on $100.0 million of our variable rate debt through June 30, 2011;
•	3.895% per annum on $50.0 million of our variable rate debt through June 30, 2011; and
•	3.895% per annum on $50.0 million of our variable rate debt through June 30, 2011.

The aggregate original notional amount of $200.0 million will decrease quarterly starting September 30, 2008 by amounts ranging from $13.0 million to $27.0 million, until maturity on June 30, 2011.

The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of June 30, 2008.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date As of June 30, 2008
	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$690,000
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$50,000	$100,000	$150,000	$225,000	$475,000	$1,000,000	$1,000,000
Weighted average interest rate (1)	6.060%	6.060%	6.060%	6.060%	6.060%	6.060%

Interest rate swaps (2)
Variable to fixed-notional amount	$26,000	$53,000	$79,000	$42,000	$—	$200,000	$(1,190)
Average pay rate	3.895%	3.895%	3.895%	3.895%	—	3.895%
Average receive rate	2.810%	2.810%	2.810%	2.810%	—	2.810%

(1) The weighted average interest rates for future periods are based on the current period nominal interest rates.
(2) Interest rate swaps are included in the variable rate debt under long-term debt. The fair value of our interest rate swap agreement was negative and was recorded as a liability at June 30, 2008.

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

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions

At June 30, 2008, we had outstanding forward currency exchange contracts to sell approximately $33.6 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $54.7 million for the six months ended June 30, 2008.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2008 would change our net earnings for the six months ended June 30, 2008 by approximately $6.3 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy, device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom were former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

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

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 55% of total revenue for the six months ended June 30, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the six months ended June 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and damages for mental anguish, (3) suits filed the next-of-kin of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in five cases filed in the State Court of New Jersey, and one case in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from LifeCell’s product.  Those cases are in the earliest stages of discovery.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Most of the cases have been consolidated in New Jersey Federal District Court as part of a Multi-District Litigation, while several cases still remain in state court in various jurisdictions, primarily New Jersey.  Related to these cases, the FDA has determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing.

In the third category, several suits have been filed by the next-of-kin of tissue donors seeking damages for mental anguish.  These cases have been filed in multiple jurisdictions, including New York, New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  We believe that the LifeCell insurance policy covering the BTS-related claims, which was assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses.

Subsequent to the announcement of the merger agreement between KCI and LifeCell, on April 14, 2008, a purported stockholders’ class action complaint was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleged causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and sought an injunction prohibiting the consummation of the transaction.  On May 9, 2008, the parties executed a memorandum of understanding (the “MOU”), pursuant to which the case will be resolved.  The MOU resolves the allegations by the plaintiffs against the defendants in connection with the proposed acquisition, and includes no admission of wrongdoing.  Under the terms of the MOU, LifeCell filed amended disclosures with the SEC on May 9, 2008 regarding the Offer and the Merger. The settlement outlined in the MOU is subject to, among other things, final court approval of the settlement and a final judgment by the court dismissing the action with prejudice on the merits.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Risks Related to the LifeCell Acquisition

We may fail to realize all of the anticipated benefits of the acquisition of LifeCell.

In May 2008, we completed our acquisition of LifeCell. The success of our acquisition of LifeCell will depend, in part, on our ability to achieve the anticipated revenue synergies and other strategic benefits from combining the businesses of KCI and LifeCell. The combined growth of KCI’s V.A.C. Therapy systems and LifeCell’s biological soft tissue repair products are essential to our assumptions for revenue synergies. Any unanticipated decline in the growth rates of these products could reduce the expected benefits of the acquisition. We also expect to benefit from opportunities to leverage adjacent technologies and global infrastructure to drive revenue synergies, and expect a reduction of certain general and administrative expenses. However, to realize these anticipated benefits, we must successfully combine the businesses of KCI and LifeCell. If we are not able to achieve these objectives, the anticipated synergies and other strategic benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. We may fail to realize some, or all, of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to KCI’s or LifeCell’s existing businesses.

The integration of the businesses and operations of KCI and LifeCell involves risks, and the failure to integrate the businesses and operations successfully in the expected time frame may adversely affect our future results.

Prior to the completion of the acquisition, KCI and LifeCell historically operated as independent companies. Since the completion of the acquisition, LifeCell operates as a new global regenerative medicine division within KCI. Our management may face significant challenges in integrating KCI’s and LifeCell’s technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of KCI and LifeCell and retaining key personnel. The integration process and other disruptions resulting from the acquisition may disrupt KCI’s and LifeCell’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with customers, suppliers, employees, regulators and others with whom we have business or other dealings.  If we are unable to successfully integrate the businesses and operations, the combined company’s future results could be adversely affected.

We may not be able to achieve desired synergies or maintain our competitive advantages if we are not able to retain key personnel following the acquisition.

Our future success depends to a significant extent on the continued service of members of the key executive, technical, sales, marketing and engineering staff of KCI and LifeCell following the acquisition.  While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to the businesses of LifeCell and KCI.  Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel.  Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future.

Charges to earnings resulting from acquisition and integration costs may materially adversely affect our operating results following the completion of the acquisition and related transactions.

In accordance with U.S. GAAP, we have accounted for the completion of the acquisition using the purchase method of accounting.  We have allocated the total purchase price to LifeCell’s net tangible assets, identifiable intangible assets and non-amortized intangibles, and based on their fair values as of the date of completion of the acquisition, we have recorded the excess of the purchase price over those fair values as goodwill.  Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the acquisition;
•	to the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets;
•
LifeCell’s historical inventories have been adjusted to estimated fair value, which will lead to reduced gross margins being realized on sales of certain inventory on hand upon the closing of the acquisition; and

•	any further adjustments to the fair value of assets acquired and liabilities assumed based on our final purchase price allocation.

We expect to incur costs associated with the acquisition and related transactions, including financial advisors’ fees and legal and accounting fees. These costs may be substantial and may also include those related to severance and other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the full extent of these costs. We expect to account for costs directly related to the acquisition and related transactions, including financial advisors’ costs and legal and accounting fees, as purchase and related adjustments when the expenses are incurred, as prescribed under U.S. GAAP. These items will reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the acquisition and related transactions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on our operating results.

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses.  Our advanced wound care business primarily competes with Smith & Nephew, Huntleigh Healthcare/Gettinge, Talley and RecoverCare/Sten+Barr, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy systems.  Our LifeCell regenerative tissue business competes with products marketed by Johnson & Johnson, C.R. Bard, W.L. Gore & Associates, Integra Life Sciences Holdings Corporation, Tissue Science Laboratories, plc., the Musculoskeletal Transplant Foundation (‘‘MTF’’), Tutogen, Regeneration Technologies, Inc., Osteotech, Inc., AlloSource, Wright Medical Group and Isotis Orthobiologics.  Our Therapeutic Support Systems, or TSS, business primarily competes with the Hill-Rom Company, Gaymar Industries, Sizewise Rentals and Huntleigh Healthcare/Gettinge.  We also face the risk that innovation by competitors in our markets may render our products less desirable or obsolete.

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

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our businesses. If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under our exclusive licenses of the base V.A.C. patents from Wake Forest University our competitive position would be harmed.

Our ability to enforce our patents and those licensed to us, together with our other intellectual property is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. We have numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as such technologies are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  We often retain certain knowledge that we consider proprietary as confidential and elect to protect such information as trade secrets, as business confidential information or as know-how.  In these cases, we rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position.  Our intellectual property rights may not prevent other companies from developing functionally equivalent products, developing substantially similar proprietary processes, or otherwise gaining access to our confidential know-how or trade secrets.

When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor. All patents are subject to requests for reexamination by third parties. When such requests for reexamination are granted, some or all claims may require amendment or cancellation. Since 2007, multiple requests for reexamination of five patents owned or licensed by KCI were granted by the U.S. Patent and Trademark Office, including the Wake Forest Patents. If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through litigation or reexamination, our competitive position would be harmed.

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents. These agreements commonly include royalty-bearing licenses. If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses would suffer.

KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving the Wake Forest Patents as well as other patents owned or licensed by KCI, as described in Item 1: ‘‘Legal Proceedings.” If any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for KCI’s V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations. We derived approximately 55% of total revenue for the six months ended June 30, 2008 and 59% of the total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue. In continental Europe, we derived approximately 14% of total revenue for the six months ended June 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

We may be subject to claims of infringement of third-party intellectual property rights, which could adversely affect our business.

From time to time, third parties may assert against us or our customers alleged patent or other intellectual property rights to technologies that are important to our business.  We may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care,  therapeutic support systems or regenerative medicine for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from our business.  As a result of any such intellectual property infringement claims, we could be required to:

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

In June 2007, LifeCell received 510(k) clearance from the FDA for Strattice, a new xenograft tissue product developed by LifeCell. In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing. A significant amount of LifeCell’s research and development initiatives in 2008 include clinical programs designed to support the marketing of Strattice in current clinical applications and to potentially extend its use into new surgical applications. The results of these pre-clinical and clinical studies may not be sufficient to gain surgeon customer acceptance of this new product. LifeCell commenced marketing Strattice in the first quarter of 2008, is currently manufacturing Strattice in pilot facilities and is in the process of expanding its production capabilities. We cannot assure that Strattice will achieve commercial acceptance, or that we will be able to satisfy any demand that develops. If we are unable to successfully develop and commercialize new products, including Strattice and enhancements to V.A.C. Therapy Systems, our future revenues and profitability could be materially and adversely affected.

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

In addition, the current Medicare NPWT coverage policy instructs the Medicare contractors to initially deny payment for any V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis.  As of June 30, 2008, we had approximately $20.8 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

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

Beginning in July 2007, a Medicare competitive bidding program affecting our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of NPWT from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by CMS in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until January 2010 and the second round of competitive bidding until January 2011, and an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  The law effectively delays competitive bidding for NPWT until January 2011.  The 9.5% price reduction will result in lower Medicare reimbursement levels for our products in 2009 and beyond, and could impact the prices that other payers will reimburse.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our revenue by approximately 1.0% in 2009, compared to current reimbursement levels.

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

In June 2007, the Medicare Region D contractor notified KCI of a post-payment audit of claims paid during 2006.  The Durable Medical Equipment Medicare Administrative Contractor, or DMAC, requested information on 250 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner.  The DMAC subsequently made a minor recoupment for the small number of exceptions noted during its review.

KCI has responded to requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005. The RAC audits were authorized by Congress in late 2003 and are part of a program under the CMS Medicare Integrity Program.  In 2005, CMS started implementation of the program in California, Florida and New York.  In July 2007, CMS began the phased expansion of the program by adding Arizona, Massachusetts and South Carolina.  The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid.  We have disputed and appealed these results and believe that we will prevail on these disputes in the appeals process.

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We are in the process of responding to these requests.

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

We also routinely receive pre-payment reviews of claims we submit for Medicare reimbursement.  In December 2007, the Medicare Region B DMACs initiated a pre-payment review of all second and third cycle NPWT claims submitted by all providers, including KCI, which was suspended in the first quarter of 2008.  KCI has responded to these claim review requests and has subsequently started receiving reimbursement for claims subject to review.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to this pre-payment review, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for these claims.  The results of this or any pre-payment audit could also result in subsequent post-payment audits for claims previously paid by Medicare.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices which could also have a material adverse effect on our financial condition and results of operations.

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

We have numerous business arrangements with physicians and other potential referral sources, including but not limited to arrangements whereby physicians provide clinical research services to KCI, serve as consultants to KCI, or serve as speakers for training, educational and marketing programs provided by KCI.  Many of these arrangements involve payment for services or coverage of, or reimbursement for, common business expenses (such as meals, travel and accommodations) associated with the arrangement.  Although we believe these arrangements or the remuneration provided thereunder, in no way violate the Anti-Kickback Statute, the Stark Law or similar state laws, governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates these statutes or laws.  In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal healthcare program for items or services realized as a result of such violations also violate the federal False Claims Act.  Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

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

We obtain some of our finished products and components from a limited group of suppliers.  In particular, we have an exclusive supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd. for the manufacture and packaging of our V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 77.8% of our total revenue for the six months ended June 30, 2008, of which sales of V.A.C. disposables represented approximately 25.1% of total revenue for the same period.  While we have the flexibility under our agreement with Avail to manufacture and package V.A.C. disposables internally, any disruption in Avail’s supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

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

Our biologic soft tissue repair product business is dependent on the availability of donated human cadaveric tissue.  We currently receive human tissue from United States tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially and thus our requirements for donor tissue have also increased substantially.  Although we have met such demand and have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.  If current sources can no longer supply human cadaveric tissue or the requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all.  Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of human tissue products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations.

Our international business operations are subject to risks that could adversely affect our operating results.

Our operations outside the United States, which represented approximately $268.7 million, or 30.5%, of our total revenue for the six months ended June 30, 2008 and $459.7 million, or 28.6%, of our total revenue for the year ended December 31, 2007, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

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

In July 2008, KCI initiated a voluntary device recall on InfoV.A.C. canisters in order to correct a tubing connection occlusion occurring in specified lots.  We have notified the FDA of the voluntary recall and have initiated communications with affected customers for the replacement of affected canisters.  As our main V.A.C. canister supplier will reimburse us for the majority of the costs to replace these recalled canisters, we do not expect the recall to materially impact our revenue or cost of goods sold.  Any defects that warrant material or widespread product recalls in the future could have a material adverse effect on our operating results.

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

We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

•	the level of acceptance of our V.A.C. Therapy systems and regenerative medicine products by customers and physicians;
•	the type of indications that are appropriate for V.A.C. Therapy and the percentages of wounds that are considered good candidates for V.A.C. Therapy;
•	third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
•	clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
•	changes in the status of GPO contracts or national tenders for our therapeutic support systems;
•	our ability to successfully combine the LifeCell and KCI businesses and achieve estimated synergies;
•	developments or any adverse determination in litigation; and
•	new or enhanced competition in our primary markets.

We believe that the trading price of our common stock is based, among other factors, on our expected rates of growth in revenue and earnings per share. If we are unable to realize growth rates consistent with our expectations or those of our investors or the analysts covering us, we would expect to realize a decline in the trading price of our stock. Historically, domestic V.A.C. unit growth has been somewhat seasonal with a slowdown in V.A.C. rentals beginning in the fourth quarter and continuing into the first quarter, which we believe is caused by year-end clinical treatment patterns.  LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  The adverse effects on our business arising from seasonality may become more pronounced in future periods as the market for V.A.C. Therapy systems matures and V.A.C. Therapy growth rates decrease.

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

We are exposed to product liability claims for which product liability insurance may be inadequate and therefore could materially and adversely affect our revenues and results of operations.

Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. LifeCell is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd., may not have followed the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although LifeCell has stated it intends to vigorously defend against these actions, and KCI intends to continue vigorously defending against these actions, there can be no assurance that we will prevail. We maintain product liability insurance; however, we cannot be certain that:

•	the level of insurance will provide adequate coverage against potential liabilities;
•	the type of claim will be covered by the terms of the insurance coverage;
•	adequate product liability insurance will continue to be available in the future; or
•	the insurance can be maintained on acceptable terms.

The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase operating expenses and could materially and adversely affect our results of operations and financial position.

We are dependent on our revenues from AlloDerm. If we are unable to maintain, increase or replace our AlloDerm revenues, our financial condition and results of operations could be materially and adversely affected.

Surgeons will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of our products is established as clinically significant, surgeons may not elect to use such products for any number of reasons. Consequently, surgeons, health care payers and patients may not accept our current products or products under development. Broad market acceptance of our products may require the training of numerous surgeons and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. If we are unable to maintain or increase our revenues from the distribution of our AlloDerm products, our financial condition and results of operations would be materially and adversely affected. Additionally, if we are unable to replace such revenue from existing or new products, the market price of our stock could be negatively affected.

The FDA could disagree with our conclusion that AlloDerm, GraftJacket and Repliform products satisfy the FDA’s requirements for regulation solely as human tissue. If the FDA were to impose medical device or biologic regulation on one or more of these products, it would adversely affect our marketing and therefore our financial condition and results of operations could be materially and adversely affected.

We believe that the AlloDerm, GraftJacket and Repliform products satisfy the FDA’s requirements to be considered Human Cellular and Tissue-based Products (HCT/P) eligible for regulation solely as human tissue, and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products.  If the FDA were to disagree with our determination as to any of these products, or were to prospectively alter the requirements for HCT/P eligibility, the agency could prohibit the marketing of these products until we met stringent medical device or biologic premarket clearance or approval requirements, which could include obtaining extensive supporting clinical data.  In that event, our financial condition and results of operations and cash flows could be materially and adversely affected.

We may not be able to obtain required premarket clearance or approval of our products for new intended uses, resulting in an adverse impact on our financial condition and results of operations.

Our determination that AlloDerm, GraftJacket and Repliform products are eligible for regulation as HCT/P’s is limited to their current intended uses.  In the future, we may wish to market AlloDerm, GraftJacket and Repliform for new intended uses.  Based on such new uses, our products may also be regulated as medical devices or biologics, requiring premarket clearance or approval and adherence to the FDA’s medical device or biologic regulations.  Additionally, the FDA could prohibit distribution of existing products for new uses until clearance or approval is obtained.  We cannot assure that clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all.  Such clearance or approval process could include a requirement to provide extensive supporting clinical data.

Even if a device receives 510(k) clearance, such as our Strattice product, any modification we may wish to make that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device will require a new 510(k) submission or, possibly, a pre-market approval application.  The FDA could prohibit distribution of the modified product until clearance or approval is obtained.  We do not know if clearance or approval could be obtained in a timely fashion, or at all.  Such clearance or approval process could include a requirement to provide extensive supporting clinical data.

Our financial condition and results of operations and cash flows could be materially and adversely affected by a change in the regulatory classification of our products resulting in a disruption in our ability to market such products and the expense associated with providing extensive clinical data, if required by the FDA.

The National Organ Transplant Act (“NOTA”) could be interpreted in a way that could reduce our revenues and income in the future.

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue, including skin.  We reimburse tissue banks for expenses incurred that are associated with the recovery and transportation of donated cadaveric human skin that the tissue bank processes and distributes.  In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with:

•	tissue processing;
•	tissue preservation;
•	quality control and storage of the tissue; and
•	marketing and medical education expenses.

NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenues and profitability.  If we are found to have violated NOTA’s prohibition on the sale of human tissue, we also are potentially subject to criminal enforcement sanctions which may materially and adversely affect our results of operations.

Certain of our products contain donated human cadaveric tissue and therefore have the potential for disease transmission which may result in patient claims.

AlloDerm, GraftJacket, AlloCraftDBM and Repliform contain donated human cadaveric tissue. The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease. Although we comply with federal and state regulations and voluntary AATB guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurance that:

•	our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission;
•	even if such compliance is achieved, that our products have not been or will not be associated with transmission of disease; or
•	a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.

Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses. As a result, such actions or claims could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely affect our results of operations and financial condition.

Negative publicity concerning the use of donated human tissue in medical procedures could reduce the demand for our products and negatively impact the supply of available donor tissue.

Negative publicity concerning the use and method of obtaining donated human tissue that is used in medical procedures could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers and our results of operations and our relationships with customers could be materially and adversely affected.

All of LifeCell’s operations are currently conducted at a single location and any disruption at the facility could materially and adversely affect our revenues and results of operations.

All of LifeCell’s operations are currently conducted at a single location in Branchburg, New Jersey. We take precautions to safeguard the facility, including security, health and safety protocols and off-site backup and storage of electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to the facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

Risks Related to Our Capital Structure

Our substantial indebtedness will limit our financial flexibility.

Our substantial indebtedness as of June 30, 2008 was $1.7 billion. The term loan portion of our credit facilities has a required scheduled amortization, with the percentage to be amortized increasing over the term of the loan, as well as a requirement to use a portion of excess cash to pay down the debt. Our leverage is higher than KCI’s and LifeCell’s combined previously existing leverage. As a result of the increase in debt, demands on our cash resources for debt service have increased, which could have the effect of: reducing funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness; increasing our vulnerability to a general economic downturn or a significant reduction in the prices paid for the our products caused by the coverage or reimbursement decisions of third-party payers such as Medicare and private insurance. The increased debt service obligations may place us at a competitive disadvantage compared with our competitors with less debt; affecting our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes; and subjecting us to the risks of higher interest rates.

Restrictive covenants in our credit facilities may restrict our ability to pursue our business strategies.

Our credit facilities contain limitations on our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;
•	pay dividends or make distributions to our shareholders;
•	repurchase or redeem our stock;
•	make investments;
•	grant liens;
•	enter into transactions with our shareholders and affiliates;
•	sell assets; and
•	acquire the assets of, or merge or consolidate with, other companies.

Our credit facilities contain financial covenants requiring us to meet certain leverage and interest coverage ratios. We may not be able to maintain these ratios.

Our credit facilities may impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures or engage in other favorable business activities.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments under our new credit facilities or if we are unable to maintain the financial ratios or otherwise fail to comply with the terms under our new credit facilities, we will be in default under the agreements, which could, in turn, cause a default under any other debt obligations that we may incur from time to time. If we default under our new credit facilities, the lenders could require immediate repayment of the entire principal. If those lenders require immediate repayment, we may not be able to repay them which could result in the foreclosure of substantially all of our assets.

Our 3.25% convertible senior notes due 2015 (the “Convertible Notes”) and corresponding warrant transactions  may result in a dilution in our earnings per share and the conversion of these Convertible Notes and the exercise of the related warrant transactions may, under certain circumstances, dilute the ownership interest of existing shareholders.

During the second quarter of 2008, we closed our offering of $690 million aggregate principal amount of the Convertible Notes.  Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  If the price of our common stock exceeds the conversion price, initially $51.34 per share, the Convertible Notes will cause a dilution in our reported earnings per share.  A conversion of some or all of the Convertible Notes will also dilute the ownership interests of existing shareholders.  In addition, the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Concurrently with the issuance of the Convertible Notes we entered into warrant transactions with affiliates of the initial purchasers of the notes.  Upon exercise, the holder is entitled to purchase one share of KCI common stock for the strike price of approximately $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  These warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the strike price of the warrants.  Upon the exercise of the warrants, if we elect to settle in net shares this will also dilute the ownership interests of existing shareholders.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

April 1, 2008 to
April 7, 2008	7,576	$46.90	7,576	$-

Total	7,576	$46.90	7,576	$-

(1) Represents shares purchased and retired by KCI in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.
(2) In August 2006, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $200 million in market value of common stock through the third quarter of 2007.  In August 2007, KCI's Board of Directors authorized a one-year extension to this program.  During the period from January 1, 2008 through April 7, 2008, KCI repurchased shares for minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under this program during 2008 or 2007.  On April 7, 2008, the share repurchase program was terminated upon the execution of the merger agreement with LifeCell.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2008, we held our Annual Meeting of Shareholders.  At the meeting, our shareholders elected the following individuals to serve as our directors for a term of three years:

Class A Directors:	For	Withheld

James R. Leininger, M.D.	65,469,346	990,702
Woodrin Grossman	65,901,430	558,618
David J. Simpson	65,470,283	989,765

Our shareholders also approved and authorized the proposed 2008 Omnibus Stock Incentive Plan.  With respect to this matter, 47,645,744 shares were voted in favor of the plan, 15,326,924 shares were voted against, and 26,349 shares abstained.

Our shareholders further approved and authorized the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.  With respect to this matter, 65,395,899 shares were voted in favor of ratification, 1,054,587 shares were voted against, and 9,561 shares abstained.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fourth Amended and Restated By-laws of Kinetic Concepts, Inc. effective June 1, 2008 (filed as Exhibit 3.1 to our Form 8-K filed on June 2, 2008).
10.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

10.2
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

10.3
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

10.4	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.5	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (filed as Exhibit 4.2 and included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.6	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
10.7	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement.
10.8	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement.
10.9	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement.
10.10	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement.
10.11	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement.
10.12	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement
10.13	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement
10.14	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: August 7, 2008	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 7, 2008	By: /s/ Martin J. Landon
Martin J. Landon
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fourth Amended and Restated By-laws of Kinetic Concepts, Inc. effective June 1, 2008 (filed as Exhibit 3.1 to our Form 8-K filed on June 2, 2008).
10.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

10.2
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

10.3
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

10.4	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.5	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (filed as Exhibit 4.2 and included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.6	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
10.7	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement.
10.8	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement.
10.9	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement.
10.10	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement.
10.11	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement.
10.12	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement
10.13	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement
10.14	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2008.