Form 10-Q
period 2008-09-30
KINETIC CONCEPTS INC /TX/
filed 2008-11-05
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number: 001-09913

KINETIC CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1891727
(State of Incorporation)	(I.R.S. Employer Identification No.)

8023 Vantage Drive San Antonio, Texas	78230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (210) 524-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                             Yes    X      No  ____

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                              Yes  ____   No    X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
                                                Common Stock: 71,816,902 shares as of November 3, 2008

KINETIC CONCEPTS, INC.

TRADEMARKS

The following trademarks are proprietary to KCI Licensing, Inc. and/or LifeCell Corporation, their affiliates and/or licensors and may be used in this report:  ActiV.A.C., AirMaxxis, AlloDerm, AlloDerm GBR, AtmosAir, AtmosAir, BariAir, BariatricSupport, BariKare, BariMaxx II, BioDyne, Conexa, Cymetra, Dri-Flo, DynaPulse, EZ Lift, FirstStep, FirstStep Advantage, First Step All in One, FirstStep Plus, FirstStep Select, FirstStep Select Heavy Duty, FluidAir, FluidAir Elite, GranuFoam, InfoV.A.C., InterCell, Innova Basic, Innova Extra, Innova Premium, InstaFlate, KCI, KCI The Clinical Advantage, KinAir IV, KinAir MedSurg, KinAir MedSurg Pulse, KCI Express, Kinetic Concepts, Kinetic Therapy, LifeCell, MaxxAir ETS, Maxxis 400, ParaDyne, PediDyne, PlexiPulse, prevena, ReliefZone, Repliform, RIK, RotoProne, RotoRest, RotoRest Delta, Seal Check, SensaT.R.A.C., Strattice, T.R.A.C., TheraKair, TheraKair Visio, TheraPulse ATP,  TheraRest, TheraRest SMS, TriaDyne II, TriaDyne Proventa, TriCell, V.A.C., V.A.C. ATS, V.A.C. Freedom, V.A.C. GranuFoam Silver, V.A.C. Instill, V.A.C. WhiteFoam, and V.A.C. WRN.  All other trademarks appearing in this report are the property of their holders.  The absence of a trademark or service mark or logo from this list does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. and/or LifeCell Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	the benefits that can be achieved with the LifeCell acquisition;
•	our ability to attract and retain key employees;
•	competition in our markets;
•	productivity of our sales force;
•	the effects of intellectual property litigation on our business;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	compliance with government regulations and laws;
•	expectations for the outcomes of our clinical trials;
•	material changes or shortages in the sources of our supplies;
•	projections of revenues, expenditures, earnings, or other financial items;
•	the plans, strategies and objectives of management for future operations;
•	expectation of market size and market acceptance or penetration of the products and services we offer;
•	risks inherent in the use of medical devices and the potential for patient claims;
•	risks of negative publicity relating to our products;
•	risks of operating LifeCell operations from one facility;
•	risks related to our substantial indebtedness;
•	restrictive covenants in our senior credit facility; and
•	any statements of assumptions underlying any of the foregoing.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$245,236	$265,993
Accounts receivable, net	408,339	356,965
Inventories, net	126,435	50,341
Deferred income taxes	18,849	41,504
Prepaid expenses and other	46,958	31,176

Total current assets	845,817	745,979

Net property, plant and equipment	282,850	228,471
Debt issuance costs, less accumulated amortization of $6,387 at 2008 and $218 at 2007	56,991	2,456
Deferred income taxes	7,500	8,743
Goodwill	1,337,388	48,897
Identifiable intangible assets, less accumulated amortization of $26,142 at 2008 and $10,678 at 2007	481,711	7,196
Other non-current assets	16,475	15,843

	$3,028,732	$1,057,585

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$58,996	$50,804
Accrued expenses and other	194,333	212,874
Current installments of long-term debt	100,000	-

Total current liabilities	353,329	263,678

Long-term debt, net of current installments	1,640,000	68,000
Non-current tax liabilities	35,327	31,313
Deferred income taxes	169,997	9,921
Other non-current liabilities	6,778	7,653

Total liabilities	2,205,431	380,565

Shareholders' equity:
Common stock; authorized 225,000 at 2008 and 2007, issued and outstanding 72,535 at 2008 and 72,153 at 2007	73	72
Preferred stock; authorized 50,000 at 2008 and 2007; issued and outstanding 0 at 2008 and 2007	-	-
Additional paid-in capital	677,757	644,347
Retained earnings (deficit)	114,615	(7,181)
Accumulated other comprehensive income	30,856	39,782

Shareholders' equity	823,301	677,020

	$3,028,732	$1,057,585

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Rental	$305,205	$295,371	$906,393	$844,400
Sales	198,094	115,509	479,046	331,948

Total revenue	503,299	410,880	1,385,439	1,176,348

Rental expenses	185,136	170,742	545,729	506,047
Cost of sales	66,542	35,917	152,220	104,764

Gross profit	251,621	204,221	687,490	565,537

Selling, general and administrative expenses	106,676	94,349	302,754	261,183
Research and development expenses	21,884	10,996	53,279	32,200
Acquired intangible asset amortization	10,189	-	14,843	-
In-process research and development	-	-	61,571	-

Operating earnings	112,872	98,876	255,043	272,154

Interest income and other	835	689	4,997	3,569
Interest expense	(25,648)	(10,176)	(41,350)	(18,398)
Foreign currency gain (loss)	(3,253)	328	(2,740)	(124)

Earnings before income taxes	84,806	89,717	215,950	257,201

Income taxes	28,254	30,692	94,154	86,548

Net earnings	$56,552	$59,025	$121,796	$170,653

Net earnings per share:

Basic	$0.79	$0.83	$1.70	$2.41

Diluted	$0.78	$0.82	$1.69	$2.39

Weighted average shares outstanding:

Basic	71,831	71,214	71,756	70,791

Diluted	72,130	71,929	72,110	71,490

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$121,796	$170,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	87,019	67,785
Provision for bad debt	5,986	5,519
Amortization of deferred gain on sale of headquarters facility	(803)	(803)
Write-off of deferred debt issuance costs	860	3,922
Share-based compensation expense	19,678	17,908
Excess tax benefit from share-based payment arrangements	(258)	(12,582)
Write-off of in-process research and development	61,571	-
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(19,879)	(30,781)
Increase in inventories, net	(8,297)	(7,284)
Increase in prepaid expenses and other	(9,712)	(7,987)
Increase (decrease) in deferred income taxes, net	71,073	(17,135)
Decrease in accounts payable	(8,230)	(2,934)
Decrease in accrued expenses and other	(49,603)	(9,779)
Increase in tax liabilities, net	554	27,963
Net cash provided by operating activities	271,755	204,465

Cash flows from investing activities:
Additions to property, plant and equipment	(83,748)	(53,947)
Increase in inventory to be converted into equipment for short-term rental	(12,100)	(13,500)
Dispositions of property, plant and equipment	4,638	1,239
Business acquired in purchase transaction, net of cash acquired	(1,745,522)	-
Purchase of investments	-	(36,425)
Maturities of investments	-	36,425
Increase in identifiable intangible assets and other non-current assets	(3,753)	(1,288)
Net cash used by investing activities	(1,840,485)	(67,496)

Cash flows from financing activities:
Proceeds from revolving credit facility	75,000	188,000
Repayments of long-term debt, capital lease and other obligations	(25,193)	(307,584)
Payment of debt issuance costs	-	(2,268)
Excess tax benefit from share-based payment arrangements	258	12,582
Proceeds from exercise of stock options	2,431	21,634
Purchase of immature shares for minimum tax withholdings	(886)	(2,321)
Proceeds from the purchase of stock in ESPP and other	2,346	2,142
Acquisition financing:
Proceeds from senior credit facility	1,000,000	-
Proceeds from convertible senior notes	690,000	-
Repayment of long-term debt	(68,000)	-
Proceeds from convertible debt warrants	102,458	-
Purchase of convertible debt hedge	(151,110)	-
Payment of debt issuance costs	(60,704)	-
Net cash provided (used) by financing activities	1,566,600	(87,815)
Effect of exchange rate changes on cash and cash equivalents	(18,627)	7,874
Net increase (decrease) in cash and cash equivalents	(20,757)	57,028
Cash and cash equivalents, beginning of period	265,993	107,146
Cash and cash equivalents, end of period	$245,236	$164,174

Cash paid during the nine months for:
Interest, including cash paid under interest rate swap agreements	$25,602	$14,129
Income taxes, net of refunds	$39,288	$76,777

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the third quarter and the first nine months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell Corporation (“LifeCell”), a leader in innovative tissue regeneration products sold primarily throughout the United States.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and will be reported as its own operating segment.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements beginning on May 20, 2008, the date on which we achieved a majority ownership position and control of the LifeCell operations.  We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rates for the third quarter and the first nine months of 2008 were 33.3% and 43.6%, respectively, compared to 34.2% and 33.7% for the corresponding periods in 2007.  The lower income tax rate for the third quarter resulted primarily from a higher percentage of total income being generated in lower tax foreign jurisdictions. The effective income tax rate for the first nine months of 2008 increased significantly from the year-ago period due primarily to the non-deductibility of the $61.6 million write-off of in-process research and development associated with the LifeCell acquisition.

(c)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at September 30, 2008 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  (See Note 5.)

(d)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(e)     Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the nonfinancial assets and nonfinancial liabilities associated with our LifeCell acquisition which were measured and recorded at fair value as of the acquisition date. We adopted SFAS 157 for our financial assets and financial liabilities beginning January 1, 2008, and the adoption of this portion of SFAS 157 did not have a material impact on our results of operations or our financial position.

At September 30, 2008, we had six interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $65.2 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  The following table sets forth the information by level for financial assets and financial liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis (dollars in thousands):

		Fair Value Measurements at Reporting Date
	Fair Value at	Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Foreign currency exchange contracts	$2,119	$-	$2,119	$-

Liabilities:
Interest rate swap agreements	$1,215	$-	$1,215	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at September 30, 2008.

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

(f)     Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our condensed consolidated financial statements is dependent on the nature, terms and size of business combinations that occur after the effective date.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact FSP 142-3 will have on our results of operations or our financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our analysis using an estimated non-convertible borrowing rate of 7.0% to 7.5%, the adoption of FSP APB 14-1 will result in approximately $0.15 to $0.16 per diluted share of additional non-cash interest expense for 2009 assuming diluted weighted average shares outstanding of approximately 72.1 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.  A 1% change in the estimated non-convertible borrowing rate would have an EPS impact of approximately $0.03 per diluted share.

In June 2008, the FASB ratified EITF Issue No. 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock which is taken into consideration in evaluating the applicability of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”   EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  We do not expect the adoption of EITF 07-5 to have a material impact our results of operations or our financial position.

In October 2008, FASB issued Staff Position No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective October 10, 2008 and for prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on our results of operations or our financial position.

(2)     ACQUISITION

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  The purchase price consisted of $1.7 billion of cash paid to acquire the outstanding common stock of LifeCell, at a price of $51.00 per share, $83.0 million in fair value of assumed vested stock options, restricted stock awards and restricted stock units, and $20.3 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services.

The purchase price was arrived at through negotiations between KCI and LifeCell and was based on a number of factors, including but not limited to the market price of LifeCell’s common stock, our ability to leverage our infrastructure together with LifeCell’s products to further diversify our revenue stream and expand LifeCell’s reach into the global marketplace, the ability to expand our presence in the operating room and Acute care setting, and the prospects of the combined research and development capabilities of KCI and LifeCell.

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

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s condensed consolidated financial statements from the acquisition date forward.  The preliminary allocation of the total purchase price to LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities.  We have 12 months from the closing of the acquisition to finalize our valuations. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill, which may be material.  Adjustments to these estimates will be included in the final allocation of the purchase price of LifeCell.  The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $1.3 billion, was allocated to goodwill, which is not deductible for tax purposes.  The following table represents the preliminary allocation of the purchase price as of the acquisition date and adjustments made thereto during the third quarter of 2008 (dollars in thousands):

	June 30, 2008	Adjustments	September 30, 2008

Goodwill	$1,286,508	$1,983	$1,288,491
Identifiable intangible assets	486,653		486,653
In-process research and development	61,571		61,571
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	96,269		96,269
Accounts receivable	27,053		27,053
Inventories	66,298		66,298
Other current assets	6,031		6,031
Property and equipment	37,331		37,331
Current liabilities	(48,546)	(4,079)	(52,625)
Noncurrent tax liabilities	(5,101)		(5,101)
Net deferred income tax liability	(171,829)	1,649	(170,180)

Total purchase price	$1,842,238	(447)	$1,841,791

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. During the third quarter of 2008, modifications to goodwill reflected in the “Adjustments” column above were primarily the result of severance costs associated with the transaction, net of the related tax effects, established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In connection with the preliminary purchase price allocation, $61.6 million was expensed as a charge for the purchase of in-process research and development.  We allocated values to the in-process research and development based on an independent appraisal of LifeCell’s research and development projects.  In assessing the qualification of the acquired assets as in-process research and development, developmental projects were evaluated.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each in-process research and development project was reviewed to determine if technological feasibility has been achieved.  The acquired in-process research and development was confined to new products/technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired in-process research and development write-off.  It was determined that the in-process technologies could only be used for specific and intended purposes.

The deferred tax liability relates primarily to the tax impact of future amortization associated with the identification of intangible assets acquired, which are not deductible for tax purposes.

We estimated the fair value of acquired identifiable intangible assets using the income approach.  Acquired identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives, which we believe is the most appropriate amortization method.  The amortization of identifiable product-related intangible assets is included in “Acquired intangible asset amortization” expense and, as a result, is excluded from cost of goods sold and the determination of product margins.

The following table represents the preliminary fair value of the components of acquired identifiable intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

		Estimated
		Useful
	Fair Value	Life (years)
Acquired identifiable intangible assets:
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

	$486,653

The results of LifeCell’s operations since the acquisition date have been included in our condensed consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Pro forma revenue	$503,229	$458,425	$1,470,433	$1,314,267

Pro forma net earnings	$60,848	$43,079	$170,233	$121,934

Pro forma net earnings per share:
Basic	$0.85	$0.60	$2.37	$1.72

Diluted	$0.84	$0.60	$2.36	$1.71

Only items with a continuing effect may be presented as adjustments when preparing the pro forma income statement.  As a result, for all periods presented above, the unaudited pro forma results exclude the effects of the increased valuation of inventory related to the LifeCell acquisition as this represents a non-recurring expense. Additionally, for the nine month period ended September 30, 2008, the unaudited pro forma results above exclude the in-process research and development expense recorded in connection with the LifeCell acquisition as well as the write-off of unamortized debt issuance costs on our previously-existing debt facility which resulted from our refinancing associated with the LifeCell acquisition.  The unaudited pro forma financial results presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results.

(3)     ACQUISITION FINANCING

New Senior Credit Facility.  On May 19, 2008, we entered into a new five-year senior secured credit facility with Bank of America, N.A. as an administrative agent for the lenders thereunder.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility, both of which mature in May 2013.  We borrowed $1.0 billion under the new term loan facility.  We used the proceeds from the borrowing to fund a portion of the purchase price of the LifeCell acquisition, to pay related fees and expenses in connection with the LifeCell acquisition, to pay fees and expenses associated with our acquisition financing, to repay all amounts then outstanding under our previously-existing senior credit facility due 2012, and for general corporate purposes.  Borrowings under the new senior credit facility are secured by a first priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our other subsidiaries. (See Note 5.)

Issuance of 3.25% Convertible Senior Notes.  On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  We granted an option to the initial purchasers of the notes to purchase up to an additional $90.0 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire additional $90.0 million aggregate principal amount.  In connection with the offering and over-allotment exercise, we entered into convertible note hedge and warrant transactions with affiliates of the initial purchasers of the notes.  Proceeds of the notes were used to pay the net cost of the convertible note hedge transactions, to fund a portion of the purchase price of the LifeCell acquisition, to repay certain indebtedness, to provide ongoing working capital and for other general corporate purposes. (See Note 5.)

The funding of the LifeCell acquisition using proceeds from the issuance of the 3.25% convertible senior notes due 2015, borrowing under the new senior credit facility, and the repayment of our previously-existing senior credit facility are referred to herein collectively as the “Acquisition Financing”.  In addition, we wrote off unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and repayment of our previous debt totaling $860,000 in the second quarter of 2008.  The write-off of the unamortized deferred debt issuance costs is included within interest expense on our condensed consolidated statements of earnings.

The following sets forth the sources and uses of funds in connection with the Acquisition Financing (dollars in thousands):

Amount
Source of funds:
Borrowings under the senior credit facility	$1,000,000
Gross proceeds from the sale of the 3.25% convertible senior notes	690,000
Gross proceeds from convertible debt warrants	102,458
Cash on hand	329,147

Total	$2,121,605

Use of funds:
Purchase of LifeCell common stock and net settlement of options	$1,821,496
Repayment of debt under previous senior credit facility	68,000
Purchase of convertible debt hedge	151,110
Transaction fees and expenses for the Acquisition Financing (1)	60,704
Transaction fees and expenses for the LifeCell acquisition	20,295

Total	$2,121,605

(1) Transaction fees and expenses for the Acquisition Financing have been deferred and will be amortized over the life of the debt instruments.

(4)     SUPPLEMENTAL BALANCE SHEET DATA

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$122,682	$123,643
Medicare / Medicaid	63,443	66,922
Managed care, insurance and other	179,762	153,612

North America - trade accounts receivable	365,887	344,177

EMEA/APAC - trade accounts receivable	99,426	102,682

LifeCell – trade accounts receivable	30,642	-

Total trade accounts receivable	495,955	446,859

Less: Allowance for revenue adjustments	(92,420)	(90,095)

Gross trade accounts receivable	403,535	356,764

Less: Allowance for bad debt	(6,431)	(6,695)

Net trade accounts receivable	397,104	350,069

Employee and other receivables	11,235	6,896

	$408,339	$356,965

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Finished goods and tissue available for distribution	$76,952	$34,647
Goods and tissue in-process	11,964	1,341
Raw materials, supplies, parts and unprocessed tissue	73,503	34,551

	162,419	70,539

Less: Amounts expected to be converted into equipment for
short-term rental	(27,900)	(15,800)
Reserve for excess and obsolete inventory	(8,084)	(4,398)

	$126,435	$50,341

Inventories at September 30, 2008 included $51.5 million of LifeCell inventory, net of reserves.  The increase in raw materials and amounts expected to be converted into equipment for short-term rental is primarily related to the increase in V.A.C. unit raw materials necessary to support the launch of our next generation ActiV.A.C. and InfoV.A.C. products.  In addition, the increase in raw materials is attributable to the purchase of raw materials from Avail Medical Products, Inc. associated with the execution of our Toll Manufacturing Agreement during 2008. Under this Toll Manufacturing Agreement, we take title when our V.A.C. disposable raw materials are procured by Avail.

(c)     Identifiable intangible assets

Identifiable intangible assets include the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Developed technology	$238,391	$-
Customer relationships	192,204	-
Tradenames and patents	77,258	17,874

Identifiable intangible assets	507,853	17,874

Accumulated amortization	(26,142)	(10,678)

	$481,711	$7,196

The increase in identifiable intangible assets is due primarily to the $486.7 million of identifiable intangible assets purchased in connection with the LifeCell acquisition.  During the first nine months of 2008, we recorded approximately $14.8 million of amortization expense associated with the purchased identifiable intangible assets.

(5)     LONG-TERM DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Senior Credit Facility – due 2013	$975,000	$-
3.25% Convertible Senior Notes due 2015	690,000	-
Senior Revolving Credit Facility – due 2013	75,000	-
Senior Revolving Credit Facility – due 2012 (1)	-	68,000

	1,740,000	68,000
Less: current installments	(100,000)	-

	$1,640,000	$68,000

(1) All outstanding amounts were repaid in connection with Acquisition Financing completed in the second quarter of 2008.

Senior Credit Facility

On May 19, 2008, we entered into a new $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At September 30, 2008, $975.0 million and $75.0 million were outstanding under the term loan facility and revolving credit facility, respectively.  We had outstanding letters of credit in the aggregate amount of $9.0 million.  The resulting availability under the revolving credit facility was $216.0 million at September 30, 2008.  In October 2008, we repaid the $75.0 million outstanding under our revolving credit facility.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of September 30, 2008, our nominal interest rate on borrowings under the senior credit facility was 6.951%.

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

As of September 30, 2008, our leverage ratio of debt to EBITDA was 2.9 to 1.0.

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

As of September 30, 2008, we were in compliance with all covenants under the senior credit agreement

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

Principal Amount. At September 30, 2008, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrues from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.

Recently issued accounting pronouncement. Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our analysis using an estimated non-convertible borrowing rate of 7.0% to 7.5%, the adoption of FSP APB 14-1 will result in approximately $0.15 to $0.16 per diluted share of additional non-cash interest expense for 2009 assuming diluted weighted average shares outstanding of approximately 72.1 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.  A 1% change in the estimated non-convertible borrowing rate would have an EPS impact of approximately $0.03 per diluted share.

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

Maturity. The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date.  As of September 30, 2008, the notes are classified as a non-current liability.

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

Note Hedge and Warrants

Concurrently with the issuance of the convertible senior notes we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

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

The following chart summarizes interest rate hedge transactions effective during 2008 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	September 30, 2008	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$93,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$46,750	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$46,750	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$40,000	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$30,000	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$30,000	3.399%	Outstanding

At September 30, 2008, we had six interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $287.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 3.722%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly beginning on September 30, 2008, by amounts ranging from $13.0 million to $40.5 million until maturities ranging from March 31, 2011 to June 30, 2011.

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness, for a period of at least 30 months thereafter. As a result of the swap agreements currently in effect as of September 30, 2008, approximately 56.1% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At September 30, 2008, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $1.2 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No ineffective portion was recorded in our condensed consolidated statement of earnings for the quarter ended September 30, 2008.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $562,000 and $51,000 lower for the nine months ended September 30, 2008 and 2007, respectively.

In October 2008, we entered into additional interest rate swap agreements to convert an additional $200 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on December 31, 2008 and have terms ranging from 1 to 2 years with interest rates of approximately 2.5% to 3.0%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

Debt Issuance Costs

Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized ratably over the contractual term of the borrowing. During the first nine months of 2008, we capitalized $60.7 million related to the completion of our Acquisition Financing.  At September 30, 2008, our unamortized debt issuance costs were approximately $57.0 million.  Amortization expense for the nine months ended September 30, 2008 and 2007 was approximately $6.2 million and $4.6 million, respectively.  Amortization expense for the nine months ended September 30, 2008 and 2007 includes write-offs of $860,000 and $3.9 million, respectively, for unamortized deferred debt issuance costs on our previous debt facilities upon the refinancing of our credit facility and long-term debt.

(6)     EARNINGS PER SHARE

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings	$56,552	$59,025	$121,796	$170,653

Weighted average shares outstanding:
Basic	71,831	71,214	71,756	70,791
Dilutive potential common shares from stock
options and restricted stock (1)	299	715	354	699

Diluted	72,130	71,929	72,110	71,490

Basic net earnings per share	$0.79	$0.83	$1.70	$2.41

Diluted net earnings per share	$0.78	$0.82	$1.69	$2.39

(1) Potentially dilutive stock options and restricted stock totaling 4,727 shares and 1,305 shares for the three months ended September 30, 2008 and 2007, respectively, and 4,396 shares and 1,738 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 5)  The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

(7)     INCENTIVE COMPENSATION PLANS

On May 20, 2008, the shareholders of the Company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provides for the reservation of 6,125,000 shares of the Company’s common stock, plus any and all shares of common stock that would have been returned to the Company’s 2003 Non-Employee Directors Stock Plan, as amended and restated on December 4, 2007 (the “Director Plan”) and the Company’s 2004 Equity Plan (the “2004 Plan”) by reason of expiration of its term or cancellation upon termination of employment or service. No additional grants will be made under either the Director Plan or 2004 Plan.  The 2008 Plan is administered by the Compensation Committee of the KCI Board of Directors, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing.  The exercise price per share of stock purchasable under the 2008 Plan shall be determined by the administrator in its sole discretion at the time of grant but shall not be less than 100% of the fair market value of the stock on such date.   The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date such stock option is granted.  As of September 30, 2008, there were 6,354,748 common shares reserved for future issuance under the 2008 Plan.

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

SFAS 123R requires the expensing of equity awards over the estimated service period.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental expenses	$1,259	$1,292	$3,595	$4,122
Cost of sales	245	140	313	513
Selling, general and administrative expenses	5,545	5,198	15,770	13,273

Pre-tax share-based compensation expense	7,049	6,630	19,678	17,908
Less: Income tax benefit	(2,280)	(2,072)	(6,303)	(5,120)

Total share-based compensation expense, net of tax	$4,769	$4,558	$13,375	$12,788

Diluted net earnings per share impact	$0.07	$0.06	$0.19	$0.18

During the first nine months of 2008 and 2007, KCI granted approximately 1,826,000 and 907,000 options, respectively, to purchase shares of common stock under the equity plans.  The weighted-average estimated fair value of stock options granted during the nine-month periods ended September 30, 2008 and 2007 was $19.95 and $24.09 per share, respectively, using the Black-Scholes option pricing model with the following annualized weighted average assumptions:

	Nine months ended
	September 30,
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

A summary of our stock option activity, and related information, for the nine months ended September 30, 2008 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2008	3,212	$42.69
Granted	1,826	$45.45
Exercised	(91)	$26.86
Forfeited/Expired	(477)	$47.85

Options outstanding – September 30, 2008	4,470	$43.59	7.87	$4,697

Exercisable as of September 30, 2008	1,394	$40.33	5.75	$4,697

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  During the first nine months of 2008 and 2007, the total intrinsic value of stock options exercised was $1.8 million and $45.9 million, respectively.  Cash received from stock options exercised during the first nine months of 2008 and 2007 was $2.4 million and $21.6 million, respectively.

As of September 30, 2008, there was $42.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

During the first nine months of 2008 and 2007, we issued approximately 442,000 and 246,000 shares of restricted stock and restricted stock units under our equity plans, at a weighted average estimated fair value of $45.78 and $52.00, respectively.  The following table summarizes restricted stock activity for the nine months ended September 30, 2008:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2008	602	$45.88
Granted	442	$45.78
Vested and distributed	(75)	$47.37
Forfeited	(136)	$47.27

Unvested shares – September 30, 2008	833	$45.43

As of September 30, 2008, there was $18.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

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

The stock repurchased during the first nine months of 2008 and 2007 resulted from the purchase and retirement of shares in connection with (i) the net share settlement exercise of employee stock options for required minimum tax withholdings and exercise price and (ii) the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the share repurchase program during the first nine months of 2008 or 2007.

In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  KCI intends to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions or in negotiated transactions off the market.  Through November 3, 2008, we had repurchased 824,400 shares at an average purchase price of $22.52 per share.

(9)     OTHER COMPREHENSIVE INCOME

KCI follows SFAS No. 130, “Reporting Comprehensive Income,” in accounting for comprehensive income and its components.  Comprehensive income for the quarters ended September 30, 2008 and 2007 was $41.9 million and $68.6 million, respectively.  For the nine months ended September 30, 2008 and 2007, comprehensive income was $112.9 million and $183.6 million, respectively.  The most significant adjustment to net earnings to arrive at comprehensive income consisted of a foreign currency translation adjustment loss of $14.7 million and $8.1 million for the three-month and nine-month periods ended September 30, 2008, respectively.  For the three-month and nine-month periods ended September 30, 2007, the foreign currency translation adjustment gain was $9.5 million and $12.9 million, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  The 2003 case filed against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG is currently on appeal before the Federal Circuit Court of Appeals in Washington, D.C.  In 2006, a Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the device marketed by BlueSky.  In 2007, BlueSky Medical was acquired by Smith & Nephew plc, which is now a party to the appeal.  Appellate briefs have been filed by all parties to the appeal and oral arguments were heard on October 8, 2008.  As a result of the appeal, the District Court’s final judgment could be affirmed, modified, set aside or reversed, or the case could be remanded to District Court for retrial.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On November 5, 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom were former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

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

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 54% of total revenue for the nine months ended September 30, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the nine months ended September 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the Food and Drug Administration’s, or FDA’s, requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and damages for mental anguish, (3) suits filed by the family members of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in approximately three cases filed in the State Court of New Jersey, and approximately five cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from LifeCell’s product.  Those cases are in the earliest stages of discovery.

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

In the third category, approximately fifteen suits have been filed by family members of tissue donors seeking damages for mental anguish.  These cases have been filed in multiple jurisdictions, including New York, New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  We believe that LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses.

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

From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information. The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on negative pressure wound therapy, or NPWT, in 2005.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.

We also are subject to routine pre-payment and post-payment audits of reimbursement claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by KCI.  While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for submitted claims.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations respecting Medicare reimbursement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

In August 2007, KCI received requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005, which KCI responded to in a timely manner. The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid resulting in a recoupment of these previously-paid claims by Medicare.  We have disputed and appealed these results and have subsequently received payment on approximately half of the disputed claims.  The remaining claims subject to the audit are still in the appeals process.

In December 2007, the Medicare Region B DMAC initiated a pre-payment review of all NPWT claims for the second and third months of treatment submitted by all providers, including KCI.  The pre-payment review was suspended by the Medicare Region B DMAC in the first quarter of 2008.  For every monthly period of treatment beyond 30 days, we are required to demonstrate/document progress towards wound healing.  KCI has responded to these claim review requests and has received reimbursement for many of the claims subject to review.  The remaining claims subject to the audit are still in the appeals process.

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We plan to dispute these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

As of September 30, 2008, our commitments for the purchase of new product inventory were $21.1 million, including approximately $5.0 million of disposable products from our main disposable supplier and $5.0 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

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

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the third quarter and the first nine months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product lines consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and will be reported as its own operating segment.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements since the acquisition date.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
North America
V.A.C.	$269,965	$255,830	$781,884	$730,042
Therapeutic Support Systems	55,082	56,722	167,705	169,419

Subtotal – North America	325,047	312,552	949,589	899,461

EMEA/APAC
V.A.C.	90,324	73,065	264,613	204,723
Therapeutic Support Systems	26,695	25,263	82,401	72,164

Subtotal – EMEA/APAC	117,019	98,328	347,014	276,887

LifeCell	61,233	-	88,836	-

Total revenue	$503,299	$410,880	$1,385,439	$1,176,348

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating earnings:
North America	$132,396	$127,430	$385,838	$362,558
EMEA/APAC	23,130	11,040	62,896	26,999
LifeCell	18,041	-	26,250	-

Other (1):
Executive	(8,138)	(13,180)	(35,371)	(39,073)
Finance	(13,797)	(11,604)	(39,971)	(35,155)
Manufacturing/Engineering	(5,910)	(3,252)	(15,454)	(9,898)
Administration	(14,641)	(11,558)	(39,813)	(33,277)
In-process research and development	-	-	(61,571)	-
Acquired intangible asset amortization	(10,189)	-	(14,843)	-
Purchase transactions (2)	(8,020)	-	(12,918)	-

Total other	(60,695)	(39,594)	(219,941)	(117,403)

Total operating earnings	$112,872	$98,876	$255,043	$272,154

(1) Other includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our condensed consolidated statements of earnings.  Additionally, other includes expenses related to our LifeCell acquisition in May 2008.

(2) Purchase transactions are related to our LifeCell acquisition and include the inventory mark-up on acquired inventories, integration-related costs, professional fees and costs associated with retaining key LifeCell employees.

Segment assets as of December 31, 2007, which was included in Note 16 to the Annual Report on Form 10-K, has been reclassified to reflect the change in our geographic reporting structure.  In addition, the acquisition of LifeCell has been reflected in the September 30, 2008 balances.  Information on segment assets are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Total assets:
North America	$558,190	$657,122
EMEA/APAC	435,847	303,422
LifeCell	1,893,954	-
Other:
Executive	706	8,562
Finance	25,787	25,150
Manufacturing/Engineering	27,129	25,818
Administration	87,119	37,511

Total other	140,741	97,041

Total assets	$3,028,732	$1,057,585

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

(12)     SUBSEQUENT EVENT

In October 2008, we entered into additional interest rate swap agreements to convert an additional $200 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on December 31, 2008 and have terms ranging from 1 to 2 years with interest rates of approximately 2.5% to 3.0%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  KCI intends to make opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions or in negotiated transactions off the market.  Through November 3, 2008, we had repurchased 824,400 shares at an average purchase price of $22.52 per share.

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

GENERAL

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the advanced wound care, regenerative medicine and therapeutic support system markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our Therapeutic Support Systems, or TSS, business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with immobility, to reduce skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 71.6% and 75.5% of total revenue for the third quarter and nine months ended September 30, 2008, respectively, compared to 80.0% and 79.5%, respectively, for the same periods in 2007. We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  Our TSS business accounted for approximately 16.2% and 18.1% of our total revenue for the third quarter and nine months ended September 30, 2008, respectively, and the sale of our regenerative medicine products accounted for approximately 12.2% and 6.4% of our total revenue for the third quarter and nine months ended September 30, 2008, respectively.

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

Operations for North America V.A.C. and Therapeutic Support Systems accounted for approximately 68.5% and 76.5% of our total revenue for the nine-month periods ended September 30, 2008 and 2007, respectively. In the U.S. acute care settings, which accounted for approximately half of our North American V.A.C. and Therapeutic Support Systems revenue for the nine months ended September 30, 2008, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  A Medicare competitive bidding program that was initiated in 2007 affecting our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of negative pressure wound therapy, or NPWT, from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until January 2010 and the second round of competitive bidding until January 2011, and an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  The law effectively delays competitive bidding for NPWT until January 2011.  The 9.5% price reduction will result in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our revenue by approximately 1.0% in 2009, compared to current reimbursement levels.

LifeCell regenerative medicine revenue is generated primarily in the U.S. in the acute care setting on a direct billing basis.  We market our AlloDerm product, made from allograft or human tissue, and Strattice product, made from xenograft or animal tissue, for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  These products are marketed through our direct sales and marketing organization.  Our sales representatives are responsible for interacting with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons to educate them on the use and potential benefits of our reconstructive tissue products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GraftJacket®, for orthopedic applications and lower extremity wounds; AlloCraftDBM®, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.

Outside of the U.S., most of our V.A.C. and TSS revenue is generated in the acute care setting on a direct billing basis.  We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement.  We believe that obtaining expanded homecare reimbursement outside the U.S. is important in order to increase the demand for V.A.C. Therapy systems and related disposables in foreign markets.  Related to our reimbursement efforts in Japan, we have reported successful results from our V.A.C. clinical trials.  In addition, we recently received a “high needs” medical device classification on our product registration application for VAC ATS use in surgical and trauma wounds from the Japanese government, which may accelerate the approval process.  We have submitted the required dossiers for regulatory approval and are currently in the process of responding to questions from the Pharmaceutical and Medical Devices Agency, which serves as the regulatory authority in Japan. Once regulatory and reimbursement approvals have been acquired, we plan to begin V.A.C. commercialization in Japan by early 2010.  We are also seeking homecare reimbursement in Germany.  In the fourth quarter of this year, we plan to initiate two clinical studies providing for paid placements of V.A.C. Therapy systems and related disposables, which will allow selected patients to receive V.A.C. Therapy in the homecare setting in Germany.  The studies will cover patients that transition out of the hospital to the home for post-acute treatment.  During the study period, KCI will receive reimbursement from participating German health insurance companies for patients participating in the clinical studies.  If these trials are successful, we believe it will increase the likelihood of obtaining German reimbursement in the future.

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

In June 2008, we announced the results of a clinical study conducted in Japan utilizing V.A.C. Therapy compared to standard moist wound therapy for the treatment of acute wounds.  The results of this study showed a significant treatment difference in median time to wound closure of 15 days for V.A.C. Therapy versus 41 days for standard moist wound therapy. The study also confirmed that V.A.C. Therapy could be used safely and effectively for the treatment of acute wounds.

These recent publications add to KCI's significant body of clinical evidence that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

We continue to successfully distinguish our V.A.C. Therapy products from competitive offerings through unique FDA-cleared marketing and labeling claims such as the V.A.C. Therapy system is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, new claims were cleared by the Food and Drug Administration, or FDA, in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These new claims are unique to KCI’s V.A.C. systems in the field of NPWT. We also believe our allograft and xenograft tissue regeneration products provide surgeons with benefits over alternative products for soft tissue defects.  Our products offer surgeons and patients intact acellular matrices that are strong and which support tissue regeneration and the rapid restoration of blood supply.  Our proprietary tissue processes remove cells from biological tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.  The benefits of using LifeCell’s AlloDerm and Strattice products over the use of autografts and other processed and synthetic products include reduced patient discomfort from autograft procedures and reduced susceptibility to infection, resorption, encapsulation (i.e., scarring), movement away from the transplanted area (i.e., mobility), and erosion through the skin (i.e., extrusion).

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,100 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons regarding the use and potential benefits of our reconstructive tissue products.  We believe synergies will be realized through LifeCell’s leveraging of our extensive list of acute customers, prescribers and caregivers and our ability to promote the use of multiple KCI products and therapies for complex wounds and defects.

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

Extensive service center network.  With a network of 140 U.S. and 65 international service centers, we are able to rapidly deliver our products to major hospitals in the United States, Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

LIFECELL OVERVIEW

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  LifeCell develops, processes and markets biological soft tissue repair products made from human (“allograft”) and animal (“xenograft”) tissue.  Surgeons use our LifeCell products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  Our allograft products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.  In June 2007, our newest xenograft product, Strattice, received clearance from the FDA for indications of use in certain plastic reconstructive and general surgical procedures.  LifeCell commenced marketing Strattice during the first quarter of 2008.

In October 2008, our LifeCell Tissue Matrix for the management of wounds utilizing our proprietary Strattice technology received 510(k) clearance from the FDA.  The Strattice technology provides an environment that supports wound healing and can be used in the management of a wide range of wound types, including pressure ulcers, diabetic ulcers, venous ulcers, chronic vascular ulcers, surgical wounds, trauma wounds and other acute wounds.

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

Strattice Reconstructive Tissue Matrix.  In June 2007, LifeCell received clearance from FDA for a new xenograft product, Strattice.  Strattice is porcine dermis that has been processed with our non-damaging proprietary processing that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response.  Strattice supports the repair of damaged tissue by allowing rapid revascularization and cell repopulation required for tissue regeneration.  In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing.  LifeCell commenced marketing Strattice during the first quarter of 2008 to plastic reconstructive and general surgeons as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes.  In October 2008, our LifeCell Tissue Matrix for the management of wounds utilizing our proprietary Strattice technology received 510(k) clearance from the FDA.  The Strattice technology provides an environment that supports wound healing and can be used in the management of a wide range of wound types, including pressure ulcers, diabetic ulcers, venous ulcers, chronic vascular ulcers, surgical wounds, trauma wounds and other acute wounds.

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

RECENT DEVELOPMENTS

In October 2008, we entered into additional interest rate swap agreements to convert an additional $200 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on December 31, 2008 and have terms ranging from 1 to 2 years with interest rates of approximately 2.5% to 3.0%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

In October 2008, our LifeCell Tissue Matrix for the management of wounds utilizing our proprietary Strattice technology received 510(k) clearance from the FDA.  The Strattice technology provides an environment that supports wound healing and can be used in the management of a wide range of wound types, including pressure ulcers, diabetic ulcers, venous ulcers, chronic vascular ulcers, surgical wounds, trauma wounds and other acute wounds.

In October 2008, the FDA sent us a warning letter identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of LifeCell’s Strattice/LTM product.  This warning letter arose from a recent FDA inspection of our manufacturing facility that led to the issuance of a Form 483, in which the FDA identified certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  On September 8 and 16, 2008, we wrote to the FDA to explain our proposed corrective actions.  On October 15, 2008, we received a warning letter citing some of the GMP observations in the Form 483 relating to Strattice/LTM.  While the warning letter did not cite any of the GTP observations relating to AlloDerm, we have not received notice that the FDA’s observations with regards to AlloDerm have been resolved.  In the warning letter, the FDA indicates that our proposed corrective actions do not adequately resolve all of the issues identified in the Form 483 related to Strattice/LTM, and states that our failure to bring ourselves into compliance may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter asks that we explain how we plan to prevent these violations, or similar violations, from occurring again, and that we supply documentation of corrective actions taken.  We intend to respond timely and fully to the FDA’s requests and believe that this matter can be resolved without a material impact on our business.  We cannot give assurances, however, that the FDA will not take regulatory action or that the warning letter will not have a material impact on our business.

RESULTS OF OPERATIONS

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the third quarter and the first nine months of 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.   We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the United States and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.  The results of LifeCell’s operations have been included in our condensed consolidated financial statements since the acquisition date.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, rental and sales revenue by operating segment, as well as  the percentage change in each line item, comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
North America – V.A.C. and TSS revenue:
Rental	$239,260	$238,260	0.4%	$707,766	$684,476	3.4%
Sales	85,787	74,292	15.5	241,823	214,985	12.5

Total – North America	325,047	312,552	4.0	949,589	899,461	5.6

EMEA/APAC – V.A.C. and TSS revenue:
Rental	65,945	57,111	15.5	198,627	159,924	24.2
Sales	51,074	41,217	23.9	148,387	116,963	26.9

Total – EMEA/APAC	117,019	98,328	19.0	347,014	276,887	25.3

LifeCell revenue:
Sales	61,233	-	-	88,836	-	-

Total rental revenue	305,205	295,371	3.3	906,393	844,400	7.3
Total sales revenue	198,094	115,509	71.5	479,046	331,948	44.3

Total revenue	$503,299	$410,880	22.5%	$1,385,439	$1,176,348	17.8%

For additional discussion on segment and operation information, see Note 11 to our accompanying condensed consolidated financial statements.

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$237,387	$226,114	5.0%	$693,948	$641,713	8.1%
Sales	122,902	102,781	19.6	352,549	293,052	20.3

Total V.A.C.	360,289	328,895	9.5	1,046,497	934,765	12.0

TSS revenue:
Rental	67,818	69,257	(2.1)	212,445	202,687	4.8
Sales	13,959	12,728	9.7	37,661	38,896	(3.2)

Total TSS	81,777	81,985	(0.3)	250,106	241,583	3.5

LifeCell revenue:
Sales	61,233	-	-	88,836	-	-

Total revenue	$503,299	$410,880	22.5%	$1,385,439	$1,176,348	17.8%

The growth in total revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and our acquisition of LifeCell in May 2008.  Foreign currency exchange rate movements favorably impacted total revenue by 1.9% and 3.2% in the third quarter and first nine months of 2008, respectively, compared to the corresponding periods of the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007:

	Three months ended September 30,				Nine months ended September 30,

	2008	2007	Change		2008	2007	Change
Total revenue:
North America – V.A.C. and TSS revenue	64.6%	76.1%	(1,150 bps	)	68.5%	76.5%	(800 bps	)
EMEA/APAC – V.A.C. and TSS revenue	23.2	23.9	(70 bps	)	25.1	23.5	160 bps
LifeCell revenue	12.2	-	1,220 bps		6.4	-	640 bps

Total revenue	100.0%	100.0%			100.0%	100.0%

V.A.C. revenue	71.6%	80.0%	(840 bps	)	75.5%	79.5%	(400 bps	)
TSS revenue	16.2	20.0	(380 bps	)	18.1	20.5	(240 bps	)
LifeCell revenue	12.2	-	1,220 bps		6.4	-	640 bps

Total revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	60.6%	71.9%	(1,130 bps	)	65.4%	71.8%	(640 bps	)
Sales revenue	39.4	28.1	1,130 bps		34.6	28.2	640 bps

Total revenue	100.0%	100.0%			100.0%	100.0%

North America V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, North America V.A.C. and TSS rental and sales revenue by product line, as well as the percentage change in each line item, comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$192,799	$189,035	2.0%	$562,982	$539,110	4.4%
Sales	77,166	66,795	15.5	218,902	190,932	14.6

Total V.A.C.	269,965	255,830	5.5	781,884	730,042	7.1

TSS revenue:
Rental	46,461	49,225	(5.6)	144,784	145,366	(0.4)
Sales	8,621	7,497	15.0	22,921	24,053	(4.7)

Total TSS	55,082	56,722	(2.9)	167,705	169,419	(1.0)

Total rental revenue	239,260	238,260	0.4	707,766	684,476	3.4
Total sales revenue	85,787	74,292	15.5	241,823	214,985	12.5

Total revenue	$325,047	$312,552	4.0%	$949,589	$899,461	5.6%

The growth in North America revenue over the prior-year periods was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  The increase in North America V.A.C. sales revenue over the prior-year period was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume, the shift in pricing from V.A.C. rental units to V.A.C. disposables and a sale to the U.S. Department of Defense of $3.0 million during the quarter.  The year-over-year growth rate was negatively impacted however, by a number of factors including increased competitive activity, institutional budget constraints, shorter average treatment due to improved treatment protocols, faster healing times and wound mix primarily in the acute care setting and the realignment of our domestic sales force.

TSS revenue in North America decreased from the prior-year periods primarily due to the loss of a large GPO contract in the first quarter of 2008.  The decrease in the third quarter of 2008 was partially offset by higher wound care surfaces sales as compared to the prior year period.  The decrease in North American TSS sales revenue during the nine months ended September 30, 2008 was also due in part to the realignment of our domestic sales force in the first quarter of 2008 and a change in sales mix.

EMEA/APAC V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, EMEA/APAC V.A.C. and TSS rental and sales revenue by product line, as well as  the percentage change in each line item, comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
V.A.C. revenue:
Rental	$44,588	$37,079	20.3%	$130,966	$102,603	27.6%
Sales	45,736	35,986	27.1	133,647	102,120	30.9

Total V.A.C.	90,324	73,065	23.6	264,613	204,723	29.3

TSS revenue:
Rental	21,357	20,032	6.6	67,661	57,321	18.0
Sales	5,338	5,231	2.0	14,740	14,843	(0.7)

Total TSS	26,695	25,263	5.7	82,401	72,164	14.2

Total rental revenue	65,945	57,111	15.5	198,627	159,924	24.2
Total sales revenue	51,074	41,217	23.9	148,387	116,963	26.9

Total revenue	$117,019	$98,328	19.0%	$347,014	$276,887	25.3%

Growth in total EMEA/APAC revenue is due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 7.6% and 12.0% of the increase in total EMEA/APAC revenue in the third quarter and first nine months of 2008, compared to the prior-year periods.

The growth in EMEA/APAC V.A.C. revenue over the prior-year periods was due primarily to a 19.0% and 25.1% increase in rental unit volumes during the third quarter and first nine months of 2008, respectively, and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year periods due primarily to lower contracted pricing resulting from GPO pricing pressures, increased competition and an increase in long-term rental contracts.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C revenue by 7.4% and 11.8% in the third quarter and first nine months of 2008, respectively, compared to the prior-year periods.

The increase in EMEA/APAC TSS revenue over the prior-year periods was primarily due to favorable foreign currency exchange rate movements, which impacted EMEA/APAC TSS revenue by 8.3% and 12.5% for the third quarter and first nine months of 2008, respectively, compared to the prior-year periods.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by product for the third quarter and the first nine months of 2008, since the date of acquisition (dollars in thousands):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

AlloDerm	$46,401	$68,110
Strattice	9,423	12,913
Orthopedic and urogynecologic products	5,409	7,813

Total revenue	$61,233	$88,836

LifeCell revenue generated from the use of AlloDerm and Strattice in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction procedures, accounted for approximately 91.2% of total LifeCell revenue for the third quarter and first nine months of 2008.  Revenue from Strattice, which was launched in the first quarter of 2008, accounted for approximately 15.4% and 14.5% of total LifeCell revenue for the third quarter and first nine months of 2008, respectively.

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

Rental Expenses

The following table presents rental expenses and the percentage relationship to total V.A.C. and TSS revenue comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Rental expenses	$185,136	$170,742	8.4%	$545,729	$506,047	7.8%
As a percent of total V.A.C. and TSS revenue	41.9%	41.6%	30 bps	42.1%	43.0%	(90 bps	)

Rental, or field, expenses are comprised of both fixed and variable costs.  The increase in rental expenses as a percent of total V.A.C. and TSS revenue in the third quarter of 2008 was primarily due to higher selling costs and field service expense as a percent of total V.A.C. and TSS revenue compared to the prior year period.  The decrease in rental expenses as a percent of total V.A.C. and TSS revenue during the first nine months of 2008 was primarily due to lower selling costs, royalties expense, and product depreciation, as a percent of total V.A.C. and TSS revenue, partially offset by higher field service expense and division administration expense as a percent of total V.A.C. and TSS revenue, as compared to the prior-year period.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the periods indicated) comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
V.A.C. and TSS:
Cost of sales	$40,569	$35,917	13.0%	$114,899	$104,764	9.7%
Sales margin	70.4%	68.9%	150 bps	70.6%	68.4%	220 bps

LifeCell:
Cost of sales	$25,973	$-	-	$37,321	$-	-
Sales margin	57.6%	-	-	58.0%	-	-

Total:
Cost of sales	$66,542	$35,917	85.3%	$152,220	$104,764	45.3%
Sales margin	66.4%	68.9%	(250 bps )	68.2%	68.4%	(20 bps )

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increased V.A.C. and TSS sales margin was due to favorable changes in our product mix and the shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our flexible pricing options in the third quarter and first nine months of 2008 as compared to the prior-year period.  LifeCell’s cost of sales includes $7.0 million for the third quarter and $10.2 million for the first nine months of 2008 of preliminary LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 11.4% for the periods.

Gross Profit Margin

The following table presents the gross profit margin comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007:

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Gross profit margin:
V.A.C. and TSS	48.9%	49.7%	(80 bps	)	49.0%	48.1%	90 bps
LifeCell	57.6%	-	-		58.0%	-	-
Total	50.0%	49.7%	30 bps		49.6%	48.1%	150 bps

Higher LifeCell product margins comprised the majority of the increase in gross profit margin in the third quarter and first nine months of 2008.  The increase in gross profit margin in the third quarter of 2008 was partially offset by a decrease in V.A.C. and TSS gross profit margin due primarily to higher selling costs, field service expenses and product depreciation as a percent of revenue.  LifeCell’s cost of sales includes $7.0 million for the third quarter and $10.2 million for the first nine months of 2008 of preliminary LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 11.4% for the periods.  The LifeCell purchase accounting adjustments negatively impacted the overall gross profit margin by 1.4% and 0.7% for the third quarter and first nine months of 2008, respectively.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008	2007	Change		2008	2007	Change
Selling, general and administrative expenses	$106,676	$94,349	13.1%		$302,754	$261,183	15.9%
As a percent of total revenue	21.2%	23.0%	(180 bps	)	21.9%	22.2%	(30 bps	)

Selling, general and administrative expenses include administrative labor, incentive and sales commission compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  The increase in selling, general and administrative expenses during the third quarter and first nine months of 2008 is primarily due to the acquisition of LifeCell in the second quarter of 2008.  LifeCell selling, general and administrative expense totaled $16.1 million and $24.1 million in the third quarter and first nine months of 2008, respectively.  Selling, general and administrative expenses, as a percent of total revenue, for the third quarter and first nine months of 2008 improved from the prior year periods due primarily to lower management transition costs as compared to the prior-year periods and reserve provisions booked on selected therapeutic surfaces inventory and rental assets in the third quarter of 2007.

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

As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period.  In addition, due to the equity grants made in connection with the LifeCell acquisition during the second quarter of 2008, we experienced an increase in share-based compensation expense during the third quarter of 2008, compared to the prior year period.  Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2008 and 2007, respectively, as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental expenses	$1,259	$1,292	$3,595	$4,122
Cost of sales	245	140	313	513
Selling, general and administrative expenses	5,545	5,198	15,770	13,273

Pre-tax share-based compensation expense	7,049	6,630	19,678	17,908
Less: Income tax benefit	(2,280)	(2,072)	(6,303)	(5,120)

Total share-based compensation expense, net of tax	$4,769	$4,558	$13,375	$12,788

Diluted net earnings per share impact	$0.07	$0.06	$0.19	$0.18

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Research and development expenses	$21,884	$10,996	99.0%	$53,279	$32,200	65.5%
As a percent of total revenue	4.3%	2.7%	160 bps	3.8%	2.7%	110 bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.  LifeCell research and development expense totaled $5.9 million and $8.6 million, respectively, and represented 70 basis points and 40 basis points of the increase for the third quarter and first nine months of 2008, respectively.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable intangible assets during the second quarter of 2008.  During the third quarter and first nine months of 2008, we recorded approximately $10.2 million and $14.8 million, respectively, of amortization expense associated with these acquired identifiable intangible assets.

In-Process Research and Development

In connection with the preliminary purchase price allocation related to our LifeCell acquisition, $61.6 million was expensed as a charge for the purchase of in-process research and development during the second quarter of 2008.

Operating Margin

The following table presents the operating margin comparing the third quarter of 2008 to the third quarter of 2007 and the first nine months of 2008 to the first nine months of 2007:

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Change	2008	2007	Change
Operating margin	22.4%	24.1%	(170 bps)	18.4%	23.1%	(470 bps)

The decrease in the third quarter operating margin is due primarily to $10.2 million of amortization related to acquired identifiable intangible assets, $7.0 million related to the step-up of LifeCell inventory to fair value and our increasing investment in our research and development activities, partially offset by a higher gross profit combined with operating efficiencies, process improvements, lower general, selling and administrative expenses as a percent of revenue and the beneficial impact of LifeCell’s operating margin on our consolidated results.  The decrease in the first nine months of 2008 operating margin is due primarily to the $61.6 million write-off of in-process research and development, $14.8 million of amortization related to acquired identifiable intangible assets, $10.2 million related to the step-up of LifeCell inventory to fair value, certain expenses associated with the U.S. sales force realignment and additional costs associated with the transition of V.A.C. unit production to our Ireland manufacturing facility.  The decrease in operating margin in the first nine months of 2008 was partially offset by operating efficiencies, process improvements, lower general, selling and administrative expenses as a percent of revenue and the beneficial impact of LifeCell’s operating margin on our consolidated results.  Costs related to our LifeCell acquisition, including purchase and transaction costs, lowered the operating margin for the third quarter and first nine months of 2008 by 340 basis points and 630 basis points, respectively.

Interest Expense

Interest expense was $25.6 million in the third quarter and $41.4 million for the first nine months of 2008 compared to $10.2 million and $18.4 million, respectively, in the same periods of the prior year.  The increase in interest expense over the prior year periods is due to our debt refinancing in the second quarter of 2008.  At September 30, 2008, we had $975.0 million and $75.0 million outstanding under our term loan facility and revolving credit facility, respectively.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding, including the exercise of the $90.0 million over-allotment option.  Interest expense for the nine months ended September 30, 2008 and 2007 includes write-offs of $860,000 and $3.9 million, respectively, for unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and long-term debt.

Net Earnings

Net earnings for the third quarter of 2008 were $56.6 million, a decrease of 4.2%, compared to $59.0 million in the prior-year period.  For the first nine months of 2008, net earnings were $121.8 million, a decrease of 28.6%, compared to $170.7 million in the prior year period.  Net earnings for the third quarter and first nine months of 2008 were negatively impacted by purchase accounting and transaction-related costs, net of taxes, of $12.7 million and $80.7 million, respectively.  The effective income tax rates for the third quarter and the first nine months of 2008 were 33.3% and 43.6%, respectively, compared to 34.2% and 33.7% for the corresponding periods in 2007.  The lower income tax rate for the third quarter resulted primarily from a higher percentage of total income being generated in lower tax foreign jurisdictions.  The effective income tax rate for the first nine months of 2008 increased significantly from the year-ago period due primarily to the non-deductibility of the $61.6 million write-off of in-process research and development associated with the LifeCell acquisition.

Net Earnings per Diluted Share

Net earnings per diluted share for the third quarter of 2008 was $0.78, as compared to net earnings per diluted share of $0.82 in the prior-year period.  For the first nine months of 2008, net earnings per diluted share were $1.69 compared to net earnings per diluted share of $2.39 in the prior-year period, a decrease of 29.3%.  This decrease resulted from lower net earnings in the third quarter and first nine months of 2008, due to transaction-related costs associated with the LifeCell acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

We require capital principally for capital expenditures, systems infrastructure, debt service, interest payments, working capital and our share repurchase program. Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software and expenditures related to leasehold improvements. Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first nine months of 2008, our primary sources of capital were cash from operating and financing activities.  During the first nine months of 2007, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine months ended
	September 30,
	2008		2007

Net cash provided by operating activities	$271,755		$204,465
Net cash used by investing activities	(1,840,485)	(1)	(67,496)
Net cash provided (used) by financing activities	1,566,600	(2)	(87,815)
Effect of exchange rates changes on cash and cash equivalents	(18,627)		7,874

Net increase (decrease) in cash and cash equivalents	$(20,757)		$57,028

(1) Includes the LifeCell acquisition, net of cash acquired, of $1.7 billion utilizing funds received from our new senior credit facility and convertible senior notes.
(2) Includes proceeds of $1.7 billion on our new senior credit facility and convertible senior notes, partially offset by the repayment of our previous revolving credit facility of $68.0 million.

At September 30, 2008, our principal sources of liquidity consisted of approximately $245.2 million of cash and cash equivalents and $216.0 million available under our revolving credit facility, net of $75.0 million drawn under the facility and $9.0 million in undrawn letters of credit.  During October 2008, we repaid the $75.0 million outstanding under our revolving credit facility and announced plans to repurchase up to $100.0 million in KCI common stock through September 2009.

Working Capital

At September 30, 2008, we had current assets of $845.8 million, including $408.3 million in net accounts receivable and $126.4 million in inventory, and current liabilities of $353.3 million resulting in a working capital surplus of approximately $492.5 million compared to a surplus of $482.3 million at December 31, 2007.

As of September 30, 2008, we had $408.3 million of receivables outstanding, net of realization reserves of $98.9 million.  North America receivables, net of realization reserves, were outstanding for an average of 77 days at September 30, 2008, up from 72 days at December 31, 2007.  The increase in North American days revenue outstanding during 2008 is primarily attributable to delays in payment associated with changes in third party payer billing requirements mandated during the second quarter of 2008.  We believe these delays are temporary.  EMEA/APAC net receivable days decreased from 81 days at December 31, 2007 to 75 days at September 30, 2008.  LifeCell receivables were outstanding for an average of 44 days at September 30, 2008.

Capital Expenditures

During the first nine months of 2008 and 2007, we made capital expenditures of $83.7 million and $53.9 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of September 30, 2008 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	6.05%		$75,000	$216,022	(1)
Term loan facility	May 2013	7.01	% (2)	975,000	-

Total				$1,050,000	$216,022

(1)  At September 30, 2008, amount available under the revolving portion of our credit facility reflected a reduction of $9.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.  In October 2008, we repaid the $75.0 million outstanding under our revolving credit facility.

(2) The effective interest rate includes the effect of interest rate hedging arrangements.  Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2008 was 7.02%.

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

As of September 30, 2008, we were in compliance with all covenants under the senior credit agreement and our leverage ratio of debt to EBITDA was 2.9 to 1.0.

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

Concurrently with the issuance of the convertible senior notes we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our analysis using an estimated non-convertible borrowing rate of 7.0% to 7.5%, the adoption of FSP APB 14-1 will result in approximately $0.15 to $0.16 per diluted share of additional non-cash interest expense for 2009 assuming diluted weighted average shares outstanding of approximately 72.1 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.  A 1% change in the estimated non-convertible borrowing rate would have an EPS impact of approximately $0.03 per diluted share.

Interest Rate Protection

At September 30, 2008, we had six interest rate swap agreements pursuant to which we have fixed the rate on $287.0 million notional amount of our outstanding variable rate debt at an average interest rate of 3.722%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of September 30, 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.2 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $562,000 and $51,000 lower for the nine months ended September 30, 2008 and 2007.  The swap agreements with aggregate notional amounts of $100.0 million and $187.0 million will mature on March 31, 2011 and June 30, 2011, respectively.

In October 2008, we entered into additional interest rate swap agreements to convert an additional $200 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on December 31, 2008 and have terms ranging from 1 to 2 years with interest rates of approximately 2.5% to 3.0%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

Long-Term Commitments

The following table summarizes our long-term debt obligations as of September 30, 2008, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt	$25,000	$100,000	$150,000	$225,000	$300,000	$940,000	$1,740,000

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition and Accounts Receivable Realization

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” when each of the following four criteria are met:

(1)	a contract or sales arrangement exists;
(2)	products have been shipped and title and risk of loss has transferred or services have been rendered;
(3)	the price of the products or services is fixed or determinable; and
(4)	collectibility is reasonably assured.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at September 30, 2008 would impact pre-tax earnings by an estimated $3.1 million.

For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the nonfinancial assets and nonfinancial liabilities associated with our LifeCell acquisition which were measured and recorded at fair value as of the acquisition date. We adopted SFAS 157 for our financial assets and financial liabilities beginning January 1, 2008, and the adoption of this portion of SFAS 157 did not have a material impact on our results of operations or our financial position.

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

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our condensed consolidated financial statements is dependent on the nature, terms and size of business combinations that occur after the effective date.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other US generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  We are currently evaluating the impact FSP 142-3 will have on our results of operations or our financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we will be required to allocate a portion of the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component).  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our analysis using an estimated non-convertible borrowing rate of 7.0% to 7.5%, the adoption of FSP APB 14-1 will result in approximately $0.15 to $0.16 per diluted share of additional non-cash interest expense for 2009 assuming diluted weighted average shares outstanding of approximately 72.1 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.  A 1% change in the estimated non-convertible borrowing rate would have an EPS impact of approximately $0.03 per diluted share.

In June 2008, the FASB ratified EITF Issue No. 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock which is taken into consideration in evaluating the applicability of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”   EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is not permitted.  We do not expect the adoption of EITF 07-5 to have a material impact our results of operations or our financial position.

In October 2008, FASB issued Staff Position No. FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective October 10, 2008 and for prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on our results of operations or our financial position.

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

At September 30, 2008, we had six interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $287.0 million initially, or 27.3%, of our variable rate debt as follows, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement:

•	3.895% per annum on $93.5 million of our variable rate debt through June 30, 2011;
•	3.895% per annum on $46.8 million of our variable rate debt through June 30, 2011;
•	3.895% per annum on $46.8 million of our variable rate debt through June 30, 2011;
•	3.399% per annum on $40.0 million of our variable rate debt through March 31, 2011;
•	3.399% per annum on $30.0 million of our variable rate debt through March 31, 2011; and
•	3.399% per annum on $30.0 million of our variable rate debt through March 31, 2011.

The aggregate notional amount decreases quarterly by amounts ranging from $19.5 million to $40.5 million until maturity.

The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of September 30, 2008.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date As of September 30, 2008
	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$528,747	(4)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$25,000	$100,000	$150,000	$225,000	$550,000	$1,050,000	$1,050,000
Weighted average interest rate (1)	6.951%	6.951%	6.951%	6.951%	6.951%	6.951%

Interest rate swaps (2)
Variable to fixed-notional amount	$19,500	$79,500	$118,500	$69,500	$—	$287,000	$(1,215)
Average pay rate	3.722%	3.720%	3.715%	3.797%	—	3.720%
Average receive rate (3)	3.770%	3.770%	3.770%	3.770%	—	3.770%

(1) The weighted average interest rates for future periods are based on the current period nominal interest rates.
(2)  Interest rate swaps are included in the variable rate debt under long-term debt.  The fair value of our interest rate swap agreements was negative and was recorded as a liability at September 30, 2008.

(3) The average receive rates for future periods are based on the current period average receive rates. These rates reset quarterly.
(4) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.

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

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the related transactions.

At September 30, 2008, we had outstanding forward currency exchange contracts to sell approximately $65.2 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $85.6 million for the nine months ended September 30, 2008.  We estimate that a 10% fluctuation in the value of the dollar relative to these foreign currencies as of and for the nine months ended September 30, 2008 would change our net earnings for the nine months ended September 30, 2008 by approximately $7.7 million.  Our analysis does not consider the impact the fluctuation would have on the value of our forward currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  The 2003 case filed against BlueSky Medical Group, Inc., Medela, Inc. and Medela AG is currently on appeal before the Federal Circuit Court of Appeals in Washington, D.C.  In 2006, A Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the device marketed by BlueSky.  In 2007, BlueSky Medical was acquired by Smith & Nephew plc, which is now a party to the appeal.  Appellate briefs have been filed by all parties to the appeal and oral arguments were heard on October 8, 2008.  As a result of the appeal, the District Court’s final judgment could be affirmed, modified, set aside or reversed, or the case could be remanded to District Court for retrial.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  Also, in June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On November 5, 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom were former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

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

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 54% of total revenue for the nine months ended September 30, 2008 and 59% of total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 14% of total revenue for the nine months ended September 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and damages for mental anguish, (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in approximately three cases filed in the State Court of New Jersey, and approximately five cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from LifeCell’s product.  Those cases are in the earliest stages of discovery.

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

In the third category, approximately fifteen suits have been filed by family members of tissue donors seeking damages for mental anguish.  These cases have been filed in multiple jurisdictions, including New York, New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  We believe that LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses.

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

We have incurred, and we expect to incur additional costs associated with the acquisition and related transactions, including financial advisors’ fees and legal and accounting fees. These costs may be substantial and may also include those related to severance and other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the full extent of these costs. We expect to account for costs directly related to the acquisition and related transactions, including financial advisors’ costs and legal and accounting fees, as purchase and related adjustments when the expenses are incurred, as prescribed under U.S. GAAP. These items will reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the acquisition and related transactions, including retention and integration costs, will be recorded as incurred and will negatively impact earnings, which could have a material adverse effect on our operating results.

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses.  Our advanced wound care business primarily competes with Smith & Nephew, Huntleigh Healthcare/Gettinge, Talley and RecoverCare/Sten+Barr, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy systems.  Our LifeCell regenerative tissue business competes with products marketed by Johnson & Johnson, C.R. Bard, W.L. Gore & Associates, Integra LifeSciences Holdings Corporation, Tissue Science Laboratories, plc., the Musculoskeletal Transplant Foundation , RTI Biologics, Inc., AlloSource and Wright Medical Group.  Our Therapeutic Support Systems, or TSS, business primarily competes with the Hill-Rom Company, Gaymar Industries, Sizewise Rentals and Huntleigh Healthcare/Gettinge.  We also face the risk that innovation by competitors in our markets may render our products less desirable or obsolete.

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

Our V.A.C. Therapy and therapeutic support systems can be contracted under national tenders or with larger hospital group purchasing organizations, or GPOs.  In prior years, many GPO contracts were awarded as sole-source or dual-source agreements.  GPOs have come under public pressure to modify their membership requirements and contracting practices, including the award of multi-source contracts or the conversion of sole-source and dual-source agreements to agreements with multiple suppliers.  As national tenders and GPO agreements come up for bid, it is likely that contract awards will result in dual or multi-source agreements with GPOs in the product categories where we compete, which could result in increased competition in the acute and extended care settings for all of our product offerings.  Additionally, renewals of agreements could result in no award to KCI.

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

When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor. All patents are subject to requests for reexamination by third parties. When such requests for reexamination are granted, some or all claims may require amendment or cancellation. Since 2007, multiple requests for reexamination of five patents owned or licensed by KCI were granted by the U.S. Patent and Trademark Office (“USPTO”), including the Wake Forest Patents. In July 2007, the USPTO issued a final office action in one of the reexaminations of Patent No. 5,636,643 (“the ‘643 patent”) owned by Wake Forest, in which it ruled all but one of the claims patentable and/or confirmed valid.  In response, Wake Forest cancelled claim 13 of the ‘643 patent and requested issuance of a Certificate of Reexamination.  A second reexamination of the ‘643 patent remains pending and could result in a delay in the issuance of a Certificate of Reexamination or another office action.  All other reexaminations remain pending. If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through litigation or reexamination, our competitive position would be harmed.

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents. These agreements commonly include royalty-bearing licenses. If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses would suffer.

KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving the Wake Forest Patents as well as other patents owned or licensed by KCI, as described in Item 1: ‘‘Legal Proceedings.” If any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for KCI’s V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations. We derived approximately 54% of total revenue for the nine months ended September 30, 2008 and 59% of the total revenue for the year ended December 31, 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue. In continental Europe, we derived approximately 14% of total revenue for the nine months ended September 30, 2008 and 12% of total revenue for the year ended December 31, 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

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

In addition, the current Medicare NPWT coverage policy instructs the Medicare contractors to initially deny payment for any V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis.  As of September 30, 2008, we had approximately $21.0 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

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

Beginning in July 2007, a Medicare competitive bidding program affecting our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of NPWT from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by CMS in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until at least January 2010 and of the second round of competitive bidding until at least January 2011, and an imposed reduction of Medicare NPWT reimbursement by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  Accordingly, the law effectively delays competitive bidding for NPWT until at least January 2011.  The 9.5% reduction in reimbursement will result in lower Medicare reimbursement levels for our products in 2009 and beyond, and could impact the amounts that other payers will reimburse.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our revenue by approximately 1.0% in 2009, compared to current reimbursement levels.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

In August 2006, CMS finalized new provisions for the hospital inpatient prospective payment system, or IPPS for the 2007 federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group, or DRG, payment amount.  For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  This change is to phase-in ratably over three years with the full phase-in to be completed in federal fiscal year 2009.  On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008.  These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness.  Specifically, the final rule created 745 new severity-adjusted DRGs to replace the current 538 DRGs.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years. The fiscal year 2009 IPPS final rule, issued by CMS on July 31, 2008, announced the completion of the transition to the severity-adjusted DRGs.  The changes to IPPS reimbursement procedures could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

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

The U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT in 2005.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it did not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us which could have a material adverse effect on our financial condition and results of operations.

The most recent publication of the OIG’s Work Plan for 2009 includes several projects that could affect our business. Specifically, the OIG indicated it plans to assess the range of acquisition prices for NPWT pumps and supplies by suppliers and compare the median supplier purchase price against the amount Medicare reimburses such suppliers for those items.  It is possible that the OIG could use pricing data received by CMS from NPWT suppliers as part of the competitive bidding application process, to ascertain the range of supplier purchase prices for the pump.  If the OIG finds that Medicare reimbursement for the pump significantly exceeds the median supplier purchase price, CMS could use this data to lower Medicare reimbursement for the pump through the agency's inherent reasonableness authority.

The OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information. The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments respecting KCI claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer. The results of U.S. or foreign government agency studies could factor into governmental or private reimbursement or coverage determinations for our products, and could result in changes to coverage or reimbursement rules which could reduce the amounts we collect for our products and have a material adverse effect on our business.

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

In August 2007, KCI received requests from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005, which KCI responded to in a timely manner. The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid resulting in a recoupment of these previously-paid claims by Medicare.  We have disputed and appealed these results and have subsequently received payment on approximately half of the disputed claims.  The remaining claims subject to the audit are still in the appeals process.

In December 2007, the Medicare Region B DMAC initiated a pre-payment review of all NPWT claims for the second and third months of treatment submitted by all providers, including KCI.  The pre-payment review was suspended by the Medicare Region B DMAC in the first quarter of 2008.  For every monthly period of treatment beyond 30 days, we are required to demonstrate/document progress towards wound healing.  KCI has responded to these claim review requests and has received reimbursement for many of the claims subject to review.  The remaining claims subject to the audit are still in the appeals process.

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We plan to dispute these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

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

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of V.A.C. Therapy systems, related disposables, therapeutic support systems products and regenerative medicine products.

We obtain some of our finished products and components from a limited group of suppliers.  In particular, Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd. is our sole third-party supplier of packaged V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 75.5% of our total revenue for the nine months ended September 30, 2008, of which sales of V.A.C. disposables represented approximately 24.4% of total revenue for the same period.  While we have the flexibility under our agreement with Avail to manufacture and package V.A.C. disposables internally, any disruption in Avail’s supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

Effective as of November 2007, one of our subsidiaries entered into a supply agreement with Avail, which was subsequently amended as of July 31, 2008.  The agreement has a term of five years through November 2012 and is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary three-months or more prior to the expiration of the then-current term.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreements and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. Should Avail have any difficulty performing under the agreement, we have increased flexibility to manufacture and package V.A.C. disposables.  However, any down time between manufacturing cycles could cause a shortfall in supply.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the United States and nine weeks in Europe.  In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

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

In prior years, Stryker Medical was our sole supplier of frames used to manufacture our KinAir IV, TheraPulse and TriaDyne Proventa framed surface products.  Stryker Medical ceased supplying frames to us in 2007.  We estimate that our current inventory levels will provide sufficient frames for the next 1-2 years.  Management is currently exploring specific supply alternatives to address our future supply requirements.

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

Additionally, Midwest Research Swine (“MRS”) is our sole supplier of porcine tissue.  MRS is supplied by three separate breeding herd farms that are isolated for biosecurity.  We are currently exploring additional supply alternatives to address our future supply requirements.

Any significant interruption in the availability of human cadaveric tissue or porcine tissue would likely cause us to slow down the processing and distribution of regenerative medicine products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations.

Our international business operations are subject to risks that could adversely affect our operating results.

Our operations outside the United States, which represented approximately $405.2 million, or 29.2%, of our total revenue for the nine months ended September 30, 2008 and $459.7 million, or 28.6%, of our total revenue for the year ended December 31, 2007, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

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

For example, the Health Insurance, Portability and Accountability Act of 1996 defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government healthcare programs.  Further, under separate statutes, any improper submission of claims for payment, causing any claims to be submitted that are “not provided as claimed,” or improper price reporting for products, may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

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

In October 2008, the FDA sent us a warning letter identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of LifeCell’s Strattice/LTM product.  This warning letter arose from a recent FDA inspection of our manufacturing facility that led to the issuance of a Form 483, in which the FDA identified certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  On September 8 and 16, 2008, we wrote to the FDA to explain our proposed corrective actions.  On October 15, 2008, we received a warning letter citing some of the GMP observations in the Form 483 relating to Strattice/LTM.  While the warning letter did not cite any of the GTP observations relating to AlloDerm, we have not received notice that the FDA’s observations with regards to AlloDerm have been resolved.  In the warning letter, the FDA indicates that our proposed corrective actions do not adequately resolve all of the issues identified in the Form 483 related to Strattice/LTM, and states that our failure to bring ourselves into compliance may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter asks that we explain how we plan to prevent these violations, or similar violations, from occurring again, and that we supply documentation of corrective actions taken.  We intend to respond timely and fully to the FDA’s requests and believe that this matter can be resolved without a material impact on our business.  We cannot give assurances, however, that the FDA will not take regulatory action or that the warning letter will not have a material impact on our business.

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

We have experienced and expect to continue to experience fluctuations in revenue and earnings for a number of reasons, including:

•	the level of acceptance of our V.A.C. Therapy systems and regenerative medicine products by customers and physicians;
•	the type of indications that are appropriate for regenerative medicine products or V.A.C. Therapy and the percentages of wounds that are considered good candidates for V.A.C. Therapy;
•	our ability to expand the use of our products into additional geographic markets;
•	third-party government or private reimbursement policies with respect to V.A.C. Therapy and competing products;
•	clinical studies that may be published regarding the efficacy of V.A.C. Therapy, including studies published by our competitors in an effort to challenge the efficacy of the V.A.C.;
•	changes in the status of GPO contracts or national tenders for our therapeutic support systems;
•	our ability to successfully combine the LifeCell and KCI businesses and achieve estimated synergies;
•	developments or any adverse determination in litigation;
•	new or enhanced competition in our primary markets; and
•	our ability to adjust spending in a time-effective manner to compensate for any unexpected revenue shortfall.

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

Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, decreases in revenue or delays in the recognition of revenue could cause significant variations in our operating results from quarter to quarter.  This could also cause a significant decline in the trading price of our stock.

Our business is also impacted by general economic conditions and related uncertainties affecting markets in which we operate.  The current economic conditions including capital market conditions could materially and adversely affect our business, results of operations and financial position.

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

Our substantial indebtedness as of September 30, 2008 was $1.7 billion. The term loan portion of our credit facilities has a required scheduled amortization, with the percentage to be amortized increasing over the term of the loan, as well as a requirement to use a portion of excess cash to pay down the debt. Our leverage is higher than KCI’s and LifeCell’s combined previously existing leverage. As a result of the increase in debt, demands on our cash resources for debt service have increased, which could have the effect of: reducing funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness; increasing our vulnerability to a general economic downturn or a significant reduction in the prices paid for the our products caused by the coverage or reimbursement decisions of third-party payers such as Medicare and private insurance. The increased debt service obligations may place us at a competitive disadvantage compared with our competitors with less debt; affecting our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes; and subjecting us to the risks of higher interest rates.

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

3.2	Fourth Amended and Restated By-laws of Kinetic Concepts, Inc. effective June 1, 2008 (filed as Exhibit 3.1 to our Form 8-K filed on June 2, 2008).
†10.1	Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

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

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: November 5, 2008	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2008	By: /s/ Martin J. Landon
Martin J. Landon
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Restated Articles of Incorporation (with Amendments) of Kinetic Concepts, Inc. (filed as Exhibit 3.4 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fourth Amended and Restated By-laws of Kinetic Concepts, Inc. effective June 1, 2008 (filed as Exhibit 3.1 to our Form 8-K filed on June 2, 2008).
†10.1	Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008.
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

†     Exhibit filed herewith.  Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.