Form 10-K
period 2008-12-31
KINETIC CONCEPTS INC /TX/
filed 2009-02-26
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
                                                                                                                                                                         Yes   ____         No     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $2,519,010,445 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

As of February 24, 2009, there were 70,794,103 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

KINETIC CONCEPTS, INC.

TRADEMARKS

The following trademarks are proprietary to KCI Licensing, Inc. and/or LifeCell Corporation, their affiliates and/or licensors and may be used in this report:  ActiV.A.C., AirMaxxis, AlloDerm, AlloDerm GBR, AtmosAir, AtmosAir, BariAir, BariatricSupport, BariKare, BariMaxx II, BioDyne, Conexa, Cymetra, Dri-Flo, DynaPulse, EZ Lift, FirstStep, FirstStep Advantage, First Step All in One, FirstStep Plus, FirstStep Select, FirstStep Select Heavy Duty, FluidAir, FluidAir Elite, GranuFoam, InfoV.A.C., InterCell, Innova Basic, Innova Extra, Innova Premium, InstaFlate, KCI, KCI The Clinical Advantage, KinAir IV, KinAir MedSurg, KinAir MedSurg Pulse, KCI Express, Kinetic Concepts, Kinetic Therapy, LifeCell, MaxxAir ETS, Maxxis 400, ParaDyne, PediDyne, PlexiPulse, Prevena, ReliefZone, Repliform, RIK, RotoProne, RotoRest, RotoRest Delta, Seal Check, SensaT.R.A.C., Strattice, T.R.A.C., TheraKair, TheraKair Visio, TheraPulse ATP,  TheraRest, TheraRest SMS, TriaDyne II, TriaDyne Proventa, TriCell, V.A.C., V.A.C. ATS, V.A.C. Freedom, V.A.C. GranuFoam Silver, V.A.C. Instill, V.A.C. Simplace Dressing, V.A.C. WhiteFoam, and V.A.C. WRN.  All other trademarks appearing in this report are the property of their holders.  The absence of a trademark or service mark or logo from this list does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. and/or LifeCell Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	the benefits that can be achieved with the LifeCell acquisition;
•	competition in our markets;
•	our ability to enforce and protect our intellectual property rights and the effects of intellectual property litigation on our business;
•	our ability to introduce competitive new products and services and enhance existing products and services on a timely, cost-effective basis;
•	risks of operating LifeCell operations from one facility;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	expectations for the outcomes of our clinical trials;
•	material changes or shortages in the sources of our supplies;
•	our ability to attract and retain key employees;
•	our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;
•	compliance with government regulations and laws;
•	projections of revenues, expenditures, earnings, or other financial items;
•	our ability to expand the use of our products into additional geographic markets;
•	changes in domestic and global economic conditions or disruptions of credit markets;
•	the plans, strategies and objectives of management for future operations;
•	risks inherent in the use of medical devices and the potential for patient claims;
•	risks of negative publicity relating to our products;
•	risks related to our substantial indebtedness;
•	restrictive covenants in our senior credit facility; and
•	any statements of assumptions underlying any of the foregoing.

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

PART I

ITEM 1.     BUSINESS

General

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the advanced wound care, regenerative medicine and therapeutic support system markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include biological soft tissue repair products made from human (“allograft”) and animal (“xenograft”) tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our Therapeutic Support Systems, or TSS, business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the U.S. and abroad.

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell Corporation (“LifeCell”) for an aggregate purchase price of approximately $1.8 billion.  LifeCell develops, processes and markets biological soft tissue repair products made from both allograft and xenograft tissue. This acquisition enhances our product platform and provides significant future growth opportunities.

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

Clinical Applications

Our advanced wound care systems, regenerative medicine products and therapeutic support systems address five principal clinical applications: advanced wound healing and tissue repair, pulmonary complications in the intensive care unit, regenerative medicine, bariatric care and wound treatment and prevention.

Advanced Wound Healing and Tissue Repair

In the acute care setting, serious trauma wounds, failed surgical closures, amputations (especially those resulting from complications of diabetes) and serious pressure ulcers present special challenges to the physician and to the patient. These are often complex and/or large wounds that are prone to serious infection and further complications due to the extent of tissue damage or the compromised state of the patient's health. These wounds are often difficult or in the worst cases, impossible to treat quickly and successfully with traditional treatments. Physicians and hospitals need a therapy that addresses the special needs of these wounds with high levels of both clinical and cost effectiveness. Given the high cost and infection risk associated with treating these patients in healthcare organizations, the ability to create healthy wound beds and reduce bacterial levels in the wound is particularly important. Our InfoV.A.C. and V.A.C. ATS Therapy systems are designed to meet these needs by promoting the reduction in local edema, managing exudate, removing infectious material, and stimulating the growth of healthy, vascularized granulation tissue.

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

Regenerative Medicine

Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels (the “tissue matrix”).  As part of the body’s natural regenerative process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix.  However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion, resulting in scar formation.  In such situations, surgeons face a number of treatment options for restoring structure, function and physiology, including the use of implant materials. Alternatives include transplants from one part of the patient’s body to another (“autograft”), processed allograft tissue, processed xenograft tissue and synthetic products.

We believe the use of autograft tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound.  We also believe there are disadvantages of using synthetic materials and certain biologic materials including their susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin.  Some biologic materials may include bovine collagen, which requires patient sensitivity testing.

We believe that our LifeCell allograft and xenograft products may provide surgeons with benefits over other implant materials.  Our tissue matrices undergo non-damaging proprietary processing, resulting in intact acellular matrices that are strong and support tissue regeneration by way of rapid revascularization.  Our proprietary tissue processes remove cells from biologic tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.

Pulmonary Complications in the Intensive Care Unit

The most critically ill patient population is generally cared for in the intensive care unit, or ICU, of a hospital, where they can receive the most intense medical treatment and attention. Patients treated in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries. These patients often have, or develop, pulmonary complications, such as Acute Respiratory Distress Syndrome, or ARDS, resulting directly from their conditions or stemming from their impaired mobility.  Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. For the fiscal year 2007, there were an estimated 1.4 million ICU patients in the U.S. with, or at risk of developing, pulmonary complications.

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

Bariatric Care

In the U.S., the prevalence of obesity has more than doubled from 11.6% in 1990 to approximately 26.3% in 2007.  In addition, obesity is now the second leading cause of preventable death in the U.S.  Obese patients are often unable to fit into standard-sized beds and wheelchairs and pose an increased risk to patients and caregivers.  KCI's BariatricSupport, a comprehensive offering of safety-focused and therapy-driven products, education and training enable caregivers to care for obese patients in a safe and dignified manner in all care settings.  While our bariatric products are generally used for patients weighing between 300 and 600 pounds, our products can accommodate patients weighing from 850 to 1,000 pounds. Our most sophisticated bariatric product can serve as a cardiac chair, weight scale, and x-ray table; and many of our products provide therapies like those in our wound treatment and prevention products. Moreover, treating obese patients is a significant safety issue for many healthcare organizations, causing several states and many organizations to adopt a "no lift" policy, because moving and handling obese patients increases the risk of injury to healthcare personnel. Our products and accessories assist organizations in complying with any applicable "no lift" policy and enable healthcare personnel to treat obese patients in a manner that is safe for healthcare personnel as well as safe and more dignified for the patient.

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

Products

We offer a wide range of products in each clinical application to meet the specific needs of different subsets of the markets we serve, providing innovative, cost effective, outcome-driven therapies across multiple care settings.

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

Our wound healing and tissue repair systems are targeted to meet the needs of specific care settings and wound or patient requirements, and consist of the following V.A.C. wound therapy systems:

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

•
The V.A.C. Instill System adds additional therapeutic capability to the V.A.C. Therapy system. The V.A.C. Instill combines the ability to instill fluids into the wound with V.A.C. Therapy. Fluids prescribed by physicians for topical use—including antibiotics, antiseptics and anesthetics—can be instilled, making the system particularly well suited for infected and painful wounds. Future uses could include cytokines, growth factors, or other agents to stimulate wound healing. Because the V.A.C. Instill is based on the V.A.C. ATS system, it also includes all the capabilities and features of the V.A.C. ATS.

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

•
The V.A.C. Freedom System was introduced in 2002 to meet the requirements for a lightweight product suitable for ambulatory patients. The V.A.C. Freedom system also utilizes T.R.A.C. technology and T.R.A.C. dressings.  As with the InfoV.A.C. system, as the ActiV.A.C. system is introduced to the post-acute market, the V.A.C. Freedom will be transitioned solely into the long-term care market.  In addition, our V.A.C. Freedom System has achieved Joint Airworthiness Certification (“JAC”) status by the U.S. Military, following an extensive evaluation process testing the device's safety for use on military aeromedical evacuation aircraft. The certification program is a shared U.S. Air Force-Army initiative and applies to specific U.S. Air Force aircraft and U.S. Army helicopters. The certification enables military caregivers to continue providing effective and uninterrupted treatment for injured military personnel being transported long distances from theatre hospitals to continental U.S. hospitals.

In addition to our GranuFoam dressing kits that are marketed with the V.A.C. wound therapy systems, we commercialize specialized dressings designed to enhance ease-of-use and effectiveness for the treatment of certain conditions, including the following:

•
In December 2008, we introduced the V.A.C. Simplace Dressing which features both a newly designed GranuFoam dressing and a 3M Tegaderm dressing designed exclusively for use with KCI's proprietary V.A.C. Therapy system.  The unique features of the V.A.C. Simplace Dressing kit are designed to simplify the V.A.C. Therapy dressing application process allowing a broader user-base to become comfortable using the technology with less training.  The new spiral shaped V.A.C. GranuFoam Dressing is pre-scored, reducing the need to cut the foam making it easier to place in the wound site. The 3M Tegaderm Dressing conforms to the body and flexes with the skin to help ensure that there is an optimal environment established for wound healing. The V.A.C. Simplace Dressings are now available in the U.S. and will be introduced in additional countries in 2009.

•
The V.A.C. GranuFoam Silver Dressing combines the proven benefits of negative pressure wound therapy, or NPWT, with the antimicrobial attributes of silver.  The V.A.C. GranuFoam Silver Dressing is the only silver dressing that allows the GranuFoam dressing pores to come in direct contact with the wound, eliminating the need for additional silver dressing layers that may inhibit negative pressure and granulation.  Micro-bonded metallic silver is uniformly distributed throughout the dressing, providing continuous delivery of silver even after dressing sizing.  A single application of V.A.C. GranuFoam Silver Dressing eliminates the need for adjunct silver dressings.  The dressing offers a protective barrier to reduce certain infection-producing bacteria, yeast and fungi, and may help reduce infections in the wound.

The superior clinical efficacy of our V.A.C. Therapy wound healing and tissue repair systems is supported by an extensive collection of published clinical studies. V.A.C. Therapy systems have been reviewed in at least 580 journal articles (479 peer-reviewed), 587 abstracts, 51 case studies and 62 textbook citations.  Of these, the research for 72 articles, 122 abstracts and all case studies were funded by research grants from KCI.  NPWT, as delivered by the V.A.C. Therapy system, has been granted a seal of approval by the American Podiatric Medical Association, the German Wound Healing Society and the Austrian Wound Healing Society.  In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

We are currently sponsoring multiple prospective, randomized and controlled multi-center clinical studies specifically designed to provide further evidence of V.A.C. Therapy's clinical efficacy for treating various targeted wound types.  Our research and development team has also initiated pilot studies to evaluate the effect of V.A.C. Therapy at the cellular and molecular levels.

Regenerative Medicine Products

Our regenerative medicine products include biological soft tissue repair products made from human (“allograft”) and animal (“xenograft”) tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  AlloDerm regenerative tissue matrix is donated allograft human dermis that has been processed with our non-damaging proprietary processing resulting in an intact acellular tissue matrix.  AlloDerm supports the repair of damaged tissue by providing a foundation for regeneration of normal human soft tissue.  Following transplant, AlloDerm is revascularized and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile scaffold and has multiple surgical applications.  AlloDerm is marketed to plastic reconstructive and general surgeons as an “off-the-shelf” superior alternative to other implant materials.  AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

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

Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth as an alternative to autologous connective tissue grafts excised from the roof of the patient’s mouth and then transplanted to the gum.  BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm for use in periodontal applications in the U.S. and certain international markets.

In June 2007, LifeCell received clearance from the Food and Drug Administration, or FDA, for a new xenograft product, Strattice reconstructive tissue matrix.  Strattice is porcine dermis that has been processed with our non-damaging proprietary processing that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response.  Strattice supports the repair of damaged tissue by allowing rapid revascularization and cell repopulation required for tissue regeneration.  In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing.  LifeCell commenced marketing Strattice during the first quarter of 2008 to plastic reconstructive and general surgeons as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes.  In October 2008, our LifeCell Tissue Matrix for the management of wounds utilizing our proprietary Strattice technology received 510(k) clearance from the FDA.  Additionally, we achieved CE marking and are now on the market in Germany and the UK.  The Strattice technology provides an environment that supports wound healing and can be used in the management of a wide range of wound types, including pressure ulcers, diabetic ulcers, venous ulcers, chronic vascular ulcers, surgical wounds, trauma wounds and other acute wounds.

Conexa reconstructive tissue matrix is the trade name for our porcine dermis product that has been processed with our non-damaging proprietary process and is used for soft tissue reinforcement in surgical procedures intended to repair rotator cuff tissue.  Tornier is our exclusive distributor for Conexa in the U.S. and certain international markets.

GraftJacket regenerative tissue matrix is the trade name for our proprietary human allograft tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement.  GraftJacket is also used by podiatrists for the treatment of lower extremity wounds.  Wright Medical Group, Inc. is our exclusive distributor for GraftJacket in the U.S. and certain international markets.

AlloCraftDBM is a proprietary human allograft bone-grafting product that combines demineralized bone and micronized acellular human dermal matrix to form a putty-like material.  AlloCraftDBM is intended for use as a bone void filler in various orthopedic surgical procedures.  Stryker Corporation is our exclusive distributor for AlloCraftDBM in the United States.

Repliform regenerative tissue matrix is the trade name for our proprietary human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures.  Since 1997, surgeons have used Repliform in urogynecologic procedures as a bladder sling in the treatment of stress urinary incontinence and for the repair of pelvic floor defects.

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

Our other Kinetic Therapy products include the TriaDyne Proventa, TriaDyne II, RotoRest Delta, and PediDyne. The TriaDyne Therapy System is used primarily in acute care settings and provides patients with four distinct therapies on an air suspension surface. The TriaDyne Therapy System applies Kinetic Therapy by rotating the patient up to 45 degrees on each side. There are three different modes of rotation: upper body only, full body rotation, and counter rotation, simultaneously rotating the patient's torso and lower body in opposite directions to keep the patient centered on the patient surface. The TriaDyne Therapy System also provides percussion therapy to loosen mucous buildup in the lungs and pulsation therapy to promote capillary and lymphatic flow. The RotoRest Delta is a specialty bed that can rotate a patient up to 62 degrees on each side for the treatment of severe pulmonary complications and respiratory failure. The RotoRest Delta is also designed, and has been shown, to improve the care of patients suffering from multiple trauma and spinal cord injury.  Kinetic Therapy has been clinically studied in at least 17 randomized clinical trials, 84 journal articles (69 peer-reviewed articles), 46 abstracts, 19 case studies and four textbook citations. Of these, the research for 18 articles, 33 abstracts and all case studies was funded by research grants from KCI.

Bariatric Care Products

Our bariatric products provide a range of therapy options and the proper support needed by obese patients that enable nurses to properly care for obese patients in a safe and dignified manner.  The most advanced product in this line is the BariAir Therapy System, a front-exit bed, which can serve as a critical care bed, cardiac chair or x-ray table for patients weighing up to 850 lbs.  The BariAir, first introduced in 1996, provides low-air-loss pressure relief with a Gore Medical fabric cover, continuous turn assist, percussion, pulsation and step-down features designed for both patient comfort and nurse assistance.  Designed for the most complex bariatric patient, we believe the BariAir is the only bariatric product available on the market that provides five therapies integrated into one system.

The FirstStep Select Heavy Duty overlay provides pressure-relieving low-air-loss therapy when placed on a BariKare bed.  The Maxxis 400 provides a homecare bariatric bed frame for patients weighing up to 1,000 pounds.  Our AirMaxxis product, to be used on the Maxxis 400 frame, is a mattress replacement system which provides a therapeutic air surface for the home environment for patients weighing up to 650 pounds.

The BariMaxx II bariatric therapy system is a modular bed that allows the clinician to choose the appropriate accessories for their environment and patient’s needs.  This platform, which comes standard with a foam mattress is built for patients weighing up to 1,000 pounds, and provides customers with many features including built-in scales, Trendelenburg and Reverse Trendelenburg positioning and an expandable frame.  The BariMaxx II side-exit feature allows the caregiver to assist patients in a more traditional exit of the bed. This is an important factor in a patient's rehabilitation and prepares them for facility discharge.  The MaxxAir ETS (Expandable Turning Surface) mattress replacement system is a low-air-loss, pressure relieving surface option for the BariMaxx II therapy system.  The MaxxAir ETS provides clinicians with rotational therapy of up to 30 degrees on each side, instant CPR deflation and a Gore Medical Fabric cover to assist in skin integrity.  Additionally, we offer a powered transport option that enables a single caregiver to safely and more easily transport patients on the BariMaxx II therapy system.

Recognizing the importance of safety in handling patients, all of our bariatric beds can be rented or sold with safety and mobility products such as the EZ Lift patient transfer system, an AirPal air assisted lateral transfer system, and other accessories such as wheelchairs, walkers and commodes to create a complete bariatric suite offering.  The flexibility of options is just one of the ways KCI helps caregivers in the day-to-day care of the bariatric patient and also assists them with compliance to "no lift" policies being implemented in healthcare organizations.

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

The KinAir MedSurg and KinAir IV have been shown to provide effective skin care therapy in the treatment of pressure sores, burns and post-operative skin grafts and flaps and to help prevent the formation of pressure sores and certain other complications of immobility. The FluidAir Elite and FluidAir II support patients on a low-pressure surface of air-fluidized beads providing pressure relief and shear relief for skin grafts or flaps, burns and pressure sores. The TheraKair, TheraKair Visio, and FirstStep family of overlays and mattress replacement systems are designed to provide pressure relief and help prevent and treat pressure sores. The FirstStep All in One is the only mattress replacement system that combines multiple therapy levels (low-air-loss, pulsation, and rotation) at different price points with a higher weight capacity to allow maximum flexibility to help organizations in optimizing patient care and nursing efficiency. The AtmosAir family consists primarily of for-sale mattress replacement products that have been shown to be effective for the prevention and treatment of pressure sores in a series of hospital-based case studies. The proprietary AtmosAir with Self Adjusting Technology (“SAT”) utilizes atmospheric pressure and gravity to deliver non-powered dynamic pressure relief.

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

These recent publications add to KCI's significant body of clinical evidence that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides a clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

We continue to successfully distinguish our V.A.C. Therapy products from competitive offerings through unique FDA-cleared marketing and labeling claims such as the V.A.C. Therapy system is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, additional claims were cleared by the FDA in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These claims are unique to KCI’s V.A.C. systems in the field of NPWT.

Within our regenerative medicine business, we also believe our allograft and xenograft tissue regeneration products provide surgeons with benefits over alternative products for soft tissue defects.  Our products offer surgeons and patients intact acellular matrices that are strong and which support tissue regeneration and the rapid restoration of blood supply.  Our proprietary tissue processes remove cells from biological tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.  The benefits of using LifeCell’s AlloDerm and Strattice products over the use of autografts and other processed and synthetic products include reduced patient discomfort from autograft procedures and reduced susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin.

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the U.S.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons regarding the use and potential benefits of our reconstructive tissue products.  We believe synergies will be realized through LifeCell’s leveraging of our extensive list of acute customers, prescribers and caregivers and our ability to promote the use of multiple KCI products and therapies for complex wounds and defects.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care and governmental payers. We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We have over 400 contracts with most of the largest private insurance payers in the U.S.

Extensive service center network.  With a network of 135 U.S. and 59 international service centers, we are able to rapidly deliver our products to major hospitals in the U.S., Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

Customers

We have a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the U.S.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons regarding the use and potential benefits of our reconstructive tissue products.  We believe synergies will be realized through LifeCell’s leveraging of our extensive list of acute customers, prescribers and caregivers and our ability to promote the use of multiple KCI products and therapies for complex wounds and defects.

Through our network of 135 U.S. and 59 international service centers, we are able to rapidly deliver our products to major hospitals in the U.S., Canada, Australia, New Zealand, Singapore, South Africa and most major European countries. This extensive network is critical to securing national contracts with GPOs, and allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products.  Our International division also serves the demands of a growing global market through relationships with independent distributors in Latin America, the Middle East, Eastern Europe and Asia.  Additionally, operations have been established in Japan and we are actively pursuing the regulatory approvals required to enter the Japanese market.

Our agreements with GPOs, reimbursement under Medicare Part B, and our contractual relationships with third-party private payers account for a significant portion of our revenues.  We have agreements with numerous GPOs which negotiate rental and purchase terms on behalf of large groups of acute care and extended care organizations.  Our largest GPO relationship is with Novation, LLC.  Under our agreements with Novation, we provide products and therapies to over 1,800 acute care and extended care organizations.  Rentals and sales to Novation participants in the years ended December 31, 2008, 2007 and 2006, accounted for $198.3 million, or 10.6% of total revenue, $193.6 million, or 12.0% of total revenue, and $179.2 million, or 13.1% of total revenue, respectively.  Medicare, which reimburses KCI for placement of our products and therapies with Medicare participants, accounted for $170.4 million, or 9.1% of total revenue, $181.5 million, or 11.3% of total revenue, and $165.4 million, or 12.1% of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.  No other individual customer or payer accounted for 10% or more of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Our customers typically rent our V.A.C. Therapy systems and therapeutic support systems, while they purchase our allograft and xenograft products and disposable products related to our advanced wound healing systems, such as V.A.C. dressings. We believe that some of our customers, who tend to be our larger customers, desire alternatives to rental for at least some of their business. We expect this trend may continue as V.A.C. penetration increases, and we are evaluating and developing alternative models that will meet our customers' needs now and into the future.

Employees

As of January 31, 2009, we had approximately 6,900 employees.  Our corporate, finance, administrative and V.A.C. and TSS research and development functions are performed by approximately 1,000 employees who are located in San Antonio, Texas.  Our U.S. operations had approximately 3,400 employees, including approximately 1,200 employees located in San Antonio who perform functions associated with customer service and sales administration.  As of December 31, 2008, we employed approximately 2,000 employees internationally, including approximately 1,700 employees located in our EMEA/APAC operations, which is primarily composed of our European operations and 300 located in Canada.  LifeCell, acquired in May 2008, has approximately 460 employees, of which approximately 350 are located in Branchburg, New Jersey.  Approximately 90 employees in our France subsidiary are represented by a workers' council, pursuant to applicable industrial relations laws.  Our employees are not otherwise represented by labor unions or workers' councils and we consider our employee relations to be good.

Corporate Organization

We are principally engaged in the rental and sale of advanced wound care systems, therapeutic support systems and regenerative tissue products throughout the U.S. and in 18 primary countries internationally.  As of December 31, 2008, we had direct operations in 18 foreign countries including Germany, Austria, the United Kingdom, Canada, France, the Netherlands, Switzerland, Australia, Italy, Denmark, Sweden, Norway, Ireland, Belgium, Spain, New Zealand, Singapore and South Africa.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell, a leader in innovative regenerative medicine products sold primarily throughout the U.S.  In the first quarter of 2009, we expanded the distribution of our regenerative products to the United Kingdom and Germany.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems product lines consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and is reported as its own operating segment.  The results of LifeCell’s operations have been included in our consolidated financial statements since the acquisition date.

We have three reportable operating segments: (i) North America – V.A.C. and Therapeutic Support Systems, which is comprised principally of the U.S. and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and Therapeutic Support Systems, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.

With approximately 3,700 employees as of December 31, 2008, our North America division serves the acute care, extended care and homecare markets in the U.S., Canada and Puerto Rico with the full range of our products and services. In the U.S., we distribute our medical devices and therapeutic support systems to acute care hospitals and extended care organizations and also directly serve the homecare market through our service center network. Our North America division accounted for approximately 67.7%, 76.0% and 77.2% of our total revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

Our EMEA/APAC division distributes our medical devices and therapeutic support systems through a network of 45 service centers and has key relationships with an extensive list of acute care hospitals. Our international corporate office is located in Amsterdam, the Netherlands. During 2008, our international manufacturing and engineering operations were based in the United Kingdom, Ireland and Belgium.  We also have research and development personnel in Japan who oversee our clinical studies and developments in that country.  In addition, our international division serves the demands of a growing global market through relationships with approximately 40 independent distributors in Latin America, the Middle East, Eastern Europe and Asia. The EMEA/APAC division consists of approximately 1,700 employees who are responsible for all sales, service and administrative functions within the various countries we serve. Our EMEA/APAC division accounted for approximately 24.0%, 24.0% and 22.8% of our total revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

Our LifeCell division develops, processes and markets biological soft tissue repair products made from human and animal tissue.  LifeCell currently markets AlloDerm in the U.S. for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization.  During the first quarter of 2008, LifeCell also commenced marketing Strattice through its direct sales and marketing organization.  As of December 31, 2008, our LifeCell division had a sales, marketing and customer service staff of approximately 130 employees, including approximately 100 in our domestic sales organization.   LifeCell accounted for approximately 8.3% of our total revenue for the year ended December 31, 2008.

Sales and Marketing Organization

Total selling, marketing and advertising expenses in each of the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Selling	$322,498	$273,127	$237,440
Percentage of total revenue	17.2%	17.0%	17.3%

Marketing	$67,973	$57,297	$58,938
Percentage of total revenue	3.6%	3.6%	4.3%

Advertising	$9,646	$8,090	$7,406
Percentage of total revenue	0.5%	0.5%	0.5%

V.A.C. and TSS Operations

Our worldwide sales organization consists of approximately 2,000 individuals and is organized by care setting. Since physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care. We have approximately 630 clinical consultants, all of whom are healthcare professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols. Our clinicians educate the hospital, long-term care organization or home health agency staff on the use of our products. In addition, we employ approximately 160 specialists who consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

Our U.S. sales organization includes approximately 1,200 employees.  Effective February 2008, our U.S. sales organization was realigned to provide for a dedicated sales force for our therapeutic support systems separate from our V.A.C. Therapy products.  Our international sales organization includes approximately 700 employees in 18 foreign countries. In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.

LifeCell Operations

LifeCell currently markets AlloDerm in the U.S. for plastic reconstructive, general surgical and burn applications through its direct sales and marketing organization.  During the first quarter of 2008, LifeCell also commenced marketing Strattice through its direct sales and marketing organization.  As of December 31, 2008, LifeCell had a sales, marketing and customer service staff of approximately 130 employees, including 100 in the U.S. sales organization.  LifeCell sales representatives are responsible for interacting with plastic surgeons; general surgeons; ear, nose and throat surgeons; and burn surgeons to educate them regarding the use and potential benefits of LifeCell’s reconstructive tissue products.  LifeCell also participates in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposia.

BioHorizons Implant Systems, Inc., is an exclusive distributor in the U.S. and certain international markets of AlloDerm for use in periodontal applications.  Wright Medical Group is an exclusive distributor in the U.S. and certain international markets for GraftJacket.  Stryker Corporation is an exclusive distributor in the U.S. for AlloCraft DBM. Boston Scientific Corporation is an exclusive worldwide sales and marketing agent for Repliform for use in urogynecology.  Tornier is an exclusive distributor for Conexa in the U.S. and certain international markets.

Service Organization

Our U.S. operations have a national 24-hour, seven day-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers' needs. Additionally, our U.S. operations have approximately 1,200 employees located in San Antonio who perform functions associated with customer service and sales administration. In 2005, we launched KCI Express, our secure and encrypted website allowing customers in acute care, extended care and homecare to transact business with KCI directly on the web.  Our website, www.kciexpress.com, provides KCI’s customers self-service applications designed to meet the specific needs in their care setting.  Our North America division distributes our medical devices and therapeutic support systems through a network of 135 service centers.  Our U.S. division's network gives us the ability to deliver our products to any major Level I domestic trauma center within hours.  Our international operations distribute our medical devices and therapeutic support systems through a network of 59 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market, but vary by country to ensure we meet the unique needs of our international customers.

In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  To ensure availability when products are needed, the service organization manages our rental fleet of approximately 170,000 units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 1,000 employees in the U.S. and 600 employees internationally.

Research and Development

In 2008, we continued our successful track record of pioneering advanced wound care, regenerative medicine and therapeutic support system technologies through new product introductions and significant enhancements to existing products. Our development and commercialization of V.A.C. Therapy systems, including proprietary disposable dressings, has established KCI as a leader in advanced wound care. With the recent acquisition of LifeCell, we now offer a portfolio of regenerative medicine products that are used in a variety of surgical procedures including: breast reconstruction, abdominal wall reconstruction, orthopedic repair, and burn management.  From LifeCell, we also gained valuable biological matrix knowledge and technologies to complement our product development efforts.  Our therapeutic support systems technology originated with the introduction of the RotoRest bed over 30 years ago. Since that time, we have continued to develop and commercialize a broad spectrum of therapeutic support systems which have significantly enhanced patient care.  Additionally, we continue to strengthen our medical capabilities and commitments to clinical research that continues to demonstrate the benefits of our technologies.  Our research and development activities are managed by approximately 240 employees worldwide.

One of our primary focuses for innovation is to gain greater insights into areas of high clinical needs, where we can bring new product solutions with novel technologies to help clinicians address these problems.  We aim to expand our product offerings beyond wound care, to areas that address significant unmet needs of our customers and their patients.  In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use.  Significant investments in our 2008 research and development included:

•	new, advanced wound healing systems and dressings tailored to the needs of different wound types and care settings;
•	new technologies in wound healing and tissue repair;
•	new applications of negative pressure technology for other therapeutic modalities;
•	initiation, execution or support of a number of clinical trials, registries, development studies, and investigator initiated trials;
•	development of new surgical applications for Strattice;
•	development of programs designed to expand our product line in the rapidly growing biosurgery market.

Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Research and development spending	$75,839	$50,532	$36,694
Percentage of total revenue	4.0%	3.1%	2.7%

Our regenerative medicine research activities are funded by current operations, as well as research grants obtained through external organizations, including the National Institutes of Health and the Department of Defense.  Research grant revenues of $291,000 were recognized in 2008, subsequent to the LifeCell acquisition.

Patents, Trademarks and Licenses

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties.  We seek patent protection in the U.S. and abroad.  We have approximately 175 issued U.S. patents relating to our existing and prospective lines of therapeutic medical devices.  We also have approximately 200 pending U.S. patent applications.  Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks.  We have approximately 85 trademarks and service marks registered with the U.S. Patent and Trademark Office.  We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

We have patents relating to our current V.A.C. Therapy products, in the form of owned and licensed patents, including approximately 60 issued U.S. patents (including 17 design patents) and approximately 145 U.S. patent applications pending.  Our worldwide patent portfolio (including owned and licensed patent assets) relating to current and prospective technologies in the field of V.A.C. Therapy includes more than 700 issued patents and approximately 660 pending patent applications, including protection in Europe, Canada, Australia, Japan and the U.S.  Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority.  The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S.  We also have multiple longer-term patent filings directed to cover unique central systems, dressings and other improvements of the V.A.C. Therapy system.

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

There are certain primary patents and patent applications that we rely upon to protect our regenerative medicine technology.  Three issued U.S. patents cover methods of producing our tissue-based products and products made by some of these methods. Seven additional U.S. patents and thirteen pending U.S. patent applications supplement these patents and cover methods and apparatus for using, preparing, preserving and freeze-drying tissue-based products.  Additionally, we license rights to additional technologies, some of which are protected by patents owned by others.  We also have applied for patent protection in several foreign countries.  Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

We have federal trademark or service mark registrations that we currently use for LifeCell, which concern processing and preserving tissue samples; for AlloDerm, which concerns our human allograft tissue matrix products; for Strattice, our xenograft tissue matrix product; and for Repliform, the version of AlloDerm for urology and gynecology.  GraftJacket is a registered trademark of Wright Medical Group.  AlloCraftDBM is a registered trademark of Stryker Corporation.

We are subject to legal proceedings involving our patents that are significant to our business.  These proceedings are discussed subsequently in "Item 3: Legal Proceedings."

Manufacturing

Our manufacturing processes for V.A.C. Therapy systems and therapeutic support systems, including mattress replacement systems and overlays, involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using (1) metal parts that are fabricated, machined, and finished internally, (2) fabric that is cut and sewn internally and externally, and (3) plastics, electronics and other component parts that are purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is low. The manufacturing process and quality system are in compliance with the International Organization for Standardization, or ISO, specifically ISO 13485:2003, and the U.S. Food and Drug Administration’s Quality System Regulation, 21 CFR 820.

Effective November 2007, we entered into a supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd., which was subsequently amended as of July 31, 2008.  The agreement has a term of five years through November 2012 and is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary three-months or more prior to the expiration of the then-current term.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement.  We currently maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the U.S. and nine weeks in Europe. Our manufacturing plant in Ireland currently manufactures our V.A.C. Therapy units for our global markets which had previously been manufactured in our San Antonio, Texas and United Kingdom plants.  Additionally, beginning in 2009, the Ireland plant will start manufacturing certain disposable supplies which are currently supplied by Avail Medical. Approximately 24.0% and 24.1% of our total revenue for the years ended December 31, 2008 and 2007, respectively, was generated from the sale of these disposable supplies.   In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

We conduct our regenerative medicine manufacturing operations, including tissue processing, warehousing and distribution at a single location in Branchburg, New Jersey.  We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods intended to comply with appropriate FDA and ISO requirements.  During 2008, our regenerative medicine operations operated with 85-90% cumulative utilization of plant and equipment.  We are currently validating a new manufacturing suite in our existing facility that will be operational by the end of the first quarter of 2009.  With the addition of this new manufacturing facility, we believe that we will have sufficient manufacturing capacity for anticipated growth in the near term.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from a recent FDA inspection of our manufacturing facility that led to the issuance of a Form 483, in which the FDA identified certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the Form 483 describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in the 483 response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how we plan to prevent GMP violations from occurring in the future, and that we supply documentation of corrective actions taken.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  We are currently in dialogue with the FDA regarding the corrective actions.  While we believe that this matter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on our business. While the warning letter did not cite any of the GTP observations relating to AlloDerm, we have not received notice that the FDA’s observations with regards to AlloDerm have been resolved.

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

Competition

We believe that the principal competitive factors within our markets are clinical efficacy, clinical outcomes, cost of care and service. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional healthcare GPOs. We have contracts with most major hospital GPOs and most major extended care GPOs for V.A.C. Therapy systems. The medical device industry is highly competitive and is characterized by rapid product development and technological change. In order to remain competitive with other companies in our industry, we must continue to develop new cost-effective products and technologies that result in superior clinical outcomes.

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

Our advanced wound care business primarily competes with Smith & Nephew, Huntleigh Healthcare/Gettinge, Talley and RecoverCare/Sten+Barr, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy systems.  In addition to direct competition from companies in the advanced wound care market, healthcare organizations may from time to time attempt to assemble NPWT devices from standard hospital supplies.  While we believe that many possible NPWT device configurations by competitors or healthcare organizations would infringe our intellectual property rights, we may be unable to enforce our rights against the sale or use of such potentially competing products, which could harm our ability to compete and could adversely affect our business.

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

Our regenerative medicine products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.  Our tissue matrix products compete with synthetic surgical mesh products marketed by such large medical device companies as Johnson & Johnson; C.R. Bard; W.L. Gore & Associates; and Integra Life Sciences Holdings Corporation.  They also compete with animal-derived products marketed by companies such as C.R. Bard; Cook, Inc.; and Tissue Science Laboratories, plc.  Two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and RTI BioLogics, distribute human tissue-based products that compete with our products.  MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson.  RTI BioLogics distributes its products through C.R. Bard and Mentor Corporation.  Our AlloCraftDBM product competes with other similar bone repair products produced by companies such as RTI BioLogics.; Osteotech, Inc.; AlloSource; Wright Medical Group; Isotis Orthobiologics; and MTF.

Reimbursement

We have extensive contractual relationships and reimbursement coverage for our products in the U.S.  We have contracts with nearly all major acute care hospital organizations and most major extended care organizations.  As of December 31, 2008, we have V.A.C. contracts with private and governmental payer organizations covering over 200 million member lives in the U.S., which represents more than 10 times the number of member lives we had under contract as of mid-2000.  Our products are rented and sold principally to hospitals, extended care organizations and directly to patients in the home who receive payment coverage for the products and services they utilize from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the U.S. and other publicly-funded health plans in foreign jurisdictions.  As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers.  The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payer involved and the setting to which the product is furnished and in which it is utilized by patients.  Generally, acute and extended care organizations pay us directly for our products and services; however, in the homecare market, we provide our products and services directly to patients and bill third-party payers.   We believe that government and private insurance efforts to contain or reduce healthcare costs are likely to continue.  These trends may lead third-party payers to deny or limit coverage and reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.

The following table sets forth, for the periods indicated, the percentage of revenue derived from different types of payers:

	2008	2007	2006

Acute and extended care organizations	70.3%	67.4%	67.9%
Third-party payers	29.7%	32.6%	32.1%

Hospital Setting

Acute care hospitals in the U.S. and in most of the countries where we conduct business are generally reimbursed for the treatment of patients by governmental healthcare programs or private insurance.  In the U.S., Medicare reimburses acute care hospitals for inpatient operating costs based upon prospectively determined rates.  Under the inpatient prospective payment system, or IPPS, acute care hospitals receive a predetermined payment rate for each hospital discharge.  The fixed payment amount is based upon each patient’s Medicare Severity Diagnosis Related Group, or MSDRG.  Every MSDRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis.  The MSDRG payment rates are based upon historic national average costs and do not consider the actual costs incurred by a hospital in providing care to an individual patient.  Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay.  Accordingly, U.S. acute care hospitals generally do not receive direct Medicare reimbursement under the IPPS for the distinct costs incurred in purchasing or renting our products.  Rather, reimbursement for these costs must come from within the MSDRG payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products.  U.S. long-term care and rehabilitation organizations are now also paid under a prospective payment system, or PPS, rate that does not directly account for all actual services rendered.  Because PPS payments are based on predetermined rates, and may be less than a facility’s actual costs in furnishing care, organizations have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our products, that will reduce the length of inpatient stays, reduce avoidable procedures, decrease labor or otherwise lower their costs.  Such facilities are also incentivized to pay as little as possible to procure such beneficial equipment and supplies.  In the hospital setting, we generally contract directly with healthcare facilities, or group purchasing organizations representing such facilities, for the rental or sale of our products at rates which are negotiated independently of the reimbursement amounts the facilities receive for the treatment of patients using our products.

From time to time, U.S. and foreign governmental payers make changes to the way they reimburse hospitals and other facilities for the treatment of patients.  The change in fiscal year 2008 to restructure the inpatient MSDRGs to account more fully for the severity of patient illness reclassified the 538 Diagnosis Related Groups, or DRGs, into 745 new severity-adjusted MSDRGs.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years.  These changes or others that may be adopted in the U.S. or internationally could ease or increase pressure on prices paid by acute care hospitals to KCI depending on hospital case mix and alter the demand for our products based on hospital case mix.

Skilled Nursing Facility Setting

We provide products to patients in skilled nursing facilities and long term care centers in the U.S. and in most of the countries where we conduct business.  In this care setting, KCI generally receives payment either directly from the facility pursuant to a negotiated agreement, from a patient’s private insurance carrier, or directly from the patient.  In many cases, these facilities are reimbursed directly by governmental healthcare programs or private insurance similar to acute care facilities, as described above.  In the U.S., Medicare reimbursement for skilled nursing facilities is conducted under a prospective payment system, where Medicare patients are assigned categories upon admission based upon the medical services and functional support the patient is expected to require.  The facility then receives a prospectively determined daily payment based upon the category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services.  Many U.S. state Medicaid programs reimburse skilled nursing facilities in a similar manner, while some Medicaid programs may provide additional reimbursement to facilities based on the actual care provided to patients.  Because many skilled nursing facilities and other long term care centers receive fixed reimbursement amounts based on assigned patient categories, rather than the actual cost of care, these facilities face increasing cost pressures due to rising healthcare costs.

Home Setting

In the home care setting, we generally provide products directly to patients and receive direct reimbursement from governmental healthcare programs, private insurance, or the patient.  The demand for our products in the home is highly dependent upon the coverage and reimbursement determinations of governmental and private insurance payers.  In the U.S., we provide products to Medicare beneficiaries under the Part B program, which reimburses beneficiaries, or suppliers accepting an assignment of the beneficiary's Part B benefit, for the purchase or rental of Durable Medical Equipment (“DME”) for use in the beneficiary's home or a home for the aged.  As long as we continue to provide our products to Medicare beneficiaries for use in the homecare setting and the Medicare Part B coverage criteria are met, our homecare products are reimbursed under the Medicare DME benefit.  Pursuant to the fee schedule payment methodology for this category, Medicare pays a monthly rental fee equal to 80% of the established allowable charge for the item.  The patient (or his or her supplemental insurer) is responsible for the remaining 20%.  In contrast to the hospital and skilled nursing facility settings where we bill and collect from the inpatient facilities, KCI generally bills the Medicare program and other insurers directly, on an assignment basis, for the covered homecare items we furnish.  This direct billing, including billing to federal healthcare programs, raises additional potential liabilities.  See “Government Regulation – Fraud and Abuse Laws.”

In the U.S., our V.A.C. Therapy Systems are subject to Medicare Part B reimbursement in the home. Many U.S. insurers have adopted coverage criteria similar to Medicare standards.  We have received governmental home care reimbursement in a number of countries outside the U.S. where we conduct business and we are actively seeking reimbursement and coverage in other countries.  Receiving and increasing reimbursement levels for our products is essential to maintain demand for our products.  Any adverse determinations or reductions in governmental reimbursement for our products in the U.S. or internationally could negatively affect the demand for our products.

In addition, governmental programs frequently adopt new reimbursement rules and practices that may affect our business.  In 2003, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule implementing an "inherent reasonableness" authority, which allows CMS and its administrative contractors to adjust reimbursement amounts for durable medical equipment covered under Medicare Part B by up to 15% per year when the existing fee schedule payment amount for an item or service is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used by CMS and the administrative contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  CMS may make a larger adjustment each year if they undertake prescribed procedures for determining the appropriate payment amount for a particular service.  Using this authority, CMS and the administrative contractors could reduce KCI’s reimbursement levels for its home care products covered by Medicare Part B.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, provides for revisions to the manner in which payment amounts are to be calculated over the next five years (and thereafter).  The MMA contains revisions to payment methodologies and other standards for items of DME.  These revisions could have a direct impact on our business.  In the MMA, Congress directed CMS to establish a competitive bidding program to pay for certain items of durable medical equipment, prosthetics, orthotics and supply, or DMEPOS, beginning in 2007.

CMS formally launched the DMEPOS competitive bidding program through publication of a final rule in April 2007, under which suppliers were required to bid and meet certain program standards in order to supply selected DMEPOS items to Medicare beneficiaries in certain designated geographic areas.  In 2008, CMS operated competitive bidding areas, or CBAs, for NPWT within 8 large metropolitan areas before Congress enacted the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) on July 15, 2008.  Several key provisions of MIPPA include the exemption of NPWT from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by CMS in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until at least January 2010 and of the second round of competitive bidding until at least January 2011. The law also defers competitive bidding for NPWT until at least January 2011 and imposes a 9.5% price reduction for all U.S. Medicare placements of equipment as of January 2009.  The 9.5% reduction in reimbursement will result in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the Medicare reimbursement reduction will negatively impact our 2009 revenue by approximately 1.0%, compared to pre-2009 reimbursement levels.

Additionally, MIPPA directed CMS to evaluate the NPWT codes for the consideration of coding changes after the evaluation of all relevant studies and information.  On December 30, 2008, KCI received notice that CMS had contracted with the Agency for Healthcare Research and Quality (“AHRQ”) and their subcontractor, the ECRI Institute, and have begun the NPWT Technology Assessment as directed by Congress in the MIPPA.  After AHRQ releases their NPWT Technology Assessment, CMS will make preliminary coding recommendations for this category in April, with a final coding decision released in the fourth quarter of 2009.  Any changes in coding to this category will be effective January 1, 2010.  U.S. Medicare Part B revenue was approximately 17.0% of our total U.S. V.A.C. Therapy revenue, or 9.1% of KCI’s total revenue for the year ended December 31, 2008.  The future impact for KCI will vary based on whether CMS differentiates the NPWT codes based on the published clinical and scientific evidence or maintains current coding.  KCI feels well positioned for the NPWT Technology Assessment and coding review given our substantial body of clinical and scientific evidence, including 16 Randomized Clinical Trials and over 470 peer reviewed studies; numerous published clinical guidelines; and outstanding support of the clinical community.

International (OUS) Coverage and Reimbursement

In order for KCI to meet its business objectives, it is important that with regard to our products the company achieve increasing market penetration in countries outside the U.S., or OUS.  In most OUS markets, KCI’s V.A.C. Therapy System is covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post acute or community based care settings. However, in certain countries important to KCI’s growth, such as Germany, United Kingdom, France and Spain, post acute care coverage and reimbursement are largely provided on a case by case basis and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community based (outpatient) care settings. In targeted countries, KCI is utilizing accepted “coverage with evidence” mechanisms in close cooperation with local esteemed clinicians and clinical centers, government health ministry officials, and in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement. Strattice, KCI’s newest tissue regeneration product from LifeCell has achieved regulatory clearance in European Union countries, which enables KCI to pursue the evidence requirements for coverage and reimbursement. It can be expected that this process is more complex and by definition lengthier due to the biotech category in which they reside.

In the Asia/Pacific Region (“APAC”), major coverage and reimbursement efforts for our V.A.C. Therapy Systems are underway.  In Japan, we are currently seeking reimbursement to facilitate commercialization of our V.A.C. Therapy System in the acute care setting.  Related to our reimbursement efforts in Japan, we have reported successful results from our V.A.C. clinical trials.  We have submitted the required dossiers for regulatory approval and are currently in the process of responding to questions from the Pharmaceutical and Medical Devices Agency, which serves as the regulatory authority in Japan.  In Australia, where acute care reimbursement for the V.A.C. Therapy System has been approved for many years, the company is seeking reimbursement approval for V.A.C. in the post acute or community based settings.  In this regard, negotiations are underway with the Australian health ministry, as well as that country’s largest private payers. Other APAC countries that are important to KCI’s growth are China, India, South Korea, Taiwan and Singapore, but these for the present are secondary targets with regard to the allocation of KCI health economic and reimbursement resources.

Overall, the prospects of KCI achieving its world-wide coverage and reimbursement goals for its products in both acute and post acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs balanced by the significant and growing evidence that KCI wound healing products have demonstrated the ability to prepare wounds for closure while reducing the costs associated with them. KCI believes that its plans to achieve positive coverage and reimbursement decisions for its products in OUS countries are sound, based on a growing need for clinical and economic evidence of their necessity and that the company is prioritizing these country by country efforts appropriately.

LifeCell Regenerative Tissue Matrices

LifeCell regenerative tissue matrices, AlloDerm and Strattice, are used primarily by plastic and reconstruction surgeons and general surgeons treating patients with complex abdominal wall/hernia repair and breast reconstruction postmastectomy. Hospitals are the primary purchasers of the matrices, and these surgical procedures are handled primarily in the hospital inpatient care setting with reimbursement associated with the appropriate MSDRG.  Surgeons are reimbursed based on the appropriate Current Procedural Terminology reflecting the services provided.  The majority of patients treated with AlloDerm or Strattice are non-Medicare patients.

LifeCell is paid directly by hospitals, who seek reimbursement for surgical procedures from both private and public insurers.  As of 2007, the majority of private and public insurers did not provide coverage or payment for the use of AlloDerm in connection with a surgical procedure, and AlloDerm was considered to be experimental, investigational and not medically necessary.  Often, this would result in hospitals and doctors not being reimbursed for procedures using AlloDerm.  LifeCell made significant efforts in 2008 to inform and educate private insurers about AlloDerm and the value it brings to the patient in terms of improved clinical outcomes.  By the end of 2008, several major national and regional insurers have revised their policies to provide coverage for the use AlloDerm in connection with surgical procedures, which is now available to more than 90 million lives in the U.S.

At the end of 2008, CMS changed the Healthcare Common Procedure Coding System (“HCPCS”) coding for all tissue/skin substitute biologicals from J codes to Q codes.  During the transition change to Q codes, effective January 1, 2009, the agency inadvertently did not assign a distinct Q code for AlloDerm.  LifeCell Corporation is currently working with the agency to correct this discrepancy.  HCPCS codes are important to facilities for appropriate payment for AlloDerm when procedures are able to be conducted in a Hospital Outpatient setting or in an Ambulatory Surgery Center.  A favorable resolution is anticipated by the third quarter of 2009.

With the launch of Strattice in the first quarter of 2008, efforts to secure insurance coverage will be initiated with the support of published clinical data.  Initial private insurance coverage has been favorable.  On December 23, 2008, LifeCell submitted to CMS a HCPCS Coding Modification Recommendation requesting an appropriate HCPCS code for Strattice.  This submission will be reviewed by the agency.  A preliminary decision is expected in the first quarter of 2009, with the opportunity to comment on the preliminary decision in late spring or early summer 2009, with a final determination made in late October or early November 2009.  A successful determination will provide Strattice a new HCPCS code effective January 1, 2010.

Human Tissue Procurement

In 2008, we obtained all of our donated human cadaveric tissue from tissue banks and organ procurement organizations in the U.S.  These tissue banks and organ procurement organizations are subject to Federal and state regulations.  In addition, we require supplying tissue banks and organ procurement organizations to comply with voluntary procedural guidelines outlined by the American Association of Tissue Banks (“AATB”).  The AATB is recognized for the development of industry standards and its program of inspection and accreditation.  The AATB provides a standards-setting function and has procedures for accreditation similar to the ISO standards.  We are accredited by the AATB.

We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our allograft tissue based products in the foreseeable future.  To date, we have not experienced any material difficulty in procuring adequate donated cadaveric tissue.

Market Outlook

Reimbursement of Healthcare Costs and Healthcare Reform

The demand for our products is highly dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment policies of these third-party payers are revised in light of increased efforts to control healthcare spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease.

The importance of payer coverage policies has been demonstrated by our experience with our V.A.C. technology in the homecare setting. On October 1, 2000, a Medicare Part B policy was approved, which provided for reimbursement codes, an associated coverage policy and allowable rates for the V.A.C. Therapy systems and V.A.C. disposable products in the homecare setting.  The policy facilitated claims processing, permitted electronic claims submissions and created a more uniform claims review process.  Because many payers look to Medicare for guidance in coverage, a specific Medicare policy is often relied upon by other payers.  In contrast with this U.S.-based experience, coverage in several European countries has been limited to case-by-case approvals until the appropriate approvals have been granted by the government-sponsored approval body.  Switzerland approved homecare reimbursement in 2004, which has opened the market for broad use in the home.  In February 2008, the German Ministry of Health approved a clinical study, including paid placements, which will allow selected patients to receive V.A.C. Therapy in the home.  During the study period, KCI will receive reimbursement from German health insurance funds for patients participating in this study.  In other countries, such as Austria and the Netherlands, coverage by insurance companies is widespread, even without formal government approval.

A significant portion of our wound healing systems revenue is derived from home placements, which are reimbursed by both governmental and non-governmental third-party payers.  The reimbursement process for homecare placements requires extensive documentation, which has slowed the cash receipts cycle relative to the rest of our business.

In the U.S., healthcare reform legislation will most likely remain focused on reducing the cost of healthcare. We believe that efforts by private payers to contain costs through managed care and other methods will continue in the future as efforts to reform the healthcare system continue.  Current methods to contain healthcare costs include the MMA revisions that cease increases to DME fee schedule reimbursement through 2008 and the forthcoming Medicare DMEPOS competitive bidding program, each of which could impact reimbursement of our homecare products.

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

The assignment of CMS reimbursement codes to competing products also increases the likelihood of the NPWT product category being included in future rounds of the DMEPOS Medicare competitive bidding program, which could negatively impact KCI’s revenue from products that are reimbursed by Medicare in the homecare setting.  Although NPWT’s participation in the competitive bidding program has been delayed, we anticipate that NPWT will be included in the competitive bidding process beginning in January 2011.

The reimbursement of our products is also subject to review by government contractors that administer payments under federal healthcare programs, including Durable Medical Equipment Medicare Administrative Contractors, or DMACs, and Program Safeguard Contractors, or PSCs.  The DMACs have the authority to make local or regional determinations and policies for coverage and payment of DME used in the home.  The local coverage determinations published by the DMACs define coverage criteria, payment rules and documentation that will be applied to DMEPOS claims processed by the DMACs.  Adverse interpretation or application of DMAC coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products.  Such adverse determinations and changes can often be challenged only through an administrative appeals process.

Consolidation of Purchasing Entities

The many healthcare reform initiatives in the U.S. have caused healthcare providers to examine their cost structures and reassess the manner in which they provide healthcare services.  This review, in turn, has led many healthcare providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies.  A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home healthcare agencies, have been affected by this consolidation.  An extensive service and distribution network and a broad product line are key to servicing the needs of these larger provider networks. In addition, the consolidation of healthcare providers often results in the re-negotiation of contracts and the granting of price concessions.  Finally, as GPOs and integrated healthcare systems increase in size, each contract represents a greater concentration of market share and the adverse consequences of losing a particular contract increases.

Government Regulation

Overviews

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

In the U.S., medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Although many Class I devices are exempt from certain FDA requirements, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to the Quality System Regulation).  Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries and FDA guidelines).  Generally, Class III devices are high-risk devices that receive significantly greater FDA scrutiny to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed Class I or Class II devices).  Before a new medical device can be introduced in the market, the manufacturer must generally obtain FDA clearance (510(k) clearance) or pre-market application, or PMA, approval.  All of our current products have been classified as Class I or Class II devices, which typically are marketed based upon 510(k) clearance or related exemptions.  A 510(k) clearance will generally be granted if the submitted information establishes that the proposed device is "substantially equivalent" in intended use and technological characteristics to a legally marketed Class I or Class II medical device or to a Class III device on the market since May 28, 1976, for which PMA approval has not been required. A PMA approval requires proof to the FDA's satisfaction of the safety and effectiveness of a Class III device. A clinical study is generally required to support a PMA application and is sometimes required for a 510(k) pre-market notification.  For "significant risk" devices, such clinical studies generally require submission of an application for an Investigational Device Exemption. The FDA's 510(k) clearance process usually takes from four to twelve months, but may take longer.  The PMA approval process is much more costly, lengthy and uncertain. The process generally takes from one to three years; but it may take even longer.

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

Manufacturers of medical devices for marketing in the U.S. are required to adhere to applicable regulations, including the Quality System Regulation, or QSR, (formerly the Good Manufacturing Practice regulation), which imposes design, testing, control and documentation requirements.  Manufacturers must also comply with the Medical Device Reporting, or MDR, regulation, which generally requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.  We are subject to routine inspection by the FDA and certain state agencies for compliance with QSR requirements, MDR requirements and other applicable regulations.  Recently, CMS announced that all DMEPOS suppliers need to be accredited by a nationally recognized accreditation body by September 30, 2009 in order to maintain Medicare billing privileges.  In December 2005, KCI received accreditation from the Joint Commission on Accreditation of Healthcare Organizations, or Joint Commission.  Under this accreditation process, KCI will be reevaluated every three years and is subject to routine unannounced inspections by the Joint Commission to ensure continued compliance with standards.  KCI completed its reaccreditation survey with the Joint Commission in December 2008.

FDA Classification of LifeCell Products

We believe that AlloDerm, GraftJacket and Repliform satisfy FDA requirements to be considered human cells, tissues, or cellular and tissue-based products, or HCT/P, eligible for regulation solely as human tissue and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products.  AlloCraftDBM is regulated as an HCT/P and medical device and received 510(k) clearance from the FDA in December 2005.

Strattice is regulated as a medical device and received 510(k) clearance from the FDA in June 2007 for use as a soft tissue patch to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes, including the repair of hernias and/or body wall defects which require the use of a reinforcing or bridging material.  In October 2007 and April 2008, we received additional 510(k) clearances for Conexa allowing its use for reinforcement of soft tissue repaired by sutures or suture anchors during tendon repair surgery including reinforcement of rotator cuff, patellar, achilles, biceps, quadriceps, or other tendons.

FDA Human Tissue Regulation

FDA regulatory requirements for human allografts are complex and constantly evolving.  In 2001, the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products to register their establishments and list their products with the FDA.  The 2001 final rule sets forth the FDA’s test for determining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation).  A product containing human tissue may be regulated solely as a human cellular and tissue-based product or it may also be subject to regulation as a medical device or biologic.  The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions).  HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

The FDA has also issued regulations that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow good tissue practice (“GTP”) in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases.  Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements.  The new regulations also require us to report adverse reactions and deviations from donor screening and other applicable requirements.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from a recent FDA inspection of our manufacturing facility that led to the issuance of a Form 483, in which the FDA identified certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the Form 483 describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in the 483 response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how we plan to prevent GMP violations from occurring in the future, and that we supply documentation of corrective actions taken.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  We are currently in dialogue with the FDA regarding the corrective actions.  While we believe that this matter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on our business. While the warning letter did not cite any of the GTP observations relating to AlloDerm, we have not received notice that the FDA’s observations with regards to AlloDerm have been resolved.

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing.  We include in our pricing structure the fees paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies.  NOTA does not apply to xenograft tissue products.

Fraud and Abuse Laws

There are numerous rules and requirements governing the submission of claims for payment to federal healthcare programs.  If we fail to adhere to these requirements, the government could allege that claims we have submitted for payment violate the federal False Claims Act, or FCA. The FCA generally prohibits the known filing of a false or fraudulent claim for payment to the U.S. government or the known use of a false record or statement to obtain payment on a false or fraudulent claim paid by conspiring to defraud the U.S. government by getting a false or fraudulent claim allowed or paid. There are both civil and criminal provisions of the FCA. Violation of the criminal FCA can result in imprisonment of up to five years, a fine of up to $250,000 for an individual or $500,000 for an organization, up to three times the amount of the improper payment and/or exclusion from participating in federal and state healthcare programs.

Under separate statutes, submission of claims for payment or causing such claims to be submitted that are "not provided as claimed" may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  These false claims statutes include, but are not limited to, the federal FCA.  When an entity is determined to have violated the civil FCA, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  A private party may file a suit on behalf of the government under the Civil FCA, known as a “qui tam” or “whistle blower” lawsuit.  The ability of private individuals to collect damages under these lawsuits significantly increase the possibility that a healthcare provider may be challenged under the Civil FCA.  In addition, recently passed Federal legislation provides incentives for states to enact their own false claims statutes or strengthen their existing false claims statutes.  A significant number of states have enacted their own false claims statutes and several states have false claims legislation pending.

Qui tam actions have increased significantly in recent years causing greater numbers of healthcare companies to have to defend false claim actions, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.  Because we directly submit claims for payment for certain of our products to federal and state healthcare programs, we are subject to these false claims statutes, and, therefore, could become subject to "qui tam" or other false claims actions.  Imposition of such penalties or exclusions would result in a significant loss of reimbursement and could have a material adverse effect on our financial condition.

Recently, the federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks to physicians who use and prescribe their products.  The federal Anti-Kickback Statute is a criminal statute that prohibits the offering, payment, solicitation or receipt of remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, for (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order, or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Statute. The criminal sanctions for a conviction under the Anti-Kickback Statute are imprisonment for not more than five years, a fine of not more than $25,000 or both, for each incident or offense, although the fine may be increased to $250,000 for individuals and $500,000 for organizations. If a party is convicted of a criminal offense related to participation in the Medicare program or any state healthcare program, or is convicted of a felony relating to healthcare fraud, the secretary of the U.S. Department of Health and Human Services is required to bar the party from participation in federal healthcare programs and to notify the appropriate state agencies to bar the individual from participation in state healthcare programs. Imposition of such penalties or exclusions would result in a significant loss of reimbursement and could have a material adverse effect on our financial condition and results of operations.

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

In some cases, Anti-Kickback Statute or Stark Law violations may also be prosecuted under the FCA, which increases potential liability. In these cases, federal authorities and whistleblowers have alleged that items and services that were furnished in furtherance of an Anti-Kickback Statute or Stark Law violation are not billable to federal or state healthcare programs and that, to the extent that such claims for payment are submitted, they are false claims within the meaning of the FCA. Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

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

In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, defined two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid.  Violations of these statutes may result in fines, imprisonment, or exclusion from government healthcare programs.  Additionally, HIPAA granted expanded enforcement authority to the U.S. Department of Health and Human Services, or DHHS, and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the DHHS's Office of the Inspector General, or OIG, and the DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.

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

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs. We are in discussions with the government regarding the scope of the subpoena and the timing of our response. We intend to cooperate with the government's review. The review is in its initial stages and we cannot predict the time frame in which it will be resolved.  For a description of risks relating to governmental review and investigation of our businesses, see each of the risk factors entitled “The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products;” “We may be subject to claims audits that could harm our business and financial results;” and “We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.”

Several states also have referral, fee splitting and other similar laws that may restrict the payment or receipt of remuneration in connection with the purchase or rental of medical equipment and supplies. State laws vary in scope and have been infrequently interpreted by courts and regulatory agencies, but may apply to all healthcare products or services, regardless of whether Medicaid or Medicare funds are involved.

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

In August 2007, KCI received requests for medical records in support of our claims from a Medicare Region A Recovery Audit Contractor (‘‘RAC’’) covering 180 previously-paid claims submitted between 2004 and 2005, which KCI responded to in a timely manner. The RAC audit initial findings were that approximately 29% of the claims subject to this audit were not covered under Medicare and thus, resulted in an overpayment.  Amounts paid were recouped but we have disputed the findings through the administrative appeal process.  To date, the RAC findings have been reversed in approximately half of the disputed claims and we have received payment on those.  The remaining claims subject to the audit are still in the appeals process.

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

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We have disputed these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

Medical Record Confidentiality and Privacy Laws

HIPAA covers a variety of provisions which impact our business, including the privacy of patient healthcare information, the security of that information and the standardization of electronic data transactions for billing. Sanctions for violating HIPAA include criminal penalties and civil sanctions. HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable protected health information, or PHI.  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI. HIPAA regulations regarding standardization of electronic data billing transactions also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible. However, the healthcare industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

ISO Certification

Due to the harmonization efforts of a variety of regulatory bodies worldwide, certification of compliance with International Quality System Standards (e.g., those issued by the ISO) has become particularly advantageous and, in certain circumstances, necessary for many companies in recent years.  We originally received ISO 9001 and EN 46001 certification in 1997, followed by certification in 2002 to ISO 13485:1996, a medical device-specific version of ISO 9001.  In 2005, we obtained certification to ISO 13485:2003, the latest version of that standard.  We are registered in the United Kingdom with the Medicines and Healthcare Products Regulatory Agency and our products are CE marked through AMTAC (notified body number 0473.)  Since 2002, we have obtained medical device licenses from Health Canada for our products.

LifeCell’s quality management system meets the requirements of the standards ISO 13485:2003 and ISO 9001: 2000. The certifications were granted by the Netherlands-based notified body, KEMA, in May 2008. Certification to ISO 13485 was a major milestone for LifeCell in the strategy to attain CE Mark approval for its Strattice Reconstructive Tissue Matrix.  The CE Mark, granted in November 2008, allowed KCI to begin marketing Strattice in all 27 European Union member (“EU”) states.

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

Other Laws

A few, but increasing number of states including Florida, California, Oklahoma, Illinois, New York and Maryland impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue.  Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

We are also subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work.

International

Sales of medical devices outside of the U.S. are subject to regulatory requirements that vary widely from country to country. Pre-market clearance or approval of medical devices is required by certain countries. The time required to obtain clearance or approval for sale in a foreign country may be longer or shorter than that required for clearance or approval by the FDA and the requirements vary. Failure to comply with applicable regulatory requirements can result in loss of previously received approvals and other sanctions and could have a material adverse effect on our business, financial condition or results of operations.

The regulation of our human tissue products outside the U.S. varies by country and is complex and constantly evolving.  A limited amount of our human tissue products are currently distributed in several countries internationally.  Certain countries regulate our human tissue products as pharmaceutical products, requiring us to make extensive filings and obtain regulatory approvals before selling our product.  Certain countries classify our products as human tissue for transplantation, but may restrict its import or sale.  Certain foreign countries have laws similar to NOTA.  These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet.

Recently, we achieved CE marking for Strattice and are now on the market in Germany and the United Kingdom.  Additionally, we may pursue clearance to distribute other products in certain other countries in the future.  The uncertainty of the regulations in each country may delay or impede the marketing of our products in the future or impede our ability to negotiate distribution arrangements on favorable terms.  Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

We operate in multiple tax jurisdictions both inside and outside the U.S. In the normal course of our business, we will undergo reviews by taxing authorities regarding the tariff classifications of our products and the amount of tariffs we pay on the importation and exportation of these products.

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

Charges to earnings resulting from our LifeCell acquisition and integration costs may materially adversely affect our operating results.

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

We have incurred significant costs associated with the acquisition and related transactions, including financial advisors’ fees and legal and accounting fees, and we will continue to incur additional cost in connection with the integration of the business. These costs may be substantial and may also include those related to severance and other exit costs. We face potential costs related to employee retention and deployment of physical capital and other integration costs. We have not yet determined the full extent of these costs. We account for costs directly related to the acquisition and related transactions, including financial advisors’ fees and legal and accounting fees, as purchase price adjustments when the expenses are incurred, as prescribed under U.S. GAAP. These items reduce cash balances for the periods in which those costs are paid. Other costs that are not directly related to the acquisition and related transactions, including retention and integration costs, are recorded as incurred and negatively impact earnings, which could have a material adverse effect on our operating results.

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses.  Our advanced wound care business primarily competes with Smith & Nephew, Huntleigh Healthcare/Gettinge, Talley and RecoverCare/Sten+Barr, in addition to several smaller companies that have introduced medical devices designed to compete with our V.A.C. Therapy systems.  Our LifeCell regenerative tissue business competes with products marketed by Johnson & Johnson, C.R. Bard, W.L. Gore & Associates, Integra LifeSciences Holdings Corporation, Tissue Science Laboratories, plc., the Musculoskeletal Transplant Foundation, RTI Biologics, Inc., AlloSource and Wright Medical Group.  Our Therapeutic Support Systems, or TSS, business primarily competes with the Hill-Rom Company, Gaymar Industries, Sizewise Rentals and Huntleigh Healthcare/Gettinge.  We also face the risk that innovation by competitors in our markets may render our products less desirable or obsolete.

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

Our V.A.C. Therapy and therapeutic support systems can be contracted under national tenders or with larger hospital group purchasing organizations, or GPOs.  In prior years, many GPO contracts were awarded as sole-source or dual-source agreements.  GPOs have come under public pressure to modify their membership requirements and contracting practices, including the award of multi-source contracts or the conversion of sole-source and dual-source agreements to agreements with multiple suppliers.  As national tenders and GPO agreements come up for bid, it is likely that contract awards will result in dual or multi-source agreements with GPOs in the product categories where we compete, which could result in increased competition in the acute and extended care settings for our advanced wound care and TSS product offerings.  Additionally, renewals of agreements could result in no award to KCI.

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

When we seek to enforce our rights, we may be subject to claims that the intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. When we assert our intellectual property rights, it is likely that the other party will seek to assert alleged intellectual property rights of its own against us, which may adversely impact our business as discussed in the following risk factor. All patents are subject to requests for reexamination by third parties. When such requests for reexamination are granted, some or all claims may require amendment or cancellation. Since 2007, multiple requests for reexamination of five patents owned or licensed by KCI were granted by the U.S. Patent and Trademark Office (“USPTO”), including the Wake Forest Patents. In July 2008, the USPTO issued a final office action in one of the reexaminations of Patent No. 5,636,643 (“the ‘643 patent”) owned by Wake Forest, in which it ruled all but one of the claims patentable and/or confirmed valid.  In response, Wake Forest cancelled claim 13 of the ‘643 patent and requested issuance of a Certificate of Reexamination.  A second reexamination of the ‘643 patent remains pending and could result in a delay in the issuance of a Certificate of Reexamination or another office action.  In December 2008, the USPTO issued a Certificate of Reexamination for Patent No. 7,198,046 in which all claims under reexamination were confirmed valid.  In February 2009, office actions, that included claim rejections, were issued in a second pending reexamination of the ‘643 patent, and in pending reexamination proceedings of Patent Nos. 5,645,081 and 7,216,651.  Each of these patents are licensed to KCI from Wake Forest.  All other reexaminations remain pending. If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through litigation or reexamination, our competitive position would be harmed.

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents. These agreements commonly include royalty-bearing licenses. If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses would suffer.

KCI and its affiliates are involved in multiple patent litigation suits in the U.S. and Europe involving the Wake Forest Patents as well as other patents owned or licensed by KCI, as described in Item 3: ‘‘Legal Proceedings.” If any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for KCI’s V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations. We derived approximately 53% and 59%, respectively, of total revenue for the years ended December 31, 2008 and  2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue. In continental Europe, we derived approximately 13% and 12%, respectively, of total revenue for the year ended December 31, 2008 and 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

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

If we are unable to develop new generations of products and enhancements to existing products, we may lose market share as our existing patent rights begin to expire over time.

Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products.  Innovation in developing new product lines and in developing enhancements to our existing products is required for us to grow and compete effectively.  Over time, our existing foreign and domestic patent protection will begin to expire, which could allow competitors to adopt our older unprotected technology into competing product lines.  Most of the V.A.C. patents in our patent portfolio have a term of 20 years from their date of priority. The V.A.C. Therapy utility patents, which relate to our basic V.A.C. Therapy, extend through late 2012 in certain international markets and through the middle of 2014 in the U.S.  We also have multiple longer-term patent filings directed to cover unique features and improvements of V.A.C. Therapy systems and related dressings.  If we are unable to continue developing proprietary product enhancements to V.A.C. Therapy systems, therapeutic support systems and LifeCell products that effectively make older products obsolete, we may lose market share in our existing lines of business.  Also, any failure to obtain regulatory clearances for such new products or enhancements could limit our ability to market new generations of products.  Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

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

In June 2007, LifeCell received 510(k) clearance from the Food and Drug Administration, or FDA, for Strattice, a new xenograft tissue product developed by LifeCell. In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing. A significant amount of LifeCell’s research and development initiatives in 2008 included clinical programs designed to support the marketing of Strattice in current clinical applications and to potentially extend its use into new surgical applications. The results of these pre-clinical and clinical studies may not be sufficient to gain surgeon customer acceptance of this new product. LifeCell commenced marketing Strattice in the first quarter of 2008, is currently manufacturing Strattice in pilot facilities and is in the process of expanding its production capabilities. We cannot assure that Strattice will achieve commercial acceptance, or that we will be able to satisfy demand that develops. If we are unable to successfully develop and commercialize new products, including Strattice and enhancements to V.A.C. Therapy Systems, our future revenues and profitability could be materially and adversely affected.

Any shortfall in our ability to manufacture Strattice and Alloderm in sufficient quantities to meet market demand would negatively impact our growth.

Demand for our regenerative tissue products Strattice and Alloderm is significant in the U.S. and we are expanding our manufacturing capabilities to meet this demand.  We believe that demand for Strattice is likely to increase further following our planned launch in European markets in 2009.  We currently expect the sales of Strattice, and to a lesser degree, Alloderm, to be constrained by our ability to manufacture sufficient quantities to meet demand during the first quarter of 2009.  The manufacture of both products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey.  We are currently validating a new manufacturing suite in our existing facility that will be operational by the end of the first quarter of 2009.   In the event that our manufacturing expansion plans are insufficient to meet expanding demand for our products, our revenue growth could be negatively impacted.  Also, any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply our regenerative tissue products, which would impair our LifeCell revenue growth.

All of LifeCell’s operations are currently conducted at our New Jersey location. We take precautions to safeguard the facility, including security, health and safety protocols and off-site backup and storage of electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to the facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

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

In addition, the current Medicare NPWT coverage policy instructs the Medicare contractors to initially deny payment for any V.A.C. placements that have extended beyond four months in the home; however, the policy allows for us to appeal such non-payment on a claim-by-claim basis.  As of December 31, 2008, we had approximately $15.0 million in outstanding receivables from the Centers for Medicare and Medicaid Services, or CMS, relating to Medicare V.A.C. placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed types of claims in the future.

If we are unable to obtain expanded reimbursement for V.A.C. Therapy systems in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.

We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa, Australia and the UK, mainly in the acute care setting.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy systems and related disposables in these markets.  If we are unable to obtain expanded reimbursement, our international expansion plans could be delayed and our plans for growth could be negatively impacted.

In Japan, obtaining regulatory and reimbursement approvals from the Japanese governmental authorities are important to a successful broad-based launch of V.A.C. Therapy systems in Japan.  We have reported results from our Japanese V.A.C. clinical trials and, in 2008, we submitted the required dossiers for regulatory approval.  Based on our discussions with the Japanese regulatory authorities, we expect to receive initial regulatory approval for V.A.C. Therapy systems in 2009.  We will submit applications to the Japanese Ministry of Health and Welfare (MHLW) for acute care reimbursement of V.A.C. Therapy, contingent on timely regulatory approval.  Our plans for commercialization in Japan contemplate obtaining acute care reimbursement in 2010.  In the event that we are unable to obtain regulatory and/or reimbursement approvals in 2009 and 2010, respectively, it is likely that we would not be able to obtain acute care reimbursement of the V.A.C. Therapy system in Japan until at least 2012, which would significantly delay our launch plans and our overall international expansion.

In Germany, we now receive reimbursement for the V.A.C. Therapy systems in the acute care setting.  We are currently seeking expanded homecare reimbursement as part of our growth plans in Germany.  We are working with the German government and several German insurance agencies to design two clinical trials and a registry for the purposes of assessing payment and coverage for V.A.C. Therapy.  Initial patient enrollment is expected in the third quarter of 2009 with all studies concluding in 2011.  Our goal is to achieve broad-based homecare reimbursement in Germany by 2012.  However, if our clinical trials are unsuccessful or are only marginally successful, it is possible that V.A.C. Therapy systems could receive limited reimbursement or none at all in the home care setting.  If we are unable to obtain expanded homecare reimbursement in Germany, our growth plans in Germany could be substantially limited.

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

Beginning in July 2007, a Medicare competitive bidding program affecting our V.A.C. Therapy homecare business was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), enacted by Congress on July 15, 2008.  MIPPA exempted NPWT from the first round of competitive bidding, terminated all supplier contracts for NPWT previously awarded by CMS in the first round of competitive bidding, delayed implementation of the first round of competitive bidding until at least January 2010 and of the second round of competitive bidding until at least January 2011.  The law also defers competitive bidding for NPWT until at least January 2011 and imposes a 9.5% price reduction for all U.S. Medicare placements of equipment as of January 2009.  The 9.5% reduction in reimbursement will result in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the Medicare reimbursement reduction will negatively impact our 2009 revenue by approximately 1.0%, compared to pre-2009 reimbursement levels.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

In August 2006, CMS finalized new provisions for the hospital inpatient prospective payment system, or IPPS, for the 2007 federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group, or DRG, payment amount.  For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  This change is to phase-in ratably over three years with the full phase-in to be completed in federal fiscal year 2009.  We expect that these and other changes to the DRG reimbursement system will restructure the inpatient DRGs to account more fully for the severity of patient illness.  As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill.  These changes will be phased in over two years.  The fiscal year 2009 IPPS final rule, issued in 2008, announced the completion of the transition to the severity-adjusted DRGs.  The changes to IPPS reimbursement procedures could place downward pressure on prices paid by acute care hospitals to KCI and adversely affect the demand for our products used for inpatient services.

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

As a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers.  We are subject to extensive government regulation, including laws regulating reimbursement under various government programs.  Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.  To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be initiated as a result of recommendations made by government agencies, such as those in the June 2007 OIG report.

In August 2007, KCI received requests from a Medicare Region A Recovery Audit Contractor, or RAC, covering 180 previously-paid claims submitted between 2004 and 2005, which KCI responded to in a timely manner. The RAC audit initial findings were that approximately 29% of the claims subject to this audit were inappropriately paid resulting in a recoupment of these previously-paid claims by Medicare.  We have disputed and appealed these results and have subsequently received payment on approximately half of the disputed claims.  The remaining claims subject to the audit are still in the appeals process.

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

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We plan to dispute these audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

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

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs. We are in discussions with the government regarding the scope of the subpoena and the timing of our response. We intend to cooperate with the government's review. The review is in its initial stages and we cannot predict the time frame in which it will be resolved.  For a description of other risks relating to governmental review and investigation of our businesses, see each of the risk factors entitled “The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products;” “We may be subject to claims audits that could harm our business and financial results;” and “We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.”

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

Failure of any of our randomized and controlled studies or a third-party study or assessment to demonstrate the clinical efficacy of our products may reduce physician usage or result in pricing pressures which could have a negative impact on business performance.

For the past several years, we have been conducting a number of clinical studies designed to test the efficacy of V.A.C. Therapy across targeted wound types.  We expect additional clinical studies related to our V.A.C. Therapy and our regenerative tissue products in the future.  A successful clinical trial program is necessary to maintain and increase revenue from our products, in addition to supporting and maintaining third-party reimbursement of these products in the U.S. and abroad, particularly in Europe and Canada.  If, as a result of poor design, implementation or otherwise, a clinical trial conducted by us or others fails to demonstrate statistically significant results supporting the efficacy or cost effectiveness of our products, physicians may elect not to use our products as a treatment for medical conditions that may benefit from our products.  Furthermore, in the event of an adverse clinical trial outcome, our products may not achieve “standard-of-care” designations for the conditions in question, which could deter the adoption of our products.  If we are unable to develop a body of statistically significant evidence from our clinical trial program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products.

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

We obtain some of our finished products and components from a limited group of suppliers.  In particular, Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd. is our sole third-party supplier of packaged V.A.C. disposables.  V.A.C. Therapy cannot be administered without the appropriate use of our V.A.C. units in conjunction with the related V.A.C. disposables.  Total V.A.C. rental and sales revenue represented approximately 74.2% of our total revenue for the year ended December 31, 2008, of which sales of V.A.C. disposables represented approximately 24.0% of total revenue for the same period.  While we have the flexibility under our agreement with Avail to manufacture and package V.A.C. disposables internally, any disruption in Avail’s supply of V.A.C. disposables resulting in a shortage of disposables would inevitably cause our revenue to decline and, if material or continued, a shortage may also reduce our market position.

Effective November 2007, we entered into a supply agreement with Avail, which was subsequently amended as of July 31, 2008.  The agreement has a term of five years through November 2012 and is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary three-months or more prior to the expiration of the then-current term.  We require Avail to maintain duplicate manufacturing facilities, tooling and raw material resources for the production of our disposables in different locations to decrease the risk of supply interruptions from any single Avail manufacturing facility.  However, should Avail or Avail’s suppliers fail to perform in accordance with their agreements and our expectations, our supply of V.A.C. disposables could be jeopardized, which could negatively impact our V.A.C. revenue.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to Avail's inability to perform under the agreement. Should Avail have any difficulty performing under the agreement, we have increased flexibility to manufacture and package V.A.C. disposables.  Our manufacturing plant in Ireland currently manufactures our V.A.C. Therapy units for our global markets which had previously been manufactured in our San Antonio, Texas and United Kingdom plants.  Additionally, beginning in 2009, the Ireland plant will start manufacturing our disposable supplies which were previously supplied by Avail Medical.  However, any down time between manufacturing cycles could cause a shortfall in supply.  We maintain an inventory of disposables sufficient to support our business for approximately seven weeks in the U.S. and nine weeks in Europe.  In the event that we are unable to replace a shortfall in supply, our revenue could be negatively impacted in the short term.

Avail relies exclusively on Foamex International, Inc. for the supply of foam used in the V.A.C. disposable dressings.  We also contract exclusively with Noble Fiber Technologies, LLC for the supply of specialized silver-coated foam for use in our line of silver dressings and with Dielectrics, Inc. for the supply of specialized bridge dressings for use in our line of specialized dressings for diabetic foot ulcers.  In the event that Foamex, Noble or Dielectrics experiences manufacturing interruptions, our supply of specialized V.A.C. dressings could be jeopardized.  If we are required but unable to timely procure alternate sources for these components at an appropriate cost, our ability to obtain the raw material resources required for our V.A.C. disposables could be compromised, which would have a material adverse effect on our entire V.A.C. Therapy business.

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

Our biologic soft tissue repair product business is dependent on the availability of donated human cadaveric tissue.  We currently receive human tissue from U.S. tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially and thus our requirements for donor tissue have also increased substantially.  Although we have met such demand and have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.  If current sources can no longer supply human cadaveric tissue or the requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all.

Additionally, Midwest Research Swine (“MRS”) is our sole supplier of porcine tissue.  MRS is supplied by three separate breeding herd farms that are isolated for biosecurity.  We are currently exploring additional supply alternatives to address our future supply requirements.

Any significant interruption in the availability of human cadaveric tissue or porcine tissue or in our ability to process this tissue would likely cause us to slow down the distribution of regenerative medicine products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations.

We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.

Our future success depends to a significant extent on our ability to attract and retain key members of our executive, technical, sales, marketing and engineering staff.  While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses.  Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel.  Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future.

Our international business operations are subject to risks that could adversely affect our operating results.

Our operations outside the U.S., which represented approximately $525.2 million, or 28.0%, of our total revenue for the year ended December 31, 2008 and $459.7 million, or 28.6%, of our total revenue for the year ended December 31, 2007, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

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

Because a significant portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates related to the value of the U.S. dollar. While we enter into foreign exchange forward contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot eliminate the risk, which may adversely affect our expected results.

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

In July 2008, KCI initiated a voluntary device recall on InfoV.A.C. canisters in order to correct a tubing connection occlusion occurring in specified lots.  We notified the FDA of the voluntary recall and have provided customers with the replacement of affected canisters.  As our main V.A.C. canister supplier will reimburse us for the majority of the costs to replace these recalled canisters, we do not expect the recall to materially impact our revenue or cost of sales.  Any defects that warrant material or widespread product recalls in the future could have a material adverse effect on our operating results.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from a recent FDA inspection of our manufacturing facility that led to the issuance of a Form 483, in which the FDA identified certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the Form 483 describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in the 483 response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how we plan to prevent GMP violations from occurring in the future, and that we supply documentation of corrective actions taken.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  We are currently in dialogue with the FDA regarding the corrective actions.  While we believe that this matter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on our business. While the warning letter did not cite any of the GTP observations relating to AlloDerm, we have not received notice that the FDA’s observations with regards to AlloDerm have been resolved.

In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs.  In 2006, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products.  Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if the FDA decides to eliminate certain exemptions in their proposed guidelines.  In 2007, standardization agencies in Europe and Canada adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art.  Listing bodies in the U.S. are expected to adopt similar revised standards in 2010.  Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

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

Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets have recently experienced extreme volatility and disruption. The strength of the U.S. and global economy has become increasingly uncertain, and the prospects for a period of prolonged recession or slower growth appear strong.  We believe that the turbulence in the financial markets, liquidity crisis and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and may contribute to pressures on operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving,  reimbursement pressure, reduced elective healthcare spending and uncompensated care. In addition, the general economic uncertainties may decrease the demand for elective surgeries, and consequently, the demand for our products, which are partly dependent upon hospital census, or the number of patients being treated in hospitals, whether due to elective or non-elective procedures.

The disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all.

All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition and liquidity.

We are exposed to product liability claims for which product liability insurance may be inadequate and therefore could materially and adversely affect our revenues and results of operations.

Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. LifeCell is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd., may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although LifeCell has stated it intends to vigorously defend against these actions, and KCI intends to continue vigorously defending against these actions, there can be no assurance that we will prevail. We maintain product liability insurance; however, we cannot be certain that:

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

The FDA could disagree with our conclusion that AlloDerm, GraftJacket and Repliform products satisfy FDA requirements for regulation solely as human tissue. If the FDA were to impose medical device or biologic regulation on one or more of these products, it would adversely affect our marketing and therefore our financial condition and results of operations could be materially and adversely affected.

We believe that the AlloDerm, GraftJacket and Repliform products satisfy FDA requirements to be considered Human Cellular and Tissue-based Products (HCT/P) eligible for regulation solely as human tissue, and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products.  If the FDA were to disagree with our determination as to any of these products, or were to prospectively alter the requirements for HCT/P eligibility, the agency could prohibit the marketing of these products until we met stringent medical device or biologic premarket clearance or approval requirements, which could include obtaining extensive supporting clinical data.  In that event, our financial condition and results of operations and cash flows could be materially and adversely affected.

We may not be able to obtain required premarket clearance or approval of our products for new intended uses, resulting in an adverse impact on our financial condition and results of operations.

Our determination that AlloDerm, GraftJacket and Repliform products are eligible for regulation as HCT/P’s is limited to their current intended uses.  In the future, we may wish to market AlloDerm, GraftJacket and Repliform for new intended uses.  Based on such new uses, our products may also be regulated as medical devices or biologics, requiring premarket clearance or approval and adherence to FDA medical device or biologic regulations.  Additionally, the FDA could prohibit distribution of existing products for new uses until clearance or approval is obtained.  We cannot assure that clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all.  Such clearance or approval process could include a requirement to provide extensive supporting clinical data.

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

Risks Related to Our Capital Structure

Our indebtedness will limit our financial flexibility.

Our indebtedness as of December 31, 2008 was approximately $1.7 billion. The term loan portion of our credit facilities has a required scheduled amortization, with the percentage to be amortized increasing over the term of the loan, as well as a requirement to use a portion of excess cash, as defined, to pay down the debt. Our leverage is higher than KCI’s and LifeCell’s combined previously-existing leverage. As a result of the increase in debt, demands on our cash resources for debt service have increased, which could have the effect of: reducing funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness; increasing our vulnerability to a general economic downturn or a significant reduction in the prices paid for the our products caused by the coverage or reimbursement decisions of third-party payers such as Medicare and private insurance. The increased debt service obligations may place us at a competitive disadvantage compared to our competitors with less debt; affecting our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes; and subjecting us to the risks of higher interest rates.

Restrictive covenants in our credit facilities may restrict our ability to pursue our business strategies.

Our credit facilities contain limitations on our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;
•	pay dividends or make distributions to our shareholders;
•	repurchase or redeem our stock;
•	repurchase our Convertible Senior Notes;
•	make investments;
•	grant liens;
•	enter into transactions with our shareholders and affiliates;
•	sell assets; and
•	acquire the assets of, or merge or consolidate with, other companies.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We lease approximately 156,400 square feet at our corporate headquarters building in San Antonio, Texas, the majority of which is leased under a 10-year lease that expires in 2012.  We also lease approximately 35,900 square feet in adjacent buildings that are used for general corporate purposes, and approximately 88,500 square feet of office space in San Antonio for our customer service center.  In addition, in February 2004, February 2005 and April 2008, we entered into 99-month leases for approximately 80,400, 80,200 and 58,200 square feet of office space in San Antonio.  The office space is used as our research and development and medical facility, for our information technology personnel and training, and for general corporate purposes.

We conduct domestic manufacturing, shipping, receiving, repair, engineering and storage activities in a 171,100 square foot facility in San Antonio, Texas, which we purchased in January 1988, and an adjacent 32,600 square foot facility purchased in 1993.  During 2008, our operations were conducted with approximately 75% cumulative utilization of plant and equipment. We also lease two storage facilities in San Antonio.  We also lease approximately 135 domestic service centers, including each of our five regional headquarters.

We conduct our regenerative medicine manufacturing operations, including tissue processing, warehousing and distribution at a single location in Branchburg, New Jersey.   The facility, which includes office, laboratory, manufacturing and warehouse space, consists of approximately 135,000 square feet of space under an operating lease agreement that expires in November 2015 and contains one five-year renewal option.   In addition, we lease additional warehouse and laboratory space in Readington, New Jersey consisting of approximately 11,000 square feet which is leased through 2009 with an option to extend for one year.

Internationally, we lease 59 service centers. Our international corporate office is located in Amsterdam, the Netherlands.  International manufacturing, research and development and engineering operations are based in the United Kingdom, Ireland and Belgium.  The United Kingdom, Ireland and Belgium plants are approximately 24,800, 55,000 and 19,600 square feet, respectively.  The plant in Ireland manufactures our V.A.C. Therapy units for our global markets which had previously been manufactured in our San Antonio, Texas and United Kingdom plants.  In addition, the Ireland plant manages the third-party manufacturers, global purchasing, supplier agreements and distribution of our V.A.C. products.

We believe that our current facilities will be adequate to meet our needs for 2009.

The following is a summary of our primary facilities:

Owned
Location	Description	Segment	or Leased

KCI Tower	Corporate Headquarters	Corporate	Leased
8023 Vantage Drive San Antonio, TX

KCI Plaza	Corporate Offices	Corporate	Leased
8000 Vantage Drive San Antonio, TX

KCI Manufacturing	Manufacturing Plant and	Corporate	100% Owned
4958 Stout Drive San Antonio, TX	and Repair Services

KCI North IV	Customer Service Center	North America	Leased
5800 Farinon Drive San Antonio, TX

KCI North V	R&D and Medical Facility	Corporate	Leased
6203 Farinon Drive San Antonio, TX

KCI North VI	Patient Financial Services/Training	North America	Leased
6103 Farinon Drive San Antonio, TX

KCI North VII	Information Technology Personnel	North America	Leased
5751 N.W. Parkway San Antonio, TX	and Training

LifeCell	LifeCell Corporate Offices, Operations	LifeCell	Leased
One Millennium Way Branchburg, NJ	and Manufacturing

Parktoren, 6th Floor	International Corporate Headquarters	EMEA/APAC	Leased
van Heuven Goedhartlaan 11 1181 LE Amstelveen The Netherlands

KCII Manufacturing, Unit 12	R&D and Administrative Offices	EMEA/APAC	Leased
11 Nimrod Way, Wimborne Dorset, United Kingdom

KCII Manufacturing	Manufacturing Plant	EMEA/APAC	Leased
Advance Technology Unit A IDA Athlone Business & Technology Park, Dublin Road Athlone, Ireland

KCII Manufacturing	Manufacturing Plant	EMEA/APAC	Leased
Ambachtslaan 1031 3990 Peer, Belgium

ITEM 3.      LEGAL PROCEEDINGS

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.    In 2006, a Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  Appellate briefs were filed by all parties to the appeal and oral arguments were heard on October 8, 2008.   On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit issued its opinion in the case, which affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based NPWT devise did not infringe these patents.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  In December 2008, KCI, its affiliates and Wake Forest amended their claims in this suit to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, KCI, its affiliates and Wake Forest filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion.  These cases are currently set for trial in February 2010.

Also in December 2008, KCI, its affiliates and Wake Forest filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and Germany, requesting preliminary and interim injunctive relief.  On January 13, 2009, the Specialist Patents Court in the High Court of Justice of England and Wales granted KCI’s request for a temporary injunction.  The temporary injunction prohibits Smith & Nephew from commercializing foam dressing kits for negative pressure wound therapy in the United Kingdom, until such time as the court can rule on the patent infringement action that KCI has brought against Smith & Nephew.  A trial date on infringement and validity of the patent in the United Kingdom has been set for March 23, 2009.  A hearing on KCI’s request for interim injunctive relief in Germany is expected to be set for March 2009.

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In February 2009, Smith & Nephew joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent is set for March 17, 2009.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On November 5, 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI has appealed the dismissal of the suit.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

In March 2008, Mölnlycke Health Care AB filed a patent nullity suit in Germany against one of Wake Forest’s German patents licensed to KCI.  This suit has been joined with the nullity suit previously brought by Medela.  A hearing has been set for March 17, 2009 on this matter.  Also in March 2008, Mölnlycke filed suit in the United Kingdom to have a related Wake Forest patent revoked.  A hearing has been set for July 2009 on this matter.  These patents were originally issued in 1998 by the German Patent Office and the United Kingdom Patent Office upon granting of the corresponding European patents.  The corresponding European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the Defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 53% and 59%, respectively, of total revenue for the years ended December 31, 2008 and 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 13% and 12%, respectively, of total revenue for the years ended December 31, 2008 and 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “Recipient Cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in approximately five cases filed in the State Court of New Jersey, and approximately five cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The cases in the Federal Court were dismissed on December 10, 2008, but are the subject of a motion to reconsider filed by the plaintiffs.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Most of the cases have been consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”), while several cases still remain in state court in New Jersey.  Related to these cases, the FDA recommended those patients receive appropriate testing. On December 10, 2008, the Federal District Judge entered an order dismissing over 400 cases in the MDL, including all of the Recipient Cases against LifeCell.  The Plaintiffs are appealing this dismissal.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Approximately three of these are in the MDL.  The other cases have been filed in state courts in New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any, in the Recipient Cases.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2008	High	Low

First Quarter	$54.80	$40.90
Second Quarter	$51.49	$37.39
Third Quarter	$43.02	$27.57
Fourth Quarter	$29.69	$17.86

2007	High	Low

First Quarter	$52.55	$39.13
Second Quarter	$56.23	$44.90
Third Quarter	$66.77	$51.19
Fourth Quarter	$65.23	$47.18

On February 24, 2009, the last reported sale price of our common stock on the New York Stock Exchange was $24.26 per share.  As of February 24, 2009, there were approximately 143 shareholders of record of our common stock.

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

(b)         None

(c)         Purchases of Equity Securities by KCI (in thousands, except per share amounts)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

October 1, 2008 to
October 31, 2008	820	$22.54	820	$81,512

November 1, 2008 to
November 30, 2008	1,256	$25.15	1,256	$49,910

December 1, 2008 to
December 31, 2008	-	$18.47	-	$49,901

Total	2,076	$24.12	2,076	$49,901

(1) During the fourth quarter of 2008, KCI purchased and retired approximately 4,200 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

(2) In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  During 2008, we repurchased and retired 2.1 million shares of KCI common stock at an aggregate purchase price of $50.1 million under this program.  As of December 31, 2008, the remaining authorized amount for common stock repurchases under this program was $49.9 million.

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

	2/24/04	6/04	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08

KCI	100.00	166.33	254.33	200.00	132.53	147.17	131.83	173.23	178.53	133.03	63.93
S&P 500	100.00	101.58	108.88	108.00	114.23	117.32	132.28	141.48	139.54	122.92	87.91
S&P Healthcare Equipment	100.00	106.40	106.60	102.88	106.66	94.73	111.06	117.08	116.76	118.96	84.48

ITEM 6.      SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report. The selected consolidated balance sheet data for fiscal years 2008 and 2007 and the selected consolidated statement of earnings data for fiscal years 2008, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of earnings data for fiscal years 2005 and 2004 and the selected consolidated balance sheet data for fiscal years 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Earnings Data:
Revenue:
Rental	$1,199,778	$1,146,544	$979,669	$858,098	$726,783
Sales	678,131	463,400	391,967	350,458	265,853

Total revenue	1,877,909	1,609,944	1,371,636	1,208,556	992,636

Rental expenses (1)	724,970	684,935	607,132	528,000	447,765
Cost of sales (1)	218,503	145,611	120,492	115,069	90,961

Gross profit	934,436	779,398	644,012	565,487	453,910

Selling, general and administrative expenses (1)	423,513	356,560	298,076	253,869	212,800
Research and development expenses	75,839	50,532	36,694	30,614	31,312
Acquired intangible asset amortization	25,001	-	-	-	-
In-process research and development	61,571	-	-	-	-
Litigation settlement expense (2)	-	-	-	72,000	-
Initial public offering expenses (3)	-	-	-	-	19,836
Secondary offering expenses (4)	-	-	-	-	2,219

Operating earnings	348,512	372,306	309,242	209,004	187,743

Interest income and other	6,101	6,154	4,717	4,189	1,133
Interest expense (5)	(68,639)	(19,883)	(20,333)	(25,152)	(44,635)
Foreign currency gain (loss)	1,308	(624)	(1,580)	(2,958)	5,353

Earnings before income taxes	287,282	357,953	292,046	185,083	149,594

Income taxes	113,387	120,809	96,578	62,928	53,106

Net earnings	$173,895	$237,144	$195,468	$122,155	$96,488

Series A convertible preferred stock dividends (6)	-	-	-	-	(65,604)

Net earnings available to common shareholders	$173,895	$237,144	$195,468	$122,155	$30,884

Net earnings per share available to common shareholders:
Basic	$2.43	$3.34	$2.76	$1.76	$0.49

Diluted	$2.42	$3.31	$2.69	$1.67	$0.45

Weighted average shares outstanding:
Basic	71,464	70,975	70,732	69,404	62,599

Diluted (7)(8)	71,785	71,674	72,652	73,024	67,918

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$247,767	$265,993	$107,146	$123,383	$124,366
Working capital	405,205	482,301	280,940	242,121	233,723
Total assets	3,006,685	1,057,585	842,442	762,111	732,465
Total debt (9)	1,669,333	68,592	208,249	295,934	446,186
Total shareholders' equity	810,922	677,020	356,213	191,466	50,801

(1) Amounts for fiscal years 2008, 2007 and 2006 include share-based compensation expense recorded as a result of the adoption of Statement of Financial Accounting Standards No. 123 Revised.  See Note 1(q) to our consolidated financial statements.

(2) Amounts for 2005 include the litigation settlement with Novamedix Limited of $72.0 million, net of recorded reserves of $3.0 million.
(3) Amounts for fiscal year 2004 include bonuses paid of $19.3 million, including related payroll taxes, and approximately $562,000 of professional fees and other miscellaneous expenses in connection with our initial public offering.

(4) Amounts for fiscal year 2004 include $2.2 million of professional fees and other miscellaneous expenses in connection with our secondary offering.
(5) Amounts for fiscal year 2004 include an aggregate of $11.7 million in expense incurred in connection with our offerings, including bond call premiums totaling $7.7 million incurred in connection with the redemption of $107.2 million of our previously-existing senior subordinated notes and $4.0 million of debt issuance costs that we wrote off related to the retirement of debt. Amounts for fiscal year 2007 include an aggregate of $7.6 million in expense for the redemption premium paid in connection with the redemption of our previously-existing 7 ⅜% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously-existing senior credit facility.

(6) Amounts for fiscal year 2004 include cumulative preferred dividends paid-in-kind through December 31, 2005 and beneficial conversion feature in connection with our initial public offering.
(7) Potentially dilutive stock options and restricted stock totaling 4,977 shares, 1,779 shares, 3,241 shares, 595 shares and 72 shares for fiscal years 2008, 2007, 2006, 2005, and 2004, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

(8) Due to their antidilutive effect, 2,990 dilutive potential common shares from the preferred stock conversion were excluded from the diluted weighted average shares calculation for the year ended December 31, 2004.

(9) Total debt equals current and long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the wound care, tissue regeneration and therapeutic support system markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our Therapeutic Support Systems (“TSS”) business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the U.S. and abroad.

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

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies, which accounted for approximately 74.2%, 79.5% and 77.9% of total revenue for 2008, 2007 and 2006, respectively. We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  Our TSS business accounted for approximately 17.4%, 20.5% and 22.1% of our total revenue for 2008, 2007 and 2006, respectively.  The sale of our regenerative medicine products accounted for approximately 8.4% of our total revenue for 2008.

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments: (i) North America – V.A.C. and TSS, which is comprised principally of the U.S. and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and TSS, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell, our regenerative medicine business.

Operations for North America V.A.C. and TSS accounted for approximately 67.7% and 76.0% of our total revenue for 2008 and 2007, respectively. In the U.S. acute care setting, which accounted for approximately half of our North American V.A.C. and TSS revenue for 2008, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  A Medicare competitive bidding program that was initiated in 2007 affecting our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of MIPPA include the exemption of negative pressure wound therapy, or NPWT, from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by the Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding, delay of the implementation of the first round of competitive bidding until January 2010 and the second round of competitive bidding until January 2011.  The law also defers competitive bidding for NPWT until January 2011 and imposes a 9.5% price reduction for all U.S. Medicare placements of equipment as of January 2009.  The 9.5% price reduction will result in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the Medicare reimbursement reduction will negatively impact our 2009 revenue by approximately 1.0%, compared to pre-2009 reimbursement levels.

Outside of the U.S., most of our V.A.C. and TSS revenue is generated in the acute care setting on a direct billing basis.  We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa, Australia and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy systems and related disposables in these markets.  With regard to our reimbursement efforts in Japan, we have reported successful results from our V.A.C. clinical trials.  We have subsequently submitted the required dossiers for regulatory approval and are currently in the process of responding to questions from the Pharmaceutical and Medical Devices Agency, which serves as the regulatory authority in Japan.  Based on our discussions with Japanese regulatory authorities, we expect to obtain initial regulatory approvals in 2009, at which time we will submit the necessary reimbursement applications.  We are seeking reimbursement approval in 2010. Once regulatory and reimbursement approvals have been acquired, we plan to begin V.A.C. commercialization in Japan in 2010.  In Germany, we plan to initiate two clinical studies in the first quarter of 2009 providing for paid placements of V.A.C. Therapy systems and related disposables, which will allow selected patients to receive V.A.C. Therapy in the homecare setting in Germany.  The studies will cover patients that transition out of the hospital to the home for post-acute treatment.  During the study period, KCI will receive reimbursement from participating German health insurance companies for patients participating in the clinical studies.  If these trials are successful, we believe it will increase the likelihood of obtaining German homecare reimbursement in the future.

LifeCell regenerative medicine revenue is generated primarily in the U.S. in the acute care setting on a direct billing basis.  We market our AlloDerm product, made from allograft or human tissue, and Strattice product, made from xenograft or animal tissue, for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  These products are marketed through our direct sales and marketing organization.  Our sales representatives are responsible for interacting with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons to educate them on the use and potential benefits of our reconstructive tissue products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; Repliform, for urogynecologic surgical procedures; and Conexa, for rotator cuff tissue repairs.

As part of LifeCell’s global expansion strategy and following the grant of CE Mark approval, we introduced our Strattice reconstructive tissue matrix product into the European market during the fourth quarter of 2008.  We believe a significant opportunity exists in Europe for the use of Strattice in soft tissue repair due to the unique and differentiated mechanism of action of Strattice in addition to the general low level of awareness of advanced xenograft materials among general and plastic surgeons.  To capitalize on this opportunity, we have formed a direct commercialization organization that will focus on education and market development.

Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in the future.

COMPETITIVE STRENGTHS

We believe we have the following competitive strengths:

Innovation and commercialization.  KCI has a successful track record spanning over 30 years in commercializing novel technologies in advanced wound care and TSS.  We leverage our competencies in innovation, product development and commercialization to bring solutions to the market that address the critical unmet needs of clinicians and their patients and can help reduce the overall cost of patient care.  We continue to support an active research and development program in wound care and advanced biologics.  We seek to provide novel, clinically efficacious, therapeutic solutions and treatment alternatives that increase patient compliance, enhance clinician ease of use and ultimately improve healthcare outcomes.  In May 2008, we completed our acquisition of LifeCell, an innovative leader in the regenerative medicine market with a proven ability to develop and commercialize advanced biological products made from human and animal tissue.

Product differentiation and superior clinical efficacy.  We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven superior outcomes. The superior clinical efficacy of our V.A.C. Therapy systems and our TSS is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians.  In February 2008, we announced the final efficacy results of a large, multi-center randomized controlled clinical trial utilizing V.A.C. Therapy compared to advanced moist wound therapy, or AMWT, in the treatment of diabetic foot ulcers, which resulted in the following statistically significant results:

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

These recent publications add to KCI's significant body of clinical evidence that clearly shows that our V.A.C. Therapy system, including its unique foam dressing, provides a clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

We continue to successfully distinguish our V.A.C. Therapy products from competitive offerings through unique Food and Drug Administration, or FDA-cleared marketing and labeling claims such as the V.A.C. Therapy system is intended to create an environment that promotes wound healing by preparing the wound bed for closure, reducing edema and promoting granulation tissue formation and perfusion.  Following a review of requested clinical data, additional claims were cleared by the FDA in 2007 which now specify the use of V.A.C. systems in all care settings, including in the home.  These claims are unique to KCI’s V.A.C. systems in the field of NPWT.

Within our regenerative medicine business, we also believe our allograft and xenograft tissue regeneration products provide surgeons with benefits over alternative products for soft tissue defects.  Our products offer surgeons and patients intact acellular matrices that are strong and which support tissue regeneration and the rapid restoration of blood supply.  Our proprietary tissue processes remove cells from biological tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.  The benefits of using LifeCell’s AlloDerm and Strattice products over the use of autografts and other processed and synthetic products include reduced patient discomfort from autograft procedures and reduced susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin.

Broad reach and customer relationships.  Our worldwide sales team, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, payers and caregivers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs. Because our products address the critical needs of patients who may seek treatment in various care settings, we have built a broad and diverse reach across all healthcare settings.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the U.S.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons regarding the use and potential benefits of our reconstructive tissue products.  We believe synergies will be realized through LifeCell’s leveraging of our extensive list of acute customers, prescribers and caregivers and our ability to promote the use of multiple KCI products and therapies for complex wounds and defects.

Reimbursement expertise.  A significant portion of our V.A.C. revenue is derived from home placements, which are reimbursed by third-party payers such as private insurance, managed care and governmental payers. We have dedicated significant time and resources to develop a core competency in third-party reimbursement, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We have over 400 contracts with some of the largest private insurance payers in the U.S.

Extensive service center network.  With a network of 135 U.S. and 59 international service centers, we are able to rapidly deliver our products to major hospitals in the U.S., Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I domestic trauma center within hours. This extensive network is critical to securing contracts with national group purchasing organizations, or GPOs, and the network allows us to efficiently serve the homecare market directly. Our network also provides a platform for the introduction of additional products in one or more care settings.

RESULTS OF OPERATIONS

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For the year ended December 31, 2008, we are reporting financial results for our V.A.C. Therapy and TSS product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  We have three reportable operating segments: (i) North America – V.A.C. and TSS, which is comprised principally of the U.S. and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and TSS, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell, our regenerative medicine business.  The results of LifeCell’s operations have been included in our consolidated financial statements since the acquisition date.

Year ended December 31, 2008 Compared to Year ended December 31, 2007

Revenue by Operating Segment

The following table sets forth, for the periods indicated, rental and sales revenue by operating segment, as well as  the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
North America – V.A.C. and TSS revenue:
Rental	$943,951	$924,735	2.1%
Sales	326,948	298,895	9.4

Total – North America	1,270,899	1,223,630	3.9

EMEA/APAC – V.A.C. and TSS revenue:
Rental	255,827	221,809	15.3
Sales	194,346	164,505	18.1

Total – EMEA/APAC	450,173	386,314	16.5

LifeCell revenue:
Sales	156,837	-

Total rental revenue	1,199,778	1,146,544	4.6
Total sales revenue	678,131	463,400	46.3

Total revenue	$1,877,909	$1,609,944	16.6%

For additional discussion on segment and geographical information, see Note 17 to our consolidated financial statements.

Revenue by Product Line

    The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$925,526	$872,769	6.0%
Sales	468,424	406,854	15.1

Total V.A.C.	1,393,950	$1,279,623	8.9

TSS revenue:
Rental	274,252	273,775	0.2
Sales	52,870	56,546	(6.5)

Total TSS	327,122	$330,321	(1.0)

LifeCell revenue:
Sales	156,837	-	-

Total revenue	$1,877,909	$1,609,944	16.6%

The growth in total revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and our acquisition of LifeCell in May 2008.  Foreign currency exchange rate movements favorably impacted total revenue by approximately 1% compared to the prior year.

Revenue Relationship

    The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the percentage change  in each line item, comparing 2008 to 2007:

	Year ended December 31,
			%
	2008	2007	Change

North America – V.A.C. and TSS revenue	67.6%	76.0%	(11.1)%
EMEA/APAC – V.A.C. and TSS revenue	24.0	24.0	-
LifeCell revenue	8.4	-	-

Total revenue	100.0%	100.0%

V.A.C. revenue	74.2%	79.5%	(6.7)%
TSS revenue	17.4	20.5	(15.1)
LifeCell revenue	8.4	-	-

Total revenue	100.0%	100.0%

Rental revenue	63.9%	71.2%	(10.3)%
Sales revenue	36.1	28.8	25.3

Total revenue	100.0%	100.0%

North America V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, North America V.A.C. and TSS rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$755,868	$730,167	3.5%
Sales	293,347	262,873	11.6

Total V.A.C.	1,049,215	993,040	5.7

TSS revenue:
Rental	188,083	194,568	(3.3)
Sales	33,601	36,022	(6.7)

Total TSS	221,684	230,590	(3.9)

Total rental revenue	943,951	924,735	2.1
Total sales revenue	326,948	298,895	9.4

Total revenue	$1,270,899	$1,223,630	3.9%

The growth in North America revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  The increase in North America V.A.C. sales revenue over the prior year was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume and the shift in pricing from V.A.C. rental units to V.A.C. disposables.  The year-over-year growth rate was negatively impacted however, by a number of factors including increased competitive activity, lower hospital census, institutional budget constraints, shorter average treatment periods due to improved treatment protocols, faster healing times and wound mix primarily in the acute care setting.  In addition, higher North America rental unit volume was partially offset by lower realized pricing due primarily to changes in payer mix.

TSS revenue in North America decreased from the prior year primarily due to the loss of a large GPO contract in the first quarter of 2008, the loss of a large GPO contract in the fourth quarter of 2008 and lower demand during the fourth quarter of 2008 resulting from economic constraints and reduced capital availability to hospitals.

EMEA/APAC V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, EMEA/APAC V.A.C. and TSS rental and sales revenue by product line, as well as  the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
V.A.C. revenue:
Rental	$169,658	$142,602	19.0%
Sales	175,077	143,981	21.6

Total V.A.C.	344,735	286,583	20.3

TSS revenue:
Rental	86,169	79,207	8.8
Sales	19,269	20,524	(6.1)

Total TSS	105,438	99,731	5.7

Total rental revenue	255,827	221,809	15.3
Total sales revenue	194,346	164,505	18.1

Total revenue	$450,173	$386,314	16.5%

Growth in total EMEA/APAC revenue is due primarily to increased rental and sales volumes of V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 5.1% of the increase in total EMEA/APAC revenue in 2008, compared to the prior year.

The growth in EMEA/APAC V.A.C. revenue over the prior year was due primarily to a 23.0% increase in rental unit volume and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volume.  Higher EMEA/APAC rental unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing resulting from competitive pricing pressures and an increase in long-term rental contracts.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C revenue by 4.6% compared to the prior year.

The increase in total EMEA/APAC TSS revenue over the prior year was primarily due to favorable foreign currency exchange rate movements, which impacted EMEA/APAC TSS revenue by 6.5% for 2008 compared to the prior year.  The increase in TSS rental revenue was due to slightly higher realized pricing due to changes in product mix; while rental unit volume was comparable to the prior year.

LifeCell Revenue

LifeCell’s revenue since the acquisition date has been included in our consolidated financial statements.  The following table reflects the revenue included in our consolidated statement of earnings for the year ended December 31, 2008, as well as unaudited pro forma revenue, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands):

	Post acquisition	Pro forma
	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2008	December 31, 2007
		(unaudited)

AlloDerm	$115,567	$188,773	$167,115
Strattice	27,949	31,383	-
Orthopedic and urogynecologic products	13,321	21,674	23,403

Total LifeCell revenue	$156,837	$241,830	$190,518

LifeCell revenue generated from the use of AlloDerm and Strattice in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction procedures, accounted for approximately 91.5% of total LifeCell revenue post acquisition for 2008.  Revenue from Strattice, which was launched in the first quarter of 2008, accounted for approximately 17.8% of total LifeCell revenue post acquisition for 2008.

The unaudited pro forma revenue presented above is for illustrative purposes only and is not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor is it indicative of future operating results. (See Note 2 to our consolidated financial statements.)

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change

Rental expenses	$724,970	$684,935	5.8%
As a percent of total V.A.C. and TSS revenue	42.1%	42.5%	(40	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  The decrease in rental expenses as a percent of total V.A.C. and TSS revenue during 2008 was primarily due to increased productivity within our service and sales force.

Cost of Sales

The following table presents cost of sales and the sales margin for the periods indicated, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change
V.A.C. and TSS:
Cost of sales	$154,542	$145,611	6.1%
Sales margin	70.4%	68.6%	180	bps

LifeCell:
Cost of sales	$63,961	$-	-
Sales margin	59.2%	-	-

Total:
Cost of sales	$218,503	$145,611	50.1%
Sales margin	67.8%	68.6%	(80	bps)

    Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increased V.A.C. and TSS sales margin was due to favorable changes in our product mix and a shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our flexible pricing options in 2008 as compared to the prior year.  LifeCell’s cost of sales includes $15.0 million of purchase accounting adjustments associated with our inventory step-up to fair value that was realized upon the sale of the acquired inventory, which unfavorably impacted the LifeCell sales margin by 9.6%.

Gross Profit Margin

    The following table presents the gross profit margin comparing 2008 to 2007:

	Year ended December 31,
	2008	2007	Change
Gross profit margin:
V.A.C. and TSS	48.9%	48.4%	50	bps
LifeCell	59.2%	-	-
Total	49.8%	48.4%	140	bps

    Gross profit margin in 2008 increased 140 basis points to 49.8% due in large part to higher margins associated with LifeCell products.  LifeCell’s cost of sales includes $15.0 million of purchase accounting adjustments associated with our inventory step-up to fair value that was realized upon the sale of the acquired inventory, which unfavorably impacted the LifeCell sales margin by 9.6% in 2008.  The LifeCell purchase accounting adjustments negatively impacted the overall gross profit margin by 0.8% in 2008.  The increase in V.A.C. and TSS gross profit margin was due primarily to lower selling costs and field service expenses due to increased productivity of our service and sales force.

Selling, General and Administrative Expenses

    The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change

Selling, general and administrative expenses	$423,513	$356,560	18.8%
As a percent of total revenue	22.6%	22.1%	50	bps

    The 2008 increase in selling, general and administrative expenses is due primarily to the acquisition of LifeCell in the second quarter and fourth quarter restructuring charges associated with our service productivity and globalization efforts.  LifeCell selling, general and administrative expense totaled $42.0 million in 2008.

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

As SFAS 123R requires the expensing of equity awards over the estimated service period, we have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period.  In addition, due to the equity grants made in connection with the LifeCell acquisition during the second quarter of 2008, we experienced an increase in share-based compensation expense during 2008, compared to the prior year.  Share-based compensation expense was recognized in the consolidated statements of earnings for 2008 and 2007, as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2008	2007

Rental expenses	$4,955	$5,322
Cost of sales	559	623
Selling, general and administrative expenses	20,801	17,769

Pre-tax share-based compensation expense	26,315	23,714
Less: Income tax benefit	(8,310)	(6,933)

Total share-based compensation expense, net of tax	$18,005	$16,781

Diluted net earnings per share impact	$0.25	$0.23

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change

Research and development expenses	$75,839	$50,532	50.1%
As a percent of total revenue	4.0%	3.1%	90	bps

    Research and development expenses relate to our investments in clinical studies and the development of new therapeutic products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  LifeCell research and development expense totaled $14.1 million, and represented 40 basis points of the increase as a percent of revenue during 2008.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During 2008, we recorded approximately $25.0 million of amortization expense associated with these acquired intangible assets.

In-Process Research and Development

In connection with our preliminary LifeCell purchase price allocation, we recorded a charge of $61.6 million for the write-off of in-process research and development (“IPR&D”) during the second quarter of 2008.  We allocated values to the IPR&D based on an independent evaluation and appraisal of LifeCell’s research and development projects.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each IPR&D project was reviewed to determine if technological feasibility had been achieved.  The acquired IPR&D was confined to new products/technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired IPR&D write-off.

Operating Margin

    The following table presents the operating margin comparing 2008 to 2007:

	Year ended December 31,
	2008	2007	Change

Operating margin	18.6%	23.1%	(450	bps)

    The 2008 decrease in operating margin was largely attributable to the $61.6 million write-off of IPR&D, $25.0 million of amortization related to acquired identifiable intangible assets, and $15.0 million of purchase accounting adjustments charged to cost of sales that was associated with our inventory step-up to fair value.  The decrease in operating margin is partially offset by improvements in service productivity and the beneficial impact of LifeCell’s operating margin on our consolidated results.  Costs related to our LifeCell acquisition, including purchase and transaction costs, lowered the operating margin during 2008 by 540 basis points.

Interest Expense

Interest expense was $68.6 million in 2008 compared to $19.9 million in the prior year.  The increase in interest expense over the prior year is due to our debt refinancing in the second quarter of 2008 associated with our LifeCell acquisition.  At December 31, 2008, we had $950.0 million and $29.0 million outstanding under our term loan facility and revolving credit facility, respectively.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  Interest expense in 2008 and 2007 includes deferred debt issuance cost write-offs of $860,000 and $3.9 million, respectively, on our previous debt facility, which were recorded upon the refinancing of our credit facility and long-term debt.

Net Earnings

Net earnings for 2008 were $173.9 million, compared to $237.1 million in the prior year. Net earnings for 2008 were negatively impacted by transaction-related expenses associated with our acquisition of LifeCell, higher debt interest costs and restructuring charges recorded during the year.  The effective income tax rate for 2008 was 39.5% compared to 33.8% in 2007.  The increase in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of IPR&D associated with the LifeCell acquisition.

Net Earnings per Diluted Share

Net earnings per diluted share for 2008 were $2.42, as compared to net earnings per diluted share of $3.31 in the prior year.  This decrease resulted from lower net earnings in 2008, due to transaction-related costs associated with the LifeCell acquisition.  Diluted weighted average shares outstanding of 71.8 million increased 0.2% from the prior year as additional share-based compensation grants were partially offset by open-market share repurchases.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenue by Operating Segment

The following table sets forth, for the periods indicated, rental and sales revenue by operating segment, as well as  the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
North America – V.A.C. and TSS revenue:
Rental	$924,735	$802,063	15.3%
Sales	298,895	257,217	16.2

Total – North America	1,223,630	1,059,280	15.5

EMEA/APAC – V.A.C. and TSS revenue:
Rental	221,809	177,606	24.9
Sales	164,505	134,750	22.1

Total – EMEA/APAC	386,314	312,356	23.7

Total rental revenue	1,146,544	979,669	17.0
Total sales revenue	463,400	391,967	18.2

Total revenue	$1,609,944	$1,371,636	17.4%

For additional discussion on segment and geographical information, see Note 17 to our consolidated financial statements.

Revenue by Product Line

The following table sets forth, for the periods indicated, rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. revenue:
Rental	$872,769	$732,308	19.2%
Sales	406,854	336,781	20.8

Total V.A.C.	$1,279,623	$1,069,089	19.7

TSS revenue:
Rental	273,775	247,361	10.7
Sales	56,546	55,186	2.5

Total TSS	$330,321	$302,547	9.2

Total revenue	$1,609,944	$1,371,636	17.4%

The growth in total revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and increased rental volumes of TSS.  Foreign currency exchange rate movements favorably impacted total revenue by 2.5% compared to the prior year.

Revenue Relationship

    The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

North America – V.A.C. and TSS revenue	76.0%	77.2%	(120	bps)
EMEA/APAC – V.A.C. and TSS revenue	24.0	22.8	120	bps

Total revenue	100.0%	100.0%

V.A.C. revenue	79.5%	77.9%	160	bps
TSS revenue	20.5	22.1	(160	bps)

Total revenue	100.0%	100.0%

Rental revenue	71.2%	71.4%	(20	bps)
Sales revenue	28.8	28.6	20	bps

Total revenue	100.0%	100.0%

North America V.A.C. and TSS Revenue

The following table sets forth, for the periods indicated, North America V.A.C. and TSS rental and sales revenue by product line, as well as the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. revenue:
Rental	$730,167	$622,535	17.3%
Sales	262,873	222,002	18.4

Total V.A.C.	993,040	844,537	17.6

TSS revenue:
Rental	194,568	179,528	8.4
Sales	36,022	35,215	2.3

Total TSS	230,590	214,743	7.4

Total rental revenue	924,735	802,063	15.3
Total sales revenue	298,895	257,217	16.2

Total revenue	$1,223,630	$1,059,280	15.5%

The growth in North America revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  Total North America V.A.C. revenue increased over the prior year primarily due to higher rental and sales unit volume, resulting from increased market penetration.  Growth in rental unit volume was reported across all care settings.  The increase in North America V.A.C. rental revenue was primarily due to a 17.6% increase in rental unit volume compared to the prior year.  The increase in North America V.A.C. sales revenue over the prior year was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in V.A.C. rental unit volume.

North America TSS revenue increased over the prior year primarily due to a 7.2% increase in rental unit volume.

EMEA/APAC V.A.C. and TSS Revenue
The following table sets forth, for the periods indicated, EMEA/APAC V.A.C. and TSS rental and sales revenue by product line, as well as  the percentage change in each line item, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
			%
	2007	2006	Change
V.A.C. revenue:
Rental	$142,602	$109,773	29.9%
Sales	143,981	114,779	25.4

Total V.A.C.	286,583	224,552	27.6

TSS revenue:
Rental	79,207	67,833	16.8
Sales	20,524	19,971	2.8

Total TSS	99,731	87,804	13.6

Total rental revenue	221,809	177,606	24.9
Total sales revenue	164,505	134,750	22.1

Total revenue	$386,314	$312,356	23.7%

The 2007 growth in total EMEA/APAC revenue was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables and favorable foreign currency exchange rate variances.  Foreign currency exchange rate movements accounted for 12.3% of the increase in total EMEA/APAC revenue in 2007 compared to the prior year.

The increase in EMEA/APAC V.A.C. revenue over the prior year was primarily due to higher V.A.C. rental and sales unit volume and favorable foreign currency exchange variances.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C revenue by 11.6% in 2007 compared to the prior year.  The growth in EMEA/APAC V.A.C. rental revenue over the prior year was due primarily to a 24.7% increase in rental unit volume.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C. rental revenue by 12.1% in 2007 compared to the prior year.  The increase in EMEA/APAC V.A.C. sales revenue over the prior year was primarily due to overall increased sales of V.A.C. disposables associated with the increase in V.A.C. rental unit volume.  Foreign currency exchange rate movements favorably impacted EMEA/APAC V.A.C. sales revenue by 11.3% in 2007 compared to the prior year.

The increase in EMEA/APAC TSS revenue over the prior year was due primarily to foreign currency exchange rate movements which favorably impacted EMEA/APAC TSS revenue by 13.9% for 2007 compared to the prior year.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total revenue comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Rental expenses	$684,935	$607,132	12.8%
As a percent of total V.A.C. and TSS revenue	42.5%	44.3%	(180	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  The decrease in rental expenses as a percent of total revenue was primarily due to increased sales force and service productivity and lower marketing expenditures during 2007 compared to the prior year.  Our sales and service headcount increased to approximately 3,560 at December 31, 2007 from 3,520 at December 31, 2006, which resulted in a slower growth rate in expenses associated with our sales and service headcount than the rate of revenue growth.

Cost of Sales

    The following table presents cost of sales and the sales margin for the periods indicated, comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Cost of sales	$145,611	$120,492	20.8%
Sales margin	68.6%	69.3%	(70	bps)

    Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The decreased sales margin for 2007 was due primarily to a volume purchase discount received in 2006 relating to a large opportunistic purchase of V.A.C. disposables which was fully recognized in 2006.

Gross Profit Margin

    The following table presents the gross profit margin comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

Gross profit margin	48.4%	47.0%	140	bps

    The increase in gross profit margin for 2007 was due primarily to increased market penetration, improved revenue realization levels, increased sales force and service productivity and lower marketing expenditures compared to the prior year.

Selling, General and Administrative Expenses

    The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2007 to 2006 (dollars in thousands):

	Year ended December 31,
	2007	2006	Change

Selling, general and administrative expenses	$356,560	$298,076	19.6%
As a percent of total revenue	22.1%	21.7%	40	bps

    The increase in 2007 selling, general and administrative expenses, as a percent of total revenue, was due primarily to increased management transition costs, costs associated with our global alignment efforts, share-based compensation and reserve provisions associated with the portfolio rationalization of selected TSS inventory and rental assets compared to the prior year.

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

    Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems and dressings, new and synergistic technologies across the continuum of wound care, including tissue healing, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.

Operating Margin

    The following table presents the operating margin comparing 2007 to 2006:

	Year ended December 31,
	2007	2006	Change

Operating margin	23.1%	22.5%	60	bps

    The increase in operating margin was due primarily to increased market penetration, improved revenue realization levels and increased sales force and service productivity, partially offset by increased management transition costs, costs associated with our global alignment efforts, share-based compensation and reserve provisions associated with the portfolio rationalization of selected TSS inventory and rental assets compared to the prior year.  Share-based compensation expense under SFAS 123R unfavorably impacted our operating margin by 1.5% in 2007 compared to 1.3% in the prior year.

Interest Expense

    Interest expense was $19.9 million in 2007 compared to $20.3 million in the prior year.  Interest expense in 2007 and 2006 includes write-offs of capitalized debt issuance costs totaling $3.9 million and $1.5 million, respectively.  During 2007 and 2006, early-redemption premium payments of approximately $3.6 million and $490,000, respectively, were recorded as interest expense related to the redemption of our previously-existing senior subordinated notes.  The remaining decrease in interest expense from the prior year is due to a reduction in our outstanding debt balance and a lower interest rate compared to the prior year.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2008, our primary source of capital was cash from operations and proceeds from our acquisition financing.  During 2007 and 2006, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year ended December 31,
	2008		2007		2006

Net cash provided by operating activities	$427,131		$348,938		$236,263
Net cash used by investing activities	(1,887,235)	(1)	(101,685)		(99,775)
Net cash provided (used) by financing activities	1,449,209	(2)	(97,659)	(3)	(156,425)	(4)
Effect of exchange rates changes on cash and cash equivalents	(7,331)		9,253		3,700

Net increase (decrease) in cash and cash equivalents	$(18,226)		$158,847		$(16,237)

(1) Includes the LifeCell acquisition, net of cash acquired, of $1.7 billion utilizing funds received from our new senior credit facility and convertible senior notes.
(2) Includes proceeds of $1.7 billion on our new senior credit facility and convertible senior notes and $114.0 million on our revolving facility, partially offset by the repayment of our previous revolving credit facility of $68.0 million, regularly scheduled debt payments totaling $50.0 million on our new senior credit facility, payments totaling $85.0 million on our revolving facility and a net cash payment of $48.7 million for our convertible note hedge and warrant transactions.

(3) This amount for 2007 includes debt prepayments and regularly scheduled debt payments totaling $120.0 million on our revolving credit facility, $139.5 million on our previous senior credit facility and $68.1 million for redemption of our subordinated notes, partially offset by proceeds of $188.0 million from our previously-existing revolving credit facility.

(4) This amount for 2006 includes debt prepayments and regularly scheduled debt payments totaling $70.4 million on our previous senior credit facility and $16.3 million for the repurchase of our previously-existing subordinated notes. In addition, the amount for 2006 includes $109.8 million related to the repurchase and retirement of 3.5 million shares of KCI common stock.

At December 31, 2008, our principal sources of liquidity consisted of $247.8 million of cash and cash equivalents and $262.4 million available under our revolving credit facility.  The revolving credit facility makes available to us up to $300.0 million until May 2013.  At December 31, 2008, there were $29.0 million of borrowings and $8.6 million in undrawn letters of credit under our revolving credit facility.  Subsequent to December 31, 2008, we made voluntary prepayments of $50.0 million on our senior credit facility and $29.0 million on our revolving credit facility.

Working Capital

At December 31, 2008, we had current assets of $817.6 million, including $406.0 million in net accounts receivable and $109.1 million in inventory, and current liabilities of $412.4 million resulting in a working capital surplus of $405.2 million compared to a surplus of $482.3 million at December 31, 2007.  The decrease in working capital is primarily due to current installments of our long-term debt under our senior credit facility.

As of December 31, 2008, we had $406.0 million of receivables outstanding, net of realization reserves of $104.0 million.  North America receivables, net of realization reserves, were outstanding for an average of 77 days at December 31, 2008, up from 72 days at December 31, 2007.  The increase in North American days revenue outstanding during 2008 is primarily attributable higher levels of growth in our homecare business which has a longer collection cycle.  EMEA/APAC net receivable days increased from 81 days at December 31, 2007 to 84 days at December 31, 2008.  LifeCell receivables were outstanding for an average of 43 days at December 31, 2008.

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

Capital Expenditures

During 2008, 2007 and 2006, we made capital expenditures of $131.3 million, $95.8 million and $92.2 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of December 31, 2008 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	4.62%		$29,000	$262,411	(1)
Term loan facility	May 2013	5.67%	(2)	950,000	-

Total				$979,000	$262,411

(1) At December 31, 2008, amount available under the revolving portion of our credit facility reflected a reduction of $8.6 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder. Subsequent to December 31, 2008, we made voluntary prepayments of $50.0 million on our senior credit facility and $29.0 million on our revolving credit facility.

(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2008 was 4.75%.

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

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on additional indebtedness, other liens or guarantees, mergers or consolidations, capital expenditures, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.

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

As of December 31, 2008, we were in compliance with all covenants under the senior credit agreement and our leverage ratio of debt to EBITDA, as defined, was 2.7 to 1.0.

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

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  The entire principal amount of the Convertible Notes is recorded as debt as prescribed under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using an estimated non-convertible debt borrowing rate for similar types of instruments.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred taxes and the portion of issuance costs allocated to the equity component.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our estimated non-convertible borrowing rate of 7.8%, the adoption of FSP APB 14-1 will result in approximately $12.4 million and $18.8 million, or $0.11 and $0.16 per diluted share of additional non-cash interest expense for 2008 and 2009, respectively, assuming diluted weighted average shares outstanding of approximately 71.8 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.

Interest Rate Protection

At December 31, 2008, we had eleven interest rate swap agreements pursuant to which we have fixed the rate on $467.5 million notional amount of our outstanding variable rate debt at an average interest rate of 3.317%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of December 31, 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $13.3 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $492,000 and $51,000 lower for 2008 and 2007, respectively, but $2.0 million higher in 2006.

In January, 2009, we entered into additional interest rate swap agreements to convert an additional $100 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on March 31, 2009 and expire on March 31, 2010 with a fixed interest rate of 1.110%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.

Contractual Obligations

We are committed to making cash payments in the future on long-term debt, capital leases, operating leases and purchase commitments. We have not guaranteed the debt of any other party.  The following table summarizes our contractual cash obligations as of December 31, 2008 for each of the periods indicated (dollars in thousands):

	Less Than	1 - 3	4 - 5	After 5
	1 Year	Years	Years	Years	Total (1)

Long-Term Debt Obligations	$100,000	$375,000	$504,000	$690,000	$1,669,000
Interest on Long-Term Debt Obligations (2)	75,201	120,635	67,788	28,903	292,527
Capital Lease Obligations	191	187	13	-	391
Operating Lease Obligations	36,370	52,383	27,342	22,966	139,061
Purchase Obligations	27,616	-	-	-	27,616

Total	$239,378	$548,205	$599,143	$741,869	$2,128,595

(1) This excludes our liability of $26.2 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations.

Effective November 2007, we entered into a supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd., which was subsequently amended as of July 31, 2008.  The agreement has a term of five years through November 2012 and is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary three-months or more prior to the expiration of the then-current term.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  In the event of termination, we would have been committed to purchase from Avail approximately $7.7 million of inventory as of December 31, 2008, which is included within Purchase Obligations in the table above.

Critical Accounting Estimates

The SEC defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments.  In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from our estimates.  The accounting policies that are most subject to important estimates or assumptions are described below.  Also, see Note 1 to our consolidated financial statements.

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

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.

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

The domestic TPP reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a full settlement of a claim in our homecare business may, in some cases, extend beyond one year.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2008 would impact pre-tax earnings by an estimated $3.1 million.

Inventory

V.A.C. and TSS inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Except where firm orders are on-hand, inventory quantities of sale-only products in excess of demand over the preceding twelve months are considered excess and are reserved at 50% of cost. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The inventory reserve balance is reviewed, and if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the inventory is written down, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

LifeCell inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.  Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.  The Company records a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements.  In addition, the Company records a provision for tissue that will not meet tissue standards based on historic rejection rates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we applied the provisions of SFAS No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets," in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually, by reporting unit, for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit, which is the same as the segment to which they are assigned.

Goodwill and other indefinite lived intangible assets were initially tested for impairment during 2002, and we determined that there was no impairment.  The most recent annual test completed in the fourth quarter of 2008 reconfirmed the lack of impairment.  The goodwill of a reporting unit will be tested annually or if an event occurs or circumstances change that would likely reduce the fair value of a reporting unit below its carrying amount.  Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

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

At December 31, 2008, deferred tax assets recorded by KCI decreased from 2007 as a result of the LifeCell transaction and the recording of deferred tax liabilities associated with the acquisition.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for the full year of 2008 was 39.5% compared to 33.8% in 2007.  For 2008, the increase in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of IPR&D associated with the LifeCell acquisition.

Share-based Compensation

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

The weighted-average estimated fair value of stock options granted during 2008, 2007 and 2006 was $19.52, $24.30 and $17.63, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2008	2007	2006

Expected stock volatility	39.4%	39.6%	39.2%
Expected dividend yield	-	-	-
Risk-free interest rate	3.2%	4.5%	4.8%
Expected life (years)	6.3	6.2	6.2

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the nonfinancial assets and nonfinancial liabilities associated with our LifeCell acquisition which were measured and recorded at fair value as of the acquisition date.  We adopted SFAS 157 for our financial assets and financial liabilities beginning January 1, 2008 and beginning January 1, 2009, we have adopted the provision of SFAS 157 previously deferred by FSP 157-2. The adoption of SFAS 157 did not have a material impact on our results of operations or our financial position.

At December 31, 2008, we had eleven interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $87.6 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  The following table sets forth the information by level for financial assets and financial liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3

Liabilities:
Foreign currency exchange contracts	$1,964	$-	$1,964	$-
Interest rate swap agreements	$13,240	$-	$13,240	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our consolidated financial statements is dependent on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 was effective for KCI beginning January 1, 2009, and the adoption of SFAS 161 did not have a material impact on our results of operations or our financial position.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  FSP 142-3 was effective for KCI beginning January 1, 2009, and the adoption of FSP 142-3 did not have a material impact on our results of operations or our financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using an estimated non-convertible debt borrowing rate for similar types of instruments.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred taxes and the portion of issuance costs allocated to the equity component.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our estimated non-convertible borrowing rate of 7.8%, the adoption of FSP APB 14-1 will result in approximately $12.4 million and $18.8 million, or $0.11 and $0.16 per diluted share of additional non-cash interest expense for 2008 and 2009, respectively, assuming diluted weighted average shares outstanding of approximately 71.8 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.

In June 2008, the FASB ratified EITF Issue No. 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock which is taken into consideration in evaluating the applicability of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”   EITF 07-5 is effective for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  EITF 07-5 was effective for KCI beginning January 1, 2009, and the adoption of EITF 07-5 did not have a material impact on our results of operations or our financial position.

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

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk that could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed rate basis through June 2011, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

We are required under the senior credit facility to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness, for a period of at least 30 months thereafter. As a result of the swap agreements currently in effect as of December 31, 2008, approximately 69.4% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

At December 31, 2008, we had eleven interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $467.5 million notional amount of our outstanding variable-rate debt at a weighted average interest rate of 3.317%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement, as follows:

•	3.895% per annum on $87.0 million of our variable rate debt through June 30, 2011;
•	3.895% per annum on $43.5 million of our variable rate debt through June 30, 2011;
•	3.895% per annum on $43.5 million of our variable rate debt through June 30, 2011;
•	3.399% per annum on $37.4 million of our variable rate debt through March 31, 2011;
•	3.399% per annum on $28.1 million of our variable rate debt through March 31, 2011;
•	3.399% per annum on $28.1 million of our variable rate debt through March 31, 2011;
•	3.030% per annum on $40.0 million of our variable rate debt through December 31, 2010;
•	3.030% per annum on $30.0 million of our variable rate debt through December 31, 2010;
•	3.030% per annum on $30.0 million of our variable rate debt through December 31, 2010;
•	2.520% per annum on $60.0 million of our variable rate debt through December 31, 2009; and
•	2.520% per annum on $40.0 million of our variable rate debt through December 31, 2009.

The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

In January, 2009, we entered into additional interest rate swap agreements to convert an additional $100 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on March 31, 2009 and expire on March 31, 2010 with a fixed interest rate of 1.110%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

The tables below provide information as of December 31, 2008 and 2007 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of December 31, 2008
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$392,955	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$100,000	$150,000	$225,000	$300,000	$204,000	$979,000	$881,100
Weighted average interest rate(2)	4.748%	4.748%	4.748%	4.748%	4.748%	4.748%

Interest rate swap(3)
Variable to fixed-notional amount	$205,500	$192,500	$69,500	$—	$—	$467,500	$(13,272)
Average pay rate	3.293%	3.511%	3.797%	—	—	3.380%
Average receive rate(4)	1.460%	1.460%	1.460%	—	—	1.460%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(3) Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at December 31, 2008.

(4) The average receive rates for future periods are based on the current period average receive rates. These rates reset quarterly.

	Expected Maturity Date as of December 31, 2007
	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt
Variable rate	$—	$—	$—	$—	$68,000	$68,000	$68,000
Weighted average interest rate(1)	—	—	—	—	5.84%	5.84%

(1) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.

Foreign Currency and Market Risk

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. Our foreign operations are measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

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

At December 31, 2008, we had outstanding forward currency exchange contracts to sell approximately $87.6 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $136.2 million for the year ended December 31, 2008.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2008 would change our net earnings for the year ended December 31, 2008 by approximately $13.0 million.  Our analysis does not consider the impact the fluctuation would have on the value of our forward currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kinetic Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries “the Company” as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 23, 2009

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$247,767	$265,993
Accounts receivable, net	406,007	356,965
Inventories, net	109,097	50,341
Deferred income taxes	19,972	41,504
Prepaid expenses and other	34,793	31,176

Total current assets	817,636	745,979

Net property, plant and equipment	303,799	228,471
Debt issuance costs, less accumulated amortization of $9,625 at 2008 and $218 at 2007	53,528	2,456
Deferred income taxes	8,635	8,743
Goodwill	1,337,810	48,897
Identifiable intangible assets, less accumulated amortization of $36,773 at 2008 and $10,678 at 2007	472,547	7,196
Other non-current assets	12,730	15,843

	$3,006,685	$1,057,585

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$53,765	$50,804
Accrued expenses and other	258,666	212,874
Current installments of long-term debt	100,000	-

Total current liabilities	412,431	263,678

Long-term debt, net of current installments	1,569,000	68,000
Non-current tax liabilities	26,205	31,313
Deferred income taxes	181,745	9,921
Other non-current liabilities	6,382	7,653

Total liabilities	2,195,763	380,565

Shareholders' equity:
Common stock; authorized 225,000 at 2008 and 2007, issued and outstanding 70,524 at 2008 and 72,153 at 2007	71	72
Preferred stock; authorized 50,000 at 2008 and 2007; issued and outstanding 0 at 2008 and 2007	-	-
Additional paid-in capital	665,746	644,347
Retained earnings (deficit)	136,099	(7,181)
Accumulated other comprehensive income	9,006	39,782

Shareholders' equity	810,922	677,020

	$3,006,685	$1,057,585

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Rental	$1,199,778	$1,146,544	$979,669
Sales	678,131	463,400	391,967

Total revenue	1,877,909	1,609,944	1,371,636

Rental expenses	724,970	684,935	607,132
Cost of sales	218,503	145,611	120,492

Gross profit	934,436	779,398	644,012

Selling, general and administrative expenses	423,513	356,560	298,076
Research and development expenses	75,839	50,532	36,694
Acquired intangible asset amortization	25,001	-	-
In-process research and development	61,571	-	-

Operating earnings	348,512	372,306	309,242

Interest income and other	6,101	6,154	4,717
Interest expense	(68,639)	(19,883)	(20,333)
Foreign currency gain (loss)	1,308	(624)	(1,580)

Earnings before income taxes	287,282	357,953	292,046

Income taxes	113,387	120,809	96,578

Net earnings	$173,895	$237,144	$195,468

Net earnings per share:
Basic	$2.43	$3.34	$2.76

Diluted	$2.42	$3.31	$2.69

Weighted average shares outstanding:
Basic	71,464	70,975	70,732

Diluted	71,785	71,674	72,652

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in	Deferred	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par	Capital	Compensation	(Deficit)	Income	Equity

Balances at December 31, 2005	70,307	$70	$557,468	$(6,880)	$(365,916)	$6,724	$191,466

Net earnings	-	-	-	-	195,468	-	195,468
Foreign currency translation adjustment, net of taxes of $880	-	-	-	-	-	19,431	19,431
Net derivative gain, net of taxes of $41	-	-	-	-	-	75	75
Reclassification adjustment for gains included in income, net of taxes of $(701)	-	-	-	-	-	(1,301)	(1,301)
Repurchase of common stock in open-market transactions	(3,254)	(3)	(26,120)	-	(73,877)	-	(100,000)
Exercise of stock options and other	2,951	3	30,134	-	-	-	30,137
Shares purchased under ESPP	124	-	3,830	-	-	-	3,830
Restricted stock issued, net of forfeitures	333	-	-	-	-	-	-
Share-based compensation expense	-	-	17,107	-	-	-	17,107
Reclassification as a result of SFAS 123R adoption	-	-	(6,880)	6,880	-	-	-

Balances at December 31, 2006	70,461	$70	$575,539	$-	$(244,325)	$24,929	$356,213

Net earnings	-	-	-	-	237,144	-	237,144
Foreign currency translation adjustment, net of taxes of $353	-	-	-	-	-	14,819	14,819
Net derivative gain, net of taxes of $1	-	-	-	-	-	1	1
Reclassification adjustment for losses included in income, net of taxes of $18	-	-	-	-	-	33	33
Exercise of stock options and other	1,459	2	42,738	-	-	-	42,740
Shares purchased under ESPP	119	-	4,083	-	-	-	4,083
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	114	-	(1,097)	-	-	-	(1,097)
Share-based compensation expense	-	-	23,084	-	-	-	23,084

Balances at December 31, 2007	72,153	$72	$644,347	$-	$(7,181)	$39,782	$677,020

Net earnings	-	-	-	-	173,895	-	173,895
Foreign currency translation adjustment, net of taxes of $565	-	-	-	-	-	(22,170)	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	-	-	-	-	(8,926)	(8,926)
Reclassification adjustment for losses included in income, net of taxes of $172	-	-	-	-	-	320	320
Repurchase of common stock in open-market transactions	(2,073)	(1)	(19,384)	-	(30,615)	-	(50,000)
Exercise of stock options and other	94	-	1,495	-	-	-	1,495
Shares purchased under ESPP	172	-	4,457	-	-	-	4,457
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	178	-	(1,010)	-	-	-	(1,010)
Share-based compensation expense	-	-	26,315	-	-	-	26,315
Convertible bond note hedge, net of taxes of ($58,178), and warrants	-	-	9,526	-	-	-	9,526

Balances at December 31, 2008	70,524	$71	$665,746	$-	$136,099	$9,006	$810,922

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$173,895	$237,144	$195,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	135,372	93,823	83,407
Provision for bad debt	10,605	7,567	13,744
Amortization of deferred gain on sale of headquarters facility	(1,070)	(1,070)	(1,070)
Write-off of deferred debt issuance costs	860	3,922	1,515
Share-based compensation expense	26,315	23,714	17,107
Excess tax benefit from share-based payment arrangements	(1,917)	(14,318)	(43,152)
Write-off of in-process research and development	61,571	-	-
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(39,884)	(33,534)	(55,986)
Decrease (increase) in inventories, net	5,632	(8,731)	(14,505)
Decrease (increase) in prepaid expenses and other	2,528	(5,592)	(2,527)
Decrease (increase) in deferred income taxes, net	84,771	(16,091)	(20,875)
Increase (decrease) in accounts payable	(15,618)	12,793	(4,850)
Increase (decrease) in accrued expenses and other	(6,085)	23,409	19,769
Increase (decrease) in tax liabilities, net	(9,844)	25,902	48,218
Net cash provided by operating activities	427,131	348,938	236,263

Cash flows from investing activities:
Additions to property, plant and equipment	(131,283)	(95,847)	(92,178)
Increase in inventory to be converted into equipment for short-term rental	(11,200)	(5,000)	(4,000)
Dispositions of property, plant and equipment	5,998	2,528	1,894
Business acquired in purchase transaction, net of cash acquired	(1,745,743)	-	-
Purchase of investments	-	(36,425)	-
Maturities of investments	-	36,425	-
Increase in identifiable intangible assets and other non-current assets	(5,007)	(3,366)	(5,491)
Net cash used by investing activities	(1,887,235)	(101,685)	(99,775)

Cash flows from financing activities:
Proceeds from revolving credit facility	114,000	188,000	-
Repayments of long-term debt, capital lease and other obligations	(135,260)	(327,659)	(87,684)
Payments of debt issuance costs	-	(2,359)	-
Repurchase of common stock in open-market transactions	(50,000)	-	(100,000)
Excess tax benefit from share-based payment arrangements	1,917	14,318	43,152
Proceeds from exercise of stock options	2,454	28,372	11,937
Purchase of immature shares for minimum tax withholdings	(1,010)	(2,414)	(27,660)
Proceeds from purchase of stock in ESPP and other	4,457	4,083	3,830
Acquisition financing:
Proceeds from senior credit facility	1,000,000	-	-
Proceeds from convertible senior notes	690,000	-	-
Repayment of long-term debt	(68,000)	-	-
Proceeds from convertible debt warrants	102,458	-	-
Purchase of convertible debt hedge	(151,110)	-	-
Payment of debt issuance costs	(60,697)	-	-
Net cash provided (used) by financing activities	1,449,209	(97,659)	(156,425)

Effect of exchange rate changes on cash and cash equivalents	(7,331)	9,253	3,700
Net increase (decrease) in cash and cash equivalents	(18,226)	158,847	(16,237)
Cash and cash equivalents, beginning of year	265,993	107,146	123,383
Cash and cash equivalents, end of year	$247,767	$265,993	$107,146

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.      Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The consolidated entity is referred to herein as "KCI."  Certain prior period amounts have been reclassified to conform to the 2008 presentation.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For 2008, we are reporting financial results for our V.A.C. Therapy and Therapeutic Support Systems (“TSS”) product line revenues consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell Corporation (“LifeCell”), a leader in innovative tissue regeneration products sold primarily throughout the United States (“the U.S.”).  Under our current management structure, LifeCell is excluded from the geographic reporting structure and is reported as its own operating segment.  The results of LifeCell’s operations have been included in our consolidated financial statements beginning on May 20, 2008, the date on which we achieved a majority ownership position and control of the LifeCell operations.

(b)   Nature of Operations and Customer Concentration

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the advanced wound care, regenerative medicine and therapeutic support system markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our TSS business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the U.S. and abroad.

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments: (i) North America – V.A.C. and TSS, which is comprised principally of the U.S. and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and TSS, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.

Operations for North America V.A.C. and TSS accounted for approximately 67.7%, 76.0% and 77.2% of our total revenue for 2008, 2007 and 2006, respectively. In the U.S. acute care settings, which accounted for approximately half of our North American V.A.C. and TSS revenue for 2008, we bill our customers directly for the rental and sale of our products.  Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations, or GPOs.  Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement.  Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement.  Approximately 32.6%, 36.9% and 37.6% of our total revenue during 2008, 2007 and 2006, respectively, was generated under national agreements with GPOs.  During 2008, 2007 and 2006, we recorded approximately $198.3 million, $193.6 million and $179.2 million, respectively, in V.A.C. and TSS revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  During 2008, 2007 and 2006, we recorded revenue related to Medicare claims of approximately $170.4 million, $181.5 million and $165.4 million, respectively.

To date, LifeCell regenerative medicine revenue has been generated primarily in the U.S. in the acute care setting on a direct billing basis.  We market our AlloDerm product, made from allograft or human tissue, and Strattice product, made from xenograft or animal tissue, for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  These products are marketed through our direct sales and marketing organization.  Our sales representatives are responsible for interacting with plastic surgeons, general surgeons, ear, nose and throat surgeons, burn surgeons and trauma/acute care surgeons to educate them on the use and potential benefits of our reconstructive tissue products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.

Outside of the U.S., most of revenue is generated in the acute care setting on a direct billing basis.

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

(f)   Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our senior credit facility and 3.25% Convertible Senior Notes, or the Notes, approximates fair value. The fair value of our senior credit facility and the Notes is estimated based upon open-market trades at or near year-end.  The carrying value of our senior credit facility and the Notes as of December 31, 2008 was $979.0 million and $690.0 million, respectively, with a corresponding fair value of approximately $881.1 million and $393.0 million.

(g)   Accounts Receivable

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

Significant concentrations of accounts receivable include:

	2008	2007

Acute and extended care organizations	50%	50%
Managed care, insurance and other	36%	34%
Medicare/Medicaid	12%	15%
Other	2%	1%

The TPP reimbursement process in the U.S. requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, increasing total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

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

(h)   Inventories

    V.A.C. and TSS inventories

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

Effective November 2007, we entered into a supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd., which was subsequently amended as of July 31, 2008.  The agreement has a term of five years through November 2012 and is renewable annually for an additional twelve-month period in November of each year, unless either party gives notice to the contrary three-months or more prior to the expiration of the then-current term.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process. We maintain a finished goods inventory of disposables sufficient to support our business for approximately seven weeks in the U.S. and nine weeks in our international locations.

LifeCell inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.  Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.  We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements.  In addition, we record a provision for tissue that will not meet tissue standards based on historic rejection rates.

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

(j)   Long-Lived Assets

Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized. Software development costs for internal use are capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  Debt issuance costs at December 31, 2008 represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing.  During 2008, we capitalized $60.7 million related to the completion of our acquisition financing.  (See Note 3.)   Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases. Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method.  Patent and trademark costs associated with products for which we are no longer pursuing development are written-off to expense.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for 2008, 2007 and 2006 was $97.1 million, $84.4 million and $78.8 million, respectively.

(k)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Effective January 1, 2002, we have applied the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), "Goodwill and Other Intangible Assets," in our accounting for goodwill. SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. KCI defines its reporting units at the same level as our segments disclosed in Note 17: North America, EMEA/APAC and LifeCell. Goodwill and other indefinite lived intangible assets were tested for impairment during the fourth quarter of 2008 and we determined no impairment write down was required.

The fair value of each reporting unit was determined using discounted cash flow models. Significant assumptions included risk-based discount rates ranging from 12% to 15.5%, estimated growth rates based on KCI’s long-range planning model and terminal values of each reporting unit based on a growth rate of 3.5% after the 10th year. Goodwill arising from the LifeCell purchase was allocated to the applicable reporting units based on the discounted projected benefit received by that reporting unit.  (See Note 5.)

Identifiable intangible assets include developed technology, customer relationships, trademarks and patents.  The increase in identifiable intangible assets is due primarily to the $486.7 million of identifiable intangible assets purchased in connection with the LifeCell acquisition.  We amortize our identifiable intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset.

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

We account for uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” Accordingly, a liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

At December 31, 2008, deferred tax assts recorded by KCI decreased from 2007 as a result of the LifeCell transaction and the recording of deferred tax liabilities associated with the acquisition.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary difference and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for 2008 was 39.5% compared to 33.8% in 2007.  The increase in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of in-process research and development (“IPR&D”) associated with the LifeCell acquisition.

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

(o)   Self-Insurance

We self-insure certain employee benefit and casualty insurance risks.  Our group medical plan for U.S. employees is a qualified self-insured plan subject to specific stop loss insurance coverage. Our short-term disability plan for U.S. based employees is self-insured. The Texas Employee Injury Benefit Plan is self-insured subject to a $500,000 per occurrence deductible. Our general and product liability insurance coverage is subject to a $750,000 per occurrence self-insured retention.  Our workers’ compensation and auto liability insurance coverages are subject to $750,000 per occurrence deductibles.  Our group life and accidental death and dismemberment plan along with our long-term disability plan are all fully insured. We fully accrue our self-insurance liabilities, including claims incurred but not reported. These liabilities are not discounted.

(p)   Foreign Currency Translation and Transaction Gains and Losses

The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income.  Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of earnings.  (See Note 1(u).)

(q)   Share-based Compensation

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

Share-based compensation expense was recognized in the consolidated statements of earnings as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Rental expenses	$4,955	$5,322	$4,285
Cost of sales	559	623	487
Selling, general and administrative expenses	20,801	17,769	12,335

Pre-tax share-based compensation expense	26,315	23,714	17,107
Less: Income tax benefit	(8,310)	(6,933)	(5,071)

Total share-based compensation expense, net of tax	$18,005	$16,781	$12,036

Diluted net earnings per share impact	$0.25	$0.23	$0.17

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

The weighted-average estimated fair value of stock options granted during 2008, 2007 and 2006 was $19.52, $24.30 and $17.63, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2008	2007	2006

Expected stock volatility	39.4%	39.6%	39.2%
Expected dividend yield	-	-	-
Risk-free interest rate	3.2%	4.5%	4.8%
Expected life (years)	6.3	6.2	6.2

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

(r)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems and dressings, new and synergistic technologies across the entire continuum of wound care.  Our focus includes the healing, preservation and repair of tissue, the development of new applications of negative pressure technology, the upgrading and expanding of our surface technologies in our TSS business and the leveraging of our core understanding of biological tissues in order to develop biosurgery products in our regenerative medicine business.  The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(s)   Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at December 31, 2008 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  (See Note 6.)

(t)   Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and other related guidance.

(u)   Foreign Exchange Protection Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances.  We enter into forward currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our consolidated statements of earnings. (See Note 6.)

(v)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate.  Shipping and handling costs on sales products recovered from customers of $4.2 million, $2.8 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in sales revenue for these periods.

(w)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between KCI and its customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(x)   Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expenses were $9.6 million, $8.1 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(y)   Seasonality

For the last several years, our growth has been driven primarily by increased revenue from V.A.C. Therapy systems and related supplies.  Revenue from V.A.C. Therapy systems accounted for approximately 74.2%, 79.5% and 77.9%, respectively, of total revenue for the years ended December 31, 2008, 2007 and 2006.  Historically, we have experienced a seasonal slowing of V.A.C. revenue growth beginning late in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries, and increased discharges of individuals from the acute care setting around the winter holidays.  LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.

(z)   Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  On February 12, 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the nonfinancial assets and nonfinancial liabilities associated with our LifeCell acquisition which were measured and recorded at fair value as of the acquisition date. We adopted SFAS 157 for our financial assets and financial liabilities beginning January 1, 2008 and beginning January 1, 2009, we have adopted the provision of SFAS 157 previously deferred by FSP 157-2. The adoption of SFAS 157 did not have a material impact on our results of operations or our financial position.

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

(aa)   Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and is effective for fiscal years beginning after December 15, 2008. The impact that the adoption of SFAS 141R will have on our consolidated financial statements is dependent on the nature, terms and size of business combinations that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 was effective for KCI beginning January 1, 2009, and the adoption of SFAS 161 did not have a material impact on our results of operations or our financial position.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  FSP 142-3 was effective for KCI beginning January 1, 2009, and the adoption of FSP 142-3 did not have a material impact on our results of operations or our financial position.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using an estimated non-convertible debt borrowing rate for similar types of instruments.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred taxes and the portion of issuance costs allocated to the equity component.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our estimated non-convertible borrowing rate of 7.8%, the adoption of FSP APB 14-1 will result in approximately $12.4 million and $18.8 million, or $0.11 and $0.16 per diluted share of additional non-cash interest expense for 2008 and 2009, respectively, assuming diluted weighted average shares outstanding of approximately 71.8 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.

In June 2008, the FASB ratified EITF Issue No. 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.”  EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock which is taken into consideration in evaluating the applicability of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”   EITF 07-5 is effective for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is not permitted.  EITF 07-5 was effective for KCI beginning January 1, 2009, and the adoption of EITF 07-5 did not have a material impact on our results of operations or our financial position.

NOTE 2.    Acquisition

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  The purchase price consisted of $1.7 billion of cash paid to acquire the outstanding common stock of LifeCell, at a price of $51.00 per share, $83.0 million in fair value of assumed vested stock options, restricted stock awards and restricted stock units, and $20.5 million of acquisition-related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services.

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

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s consolidated financial statements from the acquisition date forward.  The preliminary allocation of the total purchase price to LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities.  We have 12 months from the closing of the acquisition to finalize our valuations. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill, which may be material.  Adjustments to these estimates will be included in the final allocation of the purchase price of LifeCell.  The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $1.3 billion, was allocated to goodwill, which is not deductible for tax purposes.

The following table represents the preliminary allocation of the purchase price as of the acquisition date (dollars in thousands):

	June 30, 2008	Adjustments	December 31, 2008

Goodwill	$1,286,508	$2,405	$1,288,913
Identifiable intangible assets	486,653		486,653
In-process research and development	61,571		61,571
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	96,269		96,269
Accounts receivable	27,053		27,053
Inventories	66,298		66,298
Other current assets	6,031		6,031
Property and equipment	37,331		37,331
Current liabilities	(48,546)	(4,280)	(52,826)
Noncurrent tax liabilities	(5,101)		(5,101)
Net deferred income tax liability	(171,829)	1,649	(170,180)

Total purchase price	$1,842,238	$(226)	$1,842,012

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. During the second half of 2008, modifications to goodwill reflected in the “Adjustments” column above were primarily the result of severance costs associated with the transaction, net of the related tax effects, established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In connection with the preliminary purchase price allocation, we recorded a charge of $61.6 million for the write-off of IPR&D.  We allocated values to the IPR&D based on an independent evaluation and appraisal of LifeCell’s research and development projects.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each IPR&D project was reviewed to determine if technological feasibility had been achieved.  The value of the IPR&D was calculated using cash flow projections discounted for the risk inherent in such projects.  The discount rate was 13%.  The acquired IPR&D was confined to new products/technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired IPR&D write-off.

Based on the independent appraisal, the IPR&D was identified with three projects including laparoscopic hernia, inguinal hernia and hybrid ACL repair technologies.  Laparoscopic hernia repair represents approximately 51.2% of the IPR&D and is a sterile medical device constructed for a fully biological repair, is intended for ventral hernia repairs primarily for laparoscopic repairs, but can be utilized for open repairs.  Inguinal hernia repair represents approximately 25.0% of the IPR&D and is a tissue matrix for use in reinforcement and repair of inguinal hernia in order to reduce chronic pain and discomfort.  Hybrid ACL repair represents approximately 23.8% of the IPR&D and is an anterior cruciate ligament replacement device, comprised of composite construct of tissue matrix and absorbable polymer fiber reinforcement and is compatible with current surgical methods and equipment.

The deferred tax liability relates primarily to the tax impact of future amortization associated with the identification of intangible assets acquired, which are not deductible for tax purposes.

We estimated the fair value of acquired identifiable intangible assets using the income approach.  Acquired identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives, which we believe is the most appropriate amortization method.  The amortization of identifiable product-related intangible assets is included in “Acquired intangible asset amortization” expense and, as a result, is excluded from cost of sales and the determination of product margins.

The following table represents the preliminary fair value of the components of acquired identifiable intangible assets and their estimated useful lives at the acquisition date (dollars in thousands):

		Estimated
		Useful
	Fair Value	Life (years)
Acquired identifiable intangible assets:
Developed technology	$238,391	14.0
Customer relationships	192,204	10.1
Tradenames and patents	56,058	11.8

	$486,653

The results of LifeCell’s operations since the acquisition date have been included in our consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands, except per share data):

	Year ended December 31,
	2008	2007
	(unaudited)

Pro forma revenue	$1,962,903	$1,800,462

Pro forma net earnings	$225,176	$171,888

Pro forma net earnings per share:
Basic	$3.15	$2.42

Diluted	$3.14	$2.40

Only items with a continuing effect may be presented as adjustments when preparing the pro forma income statement.  As a result, for all periods presented above, the unaudited pro forma results exclude the effects of the increased valuation of inventory related to the LifeCell acquisition as this represents a non-recurring expense. Additionally, for 2008, the unaudited pro forma results above exclude the IPR&D expense recorded in connection with the LifeCell acquisition as well as the write-off of unamortized debt issuance costs on our previously-existing debt facility which resulted from our refinancing associated with the LifeCell acquisition.  The unaudited pro forma financial results presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results.

NOTE 3.     Acquisition Financing

New Senior Credit Facility.  On May 19, 2008, we entered into a new five-year senior secured credit facility with Bank of America, N.A. as an administrative agent for the lenders thereunder.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility, both of which mature in May 2013.  We borrowed $1.0 billion under the new term loan facility.  We used the proceeds from the borrowing to fund a portion of the purchase price of the LifeCell acquisition, to pay related fees and expenses in connection with the LifeCell acquisition, to pay fees and expenses associated with our acquisition financing, to repay all amounts then outstanding under our previously-existing senior credit facility due 2012, and for general corporate purposes.  Borrowings under the new senior credit facility are secured by a first priority security interest in substantially all of our existing and hereafter acquired assets, including substantially all of the capital stock or membership interests of all of our subsidiaries that are guarantors under the new credit facility and 65% of the capital stock or membership interests of certain of our other subsidiaries. (See Note 6.)

Issuance of 3.25% Convertible Senior Notes.  On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  We granted an option to the initial purchasers of the notes to purchase up to an additional $90.0 million aggregate principal amount of notes to cover over-allotments, which was exercised on May 1, 2008 for the entire additional $90.0 million aggregate principal amount.  In connection with the offering and over-allotment exercise, we entered into convertible note hedge and warrant transactions with affiliates of the initial purchasers of the notes.  Proceeds of the notes were used to pay the net cost of the convertible note hedge transactions, to fund a portion of the purchase price of the LifeCell acquisition, to repay certain indebtedness, to provide ongoing working capital and for other general corporate purposes. (See Note 6.)

The funding of the LifeCell acquisition using proceeds from the issuance of the 3.25% convertible senior notes due 2015, borrowing under the new senior credit facility, and the repayment of our previously-existing senior credit facility are referred to herein collectively as the “Acquisition Financing”.  In addition, we wrote off unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and repayment of our previous debt totaling $860,000 in the second quarter of 2008.  The write-off of the unamortized deferred debt issuance costs is included within interest expense on our consolidated statements of earnings.

The following sets forth the sources and uses of funds in connection with the Acquisition Financing (dollars in thousands):

Amount
Source of funds:
Borrowings under the senior credit facility	$1,000,000
Gross proceeds from the sale of the 3.25% convertible senior notes	690,000
Gross proceeds from convertible debt warrants	102,458
Cash on hand	329,361

Total	$2,121,819

Use of funds:
Purchase of LifeCell common stock and net settlement of options	$1,821,496
Repayment of debt under previous senior credit facility	68,000
Purchase of convertible debt hedge	151,110
Transaction fees and expenses for the Acquisition Financing (1)	60,697
Transaction fees and expenses for the LifeCell acquisition	20,516

Total	$2,121,819

(1) Transaction fees and expenses for the Acquisition Financing have been deferred and will be amortized over the life of the debt instruments.

NOTE 4.     Supplemental Balance Sheet Data

(a)   Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$122,373	$123,643
Medicare / Medicaid	58,662	66,922
Managed care, insurance and other	184,172	153,612

North America - trade accounts receivable	365,207	344,177

EMEA/APAC - trade accounts receivable	98,500	102,682

LifeCell – trade accounts receivable	33,521	-

Total trade accounts receivable	497,228	446,859

Less: Allowance for revenue adjustments	(94,516)	(90,095)

Gross trade accounts receivable	402,712	356,764

Less: Allowance for bad debt	(9,469)	(6,695)

Net trade accounts receivable	393,243	350,069

Employee and other receivables	12,764	6,896

	$406,007	$356,965

(b)   Inventories

Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Finished goods and tissue available for distribution	$68,837	$34,647
Goods and tissue in-process	9,892	1,341
Raw materials, supplies, parts and unprocessed tissue	64,242	34,551

	142,971	70,539

Less: Amounts expected to be converted into equipment for
short-term rental	(27,000)	(15,800)
Reserve for excess and obsolete inventory	(6,874)	(4,398)

	$109,097	$50,341

Inventories at December 31, 2008 included $40.0 million of LifeCell inventory, net of reserves.  In addition, the increase in raw materials and amounts expected to be converted into equipment for short-term rental is primarily related to the increase in V.A.C. unit raw materials necessary to support our V.A.C. products.

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Land	$599	$599
Buildings	16,501	15,753
Equipment for short-term rental	363,743	340,634
Machinery, equipment and furniture (1)	275,288	214,692
Leasehold improvements	68,561	31,614
Inventory to be converted to equipment	27,000	15,800

	751,692	619,092
Less accumulated depreciation (1)	(447,893)	(390,621)

	$303,799	$228,471

(1) Net property, plant and equipment as of December 31, 2008 and 2007 includes approximately $1.2 million and $1.5 million, respectively, in machinery, equipment and furniture under various capital leases.

(d)   Accrued expenses and other

Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Payroll, benefits, commissions, bonuses and related taxes	$81,221	$79,346
Royalty accrual	63,870	61,661
Derivative liability	13,240	-
Deferred compensation	-	7,129
Insurance accruals	5,915	7,239
Other accrued expenses	94,420	57,499

	$258,666	$212,874

NOTE 5.     Accounting for Goodwill and Other Non-current Assets

(a)   Goodwill

The components of goodwill by reporting segment are listed below (dollars in thousands):

	December 31,	December 31,
	2008	2007

North America	$187,081	$25,303
EMEA/APAC	23,594	23,594
LifeCell	1,127,135	-

	$1,337,810	$48,897

The increase in goodwill is related to our acquisition of LifeCell in May 2008.  As of December 31, 2008, we allocated $161.8 million of goodwill related to the LifeCell acquisition to our North America – V.A.C. and TSS reporting unit based on the discounted projected benefit to be received by this reporting unit.

(b)   Identifiable intangible assets

Identifiable intangible assets include the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Developed technology	$238,391	$-
Customer relationships	192,204	-
Tradenames and patents	78,725	17,874

Identifiable intangible assets	509,320	17,874

Accumulated amortization	(36,773)	(10,678)

	$472,547	$7,196

The increase in identifiable intangible assets is due primarily to the $486.7 million of identifiable intangible assets purchased in connection with the LifeCell acquisition.  During 2008, we recorded approximately $25.0 million of amortization expense associated with the purchased identifiable intangible assets.

Amortization expense, related to definite-lived intangibles, was approximately $26.0 million, $1.3 million and $415,000 for 2008, 2007 and 2006, respectively.  We amortize these intangible assets over 5 to 17 years, depending on the estimated economic or contractual life of the individual asset.  The following table shows the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2008 (dollars in thousands):

Estimated
Year ending	Amortization
December 31,	Expense

2009	$41,576
2010	$41,583
2011	$41,487
2012	$41,448
2013	$41,385

(c)   Other non-current assets

Other non-current assets include the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Investment in assets subject to leveraged leases	$7,400	$11,200
Deposits and other	5,330	4,643

	$12,730	$15,843

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

We evaluate the potential for impairment annually or more frequently when events or changes in circumstances indicate an asset might be impaired.  The current market analysis of these assets includes the commercial airline industry, which has suffered diminished market values.  During 2008, 2007 and 2006, based on our analysis of the current market conditions, we decreased our net investment in these aircraft by $3.8 million, $2.3 million and $3.0 million, respectively, which was expensed to selling, general and administrative expenses.  These assets are under long-term lease to FedEx.  If FedEx were to terminate the existing leases prior to expiration, the lease agreement would require FedEx to make a stated termination payment.  At December 31, 2008, the termination payment would cover the remaining debt and the residual value recorded by KCI.  We believe the current asset balance represents the residual value we expect to realize upon lease expiration.

(d)   Debt issuance costs

As of December 31, 2008, unamortized debt issuance costs related to our current senior credit facility and convertible senior notes were $53.5 million.  Unamortized debt issuance costs related to our previously-existing senior revolving credit facility was $2.5 million as of December 31, 2007.  Amortization of debt issuance costs recorded for the years ended December 31, 2008, 2007 and 2006 were $9.6 million, $4.8 million and $2.7 million, respectively.  The amortization for 2008, 2007 and 2006 includes approximately $860,000, $3.9 million and $1.5 million, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on our previously-existing senior revolving credit facility.  The remaining costs for the current senior credit facility and convertible notes are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 6.    Long-Term Debt and Derivative Financial Instruments

Long-term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Senior Credit Facility – due 2013	$950,000	$-
3.25% Convertible Senior Notes due 2015	690,000	-
Senior Revolving Credit Facility – due 2013	29,000	-
Senior Revolving Credit Facility – due 2012 (1)	-	68,000

	1,669,000	68,000
Less: current installments	(100,000)	-

	$1,569,000	$68,000

(1) All outstanding amounts were repaid in connection with Acquisition Financing completed in the second quarter of 2008.

Senior Credit Facility

On May 19, 2008, we entered into a new $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At December 31, 2008, $950.0 million and $29.0 million were outstanding under the term loan facility and revolving credit facility, respectively.  We had outstanding letters of credit in the aggregate amount of $8.6 million.  The resulting availability under the revolving credit facility was $262.4 million at December 31, 2008.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of December 31 2008, our nominal interest rate on borrowings under the senior credit facility was 4.748%.

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

Our senior credit facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios. It will be an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than a maximum leverage ratio, initially set at 3.50 to 1.00 and stepped down periodically until the fiscal quarter ending December 31, 2009, upon which date, and thereafter, the maximum leverage ratio will be 3.00 to 1.00; and

•
as of the last day of any fiscal quarter, our ratio of EBITDA (with certain deductions) to fixed charges to be less than a minimum fixed charge coverage ratio, initially set at 1.10 to 1.00 and stepped up for the fiscal quarter ended December 31, 2008, and thereafter, to a minimum coverage ratio of 1.15 to 1.00.

As of December 31, 2008, our leverage ratio of debt to EBITDA was 2.7 to 1.0.

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

As of December 31, 2008, we were in compliance with all covenants under the senior credit agreement.

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

Principal Amount. At December 31, 2008, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrues from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.

Recently issued accounting pronouncement. Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred taxes and the portion of issuance costs allocated to the equity component.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Retrospective application to all prior periods presented is required.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense based on our non-convertible debt borrowing rate.  Based on our non-convertible borrowing rate of 7.8%, the adoption of FSP APB 14-1 will result in approximately $12.4 million and $18.8 million, or $0.11 and $0.16 per diluted share of additional non-cash interest expense for 2008 and 2009, respectively, assuming diluted weighted average shares outstanding of approximately 71.8 million.  This amount will increase in subsequent reporting periods as the debt accretes to its par value over the remaining life of the notes.

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

Maturity. The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date.  As of December 31, 2008, the notes are classified as a non-current liability.

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

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  The entire principal amount of the Convertible Notes is recorded as debt as prescribed under APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

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

Interest Rate Protection

We follow SFAS 133 and its amendments, SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” in accounting for our derivative financial instruments.  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  We designated our interest rate swap agreements as cash flow hedge instruments.  The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate.  We do not use financial instruments for speculative or trading purposes.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.

The following chart summarizes interest rate hedge transactions effective during 2008 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	December 31, 2008	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$87,000	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$43,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$43,500	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$37,400	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$28,050	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$28,050	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$40,000	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$30,000	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$30,000	3.030%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$40,000	2.520%	Outstanding

At December 31, 2008, we had eleven interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $467.5 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 3.317%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness, for a period of at least 30 months thereafter. As a result of the swap agreements currently in effect as of December 31, 2008, approximately 69.4% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At December 31, 2008, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $13.3 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No ineffective portion was recorded in our consolidated statements of earnings for 2006, 2007 or 2008.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $492,000 and $51,000 lower for 2008 and 2007, respectively, but $2.0 million higher in 2006.

 In January, 2009, we entered into additional interest rate swap agreements to convert an additional $100.0 million of our variable-rate debt to a fixed rate basis.  These interest rate swap agreements are effective beginning on March 31, 2009 and expire on March 31, 2010 with a fixed interest rate of 1.110%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

Foreign Currency Exchange Fluctuation Protection

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions.  All forward currency exchange contracts are marked-to-market each period and resulting gains or losses are included in foreign currency loss in the consolidated statements of earnings.  Additionally, payable and receivable balances denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of earnings.  (See Note 1(u).)

At December 31, 2008 and 2007, we had outstanding forward currency exchange contracts to sell approximately $87.6 million and $27.2 million, respectively, of various currencies.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.  We have designated our forward currency exchange contracts as cash flow hedge instruments.

Interest and Future Maturities

Interest paid, net of cash received from interest rate swap agreements, during 2008, 2007 and 2006 was $54.7 million, $15.6 million and $17.6 million, respectively.  These amounts include any early redemption premium payments associated with the purchase or redemption of our senior subordinated notes.

Future maturities of long-term debt at December 31, 2008 were (dollars in thousands):

Year	Amount
2009	$100,000
2010	$150,000
2011	$225,000
2012	$300,000
2013	$204,000
Thereafter	$690,000

NOTE 7.     Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” for our financial assets and financial liabilities.  We elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the nonfinancial assets and nonfinancial liabilities associated with our LifeCell acquisition which were measured and recorded at fair value as of the acquisition date.  Under SFAS 157, fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At December 31, 2008, we had eleven interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $87.6 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  The following table sets forth the information by level for financial assets and financial liabilities that are measured at fair value, as defined by SFAS 157, on a recurring basis (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3

Liabilities:
Foreign currency exchange contracts	$1,964	$-	$1,964	$-
Interest rate swap agreements	$13,240	$-	$13,240	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2008.

NOTE 8.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next four years. At December 31, 2008 and 2007, the gross amount of equipment under capital leases totaled $2.5 million and $2.6 million and related accumulated depreciation was approximately $1.3 million and $1.1 million, respectively.

In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale-leaseback arrangement.  The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million.  The deferred gain is being amortized over the term of the lease.  In 2008, 2007 and 2006, approximately $1.1 million of gain was recognized annually as a reduction of selling, general and administrative expenses.  The initial lease term is 10 years, expiring in 2012.  We have two consecutive options to renew the lease for a term of three or five years each at our option.  If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate and any improvement allowance or other inducements available to renewing tenants on prevailing market terms.  In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then-existing term.  Rental expense for our corporate headquarters totaled $4.6 million, $4.2 million and $4.1 million for the years ended 2008, 2007 and 2006, respectively.  The following table indicates the estimated future cash lease payments of our corporate headquarters, inclusive of executory costs, for the years set forth below (dollars in thousands):

Year ending	Estimated Cash
December 31,	Lease Payments

2009	$4,210
2010	3,865
2011	3,900
2012	2,330
Thereafter	-

$14,305

In addition to leasing our headquarters facility, we lease computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next nine years. Total rental expense for operating leases, including our headquarters facility, was $37.7 million, $35.8 million and $32.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2009	$191	$36,370
2010	132	29,845
2011	55	22,538
2012	8	16,722
2013	5	10,620
Thereafter	-	22,966

Total minimum lease payments	$391	$139,061

Less amount representing interest	(58)

Present value of net minimum capital lease payments	333
Less current portion	(191)

Obligations under capital leases, excluding current installments	$142

NOTE 9.     Income Taxes

The following table summarizes earnings before income taxes of U.S. and foreign operations (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Domestic	$199,136	$288,796	$233,391
Foreign	88,146	69,157	58,655

	$287,282	$357,953	$292,046

The following table summarizes the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$9,502	$106,541	$92,315
State	15,943	14,279	14,778
International	12,357	11,799	11,010

Total current expense	37,802	132,619	118,103

Deferred:
Federal	78,821	(9,462)	(17,620)
State	417	(1,181)	(1,623)
International	(3,653)	(1,167)	(2,282)

Total deferred tax expense (benefit)	75,585	(11,810)	(21,525)

Income taxes	$113,387	$120,809	$96,578

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.8	2.9
Non-deductible in-process research & development	7.5	-	-
Nondeductible meals and entertainment	0.6	0.3	0.4
Foreign income taxed at other than U.S. rates	(6.5)	(3.1)	(3.9)
Foreign tax refund	-	(0.3)	(0.9)
Section 199 production deduction	(0.5)	(0.9)	(0.3)
Research and development credit	(0.5)	(0.5)	(0.3)
Non-deductible Stock Options	0.5	0.5	-
Other, net	0.6	-	0.2

	39.5%	33.8%	33.1%

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$5,706	$29,783
Foreign net operating loss carry forwards	9,983	12,448
Domestic net operating loss	1,071	-
Deferred state tax asset	-	4,553
Convertible note hedge	48,737	-
Tax credits, primarily research and development	1,203	1,576
Accrued liabilities	9,737	6,528
Compensation	-	2,220
Deferred foreign tax asset	11,222	11,559
Deferred gain on sale of headquarters facility	1,342	1,717
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	3,606	1,691
Intangible assets, deducted for book purposes but capitalized and amortized for tax purposes	293	288
Share-based compensation as a result of adoption of SFAS 123R	13,636	8,216
Accrued Interest	1,262	1,933
Derivatives	4,634	-
Other	2,613	3,973

Total gross deferred tax assets	115,045	86,485
Less: valuation allowances	(11,821)	(14,673)

Net deferred tax assets	103,224	71,812

Deferred Tax Liabilities:
Intangibles amortized for book not tax	(160,771)	-
Deferred state tax liability	(17,512)	-
Plant and equipment, principally due to differences in depreciation and basis	(68,117)	(22,072)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(7,625)	(6,833)
Other	(2,337)	(2,581)

Total gross deferred tax liabilities	(256,362)	(31,486)

Net deferred tax asset (liability)	(153,138)	40,326
Less: current deferred tax asset	(19,972)	(41,504)
Less: non-current deferred tax asset	(8,635)	(8,743)

Non-current deferred tax liability	$(181,745)	$(9,921)

The change in the balance sheet deferred tax accounts reflect deferred income tax expense, the deferred tax impact of other comprehensive income items and purchase accounting adjustments for the LifeCell acquisition.

At December 31, 2008, $1.2 million of state research and development credits and $10.0 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of 3 to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $1.2 million associated with our state research and development credit carryforwards, $10.0 million associated with foreign loss carryforwards, and approximately $600,000 associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance decreased by $2.9 million and $199,000 for the years ended December 31, 2008 and 2007, respectively.  For the year ended December 31, 2006, the net valuation allowance increased by $3.3 million due primarily to increased foreign net operating losses.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these remaining deferred tax assets.  Accordingly, we believe that no additional valuation allowances are necessary.

KCI operates in multiple tax jurisdictions with varying rates, both inside and outside the U.S. and is routinely under audit by federal, state and foreign tax authorities.  These reviews can involve complex matters that may require an extended period of time for resolution.  KCI's U.S. Federal income tax returns have been examined and settled through fiscal year 2004.  However, KCI has filed amended returns for increased Research and Development Credits for 2003 and 2004 that are being reviewed by the Internal Revenue Service.  In addition, KCI has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.  We provide tax reserves for federal, state, local and international uncertain tax positions.  The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing.  Although the outcome of open tax examinations is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.  To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

At December 31, 2008 and 2007, we had $26.2 million and $31.3 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $22.4 million and $26.9 million, would favorably impact our effective tax rate, if recognized.  The reconciliation of the allowance for uncertain tax positions is as follows (dollars in thousands):

	December 31,	December 31,
	2008	2007

Balance at beginning of year	$31,313	$28,732
Net additions & reductions for tax positions of prior years	(1,297)	1,929
Net additions & reductions based on positions related to the current year	4,889	2,665
Settlements	(286)	-
Reductions resulting from a lapse of the applicable statute of limitation	(8,414)	(2,013)

Balance at end of year	$26,205	$31,313

KCI’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  KCI recognized approximately $415,000 and $1.9 million, respectively, of interest and penalties expense in the consolidated statement of earnings for the years ended December 31, 2008 and 2007.  Additionally, $6.9 million and $7.6 million, respectively, of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2008 and 2007.

KCI is subject to U.S. federal income tax, multiple state taxes, and foreign income tax.  In general, the tax years 2005 through 2008 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, between $3.0 million and $6.0 million of our unrecognized tax benefit could be reduced within the next twelve months.

The cumulative undistributed earnings of our foreign subsidiaries were approximately $592.8 million, $267.4 million and $187.2 million at December 31, 2008, 2007 and 2006, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which is contained in H.R. 1424, was signed into law on October 3, 2008.  This reinstated the federal Research and Development Credit for 2008.  Accordingly, we recognized a benefit in the fourth quarter of 2008.

Income taxes paid were $44.9 million, $113.9 million and $72.1 million for the years ended 2008, 2007 and 2006, respectively.

NOTE 10.     Shareholders' Equity

On February 9, 2004, in connection with the initial public offering, KCI’s shareholders amended our Articles of Incorporation to increase the number of shares of stock authorized to be issued by KCI to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock") and authorized KCI to issue up to 50,000,000 shares of preferred stock, $0.001 par value.  The number of shares of Common Stock issued and outstanding as of December 31, 2008 and 2007 was 70,523,895 and 72,153,231, respectively.  During the years ended December 31, 2008 and 2007, there were no preferred stock shares issued or outstanding.

NOTE 11.     Share Repurchase Program

In August 2006, KCI's Board of Directors authorized a share repurchase program (the “2006 Repurchase Program”) for the repurchase of up to $200.0 million in market value of common stock.  In August 2007, the Board authorized a one-year extension of this share repurchase program through September 30, 2008.  Pursuant to the share repurchase program, we entered into a pre-arranged purchase plan under Rule 10b5-1 of the Exchange Act authorizing repurchases of up to $87.0 million of KCI common stock if our stock price is below certain levels.  Since the inception of the share repurchase program, 3.6 million shares of common stock have been repurchased and recorded as a reduction to shareholders’ equity totaling $113.4 million.  Effective April 7, 2008, KCI terminated the share repurchase program and the pre-arranged purchase plan under Rule 10b5-1 as a result of the merger agreement with LifeCell.

The stock repurchased under the 2006 Repurchase Program during 2008 and 2007 resulted from the purchase and retirement of shares in connection with (i) the net share settlement exercise of employee stock options for required minimum tax withholdings and exercise price and (ii) the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  No open-market repurchases were made under the 2006 Repurchase Program during 2008 or 2007.

In October 2008, KCI’s Board of Directors authorized a share repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  During 2008, we repurchased and retired 2.1 million shares of KCI common stock under the 2008 Repurchase Program at an average price of $24.12 per share for an aggregate purchase price of $50.1 million.  During 2008, $50.0 million of our common stock repurchases were made in open-market transactions.  The remainder resulted from the purchase and retirement of shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  As of December 31, 2008, the remaining authorized amount for share repurchases under the 2008 Repurchase Program was $49.9 million.  KCI will evaluate making opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions or in negotiated transactions off the market.

The purchase price for shares of KCI's stock repurchased under the program was reflected as a reduction to shareholder's equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained earnings.  The share repurchases since the inception of this program are summarized in the table below (in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Earnings	Equity

Repurchase of common stock	2,076	$19,484	$30,615	$50,099

NOTE 12.     Employee Benefit Plans

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986.  The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit.  In 2008, 2007 and 2006, matching contributions charged to expense were approximately $8.0 million, $7.4 million and $6.5 million, respectively.

Deferred Compensation Plan

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

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007.  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the Directors Stock Plan.  The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Directors Stock Plan was 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan was determined as the fair market value of the shares of our common stock, which was equal to the closing price of our common stock on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  Outstanding grants under the Directors Stock Plan are administered by the Compensation Committee of the Board of Directors.  During 2008, no options to purchase shares of common stock or restricted stock were granted under this plan.  During 2007 and 2006, we issued approximately 44,000 and 41,000 options, respectively to purchase shares of common stock.  Additionally, during 2007 and 2006, we issued approximately 18,000 and 14,000 shares of restricted stock, respectively, under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “2004 Equity Plan”) and the 2004 Employee Stock Purchase Plan (the “ESPP”).  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the 2004 Equity Plan.  The 2004 Equity Plan was effective on February 27, 2004 and reserved for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% could be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the 2004 Equity Plan was equal to KCI’s closing stock price on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the 2004 Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units was determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria was considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.  During 2008, 2007 and 2006, we granted approximately 1,676,000, 972,000 and 1,596,000 options, respectively, to purchase shares of common stock under the 2004 Equity Plan.  Additionally, during 2008, 2007 and 2006, we issued approximately 408,000, 270,000 and 385,000 shares, respectively, of restricted stock and restricted stock units under the 2004 Equity Plan at a weighted average estimated fair value of $46.32, $53.03 and $35.71, respectively.

The 2006 restricted stock grants included 50,000 shares of restricted stock (“Awards”) granted on April 1, 2006 to KCI’s former President and Chief Executive Officer who retired effective December 31, 2006.  The lapsing of restrictions for these Awards were based on performance milestones set forth by the Compensation Committee of the Board of Directors.  The compensation cost associated with these Awards was recognized over the estimated performance period for all restrictions probable of lapsing.  Based on the retirement of said Chief Executive Officer, we recognized, in the fourth quarter of 2006, compensation cost for awards with restrictions probable of lapsing.  The additional expense associated with the acceleration of vesting for these awards was $450,000.  In 2007, 25,000 of these Awards were forfeited as the target associated with this award was not attained.  In addition, 12,500 of these Awards vested during 2007 and the remaining 12,500 Awards vested in 2008.

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

The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six-month offering periods.  Each six-month offering period will be composed of an identical six-month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2008, 2007 and 2006, there were approximately 172,000, 119,000 and 124,000 shares of common stock purchased, respectively, under the ESPP.

On May 20, 2008, the shareholders of the Company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provides for the reservation of 6,125,000 shares of the Company’s common stock, plus any and all shares of common stock that would have been returned to the Directors Stock Plan and the 2004 Equity Plan by reason of expiration of its term or cancellation upon termination of employment or service.  No additional grants will be made under either the Directors Stock Plan or the 2004 Equity Plan.  The 2008 Plan is administered by the Compensation Committee of the KCI Board of Directors, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing.  The exercise price per share of stock purchasable under the 2008 Plan shall be determined by the administrator in its sole discretion at the time of grant but shall not be less than 100% of the fair market value of the stock on such date.   The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date such stock option is granted.  During 2008, we granted approximately 227,000 options to purchase shares of common stock under the 2008 Plan.  Additionally, during 2008, we issued approximately 46,000 shares of restricted stock and restricted stock units under the 2008 Plan at a weighted average estimated fair value of $34.78.

The following table summarizes the number of common shares reserved for future issuance under our stock option plans, excluding shares issuable upon exercise of outstanding options and restricted stock units, as of December 31, 2008:

2004 Employee Stock Purchase Plan	1,935,658
2008 Omnibus Stock Incentive Plan	6,496,593

8,432,251

A summary of our stock option activity, and related information, for the year ended December 31, 2008 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2008	3,212	$42.69
Granted	1,903	$44.47
Exercised	(94)	$26.16
Forfeited/Expired	(655)	$47.19

Options outstanding – December 31, 2008	4,366	$43.15	7.63	$2,368

Exercisable as of December 31, 2008	1,555	$39.94	5.76	$2,362

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $1.9 million, $50.5 million and $120.7 million, respectively.  Cash received from stock options exercised during 2008, 2007 and 2006 was $2.5 million, $28.4 million and $11.9 million, respectively, and the actual tax benefit from share-based payment arrangements totaled $2.0 million, $18.4 million and $45.8 million, respectively.

The fair value of stock options granted during 2008, 2007 and 2006 was $19.52, $24.30 and $17.63, respectively.  As of December 31, 2008, there was $37.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

During 2008, 2007 and 2006, we issued approximately 454,000, 289,000 and 399,000 shares of restricted stock and restricted stock units under our equity plans, respectively.  The following table summarizes restricted stock activity for the year ended December 31, 2008:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2008	602	$45.88
Granted	454	$45.14
Vested and Distributed	(97)	$45.29
Forfeited	(188)	$46.98

Unvested Shares – December 31, 2008	771	$45.21

The weighted average grant date fair value of restricted stock granted during 2008, 2007 and 2006 was $45.14, $52.79 and $35.84, respectively.  The total fair value of restricted stock which vested during 2008, 2007 and 2006 was approximately $4.4 million, $4.3 million and $400,000, respectively.  As of December 31, 2008, there was $15.1 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

The 2008 restricted stock awards include 87,300 shares of performance based restricted stock granted to certain executives.  The lapsing of restrictions for these awards is based on revenue performance milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2008, it has been determined that it is not probable that the performance milestones will be met.  As such, at December 31, 2008, no compensation cost has been recorded on these awards.  If it becomes probable in the future that the performance milestones will be met, a cumulative catch-up adjustment will be made to retroactively record compensation expense.

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 13.     Other Comprehensive Income

KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Net earnings	$173,895	$237,144	$195,468
Foreign currency translation adjustment, net of taxes of $565 in 2008, $353 in 2007 and $880 in 2006	(22,170)	14,819	19,431
Net derivative gain (loss), net of taxes of $(4,806) in 2008, $1 in 2007 and $41 in 2006	(8,926)	1	75
Reclassification adjustment for losses (gains) included in income, net of taxes of $172 in 2008, $18 in 2007 and $(701) in 2006	320	33	(1,301)

Other comprehensive income	$143,119	$251,997	$213,673

The components of accumulated other comprehensive income are as follows (dollars in thousands):

	Accumulated
	Foreign	Accumulated	Accumulated
	Currency	Derivative	Other
	Translation	Gains	Comprehensive
	Adjustment	(Losses)	Income

Balances at December 31, 2005	$5,532	$1,192	$6,724

Foreign currency translation adjustment, net of taxes of $880	19,431	-	19,431
Net derivative gain, net of taxes of $41	-	75	75
Reclassification adjustment for gains included in income, net of taxes of $(701)	-	(1,301)	(1,301)

Balances at December 31, 2006	$24,963	$(34)	$24,929

Foreign currency translation adjustment, net of taxes of $353	14,819	-	14,819
Net derivative gain, net of taxes of $1	-	1	1
Reclassification adjustment for losses included in income, net of taxes of $18	-	33	33

Balances at December 31, 2007	$39,782	$-	$39,782

Foreign currency translation adjustment, net of taxes of $565	(22,170)	-	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	(8,926)	(8,926)
Reclassification adjustment for losses included in income, net of taxes of $172	-	320	320

Balances at December 31, 2008	$17,612	$(8,606)	$9,006

NOTE 14.     Earnings Per Share

Net earnings per share were calculated using the weighted average number of common shares outstanding.  (See Note 1(m).)  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Year ended December 31,
	2008	2007	2006

Net earnings	$173,895	$237,144	$195,468

Weighted average shares outstanding:
Basic	71,464	70,975	70,732
Dilutive potential common shares from stock options and restricted stock (1)	321	699	1,920

Diluted	71,785	71,674	72,652

Basic net earnings per share	$2.43	$3.34	$2.76

Diluted net earnings per share	$2.42	$3.31	$2.69

(1) Potentially dilutive stock options and restricted stock totaling 4,977 shares, 1,779 shares and 3,241 shares for 2008, 2007 and 2006, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 6.) The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

NOTE 15.     Commitments and Contingencies

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.    In 2006, a Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  Appellate briefs were filed by all parties to the appeal and oral arguments were heard on October 8, 2008.   On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit issued its opinion in the case, which affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based NPWT devise did not infringe these patents.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  In December 2008, KCI, its affiliates and Wake Forest amended their claims in this suit to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, KCI, its affiliates and Wake Forest filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion.  These cases are currently set for trial in February 2010.

Also in December 2008, KCI, its affiliates and Wake Forest filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and Germany, requesting preliminary and interim injunctive relief.  On January 13, 2009, the Specialist Patents Court in the High Court of Justice of England and Wales granted KCI’s request for a temporary injunction.  The temporary injunction prohibits Smith & Nephew from commercializing foam dressing kits for negative pressure wound therapy in the United Kingdom, until such time as the court can rule on the patent infringement action that KCI has brought against Smith & Nephew.  A trial date on infringement and validity of the patent in the United Kingdom has been set for March 23, 2009.  A hearing on KCI’s request for interim injunctive relief in Germany is expected to be set for March 2009.

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In February 2009, Smith & Nephew joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent is set for March 17, 2009.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest University Health Sciences and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On November 5, 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI has appealed the dismissal of the suit.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

In March 2008, Mölnlycke Health Care AB filed a patent nullity suit in Germany against one of Wake Forest’s German patents licensed to KCI.  This suit has been joined with the nullity suit previously brought by Medela.  A hearing has been set for March 17, 2009 on this matter.  Also in March 2008, Mölnlycke filed suit in the United Kingdom to have a related Wake Forest patent revoked.  A hearing has been set for July 2009 on this matter.  These patents were originally issued in 1998 by the German Patent Office and the United Kingdom Patent Office upon granting of the corresponding European patents.  The corresponding European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a negative pressure wound therapy device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the Defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.

Although it is not possible to reliably predict the outcome of the legal proceedings described above, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 53% and 59%, respectively, of total revenue for the years ended December 31, 2008 and 2007 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 13% and 12%, respectively, of total revenue for the years ended December 31, 2008 and 2007 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed Food and Drug Administration (“FDA”) requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “Recipient Cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

In the first category, LifeCell has been named in approximately five cases filed in the State Court of New Jersey, and approximately five cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The cases in the Federal Court were dismissed on December 10, 2008, but are the subject of a motion to reconsider filed by the plaintiffs.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Most of the cases have been consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”), while several cases still remain in state court in New Jersey.  Related to these cases, the FDA recommended those patients receive appropriate testing. On December 10, 2008, the Federal District Judge entered an order dismissing over 400 cases in the MDL, including all of the Recipient Cases against LifeCell.  The Plaintiffs are appealing this dismissal.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Approximately three of these are in the MDL.  The other cases have been filed in state courts in New Jersey and Pennsylvania.

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover litigation expenses, settlement costs and damage awards, if any, in the Recipient Cases.

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

In July 2008, the DMAC for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We have disputed these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs. We are in discussions with the government regarding the scope of the subpoena and the timing of our response. We intend to cooperate with the government's review. The review is in its initial stages and we cannot predict the time frame in which it will be resolved.

As of December 31, 2008, our commitments for the purchase of new product inventory were $27.6 million, including approximately $7.7 million of disposable products from our main disposable supplier and $8.0 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

See discussion of our self-insurance program at Note 1(o) and leases at Note 8.

NOTE 16.     Related Party Transactions

A member of our Board of Directors, David J. Simpson, was an officer of Stryker Corporation through December 31, 2007, with which we conduct business on a limited basis.  During 2007 and 2006, we purchased approximately $3.1 million and $4.3 million, respectively, in hospital bed frames from Stryker.

A member of our Board of Directors, Harry R. Jacobson, M.D., is the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis.  During fiscal years 2008, 2007 and 2006, we recorded revenue of approximately $1.3 million, $1.5 million and $1.1 million, respectively, for V.A.C. products and TSS billed to Vanderbilt University.  In addition, following our acquisition of LifeCell in May 2008, we recorded revenue of approximately $1.2 million for sales of LifeCell products to Vanderbilt University.

NOTE 17.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and TSS throughout the U.S. and in 18 primary countries internationally.  Revenues are attributed to individual countries based on the location of the customer.  On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell, a leader in innovative regenerative medicine products sold primarily throughout the U.S.

During the first quarter of 2008, we completed the realignment of our geographic reporting structure to correspond with our current management structure.  For 2008, we are reporting financial results for our V.A.C. Therapy and TSS product lines consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  Under our current management structure, LifeCell is excluded from the geographic reporting structure and is reported as its own operating segment.  The results of LifeCell’s operations have been included in our consolidated financial statements since the acquisition date.

We have three reportable operating segments: (i) North America – V.A.C. and TSS, which is comprised principally of the U.S. and includes Canada and Puerto Rico; (ii) EMEA/APAC – V.A.C. and TSS, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region; and (iii) LifeCell.  We have three primary product lines: V.A.C. Therapy, TSS and LifeCell, which includes regenerative medicine products.  Revenues for each of our product lines are disclosed for our operating segments.  Other than revenue, no discrete financial information is available for our V.A.C. Therapy and TSS product lines.  In most countries where we operate, our V.A.C. Therapy and TSS product lines are marketed and serviced by the same infrastructure and, as such, we do not manage these businesses by product line, but rather by geographical segments.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
North America:
V.A.C	$1,049,215	$993,040	$844,537
Therapeutic Support Systems	221,684	230,590	214,743

Subtotal –North America	1,270,899	1,223,630	1,059,280

EMEA/APAC:
V.A.C	344,735	286,583	224,552
Therapeutic Support Systems	105,438	99,731	87,804

Subtotal – EMEA/APAC	450,173	386,314	312,356

LifeCell	156,837	-	-

Total revenue	$1,877,909	$1,609,944	$1,371,636

	Year Ended December 31,
	2008	2007	2006
Operating earnings:
North America	$509,672	$493,334	$426,569
EMEA/APAC	73,366	36,393	16,474
LifeCell	51,790	-	-
Other (1):
Executive (2)	(54,126)	(48,195)	(30,279)
Finance and Information Technology	(53,467)	(47,005)	(41,531)
Manufacturing/Engineering	(26,159)	(15,888)	(12,012)
Administration	(47,569)	(46,333)	(49,979)
In-process research and development	(61,571)	-	-
Acquired intangible asset amortization	(25,001)	-	-
Purchase transactions (3)	(18,423)	-	-

Total other	(286,316)	(157,421)	(133,801)

Total operating earnings	$348,512	$372,306	$309,242

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our consolidated statements of earnings. Additionally, “Other” includes expenses related to our LifeCell acquisition in May 2008.
(2) Includes all share-based compensation expense and all U.S. incentive compensation expense which totaled approximately $41.9 million, $41.5 million and $28.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(3) Purchase transactions are related to our LifeCell acquisition and include the inventory mark-up on acquired inventories, integration-related costs, professional fees and costs associated with retaining key LifeCell employees.

	Year Ended December 31,
	2008	2007	2006
Depreciation, amortization and other:
North America	$48,631	$43,027	$38,394
EMEA/APAC	26,507	30,414	23,226
LifeCell	3,414	-	-
Other (1):
Executive	8,780	1,360	408
Finance and Information Technology	13,431	11,400	11,156
Manufacturing/Engineering	3,243	2,563	2,401
Administration	6,365	5,059	7,822
Acquired intangible asset amortization	25,001	-	-

Total other	56,820	20,382	21,787

Total depreciation, amortization and other	$135,372	$93,823	$83,407

(1) Includes general headquarter expenses which are not allocated to the individual segments and are included in selling, general and administrative expenses within our consolidated statements of earnings. Additionally, “Other” includes expenses related to our LifeCell acquisition in May 2008.

	December 31,
	2008	2007	2006
Total assets:
North America	$655,730	$657,122	$504,223
EMEA/APAC	480,620	303,422	242,795
LifeCell	1,723,109	-	-
Other:
Executive	722	8,562	9,047
Finance and Information Technology	28,565	25,150	23,799
Manufacturing/Engineering	29,304	25,818	19,582
Administration	88,635	37,511	42,996

Total other	147,226	97,041	95,424

Total assets	$3,006,685	$1,057,585	$842,442

	Year Ended December 31,
	2008	2007	2006
Gross capital expenditures:
North America	$48,620	$53,487	$42,674
EMEA/APAC	32,959	20,958	23,496
LifeCell	12,227	-	-
Other:
Finance and Information Technology	32,179	18,923	17,922
Manufacturing/Engineering	5,298	2,479	8,086

Total other	37,477	21,402	26,008

Total gross capital expenditures	$131,283	$95,847	$92,178

The following is other selected geographic financial information of KCI (dollars in thousands):

	December 31,
	2008	2007	2006
Geographic location of revenue:
Domestic	$1,352,727	$1,150,210	$993,772
Foreign	525,182	459,734	377,864

Total revenue	$1,877,909	$1,609,944	$1,371,636

	December 31,
Geographic location of long-lived assets:	2008	2007	2006
Domestic	$2,090,467	$228,549	$223,884
Foreign	98,582	83,057	86,770

Total long-lived assets	$2,189,049	$311,606	$310,654

NOTE 18.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$420,016	$462,124	$503,299	$492,470
Gross profit	$208,986	$226,883	$251,621	$246,946
Operating earnings	$98,924	$43,247	$112,872	$93,469
Net earnings	$67,955	$(2,711)	$56,552	$52,099
Net earnings per share:
Basic	$0.95	$(0.04)	$0.79	$0.74
Diluted	$0.94	$(0.04)	$0.78	$0.74
Weighted average shares outstanding:
Basic	71,665	71,771	71,831	70,594

Diluted	72,162	71,771	72,130	70,845
	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$368,816	$396,652	$410,880	$433,596
Gross profit	$171,185	$190,131	$204,221	$213,861
Operating earnings	$83,165	$90,113	$98,876	$100,152
Net earnings	$53,556	$58,072	$59,025	$66,491
Net earnings per share:
Basic	$0.76	$0.82	$0.83	$0.93
Diluted	$0.75	$0.81	$0.82	$0.92
Weighted average shares outstanding:
Basic	70,347	70,802	71,214	71,547

Diluted	71,079	71,427	71,929	72,190

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
Three Years ended December 31, 2008
(in thousands)

Description	Balances at December 31, 2005	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2006

Accounts receivable realization reserves	$78,730	$13,744	$-	$45,509	(1)	$49,495	$88,488

Inventory reserve	$3,708	$714	$-	$-		$1,333	$3,089

Deferred tax asset valuation allowance	$11,548	$3,324	$-	$-		$-	$14,872

Description	Balances at December 31, 2006	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2007

Accounts receivable realization reserves	$88,488	$7,567	$-	$41,262	(1)	$40,527	$96,790

Inventory reserve	$3,089	$3,412	$-	$-		$2,103	$4,398

Deferred tax asset valuation allowance	$14,872	$-	$-	$-		$199	$14,673

Description	Balances at December 31, 2007	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2008

Accounts receivable realization reserves	$96,790	$10,605	$279	$43,321	(1)	$47,010	$103,985

Inventory reserve	$4,398	$4,745	$2,198	$-		$4,467	$6,874

Deferred tax asset valuation allowance	$14,673	$-	$-	$-		$2,852	$11,821

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2008 as stated in their report, included herein.

Date:  February 26, 2009

/s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

We have audited Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kinetic Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kinetic Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Kinetic Concepts, Inc. and subsidiaries and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 23, 2009

ITEM 9B.      OTHER INFORMATION

None.
PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2008 appearing under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on June 12, 2008.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.      EXECUTIVE COMPENSATION

Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
RELATED SHAREHOLDER MATTERS

The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	4,499,237	(1)	$43.15	(2)	8,432,251	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	4,499,237		$43.15		8,432,251

(1) This amount includes 133,443 shares of common stock that are subject to outstanding restricted stock unit awards. This amount does not include 637,361 shares of common stock issued and outstanding pursuant to unvested restricted stock awards.
(2) This amount is calculated exclusive of outstanding restricted stock unit awards.
(3) This amount includes 6,496,593 shares available for future issuance under the 2008 Omnibus Stock Incentive Plan, which provides for grants of restricted stock, options and other awards. This amount also includes 1,935,658 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

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

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Earnings for each of the three years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for each of the three years ended December 31, 2008 is filed as part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2008, 2007 and 2006

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

2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
4.3	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
**10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
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
†10.7
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

†10.8
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

**10.9	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
**10.10	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
**10.11	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
**10.12	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
**10.13	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
**10.14	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
**10.15	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.16	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.17	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.18
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).

**10.19	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.20
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

**10.21
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.22
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.23
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.24
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.26
Executive Retention Agreement between Kinetic Concepts, Inc. and Lynne D. Sly, dated February 21, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.27
Executive Retention Agreement between Kinetic Concepts, Inc. and Todd M. Fruchterman, dated February 21, 2007 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.28
Contract of Employment, effective December 3, 2007, between KCI UK Holdings Limited and TLV Kumar (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.29
Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.30
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.31
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.32
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.33
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.34
Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.35
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.36
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

**10.37
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

**10.38	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
**10.39
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.44
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.45
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement (filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.46
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
*31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.
*31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.
*32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.

* Exhibit filed herewith.
** Compensatory arrangements for director(s) and/or executive officer(s).
† Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on February 26, 2009.

KINETIC CONCEPTS, INC.

By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	February 26, 2009
RONALD W. DOLLENS

/s/ Catherine M. Burzik	Director, President and Chief Executive Officer	February 26, 2009
CATHERINE M. BURZIK	(Principal Executive Officer)

/s/ Martin J. Landon	Executive Vice President and Chief Financial Officer	February 26, 2009
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	February 26, 2009
JAMES R. LEININGER, M.D.

/s/ John P. Byrnes	Director	February 26, 2009
JOHN P. BYRNES

/s/ Craig R. Callen	Director	February 26, 2009
CRAIG R. CALLEN

/s/ Woodrin Grossman	Director	February 26, 2009
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	February 26, 2009
HARRY R. JACOBSON

/s/ Carl F. Kohrt	Director	February 26, 2009
CARL F. KOHRT

/s/ David J. Simpson	Director	February 26, 2009
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	February 26, 2009
C. THOMAS SMITH

/s/ Donald E. Steen	Director	February 26, 2009
DONALD E. STEEN

EXHIBITS

Exhibits	Description

2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
4.3	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
**10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
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
†10.7
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

†10.8
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

**10.9	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
**10.10	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
**10.11	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
**10.12	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
**10.13	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
**10.14	Executive Deferred Compensation Plan (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
**10.15	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.16	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.17	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.18
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).

**10.19	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on August 9, 2006).
**10.20
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

**10.21
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.22
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.23
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.24
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.26
Executive Retention Agreement between Kinetic Concepts, Inc. and Lynne D. Sly, dated February 21, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.27
Executive Retention Agreement between Kinetic Concepts, Inc. and Todd M. Fruchterman, dated February 21, 2007 (filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

**10.28
Contract of Employment, effective December 3, 2007, between KCI UK Holdings Limited and TLV Kumar (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.29
Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.30
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.31
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.32
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.33
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.34
Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.35
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 22, 2008).

**10.36
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

**10.37
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

**10.38	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
**10.39
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.44
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.45
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement (filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

**10.46
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 7, 2008).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
*31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.
*31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.
*32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2009.

* Exhibit filed herewith.
** Compensatory arrangements for director(s) and/or executive officer(s).
† Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.