Form 10-Q
period 2009-03-31
KINETIC CONCEPTS INC /TX/
filed 2009-05-05
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes    X      No  ____

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ____  No  ____

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
                                                Common Stock: 70,955,584 shares as of April 30, 2009

KINETIC CONCEPTS, INC.

TRADEMARKS

The following trademarks are proprietary to KCI Licensing, Inc. and/or LifeCell Corporation, their affiliates and/or licensors and may be used in this report:  ActiV.A.C., AirMaxxis, AlloDerm, AlloDerm GBR, AtmosAir, AtmosAir with SAT, BariAir, BariatricSupport, BariKare, BariMaxx II, BioDyne, Conexa, Cymetra, Dri-Flo, DynaPulse, EZ Lift, FirstStep, FirstStep Advantage, First Step All in One, FirstStep Plus, FirstStep Select, FirstStep Select Heavy Duty, FluidAir, FluidAir Elite, GranuFoam, InfoV.A.C., InterCell, Innova Basic, Innova Extra, Innova Premium, InstaFlate, KCI, KCI The Clinical Advantage, KCI Continued Care, KCI Express, KCI Smart Service, Kinetic Concepts, Kinetic Therapy, KinAir IV, KinAir MedSurg, KinAir MedSurg Pulse, LifeCell, MaxxAir ETS, Maxxis 400, ParaDyne, PediDyne, PlexiPulse, Prevena, ReliefZone, Repliform, RIK, RotoProne, RotoRest, RotoRest Delta, Seal Check, SensaT.R.A.C., Strattice, T.R.A.C., TheraKair, TheraKair Visio, TheraPulse ATP,  TheraRest, TheraRest SMS, TriaDyne II, TriaDyne Proventa, TriCell, V.A.C., V.A.C. ATS, V.A.C. Freedom, V.A.C. GranuFoam Silver, V.A.C. Instill, V.A.C. Ready Care, V.A.C. Simplace Dressing, V.A.C. WhiteFoam, and V.A.C. WRN.  All other trademarks appearing in this report are the property of their holders.  The absence of a trademark or service mark or logo from this list does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. and/or LifeCell Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections.  The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," “Risk Factors” and elsewhere in this report.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of these terms and other comparable terminology, including, but not limited to, statements regarding the following:

•	the benefits that can be achieved with the LifeCell acquisition;
•	competition in our markets;
•	our ability to enforce and protect our intellectual property rights and the effects of intellectual property litigation on our business;
•	our ability to introduce competitive new products and services and enhance existing products and services on a timely, cost-effective basis;
•	risks of operating LifeCell operations from one facility;
•	expectations for third-party and governmental audits, investigations, claims, product approvals and reimbursement;
•	expectations for the outcomes of our clinical trials;
•	material changes or shortages in the sources of our supplies;
•	our ability to attract and retain key employees;
•	our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;
•	compliance with government regulations and laws;
•	projections of revenues, expenditures, earnings, or other financial items;
•	our ability to expand the use of our products into additional geographic markets;
•	changes in domestic and global economic conditions or disruptions of credit markets;
•	the plans, strategies and objectives of management for future operations;
•	risks inherent in the use of medical devices and the potential for patient claims;
•	risks of negative publicity relating to our products;
•	risks related to our indebtedness;
•	restrictive covenants in our senior credit facility; and
•	any statements of assumptions underlying any of the foregoing.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$180,683	$247,767
Accounts receivable, net	390,344	406,007
Inventories, net	112,932	109,097
Deferred income taxes	20,228	19,972
Prepaid expenses and other	29,421	34,793

Total current assets	733,608	817,636

Net property, plant and equipment	290,138	303,799
Debt issuance costs, less accumulated amortization of $12,568 at 2009 and $7,896 at 2008	45,623	50,295
Deferred income taxes	9,043	8,635
Goodwill	1,337,872	1,337,810
Identifiable intangible assets, less accumulated amortization of $47,216 at 2009 and $36,773 at 2008	463,133	472,547
Other non-current assets	12,192	12,730

	$2,891,609	$3,003,452

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$47,576	$53,765
Accrued expenses and other	203,522	258,666
Current installments of long-term debt	94,595	100,000
Income taxes payable	5,507	-

Total current liabilities	351,200	412,431

Long-term debt, net of current installments	1,321,636	1,415,443
Non-current tax liabilities	29,052	26,205
Deferred income taxes	235,164	239,621
Other non-current liabilities	6,084	6,382

Total liabilities	1,943,136	2,100,082

Shareholders' equity:
Common stock; authorized 225,000 at 2009 and 2008, issued and outstanding 70,785 at 2009 and 70,524 at 2008	71	71
Preferred stock; authorized 50,000 at 2009 and 2008; issued and outstanding 0 at 2009 and 2008	-	-
Additional paid-in capital	774,157	765,645
Retained earnings	168,353	128,648
Accumulated other comprehensive income, net	5,892	9,006

Shareholders' equity	948,473	903,370

	$2,891,609	$3,003,452

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenue:
Rental	$282,355	$297,839
Sales	187,726	122,177

Total revenue	470,081	420,016

Rental expenses	167,589	173,112
Cost of sales	58,368	35,756

Gross profit	244,124	211,148

Selling, general and administrative expenses	120,249	97,509
Research and development expenses	22,137	14,715
Acquired intangible asset amortization	10,158

Operating earnings	91,580	98,924

Interest income and other	334	2,005
Interest expense	(28,494)	(1,128)
Foreign currency gain (loss)	(5,201)	2,387

Earnings before income taxes	58,219	102,188

Income taxes	18,514	34,233

Net earnings	$39,705	$67,955

Net earnings per share:

Basic	$0.57	$0.95

Diluted	$0.57	$0.94

Weighted average shares outstanding:

Basic	69,898	71,665

Diluted	70,173	72,162

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$39,705	$67,955
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	37,861	21,258
Provision for bad debt	2,912	1,600
Amortization of deferred gain on sale of headquarters facility	(268)	(268)
Amortization of convertible debt discount	4,788	-
Write-off of deferred debt issuance costs	1,552	-
Share-based compensation expense	8,359	7,566
Excess tax benefit from share-based payment arrangements	(38)	(131)
Change in assets and liabilities, net of business acquired:
Decrease in accounts receivable, net	13,845	2,351
Increase in inventories, net	(3,713)	(9,376)
Decrease in prepaid expenses and other	5,372	1,373
Increase (decrease) deferred income taxes, net	(5,668)	10,230
Decrease in accounts payable	(6,066)	(6,048)
Decrease in accrued expenses and other	(53,248)	(50,509)
Increase in tax liabilities, net	8,399	18,014

Net cash provided by operating activities	53,792	64,015

Cash flows from investing activities:
Additions to property, plant and equipment	(18,205)	(15,600)
Decrease (increase) in inventory to be converted into equipment for short-term rental	1,700	(12,000)
Dispositions of property, plant and equipment	1,859	3,031
Business acquired in purchase transaction, net of cash acquired	(62)	-
Increase in identifiable intangible assets and other non-current assets	(422)	(559)

Net cash used by investing activities	(15,130)	(25,128)

Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	-
Repayments of long-term debt, revolving credit facility and capital lease obligations	(123,976)	(28)
Excess tax benefit from share-based payment arrangements	38	131
Proceeds from exercise of stock options	110	1,552
Purchase of immature shares for minimum tax withholdings	(2)	(5)

Net cash provided (used) by financing activities	(103,830)	1,650

Effect of exchange rate changes on cash and cash equivalents	(1,916)	(1,363)

Net increase (decrease) in cash and cash equivalents	(67,084)	39,174

Cash and cash equivalents, beginning of period	247,767	265,993

Cash and cash equivalents, end of period	$180,683	$305,167

Cash paid during the three months for:
Interest, including cash paid under interest rate swap agreements	$13,133	$1,257
Income taxes, net of refunds	$4,538	$5,338

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2009, we redefined our operating segments to correspond with our current management structure.  We have three reportable operating segments: (i) V.A.C. Therapy, (ii) Regenerative Medicine and (iii) Therapeutic Support Systems.  The geographic reporting structure continues to consist of (i) North America, which is comprised of the U.S., Canada and Puerto Rico; and (ii) EMEA/APAC, which is comprised principally of Europe, the Middle East, Africa and the Asia Pacific region.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the first quarter of 2009 was 31.8%, compared to 33.5% for the corresponding period in 2008.  The lower income tax rate for the first quarter resulted primarily from a higher percentage of taxable income being generated in lower tax foreign jurisdictions.

(c)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at March 31, 2009 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. (See Notes 5 and 6.)

(d)     Foreign Exchange Protection Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances.  We enter into forward currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our condensed consolidated statements of earnings. (See Note 5.)

(e)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the Note Hedge described in Notes 4 and 5.  As of March 31, 2009, Bank of America and JP Morgan Chase held $352.9 million of equity hedges related to our Note Hedge as described in Note 4.  Bank of America was also the counterparty on $77.7 million of our interest rate agreements and $10.2 million of our foreign currency exchange contracts.  Additionally, JP Morgan Chase represented $8.5 million of our foreign currency exchange contracts.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(f)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(g)     Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring any goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and was effective for KCI beginning January 1, 2009.  The impact that the adoption of SFAS 141R will have on our consolidated financial statements is dependent on the nature, terms and size of any prospective business combinations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 was effective for KCI beginning January 1, 2009 and the adoption of SFAS 161 did not have a material impact on our results of operations or our financial position.  (See Note 5.)

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

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of FSP APB 14-1 is disclosed in this report. (See Notes 4 and 13.)

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

On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations.

NOTE 2.     Acquisition

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  The purchase price consisted of $1.7 billion of cash paid to acquire the outstanding common stock of LifeCell, at a price of $51.00 per share, $83.0 million in fair value of assumed vested stock options, restricted stock awards and restricted stock units, and $20.6 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services.

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s consolidated financial statements from the acquisition date forward.  The preliminary allocation of the total purchase price to LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  Adjustments to these estimates will be included in the final allocation of the purchase price of LifeCell.  The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $1.3 billion, was allocated to goodwill.

The following table represents the preliminary allocation of the purchase price as of the acquisition date (dollars in thousands):

	June 30, 2008	Adjustments	March 31, 2009

Goodwill	$1,286,508	$2,467	$1,288,975
Identifiable intangible assets	486,653		486,653
In-process research and development	61,571		61,571
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	96,269		96,269
Accounts receivable	27,053		27,053
Inventories	66,298		66,298
Other current assets	6,031		6,031
Property and equipment	37,331		37,331
Current liabilities	(48,546)	(4,280)	(52,826)
Noncurrent tax liabilities	(5,101)		(5,101)
Net deferred income tax liability	(171,829)	1,649	(170,180)

Total purchase price	$1,842,238	$(164)	$1,842,074

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

The following sets forth the sources and uses of funds in connection with the acquisition of LifeCell (dollars in thousands):

Amount
Source of funds:
Borrowings under the senior credit facility	$1,000,000
Gross proceeds from the sale of the 3.25% convertible senior notes	690,000
Gross proceeds from convertible debt warrants	102,458
Cash on hand	329,423

Total	$2,121,881

Use of funds:
Purchase of LifeCell common stock and net settlement of options	$1,821,496
Repayment of debt under previous senior credit facility	68,000
Purchase of convertible debt hedge	151,110
Transaction fees and expenses for the Acquisition Financing (1)	60,697
Transaction fees and expenses for the LifeCell acquisition	20,578

Total	$2,121,881

(1) Transaction fees and expenses for the senior credit facility and the 3.25% convertible senior notes have been deferred and will be amortized over the life of the debt instruments.

The results of LifeCell’s operations since the acquisition date have been included in our condensed consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred on January 1, 2008 (dollars in thousands, except per share data):

Three months ended
March 31, 2008

Pro forma revenue	$474,333

Pro forma net earnings	$49,652

Pro forma net earnings per share:
Basic	$0.69

Diluted	$0.69

Only items with a continuing effect may be presented as adjustments when preparing the pro forma income statement.  As a result, the unaudited pro forma results exclude the effects of the increased valuation of inventory related to the LifeCell acquisition as this represents a non-recurring expense.  The unaudited pro forma financial results presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented, nor are they indicative of future operating results.

NOTE 3.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$119,825	$122,373
Medicare / Medicaid	56,940	58,662
Managed care, insurance and other	181,745	184,172

North America - trade accounts receivable	358,510	365,207

EMEA/APAC - trade accounts receivable	95,650	98,500

LifeCell – trade accounts receivable	33,646	33,521

Total trade accounts receivable	487,806	497,228

Less: Allowance for revenue adjustments	(98,132)	(94,516)

Gross trade accounts receivable	389,674	402,712

Less: Allowance for bad debt	(10,097)	(9,469)

Net trade accounts receivable	379,577	393,243

Employee and other receivables	10,767	12,764

	$390,344	$406,007

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Finished goods and tissue available for distribution	$67,321	$68,837
Goods and tissue in-process	11,617	9,892
Raw materials, supplies, parts and unprocessed tissue	65,828	64,242

	144,766	142,971

Less: Amounts expected to be converted into equipment for
short-term rental	(25,300)	(27,000)
Reserve for excess and obsolete inventory	(6,534)	(6,874)

	$112,932	$109,097

(c)     Identifiable intangible assets

Identifiable intangible assets include the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Developed technology	$238,391	$238,391
Customer relationships	192,204	192,204
Tradenames and patents	79,754	78,725

Identifiable intangible assets	510,349	509,320

Accumulated amortization	(47,216)	(36,773)

	$463,133	$472,547

During the first three months of 2009, we recorded approximately $10.2 million of amortization expense associated with the purchased identifiable intangible assets.  The amortization of identifiable product-related intangible assets associated with our LifeCell acquisition is included in “acquired intangible asset amortization” expense and, as a result, is excluded from cost of sales and the determination of product margins.

NOTE 4.     Long-Term Debt and Derivative Financial Instruments

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Senior Credit Facility – due 2013	$875,000	$950,000
Senior Revolving Credit Facility – due 2013	-	29,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of amortization	(148,769)	(153,557)

	1,416,231	1,515,443
Less: current installments	(94,595)	(100,000)

	$1,321,636	$1,415,443

Senior Credit Facility

On May 19, 2008, we entered into a new $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At March 31, 2009, $875.0 million was outstanding under the term loan facility and we had no revolving loans outstanding.  We had outstanding letters of credit in the aggregate amount of $8.6 million.  The resulting availability under the revolving credit facility was $291.4 million at March 31, 2009.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of March 31, 2009, our nominal interest rate on borrowings under the senior credit facility was 4.710%.

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

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of March 31, 2009, we were in compliance with all covenants under the senior credit agreement.

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

Principal Amount. At March 31, 2009, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrues from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year.

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of March 31, 2009, we were in compliance with all covenants under the Indenture for the convertible senior notes.

Recently adopted accounting pronouncement. Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for periods subsequent to December 15, 2008 and must be applied retroactively.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months ended March 31, 2009, we recorded $5.6 million of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of FSP APB 14-1 resulted in approximately $4.8 million and $12.8 million of additional non-cash interest expense for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  Because we issued our 3.25% senior convertible notes in April of 2008, there was no additional non-cash interest expense recorded for the first quarter of the prior year.  (See Note 13.)

The initial conversion price is approximately $51.34 per share of common stock.  Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted.  For any conversion obligation in excess of the aggregate principal amount of the notes being converted, holders will receive shares of our common stock.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.

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

NOTE 5.     Derivative Financial Instruments

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

The following chart summarizes interest rate hedge transactions effective as of March 31, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	March 31, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$ 80,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 40,250	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 40,250	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$ 34,800	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 26,100	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 26,100	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$ 37,400	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 28,050	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 28,050	3.030%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$ 60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$ 40,000	1.110%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$ 60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$ 40,000	2.520%	Outstanding

At March 31, 2009, we had thirteen interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $541.5 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.898%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the swap agreements currently in effect as of March 31, 2009, approximately 79.0% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At March 31, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $11.7 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No asset derivatives were held as of March 31, 2009.  The ineffective portion of these interest rate swaps was not significant for the quarter ended March 31, 2009.  As of March 31, 2009, the amount of hedge gain or loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months is $7.5 million.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.2 million lower for the three-month period ended March 31, 2009.  During the first quarter of 2008, we did not have any interest rate protection agreements in place.

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These contracts are not designated as hedges under SFAS 133; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, generally not to exceed one year.

The location and fair value amounts of derivative instruments, as defined by SFAS 133, reported as of March 31, 2009 in the balance sheet are as follows (dollars in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$11,675

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued expenses and other	$862

Total derivatives		$12,537

The location and net amounts reported in the income statement or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under SFAS 133 for the three months ended March 31, 2009 are as follows (dollars in thousands):

Effective portion
	Amount of gain	Location of gain (loss)	Amount of gain (loss)
	(loss) recognized	reclassified from	reclassified from
	in OCI on	accumulated OCI	accumulated OCI
	derivative	into income	into income

Interest rate swap agreements	$(731)	Interest expense	$1,748

         The location and net amounts reported in the income statement for derivatives not designated as hedging instruments under SFAS 133 for the three months ended March 31, 2009 are as follows (dollars in thousands):

	Location of gain (loss)	Amount of gain (loss)
	recognized in	recognized in
	income on	income on
	derivative	derivative

Foreign exchange contracts	Foreign currency gain	$342

Certain of the Company’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  (See Note 4.)

If we default under our credit facilities, the lenders could require immediate repayment of the entire principal.  If those lenders require immediate repayment, we may not be able to repay them which could result in the foreclosure of substantially all of our assets.  In these circumstances, the counterparties to the derivative instruments could request immediate payment or full collateralization on derivative instruments in net liability positions.  All of our derivative counterparties are also parties to our credit facilities.

No collateral has been posted by the Company in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, the Company would be required to settle or post the full amount as collateral to its counterparties.

NOTE 6.     Fair Value Measurements

Under SFAS No. 157, “Fair Value Measurements,” fair value is defined as the exit price that would be received to sell an asset or paid to transfer a liability.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At March 31, 2009, we had thirteen interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $100.1 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  The following table sets forth the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3

Liabilities:
Foreign currency exchange contracts	$862	$-	$862	$-
Interest rate swap agreements	$11,675	$-	$11,675	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at March 31, 2009.

NOTE 7.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008

Net earnings	$39,705	$67,955

Weighted average shares outstanding:
Basic	69,898	71,665
Dilutive potential common shares from stock
options and restricted stock (1)	275	497

Diluted	70,173	72,162

Basic net earnings per share	$0.57	$0.95

Diluted net earnings per share	$0.57	$0.94

(1) Potentially dilutive stock options and restricted stock totaling 5,933 shares and 2,498 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 4.)  The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

NOTE 8.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008

Rental expenses	$1,357	$1,469
Cost of sales	337	148
Selling, general and administrative expenses	6,665	5,949

Pre-tax share-based compensation expense	8,359	7,566
Less: Income tax benefit	(2,557)	(2,324)

Total share-based compensation expense, net of tax	$5,802	$5,242

Diluted net earnings per share impact	$0.08	$0.07

During the first quarter of 2009 and 2008, KCI granted approximately 1,162,000 and 833,800 options, respectively, to purchase shares of common stock under the equity plans.  Included in the 2009 stock option grants were approximately 205,000 performance stock options issued to certain executives.  If certain company performance targets are met, these options will vest over a three-year period, or earlier, and any options not vested by the end of three years will be forfeited.  The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2009 and 2008 was $11.09 and $22.54 per share, respectively, using the Black-Scholes option pricing model.

A summary of our stock option activity, and related information, for the three months ended March 31, 2009 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2009	4,366	$43.15
Granted	1,162	$24.76
Exercised	(18)	$6.29
Forfeited/Expired	(144)	$46.17

Options outstanding – March 31, 2009	5,366	$39.21	7.94	$ 2,594

Exercisable as of March 31, 2009	1,680	$41.35	5.89	$ 2,570

During the first quarter of 2009 and 2008, we issued approximately 327,000 and 211,000 shares of restricted stock and restricted stock units under our equity plans at a weighted average estimated fair value of $24.72 and $51.60, respectively.  The following table summarizes restricted stock activity for the three months ended March 31, 2009:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2009	771	$45.21
Granted	327	$24.72
Vested and distributed	-	$-
Forfeited	(29)	$42.89

Unvested shares – March 31, 2009	1,069	$39.01

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 9.     Share Repurchase Program

In October 2008, KCI’s Board of Directors authorized a share repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  Since the inception of the 2008 Repurchase Program, 2.1 million shares of common stock have been repurchased at an average price of $24.12 per share for an aggregate purchase price of $50.1 million.  These repurchases include $50.0 million of common stock repurchases made in open-market transactions.  The remainder resulted from the purchase and retirement of shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  As of March 31, 2009, the remaining authorized amount for share repurchases under the 2008 Repurchase Program was $49.9 million.  KCI will continue evaluating making opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions or in negotiated transactions.

The purchase price for shares of KCI's stock repurchased under the 2008 Repurchase Program was reflected as a reduction to shareholder's equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock and additional paid-in capital and an increase to retained earnings.  The share repurchases since the inception of this program are summarized in the table below (in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Earnings	Equity

Repurchase of common stock	2,077	$19,486	$30,615	$50,101

NOTE 10.     Other Comprehensive Income

KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended March 31,
	2009	2008

Net earnings	$39,705	$67,955
Foreign currency translation adjustment, net of taxes of $(265) in 2009 and $197 in 2008	(4,131)	5,606
Net derivative loss, net of taxes of $(393) in 2009	(731)	-
Reclassification adjustment for losses included in income, net of taxes of $941 in 2009	1,748	-

Other comprehensive income	$36,591	$73,561

NOTE 11.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the three months ended March 31, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 11% of total revenue for the three months ended March 31, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

U.S. Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky Medical, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based device did not infringe these patents.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which is expected to be heard in June 2009.  These cases are currently set for trial in February 2010.

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

International Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest intend to pursue.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  A trial is scheduled for July 2009 on this matter.  A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  On January 13, 2009, the Specialist Patents Court in the High Court of Justice of England and Wales granted KCI’s request for a temporary injunction.  The temporary injunction prohibits Smith & Nephew from commercializing foam dressing kits for negative pressure wound therapy in the United Kingdom, until such time as the court can rule on the patent infringement action that KCI has brought against Smith & Nephew.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009. In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems are valid and infringed by Smith & Nephew's foam-based NPWT dressing kits. The court held that other claims under the patent were invalid.  The Court’s judgment extends the existing injunction which prevents Smith & Nephew from promoting or selling those dressing kits in the United Kingdom, while it considers the precise form of the order and other remedies which give effect to the judgment.  The Court also granted the parties permission to appeal the judgment.

In March 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  A hearing on the matter was held on March 27, 2009.  At that time, the Court issued an interim injunction preventing Smith & Nephew from selling foam dressing kits for use in NPWT until judgment is issued on the matter.  We have not received a final ruling from the Federal Court on the preliminary injunction, and a trial on validity and infringement is expected within 12 to 24 months.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  A hearing has been set for July 2009 on this matter.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Manheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).

LifeCell Litigation

         In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed Food and Drug Administration (“FDA”) requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “recipient cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue (“family cases”).

         In the first category, LifeCell has been named in three cases filed in the State Court of New Jersey, and approximately seven cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The seven cases in the Federal Court were administratively stayed pending an appeal filed by plaintiffs in other recipient cases that were dismissed.  The State Court cases are in discovery.

         In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”) were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed; a summary judgment motion on the other five cases is pending.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Three of those are in the MDL.  The other family cases have been filed in state courts in New Jersey and Pennsylvania.  Many of these cases improperly name LifeCell as the Company did not receive any tissue from the decedent donor.  Voluntary dismissals have been obtained in many of those cases.  The balance of the family cases are in discovery.

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

Other Commitments and Contingencies

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

From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information.  In 2005, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on negative pressure wound therapy, or NPWT.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.

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

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  We are in discussions with the government regarding the scope of the subpoena and the timing of our response.  We intend to cooperate with the government's review.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

In March 2009, the Medicare Region B DMAC initiated a pre-payment review of all NPWT claims for the first month of treatment submitted by all providers, including KCI.  Suppliers of selected claims will be sent a documentation request letter, which we have not yet received.  Requested documentation must be returned within 30 days from notification or the claim will be denied as not medically necessary.  We intend to cooperate with the government's review.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

In April 2009, the Medicare Region A DMAC initiated a pre-payment review and sent documentation request letters to KCI for NPWT claims related to various cycles of treatment.  Requested documentation must be returned within 30 days from notification or the claim will be denied as not medically necessary.  We intend to cooperate with the government's review.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

As of March 31, 2009, our commitments for the purchase of new product inventory were $20.4 million, including approximately $7.3 million of disposable products from our main disposable supplier and $2.7 million from our major electronic board and touch panel suppliers.  Additionally, in April, 2009, we entered into an agreement to purchase $7.4 million of low medical-surgical beds. Other than commitments for new product inventory, we have no material long-term purchase commitments.

NOTE 12.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 19 primary countries internationally and the sale of regenerative medicine products primarily throughout the United States.

During the first quarter of 2009, we changed our operating unit reporting structure to correspond with our current management structure, including the reclassification of prior-period amounts to conform to this current reporting structure.  Under our current management structure, we manage our business by product line.

We have three reportable operating segments which correspond to our primary product lines: (i) V.A.C. Therapy; (ii) Regenerative Medicine; and (iii) Therapeutic Support Systems.  We have two primary geographic regions: North America, which is comprised principally of the U.S. and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our product line operating segments.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various product line operating segments based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2009	2008
Revenue:
V.A.C.
North America	$254,641	$250,222
EMEA/APAC	74,676	82,742

Subtotal – V.A.C.	329,317	332,964

Regenerative Medicine
North America	66,081	-
EMEA/APAC	127	-

Subtotal – Regenerative Medicine	66,208	-

Therapeutic Support Systems
North America	49,248	59,241
EMEA/APAC	25,308	27,811

Subtotal – Therapeutic Support Systems	74,556	87,052

Total revenue	$470,081	$420,016

	Three months ended
	March 31,
	2009	2008
Operating earnings:
V.A.C.	$92,906	$100,811
Regenerative Medicine	20,681	-
Therapeutic Support Systems	7,225	17,135

Other (1):
Executive	(10,175)	(11,456)
Share-based Compensation	(8,359)	(7,566)
Acquired intangible asset amortization	(10,158)	-
Purchase transactions (2)	(540)	-

Total other	(29,232)	(19,022)

Total operating earnings	$91,580	$98,924

(1) Includes general headquarter expenses, including severance costs associated with workforce restructuring and share-based compensation expense, which are not allocated to the individual segments.  Additionally, “Other” includes expenses related to our LifeCell acquisition in May 2008.
(2) Purchase transactions are related to our LifeCell acquisition and include costs associated with retaining key LifeCell employees.

A number of factors contributed to the year-to-year reduction in V.A.C. operating earnings for the quarter ended March 31, 2009 including unfavorable foreign currency exchange rate movements, additional legal expenses associated with patent litigation and an increase in bad debt expense.  The reduction in TSS operating earnings was primarily attributable to lower revenue as a result of a weak economic environment and hospital capital constraints.

V.A.C. and Therapeutic Support Systems assets are primarily accounts receivable, inventories, and net property, plant and equipment identifiable by product.  Regenerative Medicine assets include accounts receivable, inventories, net property, plant and equipment, goodwill, debt issuance costs and intangible assets specifically identifiable to our LifeCell acquisition.  Other assets include assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses and other non-current assets. Segment assets as of December 31, 2008 have been reclassified to reflect the change in our operating segment reporting structure.  Information on segment assets are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Total assets:
V.A.C.	$585,960	$598,970
Regenerative Medicine	1,744,952	1,758,218
Therapeutic Support Systems	203,320	210,868
Other	357,377	435,396

Total assets	$2,891,609	$3,003,452

NOTE 13.     Quarterly Financial Data (unaudited)

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The impact associated with our adoption of FSP APB 14-1 has been reflected for each quarter of 2008.  Additionally, certain prior-period amounts have been reclassified to conform to the current period presentation. The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$420,016	$462,124	$503,299	$492,470
Gross profit	$211,148	$229,037	$254,365	$249,704
Operating earnings	$98,924	$43,247	$112,872	$93,469
Net earnings	$67,955	$(4,813)	$53,911	$49,391
Net earnings per share:
Basic	$0.95	$(0.07)	$0.75	$0.70
Diluted	$0.94	$(0.07)	$0.75	$0.70
Weighted average shares outstanding:
Basic	71,665	71,771	71,831	70,594

Diluted	72,162	71,771	72,130	70,845

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under Part II, Item 1A. “Risk Factors,” as well as those included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

On May 27, 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  LifeCell represents our Regenerative Medicine business unit and develops, processes and markets biological soft tissue repair products made from both human (“allograft”) and animal (“xenograft”) tissue.  These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  The LifeCell acquisition enhances our product platform and provides significant future growth opportunities.

For the last several years, a significant majority of our revenue has been generated by our V.A.C. Therapy systems and related supplies, which accounted for approximately 70.0% of total revenue for the three months ended March 31, 2009, compared to 79.3% for the same period in 2008.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  The sale of our regenerative medicine products accounted for approximately 14.1% of our total revenue for the three months ended March 31, 2009.  Our TSS business accounted for approximately 15.9% and 20.7% of our total revenue for the three months ended March 31, 2009 and 2008, respectively.

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments which correspond to our primary product lines (i) V.A.C. Therapy (“V.A.C.”); (ii) Regenerative Medicine; and (iii) TSS.  We have operations in two primary geographic regions: North America, which is comprised principally of the U.S. and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

Operations for our North America geographic region accounted for approximately 78.7% and 73.7% of our total revenue for the three-month periods ended March 31, 2009 and 2008, respectively.  In the U.S. acute care setting, which accounted for approximately half of our North American revenue for the three months ended March 31, 2009, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  In the EMEA/APAC geographic region, most of our V.A.C. and TSS revenue is generated in the acute care setting on a direct billing basis.

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

Historically, we have experienced a seasonal slowing of domestic V.A.C. unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  Regenerative Medicine has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

RESULTS OF OPERATIONS

During the first quarter of 2009, we changed our operating unit reporting structure to correspond with our current management structure.  For the first quarter of 2009, we are reporting financial results consistent with this new structure.  We have three reportable operating segments which correspond to our primary product lines: (i) V.A.C.; (ii) Regenerative Medicine and (iii) Therapeutic Support Systems.  We have two primary geographic regions: North America, which is comprised of the U.S., Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our product line operating segments.  The results of our Regenerative Medicine operating segment have been included in our condensed consolidated financial statements since the LifeCell acquisition date.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, product line revenue by geographic region, as well as  the percentage change in each line item, comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
			%
	2009	2008	Change
V.A.C. revenue:
North America	$254,641	$250,222	1.8%
EMEA/APAC	74,676	82,742	(9.7)

Total – V.A.C.	329,317	332,964	(1.1)

Regenerative Medicine revenue:
North America	66,081	-	-
EMEA/APAC	127	-	-

Total – Regenerative Medicine	66,208	-	-

TSS revenue:
North America	49,248	59,241	(16.9)
EMEA/APAC	25,308	27,811	(9.0)

Total – TSS	74,556	87,052	(14.4)

Total revenue	$470,081	$420,016	11.9%

For additional discussion on segment and operation information, see Note 12 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
			%
	2009	2008	Change
North America revenue:
Rental	$226,012	$233,151	(3.1)%
Sales	143,958	76,312	88.6

Total – North America	369,970	309,463	19.6

EMEA/APAC revenue:
Rental	56,343	64,688	(12.9)
Sales	43,768	45,865	(4.6)

Total – EMEA/APAC	100,111	110,553	(9.4)

Total rental revenue	282,355	297,839	(5.2)
Total sales revenue	187,726	122,177	53.7

Total revenue	$470,081	$420,016	11.9%

The growth in total revenue over the prior-year period was due primarily to revenues associated with our acquisition of LifeCell in May 2008 and increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  Foreign currency exchange rate movements negatively impacted total revenue and EMEA/APAC revenue by 4.9% and 15.4%, respectively, in the first quarter of 2009 compared to the prior–year period.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the first quarter of 2009 to the first quarter of 2008:

	Three months ended March 31,
	2009	2008	Change
Total revenue:
V.A.C. revenue	70.0%	79.3%	(930 bps)
Regenerative Medicine revenue	14.1	-
TSS revenue	15.9	20.7	(480 bps)

Total revenue	100.0%	100.0%

North America revenue	78.7%	73.7%	500 bps
EMEA/APAC revenue	21.3	26.3	(500 bps)

Total revenue	100.0%	100.0%

Rental revenue	60.1%	70.9%	(1080 bps)
Sales revenue	39.9	29.1	1080 bps

Total revenue	100.0%	100.0%

V.A.C. Revenue

The following table sets forth, for the periods indicated, V.A.C. rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
			%
	2009	2008	Change
North America revenue:
Rental	$182,534	$180,845	0.9%
Sales	72,107	69,377	3.9

Total North America revenue	254,641	250,222	1.8

EMEA/APAC revenue:
Rental	36,591	41,252	(11.3)
Sales	38,085	41,490	(8.2)

Total EMEA/APAC revenue	74,676	82,742	(9.7)

Total rental revenue	219,125	222,097	(1.3)
Total sales revenue	110,192	110,867	(0.6)

Total V.A.C. revenue	$329,317	$332,964	(1.1)%

The growth in North America V.A.C. revenue over the prior-year period was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables due to continued market penetration.  Average North America rental unit volume during the first quarter of 2009 increased approximately 6.1% over the same period of 2008, partly offset by fewer days in the 2009 first quarter, lower realized price due to unfavorable payer mix and lower Medicare pricing.

Foreign currency exchange rate movements unfavorably impacted EMEA/APAC V.A.C revenue by 16.1% in the first quarter of 2009 compared to the prior-year period.  EMEA/APAC V.A.C Therapy revenue, excluding the impact of foreign currency exchange rate movements, increased 6.3% due to rental unit volumes which increased 13.0% during the first quarter of 2009 and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year period due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures and increased competition.

Regenerative Medicine Revenue

The following table sets forth, for the periods indicated, Regenerative Medicine revenue by product for the first quarter of 2009 (dollars in thousands):

Three months ended
March 31, 2009

AlloDerm	$44,254
Strattice	16,266
Orthopedic, urogynecologic and other products	5,688

Total revenue	$66,208

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice and other tissue products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction procedures, accounted for approximately 92.3% of total Regenerative Medicine revenue for the first quarter of 2009.  Revenue from Strattice, which was launched in the first quarter of 2008, accounted for approximately 24.6% of total Regenerative Medicine revenue for the first quarter 2009.  Sales generated outside of the U.S. increased from the fourth quarter of 2008, but were not material for the quarter.  Compared to LifeCell’s reported revenue for the first quarter of 2008, Regenerative Medicine revenue for the quarter ended March 31, 2009 increased by 21.9%.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as  the percentage change in each line item, comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
			%
	2009	2008	Change
North America revenue:
Rental	$43,478	$52,306	(16.9)%
Sales	5,770	6,935	(16.8)

Total North America revenue	49,248	59,241	(16.9)

EMEA/APAC revenue:
Rental	19,752	23,436	(15.7)
Sales	5,556	4,375	27.0

Total EMEA/APAC revenue	25,308	27,811	(9.0)

Total rental revenue	63,230	75,742	(16.5)
Total sales revenue	11,326	11,310	0.1

Total TSS revenue	$74,556	$87,052	(14.4)%

Worldwide TSS revenue decreased from the prior-year period primarily due to lower rental and sales volumes in the U.S. resulting from the economic downturn and capital constraints on acute care facilities combined with unfavorable foreign currency exchange rate movements.  Foreign currency exchange rate movements unfavorably impacted worldwide TSS revenue by 6.0% compared to the same period one year ago.  North America TSS revenue decreased from the prior-year period due to lower hospital census and customer capital constraints.  EMEA/APAC TSS revenue decreased from the same period a year ago due primarily to unfavorable foreign currency exchange rate movements, which impacted total EMEA/APAC TSS revenue by 13.6% as compared to the prior-year period.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total V.A.C. and TSS revenue comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	Change

Rental expenses	$167,589	$173,112	(3.2)%
As a percent of total V.A.C. and TSS revenue	41.5%	41.2%	30	bps

Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses as a percent of total V.A.C. and TSS revenue during the first quarter of 2009 was comparable to the prior-year period.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the periods indicated) comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	Change
V.A.C. and TSS:
Cost of sales	$38,460	$35,756	7.6%
Sales margin	68.4%	70.7%	(230	bps)

Regenerative Medicine:
Cost of sales	$19,908	$-	-
Sales margin	69.9%	-	-

Total:
Cost of sales	$58,368	$35,756	63.2%
Sales margin	68.9%	70.7%	(180	bps)

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  Higher sales margins associated with the Regenerative Medicine business segment in the first quarter of 2009 were partially offset by lower sales margins for V.A.C. and TSS due to unfavorable changes in our product mix as compared to the prior-year period.

Gross Profit Margin

The following table presents the gross profit margin comparing the first quarter of 2009 to the first quarter of 2008:

	Three months ended March 31,
	2009	2008	Change
Gross profit margin:
V.A.C. and TSS	49.0%	50.3%	(130	bps)
Regenerative Medicine	69.9%	-	-
Total	51.9%	50.3%	160	bps

Higher gross margins associated with the Regenerative Medicine business segment comprised the majority of the increase in gross profit margin in the first quarter of 2009.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	Change
Selling, general and administrative expenses	$120,249	$97,509	23.3%
As a percent of total revenue	25.6%	23.2%	240	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  Severance associated with the Company’s workforce restructuring and other pre-tax charges accounted for approximately $9.4 million, or 41%, of the period-to-period increase.  Other selling, general and administrative expenses included selling costs associated with the LifeCell Regenerative Medicine business unit since its May 2008 acquisition, increased legal fees and higher provisions for uncollectible accounts receivable.  Selling, general and administrative expenses related to our Regenerative Medicine business totaled $18.0 million in the first quarter of 2009.

Share-Based Compensation Expense

Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three months ended March 31, 2009 and 2008, respectively, as follows (dollars in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008

Rental expenses	$1,357	$1,469
Cost of sales	337	148
Selling, general and administrative expenses	6,665	5,949

Pre-tax share-based compensation expense	8,359	7,566
Less: Income tax benefit	(2,557)	(2,324)

Total share-based compensation expense, net of tax	$5,802	$5,242

Diluted net earnings per share impact	$0.08	$0.07

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the first quarter of 2009 to the first quarter of 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	Change
Research and development expenses	$22,137	$14,715	50.4%
As a percent of total revenue	4.7%	3.5%	120	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.  Research and development expenses related to our Regenerative Medicine business totaled $5.6 million, or 1.2% of total revenue, for the first quarter of 2009.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable intangible assets during the second quarter of 2008.  During the first quarter of 2009, we recorded approximately $10.2 million of amortization expense associated with these acquired identifiable intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the first quarter of 2009 to the first quarter of 2008:

	Three months ended March 31,
	2009	2008	Change
Operating margin	19.5%	23.6%	(410 bps)

The decrease in the first quarter operating margin is due primarily to $10.2 million of amortization related to acquired identifiable intangible assets associated with our LifeCell acquisition and $9.4 million of severance and other pre-tax charges associated with the workforce restructuring, partially offset by a higher gross profit combined with operating efficiencies, process improvements, and Regenerative Medicine’s contributed operating profit.

Interest Expense

Interest expense was $28.5 million in the first quarter of 2009 compared to $1.1 million in the same period of the prior year.  The increase in interest expense over the prior-year period is due to our debt financing in the second quarter of 2008 related to our LifeCell acquisition.  At March 31, 2009, we had $875.0 million outstanding under our term loan facility.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  As a result of the adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” we recorded $4.8 million of additional non-cash interest expense during the first quarter of 2009 related to amortization of the discount on our convertible senior notes.  Additionally, interest expense for the first three months of 2009 includes write-offs of $1.6 million for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility totaling $50.0 million.

Foreign Currency Gain (Loss)

Foreign currency exchange rate movements unfavorably impacted pre-tax income by $7.6 million compared to the same period in the prior year.  In the three months ended March 31, 2009, we recognized a foreign currency exchange loss of $5.2 million compared to a gain of $2.4 million in the prior-year period.  The 2009 loss resulted from significant fluctuations in exchange rates during the first quarter of 2009.  In response, we have expanded our foreign currency hedging program, reduced exposures and converted cash balances to U.S. dollars.

Net Earnings

Net earnings for the first quarter of 2009 were $39.7 million compared to $68.0 million in the prior-year period.  Expenses associated with KCI’s restructuring reduced first quarter 2009 net earnings by $6.3 million, or $0.09 per diluted share.  In addition, after-tax non-cash interest expense of $2.9 million, or $0.04 per share, was recorded in the period resulting from the January 1, 2009 required adoption of FSP APB 14-1 related to accounting for convertible debt instruments.  In addition, foreign currency exchange rate movements unfavorably impacted pre-tax income by $7.6 million compared to the same period one year ago.  The effective income tax rate for the first quarter of 2009 was 31.8%, compared to 33.5% for the same period in the prior year.  The lower income tax rate for the first quarter resulted primarily from a higher percentage of income being generated in lower tax foreign jurisdictions.

Net Earnings per Diluted Share

Net earnings per diluted share for the first quarter of 2009 were $0.57, as compared to net earnings per diluted share of $0.94 in the prior-year period.  This decrease resulted from lower net earnings in the first quarter of 2009, due to restructuring charges and non-cash interest expense recorded during the quarter, partially offset by a 2.8% reduction in the weighted average shares outstanding due to the impact of our open-market repurchases of common stock made during the second half of 2008.

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

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first three months of 2009 and 2008, our primary sources of capital were cash from operating activities.  The following table summarizes the net cash provided and used by operating, investing and financing activities for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended
	March 31,
	2009	2008

Net cash provided by operating activities	$53,792	$64,015
Net cash used by investing activities	(15,130)	(25,128)
Net cash provided (used) by financing activities	(103,830)	1,650
Effect of exchange rates changes on cash and cash equivalents	(1,916)	(1,363)

Net increase (decrease) in cash and cash equivalents	$(67,084)	$39,174

At March 31, 2009, our principal sources of liquidity consisted of approximately $180.7 million of cash and cash equivalents and $291.4 million available under our revolving credit facility, net of $8.6 million in undrawn letters of credit.  During the first quarter of 2009, we made scheduled and voluntary senior credit facility net repayments totaling $104.0 million from cash-on-hand.

Working Capital

At March 31, 2009, we had current assets of $733.6 million, including $390.3 million in net accounts receivable and $112.9 million in inventory, and current liabilities of $351.2 million resulting in a working capital surplus of $382.4 million compared to a surplus of $405.2 million at December 31, 2008.

As of March 31, 2009, we had $390.3 million of receivables outstanding, net of realization reserves of $108.2 million.  North America receivables, net of realization reserves, were outstanding for an average of 75 days at March 31, 2009, down from 77 days at December 31, 2008.  EMEA/APAC net receivable days decreased from 84 days at December 31, 2008 to 83 days at March 31, 2009.  LifeCell receivables were outstanding for an average of 44 days at March 31, 2009, compared to 43 days at December 31, 2008.

Capital Expenditures

During the first three months of 2009 and 2008, we made gross capital expenditures of $18.2 million and $15.6 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of March 31, 2009 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$291,422	(1)
Term loan facility	May 2013	5.10%	% (2)	875,000	-

Total				$875,000	$291,422

(1) At March 31, 2009, the amount available under the revolving portion of our credit facility reflected a reduction of $8.6 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2009 was 4.71%.

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

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, capital expenditures, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices. For further information on our covenants and obligations under the senior credit agreement, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of March 31, 2009, we were in compliance with all covenants under the senior credit agreement.

Convertible Senior Notes

On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008.  Interest on the notes accrues at a rate of 3.25% per annum and is payable semi-annually in arrears on April 15 and October 15.  For further information on our convertible notes and the related note hedge and warrant transactions, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 is effective for periods subsequent to December 15, 2008 and must be applied retroactively.  Due to the retrospective application, the notes will reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months ended March 31, 2009, we recorded $5.6 million of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of FSP APB 14-1 resulted in approximately $4.8 million and $12.8 million of additional non-cash interest expense for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  Because we issued our 3.25% senior convertible notes in April of 2008, there was no additional non-cash interest expense recorded for the first quarter of the prior year.

Interest Rate Protection

At March 31, 2009, we had thirteen interest rate swap agreements pursuant to which we have fixed the rate on $541.5 million notional amount of our outstanding variable rate debt at an average interest rate of 2.898%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of March 31, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $11.7 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.2 million lower for the three months ended March 31, 2009. During the first quarter of 2008, we did not have any interest rate protection agreements in place.

In April 2009, we entered into an additional interest rate swap agreement to convert an additional $100.0 million of our variable-rate debt to a fixed rate basis.  This interest rate swap agreement is effective beginning on June 30, 2009 and expires on June 30, 2010 with a fixed interest rate of 1.25%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  This has been designated as a cash flow hedge instrument under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of March 31, 2009, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$70,946	$141,892	$212,838	$283,784	$165,540	$690,000	$1,565,000

OTHER MATTERS

A Medicare competitive bidding program that was initiated in 2007 and set to impact our V.A.C. Therapy homecare business in eight U.S. metropolitan areas was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of negative pressure wound therapy, or NPWT, from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding, delay of the implementation of the first and second rounds of competitive bidding until January 2010 and  January 2011, respectively, and an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  The law effectively delays competitive bidding for NPWT until January 2011.  The 9.5% price reduction has resulted in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our total revenue by approximately 1.0% in 2009, compared to 2008 reimbursement levels.

We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, France, the Netherlands, Switzerland, Canada, South Africa, Australia and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy systems and related disposables in these markets.  In Germany, we plan to initiate two clinical studies during 2009 providing for V.A.C. Therapy systems and related disposables in order to support our reimbursement efforts there.  The studies will cover patients that transition out of the hospital to the home for post-acute treatment.  If these trials are successful, we believe it will increase the likelihood of obtaining German homecare reimbursement in the future.

With regard to our efforts to obtain reimbursement for V.A.C. Therapy systems in Japan, we have reported successful results from our V.A.C. clinical trials.  We have subsequently submitted the required dossiers for regulatory approval and are currently in the process of responding to questions from the Pharmaceutical and Medical Devices Agency, which serves as the regulatory authority in Japan.  We are seeking regulatory approval in 2009 and reimbursement approval in 2010.  Once regulatory and reimbursement approvals have been obtained, we plan to begin V.A.C. commercialization in Japan in 2010.

In March 2009, the OIG published a report entitled “Comparison of Prices for Negative Pressure Wound Therapy Pumps” in which the OIG compared supplier costs of a number of gauze-based wound drainage pumps.  The findings in the OIG study point to a disparity in average prices paid by selected suppliers of NPWT pumps and the prices paid by Medicare for such pumps.  We believe the OIG’s methodology was flawed for a number of reasons, primarily because the comparison of pump prices does not take into account the significant technological differences between KCI’s products and other products in the same NPWT reimbursement codes.  The report also did not consider any other costs involved in attaining a positive clinical outcome, such as the substantial investments KCI has made in professional medical education and training, its comprehensive service organization and offering, its clinical support and its administrative staff which help it remain compliant with one of the most complex medical policies covering DME today.  The report does not give any indication that the OIG considered the value of clinical efficacy or the substantial investments KCI has made in research and development. While we disagree with a number of aspects of the OIG report, it is possible that CMS may use the findings in the OIG report as a basis for lowering Medicare reimbursement for V.A.C. Therapy Systems through the agency's inherent reasonableness authority or through other means, including future rounds of the Medicare competitive bidding process.

In April 2009, the Agency for Healthcare Research and Quality (“AHRQ”) issued a report on its NPWT technology assessment, which was required under the MIPPA.  AHRQ conducted the study through its subcontractor the ECRI institute.  While affirming in its report that KCI is the only NPWT provider with significant clinical evidence, the AHRQ concluded that it was unable to identify therapeutic distinctions between different NPWT systems because of a lack of significant studies comparing one NPWT system to another. Following its own defined research protocol, the AHRQ found after reviewing 38 NPWT clinical studies that all of the clinical trials involved the evaluation of KCI's V.A.C. Therapy System against control groups treated with advanced wound care therapies, but none of the control groups utilized any other NPWT system or product. Notably, the AHRQ also did not conclude in its recent report that the NPWT systems they evaluated were similar in function or efficacy.  KCI has stated its belief that grouping together KCI’s clinically proven V.A.C. Therapy System with multiple unproven lower-technology products in a single reimbursement category disregards or compromises the primary driver of cost-savings in the system, clinical efficacy.  Any decisions based on the AHRQ study which do not differentiate the reimbursement of products based on efficacy is likely to sacrifice quality and ultimately lead to higher healthcare costs.  While we have taken issue with a number of other aspects of the AHRQ report, it is possible that CMS may use the report as a basis for future coding and reimbursement decisions relating to NPWT, which may be unfavorable to KCI.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from an inspection of LifeCell’s manufacturing facility which led to observations by the FDA identifying certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the observations describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in its initial response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how LifeCell plans to prevent GMP violations from occurring in the future, and that LifeCell supply documentation of corrective actions taken.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  LifeCell is currently in dialogue with the FDA regarding the corrective actions.  While we believe that this matter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on the LifeCell Regenerative Medicine business. While the warning letter did not cite any of the GTP observations relating to AlloDerm, LifeCell has not received notice that the FDA’s observations with regards to AlloDerm have been resolved.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at March 31, 2009 would impact pre-tax earnings by an estimated $2.5 million.

For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 141 Revised (“SFAS 141R”), “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring any goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations and was effective for KCI beginning January 1, 2009.  The impact that the adoption of SFAS 141R will have on our consolidated financial statements is dependent on the nature, terms and size of any prospective business combinations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133,” which enhances the required disclosures regarding derivatives and hedging activities.  SFAS 161 was effective for KCI beginning January 1, 2009 and the adoption of SFAS 161 did not have a material impact on our results of operations or our financial position.  (See Note 5 to the Condensed Consolidated Financial Statements.)

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

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of FSP APB 14-1 is disclosed in this report. (See Notes 4 and 13 to the Condensed Consolidated Financial Statements.)

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

On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our results of operations.

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

At March 31, 2009, we had thirteen interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $541.5 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.898%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

The following chart summarizes interest rate hedge transactions effective as of March 31, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	March 31, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$ 80,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 40,250	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 40,250	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$ 34,800	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 26,100	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 26,100	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$ 37,400	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 28,050	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 28,050	3.030%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$ 60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$ 40,000	1.110%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$ 60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$ 40,000	2.520%	Outstanding

The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of March 31, 2009.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of March 31, 2009
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$458,505	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$70,946	$141,892	$212,838	$283,784	$165,540	$875,000	$835,625
Weighted average interest rate(2)	4.710%	4.710%	4.710%	4.710%	4.710%	4.710%

Interest rate swaps(3)
Variable to fixed-notional amount	$179,500	$292,500	$69,500	$—	$—	$541,500	$(11,675)
Average pay rate	2.862%	3.165%	3.797%	—	—	2.971%
Average receive rate(4)	1.220%	1.220%	1.220%	—	—	1.220%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at March 31, 2009.
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

At March 31, 2009, we had outstanding forward currency exchange contracts to sell approximately $100.1 million of various currencies.  Based on our overall transactional currency rate exposure, ordinary movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating earnings of $19.9 million for the three months ended March 31, 2009.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the three months ended March 31, 2009 would change our net earnings for the three months ended March 31, 2009 by approximately $5.9 million.  Our analysis does not consider the impact the fluctuation would have on the value of our forward currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  KCI’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of KCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, KCI’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, KCI’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act is accumulated and communicated to KCI’s management, including KCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the three months ended March 31, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 11% of total revenue for the three months ended March 31, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing German litigation.

U.S. Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky Medical, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based device did not infringe these patents.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which is expected to be heard in June 2009.  These cases are currently set for trial in February 2010.

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

International Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest intend to pursue.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  A trial is scheduled for July 2009 on this matter.  A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  On January 13, 2009, the Specialist Patents Court in the High Court of Justice of England and Wales granted KCI’s request for a temporary injunction.  The temporary injunction prohibits Smith & Nephew from commercializing foam dressing kits for negative pressure wound therapy in the United Kingdom, until such time as the court can rule on the patent infringement action that KCI has brought against Smith & Nephew.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009. In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems are valid and infringed by Smith & Nephew's foam-based NPWT dressing kits. The court held that other claims under the patent were invalid.  The Court’s judgment extends the existing injunction which prevents Smith & Nephew from promoting or selling those dressing kits in the United Kingdom, while it considers the precise form of the order and other remedies which give effect to the judgment.  The Court also granted the parties permission to appeal the judgment.

In March 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  A hearing on the matter was held on March 27, 2009.  At that time, the Court issued an interim injunction preventing Smith & Nephew from selling foam dressing kits for use in NPWT until judgment is issued on the matter.  We have not received a final ruling from the Federal Court on the preliminary injunction, and a trial on validity and infringement is expected within 12 to 24 months.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  A hearing has been set for July 2009 on this matter.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Manheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).

LifeCell Litigation

         In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed Food and Drug Administration (“FDA”) requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “recipient cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue (“family cases”).

         In the first category, LifeCell has been named in three cases filed in the State Court of New Jersey, and approximately seven cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The seven cases in the Federal Court were administratively stayed pending an appeal filed by plaintiffs in other recipient cases that were dismissed.  The State Court cases are in discovery.

         In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”) were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed; a summary judgment motion on the other five cases is pending.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Three of those are in the MDL.  The other family cases have been filed in state courts in New Jersey and Pennsylvania.  Many of these cases improperly name LifeCell as the Company did not receive any tissue from the decedent donor.  Voluntary dismissals have been obtained in many of those cases.  The balance of the family cases are in discovery.

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

ITEM 1A.      RISK FACTORS

Except with respect to the risk factors provided below, there have been no material changes from the risk factors disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008.

We face significant and increasing competition in our advanced wound care business, which could adversely affect our operating results.

We face significant and increasing competition in our advanced wound care business.  In the U.S. and internationally, our V.A.C. Therapy Systems compete with negative pressure wound therapy devices and other advanced wound care products commercialized by a number of companies, including Smith & Nephew, in addition to several other companies.  In particular, Smith & Nephew recently launched a foam dressing NPWT system in the U.S. and abroad.  We believe our foam dressing is a critical component in the efficacy of V.A.C. Therapy Systems, and the increased competitive marketing of foam-based products represents an increase in competitive activities.  While we believe that these foam-based systems infringe our intellectual property rights, we may be unsuccessful in asserting our rights against the sale or use of any such products, which could harm our ability to compete and could adversely affect our business.

In addition, Smith & Nephew has a large, experienced and fully-deployed sales force with large-scale distributors, together with a varied portfolio of wound care products.  This combination of sales capability and varied products presents a significant competitive challenge to our advanced wound care business for the remainder of 2009 and beyond.  We have experienced significant trialing and low-price promotions of competitive NPWT products in the wound care marketplace, particularly by Smith & Nephew.  In the event that Smith & Nephew or others are successful in obtaining increased market acceptance of their NPWT products, V.A.C. Therapy pricing, sales and rental volumes and our revenue growth rate may be negatively impacted.

We expect competition in advanced wound care to increase over time as competitors introduce additional products designed to compete against V.A.C. Therapy systems in the advanced wound care market.  Additionally, as our patents in the field of NPWT start to expire beginning in 2012, we expect increased competition with products adopting basic NPWT technologies.

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

In March 2009, the OIG published a report entitled “Comparison of Prices for Negative Pressure Wound Therapy Pumps” in which the OIG compared supplier costs of a number of gauze-based wound drainage pumps.  The findings in the OIG study point to a disparity in average prices paid by selected suppliers of NPWT pumps and the prices paid by Medicare for such pumps.  We believe the OIG’s methodology was flawed for a number of reasons, primarily because the comparison of pump prices does not take into account the significant technological differences between KCI’s products and other products in the same NPWT reimbursement codes.  The report also did not consider any other costs involved in attaining a positive clinical outcome, such as the substantial investments KCI has made in professional medical education and training, its comprehensive service organization and offering, its clinical support and its administrative staff which help it remain compliant with one of the most complex medical policies covering DME today.  The report does not give any indication that the OIG considered the value of clinical efficacy or the substantial investments KCI has made in research and development. While we disagree with a number of aspects of the OIG report, it is possible that CMS may use the findings in the OIG report as a basis for lowering Medicare reimbursement for V.A.C. Therapy Systems through the agency's inherent reasonableness authority or through other means, including future rounds of the Medicare competitive bidding process.

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

In April 2009, the Agency for Healthcare Research and Quality (“AHRQ”) issued a report on its NPWT technology assessment, which was required under the Medicare Improvements for Patients and Providers Act of 2008.  AHRQ conducted the study through its subcontractor the ECRI institute.  While affirming in its report that KCI is the only NPWT provider with significant clinical evidence, the AHRQ concluded that it was unable to identify therapeutic distinctions between different NPWT systems because of a lack of significant studies comparing one NPWT system to another. Following its own defined research protocol, the AHRQ found after reviewing 38 NPWT clinical studies that all of the clinical trials involved the evaluation of KCI's V.A.C. Therapy System against control groups treated with advanced wound care therapies, but none of the control groups utilized any other NPWT system or product. Notably, the AHRQ also did not conclude in its recent report that the NPWT systems they evaluated were similar in function or efficacy.  KCI has stated its belief that grouping together KCI’s clinically proven V.A.C. Therapy System with multiple unproven lower-technology products in a single reimbursement category disregards or compromises the primary driver of cost-savings in the system, clinical efficacy.  Any decisions based on the AHRQ study which do not differentiate the reimbursement of products based on efficacy is likely to sacrifice quality and ultimately lead to higher healthcare costs.  While we have taken issue with a number of other aspects of the AHRQ report, it is possible that CMS may use the report as a basis for future coding and reimbursement decisions relating to NPWT, which may be unfavorable to KCI.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

January 1, 2009 to
January 31, 2009	91	$ 21.85	91	$ 49,899

February 1, 2009 to
February 28, 2009	-	-	-	$ 49,899

March 1, 2009 to
March 31, 2009	-	-	-	$ 49,899

Total	91	$ 21.85	91	$ 49,899

(1) During the first quarter of 2009, KCI purchased and retired 91 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.
(2) In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  During the three months ended March 31, 2009, KCI repurchased shares for minimum tax withholdings on the vesting of restricted stock.  As of March 31, 2009, the remaining authorized amount for share repurchases under this program was $49.9 million.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: May 5, 2009	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 5, 2009	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2009.