Form 10-Q
period 2009-06-30
KINETIC CONCEPTS INC /TX/
filed 2009-08-05
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
                                                Common Stock:  71,061,596 shares as of July 31, 2009

KINETIC CONCEPTS, INC.

TRADEMARKS

The following trademarks are proprietary to KCI Licensing, Inc. and/or LifeCell Corporation, their affiliates and/or licensors and may be used in this report:  ABThera, ActiV.A.C., AirMaxxis, AlloDerm, AlloDerm GBR, AlloDura, AtmosAir, AtmosAir with SAT, BariAir, BariatricSupport, BariKare, BariMaxx II, BioDyne, Conexa, Cymetra, Dri-Flo, DynaPulse, EZ Lift, FirstStep, FirstStep Advantage, First Step All in One, FirstStep Plus, FirstStep Select, FirstStep Select Heavy Duty, FluidAir, FluidAir Elite, GranuFoam, InfoV.A.C., InterCell, Innova Basic, Innova Extra, Innova Premium, InstaFlate, KCI, KCI The Clinical Advantage, KCI Continued Care, KCI Express, KCI Smart Service, Kinetic Concepts, Kinetic Therapy, KinAir IV, KinAir MedSurg, KinAir MedSurg Pulse, LifeCell, MaxxAir ETS, Maxxis 400, ParaDyne, PediDyne, PlexiPulse, Prevena, ReliefZone, Repliform, RIK, RotoProne, RotoRest, RotoRest Delta, Seal Check, SensaT.R.A.C., Strattice, T.R.A.C., TheraKair, TheraKair Visio, TheraPulse ATP,  TheraRest, TheraRest SMS, TriaDyne II, TriaDyne Proventa, TriCell, V.A.C., V.A.C. ATS, V.A.C. Freedom, V.A.C. GranuFoam Silver, V.A.C. Instill, V.A.C. Ready Care, V.A.C. Simplace Dressing, V.A.C. WhiteFoam, and V.A.C. WRN.  All other trademarks appearing in this report are the property of their holders.  The absence of a trademark or service mark or logo from this list does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. and/or LifeCell Corporation.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$235,274	$247,767
Accounts receivable, net	406,909	406,007
Inventories, net	111,236	109,097
Deferred income taxes	35,126	19,972
Prepaid expenses and other	29,211	34,793

Total current assets	817,756	817,636

Net property, plant and equipment	286,490	303,799
Debt issuance costs, less accumulated amortization of $15,663 at 2009 and $7,896 at 2008	42,529	50,295
Deferred income taxes	11,809	8,635
Goodwill	1,328,881	1,337,810
Identifiable intangible assets, less accumulated amortization of $57,674 at 2009 and $36,773 at 2008	468,343	472,547
Other non-current assets	12,510	12,730

	$2,968,318	$3,003,452

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$46,240	$53,765
Accrued expenses and other	225,407	258,666
Current installments of long-term debt	94,444	100,000
Income taxes payable	7,978	-

Total current liabilities	374,069	412,431

Long-term debt, net of current installments	1,301,667	1,415,443
Non-current tax liabilities	34,738	26,205
Deferred income taxes	231,254	239,621
Other non-current liabilities	5,795	6,382

Total liabilities	1,947,523	2,100,082

Shareholders' equity:
Common stock; authorized 225,000 at 2009 and 2008, issued and outstanding 71,006 at 2009 and 70,524 at 2008	71	71
Preferred stock; authorized 50,000 at 2009 and 2008; issued and outstanding 0 at 2009 and 2008	-	-
Additional paid-in capital	783,338	765,645
Retained earnings	226,450	128,648
Accumulated other comprehensive income, net	10,936	9,006

Shareholders' equity	1,020,795	903,370

	$2,968,318	$3,003,452

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Rental	$292,023	$303,349	$574,378	$601,188
Sales	199,326	158,775	387,052	280,952

Total revenue	491,349	462,124	961,430	882,140

Rental expenses	168,120	183,165	335,709	356,277
Cost of sales	59,437	49,922	117,805	85,678

Gross profit	263,792	229,037	507,916	440,185

Selling, general and administrative expenses	118,958	102,885	239,207	200,394
Research and development expenses	21,265	16,680	43,402	31,395
Acquired intangible asset amortization	10,158	4,654	20,316	4,654
In-process research and development	-	61,571	-	61,571

Operating earnings	113,411	43,247	204,991	142,171

Interest income and other	154	2,157	488	4,162
Interest expense	(26,227)	(17,991)	(54,721)	(19,119)
Foreign currency gain (loss)	(1,878)	(1,874)	(7,079)	513

Earnings before income taxes	85,460	25,539	143,679	127,727

Income taxes	27,363	30,352	45,877	64,585

Net earnings (loss)	$58,097	$(4,813)	$97,802	$63,142

Net earnings (loss) per share:

Basic	$0.83	$(0.07)	$1.40	$0.88

Diluted	$0.82	$(0.07)	$1.39	$0.88

Weighted average shares outstanding:

Basic	70,069	71,771	69,984	71,718

Diluted	70,432	71,771	70,294	72,141

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$97,802	$63,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	75,827	49,682
Provision for bad debt	5,088	3,819
Amortization of deferred gain on sale of headquarters facility	(535)	(535)
Amortization of convertible debt discount	9,669	3,473
Write-off of deferred debt issuance costs	1,628	860
Share-based compensation expense	13,954	12,629
Excess tax benefit from share-based payment arrangements	(215)	(254)
Write-off of in-process research and development	-	61,571
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(5,814)	(12,137)
Increase in inventories, net	(2,122)	(11,921)
Decrease (increase) in prepaid expenses and other	6,030	(29,256)
Increase (decrease) in deferred income taxes, net	(15,517)	22,495
Decrease in accounts payable	(7,511)	(10,107)
Decrease in accrued expenses and other	(30,103)	(29,778)
Increase in tax liabilities, net	12,465	4,836
Net cash provided by operating activities	160,646	128,519

Cash flows from investing activities:
Additions to property, plant and equipment	(40,430)	(43,247)
Decrease (increase) in inventory to be converted into equipment for short-term rental	5,356	(18,400)
Dispositions of property, plant and equipment	3,131	2,251
Business acquired in purchase transaction, net of cash acquired	(173)	(1,745,969)
Increase in identifiable intangible assets and other non-current assets	(16,475)	(2,141)
Net cash used by investing activities	(48,591)	(1,807,506)

Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	-
Repayments of long-term debt, revolving credit facility and capital lease obligations	(148,948)	(96)
Excess tax benefit from share-based payment arrangements	215	254
Proceeds from exercise of stock options	358	2,330
Purchase of immature shares for minimum tax withholdings	(204)	(819)
Proceeds from the purchase of stock in ESPP and other	3,336	2,346
Acquisition financing:
Proceeds from senior credit facility	-	1,000,000
Proceeds from convertible senior notes	-	690,000
Repayment of long-term debt	-	(68,000)
Proceeds from convertible debt warrants	-	102,458
Purchase of convertible debt hedge	-	(151,110)
Payments of debt issuance costs	-	(60,697)
Net cash provided (used) by financing activities	(125,243)	1,516,666
Effect of exchange rate changes on cash and cash equivalents	695	(1,074)
Net decrease in cash and cash equivalents	(12,493)	(163,395)
Cash and cash equivalents, beginning of period	247,767	265,993
Cash and cash equivalents, end of period	$235,274	$102,598

Cash paid during the six months for:
Interest, including cash paid for interest rate swap agreements	$37,289	$9,020
Income taxes, net of refunds	$40,581	$68,158

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the current period presentation.

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  The impact associated with our adoption of FSP APB 14-1 is disclosed in this report. (See Note 4.)

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

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rates for the second quarter and the first six months of 2009 were 32.0% and 31.9%, respectively, compared to 118.8% and 50.6% for the corresponding periods in 2008.  The higher income tax rates in 2008 resulted primarily from the write-off of approximately $61.6 million of non-deductible in-process research and development costs associated with the LifeCell acquisition recorded during the second quarter of 2008. Excluding the impact of the LifeCell acquisition and related transaction costs on the Company’s financial results, the effective income tax rate for the second quarter and first six months ended June 30, 2008 was 33.1% and 33.3%, respectively.

(c)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at June 30, 2009 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. (See Notes 5 and 6.)

(d)     Foreign Exchange Protection Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows.  We enter into forward currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our condensed consolidated statements of operations.  (See Note 5.)

(e)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the Note Hedge described in Notes 4 and 5.  As of June 30, 2009, Bank of America and JP Morgan Chase collectively held equity hedges related to our Note Hedge as described in Note 4 in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $71.6 million and $7.6 million, respectively.  Additionally, JP Morgan Chase was a counterparty on our foreign currency exchange contracts in notional amounts totaling $4.4 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

On January 1, 2009, we adopted the provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of FSP APB 14-1 is disclosed in this report. (See Note 4.)

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 was effective for KCI beginning June 30, 2009, and the adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our results of operations or our financial position.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 was effective for KCI beginning June 30, 2009, and the adoption of SFAS 165 did not have a material impact on our results of operations or our financial position.

(h)     Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s consolidated financial statements from the acquisition date forward.  The preliminary allocation of the total purchase price to LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  Adjustments to these estimates have been included in the final allocation of the purchase price of LifeCell.  The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $1.3 billion, was allocated to goodwill.

The following table represents the final allocation of the purchase price as of the acquisition date (dollars in thousands):

	June 30, 2008	Adjustments	May 27, 2009

Goodwill	$1,286,508	$(6,524)	$1,279,984
Identifiable intangible assets	486,653		486,653
In-process research and development	61,571		61,571
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	96,269		96,269
Accounts receivable	27,053		27,053
Inventories	66,298		66,298
Other current assets	6,031	1,101	7,132
Property and equipment	37,331		37,331
Current liabilities	(48,546)	(4,377)	(52,923)
Noncurrent tax liabilities	(5,101)	(4,295)	(9,396)
Net deferred income tax liability	(171,829)	14,042	(157,787)

Total purchase price	$1,842,238	$(53)	$1,842,185

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill.  Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of a transaction cost analysis resulting in the identification of additional tax deductions and severance costs associated with the transaction, net of the related tax effects, established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

The following sets forth the sources and uses of funds in connection with the acquisition of LifeCell (dollars in thousands):

Amount
Source of funds:
Borrowings under the senior credit facility	$1,000,000
Gross proceeds from the sale of the 3.25% convertible senior notes	690,000
Gross proceeds from convertible debt warrants	102,458
Cash on hand	329,534

Total	$2,121,992

Use of funds:
Purchase of LifeCell common stock and net settlement of options	$1,821,496
Repayment of debt under previous senior credit facility	68,000
Purchase of convertible debt hedge	151,110
Transaction fees and expenses for the Acquisition Financing (1)	60,697
Transaction fees and expenses for the LifeCell acquisition	20,689

Total	$2,121,992

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

The results of LifeCell’s operations since the acquisition date have been included in our condensed consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands, except per share data):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Pro forma revenue	$492,801	$967,134

Pro forma net earnings	$54,285	$103,932

Pro forma net earnings per share:
Basic	$0.76	$1.45

Diluted	$0.75	$1.44

Only items with a continuing effect may be presented as adjustments when preparing the pro forma income statement.  As a result, the unaudited pro forma results exclude the effects of the increased valuation of inventory and related costs of goods sold and the in-process research and development expense recorded in connection with the LifeCell acquisition as these represented non-recurring expenses.  The unaudited pro forma financial results presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results.

NOTE 3.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$120,361	$122,373
Medicare / Medicaid	54,844	58,662
Managed care, insurance and other	181,805	184,172

North America - trade accounts receivable	357,010	365,207

EMEA/APAC - trade accounts receivable	109,362	98,500

LifeCell – trade accounts receivable	34,431	33,521

Total trade accounts receivable	500,803	497,228

Less: Allowance for revenue adjustments	(100,804)	(94,516)

Gross trade accounts receivable	399,999	402,712

Less: Allowance for bad debt	(9,629)	(9,469)

Net trade accounts receivable	390,370	393,243

Other receivables	16,539	12,764

	$406,909	$406,007

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Finished goods and tissue available for distribution	$67,276	$68,837
Goods and tissue in-process	9,510	9,892
Raw materials, supplies, parts and unprocessed tissue	63,247	64,242

	140,033	142,971

Less: Amounts expected to be converted into equipment for
short-term rental	(21,644)	(27,000)
Reserve for excess and obsolete inventory	(7,153)	(6,874)

	$111,236	$109,097

(c)     Identifiable intangible assets, net

Identifiable intangible assets include the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Developed technology	$238,391	$238,391
Customer relationships	192,204	192,204
Tradenames and patents	95,422	78,725

Identifiable intangible assets	526,017	509,320

Accumulated amortization	(57,674)	(36,773)

	$468,3433	$472,547

During the first six months of 2009, we recorded approximately $20.3 million of amortization expense associated with the purchased identifiable intangible assets.  The amortization of identifiable product-related intangible assets associated with our LifeCell acquisition is included in “acquired intangible asset amortization” expense and, as a result, is excluded from cost of sales and the determination of product margins.

NOTE 4.     Long-Term Debt and Derivative Financial Instruments

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Senior Credit Facility – due 2013	$850,000	$950,000
Senior Revolving Credit Facility – due 2013	-	29,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(143,889)	(153,557)

	1,396,111	1,515,443
Less: current installments	(94,444)	(100,000)

	$1,301,667	$1,415,443

Senior Credit Facility

On May 19, 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At June 30, 2009, $850.0 million was outstanding under the term loan facility and we had no revolving loans outstanding.  We had outstanding letters of credit in the aggregate amount of $11.4 million.  The resulting availability under the revolving credit facility was $288.6 million at June 30, 2009.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of June 30, 2009, our average nominal interest rate on borrowings under the senior credit facility was 3.947%.

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

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of June 30, 2009, we were in compliance with all covenants under the senior credit agreement.

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

Principal Amount. At June 30, 2009, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrued from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year.

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of June 30, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

Recently adopted accounting pronouncement. Upon adoption of FSP APB 14-1 on January 1, 2009, we allocated the proceeds received from the issuance of the Convertible Notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 was effective for periods subsequent to December 15, 2008 and was applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months and six months ended June 30, 2009, we recorded $5.6 million and $11.2 million, respectively, of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of FSP APB 14-1 resulted in approximately $4.9 million and $9.7 million of additional non-cash interest expense for the three months and six months ended June 30, 2009, respectively.  The adoption of FSP APB 14-1 also resulted in additional non-cash interest expense for the three months and six months ended June 30, 2008 of approximately $3.4 million, resulting in a reduction of net earnings of $2.1 million, or $0.03 per diluted share.

The initial conversion price of the Convertible Notes is approximately $51.34 per share of common stock.  Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted.  For any conversion obligation in excess of the aggregate principal amount of the notes being converted, holders will receive shares of our common stock.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.

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

Note Hedge and Warrants

Concurrently with the issuance of the convertible notes we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

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

The Warrants consist of written call options on 13.4 million shares of KCI common stock, subject to customary anti-dilution adjustments.  Upon exercise, the holder is entitled to purchase one share of KCI common stock for the strike price of approximately $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  KCI at its option may elect to settle the Warrant in net shares or cash representing a net share settlement.  The Warrants were issued to reduce the net cost of the Note Hedge to KCI.  The Warrants are scheduled to expire during the third and fourth quarters of 2015.  The Warrants are recorded in equity as a component of additional paid-in capital.  The Warrants will have no impact on EPS until our share price exceeds the $60.41 exercise price.  Prior to exercise, if our share price exceeds the $60.41 exercise price, we will include the effect of additional shares that may be issued using the treasury stock method in our diluted EPS calculations.

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

The following chart summarizes interest rate hedge transactions effective as of June 30, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	June 30, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$73,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$36,750	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$36,750	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$32,200	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$24,150	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$24,150	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$34,800	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$26,100	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$26,100	3.030%	Outstanding
Hypothetical	06/30/09-06/30/10	$60,000	$60,000	1.260%	Outstanding
Hypothetical	06/30/09-06/30/10	$40,000	$40,000	1.260%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$40,000	1.110%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$40,000	2.520%	Outstanding

At June 30, 2009, we had fifteen interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $614.5 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.602%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the swap agreements currently in effect as of June 30, 2009, approximately 84.7% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At June 30, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $11.0 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No asset derivatives were held as of June 30, 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the three months or six months ended June 30, 2009.  As of June 30, 2009, the amount of hedge gain or loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months is $9.1 million.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.3 million and $4.5 million lower for the three months and six months ended June 30, 2009, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $6,000 lower for the three months and six months ended June 30, 2008.

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

The location and fair value amounts of derivative instruments, as defined by SFAS 133, reported as of June 30, 2009 in the balance sheet are as follows (dollars in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other	$447

Total derivatives		$447

	Liability Derivatives
	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$11,043

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses and other	$4,987

Total derivatives		$16,030

The location and net amounts reported in the Statements of Operations or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under SFAS 133 for the three months and six months ended June 30, 2009 are as follows (dollars in thousands):

	Effective portion
	Amount of gain	Location of gain (loss)	Amount of gain (loss)
	(loss) recognized	reclassified from	reclassified from
	in OCI on	accumulated OCI	accumulated OCI
	derivative	into income	into income

Three months ended June 30, 2009
Interest rate swap agreements	$(762)	Interest expense	$1,173

Six months ended June 30, 2009
Interest rate swap agreements	$(1,493)	Interest expense	$2,921

The location and net amounts reported in the Statements of Operations for derivatives not designated as hedging instruments under SFAS 133 for the three months and six months ended June 30, 2009 are as follows (dollars in thousands):

	Location of gain (loss)	Amount of gain (loss)
	recognized in income on	recognized in income
	derivative	on derivative

Three months ended June 30, 2009
Foreign exchange contracts	Foreign currency gain (loss)	$(6,066)

Six months ended June 30, 2009
Foreign exchange contracts	Foreign currency gain (loss)	$(5,724)

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

No collateral has been posted by the Company in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, the Company could be required to settle or post the full amount as collateral to its counterparties.

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

At June 30, 2009, we had fifteen interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $99.9 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  The following table sets forth the aggregate fair value of all derivative instruments with credit-risk-related contingent features as of June 30, 2009 (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3

Assets:
Foreign currency exchange contracts	$447	$-	$447	$-

Liabilities:
Foreign currency exchange contracts	$4,987	$-	$4,987	$-
Interest rate swap agreements	$11,043	$-	$11,043	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at June 30, 2009.

NOTE 7.     Earnings (Loss) Per Share

Net earnings (loss) per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings (loss)	$58,097	$(4,813)	$97,802	$63,142

Weighted average shares outstanding:
Basic	70,069	71,771	69,984	71,718
Dilutive potential common shares from stock
options and restricted stock (1)	363	-	310	423

Diluted	70,432	71,771	70,294	72,141

Basic net earnings (loss) per share	$0.83	$(0.07)	$1.40	$0.88

Diluted net earnings (loss) per share	$0.82	$(0.07)	$1.39	$0.88

(1) Potentially dilutive stock options and restricted stock totaling 5,473 shares and 4,577 shares for the three months ended June 30, 2009 and 2008, respectively, and 5,746 shares and 3,547 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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

NOTE 8.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of operations as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental expenses	$745	$867	$2,102	$2,336
Cost of sales	144	(80)	481	68
Selling, general and administrative expenses	4,706	4,276	11,371	10,225

Pre-tax share-based compensation expense	5,595	5,063	13,954	12,629
Less: Income tax benefit	(2,076)	(1,699)	(4,633)	(4,023)

Total share-based compensation expense, net of tax	$3,519	$3,364	$9,321	$8,606

Diluted net earnings per share impact	$0.05	$0.05	$0.13	$0.12

During the first six months of 2009 and 2008, KCI granted approximately 1,490,000 and 1,738,000 options, respectively, to purchase shares of common stock under the equity plans.  Included in the 2009 stock option grants were approximately 205,000 performance stock options issued to certain executives.  If certain company performance targets are met, these options will vest over a three-year period, or earlier, and any options not vested by the end of three years will be forfeited.  The weighted-average estimated fair value of stock options granted during the six-month periods ended June 30, 2009 and 2008 was $11.25 and $20.15 per share, respectively, using the Black-Scholes option pricing model.

A summary of our stock option activity, and related information, for the six months ended June 30, 2009 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2009	4,366	$43.15
Granted	1,490	$24.90
Exercised	(49)	$7.36
Forfeited/Expired	(287)	$45.98

Options outstanding – June 30, 2009	5,520	$38.39	7.86	$7,213

Exercisable as of June 30, 2009	2,047	$42.63	6.15	$3,341

During the first six months of 2009 and 2008, we issued approximately 393,000 and 432,000 shares of restricted stock and restricted stock units under our equity plans at a weighted average estimated fair value of $24.72 and $46.01, respectively.  The following table summarizes restricted stock activity for the six months ended June 30, 2009:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2009	771	$45.21
Granted	393	$24.76
Vested and distributed	(42)	$40.61
Forfeited	(59)	$41.46

Unvested shares – June 30, 2009	1,063	$38.03

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 9.     Share Repurchase Program

In October 2008, our Board of Directors authorized a share repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009.  Since the inception of the 2008 Repurchase Program, 2.1 million shares of common stock have been repurchased at an average price of $24.11 per share for an aggregate purchase price of $50.3 million.  These repurchases include $50.0 million of common stock repurchases made in open-market transactions.  The remainder resulted from the purchase and retirement of shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.  As of June 30, 2009, the remaining authorized amount for share repurchases under the 2008 Repurchase Program was $49.7 million.  KCI will continue evaluating making opportunistic repurchases of additional shares of common stock under the share repurchase program in open-market transactions or in negotiated transactions.

The purchase price for shares of KCI's stock repurchased under the 2008 Repurchase Program was reflected as a reduction to shareholder's equity.  In accordance with APB Opinion No. 6, "Status of Accounting Research Bulletins," we are required to allocate the purchase price of the repurchased shares as a reduction to common stock, additional paid-in capital and retained earnings.  The share repurchases since the inception of this program are summarized in the table below (in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Earnings	Equity

Repurchase of common stock	2,087	$19,690	$30,615	$50,305

NOTE 10.     Other Comprehensive Income

KCI follows SFAS No. 130, "Reporting Comprehensive Income," in accounting for comprehensive income and its components.  The components of other comprehensive income are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net earnings (loss)	$58,097	$(4,813)	$97,802	$63,142
Foreign currency translation adjustment, net of taxes (1)	4,634	939	502	6,545
Net derivative loss, net of taxes (2)	(762)	(778)	(1,493)	(778)
Reclassification adjustment for losses included in income, net of taxes (3)	1,173	4	2,921	4

Other comprehensive income	$63,142	$(4,648)	$99,732	$68,913

(1) Foreign currency translation adjustment is presented net of taxes of $(96) and $219 for the three months ended June 30, 2009 and 2008, respectively, and $(361) and $415 for the six months ended June 30, 2009 and 2008, respectively.
(2) Net derivative loss is presented net of taxes of $(411) and $(419) for the three months ended June 30, 2009 and 2008, respectively, and $(804) and $(419) for the six months ended June 30, 2009 and 2008, respectively.
(3) Reclassification adjustment for losses included in income is presented net of taxes of $632 and $2 for the three months ended June 30, 2009 and 2008, respectively, and $1,573 and $2 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 11.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the six months ended June 30, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the six months ended June 30, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”), are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky Medical, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based device did not infringe these patents.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  These cases are being heard in the Federal District Court for the Western District of Texas.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which was heard in June 2009.  A ruling on the preliminary injunction has not yet been issued by the Court.  These cases are currently set for trial in February 2010.

Related to the Smith & Nephew litigation, the U.S. Patent and Trademark Office (USPTO) recently issued office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with this decision include U.S. Patent Nos. 5,636,643 (the ‘643 Patent), 5,645,081 (the ‘081 Patent), and 7,216,651 (the ‘651 Patent), which all relate to KCI’s negative pressure wound therapy technologies. The USPTO has provided public notice of its intent to issue certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent. The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  On November 5, 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI has appealed the dismissal of the suit.

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

International Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest intend to pursue.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  A trial was held in July 2009 on this matter and no ruling has been issued.  A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009. In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits. The court held that other claims under the patent were invalid.  The Court’s judgment extended the previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal heard arguments from both parties and thereafter ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  KCI intends to seek permission to appeal to the House of Lords.

In March 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  A hearing on the matter was held on March 27, 2009.  At that time, the Court issued an interim injunction preventing Smith & Nephew from selling foam dressing kits for use in NPWT until judgment is issued on the matter.  The Federal Court issued a temporary injunction on June 15, 2009, and a trial on validity and infringement is expected within 12 to 24 months.  Smith & Nephew is appealing the temporary injunction ruling, and a hearing on that matter is set for August 2009.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  A hearing was held in July 2009 on this matter, at which time the Court indicated it expected to rule in August 2009.  Also, in April 2009, KCI's German subsidiary and its affiliates filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Manheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial has been set for October 2009.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction has been set for October 2009 in France.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI is also seeking a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent.

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

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”) were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed.  On June 12, 2009, the remaining five State Court cases were dismissed.  All 11 cases are now on appeal.

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

In July 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DMAC”) for Region B notified KCI of a post-payment audit of claims paid during the second quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We have disputed these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

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

In March 2009, the Medicare Region B DMAC initiated a pre-payment review of all NPWT claims for the first month of treatment submitted by all providers, including KCI.  Suppliers of selected claims will be sent a documentation request letter.  To date we have received a documentation request letter related to one claim.  Requested documentation must be returned within 30 days from notification or the claim will be denied as not medically necessary.  We intend to cooperate with the government's review.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

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

As of June 30, 2009, our commitments for the purchase of new product inventory were $30.5 million, including approximately $9.1 million of disposable products from our main disposable supplier, $5.7 million from our provider of low height medical-surgical beds and $3.3 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

NOTE 12.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 20 primary countries internationally and the sale of regenerative medicine products primarily throughout the United States.

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

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
V.A.C.
North America	$266,348	$261,697	$520,989	$511,919
EMEA/APAC	83,082	91,547	157,758	174,289

Subtotal – V.A.C.	349,430	353,244	678,747	686,208

Regenerative Medicine
North America	70,803	27,603	136,884	27,603
EMEA/APAC	267	-	394	-

Subtotal – Regenerative Medicine	71,070	27,603	137,278	27,603

Therapeutic Support Systems
North America	46,027	53,382	95,275	112,623
EMEA/APAC	24,822	27,895	50,130	55,706

Subtotal – Therapeutic Support Systems	70,849	81,277	145,405	168,329

Total revenue	$491,349	$462,124	$961,430	$882,140

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating earnings:
V.A.C.	$111,969	$108,499	$204,875	$209,310
Regenerative Medicine	21,168	8,753	41,849	8,753
Therapeutic Support Systems	5,867	9,419	13,092	26,554

Other (1):
Executive	(9,300)	(7,238)	(19,475)	(18,694)
Share-based Compensation	(5,595)	(5,063)	(13,954)	(12,629)
Acquired intangible asset amortization	(10,158)	(4,654)	(20,316)	(4,654)
Purchase transactions (2)	(540)	(66,469)	(1,080)	(66,469)

Total other	(25,593)	(83,424)	(54,825)	(102,446)

Total operating earnings	$113,411	$43,247	$204,991	$142,171

(1) Includes general headquarter expenses, including severance costs associated with workforce restructuring and share-based compensation expense, which are not allocated to the individual segments.  Additionally, “Other” includes expenses related to our LifeCell acquisition in May 2008.
(2) Purchase transactions are related to our LifeCell acquisition and include the inventory mark-up on acquired inventories, integration-related costs, professional fees and costs associated with retaining key LifeCell employees and the write-off of in-process research and development.

A number of factors contributed to the year-to-year reduction in V.A.C. operating earnings for the six months ended June 30, 2009 including unfavorable foreign currency exchange rate movements, additional legal expenses associated with patent litigation and an increase in bad debt expense associated with an increase in customer bankruptcies.  The reduction in TSS operating earnings was primarily attributable to lower revenue as a result of a weak economic environment and hospital capital constraints.

NOTE 13.     Subsequent Events

In July 2009, we entered into two additional interest rate swap agreements to convert an additional $100.0 million of our variable-rate debt to a fixed rate basis.  The first interest rate swap agreement in the amount of $50 million is effective beginning on September 30, 2009 and expires on September 30, 2010 with a fixed interest rate of 1.055%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The second interest rate swap agreement in the amount of $50 million is effective beginning on December 31, 2009 and expires on December 31, 2010 with a fixed interest rate of 1.290%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

On August 3, 2009, we made a voluntary prepayment of $25.0 million on our senior credit facility.

Subsequent events have been evaluated through August 5, 2009, the date these condensed consolidated financial statements were issued.

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

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore, Hong Kong and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments which correspond to our primary product lines (i) V.A.C Therapy (“V.A.C.”); (ii) Regenerative Medicine; and (iii) TSS.  We have operations in two primary geographic regions: North America, which is comprised principally of the U.S. and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

Operations for our North America geographic region accounted for approximately 78.3% and 73.9% of our total revenue for the six-month periods ended June 30, 2009 and 2008, respectively.  In the U.S. acute care setting, which accounted for approximately half of our North American revenue for the six months ended June 30, 2009, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  In the EMEA/APAC geographic region, most of our V.A.C. and TSS revenue is generated in the acute care setting on a direct billing basis.

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

A significant majority of our revenue is generated by our V.A.C. Therapy systems and related supplies, which accounted for approximately 70.6% of total revenue for the six months ended June 30, 2009, compared to 77.8% for the same period in 2008.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  The sale of our regenerative medicine products accounted for approximately 14.3% and 3.1% of our total revenue for the six months ended June 30, 2009 and 2008, respectively.  Our TSS business accounted for approximately 15.1% and 19.1% of our total revenue for the six months ended June 30, 2009 and 2008, respectively.

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

RESULTS OF OPERATIONS

During the first quarter of 2009, we changed our operating segment reporting structure to correspond with our current management structure.  For the second quarter and first half of 2009, we are reporting financial results consistent with this new structure.  We have three reportable operating segments which correspond to our primary product lines: (i) V.A.C.; (ii) Regenerative Medicine and (iii) Therapeutic Support Systems.  We have two primary geographic regions: North America, which is comprised of the U.S., Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our product line operating segments.  The results of our Regenerative Medicine operating segment have been included in our condensed consolidated financial statements since the LifeCell acquisition date.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, product line revenue by geographic region, as well as  the percentage change in each line item, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
V.A.C. revenue:
North America	$266,348	$261,697	1.8%	$520,989	$511,919	1.8%
EMEA/APAC	83,082	91,547	(9.2)	157,758	174,289	(9.5)

Total – V.A.C.	349,430	353,244	(1.1)	678,747	686,208	(1.1)

Regenerative Medicine revenue:
North America	70,803	27,603	156.5	136,884	27,603	395.9
EMEA/APAC	267	-	-	394	-	-

Total – Regenerative Medicine	71,070	27,603	157.5	137,278	27,603	397.3

TSS revenue:
North America	46,027	53,382	(13.8)	95,275	112,623	(15.4)
EMEA/APAC	24,822	27,895	(11.0)	50,130	55,706	(10.0)

Total – TSS	70,849	81,277	(12.8)	145,405	168,329	(13.6)

Total revenue	$491,349	$462,124	6.3%	$961,430	$882,140	9.0%

For additional discussion on segment and operation information, see Note 12 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$231,428	$235,355	(1.7)%	$457,440	$468,506	(2.4)%
Sales	151,750	107,327	41.4	295,708	183,639	61.0

Total – North America	383,178	342,682	11.8	753,148	652,145	15.5

EMEA/APAC revenue:
Rental	60,595	67,994	(10.9)	116,938	132,682	(11.9)
Sales	47,576	51,448	(7.5)	91,344	97,313	(6.1)

Total – EMEA/APAC	108,171	119,442	(9.4)	208,282	229,995	(9.4)

Total rental revenue	292,023	303,349	(3.7)	574,378	601,188	(4.5)
Total sales revenue	199,326	158,775	25.5	387,052	280,952	37.8

Total revenue	$491,349	$462,124	6.3%	$961,430	$882,140	9.0%

The growth in total revenue over the prior-year periods was due primarily to revenues associated with our acquisition of LifeCell in May 2008 and increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  Foreign currency exchange rate movements negatively impacted total revenue and EMEA/APAC revenue by 4.0% and 13.6%, respectively, in the second quarter of 2009 and 4.5% and 14.5%, respectively, for the first six months of 2009 compared to the prior-year periods.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008:

	Three months ended June 30,			Six months ended June 30,

	2009	2008	Change	2009	2008	Change
Total revenue:
V.A.C. revenue	71.1%	76.4%	(530 bps)	70.6%	77.8%	(720 bps)
Regenerative Medicine revenue	14.5	6.0	850 bps	14.3	3.1	1,120 bps
TSS revenue	14.4	17.6	(320 bps)	15.1	19.1	(400 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

North America revenue	78.0%	74.2%	380 bps	78.3%	73.9%	440 bps
EMEA/APAC revenue	22.0	25.8	(380 bps)	21.7	26.1	(440 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	59.4%	65.6%	(620 bps)	59.7%	68.2%	(850 bps)
Sales revenue	40.6	34.4	620 bps	40.3	31.8	850 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

V.A.C. Revenue

The following table sets forth, for the periods indicated, V.A.C. rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$190,403	$189,338	0.6%	$372,937	$370,183	0.7%
Sales	75,945	72,359	5.0	148,052	141,736	4.5

Total North America revenue	266,348	261,697	1.8	520,989	511,919	1.8

EMEA/APAC revenue:
Rental	40,667	45,126	(9.9)	77,258	86,378	(10.6)
Sales	42,415	46,421	(8.6)	80,500	87,911	(8.4)

Total EMEA/APAC revenue	83,082	91,547	(9.2)	157,758	174,289	(9.5)

Total rental revenue	231,070	234,464	(1.4)	450,195	456,561	(1.4)
Total sales revenue	118,360	118,780	(0.4)	228,552	229,647	(0.5)

Total V.A.C. revenue	$349,430	$353,244	(1.1)%	$678,747	$686,208	(1.1)%

The growth in North America V.A.C. revenue over the prior-year periods was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables due to continued market penetration.  Average North America rental unit volume during the second quarter and first half of 2009 increased approximately 6.0% over the corresponding periods of 2008, partly offset by lower realized price due to unfavorable payer mix and lower Medicare pricing.

Foreign currency exchange rate movements unfavorably impacted EMEA/APAC V.A.C revenue by 13.9% and 14.9% for the second quarter and first six months of 2009, respectively, compared to the prior-year periods.  EMEA/APAC V.A.C Therapy revenue, excluding the impact of foreign currency exchange rate movements, increased due primarily to rental unit volumes which increased 12.0% and 12.5% for the second quarter and first half of 2009, respectively, and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year period due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures, continued economic weakness and increased competition.

Regenerative Medicine Revenue

LifeCell’s revenue since the acquisition date has been included in our condensed consolidated financial statements.  The following table reflects Regenerative Medicine revenue by product included in our condensed consolidated statements of operations for the three months and six months ended June 30, 2009, as well as unaudited pro forma revenue as though the acquisition of LifeCell had occurred as of the beginning of the comparable prior-year periods (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
		Pro Forma	%		Pro Forma	%
	2009	2008	Change	2009	2008	Change

AlloDerm	43,395	46,235	(6.1)	87,649	93,588	(6.3)
Strattice	21,915	5,873	273.1	38,181	6,926	451.3
Orthopedic, urogynecologic and other products	5,760	6,170	(6.6)	11,448	12,081	(5.2)

Total revenue	$71,070	$58,278	21.9%	$137,278	$112,595	21.9%

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice and other tissue products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction procedures, accounted for approximately 91.9% and 89.4% of total Regenerative Medicine revenue for the second quarter and first six months of 2009, respectively.  Revenue from Strattice, which was launched in the first quarter of 2008, accounted for approximately 30.8% and 27.8% of total Regenerative Medicine revenue for the second quarter and first six months of 2009, respectively.  Sales generated outside of the U.S. increased from the first quarter of 2009, but were not material for the quarter.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as  the percentage change in each line item, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$41,025	$46,017	(10.8)%	$84,503	$98,323	(14.1)%
Sales	5,002	7,365	(32.1)	10,772	14,300	(24.7)

Total North America revenue	46,027	53,382	(13.8)	95,275	112,623	(15.4)

EMEA/APAC revenue:
Rental	19,928	22,868	(12.9)	39,680	46,304	(14.3)
Sales	4,894	5,027	(2.6)	10,450	9,402	11.1

Total EMEA/APAC revenue	24,822	27,895	(11.0)	50,130	55,706	(10.0)

Total rental revenue	60,953	68,885	(11.5)	124,183	144,627	(14.1)
Total sales revenue	9,896	12,392	(20.1)	21,222	23,702	(10.5)

Total TSS revenue	$70,849	$81,277	(12.8)%	$145,405	$168,329	(13.6)%

Worldwide TSS revenue decreased from the prior-year period primarily due to lower rental and sales volumes in the U.S. resulting from the economic downturn and capital constraints on acute care facilities combined with unfavorable foreign currency exchange rate movements.  Foreign currency exchange rate movements unfavorably impacted worldwide TSS revenue by 5.6% and 5.8% for the second quarter and first six months of 2009, respectively, compared to the same periods one year ago.  North America TSS revenue decreased from the prior-year period due to lower hospital census and customer capital constraints.  EMEA/APAC TSS revenue decreased from the same period a year ago due primarily to unfavorable foreign currency exchange rate movements, which impacted total EMEA/APAC TSS revenue by 12.6% and 13.1% for the second quarter and first six months of 2009, respectively, as compared to the prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total V.A.C. and TSS revenue comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
Rental expenses	$168,120	$183,165	(8.2)%		$335,709	$356,277	(5.8)%
As a percent of total V.A.C. and TSS revenue	40.0%	42.2%	(220	bps)	40.7%	41.7%	(100	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses as a percent of total V.A.C. and TSS revenue during the second quarter and first six months of 2009 decreased from the prior-year periods due primarily to service center rationalization efforts.  These rationalization efforts have resulted in the consolidation of over 20 service centers as of June 30, 2009 compared to prior-year levels.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the periods indicated) comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
V.A.C. and TSS:
Cost of sales	$37,619	$38,505	(2.3)%		$76,155	$74,261	2.6%
Sales margin	70.7%	70.6%	10	bps	69.5%	70.7%	(120	) bps

Regenerative Medicine:
Cost of sales	$21,818	$11,417	91.1%	%	$41,650	$11,417	264.8%
Sales margin	69.3%	58.6%	1,070	bps	69.7%	58.6%	1,110	bps

Total:
Cost of sales	$59,437	$49,922	19.1%		$117,805	$85,678	37.5%
Sales margin	70.2%	68.6%	160	bps	69.6%	69.5%	10	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  Higher sales margins associated with the Regenerative Medicine business segment for the first six months of 2009 were partially offset by lower sales margins for V.A.C. and TSS due to unfavorable changes in our product mix as compared to the prior-year periods. During the second quarter of 2009, margins for V.A.C. and TSS were comparable to the prior-year period while Regenerative Medicine margins improved, due primarily to purchase accounting adjustments recorded in the second quarter of 2008.  LifeCell’s cost of sales for the second quarter and first six months of 2008 includes $3.2 million of LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 11.5% for the prior-year periods.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Gross profit margin	53.7%	49.6%	410 bps	52.8%	49.9%	290 bps

Higher gross margins associated with the Regenerative Medicine business segment and increased service productivity comprised the majority of the increase in gross profit margin in the second quarter and first six months of 2009 compared to the prior-year periods.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
Selling, general and administrative expenses	$118,958	$102,885	15.6%		$239,207	$200,394	19.4%
As a percent of total revenue	24.2%	22.3%	190	bps	24.9%	22.7%	220	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  Severance associated with the Company’s workforce restructuring and other pre-tax charges accounted for approximately $9.4 million of the increase for the six months ended June 30, 2009 compared to the prior-year period.  Other selling, general and administrative expenses included selling costs associated with the LifeCell Regenerative Medicine business unit since its May 2008 acquisition, increased legal fees, higher provisions for uncollectible accounts receivable and costs associated with our service center rationalization efforts.  Selling, general and administrative expenses related to our Regenerative Medicine business for the three months ended June 30, 2009 and 2008 totaled $20.0 million and $8.0 million, respectively, and were $38.1 million and $8.0 million for the first six months of 2009 and 2008, respectively.

Share-Based Compensation Expense

Share-based compensation expense was recognized in the condensed consolidated statements of operations for the three months and six months ended June 30, 2009 and 2008, respectively, as follows (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental expenses	$745	$867	$2,102	$2,336
Cost of sales	144	(80)	481	68
Selling, general and administrative expenses	4,706	4,276	11,371	10,225

Pre-tax share-based compensation expense	5,595	5,063	13,954	12,629
Less: Income tax benefit	(2,076)	(1,699)	(4,633)	(4,023)

Total share-based compensation expense, net of tax	$3,519	$3,364	$9,321	$8,606

Diluted net earnings per share impact	$0.05	$0.05	$0.13	$0.12

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009	2008	Change		2009	2008	Change
Research and development expenses	$21,265	$16,680	27.5%		$43,402	$31,395	38.2%
As a percent of total revenue	4.3%	3.6%	70	bps	4.5%	3.6%	90	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.  Research and development expenses related to our Regenerative Medicine business for the three months ended June 30, 2009 and 2008 totaled $5.8 million and $2.7 million, respectively, and were $11.4 million and $2.7 million for the first six months of 2009 and 2008, respectively.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable intangible assets during the second quarter of 2008.  During the second quarter and first six months of 2009, we recorded approximately $10.2 million and $20.3 million, respectively, of amortization expense associated with these acquired identifiable intangible assets.  During the second quarter and first six months of 2008, we recorded approximately $4.7 million of amortization expense associated with these acquired identifiable intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the second quarter of 2009 to the second quarter of 2008 and the first six months of 2009 to the first six months of 2008:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Operating margin	23.1%	9.4%	1,370 bps	21.3%	16.1%	520 bps

The increase in the operating margin is due to higher gross profit combined with operating efficiencies, process improvements, Regenerative Medicine’s contributed operating profit and the write-off of in-process research and development associated with our LifeCell acquisition of $61.6 million in May 2008.

Interest Expense

Interest expense was $26.2 million in the second quarter and $54.7 million for the first six months of 2009 compared to $18.0 million and $19.1 million, respectively, in the same periods of the prior year.  The increase in interest expense is due to our debt financing that was only outstanding for a portion of the prior-year periods.  At June 30, 2009, we had $850.0 million outstanding under our term loan facility.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  As a result of the adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” we recorded $4.9 million in the second quarter and $9.7 million for the first six months of 2009 of additional non-cash interest expense related to amortization of the discount on our convertible senior notes.  The adoption of FSP APB 14-1 also resulted in additional non-cash interest expense for the three months and six months ended June 30, 2008 of approximately $3.4 million.   Additionally, interest expense for the first six months of 2009 includes write-offs of $1.6 million for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility totaling $52.7 million.

Foreign Currency Gain (Loss)

Foreign currency exchange rate movements unfavorably impacted pre-tax income by $7.6 million for the first six months of 2009 compared to the same period in the prior year.  We recognized a foreign currency exchange loss of $1.9 million in the second quarter and $7.1 million for the first six months of 2009 compared to a loss of $1.9 million and a gain of $0.5 million, respectively, in the same periods of the prior year.  The 2009 loss resulted from significant fluctuations in exchange rates during the first half of 2009.  In response, we have expanded our foreign currency hedging program, reduced exposures and converted a larger portion of cash balances to U.S. dollars.

Net Earnings (Loss)

For the second quarter of 2009, we reported net earnings of $58.1 million compared to a net loss of $4.8 million in the prior-year period.  For the first six months of 2009, net earnings were $97.8 million, an increase of 54.9%, compared to $63.1 million in the prior-year period. Net earnings for the second quarter and first six months of 2008 were negatively impacted by the write-off of in-process research and development of $61.6 million associated with our LifeCell acquisition.  Additionally, for the first six months of 2009, expenses associated with KCI’s restructuring reduced net earnings by $6.3 million and foreign currency exchange rate movements unfavorably impacted pre-tax income by $7.6 million compared to the same period one year ago.

Net Earnings (Loss) per Diluted Share

Net earnings per diluted share for the second quarter of 2009 were $0.82, as compared to net loss per diluted share of $0.07 in the prior-year period.  For the first six months of 2009, net earnings per diluted share were $1.39 compared to net earnings per diluted share of $0.88 in the prior-year period.  Net earnings (loss) per diluted share for the second quarter and first six months of 2008 were negatively impacted by $0.85 per share as a result of the write-off of in-process research and development associated with our LifeCell acquisition.  Additionally, for the first six months of 2009, expenses associated with KCI’s restructuring reduced net earnings by $6.3 million, or $0.09 per diluted share.

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

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first six months of 2009 and 2008, our primary sources of capital were cash from operating activities.  The following table summarizes the net cash provided and used by operating, investing and financing activities for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six months ended
	June 30,
	2009	2008

Net cash provided by operating activities	$160,646	$128,519
Net cash used by investing activities	(48,591)	(1,807,506)
Net cash provided (used) by financing activities	(125,243)	1,516,666
Effect of exchange rates changes on cash and cash equivalents	695	(1,074)

Net decrease in cash and cash equivalents	$(12,493)	$(163,395)

At June 30, 2009, our principal sources of liquidity consisted of approximately $235.3 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During the first six months of 2009, we made scheduled and voluntary senior credit facility net repayments totaling $129.0 million from cash-on-hand.

Working Capital

At June 30, 2009, we had current assets of $817.8 million, including $406.9 million in net accounts receivable and $111.2 million in inventory, and current liabilities of $374.1 million resulting in a working capital surplus of $443.7 million compared to a surplus of $405.2 million at December 31, 2008.

As of June 30, 2009, we had $406.9 million of receivables outstanding, net of realization reserves of $110.4 million.  North America receivables, net of realization reserves, were outstanding for an average of 68 days at June 30, 2009, down from 71 days at December 31, 2008.  EMEA/APAC net receivable days increased from 84 days at December 31, 2008 to 89 days at June 30, 2009.

Capital Expenditures

During the first six months of 2009 and 2008, we made net capital expenditures of $35.1 million and $61.6 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.  Net capital expenditures were higher in 2008 as a result of the global deployment of our newly-introduced InfoV.A.C. and ActiV.A.C. units.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of June 30, 2009 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$288,615	(1)
Term loan facility	May 2013	4.492	% (2)	850,000	-

Total				$850,000	$288,615

(1) At June 30, 2009, the amount available under the revolving portion of our credit facility reflected a reduction of $11.4 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our average nominal interest rate as of June 30, 2009 was 3.947%.

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

We may choose base rate or Eurocurrency pricing and may elect interest periods of 1, 2, 3 or 6 months for the Eurocurrency borrowings.  We have generally elected to use Eurocurrency pricing with a duration of 3 months.  Interest on base rate borrowings is payable quarterly in arrears.  Interest on Eurocurrency borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months.  Interest on all past due amounts will accrue at 2.00% over the applicable rate.

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, capital expenditures, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices. For further information on our covenants and obligations under the senior credit agreement, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of June 30, 2009, we were in compliance with all covenants under the senior credit agreement.

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

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  Upon adoption of FSP APB 14-1, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  FSP APB 14-1 was effective for periods subsequent to December 15, 2008 and was applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months and six months ended June 30, 2009, we recorded $5.6 million and $11.2 million, respectively, of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of FSP APB 14-1 resulted in approximately $4.9 million and $9.7 million of additional non-cash interest expense for the three months and six months ended June 30, 2009, respectively.  The adoption of FSP APB 14-1 also resulted in additional non-cash interest expense for the three months and six months ended June 30, 2008 of approximately $3.4 million, resulting in a reduction of net earnings of $2.1 million, or $0.03 per diluted share.

Interest Rate Protection

At June 30, 2009, we had fifteen interest rate swap agreements pursuant to which we have fixed the rate on $614.5 million notional amount of our outstanding variable rate debt at an average interest rate of 2.602%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of June 30, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $11.0 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.3 million and $4.5 million lower for the three months and six months ended June 30, 2009, respectively.  As of June 30, 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.2 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $6,000 lower for the three months and six months ended June 30, 2008.

In July 2009, we entered into two additional interest rate swap agreements to convert an additional $100.0 million of our variable-rate debt to a fixed rate basis.  The first interest rate swap agreement in the amount of $50 million is effective beginning on September 30, 2009 and expires on September 30, 2010 with a fixed interest rate of 1.055%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The second interest rate swap agreement in the amount of $50 million is effective beginning on December 31, 2009 and expires on December 31, 2010 with a fixed interest rate of 1.290%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These have been designated as cash flow hedge instruments under SFAS 133.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of June 30, 2009, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$47,222	$141,667	$212,500	$283,333	$165,278	$690,000	$1,540,000

OTHER MATTERS

A Medicare competitive bidding program that was initiated in 2007, and set to impact our V.A.C. Therapy homecare business in eight U.S. metropolitan areas, was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the exemption of negative pressure wound therapy, or NPWT, from the first round of competitive bidding, termination of all durable medical equipment supplier contracts previously awarded by Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding, delay of the implementation of the first and second rounds of competitive bidding until January 2010 and January 2011, respectively, and an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare placements in the home, effective January 2009.  The law effectively delays competitive bidding for NPWT until January 2011.  CMS recently announced, following a meeting of the DMEPOS Competitive Bidding Oversight Committee, that the tentative schedule would delay final implementation of the first round of competitive bidding until January 2011.  CMS has not yet provided tentative implementation dates for the second round of competitive bidding.  This recent announcement regarding potential delays in the competitive bidding program is subject to change.  The 9.5% price reduction has resulted in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% nationwide Medicare reimbursement reduction will negatively impact our total consolidated revenue by approximately 1.0% in 2009, compared to 2008 reimbursement levels.

We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, France, the Netherlands, Switzerland, Canada, South Africa, Australia, Taiwan and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy systems and related disposables in these markets.  In Germany, we plan to initiate two clinical studies during 2009 providing for V.A.C. Therapy systems and related disposables in order to support our reimbursement efforts there.  The studies will cover patients that transition out of the hospital to the home for post-acute treatment.  If these trials are successful, we believe it will increase the likelihood of obtaining German homecare reimbursement in the future.

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

In June 2009, the Agency for Healthcare Research and Quality (“AHRQ”) issued a report on its NPWT technology assessment, which was required under the MIPPA.  AHRQ conducted the study through its subcontractor the ECRI institute.  While affirming in its report that KCI is the only NPWT provider with any clinical evidence involving a comparator, AHRQ concluded that it was unable to identify therapeutic distinctions between different NPWT systems because of a lack of published studies comparing one NPWT system to another. Following its own defined research protocol, the AHRQ report included 38 NPWT clinical studies, all of which were studies comparing KCI's V.A.C. Therapy System to control groups treated with advanced wound care therapies.  None of the control groups utilized any other NPWT system or product.  Case studies on other NPWT products were included in the report to answer a question about occurrences of complications.  Notably, the AHRQ’s recent report did not conclude that the NPWT systems they evaluated were similar in function or efficacy.  KCI has stated its belief that grouping together KCI’s clinically proven V.A.C. Therapy System with unproven products in a single reimbursement category disregards or compromises the standards of evidence-based medicine.  Any decisions based on the AHRQ study which do not differentiate the reimbursement of products based on efficacy are likely to sacrifice quality and ultimately lead to higher healthcare costs.  While we have taken issue with a number of other aspects of the AHRQ report, it is possible that CMS may use the report as a basis for future coding and reimbursement decisions relating to NPWT, which may be unfavorable to KCI.

In June 2009, based on the findings of the AHRQ report, CMS released it preliminary decision not to change the current Health Care Procedural Coding System (HCPCS) coding for NPWT pumps, dressings, or canisters. On July 9, 2009, CMS held a public hearing to allow public comment on its preliminary HCPCS coding decision for NPWT pumps, dressings, and canisters. KCI testified in opposition to the preliminary coding decision on the grounds that no other product in the current HCPCS code has published clinical evidence of efficacy.  CMS will make a final decision on this matter in October 2009 with any changes to current HCPCS coding becoming effective on January 1, 2010.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from an inspection of LifeCell’s manufacturing facility which led to observations by the FDA identifying certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the observations describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in its initial response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how LifeCell plans to prevent GMP violations from occurring in the future, and that LifeCell supply documentation of corrective actions taken.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  In June 2009, LifeCell received an initial written response from the FDA requesting additional clarification of LifeCell’s corrective action plans and quality system features.  LifeCell plans to respond in writing promptly and we expect the FDA to conduct a follow-up inspection on these matters during the second half of 2009 or early 2010.  While the warning letter did not cite any of the GTP observations relating to AlloDerm, the FDA has requested that LifeCell provide an update on corrective actions taken with respect to these observations.  While we believe that the issues raised by the warning letter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on the LifeCell Regenerative Medicine business.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at June 30, 2009 would impact pre-tax earnings by an estimated $2.6 million.

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

On January 1, 2009, we adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 specifies that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of FSP APB 14-1 is disclosed in this report. (See Note 4 to the Condensed Consolidated Financial Statements.)

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

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 was effective for KCI beginning June 30, 2009, and the adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our results of operations or our financial position.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 was effective for KCI beginning June 30, 2009, and the adoption of SFAS 165 did not have a material impact on our results of operations or our financial position.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

At June 30, 2009, we had fifteen interest rate swap agreements pursuant to which we have fixed the rate on an aggregate $614.5 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.602%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

The following chart summarizes interest rate hedge transactions effective as of June 30, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	June 30, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$73,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$36,750	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$36,750	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$32,200	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$24,150	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$24,150	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$34,800	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$26,100	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$26,100	3.030%	Outstanding
Hypothetical	06/30/09-06/30/10	$60,000	$60,000	1.260%	Outstanding
Hypothetical	06/30/09-06/30/10	$40,000	$40,000	1.260%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$40,000	1.110%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$40,000	2.520%	Outstanding

The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of June 30, 2009.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of June 30, 2009
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$534,750	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$47,222	$141,667	$212,500	$283,333	$165,278	$850,000	$841,500
Weighted average interest rate(2)	3.947%	3.947%	3.947%	3.947%	3.947%	3.947%

Interest rate swaps(3)
Variable to fixed-notional amount	$152,500	$392,500	$69,500	$—	$—	$614,500	$(11,043)
Average pay rate	2.476%	2.486%	3.735%	—	—	2.522%
Average receive rate(4)	0.600%	0.600%	0.600%	—	—	0.600%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rates for future periods were based on the average nominal interest rates as of the specified date.
(3) Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at June 30, 2009.
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

At June 30, 2009, we had outstanding forward currency exchange contracts to sell approximately $99.9 million of various currencies.  Based on our overall transactional currency rate exposure, ordinary movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating earnings of $49.1 million for the six months ended June 30, 2009.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the six months ended June 30, 2009 would change our net earnings for the six months ended June 30, 2009 by approximately $9.3 million.  Our analysis does not consider the impact the fluctuation would have on the value of our forward currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the six months ended June 30, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the six months ended June 30, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

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

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  These cases are being heard in the Federal District Court for the Western District of Texas.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which was heard in June 2009.  A ruling on the preliminary injunction has not yet been issued by the Court.  These cases are currently set for trial in February 2010.

Related to the Smith & Nephew litigation, the U.S. Patent and Trademark Office (USPTO) recently issued office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with this decision include U.S. Patent Nos. 5,636,643 (the ‘643 Patent), 5,645,081 (the ‘081 Patent), and 7,216,651 (the ‘651 Patent), which all relate to KCI’s negative pressure wound therapy technologies. The USPTO has provided public notice of its intent to issue certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent. The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.

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

International Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest intend to pursue.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  A trial was held in July 2009 on this matter and no ruling has been issued. A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009. In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits. The court held that other claims under the patent were invalid.  The Court’s judgment extended the previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal heard arguments from both parties and thereafter ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  KCI intends to seek permission to appeal to the House of Lords.

In March 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  A hearing on the matter was held on March 27, 2009.  At that time, the Court issued an interim injunction preventing Smith & Nephew from selling foam dressing kits for use in NPWT until judgment is issued on the matter.  The Federal Court issued a temporary injunction on June 15, 2009, and a trial on validity and infringement is expected within 12 to 24 months.  Smith & Nephew is appealing the temporary injunction ruling, and a hearing on that matter is set for August 2009.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  A hearing was held in July 2009 on this matter, at which time the Court indicated it expected to rule in August 2009.  Also, in April 2009, KCI's German subsidiary and its affiliates filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Manheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial has been set for October 2009.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction has been set for October 2009 in France.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI is also seeking a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent.

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

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation (“MDL”) were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed.  On June 12, 2009, the remaining five State Court cases were dismissed.  All 11 cases are now on appeal.

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

ITEM 1A.      RISK FACTORS

Except with respect to the risk factors provided below, there have been no material changes from the risk factors disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Any shortfall in our ability to procure unprocessed tissue or manufacture Strattice and Alloderm in sufficient quantities to meet market demand would negatively impact our growth.

Demand for our regenerative tissue products Strattice and Alloderm is significant in the U.S. and we are expanding our manufacturing capabilities to meet this demand.  We believe that demand for Strattice is likely to increase further following our planned expansion in European markets in 2009.  We currently expect the sales of Strattice and Alloderm to be constrained by our ability to manufacture sufficient quantities to meet demand during the remainder of 2009.  The manufacture of both products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey.  We have recently completed validation of a new manufacturing suite in our existing facility that became operational in the first quarter of 2009.  In the event that our expanded capacity is insufficient to meet expanding demand for our products, our revenue growth could be negatively impacted.  Also, any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply our regenerative tissue products, which would impair our LifeCell revenue growth.

All of LifeCell’s manufacturing operations are currently conducted at our New Jersey location.  We take precautions to safeguard the facility, including security, health and safety protocols and off-site backup and storage of electronic data.  Additionally, we maintain property insurance that includes coverage for business interruption.  However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses.  Insurance coverage may not be adequate to fully cover losses in any particular case.  Accordingly, damage to the facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

Our regenerative tissue business is dependent on the availability of sufficient quantities of donated human cadaveric tissue and porcine tissue.  We currently receive human tissue from U.S. tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially and thus our requirements for donor tissue have also increased substantially.  Although we have numerous sources of donated human tissue, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.  If current sources can no longer supply human cadaveric tissue or the requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all.  Additionally, Midwest Research Swine (“MRS”) is our sole supplier of porcine tissue.  MRS is supplied by three separate breeding herd farms that are isolated for biosecurity.  We are currently exploring additional supply alternatives to address our future supply requirements and increase our supply chain security.  Any significant interruption in the availability of porcine tissue or in our ability to process this tissue would likely cause us to slow down the distribution of our porcine-based regenerative medicine products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations.  Additionally, our suppliers of donated human tissue and porcine tissue are subject to extensive regulatory requirements applicable to their operations.  Any failure on their part to comply with these regulations could jeopardize our supply of tissue necessary to meet growing demand for our regenerative medicine products.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on our business.

Healthcare costs have risen significantly over the past decade.  There have been and continue to be proposals by legislators, regulators, and third-party payers to reduce these costs.  Certain legislative proposals, if passed, may impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payers.  These limitations could have a material adverse effect on our financial position and results of operations.

Recently, President Obama and members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform.  In the Obama administration's fiscal year 2010 federal budget proposal, the administration emphasized maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, increasing coverage portability and universality, improving quality of care and maintaining fiscal sustainability.  The Obama administration's fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes.  In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures.  Various healthcare reform proposals have also emerged at the state level.  We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion in the government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

April 1, 2009 to
April 30, 2009	9,112	$21.50	9,112	$ 49,703

May 1, 2009 to
May 31, 2009	100	$24.96	100	$ 49,701

June 1, 2009 to
June 30, 2009	204	$26.11	204	$ 49,695

Total	9,416	$21.64	9,416	$ 49,695

(1) During the second quarter of 2009, KCI purchased and retired 9,416 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.
(2) In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock through the third quarter of 2009. During the three months ended June 30, 2009, KCI repurchased shares for minimum tax withholdings on the vesting of restricted stock. As of June 30, 2009, the remaining authorized amount for share repurchases under this program was $49.7 million.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2009, we held our Annual Meeting of Shareholders.  At the meeting, our shareholders elected the following individuals to serve as our directors for a term of three years:

Class A Director:	For	Withheld

Carl F. Kohrt, M.D.	64,208,502	686,498

Class B Directors:	For	Withheld

C. Thomas Smith	64,204,667	690,333
Donald E. Steen	64,112,445	782,555
Craig R. Callen	64,262,902	632,098

Our shareholders also approved and authorized certain issuances of shares of common stock upon conversion of our 3.25% Convertible Senior Notes.  With respect to this matter, 60,156,479 shares were voted in favor of the plan, 286,640 shares were voted against, and 22,480 shares abstained.

Our shareholders further approved and authorized the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009.  With respect to this matter, 64,425,059 shares were voted in favor of ratification, 437,311 shares were voted against, and 32,630 shares abstained.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: August 5, 2009	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 5, 2009	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.
32.1
Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2009.