Form 10-Q
period 2009-09-30
KINETIC CONCEPTS INC
filed 2009-11-05
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Common Stock:  71,225,194 shares as of October 30, 2009

KINETIC CONCEPTS, INC.

TRADEMARKS

The following trademarks are proprietary to KCI Licensing, Inc. and/or LifeCell Corporation, their affiliates and/or licensors and may be used in this report:  ABThera, ActiV.A.C., AirMaxxis, AlloDerm, AlloDerm GBR, AlloDura, AtmosAir, AtmosAir with SAT, BariAir, BariKare, BariMaxx, BioDyne, Changing the Standard of Healing, Conexa, Cymetra, DeltaTherm, Dri-Flo, DynaPulse, Extremity Pump, EZ Lift, FirstStep Advantage, First Step, First Step All in One, FirstStep Plus, FirstStep Select, FluidAir, FluidAir Elite, GranuFoam, InfoV.A.C., InterCell, Innova Basic, Innova Extra, Innova Premium, InstaFlate, Instillation Therapy, KCI, KCI Express, KCI The Clinical Advantage, KCI USA, Kinetic Concepts, Kinetic Therapy, KinAir, KinAir MedSurg, KinAir MedSurg Pulse, KinAirX, LifeCell, LifeTent, MaxxAir ETS, Maxxis, Micronized AlloDerm, ParaDyne, PediDyne, PlexiPulse, Prevena, ReliefZone, Repliform, RIK, RotoProne, RotoRest, RotoRest Delta, Seal Check, SensaT.R.A.C., Strattice, T.R.A.C., TheraKair, TheraKair Visio, TheraPulse, TheraPulse ATP,  TheraRest, TheraRest SMS, TheraTex, TriaDyne, TriaDyne Proventa, TriCell, V.A.C., V.A.C. ATS, V.A.C. Freedom, V.A.C. GranuFoam Silver, V.A.C. Instill, V.A.C. Ready Care, V.A.C. Simplace, V.A.C. WhiteFoam, V.A.C. WRN, Vacuum Assisted Closure, WoundMD.  All other trademarks appearing in this report are the property of their holders.  The absence of a trademark or service mark or logo from this list does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. and/or LifeCell Corporation.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$270,054	$247,767
Accounts receivable, net	410,738	406,007
Inventories, net	111,615	109,097
Deferred income taxes	23,921	19,972
Prepaid expenses and other	36,684	34,793

Total current assets	853,012	817,636

Net property, plant and equipment	290,272	303,799
Debt issuance costs, less accumulated amortization of $19,391 at 2009 and $7,896 at 2008	38,800	50,295
Deferred income taxes	10,924	8,635
Goodwill	1,328,881	1,337,810
Identifiable intangible assets, net	458,586	472,547
Other non-current assets	13,140	12,730

	$2,993,615	$3,003,452

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$72,349	$53,765
Accrued expenses and other	214,687	258,666
Current installments of long-term debt	114,286	100,000
Income taxes payable	616	-

Total current liabilities	401,938	412,431

Long-term debt, net of current installments	1,236,802	1,415,443
Non-current tax liabilities	30,268	26,205
Deferred income taxes	224,319	239,621
Other non-current liabilities	5,390	6,382

Total liabilities	1,898,717	2,100,082

Shareholders' equity:
Common stock; authorized 225,000 at 2009 and 2008, issued and outstanding 71,088 at 2009 and 70,524 at 2008	71	71
Preferred stock; authorized 50,000 at 2009 and 2008; issued and outstanding 0 at 2009 and 2008	-	-
Additional paid-in capital	793,093	765,645
Retained earnings	291,019	128,648
Accumulated other comprehensive income, net	10,715	9,006

Shareholders' equity	1,094,898	903,370

	$2,993,615	$3,003,452

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Rental	$298,577	$305,205	$872,955	$906,393
Sales	205,820	198,094	592,872	479,046

Total revenue	504,397	503,299	1,465,827	1,385,439

Rental expenses	169,555	182,392	505,264	538,669
Cost of sales	59,940	66,542	177,745	152,220

Gross profit	274,902	254,365	782,818	694,550

Selling, general and administrative expenses	125,838	109,420	365,045	309,814
Research and development expenses	24,669	21,884	68,071	53,279
Acquired intangible asset amortization	10,160	10,189	30,476	14,843
In-process research and development	-	-	-	61,571

Operating earnings	114,235	112,872	319,226	255,043

Interest income and other	158	835	646	4,997
Interest expense	(25,728)	(29,943)	(80,449)	(49,062)
Foreign currency gain (loss)	3,183	(3,253)	(3,896)	(2,740)

Earnings before income taxes	91,848	80,511	235,527	208,238

Income taxes	27,279	26,600	73,156	91,185

Net earnings	$64,569	$53,911	$162,371	$117,053

Net earnings per share:

Basic	$0.92	$0.75	$2.32	$1.63

Diluted	$0.91	$0.75	$2.31	$1.62

Weighted average shares outstanding:

Basic	70,150	71,831	70,035	71,756

Diluted	70,666	72,130	70,425	72,110

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$162,371	$117,053
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	114,672	86,649
Provision for bad debt	7,602	5,986
Amortization of deferred gain on sale of headquarters facility	(803)	(803)
Amortization of convertible debt discount	14,645	8,081
Write-off of deferred debt issuance costs	2,348	860
Share-based compensation expense	22,977	19,678
Excess tax benefit from share-based payment arrangements	(515)	(258)
Write-off of in-process research and development	-	61,571
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(14,419)	(19,879)
Increase in inventories, net	(2,725)	(8,297)
Increase in prepaid expenses and other	(1,505)	(9,712)
Increase (decrease) in deferred income taxes, net	(5,212)	68,105
Increase (decrease) in accounts payable	18,484	(8,230)
Decrease in accrued expenses and other	(46,415)	(49,603)
Increase in tax liabilities, net	978	554
Net cash provided by operating activities	272,483	271,755

Cash flows from investing activities:
Additions to property, plant and equipment	(66,019)	(83,748)
Decrease (increase) in inventory to be converted into equipment for short-term rental	1,969	(12,100)
Dispositions of property, plant and equipment	4,298	4,638
Business acquired in purchase transaction, net of cash acquired	(173)	(1,745,522)
Increase in identifiable intangible assets and other non-current assets	(18,206)	(3,753)
Net cash used by investing activities	(78,131)	(1,840,485)

Cash flows from financing activities:
Proceeds from revolving credit facility	20,000	75,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(198,990)	(25,193)
Excess tax benefit from share-based payment arrangements	515	258
Proceeds from exercise of stock options	784	2,431
Purchase of immature shares for minimum tax withholdings	(242)	(886)
Proceeds from the purchase of stock in ESPP and other	3,336	2,346
Acquisition financing:
Proceeds from senior credit facility	-	1,000,000
Proceeds from convertible senior notes	-	690,000
Repayment of long-term debt	-	(68,000)
Proceeds from convertible debt warrants	-	102,458
Purchase of convertible debt hedge	-	(151,110)
Payments of debt issuance costs	-	(60,704)
Net cash provided (used) by financing activities	(174,597)	1,566,600
Effect of exchange rate changes on cash and cash equivalents	2,532	(18,627)
Net increase (decrease) in cash and cash equivalents	22,287	(20,757)
Cash and cash equivalents, beginning of period	247,767	265,993
Cash and cash equivalents, end of period	$270,054	$245,236

Cash paid during the nine months for:
Interest, including cash paid for interest rate swap agreements	$48,577	$25,602
Income taxes, net of refunds	$68,168	$39,288

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries (“KCI”).  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with U.S. generally accepted accounting principles.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the current period presentation.

During the first quarter of 2009, we redefined our operating segments to correspond with our current management structure.  We have three reportable operating segments: (i) V.A.C. Therapy, (ii) Regenerative Medicine and (iii) Therapeutic Support Systems (“TSS”).  The geographic reporting structure continues to consist of (i) North America, which is comprised of the U.S., Canada and Puerto Rico; and (ii) EMEA/APAC, which is comprised principally of Europe, the Middle East, Africa and the Asia Pacific region.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rates for the third quarter and the first nine months of 2009 were 29.7% and 31.1%, respectively, compared to 33.0% and 43.8% for the corresponding periods in 2008.  The high effective income tax rate for the first nine months of 2008 resulted from the impact of non-deductible costs associated with our LifeCell acquisition.  The decrease in the effective income tax rate for the third quarter and first nine months of 2009 was due primarily to the favorable resolution of certain tax contingencies during the quarter.

(c)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at September 30, 2009 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. (See Notes 5 and 6.)

(d)     Foreign Exchange Protection Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows.  We enter into forward currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our condensed consolidated statements of earnings.  (See Notes 5 and 6.)

(e)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the Note Hedge described in Notes 4 and 5.  As of September 30, 2009, Bank of America and JP Morgan Chase collectively held equity hedges related to our Note Hedge as described in Note 4 in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $65.7 million and $8.6 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $6.8 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(f)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(g)     Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all previously-existing non-grandfathered non-SEC accounting and reporting standards.   The Codification reorganizes all GAAP into approximately 90 accounting topics and displays them using a consistent structure, and includes relevant SEC guidance organized using the same topical structure in separate sections. This statement was effective for KCI beginning September 30, 2009. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have an impact on our results of operations, financial condition or cash flows.

On June 30, 2009, KCI adopted changes issued by the FASB related to disclosures about fair value of financial instruments.  These changes require an entity to provide disclosures about fair value of financial instruments in its summarized financial information for interim reporting periods.  Under the changes, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value. The adoption of the changes did not have a significant impact on our results of operations or our financial position.

On June 30, 2009, KCI adopted changes issued by the FASB related to subsequent events.  These changes established standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The changes require an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of these changes is disclosed in this report. (See Note 4.)

On January 1, 2009, KCI adopted changes issued by the FASB revising the accounting for business combinations.  The revisions establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  These revisions also provide guidance for recognizing and measuring any goodwill acquired in the business combination and specify what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact that the adoption of the revisions will have on our consolidated financial statements is dependent on the nature, terms and size of any prospective business combinations.

On January 1, 2009, KCI adopted changes issued by the FASB which enhance the required disclosures regarding derivatives and hedging activities.  The adoption of the changes did not have a material impact on our results of operations or our financial position.  (See Note 5.)

On January 1, 2009, KCI adopted changes issued by the FASB related to the determination of the useful life of intangible assets.  These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The changes are intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the Emerging Issues Task Force (“EITF”) and ratified by the FASB related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  The determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock is taken into consideration in evaluating the applicability of other provisions within the Codification related to accounting for derivative instruments and hedging activities.  The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the FASB related to determining whether instruments granted in share-based payment transactions are participating securities. The changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the changes did not have a material impact on our results of operations.

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

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill.  Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of a transaction cost analysis resulting in the identification of additional tax deductions and severance costs associated with the transaction, net of the related tax effects.

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

The results of LifeCell’s operations since the acquisition date have been included in our condensed consolidated financial statements.  The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the period presented (dollars in thousands, except per share data):

Nine months ended
September 30, 2008

Pro forma revenue	$1,470,433

Pro forma net earnings	$162,230

Pro forma net earnings per share:
Basic	$2.26

Diluted	$2.25

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

NOTE 3.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$124,396	$122,373
Medicare / Medicaid	56,671	58,662
Managed care, insurance and other	184,995	184,172

North America - trade accounts receivable	366,062	365,207

EMEA/APAC - trade accounts receivable	112,057	98,500

LifeCell – trade accounts receivable	32,347	33,521

Total trade accounts receivable	510,466	497,228

Less: Allowance for revenue adjustments	(101,435)	(94,516)

Gross trade accounts receivable	409,031	402,712

Less: Allowance for bad debt	(8,981)	(9,469)

Net trade accounts receivable	400,050	393,243

Other receivables	10,688	12,764

	$410,738	$406,007

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Finished goods and tissue available for distribution	$70,531	$68,837
Goods and tissue in-process	13,046	9,892
Raw materials, supplies, parts and unprocessed tissue	61,455	64,242

	145,032	142,971

Less: Amounts expected to be converted into equipment for
short-term rental	(25,031)	(27,000)
Reserve for excess and obsolete inventory	(8,386)	(6,874)

	$111,615	$109,097

(c)     Identifiable intangible assets, net

Identifiable intangible assets include the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Developed technology	$238,391	$238,391
Customer relationships	192,204	192,204
Tradenames and patents	95,879	78,725

Identifiable intangible assets	526,474	509,320

Accumulated amortization	(67,888)	(36,773)

	$458,586	$472,547

During the first nine months of 2009, we recorded approximately $30.5 million of amortization expense associated with the purchased identifiable intangible assets.  The amortization of identifiable product-related intangible assets associated with our LifeCell acquisition is included in “acquired intangible asset amortization” expense and, as a result, is excluded from cost of sales and the determination of product margins.

NOTE 4.     Long-Term Debt and Derivative Financial Instruments

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Senior Credit Facility – due 2013	$800,000	$950,000
Senior Revolving Credit Facility – due 2013	-	29,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(138,912)	(153,557)

	1,351,088	1,515,443
Less: current installments	(114,286)	(100,000)

	$1,236,802	$1,415,443

Senior Credit Facility

On May 19, 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At September 30, 2009, $800.0 million was outstanding under the term loan facility and we had no revolving loans outstanding.  We had outstanding letters of credit in the aggregate amount of $11.4 million.  The resulting availability under the revolving credit facility was $288.6 million at September 30, 2009.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of September 30, 2009, our average nominal interest rate on borrowings under the senior credit facility was 3.039%.

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

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of September 30, 2009, we were in compliance with all covenants under the senior credit agreement.

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

Principal Amount. At September 30, 2009, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest accrued from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year.

Covenants. For further information on our long-term debt covenants, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of September 30, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

Recently adopted accounting principle. On January 1, 2009, KCI adopted accounting standards issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Upon adoption of these changes, we allocated the proceeds received from the issuance of the Convertible Notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the Convertible Notes using the effective interest rate method.  The accounting changes were effective for periods subsequent to December 15, 2008 and were applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months and nine months ended September 30, 2009, we recorded $5.6 million and $16.8 million, respectively, of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of the accounting changes resulted in approximately $5.0 million and $14.6 million of additional non-cash interest expense for the three months and nine months ended September 30, 2009, respectively.  The adoption of the accounting changes also resulted in additional non-cash interest expense for the three months and nine months ended September 30, 2008 of approximately $4.6 million and $8.1 million, respectively, resulting in a reduction of net earnings of $2.8 million and $5.0 million, or $0.03 and $0.07 per diluted share, respectively.

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

Events of Default. The Indenture contains events of default including, but not limited to, failure to pay the principal amount of any note when due or upon required repurchase, failure to convert the notes into cash or shares of common stock, as applicable and as required upon the occurrence of triggering events as detailed above, failure to pay any interest amounts on any note when due if such failure continues for 30 days, failure to provide timely notice of a fundamental change, failure to comply with certain obligations upon certain consolidation, merger, or sale of assets transactions, failure to pay any indebtedness for money borrowed by us or any of our subsidiaries in excess of a specified amount, (except in certain instances) if the guarantee of the Convertible Notes by the Subsidiary Guarantor is held to be unenforceable, failure to comply with other terms and covenants contained in the notes after a specified notice period and certain events of bankruptcy, insolvency or reorganization of us or any of our significant subsidiaries.

Note Hedge and Warrants

Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  The net cost of the Note Hedge and Warrants was $48.7 million.

The Note Hedge consists of 690,000 purchased call options, representing the number of $1,000 face value Convertible Notes and approximately 13.4 million shares of KCI common stock based on the initial conversion ratio of 19.4764 shares.  The strike price is $51.34, which corresponds to the initial conversion price of the Convertible Notes and is similarly subject to customary adjustments.  The Note Hedge expires on April 15, 2015, the maturity date of the Convertible Notes.  Upon exercise of the Note Hedge, KCI would receive from its counterparties, a number of shares generally based on the amount by which the market value per share of our common stock exceeds the strike price of the convertible note hedge as measured during the relevant valuation period under the terms of the Note Hedge.  The Note Hedge is recorded in equity as a component of additional paid-in capital.  The Note Hedge is anti-dilutive and therefore will have no impact on net earnings per share, or EPS.

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

NOTE 5.     Derivative Financial Instruments

Interest Rate Protection

All derivative instruments are recorded on the balance sheet at fair value.  We designated our interest rate swap agreements as cash flow hedge instruments.  The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate.  We do not use financial instruments for speculative or trading purposes.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method.  Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax effects, until the hedged item is recognized into earnings.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.

The following chart summarizes interest rate hedge transactions effective as of September 30, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	September 30, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$ 67,000	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 33,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$ 33,500	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$ 29,400	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 22,050	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$ 22,050	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$ 32,200	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 24,150	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$ 24,150	3.030%	Outstanding
Hypothetical	09/30/09-09/30/10	$50,000	$ 50,000	1.055%	Outstanding
Hypothetical	06/30/09-06/30/10	$60,000	$ 60,000	1.260%	Outstanding
Hypothetical	06/30/09-06/30/10	$40,000	$ 40,000	1.260%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$ 60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$ 40,000	1.110%	Outstanding
Hypothetical	12/31/08-12/31/09	$60,000	$ 60,000	2.520%	Outstanding
Hypothetical	12/31/08-12/31/09	$40,000	$ 40,000	2.520%	Outstanding

At September 30, 2009, we had sixteen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $638.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.441%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.

In addition to the swaps in effect at September 30, 2009, we have entered into three additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis, which become effective on December 31, 2009.  These agreements have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

Original
		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate

Hypothetical	12/31/09-12/31/10	$ 50,000	1.290%
Hypothetical	12/31/09-12/31/10	$ 50,000	0.955%
Hypothetical	12/31/09-12/31/10	$ 50,000	0.950%

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the interest rate swap agreements currently in effect as of September 30, 2009, approximately 89.1% of our long-term debt outstanding, including the Convertible Notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At September 30, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $10.3 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No asset derivatives were held as of September 30, 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the three months or nine months ended September 30, 2009.  As of September 30, 2009, the amount of hedge gain or loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months is $9.1 million.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $3.1 million and $7.6 million lower for the three months and nine months ended September 30, 2009, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $556,000 and $562,000 lower for the three months and nine months ended September 30, 2008, respectively.

Foreign Currency Exchange Rate Protection

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  The periods of the forward currency exchange contracts correspond to the periods of the exposed transactions, generally not to exceed one year.

The location and fair value amounts of derivative instruments, as defined by the Derivatives and Hedges topic of the Codification, reported as of September 30, 2009 in the balance sheet are as follows (dollars in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other	$385

Total derivatives		$385

	Liability Derivatives
	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$10,341

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses and other	$5,333

Total derivatives		$15,674

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification for the three months and nine months ended September 30, 2009 are as follows (dollars in thousands):

	Effective portion
	Amount of gain	Location of gain (loss)	Amount of gain (loss)
	(loss) recognized	reclassified from	reclassified from
	in OCI on	accumulated OCI	accumulated OCI
	derivative	into income	into income

Three months ended September 30, 2009
Interest rate swap agreements	$(1,588)	Interest expense	$2,044

Nine months ended September 30, 2009
Interest rate swap agreements	$(3,081)	Interest expense	$4,965

The location and net amounts reported in the Statements of Earnings for derivatives not designated as hedging instruments under the Derivatives and Hedges topic of the Codification for the three months and nine months ended September 30, 2009 are as follows (dollars in thousands):

	Location of gain (loss)	Amount of gain (loss)
	recognized in income on	recognized in income
	derivative	on derivative

Three months ended September 30, 2009
Foreign currency exchange contracts	Foreign currency gain (loss)	$(4,938)

Nine months ended September 30, 2009
Foreign currency exchange contracts	Foreign currency gain (loss)	$(10,662)

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

No collateral has been posted by the Company in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, the Company could be required to settle or post the full amount as collateral to its counterparties.

NOTE 6.     Fair Value Measurements

The Codification defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.  The Fair Value Measurements and Disclosure topic of the Codification establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At September 30, 2009, we had sixteen interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $99.6 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  The following table sets forth the aggregate fair value of all derivative instruments with credit-risk-related contingent features as of September 30, 2009 (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	September 30, 2009	Level 1	Level 2	Level 3

Assets:
Foreign currency exchange contracts	$385	$-	$385	$-

Liabilities:
Foreign currency exchange contracts	$5,333	$-	$5,333	$-
Interest rate swap agreements	$10,341	$-	$10,341	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at September 30, 2009.

NOTE 7.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings	$64,569	$53,911	$162,371	$117,053

Weighted average shares outstanding:
Basic	70,150	71,831	70,035	71,756
Dilutive potential common shares from stock
options and restricted stock (1)	516	299	390	354

Diluted	70,666	72,130	70,425	72,110

Basic net earnings per share	$0.92	$0.75	$2.32	$1.63

Diluted net earnings per share	$0.91	$0.75	$2.31	$1.62

(1) Potentially dilutive stock options and restricted stock totaling 5,254 shares and 4,727 shares for the three months ended September 30, 2009 and 2008, respectively, and 5,803 shares and 4,396 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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

NOTE 8.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental expenses	$1,547	$1,259	$3,649	$4,122
Cost of sales	192	245	673	513
Selling, general and administrative expenses	7,284	5,545	18,655	13,273

Pre-tax share-based compensation expense	9,023	7,049	22,977	17,908
Less: Income tax benefit	(3,008)	(2,280)	(7,641)	(5,120)

Total share-based compensation expense, net of tax	$6,015	$4,769	$15,336	$12,788

Diluted net earnings per share impact	$0.09	$0.07	$0.22	$0.18

During the first nine months of 2009 and 2008, KCI granted approximately 1,671,000 and 1,826,000 options, respectively, to purchase shares of common stock under the equity plans.  Included in the 2009 stock option grants were approximately 205,000 performance stock options issued to certain executives.  If certain company performance targets are met, these options will vest over a three-year period, or earlier, and any options not vested by the end of three years will be forfeited.  The weighted-average estimated fair value of stock options granted during the nine-month periods ended September 30, 2009 and 2008 was $11.38 and $19.95 per share, respectively, using the Black-Scholes option pricing model.

A summary of our stock option activity, and related information, for the nine months ended September 30, 2009 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2009	4,366	$43.15
Granted	1,671	$25.07
Exercised	(90)	$8.74
Forfeited/Expired	(392)	$44.89

Options outstanding – September 30, 2009	5,555	$38.14	7.73	$26,383

Exercisable as of September 30, 2009	2,029	$43.16	6.08	$5,031

During each of the first nine months of 2009 and 2008, we issued approximately 442,000 shares of restricted stock and restricted stock units under our equity plans at a weighted average estimated fair value of $25.09 and $45.78, respectively.  The following table summarizes restricted stock activity for the nine months ended September 30, 2009:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2009	771	$45.21
Granted	442	$25.09
Vested and distributed	(47)	$40.80
Forfeited	(71)	$41.82

Unvested shares – September 30, 2009	1,095	$37.49

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 9.     Share Repurchase Program

In October 2008, our Board of Directors authorized a share repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $100.0 million in market value of common stock, which expired September 30, 2009.  Under the 2008 Repurchase Program, 2.1 million shares of common stock were repurchased at an average price of $24.11 per share for an aggregate purchase price of $50.3 million.  These repurchases include $50.0 million of common stock repurchases made in open-market transactions.  The remainder resulted from the purchase and retirement of shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

The purchase price for shares of KCI's stock repurchased under the 2008 Repurchase Program was reflected as a reduction to shareholder's equity.  In accordance with the Equity topic of the Codification, we are required to allocate the purchase price of the repurchased shares as a reduction to common stock, additional paid-in capital and retained earnings.  The share repurchases since the inception of this program are summarized in the table below (in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Earnings	Equity

Repurchase of common stock	2,088	$19,728	$30,615	$50,343

NOTE 10.     Other Comprehensive Income

KCI follows the Comprehensive Income topic of the Codification in accounting for other comprehensive income and its components.  The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net earnings	$64,569	$53,911	$162,371	$117,053
Foreign currency translation adjustment, net of taxes	(679)	(14,681)	(177)	(8,136)
Net derivative loss, net of taxes	(1,588)	(377)	(3,081)	(1,154)
Amount of gain (loss) reclassified from accumulated OCI into income, net of taxes	2,044	361	4,965	365

Total comprehensive income	$64,346	$39,214	$164,078	$108,128

NOTE 11.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the nine months ended September 30, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the nine months ended September 30, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. V.A.C. Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”), are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky Medical, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based device did not infringe these patents.  Medela has filed a petition for certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling.  KCI recently filed its brief opposing Medela’s petition.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  These cases are being heard in the Federal District Court for the Western District of Texas.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in negative pressure wound therapy, or NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which was heard in June 2009.  A ruling on the preliminary injunction has not yet been issued by the Court.  These cases are currently set for trial in February 2010.

Related to the Smith & Nephew litigation, the U.S. Patent and Trademark Office (“USPTO”) recently issued office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with this decision include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s negative pressure wound therapy technologies. The USPTO recently issued certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent. The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.

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

International V.A.C. Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest are pursuing.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  Following a trial in July 2009 on this matter and a previous ruling by the Court of Appeal that the claims of the ‘720 patent were invalid, the trial court also ruled the ‘720 patent invalid.  A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009.  In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits.  The court held that other claims under the patent were invalid.  The Court’s judgment extended the previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal heard arguments from both parties and thereafter ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  KCI was denied permission to appeal by the Court of Appeal and is now seeking permission to appeal from the Supreme Court (formerly House of Lords).

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was recently overturned by an Australian Court of Appeals.  A full trial on validity and infringement of the Wake Forest patent involved in the case is expected in the summer of 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request.  Also, in April 2009, KCI's German subsidiary and its affiliates filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 patent claims was temporarily adjourned and is scheduled to resume in March, 2010 after additional briefing by the parties.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was heard in October 2009 in France and a ruling is expected in November.  A trial on the matter is expected in 2010.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent, and is proceeding to trial in March 2010.

Regenerative Medicine Litigation

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

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover the majority of litigation expenses, settlement costs and damage awards, if any, in the recipient cases.

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

From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information.  In 2005, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.

We also are subject to routine pre-payment and post-payment audits of reimbursement claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by KCI.  While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain the underlying medical records supporting the information included in such certificate.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.  In addition, Medicare or its contractors could place KCI on extended pre-payment review, which could slow our collections process for submitted claims.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations regarding Medicare reimbursement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

In July 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DMAC”) for Region B notified KCI of a post-payment audit of claims paid during the third quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We have disputed these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  We are in discussions with the government regarding the scope of the subpoena and have produced substantial documentation to the OIG in response to their requests in a timely manner.  We intend to cooperate with the OIG’s inquiry.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

In June and July of 2009, the Medicare Region B DMAC conducted a pre-payment review of 25 claims from nine suppliers.  This review resulted in KCI receiving a 100% approval rate.

In April 2009, the Medicare Region A DMAC initiated a pre-payment review and sent documentation request letters to KCI for NPWT claims related to various cycles of treatment.  We received documentation request letters related to 64 claims.  We cooperated with the government’s review and received payment on 100% of our reviewed claims.

As of September 30, 2009, our commitments for the purchase of new product inventory were $34.5 million, including approximately $13.0 million of disposable products from our main disposable supplier, $3.7 million from our provider of low height medical-surgical beds and $2.7 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

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

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
V.A.C.
North America	$270,848	$269,965	$791,837	$781,884
EMEA/APAC	89,732	90,324	247,490	264,613

Subtotal – V.A.C.	360,580	360,289	1,039,327	1,046,497

Regenerative Medicine
North America	71,248	61,233	208,132	88,836
EMEA/APAC	519	-	913	-

Subtotal – Regenerative Medicine	71,767	61,233	209,045	88,836

Therapeutic Support Systems
North America	46,542	55,082	141,817	167,705
EMEA/APAC	25,508	26,695	75,638	82,401

Subtotal – Therapeutic Support Systems	72,050	81,777	217,455	250,106

Total revenue	$504,397	$503,299	$1,465,827	$1,385,439

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating earnings:
V.A.C.	$113,408	$109,955	$318,283	$319,265
Regenerative Medicine	20,817	19,230	62,666	27,983
Therapeutic Support Systems	7,158	13,669	20,250	40,223

Other (1):
Executive	(7,428)	(4,722)	(26,903)	(23,416)
Share-based Compensation	(9,023)	(7,049)	(22,977)	(19,678)
Acquired intangible asset amortization	(10,160)	(10,189)	(30,476)	(14,843)
Purchase transactions (2)	(537)	(8,022)	(1,617)	(74,491)

Total other	(27,148)	(29,982)	(81,973)	(132,428)

Total operating earnings	$114,235	$112,872	$319,226	$255,043

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

A number of factors contributed to the year-to-year reduction in V.A.C. operating earnings for the nine months ended September 30, 2009 including unfavorable foreign currency exchange rate movements, additional legal expenses associated with patent litigation and an increase in bad debt expense associated with an increase in customer bankruptcies.  The reduction in TSS operating earnings was primarily attributable to lower revenue as a result of a weak economic environment and hospital capital constraints.

NOTE 13.     Subsequent Events

In addition to the swaps in effect at September 30, 2009, we have entered into three additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis which become effective on December 31, 2009. (See Note 5.)

Subsequent to September 30, 2009, we borrowed a net of $70.0 million on our senior revolving credit facility for working capital purposes.  On November 3, 2009, we made a voluntary repayment of $25.0 million on our senior credit facility.  As of November 5, 2009, $775.0 million and $70.0 million were outstanding on our senior credit facility and revolving credit facility, respectively.  We expect the balance of our senior revolving credit facility to be repaid in December 2009.  As of November 5, 2009, total long-term debt outstanding was $1.396 billion, with $218.6 million available under our senior revolving credit facility.

Subsequent events have been evaluated through November 5, 2009, the date these condensed consolidated financial statements were issued.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors,” (Part I, Item 1A.), including those previously disseminated in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and each of the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2009 and June 30, 2009.

GENERAL

Kinetic Concepts, Inc. is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products for the wound care, tissue regeneration and therapeutic support systems markets.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our advanced wound care systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our regenerative medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our Therapeutic Support Systems (“TSS”) business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with influenza, acute respiratory distress syndrome (ARDS) and immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the U.S. and abroad.

We have direct operations in the U.S., Canada, Western Europe, Australia, New Zealand, Singapore, Hong Kong and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments which correspond to our primary product lines (i) V.A.C Therapy (“V.A.C.”); (ii) Regenerative Medicine; and (iii) TSS.  We have operations in two primary geographic regions: North America, which is comprised principally of the U.S. and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa, and the Asia Pacific region.

Operations for our North America geographic region accounted for approximately 77.9% and 75.0% of our total revenue for the nine-month periods ended September 30, 2009 and 2008, respectively.  In the U.S. acute care setting, which accounted for approximately half of our North American revenue for the nine months ended September 30, 2009, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, where our revenue comes predominantly from V.A.C. Therapy systems, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  In the EMEA/APAC geographic region, most of our V.A.C. and TSS revenue is generated in the acute care setting on a direct billing basis.

In May 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  LifeCell represents our Regenerative Medicine business unit and develops, processes and markets biological soft tissue repair products made from both human (“allograft”) and animal (“xenograft”) tissue.  These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  The LifeCell acquisition enhances our product platform and provides significant future growth opportunities for our company.

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

A significant majority of our revenue is generated by our V.A.C. Therapy systems and related supplies, which accounted for approximately 70.9% of total revenue for the nine months ended September 30, 2009, compared to 75.5% for the same period in 2008.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  The sale of our regenerative medicine products accounted for approximately 14.3% and 6.4% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively.  Our TSS business accounted for approximately 14.8% and 18.1% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively.

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

RECENT DEVELOPMENTS

In addition to the swaps in effect at September 30, 2009, we have entered into three additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis which become effective on December 31, 2009.  These agreements have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

Original
		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate

Hypothetical	12/31/09-12/31/10	$ 50,000	1.290%
Hypothetical	12/31/09-12/31/10	$ 50,000	0.955%
Hypothetical	12/31/09-12/31/10	$ 50,000	0.950%

Subsequent to September 30, 2009, we borrowed a net of $70.0 million on our senior revolving credit facility for working capital purposes.  On November 3, 2009, we made a voluntary repayment of $25.0 million on our senior credit facility.  As of November 5, 2009, $775.0 million and $70.0 million were outstanding on our senior credit facility and revolving credit facility, respectively.  We expect the balance of our senior revolving credit facility to be repaid in December 2009.  As of November 5, 2009, total long-term debt outstanding was $1.396 billion, with $218.6 million available under our senior revolving credit facility.

In an effort to reduce U.S. healthcare costs, there have been and continue to be proposals by legislators, regulators, and governmental payers to reduce these costs.  Certain legislative proposals, if passed, may impose additional taxes on certain healthcare companies, limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for our products from governmental agencies or third-party payers.  In particular, President Obama and members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system.  The Obama administration's fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes.  In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures.  Various healthcare reform proposals have also emerged at the state level.  We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion in the government’s role in the U.S. healthcare industry is likely and may lower reimbursements for our products, reduce medical procedure volumes and increase taxes certain healthcare companies are required to pay.  While our products have been demonstrated clinically to reduce the overall cost of care due to unique mechanisms of action resulting in shorter treatment periods, these proposed changes could adversely affect our business.

        We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries, which could negatively impact the demand for certain of our products.  Also, the global financial crisis, increasing unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Rising unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

RESULTS OF OPERATIONS

During the first quarter of 2009, we changed our operating segment reporting structure to correspond with our current management structure.  For the third quarter and first nine months of 2009, we are reporting financial results consistent with this new structure.  We have three reportable operating segments which correspond to our primary product lines: (i) V.A.C.; (ii) Regenerative Medicine and (iii) Therapeutic Support Systems.  We have two primary geographic regions: North America, which is comprised of the U.S., Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our product line operating segments.  The results of our Regenerative Medicine operating segment have been included in our condensed consolidated financial statements since the LifeCell acquisition date.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, product line revenue by geographic region, as well as the percentage change in each line item, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
V.A.C. revenue:
North America	$270,848	$269,965	0.3%	$791,837	$781,884	1.3%
EMEA/APAC	89,732	90,324	(0.7)	247,490	264,613	(6.5)

Total – V.A.C.	360,580	360,289	0.1	1,039,327	1,046,497	(0.7)

Regenerative Medicine revenue:
North America	71,248	61,233	16.4	208,132	88,836	134.3
EMEA/APAC	519	-	-	913	-	-

Total – Regenerative Medicine	71,767	61,233	17.2	209,045	88,836	135.3

TSS revenue:
North America	46,542	55,082	(15.5)	141,817	167,705	(15.4)
EMEA/APAC	25,508	26,695	(4.4)	75,638	82,401	(8.2)

Total – TSS	72,050	81,777	(11.9)	217,455	250,106	(13.1)

Total revenue	$504,397	$503,299	0.2%	$1,465,827	$1,385,439	5.8%

For additional discussion on segment and operation information, see Note 12 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$234,662	$239,260	(1.9)%	$692,102	$707,766	(2.2)%
Sales	153,976	147,020	4.7	449,684	330,659	36.0

Total – North America	388,638	386,280	0.6	1,141,786	1,038,425	10.0

EMEA/APAC revenue:
Rental	63,915	65,945	(3.1)	180,853	198,627	(8.9)
Sales	51,844	51,074	1.5	143,188	148,387	(3.5)

Total – EMEA/APAC	115,759	117,019	(1.1)	324,041	347,014	(6.6)

Total rental revenue	298,577	305,205	(2.2)	872,955	906,393	(3.7)
Total sales revenue	205,820	198,094	3.9	592,872	479,046	23.8

Total revenue	$504,397	$503,299	0.2%	$1,465,827	$1,385,439	5.8%

The growth in total revenue over the prior-year periods was due primarily to revenues associated with our acquisition of LifeCell in May 2008 and increased rental and sales volumes for V.A.C. Therapy systems and related disposables.  Foreign currency exchange rate movements negatively impacted total revenue and EMEA/APAC revenue by 1.4% and 5.1%, respectively, in the third quarter of 2009 and 3.3% and 11.3%, respectively, for the first nine months of 2009 compared to the prior-year periods.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Total revenue:
V.A.C. revenue	71.5%	71.6%	(10 bps)	70.9%	75.5%	(460 bps)
Regenerative Medicine revenue	14.2	12.2	200 bps	14.3	6.4	790 bps
TSS revenue	14.3	16.2	(190 bps)	14.8	18.1	(330 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

North America revenue	77.1%	76.8%	30 bps	77.9%	75.0%	290 bps
EMEA/APAC revenue	22.9	23.2	(30 bps)	22.1	25.0	(290 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	59.2%	60.6%	(140 bps)	59.6%	65.4%	(580 bps)
Sales revenue	40.8	39.4	140 bps	40.4	34.6	580 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

V.A.C. Revenue

The following table sets forth, for the periods indicated, V.A.C. rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$193,337	$192,799	0.3%	$566,274	$562,982	0.6%
Sales	77,511	77,166	0.4	225,563	218,902	3.0

Total North America revenue	270,848	269,965	0.3	791,837	781,884	1.3

EMEA/APAC revenue:
Rental	43,214	44,588	(3.1)	120,472	130,966	(8.0)
Sales	46,518	45,736	1.7	127,018	133,647	(5.0)

Total EMEA/APAC revenue	89,732	90,324	(0.7)	247,490	264,613	(6.5)

Total rental revenue	236,551	237,387	(0.4)	686,746	693,948	(1.0)
Total sales revenue	124,029	122,902	0.9	352,581	352,549	-

Total V.A.C. revenue	$360,580	$360,289	0.1%	$1,039,327	$1,046,497	(0.7)%

The growth in North America V.A.C. revenue over the prior-year periods was due primarily to increased rental and sales volumes for V.A.C. Therapy systems and related disposables due to continued market penetration.  Average North America rental unit volume during the third quarter and first nine months of 2009 increased 4.1% and 5.3%, respectively, over the corresponding periods of 2008, partly offset by reduced treatment periods and lower realized pricing due to unfavorable payer mix and lower Medicare pricing.

Foreign currency exchange rate movements unfavorably impacted EMEA/APAC V.A.C. revenue by 5.1% and 11.6% for the third quarter and first nine months of 2009, respectively, compared to the prior-year periods.  EMEA/APAC V.A.C. Therapy revenue, excluding the impact of foreign currency exchange rate movements, increased due primarily to rental unit volumes which increased 14.0% and 14.8% for the third quarter and first nine months of 2009, respectively, and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year period due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures, continued economic weakness and increased competition.

Regenerative Medicine Revenue

LifeCell’s revenue since the acquisition date has been included in our condensed consolidated financial statements.  The following table reflects Regenerative Medicine revenue by product included in our condensed consolidated statements of earnings during the third quarter of 2009 and 2008, the nine months ended September 30, 2009, and the unaudited pro forma revenue as though the acquisition of LifeCell had occurred as of the beginning of the comparable prior-year period (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%		Pro Forma	%
	2009	2008	Change	2009	2008	Change

AlloDerm	42,231	45,812	(7.8)	129,880	139,400	(6.8)
Strattice	23,921	9,423	153.9	62,101	16,348	279.9
Orthopedic, urogynecologic and other products	5,615	5,998	(6.4)	17,064	18,081	(5.6)

Total revenue	$71,767	$61,233	17.2%	$209,045	$173,829	20.3%

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice and other tissue products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 92.2% and 91.8% of total Regenerative Medicine revenue for the third quarter and first nine months of 2009, respectively.  Revenue from Strattice accounted for 33.3% and 29.7% of total Regenerative Medicine revenue for the third quarter and first nine months of 2009, respectively.  Sales generated outside of the U.S. increased from the second quarter of 2009, but were not material for the third quarter of 2009.

The growth in Regenerative Medicine revenue over the prior-year periods was due primarily to increased demand for our regenerative tissue matrix products due to continued market penetration.  We believe the third quarter 2009 Regenerative Medicine revenue growth rate was negatively impacted by approximately 3% to 4% due to AlloDerm and Strattice supply constraints compared to the prior-year period.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
North America revenue:
Rental	$41,325	$46,461	(11.1)%	$125,828	$144,784	(13.1)%
Sales	5,217	8,621	(39.5)	15,989	22,921	(30.2)

Total North America revenue	46,542	55,082	(15.5)	141,817	167,705	(15.4)

EMEA/APAC revenue:
Rental	20,701	21,357	(3.1)	60,381	67,661	(10.8)
Sales	4,807	5,338	(9.9)	15,257	14,740	3.5

Total EMEA/APAC revenue	25,508	26,695	(4.4)	75,638	82,401	(8.2)

Total rental revenue	62,026	67,818	(8.5)	186,209	212,445	(12.3)
Total sales revenue	10,024	13,959	(28.2)	31,246	37,661	(17.0)

Total TSS revenue	$72,050	$81,777	(11.9)%	$217,455	$250,106	(13.1)%

Worldwide TSS revenue decreased from the prior-year periods due primarily to lower rental and sales volumes in the U.S. resulting from the economic downturn and capital constraints on acute care facilities combined with unfavorable foreign currency exchange rate movements.  Foreign currency exchange rate movements unfavorably impacted worldwide TSS revenue by 2.2% and 4.6% for the third quarter and first nine months of 2009, respectively, compared to the same periods one year ago.  North America TSS revenue decreased from the prior-year periods due primarily to lower hospital census and customer capital constraints.  EMEA/APAC TSS revenue decreased from the same periods a year ago due primarily to foreign currency exchange rate movements, which unfavorably impacted total EMEA/APAC TSS revenue by 5.0% and 10.5% for the third quarter and first nine months of 2009, respectively, as compared to the prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total V.A.C. and TSS revenue comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Rental expenses	$169,555	$182,392	(7.0)%		$505,264	$538,669	(6.2)%
As a percent of total V.A.C. and TSS revenue	39.2%	41.3%	(210	bps)	40.2%	41.5%	(130	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  Rental expenses as a percent of total V.A.C. and TSS revenue during the third quarter and first nine months of 2009 decreased from the prior-year periods due primarily to service center rationalization efforts.  These rationalization efforts have resulted in the consolidation of over 20 service centers as of September 30, 2009 compared to prior-year levels.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the periods indicated) comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
V.A.C. and TSS:
Cost of sales	$38,166	$40,569	(5.9)%		$114,297	$114,899	(0.5)%
Sales margin	71.5%	70.4%	110	bps	70.2%	70.6%	(40	) bps

Regenerative Medicine:
Cost of sales	$21,774	$25,973	(16.2)%		$63,448	$37,321	70.0%
Sales margin	69.7%	57.6%	1,210	bps	69.6%	58.0%	1,160	bps

Total:
Cost of sales	$59,940	$66,542	(9.9)%		$177,745	$152,220	16.8%
Sales margin	70.9%	66.4%	450	bps	70.0%	68.2%	180	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  Higher sales margins associated with the Regenerative Medicine business segment for the first nine months of 2009 were partially offset by lower sales margins for V.A.C. and TSS due to unfavorable changes in our product mix as compared to the prior-year periods. During the third quarter of 2009, margins for V.A.C., TSS and Regenerative Medicine improved over the prior-year period.  LifeCell’s cost of sales includes $7.0 million for the third quarter and $10.2 million for the first nine months of 2008 related to LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 11.4% for the prior-year periods.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Gross profit margin	54.5%	50.5%	400 bps	53.4%	50.1%	330 bps

Higher gross profit margins associated with the Regenerative Medicine business segment and increased service productivity comprised the majority of the increase in gross profit margin in the third quarter and first nine months of 2009 compared to the prior-year periods.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Selling, general and administrative expenses	$125,838	$109,420	15.0%		$365,045	$309,814	17.8%
As a percent of total revenue	24.9%	21.7%	320	bps	24.9%	22.4%	250	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs.  Severance associated with the Company’s workforce restructuring and other pre-tax charges accounted for approximately $9.4 million of the increase for the nine months ended September 30, 2009 compared to the prior-year period.  Additionally, increased legal fees associated with pending litigation matters, higher share-based compensation expense and costs associated with our upcoming market entry in Japan, global business transformation activities and our service center rationalization efforts contributed to the increase in selling, general and administrative expenses during the third quarter and first nine months of 2009.  Other selling, general and administrative expenses included selling costs associated with the LifeCell Regenerative Medicine business segment since its May 2008 acquisition.  Selling, general and administrative expenses related to our Regenerative Medicine business during the third quarter of 2009 and 2008 totaled $19.3 million and $16.1 million, respectively, and were $57.4 million and $24.1 million for the first nine months of 2009 and 2008, respectively.

Share-Based Compensation Expense

Share-based compensation expense was recognized in the condensed consolidated statements of earnings for the three months and nine months ended September 30, 2009 and 2008, respectively, as follows (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental expenses	$1,547	$1,259	$3,649	$4,122
Cost of sales	192	245	673	513
Selling, general and administrative expenses	7,284	5,545	18,655	13,273

Pre-tax share-based compensation expense	9,023	7,049	22,977	17,908
Less: Income tax benefit	(3,008)	(2,280)	(7,641)	(5,120)

Total share-based compensation expense, net of tax	$6,015	$4,769	$15,336	$12,788

Diluted net earnings per share impact	$0.09	$0.07	$0.22	$0.18

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009	2008	Change		2009	2008	Change
Research and development expenses	$24,669	$21,884	12.7%		$68,071	$53,279	27.8%
As a percent of total revenue	4.9%	4.3%	60	bps	4.6%	3.8%	80	bps

Research and development expenses relate to our investments in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our Therapeutic Support Systems business.  The increase in research and development expense during the third quarter and first nine months of 2009 is primarily related to increased activity in the development of our next generation of advanced wound care and tissue regeneration products.  Research and development expenses related to our Regenerative Medicine business during the third quarter of 2009 and 2008 totaled $7.4 million and $5.9 million, respectively, and were $18.8 million and $8.6 million for the first nine months of 2009 and 2008, respectively.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable intangible assets during the third quarter of 2008.  During the third quarter and first nine months of 2009, we recorded approximately $10.2 million and $30.5 million, respectively, of amortization expense associated with these acquired identifiable intangible assets.  During the third quarter and first nine months of 2008, we recorded approximately $10.2 million and $14.8 million, respectively, of amortization expense associated with these acquired identifiable intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the third quarter of 2009 to the third quarter of 2008 and the first nine months of 2009 to the first nine months of 2008:

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Operating margin	22.6%	22.4%	20 bps	21.8%	18.4%	340 bps

The increase in operating margin is due primarily to higher gross profit combined with operating efficiencies and process improvements and Regenerative Medicine’s contributed operating profit.  The first nine months of 2008 were negatively impacted by the $61.6 million write-off of in-process research and development and $10.2 million related to the step-up of LifeCell inventory to fair value associated with our LifeCell acquisition in May 2008.

Interest Expense

Interest expense was $25.7 million in the third quarter and $80.4 million for the first nine months of 2009 compared to $29.9 million and $49.1 million, respectively, in the same periods of the prior year.  Third quarter 2009 interest expense decreased due to scheduled and voluntary debt payments made over the last twelve months. The increase in interest expense for the nine months ended September 30, 2009 is due to our debt financing that was only outstanding for a portion of the prior-year period.  At September 30, 2009, we had $800.0 million outstanding under our term loan facility.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  As a result of the adoption of these changes, we recorded $5.6 million in the third quarter and $16.8 million for the first nine months of 2009 of additional non-cash interest expense related to amortization of the discount on our convertible senior notes.  The adoption of the accounting changes also resulted in additional non-cash interest expense for the third quarter and first nine months ended September 30, 2008 of approximately $4.6 million and $8.1 million, respectively.  Additionally, interest expense for the third quarter and first nine months of 2009 includes write-offs of $720,000 and $2.3 million, respectively, for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility totaling $27.1 million and $79.8 million, respectively.  Interest expense for the nine months ended September 30, 2008 also includes write-offs of $860,000 recorded in the second quarter of 2008 for unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and long-term debt.

Foreign Currency Gain (Loss)

Foreign currency exchange rate movements unfavorably impacted pre-tax income by $1.2 million for the first nine months of 2009 compared to the prior-year period.  We recognized a foreign currency exchange gain of $3.2 million in the third quarter and a loss of $3.9 million for the first nine months of 2009 compared to a loss of $3.3 million and $2.7 million, respectively, in the same periods of the prior year.  The losses incurred during the first half of 2009 due to significant fluctuations in exchange rates were partially offset by the expansion of our foreign currency hedging program, reduced exposures and the conversion of a larger portion of foreign currency cash balances to U.S. dollars.

Net Earnings

For the third quarter of 2009, we reported net earnings of $64.6 million, an increase of 19.8%, compared to $53.9 million in the prior-year period.  For the first nine months of 2009, net earnings were $162.4 million, an increase of 38.7%, compared to $117.1 million in the prior-year period. Net earnings for the first nine months of 2008 were negatively impacted by the write-off of in-process research and development of $61.6 million associated with our LifeCell acquisition.  Additionally, for the first nine months of 2009, expenses associated with KCI’s restructuring reduced net earnings by $6.3 million and foreign currency exchange rate movements unfavorably impacted pre-tax income by $1.2 million compared to the same period one year ago.

Net Earnings per Diluted Share

Net earnings per diluted share for the third quarter of 2009 were $0.91, as compared to net earnings per diluted share of $0.75 in the prior-year period.  For the first nine months of 2009, net earnings per diluted share were $2.31 compared to net earnings per diluted share of $1.62 in the prior-year period.  Net earnings per diluted share for the first nine months of 2008 were negatively impacted by $0.85 per share as a result of the write-off of in-process research and development associated with our LifeCell acquisition.  Additionally, for the first nine months of 2009, expenses associated with KCI’s restructuring reduced net earnings by $6.3 million, or $0.09 per diluted share.

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

Sources of Capital

Based upon the current level of operations we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the first nine months of 2009 and 2008, our primary sources of capital were cash from operating activities.  The following table summarizes the net cash provided and used by operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine months ended
	September 30,
	2009	2008

Net cash provided by operating activities	$272,483	$271,755
Net cash used by investing activities	(78,131)	(1,840,485)
Net cash provided (used) by financing activities	(174,597)	1,566,600
Effect of exchange rates changes on cash and cash equivalents	2,532	(18,627)

Net increase (decrease) in cash and cash equivalents	$22,287	$(20,757)

At September 30, 2009, our principal sources of liquidity consisted of approximately $270.1 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During the first nine months of 2009, we made scheduled and voluntary senior credit facility net repayments totaling $179.0 million from cash-on-hand.

Working Capital

At September 30, 2009, we had current assets of $853.0 million, including $410.7 million in net accounts receivable and $111.6 million in inventory, and current liabilities of $401.9 million resulting in a working capital surplus of $451.1 million compared to a surplus of $405.2 million at December 31, 2008.

As of September 30, 2009, we had $410.7 million of receivables outstanding, net of realization reserves of $110.4 million.  North America receivables, net of realization reserves, were outstanding for an average of 69 days at September 30, 2009, down from 71 days at December 31, 2008.  EMEA/APAC net receivable days increased from 84 days at December 31, 2008 to 85 days at September 30, 2009.

Capital Expenditures

During the first nine months of 2009 and 2008, we made net capital expenditures of $64.1 million and $95.8 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.  Net capital expenditures were higher in 2008 as a result of the global deployment of our newly-introduced InfoV.A.C. and ActiV.A.C. units.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and amounts available for additional borrowing thereunder, as of September 30, 2009 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$288,615	(1)
Term loan facility	May 2013	4.756	% (2)	800,000	-

Total				$800,000	$288,615

(1) At September 30, 2009, the amount available under the revolving portion of our credit facility reflected a reduction of $11.4 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.

(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our average nominal interest rate as of September 30, 2009 was 3.039%.

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

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, capital expenditures, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.  For further information on our covenants and obligations under the senior credit agreement, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  As of September 30, 2009, we were in compliance with all covenants under the senior credit agreement.

Convertible Senior Notes

On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008.  Interest on the notes accrues at a rate of 3.25% per annum and is payable semi-annually in arrears on April 15 and October 15.  For further information on our convertible notes and the related note hedge and warrant transactions, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  Upon adoption of these changes, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The accounting changes were effective for periods subsequent to December 15, 2008 and were applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For the three months and nine months ended September 30, 2009, we recorded $5.6 million and $16.8 million, respectively, of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of the accounting changes resulted in approximately $5.0 million and $14.6 million of additional non-cash interest expense for the three months and nine months ended September 30, 2009, respectively.  The adoption of the accounting changes also resulted in additional non-cash interest expense for the three months and nine months ended September 30, 2008 of approximately $4.6 million and $8.1 million, respectively, resulting in a reduction of net earnings of $2.8 million and $5.0 million, or $0.03 and $0.07 per diluted share, respectively.

Interest Rate Protection

At September 30, 2009, we had sixteen interest rate swap agreements in effect pursuant to which we have fixed the rate on $638.0 million notional amount of our outstanding variable rate debt at an average interest rate of 2.441%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of September 30, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $10.3 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $3.1 million and $7.6 million lower for the three months and nine months ended September 30, 2009, respectively.  As of September 30, 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.2 million.  If our interest rate protection agreements were not in place, interest expense would have been approximately $556,000 and $562,000 lower for the three months and nine months ended September 30, 2008, respectively.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of September 30, 2009, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$22,857	$137,143	$205,714	$274,286	$160,000	$690,000	$1,490,000

OTHER MATTERS

A Medicare competitive bidding program that was initiated in 2007 was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA, enacted by Congress on July 15, 2008.  Several key provisions of the MIPPA include the following:

•	the exemption of negative pressure wound therapy, or NPWT, from the first round of competitive bidding;
•	the termination of all durable medical equipment supplier contracts previously awarded by Centers for Medicare and Medicaid Services, or CMS, in the first round of competitive bidding;
•	the delay of the implementation of the first and second rounds of competitive bidding until January 2010 and January 2011, respectively; and
•	an imposed reduction of NPWT pricing by 9.5% for all U.S. Medicare V.A.C. placements in the home, effective January 2009.

MIPPA effectively delays competitive bidding for NPWT until January 2011.  CMS recently announced, following a meeting of the DMEPOS Competitive Bidding Oversight Committee, that the tentative schedule would delay final implementation of the first round of competitive bidding until January 2011.  CMS has not yet provided tentative implementation dates for the second round of competitive bidding.  This recent announcement regarding potential delays in the competitive bidding program is subject to change.  The 9.5% reduction in NPWT pricing has resulted in lower Medicare reimbursement levels for our products in 2009 and beyond.  We estimate the V.A.C. rentals and sales to Medicare beneficiaries subject to the 9.5% price reduction will negatively impact our total consolidated revenue by approximately 1.0% in 2009, compared to 2008 reimbursement levels.

We are continuing our efforts to obtain reimbursement for V.A.C. Therapy systems and related disposables in the homecare setting in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, France, the Netherlands, Switzerland, Canada, South Africa, Australia, Taiwan and the UK.  In these jurisdictions and others outside the U.S., we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy systems and related disposables in these markets.  In Germany, statutory insurance companies are establishing a tender offer process for the study and ultimately the supply of NPWT in post acute care settings and for the German home healthcare market.  If KCI is successful in the tender offer and the study results are positive, it is expected that the insurance companies would provide coverage and reimbursement for V.A.C. Therapy in these care settings.

        With regard to our efforts to obtain reimbursement for V.A.C. Therapy systems in Japan, we have reported successful results from our V.A.C. clinical trials.  In November 2009, we were informed by the Ministry of Health, Labor and Welfare (“MHLW”) in Japan that KCI has been granted final regulatory approval to market and sell our innovative V.A.C. Therapy product.  Reimbursement applications have been submitted following regulatory approval, and we anticipate reimbursement approval in the first half of 2010.  Once reimbursement approval is obtained, we will begin commercializing V.A.C. Therapy in Japan.

In March 2009, the OIG published a report entitled “Comparison of Prices for Negative Pressure Wound Therapy Pumps” in which the OIG compared supplier costs of a number of gauze-based wound drainage pumps.  The findings in the OIG study point to a disparity in average prices paid by selected suppliers of NPWT pumps and the prices paid by Medicare for such pumps.  We believe the OIG’s methodology was flawed for a number of reasons, primarily because the comparison of pump prices does not take into account the significant technological differences between KCI’s products and other products in the same NPWT reimbursement codes.  The report also did not consider any other costs involved in attaining a positive clinical outcome, such as the substantial investments KCI has made in professional medical education and training, our comprehensive service organization and offering, our clinical support and administrative staff which help maintain compliance with one of the most complex reimbursement coverage policies covering DME today.  The report does not give any indication that the OIG considered the value of clinical efficacy or the substantial investments KCI has made in research and development.  While we disagree with a number of aspects of the OIG report, it is possible that CMS may use the findings in the OIG report as a basis for lowering Medicare reimbursement for V.A.C. Therapy Systems through the agency's inherent reasonableness authority or through other means, including future rounds of the Medicare competitive bidding process.

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

In June 2009, based on the findings of the AHRQ report, CMS released its preliminary decision not to change the current Health Care Procedural Coding System (“HCPCS”) coding for NPWT pumps, dressings, or canisters. On July 9, 2009, CMS held a public hearing to allow public comment on its preliminary HCPCS coding decision for NPWT pumps, dressings, and canisters. KCI testified in opposition to the preliminary coding decision on the grounds that no other product in the current HCPCS code has published clinical evidence of efficacy.  CMS will make a final decision on this matter in the fourth quarter of 2009 with any changes to current HCPCS coding becoming effective on January 1, 2010.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice/LTM product.  This warning letter arose from an inspection of LifeCell’s manufacturing facility which led to observations by the FDA identifying certain observed non-compliance with GMP in the manufacture of Strattice/LTM and non-compliance with Good Tissue Practice (“GTP”), in the processing of AlloDerm.  LifeCell provided a written response to the observations describing proposed corrective actions to address the observations, which was followed by the warning letter from the FDA.  The warning letter indicated that LifeCell’s proposed corrective actions in its initial response did not adequately resolve all of the issues identified by the FDA related to Strattice/LTM, and states that failure to comply may result in regulatory action such as seizure, injunction, and/or civil money penalties without further notice.  The warning letter requested explanation of how LifeCell plans to prevent GMP violations from occurring in the future, and that LifeCell supply documentation of corrective actions taken.  While the October 2008 warning letter did not cite any of the GTP observations relating to AlloDerm, the FDA has requested that LifeCell provide an update on corrective actions taken with respect to these observations as well.  LifeCell provided the FDA with a written response to the warning letter in November 2008 detailing corrective actions taken, and proposing additional corrective actions.  Since that time, LifeCell has provided periodic updates to the FDA on our implementation of the corrective action plan.  In June 2009, LifeCell received an initial written response from the FDA requesting additional clarification of LifeCell’s corrective action plans and quality system features.  LifeCell submitted a written response to the correspondence in September 2009 and subsequently attended a meeting with FDA staff to review open issues.  In November 2009, the FDA initiated a follow-up inspection which is currently underway.  While we believe that the issues raised by the warning letter can be resolved in the course of discussions with the FDA, we cannot give assurance that the FDA will not take regulatory action or that the warning letter will not have a material impact on the LifeCell Regenerative Medicine business.

In the first quarter of 2009, LifeCell was notified by one of its human tissue suppliers that certain donor information was improperly collected by the supplier relating to ten distributed lots of LifeCell’s human tissue-based regenerative medicine products.  Five of these lots were marketed by two of LifeCell’s distributors.  LifeCell filed a Biological Deviation Report with the FDA and notified the distributors of the protocol deviations and requested that the distributors place a hold on the remaining inventory units from the affected lots, [which still remained in the distributor inventories].  Following corrective actions taken by LifeCell’s tissue supplier, it was determined that there were no health or safety concerns with the affected product lots and LifeCell instructed the distributors that they were permitted to remove the product hold.  In recent correspondence with LifeCell, the FDA notified LifeCell that the hold placed on the affected lots during the first quarter of 2009 met the FDA’s definition of a Class III recall, which has been reported in the FDA’s weekly enforcement report.  LifeCell is not required to undertake additional actions relating the FDA’s recall determination and did not incur any incremental cost related to the matter.

In October 2009, we became aware of an investigation being conducted by the FDA into the safety of certain power cords supplied to medical device manufacturers, including KCI, by Electri-cord Manufacturing Company.  Due to the potential safety risks associated with the 110 volt AC power cords supplied by Electri-cord, we have determined to initiate a voluntary correction of KCI for-sale products in order to inspect and replace the affected power cords.  Affected products include V.A.C. therapy units and TSS products.  With respect to KCI’s V.A.C. and TSS rental fleets, the power cord replacements will occur during normal service cycles.  We expect that the FDA may publish our voluntary correction as a recall in its periodic enforcement report following our submission of the required documentation.  The replacement of the affected power cords likely will take place during the remainder of 2009 and into 2010, which we do not expect to have a material impact on our results of operations.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition and Accounts Receivable Realization

We recognize revenue in accordance with the Revenue Recognition topic of the Codification when each of the following four criteria are met:

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at September 30, 2009 would impact pre-tax earnings by an estimated $2.7 million.

For a description of our other critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board ("FASB") issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all previously-existing non-grandfathered non-SEC accounting and reporting standards.  The Codification reorganizes all GAAP into approximately 90 accounting topics and displays them using a consistent structure, and includes relevant SEC guidance organized using the same topical structure in separate sections. This statement was effective for KCI beginning September 30, 2009. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have an impact on our results of operations, financial condition or cash flows.

On June 30, 2009, KCI adopted changes issued by the FASB related to disclosures about fair value of financial instruments.  These changes require an entity to provide disclosures about fair value of financial instruments in its summarized financial information for interim reporting periods.  Under the changes, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value. The adoption of the changes did not have a significant impact on our results of operations or our financial position.

On June 30, 2009, KCI adopted changes issued by the FASB related to subsequent events.  These changes established standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The changes require an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of these changes is disclosed in this report. (See Note 4.)

On January 1, 2009, KCI adopted changes issued by the FASB revising the accounting for business combinations.  The revisions establish principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  These revisions also provide guidance for recognizing and measuring any goodwill acquired in the business combination and specify what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The impact that the adoption of the revisions will have on our consolidated financial statements is dependent on the nature, terms and size of any prospective business combinations.

On January 1, 2009, KCI adopted changes issued by the FASB which enhance the required disclosures regarding derivatives and hedging activities.  The adoption of the changes did not have a material impact on our results of operations or our financial position.  (See Note 5.)

On January 1, 2009, KCI adopted changes issued by the FASB related to the determination of the useful life of intangible assets.  These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The changes are intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the Emerging Issues Task Force (“EITF”) and ratified by the FASB related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  The determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock is taken into consideration in evaluating the applicability of other provisions within the Codification related to accounting for derivative instruments and hedging activities.  The adoption of the changes did not have a material impact on our results of operations or our financial position.

On January 1, 2009, KCI adopted changes issued by the FASB related to determining whether instruments granted in share-based payment transactions are participating securities. The changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of the changes did not have a material impact on our results of operations.

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

At September 30, 2009, we had sixteen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $638.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.441%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The aggregate notional amount decreases quarterly by amounts ranging from $26.0 million to $47.0 million until maturity.  In addition to the swaps in effect at September 30, 2009, we have entered into three additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis which become effective on December 31, 2009.  These agreements have been designated as cash flow hedge instruments.  (See Note 5 to our accompanying condensed consolidated financial statements.)

The table below provides information about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates, as of September 30, 2009.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of September 30, 2009
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$668,540	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$22,857	$137,143	$205,714	$274,286	$160,000	$800,000	$788,000
Weighted average interest rate(2)	3.039%	3.039%	3.039%	3.039%	3.039%	3.039%

Interest rate swaps(3)
Variable to fixed-notional amount	$126,000	$442,500	$69,500	$—	$—	$638,000	$(10,341)
Average pay rate	2.521%	2.469%	3.797%	—	—	2.450%
Average receive rate(4)	0.290%	0.290%	0.290%	—	—	0.290%

(1)  The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2)  The weighted average interest rates for future periods were based on the average nominal interest rates as of the specified date.
(3)  Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at September 30, 2009.
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

At September 30, 2009, we had outstanding forward currency exchange contracts to sell approximately $99.6 million of various currencies.  Based on our overall transactional currency rate exposure, ordinary movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding forward currency exchange contracts, but do not anticipate nonperformance by any of the counterparties.

International operations reported operating earnings of $83.5 million for the nine months ended September 30, 2009.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the nine months ended September 30, 2009 would change our net earnings for the nine months ended September 30, 2009 by approximately $12.8 million.  Our analysis does not consider the impact the fluctuation would have on the value of our forward currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable, and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy systems could be significantly reduced in the U.S. or Europe, due to increased competition, and pricing of V.A.C. Therapy systems could decline significantly, either of which would materially and adversely affect our financial condition and results of operations.  We derived approximately 52% of total revenue for the nine months ended September 30, 2009 and 53% of total revenue for the year ended December 31, 2008 from our domestic V.A.C. Therapy products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the nine months ended September 30, 2009 and 13% of total revenue for the year ended December 31, 2008 in V.A.C. revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. V.A.C. Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”), are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in the litigation were valid and enforceable, but that the patent claims at issue were not infringed by the gauze-based device marketed by BlueSky Medical, which was acquired by Smith & Nephew plc in 2007.  The parties appealed the judgment entered by the District Court.  On February 2, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court.  Specifically, the Federal Circuit upheld the validity of the patents at issue, but also upheld the finding that the BlueSky gauze-based device did not infringe these patents.  Medela has filed a petition for certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling.  KCI recently filed its brief opposing Medela’s petition.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of gauze-based negative pressure devices which we believe infringe a Wake Forest continuation patent issued in 2007 relating to our V.A.C. technology.  These cases are being heard in the Federal District Court for the Western District of Texas.  In December 2008, we amended our claims in the case to assert additional patents and patent claims against Smith & Nephew following its announcement that it would begin commercializing foam dressing kits for use in negative pressure wound therapy, or NPWT.  In addition, in February 2009, we filed a motion for preliminary injunction against Smith & Nephew and requested an expedited hearing on this motion, which was heard in June 2009.  A ruling on the preliminary injunction has not yet been issued by the Court.  These cases are currently set for trial in February 2010.

Related to the Smith & Nephew litigation, the U.S. Patent and Trademark Office (“USPTO”) recently issued office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with this decision include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s negative pressure wound therapy technologies. The USPTO recently issued certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent. The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.

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

International V.A.C. Patent Litigation

In June 2007, Medela filed patent nullity suits in the German Federal Patent Court against two of Wake Forest’s German patents licensed to KCI.  These patents were originally issued by the German Patent Office in 1998 and 2000 upon granting of the corresponding European patents.  The European patents were upheld as amended and corrected during Opposition Proceedings before the European Patent Office in 2003.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  A hearing on the validity of the ‘720 Patent was held on March 17, 2009, at which time the German Federal Patent Court ruled the ‘720 Patent invalid.  The patent remains valid and enforceable until a final ruling on appeal, which KCI and Wake Forest are pursuing.  In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the ‘720 Patent.  Following a trial in July 2009 on this matter and a previous ruling by the Court of Appeal that the claims of the ‘720 patent were invalid, the trial court also ruled the ‘720 patent invalid.  A hearing on the validity of Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”) was held on May 5, 2009, at which time the German Federal Patent Court ruled the ‘189 Patent valid and fully maintained as granted.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009. In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits. The court held that other claims under the patent were invalid.  The Court’s judgment extended the previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal heard arguments from both parties and thereafter ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  KCI was denied permission to appeal by the Court of Appeal and is now seeking permission to appeal from the Supreme Court (formerly House of Lords).

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was recently overturned by an Australian Court of Appeals.  A full trial on validity and infringement of the Wake Forest patent involved in the case is expected in the summer of 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request.  Also, in April 2009, KCI's German subsidiary and its affiliates filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 patent claims was temporarily adjourned and is scheduled to resume in March, 2010 after additional briefing by the parties.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was heard in October 2009 in France and a ruling is expected in November.  A trial on the matter is expected in 2010.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent, and is proceeding to trial in March 2010.

Regenerative Medicine Litigation

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

Although it is not possible to reliably predict the outcome of the BTS-related litigation, we believe that our defenses to the claims are meritorious and will defend them vigorously.  LifeCell insurance policies covering the BTS-related claims, which were assumed in our acquisition of LifeCell, should cover the majority of litigation expenses, settlement costs and damage awards, if any, in the recipient cases.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.      RISK FACTORS

Except with respect to the risk factor provided below, there have been no material changes from the risk factors disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008 and the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2009.

Any shortfall in our ability to procure unprocessed tissue or manufacture Strattice and AlloDerm in sufficient quantities to meet market demand would negatively impact our growth.

Demand for our regenerative tissue products Strattice and AlloDerm is significant in the U.S. and we are expanding our manufacturing capabilities to meet this demand.  We believe that demand for Strattice is likely to increase further following our planned expansion in European markets during 2009 and in the future.  Also, demand growth for AlloDerm continues to be strong in light of a demonstrated physician preference for AlloDerm in breast reconstruction applications.  We expect the sales of Strattice and AlloDerm to be constrained by our ability to manufacture sufficient quantities to meet demand.  We currently expect that inventory levels of Strattice will normalize and be sufficient to meet demand by the end of 2009 and for AlloDerm by the second quarter of 2010.

The manufacture of all of our regenerative medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey, where we completed validation of a new manufacturing suite that became operational in the first quarter of 2009.  Any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply our regenerative tissue products, which would impair our LifeCell revenue growth.  We take precautions to safeguard the facility, including security, health and safety protocols and off-site backup and storage of electronic data.  Additionally, we maintain property insurance that includes coverage for business interruption.  However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses.  Insurance coverage may not be adequate to fully cover losses in any particular case.  Accordingly, damage to the facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

Our regenerative medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially and thus our requirements for donor tissue have also increased substantially.  Although we have numerous sources of donated human tissue, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.  If current sources can no longer supply human cadaveric tissue or the requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all, which would negatively impact sales in our human tissue-based products.  Additionally, Midwest Research Swine (“MRS”) is our sole supplier of porcine tissue.  MRS is supplied by three separate breeding herd farms that are isolated for biosecurity.  We are currently exploring additional supply alternatives to address our future supply requirements and increase our supply chain security.  Any significant interruption in the availability of porcine tissue or in our ability to process this tissue would likely cause us to slow down the distribution of our porcine-based regenerative medicine products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations.  Also, we obtain from a single supplier certain specialized solutions that are essential to the processing of our porcine-based regenerative medicine products.  We are exploring additional supply alternatives to address our future supply requirements and increase our supply chain security.  We are currently in the process of building inventory of these solutions and are currently negotiating a long-term supply arrangement with the supplier.  Any interruption in our ability to procure these specialized solutions on a timely and commercially reasonable basis from our current supplier or a third party would limit our ability to produce porcine-based products, which would materially and adversely affect our results of operations.  Additionally, our materials and tissue suppliers are subject to extensive regulatory requirements applicable to their operations.  Any failure on their part to comply with these regulations could jeopardize our supply of tissue necessary to meet growing demand for our regenerative medicine products.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)

July 1, 2009 to
July 31, 2009	1,082	$ 25.85	1,082	$ 49,667

August 1, 2009 to
August 31, 2009	218	$ 32.49	218	$ 49,660

September 1, 2009 to
September 30, 2009	85	$ 36.29	85	-

Total	1,385	$ 27.54	1,385	-

(1)  During the third quarter of 2009, KCI purchased and retired 1,385 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.
(2)  In October 2008, KCI’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million in market value of common stock, which expired September 30, 2009.  During the three months ended September 30, 2009, KCI repurchased shares for minimum tax withholdings on the vesting of restricted stock.

 ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: November 5, 2009	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2009	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2009.