Form 10-K
period 2009-12-31
KINETIC CONCEPTS INC
filed 2010-02-24
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes   ____         No     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $1,234,957,983 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

As of February 19, 2010, there were 71,332,359 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

KINETIC CONCEPTS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are covered by the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors," and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "projects," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," or the negative of those terms and other variations of them or by comparable terminology.

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors." You should consider each of the risk factors and uncertainties under the caption "Risk Factors" in this Annual Report on Form 10-K among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TRADEMARKS

3M™ Tegaderm™ is a licensed trademark of 3M Company; Spirit Select™ is a licensed trademark of Carroll Hospital Group, Inc.; and GraftJacket® is a licensed mark of Wright Medical Technology Inc. All other trademarks appearing in this report are proprietary to KCI Licensing, Inc., its affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., its affiliates and/or licensors.

PART I

ITEM 1.      BUSINESS

INTRODUCTION

General

Kinetic Concepts, Inc., or KCI®, is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our primary business units serve the advanced wound care, regenerative medicine and therapeutic support system markets.

•
Our Active Healing Solutions™ business, or AHS, is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform, or NPTP, which employs negative pressure to elicit a bioresponse in a variety of wound types to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories: Negative Pressure Wound Therapy, or NPWT, Negative Pressure Surgical Management, or NPSM, and Negative Pressure Regenerative Medicine, or NPRM.  NPWT, through our V.A.C.® Therapy portfolio, currently represents the primary source of revenue for the AHS business. We continue to develop and commercialize new products and therapies in NPSM and NPRM to diversify our NPTP revenue streams.

•
Our Regenerative Medicine business is primarily comprised of the operations of our wholly-owned subsidiary, LifeCell Corporation, or LifeCell™.  LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix and porcine-based Strattice™ Tissue Matrix in various configurations designed to meet the needs of patients and caregivers.  The majority of our Regenerative Medicine revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction.  We continue our efforts to penetrate markets with our other current products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

•
Our Therapeutic Support Systems business, or TSS, is focused on commercializing specialized therapeutic support systems, including hospital beds, mattress replacement systems and overlays.  Our TSS business is comprised of three primary surface categories: critical care, wound care and bariatric.  Our critical care products, often used in the intensive care unit, or ICU, are designed to address pulmonary complications associated with immobility; our wound care surfaces are used to reduce or treat skin breakdown; and our bariatric surfaces assist caregivers in the safe and dignified handling of patients of size.  We also have products designed to reduce the incidence and severity of patient falls in the hospital setting.

KCI was founded in 1976 and is incorporated in Texas.  Our principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230.  Our telephone number is (210) 524-9000.

Corporate Strategy

KCI is committed to consistently generating superior clinical outcomes for patients and caregivers using our products and therapies.  Our differentiated products, competencies and know-how continue to drive trust and recognition of superior performance among our customers, which we believe translates into strong stakeholder value.  We intend to execute on our strategic vision of sustaining leadership positions in each of our AHS, Regenerative Medicine and TSS businesses by delivering unparalleled outcomes with compelling economic value for our customers and focusing on innovation, globalization and diversification.  We are also focused on organizational readiness and are making a concerted effort to enhance our management systems and business processes through a corporate global business transformation initiative to enable us to effectively and efficiently carry out our strategic vision.

Innovation.  We continue to focus on our core technologies as platforms for growth through the development of new products and clinical data.  In our AHS business, we plan to leverage our highly successful NPWT franchise, now with its third generation V.A.C. Therapy System, into a more expansive NPTP portfolio based on the successful development and commercialization of next generation NPWT systems and dressings as well as new NPSM and NPRM products to diversify our AHS revenue in the future.  We are currently developing our fourth generation NPWT portfolio of products including our V.A.C.Ulta™ and V.A.C.Via™ Therapy Systems, for which we anticipate market launch during 2010.  In 2009, we launched our first NPSM product, ABThera™ Open Abdomen Negative Pressure Therapy System, which is used primarily for management of the open abdomen, and we plan to launch a second product, Prevena™ Therapy System, for the management of higher-risk surgical incisions, in 2010.  In the future, our goal is to commercialize advanced NPRM therapies for the treatment of chronic wounds and hard tissue defects.  In our Regenerative Medicine business, we are currently launching products for use in new clinical applications such as stoma reinforcement and mastopexy and are continuing development of additional applications for lumpectomy and inguinal hernia.  At the same time, we are investing in advanced technologies in tissue engineering, genetically-modified animals, and new tissue types to address unmet clinical needs and to improve outcomes through regenerative medicine.  In our TSS business, we are investing in the development and commercialization of enhanced products designed to meet the needs of ICU patients and to reduce or prevent “never” events such as hospital-acquired pressure ulcers, nosocomial infections and injurious falls.  Over the long term, we will continue to make significant investments in innovation to strengthen our competitive position in the markets we serve.

Globalization.  We continue our efforts to increase penetration in existing geographic markets while we expand availability of our product offerings in new countries.  Currently, the majority of our revenue from each of our business units is generated in North America, while we have notable operations in Europe, the Middle East and Africa, or EMEA, and the Asia Pacific, or APAC, regions.  The goal of our globalization efforts is to increase the share of our revenue generated outside the United States over time while growing our business overall.  In our AHS business, we are now entering the large and unpenetrated Japan market with our core NPWT product, the V.A.C. Therapy System and related disposables.  In 2009, we received approval to begin market development activities in Japan, where we have submitted applications to relevant reimbursement bodies for coverage determination of our V.A.C. Therapy products. We expect to receive such coverage determination in the first quarter of 2010, followed by commercial launch shortly thereafter.  In other countries, we have identified several opportunities for our NPWT products that may be best served initially by distributors.  We are working aggressively to construct appropriate networks to launch NPWT products in other countries including Brazil, Russia, India and China.  We have also recently expanded our NPWT dressing portfolio with the Simplace™ Dressing and GranuFoam™ Bridge products, which are now widely available in the countries where we operate.  In early 2009, LifeCell launched Strattice Tissue Matrix in the United Kingdom and Germany, and we are currently expanding further in other European markets.  In the future, we plan to commercialize our tissue matrix products globally.  Our TSS business currently operates primarily in the United States and Europe, and we are evaluating opportunities for further geographic expansion.

Diversification.  Beyond expanding our product offerings and revenue streams through innovation and globalization, we plan to seek additional opportunities to diversify our business through continued technology licensing and strategic acquisitions.  We intend to build on the leadership positions held by our AHS, Regenerative Medicine and TSS businesses through the evaluation and investment in adjacent or enabling technologies and synergistic growth opportunities, supplementing our continued organic innovation efforts.  Our strong balance sheet and liquidity position should enable us to take advantage of growth opportunities as they arise.

Organizational Readiness.  In an effort to implement our long-term strategy, our management team is focused on organizational readiness, with a goal of improved operations and management systems which transform us into a more agile, progressive and global enterprise.  We are currently undertaking a global business transformation initiative designed to improve efficiencies in our systems and operations through standardization and automation which translate into reduced costs and more effective decision-making.  As a result of ongoing improvements to our manufacturing operations through improved sourcing and automation, as well as global consolidation of certain shared services, we look forward to substantial and permanent cost reductions exiting 2011.  We are also making significant progress in the rationalization of our service center and distribution infrastructure for our AHS and TSS businesses, yielding additional cost savings.  As we improve our management systems and operations over time, we will continue to look for new opportunities to augment our business processes and make infrastructure enhancements to improve our efficiency and agility as a company.

Competitive Strengths

We believe we have the following competitive strengths:

Innovation and commercialization.  We have a successful track record spanning over 30 years in commercializing novel technologies that change the clinical practice of medicine by addressing the critical unmet needs of clinicians, restoring the well-being of their patients and helping to reduce the overall cost of patient care.  We leverage our scientific depth, clinical know-how and market experience, and we manage an active research and development program in all three of our businesses in support of our development and commercialization efforts.  We seek to provide novel, clinically-efficacious solutions and treatment alternatives that increase patient compliance, enhance clinician performance and ease-of-use and ultimately improve healthcare outcomes.

Product differentiation and superior clinical efficacy.  We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven, superior outcomes.  The superior clinical efficacy of our products is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians. We successfully distinguish our NPWT products from competitive offerings through unique marketing claims that have been cleared by the U.S. Food and Drug Administration, or FDA.  These unique claims mirror our novel mechanisms of actions with respect to the creation of an environment that promotes wound healing through the reduction of edema and promotion of granulation tissue formation and perfusion, ultimately preparing the wound bed for closure.  In addition, our V.A.C. Therapy Systems are specifically cleared for use in all care settings, including in the home, with the exception of the V.A.C. Instill system.  In Regenerative Medicine, we differentiate our products through clinically-proven performance demonstrating tissue acceptance, cell recruitment and incorporation, revascularization and angiogenesis and finally tissue remodeling and regeneration.  Our proprietary tissue processes minimize the potential for specific rejection of transplanted tissue matrices, and our products offer improved ease-of-use while reducing the risk of complications, including adhesions to the implant.  The benefits of using our tissue matrix products over the use of autografts and other processed and synthetic products include reduced susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin along with reduced patient discomfort compared to autograft procedures.  In our TSS business, we have successfully differentiated our critical care products with clinical data showing the benefits of our Kinetic Therapy™ surfaces in the reduction of ventilator acquired pneumonia.  We have also developed and commercialized our RotoProne™ product, the only ICU therapeutic surface to provide 360 degrees of rotation, essential automated proning therapy for patients with acute respiratory distress syndrome, or ARDS, and other severe pulmonary conditions.  Through our commitment to innovation and diversification, we are well positioned to continue differentiating our products through demonstrated superior clinical efficacy.

Broad reach and customer relationships.  Our worldwide sales organization, consisting of approximately 2,000 team members, has fostered strong relationships with our prescribers, caregivers and payers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs.  Because our products address the critical needs of patients who seek treatment in numerous locations where care is provided, we have built a broad and diverse reach across all healthcare settings and among a wide variety of clinicians and specialized surgeons.  We have key relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, head and neck surgeons, burn surgeons and trauma/acute care surgeons regarding the use and potential benefits of our tissue matrix products. As we continue to innovate in our product portfolio and diversify our business, we plan to leverage our customer relationships to advance the commercialization of essential therapies to patients and caregivers worldwide.

Reimbursement expertise.  During the commercialization process for each of our therapies and products, we dedicate substantial resources to seeking and obtaining reimbursement from third-party payers in each of the countries where we operate.  This process requires demonstration of clinical efficacy, determination of economic value and obtaining appropriate pricing for each offering, which is critical to the commercial success of our products.  We have also developed a core competency in post-commercialization reimbursement systems, which enables us to efficiently manage our collections and accounts receivable with third-party payers.  We leverage a comprehensive set of skills and systems through our Advantage Center operation to manage billing and collections activities in support of our reimbursement efforts. Our focus on reimbursement provides us with an advantage both in product development and in the responsible management of our working capital.

Extensive service center network.  With a network of 111 domestic and 53 international service centers, we are able to rapidly deliver, manage and service our products at major hospitals in the United States, Canada, Australia, Singapore, South Africa, and most major European countries. Our network gives us the ability to deliver our products to any major Level I U.S. trauma center rapidly. This extensive network and capability is critical to securing contracts with national group purchasing organizations, or GPOs, and allows us to directly and efficiently serve the homecare market. Our network also provides a platform for the introduction of additional products in one or more care settings.

Corporate Organization

We are principally engaged in the rental and sale of our products throughout the United States and in 20 primary countries internationally.  We are headquartered in San Antonio, Texas, and our international corporate office is located in Amstelveen, the Netherlands.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.  Our operations are run by our three separate business units: AHS, Regenerative Medicine and TSS.  AHS and TSS are headquartered in San Antonio, and Regenerative Medicine, primarily our LifeCell subsidiary, is located in Branchburg, New Jersey.

During the first quarter of 2009, we changed our operating unit reporting structure to correspond with our current management structure, including the reclassification of prior-period amounts to conform to this current reporting structure.  Under our current management structure, we manage our business by each of our three business units. All three of our business units are supported by shared services, which include Finance, Legal, Human Resources, and Information Technology.

INFORMATION RELATED TO BUSINESS UNITS

Introduction and Revenue Summary

We have three reportable operating segments which correspond to our business units: AHS, Regenerative Medicine, and TSS.  We have two primary geographic regions: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

For the year ended December 31, 2009, we generated revenue of $1.99 billion.  Approximately 70.6% of our 2009 revenue was from our AHS business unit, while our Regenerative Medicine and TSS business units accounted for 14.3% and 15.1%, respectively.  Revenue from our North America operations accounted for 77.6% of our fiscal 2009 revenue, while our EMEA/APAC operations represented approximately 22.4% of total revenue.

For financial reporting purposes, our performance by reportable segment and financial performance attributable to significant geographic areas is included in Note 17 to our accompanying consolidated financial statements.

ACTIVE HEALING SOLUTIONS

Description of Business

Our Active Healing Solutions business, or AHS, offers advanced wound healing and tissue repair systems that are targeted to meet the needs of specific care settings and wound or patient requirements and that incorporate our proprietary Negative Pressure Technology Platform, or NPTP.  NPTP comprises three primary product categories, Negative Pressure Wound Therapy, or NPWT, Negative Pressure Surgical Management, or NPSM, and Negative Pressure Regenerative Medicine, or NPRM.  NPWT currently represents the primary source of revenue for the AHS business.  We continue to develop and commercialize new products and therapies in NPSM and NPRM to diversify our NPTP revenue in the future.

Our NPWT franchise is built upon our proprietary V.A.C. Therapy technology, which promotes wound healing by delivering negative pressure (a vacuum) at the wound site which is distributed to the wound bed through a patented disposable dressing.  This distributed negative pressure helps draw wound edges together, removes infectious materials and actively promotes granulation at the cellular level.  Since its introduction, our V.A.C. Therapy technology has changed the way wounds are treated and managed. With more published clinical evidence than any competitive offering, V.A.C. Therapy has been selected by prescribers as the treatment of choice for approximately 3,000,000 patients worldwide.  As part of our corporate strategy and to better address customer and patient needs, we are in the process of expanding from our suite of NPWT products to a broad, differentiated NPWT therapeutic portfolio.  We are currently planning the commercial launch of two new NPWT products during 2010, the V.A.C.Ulta and V.A.C.Via Therapy Systems.  V.A.C.Ulta combines our existing V.A.C. Therapy technology with instillation techniques in one device, intended to augment and accelerate the wound healing process while targeting ease of use. V.A.C.Via is a disposable device designed with the clinical benefits of V.A.C. Therapy in an embodiment that is easier to procure, store and use, which we believe will enhance utilization and patient compliance.  Our new NPWT products, which are supported by new intellectual property, are in pre-commercialization stages and remain subject to regulatory approval in the U.S. and internationally.

We are also making significant investments in the development and commercialization of new AHS products in NPSM and NPRM over the next several years.  In 2009, we launched our first NPSM product, the ABThera Open Abdomen Negative Pressure Therapy System, which is used primarily for management of the open abdomen, and we plan to launch the Prevena Therapy System in 2010 for the management of higher-risk surgical site incisions.  In the future, our goal is to develop and commercialize new and next generation products in NPWT and NPSM, as well as advanced NPRM therapies for the treatment of chronic wounds and hard tissue defects.

Our AHS business offers an exclusive combination of technology, support and proven results that delivers 360 degrees of healing. In addition to the innovative therapy systems and dressings and the most evidence-based outcomes in the NPWT field, AHS also offers an unmatched integrated service and delivery model, which includes support through the care continuum provided by on-call clinical experts that offer clinical assistance and education across all care settings.

Products and Clinical Applications

Our AHS products are designed to deliver highly-effective therapies in multiple clinical applications with the needs of physicians, nurses, and patients in mind for both the acute care and post-acute care settings.  The table below provides a summary view of our NPTP products, including those that are already commercially available as well as those currently under development.  Unless otherwise noted, all of our AHS products are approved for use in the United States, Canada, and the European Union.

NPTP (Negative Pressure Technology Platform)
	NPWT (Negative Pressure Wound Therapy		NPSM (Negative Pressure Surgical Management)
Care Setting	Acute	Post -Acute	Acute (Operating Room)
Products	InfoV.A.C.® V.A.C. ATS® V.A.C. Instill® V.A.C.Ulta™†	ActiV.A.C. ® V.A.C Freedom® (1) V.A.C.Via™†	ABThera™	Prevena™ (2)
Clinical Application

Used primarily for creating an environment that promotes wound healing by preparing the wound bed for closure, reducing edema, promoting granulation tissue formation and perfusion, and by removing exudate and infectious material
Used primarily for management of the open abdomen, as a temporary bridging of abdominal wall openings where primary closure is not possible and/or repeat abdominal entries are necessary

Used primarily to manage surgical incisions by maintaining a closed environment to protect the incision site from external infectious sources, removing exudates, approximating incision edges and reducing edema

† Product currently in pre-commercialization phase; not currently approved for use with patients
(1) Certified for Joint Airworthiness by the U.S. Military
(2) CE Marked, approved for use only in the European Union and Canada as of January 29, 2010

NPWT Products

Each of the V.A.C. Therapy Systems in our NPWT portfolio consists of a therapy unit and four types of disposables: our proprietary dressings, an occlusive drape, a unique tubing system connecting the dressing to the therapy unit and a specialized canister.  Our V.A.C. Therapy dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical incisions, and diabetic foot ulcers, among others.  The V.A.C. Therapy unit consists of a pump that generates controlled negative pressure and sophisticated internal software that controls and monitors the application of the therapy.  The therapy can be programmed for individualized use based on prescriber preferences and requirements.  The occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site.  The tubing system is both a means of delivering negative pressure therapy to a wound site as well as a proprietary feedback mechanism to measure and monitor therapy levels. The canister collects the fluids, or exudates, helps reduce odors through the use of special filters and provides for safe disposal of medical waste.  Additionally, all of our V.A.C. Therapy units include safety alarms that respond in real time to signal users of any tubing blockage, dressing leakage or other condition which may interfere with appropriate therapy delivery.  The systems have a number of on-screen user-assist features such as treatment guidelines.

The superior clinical efficacy of our V.A.C. Therapy wound healing and tissue repair systems is proven and supported by an extensive collection of published clinical studies. In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.  The table below provides a summary description of each of our NPWT therapy systems and specialized dressings.

NPWT Products

NPWT Product	Introduction Year	Description
V.A.C.Ulta™ Therapy System	Planned in 2010
V.A.C.Ulta is designed to incorporate all of the functionality of InfoV.A.C. and V.A.C. Instill into a single therapy system thereby enhancing efficiency and ease of use. The therapeutic highlight is V.A.C. VeraFlo™ Therapy, which enhances V.A.C. Therapy with the controlled delivery and removal of topical solutions in the wound bed. V.A.C. VeraFlo Therapy expands the current NPWT market opportunity.

V.A.C.Via™ Therapy System	Planned in 2010
V.A.C.Via is designed as a single use, disposable NPWT device. V.A.C.Via provides all of the clinical benefits of V.A.C. Therapy for less-complex wounds having minimal to moderate levels of exudate. The portable, sleek design of V.A.C.Via enhances patient mobility and provides discretion, which enables improved patient therapy compliance.

V.A.C. ® GranuFoam™ Bridge Dressing	2009
The V.A.C. GranuFoam Bridge Dressing is specifically designed to allow the SensaT.R.A.C.™ Pad to be placed away from the wound site.  This makes the V.A.C. GranuFoam Bridge Dressing an ideal dressing for diabetic foot wounds requiring NPWT and off-loading therapy.  Because V.A.C. GranuFoam Bridge Dressing can be used with all existing V.A.C. Therapy Systems, and in combination with standard-of-care off-loading boots or devices, the V.A.C. GranuFoam Bridge Dressing improves patient mobility and allows patients to resume daily living activities.  The V.A.C. GranuFoam Bridge Dressing, when used with an off-loading boot and V.A.C. Therapy, facilitates patient transition from acute facilities to non-acute care settings.

V.A.C. ® Simplace™ Dressing	2008
The V.A.C. Simplace Dressing features a newly designed GranuFoam Dressing and a 3M™ Tegaderm™ Dressing designed exclusively for use with our proprietary V.A.C. Therapy Systems.  The unique features of the V.A.C. Simplace Dressing kit are designed to simplify and quicken the V.A.C. Therapy dressing application process, which results in improved adaptation of the technology with less training required. The new spiral shaped GranuFoam Dressing is pre-scored, which reduces the need to cut the foam and facilitates easier placement in the wound site.  The 3M Tegaderm Dressing conforms to the body and flexes with the skin to help ensure the existence of an optimal wound-healing environment.

InfoV.A.C. ® Therapy System	2007
InfoV.A.C. provides a digital wound imaging feature that allows caregivers to monitor and document wound healing progress.  Digital images can be reviewed on-screen or transferred electronically to help document patient progress, which enables convenient sharing of wound information among caregivers and payers who require evidence of wound healing.  Advancements also include SensaT.R.A.C. Technology and Seal Check™ Leak Detector, which simplify the application, monitoring and documentation of wound therapy.

ActiV.A.C.® Therapy System	2007
ActiV.A.C. addresses the demand for a simpler, lighter, and lower profile design that enhances patient comfort and mobility. ActiV.A.C. features newly-developed technology that automatically documents the patient's therapy history and treatment times.  Reports can be reviewed on-screen or downloaded to a computer and are electronically stored in the system.  ActiV.A.C., which can be battery operated, incorporates SensaT.R.A.C. Technology and Seal Check Leak Detector, which simplify the application, monitoring and documentation of wound therapy.

V.A.C. GranuFoam Silver® Dressing	2005
The V.A.C. GranuFoam Silver Dressing combines the proven benefits of NPWT with the antimicrobial attributes of silver.  The V.A.C. GranuFoam Silver Dressing is the only silver dressing that allows the GranuFoam Silver Dressing pores to directly contact the wound, thereby eliminating the need for additional silver dressing layers that may inhibit negative pressure and granulation.  Micro-bonded metallic silver is uniformly distributed throughout the dressing, providing continuous delivery of silver even after dressing sizing.  A single application of V.A.C. GranuFoam Silver Dressing eliminates the need for adjunct silver dressings.  The dressing offers a protective barrier to reduce certain infection-producing bacteria, yeast and fungi and may help reduce infections in the wound.

V.A.C. Instill® Therapy System	2003
V.A.C. Instill has all the capabilities and features of the V.A.C. ATS® (described below), while also providing the ability to instill topical wound treatment solutions and suspensions into the wound bed.

V.A.C. ATS® Therapy System	2002
V.A.C. ATS incorporates our proprietary T.R.A.C. technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol.  With the introduction of the InfoV.A.C. to the acute care market, V.A.C. ATS is being transitioned solely into the long-term care market segment and will be the initial therapy system commercialized in Japan.

V.A.C. Freedom® Therapy System	2002
V.A.C. Freedom was designed to meet the requirements for a lightweight product suitable for ambulatory patients.  V.A.C. Freedom also utilizes T.R.A.C. technology and T.R.A.C. dressings.  With the introduction of ActiV.A.C. to the post-acute market, V.A.C. Freedom is being transitioned primarily into the long-term care market.  In addition, V.A.C. Freedom has achieved Joint Airworthiness Certification status by the U.S. Military, following an extensive evaluation process testing the device’s safety for use on military aeromedical evacuation aircraft.  The certification program is a shared U.S. Air Force-Army initiative and applies to specific U.S. Air Force aircraft and U.S. Army helicopters.  The certification enables military caregivers to continue providing effective and uninterrupted treatment for injured military personnel that are being transported long distances from theatre hospitals to continental U.S. hospitals.

NPSM Products

The NPSM product portfolio consists of products designed specifically for use in the surgical suite. These products leverage the NPTP to address unique challenges that surgeons encounter during and after surgical procedures.  Each NPSM product offering includes a therapy unit, specific dressing, tubing set, drape, and canister.  The levels of negative pressure for each therapy unit are pre-determined based on the surgical procedures it is designed to address. Relevant alarms and alerts are also built into the unit and are based on the specific surgical procedure.  The dressings offered are designed to suit the needs of the surgeon during the surgical procedure.  A tubing set connects the dressing to the therapy unit. A canister is also available to collect exudate. The canister size varies to accommodate levels of exudate observed for each type of surgical procedure, ranging from 45 mL for the management of surgically-closed incisions to 1000 mL for the management of the open abdomen.  The table below provides a summary description of each of our NPSM therapy systems.

NPSM Products

NPSM Product	Introduction Year	Description
Prevena™ Incision Management System	2010
Prevena is designed for the management of surgical incisions.  Prevena provides a closed environment to protect the incision site from external infectious sources, removes exudates, approximates incision edges, and reduces edema, all of which assist with the management of surgical incisions.  Prevena is fully disposable and includes a battery-powered, pre-programmed therapy unit delivering negative pressure, a peel and place dressing and a carrying case.  Prevena is currently approved for use only in the European Union and Canada as of January 29, 2010.  Prevena is currently pending FDA approval in the U.S.

ABThera™ Open Abdomen Negative Pressure Therapy System	2009
ABThera is designed specifically for the management of patients with an open abdomen.  The system includes a dedicated therapy unit delivering negative pressure, which is designed to be easy to use and is made available in the operating room.  ABThera Therapy is a unique temporary abdominal closure technique, which helps achieve primary fascial closure, manage exudate, protect the abdominal contents and allow for rapid application.

Customers

In U.S. acute care and long-term care facilities, we bill our customers directly for the rental and sale of our products.  We contract with healthcare facilities individually or through GPOs that represent large numbers of hospitals and long-term care facilities.  In the U.S. homecare setting, we provide products and services to patients in the home and bill third-party payers, such as Medicare and private insurance, directly.  For 2009, 2008 and 2007, U.S. Medicare placements accounted for 15.2%, 17.0%, and 19.1% of total AHS revenue, respectively.  None of our individual customers or third party payers accounted for 10% or more of total AHS revenues for 2009, 2008 or 2007.  Outside of the U.S., most of our AHS revenue is generated in the acute care setting on a direct billing basis.  Sales and rentals of our AHS products accounted for approximately 70.6% of our total revenue in 2009.  By geographic region, North America and EMEA/APAC represented 75.8% and 24.2%, respectively, of total 2009 AHS revenue.

Reimbursement

We have extensive contractual relationships and reimbursement coverage for our AHS products in the United States.  We have contracts with nearly all major acute care hospital organizations and most major extended care organizations, either directly or through GPOs.  As of December 31, 2009, our AHS business had contracts with private and governmental payer organizations covering over 200 million member lives in the United States.  We are paid directly by hospitals and extended care organizations, who seek reimbursement for surgical procedures from both private and public payers.  A substantial portion of AHS product placements, particularly placements in the home, are subject to reimbursement coverage from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the United States, and other publicly-funded health plans in foreign jurisdictions.  As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers.

In the U.S. homecare market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. insurers have adopted coverage criteria similar to Medicare standards.  From time to time, the U.S. Medicare administrative agency, The Centers for Medicare and Medicaid Services, or CMS, publishes reimbursement policies and rates that affect reimbursement for our Medicare placements in the home.  The continued assignment of reimbursement codes by CMS to competing products increases the likelihood of the NPWT product category being included in future rounds of the Medicare competitive bidding program.

We are continuing our efforts to obtain expanded reimbursement for our NPWT products and related disposables in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Germany, Austria, the Netherlands, Switzerland, Canada, South Africa, Australia and the United Kingdom, mainly in the acute care setting.  Generally, our NPWT products are covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post-acute or community-based care settings.  However, in certain countries important to AHS’s growth, such as Germany, the United Kingdom, France and Spain, post-acute care coverage and reimbursement are largely provided on a case-by-case basis, and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community-based outpatient care settings.  In targeted countries, we are utilizing accepted “coverage with evidence” mechanisms in close cooperation with local clinicians and clinical centers, government health ministry officials, and in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement.

In the APAC region, we are undertaking major coverage and reimbursement efforts for our NPWT products.  In Japan, following our receipt of approval to begin market development activities in 2009, we submitted reimbursement applications for coverage of our V.A.C. Therapy Systems.  The successful results from our V.A.C. Therapy clinical trials, which we have reported, have been submitted with our reimbursement dossiers.  We expect to receive reimbursement approval in Japan in the first quarter of 2010 followed by commercial launch shortly thereafter.  In Australia, where acute care reimbursement for the V.A.C. Therapy System has been approved for many years, we are seeking reimbursement approval for V.A.C. Therapy in the post acute or community-based settings.  In this regard, negotiations are underway with the Australian health ministry, as well as that country’s largest private payers. Other APAC countries that are important to AHS’s growth are China, India, South Korea, Taiwan and Singapore, where we intend to dedicate substantial efforts to obtain reimbursement in the future.

In Germany, we now receive reimbursement for our NPWT products in the acute care setting.  We continue to seek expanded homecare reimbursement as part of our growth plans in Germany although there have been delays in this approval process.  We are working with the German government and several German insurance agencies to design clinical trials and possibly a registry for the purposes of assessing payment and coverage for V.A.C. Therapy in the home.  Initial patient enrollment is expected in the latter half of 2010 with all studies concluding in the 2012 time frame.  Assessment of results and any coverage decisions will follow the conclusion of the studies.

Overall, the prospects of achieving broader global coverage and reimbursement for our NPWT products in both acute and post-acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs balanced by the significant and growing evidence that our NPWT products have demonstrated the ability to prepare wounds for closure while reducing the overall costs associated with treatment. We believe that our plans to achieve positive coverage and reimbursement decisions for NPWT products outside the United States are supported by the growing need for clinical and economic evidence and are prioritizing these efforts country by country.

To ensure compliance with Medicare and other regulations to which we are subject, regional carriers often conduct audits and request patient records and other documents to support claims we submit for payment of services rendered to customers.  From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information. We also are subject to routine pre-payment and post-payment audits of reimbursement claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by us and could ultimately result in denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place us on extended pre-payment review, which could slow our collections process for submitted claims.  Initial audit findings of this type are subject to administrative remedies and appeals processes. Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

Competition

Historically, our AHS therapies and systems have competed primarily with traditional wound care dressings, other advanced wound dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and other medical devices used for wound care.  Many of these methods can be used to compete with our NPWT products or as adjunctive therapies which may complement our products.  In recent years, as a result of the success of our V.A.C. Therapy System, a number of companies have announced or introduced products similar to, or designed to mimic the product component of, our NPWT solution, and others may do so in the future.

We believe that the principal competitive factors within our markets are clinical outcomes, cost of care and support and service, especially across care settings. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional healthcare GPOs and care systems.  We believe our AHS business is well-positioned to compete effectively in advanced wound care markets based on our broad reach and relationships, the clinical efficacy and superior outcomes of our products, which is supported by a large body of evidence, and our differentiated global infrastructure, service and support.  Multiple studies have demonstrated that our V.A.C. Therapy System, including its unique foam dressing, provides a clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

Our AHS business primarily competes with Convatec, Huntleigh Healthcare/Getinge, Smith & Nephew, and Talley, in addition to several smaller companies that have introduced medical devices designed to compete with our products.

Sales and Marketing

We currently market our AHS products in the acute, extended and home care settings.  We operate one of the largest sales organizations in the world dedicated to wound healing with negative pressure, which is comprised of approximately 1,550 employees.  In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.  Our U.S. dedicated AHS sales organization consists of approximately 900 individuals dedicated to the sale and placement of AHS products and is organized by care setting.  Our international sales organization includes approximately 350 employees in 20 foreign countries, and we also have over 300 individuals in our sales organization that support both our AHS and TSS business units.  In addition, our Regenerative Medicine and AHS sales organizations are beginning to capitalize on synergistic opportunities involving commercialization of products used in surgical procedures, such as those involving the open abdomen.  Because physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of our marketing focus is to educate and train these medical practitioners in the application of our therapies, including the specific knowledge necessary to drive optimal clinical outcomes, restore patient well-being and reduce the cost of patient care.  Our AHS sales organization includes over 500 clinical consultants, all of whom are healthcare professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols and educate facility staff on the use of our therapies.  Additionally, these team members consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies.  In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

Seasonality

Historically, we have experienced a seasonal slowing of AHS unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

Operations and Manufacturing

Our U.S. operations have a national 24-hour, seven days-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers’ needs.  Additionally, we have approximately 1,000 employees located in San Antonio at our Advantage Center operation who perform functions associated with customer service and sales administration.  We maintain a secure and encrypted website, KCI Express®, allowing customers across all care settings to transact business with us directly and efficiently on the web.  This website, www.kciexpress.com, provides AHS customers self-service applications designed to meet the specific needs in their care setting.  In the U.S., we distribute our AHS products through a network of 111 service centers and three strategically located distribution centers.  Our U.S. network gives us the ability to deliver our products to any major Level I domestic trauma center rapidly.  Our international operations distribute our products through a network of 53 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market, but vary by country to ensure we meet the unique needs of our international customers.  In addition, we manage a V.A.C. Therapy van fleet which has enhanced our efficiency and ability to better serve customers by providing increased mobility and accelerated turnaround of products.

In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  To ensure availability when products are needed, the service organization manages our rental fleet of approximately 95,000 V.A.C. Therapy units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 1,000 employees in the U.S. and 600 employees internationally.

Our manufacturing processes for AHS products involve producing final assemblies in accordance with a master production plan.  Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers.  Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers.  The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is reasonably low.  Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization, or ISO, requirements.

Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C. Therapy units for our global markets.  Our Ireland plant also manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd.  We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.  In 2007, we entered into a supply agreement with Avail, which has a term of five years through November 2012 and may be renewed by agreement of both parties.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to any inability of Avail to perform under the agreement.  Approximately 22.6%, 24.1% and 24.1% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively, was generated from the sale of NPWT disposables.

REGENERATIVE MEDICINE

Description of Business

Our Regenerative Medicine business unit, operated by our wholly-owned subsidiary LifeCell Corporation, or LifeCell, develops, processes and markets novel biological soft tissue repair products made from human or animal sources that have been uniquely designed to harness the body’s natural healing processes to promote remodeling and regeneration of lost or damaged tissue while restoring function and well-being.  Soft tissue, such as skin, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels making up the tissue matrix.  As part of the body’s natural regenerative process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix.  However, in the event that a large portion of the body’s existing tissue matrix is destroyed or lost, such as from trauma or surgery, the body cannot effectively regenerate the damaged portion, resulting in scar formation.  In such situations, surgeons consider a number of treatment options in the attempt to restore structure, function and physiology, including the use of implant materials.  Alternatives include autograft transplants from one part of the patient’s body to another, processed allograft tissue, processed xenograft tissue and synthetic products.

We believe the use of autograft tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound.  We also believe there are disadvantages to using synthetic materials and certain biologic materials including their susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin.  Some biologic materials may include bovine collagen, which requires patient sensitivity testing.

We believe that our acellular tissue matrix products provide surgeons with benefits over other implant materials due to our approach to biomaterials processing, namely to produce advanced tissue matrix products which the body recognizes as safe and self, thus encouraging acceptance and proper incorporation which in turn allows progression to healing and restoration.  Our tissue matrix products undergo non-damaging proprietary processing, resulting in intact tissue matrices that are strong and support tissue regeneration by way of rapid revascularization and remodeling.  Our proprietary tissue processes remove cells from biologic tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.

Products and Clinical Applications

Our Regenerative Medicine product portfolio includes biological soft tissue repair products made from human and animal tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair or reinforce soft tissue defects or weaknesses.

Allograft-Based Regenerative Tissue Matrix Products

Our allograft-based tissue matrices are made from donated human skin tissue processed with our non-damaging proprietary technique.  Our allograft products support the repair or reinforcement of damaged or weakened tissue by providing a foundation for regeneration of normal human soft tissue.  Following transplant, our regenerative tissue matrix products revascularize and repopulate with the patient’s own cells becoming incorporated into the patient, thus providing a versatile scaffold with multiple surgical applications.  The table below provides a description of our allograft tissue matrix products, common clinical applications and distribution channels.

Allograft Products

Product	Description	Clinical Applications	Distribution
AlloDerm® Regenerative Tissue Matrix	Human allograft tissue matrix product
Predominately used in general, plastic and reconstructive  procedures:

• as an implant for soft tissue reconstruction or tissue deficit correction
• as a graft for tissue coverage or closure; and
• as a sling to provide support to tissue following nerve or muscle damage

Examples of application include:
• in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures
• in surgical repair of abdominal wall defects, to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue
• in periodontal surgical procedures, to increase the amount of attached gum tissue supporting the teeth as an alternative to autologous connective tissue grafts
• for the treatment of third-degree and deep second-degree burns requiring skin grafting to replace lost skin

Our direct sales force handles the distribution of AlloDerm RTM for all applications other than periodontal applications.

BioHorizons Implant Systems, Inc. is an exclusive distributor in the U.S. and certain international markets of AlloDerm RTM for use in periodontal applications.

Cymetra® Micronized AlloDerm® Tissue	Micronized human allograft tissue matrix product	Ideally suited for the correction of soft-tissue defects requiring minimally invasive techniques Example of application includes: • injection laryngoplasty	Our direct sales force handles the distribution of Cymetra Micronized AlloDerm Tissue.
GRAFTJACKET® Regenerative Tissue Matrix	Human allograft tissue matrix product
Intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures

Examples of application include:
• for rotator cuff tendon reinforcement
• by podiatrists for the treatment of lower extremity wounds (e.g., deep, chronic diabetic foot ulcers)

Wright Medical Technology Inc. is an exclusive distributor in the U.S. and certain international markets for GraftJacket RTM.
GRAFTJACKET® Xpress Flowable Soft Tissue Scaffold	Micronized human allograft tissue matrix product	Intended for the repair of damaged or inadequate integumental tissue, such as deep dermal wounds Example of application includes: • for tunneling diabetic foot ulcers	Wright Medical Technology Inc. is an exclusive distributor in the U.S. and certain international markets for GraftJacket Xpress.
AlloCraft® DBM	Human allograft bone-grafting product that combines demineralized bone and micronized human tissue matrix to form a putty-like material	Intended for use as a bone void filler in various orthopedic surgical procedures Example of application includes: • for spinal infusions	Stryker Corporation is our exclusive distributor for AlloCraft DBM in the United States.
Repliform® Tissue Regeneration Matrix	Human allograft tissue matrix product
Intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures

Examples of application include:
• as a bladder sling in the treatment of stress urinary incontinence
• for the repair of pelvic floor defects
Boston Scientific Corporation is an exclusive worldwide sales and marketing agent for Repliform TRM for use in urogynecology.

Xenograft-Based Reconstructive Tissue Matrix Products

Our xenograft-based tissue matrices are porcine skin tissue processed with our non-damaging proprietary processing technique that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response.  Our xenograft tissue matrix products support the repair of damaged tissue by allowing rapid revascularization and cell repopulation with a patient’s own cells, providing a versatile scaffold for optimal remodeling into the patient’s own tissues. The table below provides a description of our xenograft tissue matrix products, common clinical applications and distribution channels.

Xenograft Products

Product	Description	Clinical Applications	Distribution
Strattice™ Reconstructive Tissue Matrix	Porcine reconstructive tissue matrix product
Intended for use as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes

Examples of application include:
• in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures
• in surgical repair of abdominal wall defects, to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue
• in reinforcement and repair of stoma sites at risk of herniation
• in breast augmentation revisionary procedures

Our direct sales force handles the distribution of Strattice TM for all applications.
Conexa™ Reconstructive Tissue Matrix	Porcine reconstructive tissue matrix product	Intended for use in soft tissue reinforcement Example of application includes: • for reinforcement of rotator cuff, patellar, achilles, biceps, quadriceps, or other tendons	Tornier is an exclusive distributor for Conexa TM in the United States and certain international markets.

Customers

Our Regenerative Medicine sales accounted for approximately 14% of our total revenue in 2009.  By geographic region, North America and EMEA/APAC represented approximately 99% and 1%, respectively, of total 2009 Regenerative Medicine revenue.  Our tissue matrix products are used primarily by general, plastic and reconstruction surgeons for challenging abdominal wall/hernia repair, stoma reinforcement, breast reconstruction post-mastectomy, mastopexy, head and neck trauma, and certain cosmetic surgical procedures.  Hospitals are the primary purchasers of our tissue matrix products, and these surgical procedures are handled primarily in the hospital inpatient care setting.

Reimbursement

LifeCell has contractual relationships with hospitals and ambulatory surgical centers, or ASCs, in the United States.  For direct sales of our tissue matrix products, we are paid directly by hospitals and ASCs, who seek reimbursement for surgical procedures from both private and public payers.  In 2009, we launched Strattice in our EMEA geographic region, where we have initially contracted directly with hospitals for the use of Strattice in challenging hernia repair and breast reconstruction.  We are in the process of seeking reimbursement for Strattice from payers in Germany and the United Kingdom, and we plan to seek expanded reimbursement in other countries as we continue our geographic expansion in EMEA.

We have undertaken significant efforts to inform and educate private insurers about the clinical efficacy and economic value associated with the use of AlloDerm in the United States.  The majority of national and regional insurers have adopted coverage policies for the use of AlloDerm in connection with surgical procedures, making AlloDerm more accessible in the United States.  With the launch of Strattice in the first quarter of 2008, we initiated efforts to secure insurance coverage.  Initial coverage of Strattice has been favorable.

For the 2010 Healthcare Common Procedure Coding Systems, or HCPCS code set, we submitted to CMS a Coding Modification Recommendation requesting an appropriate HCPCS code for Strattice.  In November 2009, CMS notified us that a new HCPCS code was not created for Strattice and since that time we have resubmitted a new request for a HCPCS code for Strattice.  If we are successful in obtaining a code under this new request, the code would be effective beginning in 2011.  HCPCS product codes are important to facilities for appropriate payment for Strattice when procedures are performed in a hospital outpatient setting or in an ASC.

Competition

Our Regenerative Medicine products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.  Our tissue matrix products compete with synthetic surgical mesh products marketed by such medical device companies as Covidien, C.R. Bard Inc., Johnson & Johnson, Integra LifeSciences Holdings Corporation, and W.L. Gore & Associates.  Our tissue matrix products also compete with animal-derived products marketed by companies such as C.R. Bard Inc.; Cook, Inc., Covidien, TEI Biosciences Inc., and Synovis Surgical Innovations.  Two tissue processors, Musculoskeletal Transplant Foundation, or MTF, and RTI Biologics Inc., distribute human tissue-based products that compete with our products.  MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson.  RTI Biologics Inc. distributes its products through C.R. Bard Inc.  Our AlloCraftDBM product competes with other similar bone repair products produced by companies such as RTI Biologics Inc.; Osteotech, Inc.; AlloSource; Wright Medical Technology Inc.; IsoTis OrthoBiologics, Inc. and MTF.

Sales and Marketing

We currently market tissue matrix products in the United States primarily for abdominal wall surgery, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through our LifeCell direct sales and marketing organization.  As of December 31, 2009, this organization had a dedicated sales, marketing and customer service staff of approximately 200 employees, including 135 in the U.S. sales organization.  LifeCell sales representatives are responsible for interacting with plastic surgeons, general surgeons, and head and neck surgeons to educate them regarding the use and potential benefits of our tissue matrix products.  We execute a variety of professional medical education events including programs, national and international conferences, trade shows, and medical symposia.  We also participate in numerous national fellowship programs.  In addition, our LifeCell and AHS sales organizations are beginning to capitalize on synergistic opportunities involving commercialization of products used to manage certain clinically-challenging situations, such as those involving the open abdomen.

In addition to our direct sales and marketing efforts, we have a number of arrangements for the exclusive distribution of our tissue matrix products.  BioHorizons Implant Systems, Inc. is an exclusive distributor in the United States and certain international markets of AlloDerm for use in periodontal applications.  Wright Medical Technology Inc. is an exclusive distributor in the United States and certain international markets for GraftJacket.  Stryker Corporation is an exclusive distributor in the U.S. for AlloCraft.  Boston Scientific Corporation is an exclusive worldwide sales and marketing agent for Repliform for use in urogynecology.  Tornier is an exclusive distributor for Conexa in the United States and certain international markets.

Seasonality

Historically, our Regenerative Medicine business has experienced a seasonal slowing of sales in the third quarter of each year.  This seasonality could be due to less surgeries being performed when patients and surgeons are on vacation.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

Operations and Manufacturing

We conduct our Regenerative Medicine manufacturing operations, including tissue processing, warehousing and distribution at a single location in Branchburg, New Jersey.  We maintain inventory of our tissue matrix products for direct sales and we periodically ship product to our distributors, which they maintain in inventory until final sale.  We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods intended to comply with appropriate U.S. Food and Drug Administration, or FDA, and ISO requirements.  Demand for our tissue matrix products Strattice and AlloDerm is significant in the United States and we have expanded our manufacturing capabilities as a result.  In 2009, we finalized the validation of a new manufacturing suite in our existing facility that is now fully operational.  We believe that demand for Strattice, especially larger product sizes, is likely to increase further as we expand the number of applications, products and geographies based on our corporate strategy.  Also, demand for AlloDerm continues to be strong in the United States in light of a demonstrated physician preference for AlloDerm in breast reconstruction and head and neck applications.  Sales of Strattice and AlloDerm may be constrained in the future by our ability to manufacture sufficient quantities to meet demand, as they were in 2009. We currently believe that inventory levels of Strattice are now sufficient to meet 2010 demand, and we expect to attain sufficient inventory of AlloDerm by the end of the second quarter of 2010.

Our allograft tissue matrix products are made from donated human skin tissue.  In 2009, we obtained all of our donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States.  These tissue banks and organ procurement organizations are subject to federal and state regulations.  Specifically, the National Organ Transplant Act, or NOTA, prohibits the sale of any human organ or tissue but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue.  We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing.  In addition, we require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA.  NOTA does not apply to xenograft tissue products; however, our materials and tissue suppliers are subject to extensive regulatory requirements applicable to their operations.

Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially, and thus our requirements for donor tissue have also increased substantially.  Although we have numerous sources of donated human tissue, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.

Our xenograft tissue matrix products are made from porcine skin tissue.  Midwest Research Swine, or MRS, is our sole supplier of porcine tissue.  MRS is supplied by three separate breeding herd farms that are isolated for biosecurity.  We are currently exploring additional supply alternatives to address our future supply requirements and increase our supply chain security and plan to qualify a reliable second source supplier by the third quarter of 2010.  Also, we obtain from a single supplier certain specialized solutions that are essential to the processing of our xenograft tissue matrix products.  We are exploring additional supply alternatives to address our future supply requirements and increase our supply chain security.  We are currently in the process of building inventory of these solutions and are currently negotiating a long-term supply arrangement with the supplier.

THERAPEUTIC SUPPORT SYSTEMS

Description of Business

Our Therapeutic Support Systems business, or TSS, originated with the introduction of the RotoRest™ bed over 30 years ago and now includes other specialty hospital beds, mattress replacement systems and other products.  Our TSS business is comprised of three primary surface categories: critical care, wound care and bariatric.  Our critical care products, often used in the ICU, are designed to address pulmonary complications associated with immobility, while our wound care surfaces are used to reduce or treat skin breakdown, and our bariatric surfaces assist caregivers in the safe and dignified handling of patients of size.  We also market products designed to reduce the incidence and severity of patient falls in the hospital setting.  In our TSS business, we are investing in the development and commercialization of enhanced products designed to meet the needs of ICU patients and to reduce or prevent “never” events such as hospital-acquired pressure ulcers, nosocomial infections and injurious falls.

Products and Clinical Applications

Our TSS business offers the following clinically effective portfolio of beds, mattress replacement systems, and other products for critical care, wound care and bariatric care settings:

Care Setting	Key Products	Description	Key Benefits
Critical Care	• RotoProne™ • TriaDyne Proventa™ • TriaDyne™ II • RotoRest™ Delta
• Product offerings include proning, rotational and percussion specialty beds / surfaces
• Beds designed to address specific patient types in the ICU, including:
o Pulmonary complications (e.g., ARDS and VAP)
o Specific mobility requirements (e.g., spinal cord injury)
• Some ICU beds / surfaces may also have wound care features

• Provides patient mobility to help treat Ventilator Acquired Pneumonia (VAP) through continuous rotation • Provides therapeutic benefit for ARDS patients through prone positioning
Wound Care	• TheraPulse™ ATP™ • KinAir™ products • Spirit Select™ • AtmosAir™ products • First Step™ products • TheraKair™ products • InterCell™ • ProfiCare™ • Innova™ products • TheraRest™ • RIK™ Surfaces
• Beds / surfaces designed to redistribute pressure to slow the progression and decrease the incidence of pressure wounds; these beds / surfaces also provide pulsation, alternating pressure, and low air loss
• Most beds / surfaces  designed to provide an ideal microclimate for skin protection and moisture control

• All products provide pressure redistribution
• Some products also manage skin microclimate (e.g., low air loss)
• Some products reduce shear and friction (not including treatments that are directly applied to wounds)
• Some products provide pressure redistribution while minimizing the impact of patient falls

Bariatric Care	• BariMaxx™ II • BariAir™ • BariKare™ • MaxxAir ETS™	• Provides support for overweight and morbidly obese patients • Some bariatric beds / surfaces also have wound care features • Some products offer features to assist with mobility
• Beds / surfaces designed to support large patients weighing up to 1000 lbs and accommodate patients up to 48” wide
• Some products also contain wound care surfaces offering
         o Pressure redistribution
         o Rotational therapy
• Patient transfer equipment offered, including lift systems, wheelchairs, walkers and commodes

Critical Care

The most critically-ill patient population is generally cared for in the ICU of a hospital, where they can receive the most intense medical treatment and attention.  Patients treated in the ICU usually suffer from serious acute or chronic diseases or severe traumatic injuries.  These patients often have, or develop, pulmonary complications, such as ARDS, resulting directly from their conditions or stemming from their impaired mobility coupled with forced ventilation.  Some ICU patients are in such acute distress that their organ systems are at risk of failure and many are on some type of life-support. Treating pulmonary complications requires special equipment and treatment methods. Because of the aggressive and specialized treatments required to address these life-threatening conditions, daily patient-care costs in the ICU are high.  The advanced therapies offered by our TSS business are designed to help facilities manage patient outcomes in the critical care setting by helping to treat and prevent pulmonary complications associated with immobility.  Our critical care therapies consist of Kinetic Therapy, Prone Therapy and Kinetic Prone Therapy to improve oxygenation levels and mobilization of lung secretions.  We introduced Kinetic Therapy in 1976 with the RotoRest bed; such therapy involves the side-to-side rotation of a patient to an angle of at least 40 degrees per side and has been shown in independent clinical studies to reduce the incidence of certain pulmonary complications and length of stay in the ICU.  Prone Therapy involves turning a patient from the supine to prone position (180 degrees) and often is done manually by nurses in the ICU.  Independent clinical studies have demonstrated that proning an ICU patient improves oxygenation which is critical for the survival of ARDS patients whose lungs have a seriously impaired ability to provide an adequate gas exchange.  Improvement of oxygenation levels can reduce ventilator time and ICU length of stay, with more recent studies suggesting overall improved mortality rates.  We introduced Kinetic Prone Therapy in 2005 with RotoProne Therapy System and enabled the automatic proning and rotation of a patient coupling the advantages of Kinetic Therapy and Prone Therapy.

Wound Care

Our pressure relieving TSS products help manage the complications and expenses associated with pressure ulcers by providing therapy for the treatment of pressure sores, burns, ulcers, skin grafts, and other skin conditions as well as helping prevent the formation of pressure sores that can develop in immobile individuals.  Our TSS products optimally redistribute the amount of pressure on a patient's intact skin surface (prevention) or an existing wound site (treatment) by redistributing forces away from the skin or wound site through immersion of the patient into a medium such as air, foam, silicon beads, or viscous fluid.  Our TSS products also help to reduce shear, a major factor in the development of pressure ulcers, by reducing the amount of friction between the skin surface and the surface of the bed.  Many of our TSS products also provide moisture control, a major cause of maceration of the skin, by flowing air through the support surface to the skin, keeping the skin dry and moisture free.  In addition to providing pressure-redistributing therapy, some of our products also provide for the pulsing of air into the surface cushions, known as Pulsation Therapy, which helps improve blood and lymphatic flow to the skin.  Some of our TSS products further promote healing and reduce nursing time by providing an automated “wound care” turn of at least 20 degrees per side.  Our therapeutic wound care surfaces are utilized by patients in hospitals, residents in nursing homes and individuals in the home.

Bariatric Care

In the United States, the prevalence of morbidly obese patients (BMI>40) grew over 52% from the year 2000 to 2005 and super obese patients (BMI>50) saw an increase of 75% over the same time period. In addition, obesity is now the leading cause of preventable death in the U.S.  Obese patients are often unable to fit into standard-sized beds and wheelchairs and pose an increased risk to themselves and caregivers.  Moreover, treating obese patients is a significant safety issue for many healthcare organizations, causing several states and many organizations to adopt a “no lift” policy because moving and handling obese patients increases the risk of injury to healthcare personnel.  We offer innovative solutions to help manage the care of obese patients through a comprehensive offering of safety-focused and therapy-driven products, education and training, which enables caregivers to care for obese patients in a safe and dignified manner in all care settings while complying with any applicable “no lift” policy.  While our bariatric products are generally used for patients weighing between 300 and 600 pounds, our products can accommodate patients weighing from 850 to 1,000 pounds.  Our most sophisticated bariatric product can serve as a cardiac chair, weight scale, and x-ray table; and many of our products provide therapies like those in our wound treatment and prevention products.

Customers

TSS sales and rentals accounted for 15.1% of our total revenue in 2009.  By geographic region, North America and EMEA/APAC represented 65.4% and 34.6%, respectively, of total 2009 TSS revenue.  TSS is primarily a rental-focused business, with 85.1% of TSS revenues from rentals.  A majority of TSS revenue comes from acute care facilities customers, accounting for approximately 90% of TSS revenues.  We have agreements with numerous GPOs which negotiate rental and purchase terms on behalf of large groups of acute care and extended care organizations.  We believe that some of our larger customers desire alternatives to rental for at least some of their business, and we are evaluating and developing alternative models that will meet our customers’ needs now and into the future.

Reimbursement

We have extensive contractual relationships with hospitals and extended care facilities for our products in our North America and EMEA geographic regions.  Acute and extended care organizations pay us directly for our products and services.  In the U.S., we have contracts with nearly all major acute care hospital organizations and most major extended care organizations who seek reimbursement from both private and public payers based on the patient’s condition or diagnosis.  Medicare and Medicaid reimburse these care settings generally at prospective or fixed rates based on a patient’s length of stay and disease complexity.

Competition

Our primary competitors with respect to TSS products for treatment of pulmonary complications in the ICU and wound treatment and prevention are Gaymar, Hill-Rom Company, Huntleigh Healthcare/Getinge, Stryker Corporation and UHS.  In the bariatric market, our primary competitors are Hill-Rom Company, Sizewise Rentals, Stryker Corporation and Huntleigh Healthcare.  We also compete on a regional, local and market segment level with a number of other companies.

Sales and Marketing

Our worldwide TSS sales organization consists of approximately 200 dedicated individuals, and we also have over 300 individuals in our sales organization that support both our AHS and TSS business units.  Because physicians and nurses are critical to the adoption and use of our TSS products, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care.  We have approximately 100 TSS clinical consultants, all of whom are healthcare professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols.  Our clinicians educate acute care and extended care organizations on the use of our products.

Operations and Manufacturing

Through our network of service centers, we are able to rapidly deliver, manage and service our products at major hospitals in the United States, Canada, Australia, New Zealand, Singapore, South Africa and most major European countries.  This extensive network is critical to securing national contracts with GPOs.  Our network also provides a platform for the rapid introduction of new products.  Our U.S. operations have a national 24-hour, seven days-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers’ needs.  In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  Our TSS business shares certain resources with the AHS business, including our KCI Express website and approximately 1,000 employees located in San Antonio at our Advantage Center who perform functions associated with customer service and sales administration.  In the United States, we distribute our TSS products through a network of 111 service centers, which gives us the ability to deliver our products to any major Level I domestic trauma center rapidly.  Our international operations distribute our TSS products through a network of 53 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market but vary by country to ensure we meet the unique needs of our international customers.

Our manufacturing processes for TSS products, including mattress replacement systems and overlays, involve producing final assemblies in accordance with a master production plan.  Assembly of our products is accomplished using metal parts, including bed frames, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers.  Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers.  The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is reasonably low.  Our manufacturing processes and quality systems are intended to comply with appropriate FDA and ISO requirements.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Healthcare Reform

In the United States, healthcare reform legislation will most likely remain focused on reducing the cost of healthcare.  We believe that efforts by private payers to contain costs through managed care and other methods will continue in the future as efforts to reform the healthcare system continue.  The demand for our products and the amount we may be reimbursed for our products is in many cases dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.

The many healthcare reform initiatives in the United States have caused healthcare providers to examine their cost structures and reassess the manner in which they provide healthcare services.  This review, in turn, has led many healthcare providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies.  A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home healthcare agencies, have been affected by this consolidation.  An extensive service and distribution network and a broad product line are key to servicing the needs of these larger provider networks.  In addition, the consolidation of healthcare providers often results in the re-negotiation of contracts and the granting of price concessions.  Finally, as GPOs and integrated healthcare systems increase in size, each contract represents a greater concentration of market share, and the adverse consequences of losing a particular contract increases.

Intellectual Property

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties.  We seek patent protection in the United States and abroad.  We have approximately 200 issued U.S. patents relating to our existing and prospective products.  We also have over 230 pending U.S. patent applications.  Globally, we have over 1,300 issued patents and over 1,300 pending patent applications.  Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks.  We have over 85 trademarks registered with the U.S. Patent and Trademark Office.  We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

We have patents relating to our NPTP products, in the form of owned and licensed patents, including over 85 issued U.S. patents and approximately 175 U.S. patent applications pending.  Our worldwide patent portfolio (including owned and licensed patent assets) relating to our NPTP products includes more than 850 issued patents and approximately 1,100 pending patent applications, including protection in Europe, Canada, Australia, Japan and the U.S.  Most of the V.A.C. Therapy patents in our patent portfolio have a term of 20 years from their date of priority.

On October 6, 1993, we entered into a license agreement with Wake Forest University on which we rely in connection with our AHS business.  Under this agreement, Wake Forest University has licensed to us on a worldwide, exclusive basis the right to use, lease, sell and sublicense its rights to certain patents that are integral to the technology that we incorporate in our V.A.C. Therapy Systems.  These patents extend through late 2012 in certain international markets and through the middle of 2014 in the United States.  The term of the agreement continues for as long as the underlying patents are in effect, subject to Wake Forest University’s right to terminate earlier if we fail to make required royalty payments or are otherwise in material breach or default of the agreement.

There are certain primary patents and patent applications that we rely upon to protect our Regenerative Medicine technology.  Three issued U.S. patents cover methods of producing our tissue-based products.  Seven additional U.S. patents and over 20 pending U.S. patent applications supplement these patents and cover methods and apparatus for using, preparing, preserving and freeze-drying tissue-based products.  Our Regenerative Medicine technology also relies upon certain knowledge that we consider proprietary, and we protect such information as trade secrets, as business confidential information or as know-how.  Additionally, we license rights to additional technologies, some of which are protected by patents owned by others.  We also have applied for patent protection in several foreign countries.  Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

We are subject to legal proceedings involving our patents that are significant to our business.  These proceedings are discussed subsequently in "Item 3: Legal Proceedings."

Research, Development and Clinical Sciences

In 2009, we continued our successful track record of advancing therapies in our AHS, Regenerative Medicine and TSS businesses through new product introductions and significant enhancements to existing products.  Our development and commercialization of our NPTP products, including proprietary, differentiated disposable dressings, has established us as a leader in advanced wound care and tissue healing.  With the integration of LifeCell products, we now offer a portfolio of tissue matrix products that are used in a variety of surgical procedures including: breast reconstruction, abdominal wall reconstruction, and orthopedic repair.  From LifeCell, we also gained valuable competencies in biological matrix and tissue regeneration technologies to complement our product development efforts.  Our TSS technology originated with the introduction of the RotoRest bed over 30 years ago.  Since that time, we have continued to develop and commercialize a broad spectrum of TSS products which have significantly enhanced patient care.  Additionally, we are committed to clinical research that continues to demonstrate the benefits of our technologies.

We continue to focus our efforts in developing new cost-effective products and technologies that result in superior clinical outcomes.  One of our primary focuses for innovation is to gain greater insights into areas of high clinical needs, where we can bring new product solutions with novel technologies to help clinicians address these problems.  In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use.

We are devoted to the discovery, development and commercialization of innovative, high-technology therapies and products that are designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  Our current research and development activities are accomplished through approximately 300 employees worldwide.  Significant investments in our 2009 research, development and clinical sciences include:

•	new products designed to simplify use and tailored to the needs of different wound types and care settings;
•	new applications of negative pressure technology and unique differentiated dressings for other therapeutic modalities;
•	development of new surgical applications for LifeCell tissue matrices;
•	research on new technologies in wound healing and tissue repair;
•	research programs designed to expand our product line in the rapidly growing biosurgery market, and
•	initiation, execution or support of a number of clinical trials, registries, development studies, and investigator initiated trials.

Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007

Research and development spending	$92,088	$75,839	$50,532
Percentage of total revenue	4.6%	4.0%	3.1%

Working Capital Management

We maintain inventory parts, supplies and disposables to support customer needs in our service centers, manufacturing facilities and distribution warehouses.  We also maintain inventory for conversion to our AHS and TSS rental fleet in our manufacturing facilities.  Our AHS rental equipment cannot be used without the disposables that support our therapy systems.  As such, we generally ship disposable inventory directly to the customer.

Our payment terms with acute care and extended care organizations are consistent with industry standards and generally provide for payment within 30 days of invoice.  Our payment terms with third-party payers, including Medicare and private insurance generally vary from 30 to 45 days, which is consistent with industry standards and is regulated by contract and state law.  A portion of our receivables relate to unbilled revenues arising in the normal course of business.  A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our acute care or extended care organization customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

Regulatory Matters

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive federal and state governmental regulation.  Most notably, all of our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act, or FDC Act, as implemented and enforced by the FDA.  The FDA, and in some cases other government agencies, administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making a 510(k) submission) or premarket approval (by filing a premarket approval application, or PMA) from the FDA pursuant to the FDC Act.  In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer.  The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer.  We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

FDA regulatory requirements for human allografts are complex and constantly evolving.  The FDA sets forth a test for determining whether human cellular and tissue-based products, or HCT/P, are eligible for tissue regulation (as opposed to medical device or biologic regulation).  A product containing human tissue may be regulated solely as a human cellular and tissue-based product or it may also be subject to regulation as a medical device or biologic.  The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions).  HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

We believe that AlloDerm, GraftJacket RTM and Repliform TRM satisfy FDA requirements to be considered HCT/P, eligible for regulation solely as human tissue, and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products. AlloCraft DBM is regulated as an HCT/P and medical device and had received 510(k) clearance.  Our xenograft products are regulated as medical devices and have all received 510(k) clearance.

After a device is placed on the market, numerous regulatory requirements continue to apply.  Those regulatory requirements include the following: product listing and establishment registration; adherence to the Quality System Regulation, or QSR, which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections to verify compliance with the QSR as well as other regulatory requirements.  If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt manufacturing and distributing products, civil or criminal sanctions, refusal to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside of the United States, restrictions on operations or withdrawal or suspension of existing approvals.  The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice, or GMP, in the manufacture of our Strattice product.  This warning letter arose from an inspection of LifeCell’s manufacturing facility in 2008 which led to observations by the FDA identifying certain observed non-compliance with GMP in the manufacture of Strattice and non-compliance with Good Tissue Practice, or GTP, in the processing of AlloDerm.  The FDA completed a re-inspection of LifeCell in November 2009.  The inspection included a verification of all commitments made by LifeCell to address the items noted in the warning letter as well as a complete Quality Systems inspection.  The FDA concluded that all items cited in the warning letter have been resolved.  In addition, the Quality Systems inspection did not result in any observed non-compliance with GMP or GTP.   The FDA requires no further action or follow-up by LifeCell.

In October 2009, we became aware of an investigation being conducted by the FDA into the safety of certain power cords supplied to medical device manufacturers, including KCI, by Electri-cord Manufacturing Company.  Due to the potential safety risks associated with the 110 volt AC power cords manufactured by Electri-cord, we have determined to initiate a voluntary correction of specific KCI for-sale products in order to inspect and replace the affected power cords.  Affected products include AHS and TSS products.  With respect to KCI’s AHS and TSS rental fleets, the power cord replacements will occur during normal service cycles.  KCI reported this voluntary correction to the FDA and the agency published this action as a Class II recall in a February 2010 enforcement report.  The replacement of the affected power cords began in 2009 and will continue in 2010, and we do not expect this will have a material impact on our results of operations.

In November 2009, the FDA issued a Preliminary Public Health Notice, or PHN, notifying caregivers and patients of potential complications associated with the use of NPWT products.  The complications cited by the FDA and the recommendations for care-givers and patients are consistent with the labeling and training we provide in our professional education programs.  We believe that our demonstrated commitment to the safety and efficacy of our products is consistent with the FDA’s messaging in the PHN.  In our educational programs, we give detailed guidance to practitioners regarding the selection of patients, contraindications, patient risk factors and the warnings included in our labeling.  In addition, all of our V.A.C. Therapy patients receive detailed instructions on how to use our products as well as information on possible complications, patient risk factors, and warnings associated with using our products.  These efforts, combined with our nation-wide 24-hour clinical support and service, as well as our provision of a continuum of care between care settings, set us apart as a leading NPWT provider in the United States and around the world.  We continue to provide our customers with the highest level of clinical support and education to minimize the incidence of complications associated with our products.  However, when complications associated with our products do occur, we file Medical Device Reports with the FDA consistent with the highest standards of quality, compliance and complaint reporting.  V.A.C. Therapy is designed to safely treat complicated wounds, often on patients with severe comorbidities; reported complications are extremely rare.  Although the FDA did not specifically tie KCI or V.A.C. Therapy to safety issues in the PHN, we have received and responded to several inquiries from customers and professional associations concerned about the notice.  We will continue to monitor and respond to the concerns of our customers regarding the PHN and any similar communications by the FDA in the future.

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business.  These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications.  Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems.  Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.  For example, the European Commission, or EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union.  Certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union.

Human Tissue Regulation

In addition to the regulations applicable to our products generally, procurement of certain human organs and tissue are subject to federal and state regulations, such as NOTA, which prohibits the sale of any human organ or tissue.  The FDA has also issued regulations that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow GTP in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases.  Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements.  The FDA regulations also require us to report adverse reactions and deviations from donor screening and other applicable requirements.

A few but increasing number of states including Florida, California, Oklahoma, Illinois, New York and Maryland impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue.  Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

The regulation of our human tissue products outside the United States varies by country and is complex and constantly evolving.  A limited amount of our human tissue products are currently distributed in several countries internationally.  Certain countries regulate our human tissue products as pharmaceutical products, requiring us to make extensive filings and obtain regulatory approvals before selling our product.  Certain countries classify our products as human tissue for transplantation but may restrict its import or sale.  Certain foreign countries have laws similar to NOTA.  These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries.  Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet.  Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

Healthcare Laws

We are subject to various federal, state and local laws in the United States targeting fraud and abuse in the healthcare industry, which generally prohibit us from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs. Healthcare costs have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world.  The U.S. federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs.  Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare.  Violations of fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside of the United States.

Medical Record Confidentiality and Privacy Laws

The Health Insurance Portability and Accountability Act, or HIPAA, covers a variety of provisions which impact our business, including the privacy of patient healthcare information, the security of that information and the standardization of electronic data transactions for billing.  Sanctions for violating HIPAA include criminal penalties and civil sanctions.  HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable protected health information, or PHI.  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI.  HIPAA regulations regarding standardization of electronic data billing transactions also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible. However, the healthcare industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

Other Regulatory Requirements

We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-U.S. jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business.  Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws.  Our policies mandate compliance with these anti-bribery laws.  We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices.  In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control and the Department of Commerce’s Bureau of Industry and Security, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government.  Our policies require our employees to complete a training and compliance program, and we have internal controls, policies, and procedures aimed at providing employees with guidance related to the proper conduct of international business.

Environmental Matters

Our manufacturing operations worldwide are subject to many requirements under environmental laws.  In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants on the ground.  Violations of these laws can result in significant civil and criminal penalties and incarceration.  The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions.  Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law.  U.S. laws also typically allow citizens to bring private enforcement action in some internal business situations.  Outside of the United States, the environmental laws and their enforcement vary and may be more burdensome. For example, some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life, and others restrict the materials that manufacturers may use in their products and require redesign and labeling of products.  Although such laws do not currently have a significant impact on our products, they are expanding rapidly in Europe.  We have management programs and processes in place that are intended to minimize the potential for violations of these laws.

Other environmental laws, primarily in the United States, address the contamination of land and groundwater and require the clean-up of such contamination.  These laws may apply not only to the owner or operator of an on-going business, but also to the owner of land contaminated by a prior owner or operator.  In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not it has a legal interest in the land, may be subject to a requirement to clean up the parcel.

Employees

We currently have approximately 6,800 employees worldwide, the majority of whom are located in North America.  Other major concentrations of employees are located in Europe and at our manufacturing, research and development and engineering operations based in the United Kingdom, Ireland and Belgium.  None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.  We believe that our relationship with our employees is generally good.

Availability of Securities and Exchange Commission Filings

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

We face significant and increasing competition in each of our businesses, which are intensely competitive and are characterized by rapid technological change.  We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources.  Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors.  Our ability to compete with other developers of advanced therapies and technologies will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances.  Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive.  Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.  For additional information regarding our competitive positioning, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Competition; Regenerative Medicine—Competition; and Therapeutic Support Systems—Competition.”

We expect competition in our AHS business to increase over time as competitors introduce additional products competitive with our products in the advanced wound care market.  Additionally, as some of our patents in the field of NPWT start to expire in 2012 in certain international markets and in 2014 in the United States we expect increased competition with products adopting basic NPWT technologies.  Our NPWT systems also compete with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care in the United States and internationally.  With respect to our Regenerative Medicine business, any failure by us to adequately supply customers may give competitors an opportunity to increase their sales to our customers, and it may be difficult for us to win back lost accounts.  In addition, consolidation and the entrance of new low-cost competitors to our TSS business has greatly increased competition in the United States and abroad.  These companies have competed in all areas, but most effectively with our most price sensitive customers such as extended care facilities, and have grown in size and scale.  If we are unable to effectively differentiate our products from those of our competitors, our market share, sales and profitability could be adversely impacted.

If we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed.

Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products.  Innovation in developing new product lines and in developing enhancements to our existing products is required for us to grow and compete effectively.  The completion of development of any new products remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical problems; obtaining regulatory approval of such products, if required; manufacturing difficulties; the possibility of significantly higher development costs than anticipated; and gaining customer acceptance.  Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

Our current and future products are subject to regulation by the FDA and other national, federal and state governmental authorities.  We may be required to undertake time-consuming and costly development and clinical activities and seek regulatory clearance or approval for expanded clinical applications for current products and new products.  Clearance and/or approval might not be granted for a new or modified product or expanded uses of existing products on a timely basis, if at all.  Also, our determination that our allograft products are eligible for regulation as HCT/P is limited to their current intended uses.  In the future, we may wish to market our allograft products for new intended uses, which may be require premarket clearance or approval under FDA medical device or biologic regulations, which could be time consuming and costly.  Applicable regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales.  Additionally, the FDA could prohibit distribution of existing products for new uses until clearance or approval is obtained.  We cannot assure that clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all.  Our failure to maintain clearances or approvals for existing products or to obtain clearance or approval for new or modified products could adversely affect our results of operations and financial condition.

In addition, we may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care, therapeutic support systems or regenerative medicine for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may impair our ability to successfully commercialize new products.

If we are unsuccessful in protecting and maintaining our intellectual property, particularly our rights under the exclusive license from Wake Forest University to the patents protecting our V.A.C. Therapy Systems, our competitive position would be harmed.

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

When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise not enforceable or are already licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  Since 2007, multiple requests for reexamination of patents owned or licensed by KCI relating to our AHS business were granted by the U.S. Patent and Trademark Office, or USPTO, including the Wake Forest Patents.  If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or cancelled through litigation or reexamination, our competitive position would be harmed.  For more information on our current intellectual property litigation and the status of USPTO re-examination proceedings, see Item 3: “Legal Proceedings.”

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses would suffer.

KCI and its affiliates are involved in multiple patent litigation suits in the United States and Europe involving the Wake Forest Patents as well as other patents owned or licensed by KCI, as described in Item 3: ‘‘Legal Proceedings.”  If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for KCI’s V.A.C. Therapy Systems could be negatively impacted in the United States or Europe, due to increased competition, and pricing of our therapy systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  For example, in the United Kingdom and Germany, where the Wake Forest patents were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in AHS revenue as a result.  We derived approximately 51% and 53%, respectively, of total revenue for the years ended December 31, 2009 and 2008 from our domestic NPWT products relating to the U.S. patents at issue in ongoing U.S. litigation.  In continental Europe, we derived approximately 12% and 13%, respectively, of total revenue for the years ended December 31, 2009 and 2008 in AHS revenue relating to the patents at issue in ongoing European litigation.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources, and require significant charges or write-downs.

We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances.  We may be unable to find suitable acquisition candidates or appropriate partners with which to form alliances.  Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete the acquisitions or alliances on favorable terms, if at all.  In addition, the process of integrating an acquired business, technology, service or product into our existing operations could result in unforeseen difficulties and expenditures.  Integration of an acquired company often requires significant expenditures as well as significant management resources that otherwise would be available for ongoing development of our other businesses.  Moreover, we may not realize the anticipated financial or other benefits of an acquisition or alliance.  In May 2008, we completed our acquisition of LifeCell.  The success of our acquisition of LifeCell will depend, in part, on our ability to achieve the anticipated revenue synergies and other strategic benefits from combining the businesses of KCI and LifeCell.

We may be required to take charges or write-downs in connection with acquisitions.  Our financial results, including earnings per share, could be adversely affected by financial adjustments required by U.S. GAAP in connection with our acquisition of LifeCell.  To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

Changes in U.S. and international reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.

The demand for our products is highly dependent on the regulations, policies and rules of third-party payers in the United States and internationally, including the U.S. Medicare and Medicaid programs, as well as private insurance and managed care organizations that reimburse us for the sale and rental of our products.  If coverage or payment regulations, policies or rules of existing third-party payers are revised in any material way in light of increased efforts to control healthcare spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of furnishing or renting our products could increase.

In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of biologicals, durable medical equipment, or DME, medical devices, and related supplies in various care settings.  Adverse interpretation or application of Medicare contractor coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such determinations and changes can often be challenged only through an administrative appeals process.

From time to time, we have been engaged in dialogue with the medical directors of the various Medicare contractors, including the Durable Medical Equipment Medicare Administrative Contractors, or DMACs, in order to clarify local coverage policies for our tissue matrix and NPWT products.

In some instances relating to reimbursement of our NPWT products, the DMAC medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours. Although we have informed the DMACs and medical directors of our positions and billing practices, our dialogue has yet to resolve all open issues.  In the event that our interpretations of NPWT coverage policies in effect at any given time do not prevail, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our AHS revenue from Medicare placements in the United States.

In addition, the current Medicare NPWT coverage policy instructs the DMACs to initially deny payment for any NPWT placements that have extended beyond four months in the home; however, we are permitted to appeal such non-payment on a claim-by-claim basis.  As of December 31, 2009, we had approximately $11.8 million in outstanding receivables relating to Medicare NPWT placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment.  We may not be successful in collecting these amounts.  Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables.  In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed claims in the future.

If we are unable to obtain expanded reimbursement for our products in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.

The successful global expansion of our business is dependent upon our ability to obtain expanded reimbursement for our products in the United States and in foreign jurisdictions.  We are continuing our efforts to obtain reimbursement for Strattice and V.A.C. Therapy systems and related disposables in foreign jurisdictions.  For V.A.C. Therapy systems and related disposables, these efforts have resulted in varying levels of reimbursement from private and public payers in multiple countries, mainly in the acute care setting.  In these jurisdictions and others outside the United States, we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy Systems and related disposables in these markets.  In Japan, our AHS commercialization plans are dependent upon obtaining reimbursement for V.A.C. Therapy Systems.  We expect to receive reimbursement approval in Japan in the first quarter of 2010 followed by commercial launch shortly thereafter.  In the event that we are unable to obtain reimbursement approvals in 2010, it is likely that we would not be able to obtain acute care reimbursement of V.A.C. Therapy in Japan until at least 2012.  For our Regenerative Medicine business, work has begun to secure appropriate coding, coverage and reimbursement for AlloDerm in Canada, and for Strattice in the United Kingdom and Germany.  If we are unable to obtain expanded reimbursement, our international expansion plans could be delayed and our plans for growth could be negatively impacted.  For a more detailed discussion of our reimbursement efforts, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Reimbursement; and Regenerative Medicine—Reimbursement.”

U.S. Medicare reimbursement of competitive products and the implementation of the Medicare competitive bidding program could reduce the reimbursement we receive and could adversely affect the demand for our V.A.C. Therapy Systems in the United States.

From time to time, Medicare publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  Since 2005, Medicare has assigned NPWT reimbursement codes to several devices being marketed to compete with V.A.C. Therapy Systems.  Due to the introduction of competitive products, CMS and other third-party payers could attempt to reduce reimbursement rates on NPWT or its various components through competitive bidding or otherwise, which could negatively impact our AHS revenue from U.S. Medicare placements.

In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program.  In 2008, the Medicare competitive bidding program was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act, or MIPPA.  MIPPA exempted NPWT from the first round of competitive bidding and delayed implementation of the second round of competitive bidding.  The law also imposed a 9.5% price reduction for all U.S. Medicare placements of our NPWT products as of January 2009.  The 9.5% reduction in reimbursement resulted in lower Medicare reimbursement levels, which negatively impacted our 2009 total revenue by approximately 1%, compared to pre-2009 reimbursement levels. Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.

Also as a result of MIPPA, CMS was directed by HHS to conduct a comparison of products currently included in the NPWT codes to determine if those products were appropriately coded.  CMS subsequently contracted with the Agency for Healthcare Research and Quality, or AHRQ to conduct the technology assessment.  In May 2009, AHRQ published its final report which concluded that there was no evidence to compare NPWT products because all of the evidence accepted for its review was V.A.C. Therapy evidence.  For this reason, AHRQ was unable to answer the question of therapeutic distinctions among NPWT products.  At the same time, CMS posted a preliminary NPWT coding decision for 2010 which kept the current codes for all NPWT products, citing the AHRQ report as a basis for its decision.  The final NPWT coding decision was posted in October 2009 confirming that the current HCPCS codes for NPWT pumps and supplies would be maintained for 2010.  In November, CMS announced that the 2010 fee schedules for the NPWT codes would also remain the same.  In the event that CMS adopts policies or procedures that are unfavorable to us, any resulting reduction in reimbursement could materially and adversely affect our business and operating results.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could reduce the reimbursement we receive for and adversely affect the demand for our products.

In 2006, CMS finalized new provisions for the hospital inpatient prospective payment system, or IPPS, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group, or DRG, payment amount made to hospitals for certain patient conditions.  Beginning in 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  As expected, payments have increased for hospitals serving more severely ill patients and decreased for those serving patients who are less severely ill.  The fiscal year 2009 IPPS final rule, issued in 2008, announced the completion of the transition to the severity-adjusted DRGs.  The changes to IPPS reimbursement procedures have placed downward pressure on prices paid by acute care hospitals to KCI and have somewhat affected the demand for our products used for inpatient services.

The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products.

Due to the increased scrutiny and publicity of government efforts to contain rising healthcare costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business.  We are also currently subject to multiple technology assessments related to our V.A.C. Therapy Systems in foreign countries where we conduct business.  Any unfavorable results from these evaluations or technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our V.A.C. Therapy Systems.

In 2005, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. unit placements.  In 2007, the OIG issued a report on its NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. unit placement claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it did not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us which could have a material adverse effect on our financial condition and results of operations.

In March 2009, the OIG published a report on the comparative pricing of NPWT pumps.  In that report, the OIG suggested that CMS is overpaying for NPWT pumps because the current price is based on the price of the V.A.C. Therapy System and did not consider the lower prices of new products added to the NPWT category since 2005.  The OIG suggested that CMS should either competitively bid NPWT in the Second Round of DME Competitive Bidding or conduct an inherent reasonableness assessment.  Although CMS announced in November 2009 that the fee schedule for NPWT would remain unchanged for 2010, it is possible that CMS will elect to apply inherent reasonableness or competitive bidding to NPWT pumps in the future, either of which could negatively impact U.S. Medicare reimbursement of our products.

The OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare.  Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment.  Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information.  The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments with respect to KCI claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer.  The results of U.S. or foreign government agency studies could factor into governmental or private reimbursement or coverage determinations for our products and could result in changes to coverage or reimbursement rules which could reduce the amounts we collect for our products and have a material adverse effect on our business.

We may be subject to claims audits that could harm our business and financial results.

As a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers.  Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.  To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be initiated as a result of recommendations made by government agencies, such as those in the June 2007 OIG report.  For more information on the status of ongoing claims audits, see note 15 to our accompanying consolidated financial statements.  CMS’s Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse, seeks to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states potentially resulting in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

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

There are numerous rules and requirements governing the submission of claims for payment to federal and state healthcare programs.  In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities.  If we fail to adhere to these requirements, the government could allege we are not entitled to payment for certain claims and may seek to recoup past payments made.  Governmental authorities could also take the position that claims we have submitted for payment violate the federal False Claims Act.  The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the federal False Claims Act or similar state provisions could result in a significant loss of reimbursement and/or the payment of significant fines and may have a material adverse effect on our operating results.  Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations could be significant.

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs. In response to the request, we have produced substantial documentation to the OIG and have met with the U.S. Department of Justice and continue to assist the government in its review.  The government made additional informal requests in November and December 2009, and we are currently in discussions with the government regarding the scope of its inquiries.  We have not been advised of and cannot predict the time frame in which the government’s investigation will be resolved nor the impact the findings may have on our results of operations or our financial position.  For a description of other risks relating to governmental review and investigation of our businesses, see each of the risk factors entitled “The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products;” “We may be subject to claims audits that could harm our business and financial results;” and “We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.”

We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.

We are subject to various federal, state and foreign laws pertaining to healthcare pricing and fraud and abuse, including prohibitions on kickbacks and the submission of false claims and restrictions on relationships with physicians and other referral sources.  We have numerous business arrangements with physicians and other potential referral sources.  Although we believe these arrangements or the remuneration provided thereunder in no way violate the federal Anti-Kickback Statute, the Stark Law or similar state laws, governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates these statutes or laws.  In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal healthcare program for items or services realized as a result of such violations also violates the federal False Claims Act.  Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

Failure of any of our clinical studies or third-party assessments to demonstrate desired outcomes in proposed endpoints may reduce physician usage or result in pricing pressures which could have a negative impact on business performance.

We regularly conduct clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications.  If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or cost effectiveness of our products, physicians may elect not to use our products as a treatment for conditions that may benefit from them.  Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our products.  If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products.  In the case of a pre-approval study or a study required by a regulatory body as a condition of approval, a regulatory body can revoke, modify or deny approval of the product in question.

Our business is partly dependent on major contracts with group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs.  Our relationships with these organizations pose several risks.

Our products can be contracted under national tenders or with larger hospital GPOs.  The healthcare industry has been consolidating, and as a result, transactions with customers are larger and more complex.  The purchasing power of these larger customers has increased, and may continue to increase, generating downward pressure on product pricing. The majority of our AHS and TSS U.S. hospital sales and rentals are made pursuant to contracts with GPOs.  At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements.  Failure to be included in certain of these agreements could have a material adverse effect on our business, including sales and rental revenues.  The contracting practices of GPOs change frequently to meet the needs of their member hospitals.  An emerging trend is for GPOs to offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program.  Participation by us in such programs may require increased discounting, and failure to participate or be selected for participation in such programs may result in a reduction of sales to the member hospitals.  In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs).  IDNs and health systems often make key purchasing decisions and have influence over the GPO’s contract decisions.  This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or enhancements.  GPOs, IDNs and large health care providers have communicated that their member hospitals have limited access to capital, and they have increased their focus on pricing and on limiting price increases.  Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of AHS, Regenerative Medicine and TSS products.

For all three of our business units, we obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements.  While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful.  Manufacturing disruptions experienced by our suppliers may jeopardize our supply of finished products and components.  A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology.  Any casualty, natural disaster or other significant disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.  For more information regarding our sole-source supply arrangements, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Operations and Manufacturing; Regenerative Medicine—Operations and Manufacturing; and Therapeutic Support Systems—Operations and Manufacturing.”

Any shortfall in our ability to procure unprocessed tissue or manufacture Strattice and AlloDerm in sufficient quantities to meet market demand would negatively impact our growth.

Demand for our tissue matrix products is significant and increasing in the United States, and we have expanded our manufacturing capabilities to meet this demand.  In 2009, we finalized the validation of a new manufacturing suite in our existing facility that is now fully operational.  We believe that demand for Strattice is likely to increase further during our planned expansion into additional EMEA countries.  Also, demand growth for AlloDerm continues to be strong in the U.S. in light of a demonstrated physician preference for AlloDerm in breast reconstruction applications.  Sales of Strattice and AlloDerm may be constrained in the future by our ability to manufacture sufficient quantities to meet demand, as they were in 2009.  We believe the Regenerative Medicine revenue growth rate in the second half of 2009 was negatively impacted by approximately 3% to 4% due to AlloDerm and Strattice supply constraints compared to the prior year.  We currently expect that inventory levels of Strattice will be sufficient to meet demand beginning in the first quarter of 2010 and by end of second quarter 2010 for AlloDerm.  However, any inability to manufacture sufficient quantities of our products to meet demand in the future could have a material adverse effect on our Regenerative Medicine business.  For more information respecting our procurement of tissue for our AlloDerm and Strattice products, see Item 1:  “Business—Information Related to Business Units—Regenerative Medicine—Operations and Manufacturing.”

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace.  The manufacture of all of our Regenerative Medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey, where we completed validation of a new manufacturing suite that became operational in the first quarter of 2009.  The manufacture of our AHS disposable supplies is conducted at our manufacturing facility in Athlone, Ireland and the manufacturing facility of Avail Medical Products, Inc., one of our third-party suppliers, in Mexico.  Any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply our Regenerative Medicine products or AHS products, which would impair our Regenerative Medicine or AHS revenue growth, respectively.  We take precautions to safeguard the facilities, including security, health and safety protocols and off-site backup and storage of electronic data.  Additionally, we maintain property insurance that includes coverage for business interruption.  However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses.  Insurance coverage may not be adequate to fully cover losses in any particular case.  Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.

Our success depends to a significant extent on our ability to attract and retain key members of our executive, technical, sales, marketing and engineering staff.  While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses.  Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel.  Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future.

Our international business operations are subject to risks, including risks arising from currency exchange rate fluctuations, which could adversely affect our operating results.

Our operations outside the United States, which represented approximately $490.0 million, or 24.6%, of our total revenue for the year ended December 31, 2009 and $525.2 million, or 28.0%, of our total revenue for the year ended December 31, 2008, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the United States;
•	trade protection measures and import and export licensing requirements;
•	changes in foreign regulatory requirements and tax laws;
•	violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial bribery and anti-corruption laws in the foreign jurisdictions in which we do business;
•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;
•	political and economic instability;
•	complex tax and cash management issues;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
•	longer-term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates related to the value of the U.S. dollar. While we enter into foreign currency exchange contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot eliminate the risk, which may adversely affect our expected results.

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

For example, HIPAA defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government healthcare programs.  Further, under separate statutes, any improper submission of claims for payment, causing any claims to be submitted that are “not provided as claimed,” or improper price reporting for products, may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

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

In November 2009, the FDA issued a Preliminary Public Health Notice, or PHN, notifying caregivers and patients of potential complications associated with the use of NPWT products.  The complications cited by the FDA and the recommendations for care-givers and patients are consistent with the labeling and training we provide in our professional education programs.  Although the FDA did not specifically tie KCI or V.A.C. Therapy to safety issues in the PHN, it is possible that that the FDA’s recent focus on NPWT safety could lead to future inspections of our AHS quality systems by the FDA or its foreign counterparts.  It is also possible that the PHN or future communications by the FDA regarding safety concerns related to NPWT could negatively impact demand for our products, which could have a material adverse effect on our operating results.  For more information regarding the PHN, see Item 1:  “Business—Information with Respect to our Business in General—Regulatory Matters.”

In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs.  In 2006, the FDA published notice of its intent to implement new dimensional requirements for hospital bed side rails that may require us to change the size of openings in new side rails for some of our surface products.  Over time, related market demands might also require us to retrofit products in our existing rental fleet, and more extensive product modifications might be required if the FDA decides to eliminate certain exemptions in their proposed guidelines.  In 2007, standardization agencies in Europe and Canada adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art.  Listing bodies in the United States are expected to adopt similar revised standards in 2010.  Each of these revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets experienced extreme volatility and disruption over the past year, leading to recessionary conditions and depressed levels of consumer and commercial spending.  These recessionary conditions have caused customers to reduce, modify, delay or cancel plans to purchase our products and services.  While recent indicators suggest modest improvement in the United States and global economy, we cannot predict the timing or extent of any economic recovery or the extent to which our customers will return to more normalized spending behaviors.  If the recessionary conditions continue or worsen, we would expect our customers to further scrutinize costs resulting from pressures on operating margin due to rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care.  In addition, the general economic uncertainties may decrease the demand for elective surgeries, and consequently, the demand for our products, which are partly dependent upon hospital census, or the number of patients being treated in hospitals, whether due to elective or non-elective procedures.

Further disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all.  Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials required to manufacture our products.

All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition and liquidity.

We are exposed to product liability claims which may materially and adversely affect our revenues and results of operations.

Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products.  We maintain product liability insurance; however, we cannot be certain that (1) the level of insurance will provide adequate coverage against potential liabilities, (2) the type of claim will be covered by the terms of the insurance coverage, (3) adequate product liability insurance will continue to be available in the future, or (4) the insurance can be maintained on acceptable terms.  The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase operating expenses and could materially and adversely affect our results of operations and financial position.

AlloDerm, GraftJacket, AlloCraft DBM and Repliform TRM contain donated human cadaveric tissue. The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease. LifeCell is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines. LifeCell and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies. These regulations have strict requirements for testing donors to prevent communicable disease transmission. However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.  LifeCell is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd., may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although we intend to defend against these actions, there can be no assurance that we will prevail.  Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses.  As a result, such actions or claims could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely affect our results of operations and financial condition.

The National Organ Transplant Act, or NOTA, could be interpreted in a way that could reduce our revenues and income in the future.

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the sale of any human organ or tissue, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue, including skin.  We reimburse tissue banks for expenses incurred that are associated with the recovery and transportation of donated cadaveric human skin that the tissue bank processes and distributes.  In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with tissue processing, tissue preservation, quality control and storage of the tissue, and marketing and medical education expenses.

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

Our indebtedness as of December 31, 2009 was approximately $1.3 billion. The term loan portion of our credit facilities has a required scheduled amortization, with the percentage to be amortized increasing over the term of the loan, as well as a requirement to use a portion of excess cash, as defined, to pay down the debt. Our leverage is higher than KCI’s and LifeCell’s combined previously-existing leverage. As a result of the increase in debt, demands on our cash resources for debt service have increased, which could have the effect of: reducing funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness; and increasing our vulnerability to a general economic downturn or a significant reduction in the prices paid for the our products caused by the coverage or reimbursement decisions of third-party payers such as Medicare and private insurance. The increased debt service obligations may place us at a competitive disadvantage compared to our competitors with less debt, affecting our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes, and subjecting us to the risks of higher interest rates.

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

Our credit facilities contain financial covenants requiring us to meet certain leverage and interest coverage ratios. We may not be able to maintain these ratios.  As of December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

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

Our 3.25% convertible senior notes due 2015 (the “Convertible Notes”) and corresponding warrant transactions  may result in a dilution in our earnings per share, and the conversion of these Convertible Notes and the exercise of the related warrant transactions may, under certain circumstances, dilute the ownership interest of existing shareholders.

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

Concurrently with the issuance of the Convertible Notes, we entered into warrant transactions with affiliates of the initial purchasers of the notes.  Upon exercise, the holder is entitled to purchase one share of KCI common stock for the strike price of approximately $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  These warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the strike price of the warrants.  Upon the exercise of the warrants, if we elect to settle in net shares this will also dilute the ownership interests of existing shareholders.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal offices are leased to us and are located in San Antonio, Texas. In addition, we lease office space in San Antonio, Texas that is used for our customer service center, our research and development and medical facility, our information technology personnel and training, and for general corporate purposes.  We conduct domestic manufacturing, shipping, receiving, repair, engineering and storage activities at facilities in San Antonio, Texas, which we own.  We also lease two storage facilities in San Antonio.  Throughout the U.S., we also lease approximately 111 domestic service centers.

We conduct our Regenerative Medicine manufacturing operations, including tissue processing, warehousing and distribution at a single location in Branchburg, New Jersey.  We lease the facility, which includes office, laboratory, manufacturing and warehouse space.  In addition, we lease additional warehouse and laboratory space in Readington, New Jersey.

Our international corporate office is located in Amstelveen, the Netherlands. Internationally, we lease 53 service centers.  International manufacturing, research and development and engineering operations are based in the United Kingdom, Ireland and Belgium.  The plant in Athlone, Ireland manufactures our V.A.C. Therapy units and now also manufactures certain V.A.C. disposable products for our global markets. In addition, the Ireland plant manages third-party manufacturers, global purchasing, supplier agreements and distribution of our V.A.C. Therapy products.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2010.

The following is a summary of our primary facilities:

Owned
Location	Description	Segment	or Leased

KCI Tower – San Antonio, TX	Corporate Headquarters	Shared Services	Leased

KCI Plaza – San Antonio, TX	Corporate Offices	Shared Services	Leased

KCI Manufacturing – San Antonio, TX	Manufacturing Plant and Repair Services	AHS and TSS	100% Owned

KCI North IV - San Antonio, TX	Customer Service Center	AHS and TSS	Leased

KCI North V - San Antonio, TX	R&D and Medical Facility	AHS and TSS	Leased

KCI North VI - San Antonio, TX	Billings & Collections	AHS and TSS	Leased

KCI North VII - San Antonio, TX	Information Technology Personnel	Shared Services	Leased

LifeCell – Branchburg, NJ	LifeCell Corporate Offices, Operations and Manufacturing	Regenerative Medicine	Leased

Parktoren – Amstelveen, The Netherlands	International Corporate Headquarters and Training	Shared Services	Leased

KCII R&D - Dorset, United Kingdom	R&D and Administrative Offices	AHS	Leased

KCII Manufacturing – Athlone, Ireland	Manufacturing Plant	AHS	Leased

KCII Manufacturing – Peer, Belgium	Manufacturing Plant	AHS	Leased

ITEM 3.      LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy Systems could be significantly reduced in the United States or Europe, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 51% and 53% of total revenue for the years ended December 31, 2009 and 2008, respectively, from our domestic NPWT products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% and 13% of total revenue for the years ended December 31, 2009 and 2008, respectively, from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences, or Wake Forest, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in NPWT litigation with BlueSky Medical and Medela were valid and enforceable, but that the patent claims at issue were not infringed by a gauze-based device marketed by BlueSky Medical.  On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court in 2009, upholding the validity of the patents at issue and the non-infringement finding.  Medela filed a petition for certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling, which was denied in November 2009.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe patents licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  As of the filing date of this document, the case against Smith & Nephew is currently at trial.  By mutual agreement, the case against Medela will be tried at a later time.

Related to the Smith & Nephew litigation, the USPTO has issued certificates of re-examination and office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s NPWT technologies.  The USPTO issued certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent.  The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.  Smith & Nephew has appealed the Office action of the ‘651 Patent re-examination. The ‘651 Patent re-examination remains subject to further proceedings in the USPTO.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc., or ITI.  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI has appealed the dismissal of the suit and oral arguments were heard by the Federal Circuit Court of Appeals in September 2009.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.

International NPWT Patent Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”), which is licensed to KCI.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision and the ‘720 patent remains valid and enforceable until a final ruling on appeal.

In June 2007, Medela also filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”), which is licensed to KCI.  In May 2009, the German Federal Patent Court ruled that the ‘189 Patent is valid as granted.

In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the United Kingdom patent corresponding to the ‘720 Patent.  Following a trial in July 2009, the trial court ruled the United Kingdom patent corresponding to the ‘720 Patent invalid.  Wake Forest and KCI have appealed that decision.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief based on the United Kingdom patent corresponding to the ‘720 patent.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009.  In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits.  The court held that other claims under the patent were invalid.  The Court’s judgment extended a previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  In February 2010, KCI was denied permission to appeal by the United Kingdom Supreme Court.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case is expected in the summer of 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 Patent claims was temporarily adjourned and is scheduled to resume in March 2010 after additional briefing by the parties.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial on the matter is expected in early to mid 2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and is proceeding to trial in March 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd., or BTS, may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “recipient cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue (“family cases”).

In the first category, LifeCell has been named in three cases filed in the State Court of New Jersey and approximately seven cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The seven cases in the Federal Court were administratively stayed pending an appeal filed by plaintiffs in other recipient cases that were dismissed.  The State Court cases are in discovery.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation, or MDL, were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed.  On June 12, 2009, the remaining five State Court cases were dismissed.  All 11 cases are now on appeal.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Three of those are in the MDL.  The other family cases have been filed in state courts in New Jersey and Pennsylvania.  Many of these cases improperly name LifeCell as a defendant as LifeCell did not receive any tissue from the decedent donor.  Voluntary dismissals have been obtained in many of those cases.  The balance of the family cases are in discovery.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2009	High	Low

First Quarter	$27.43	$18.20
Second Quarter	$29.37	$20.42
Third Quarter	$37.46	$25.05
Fourth Quarter	$39.25	$32.83

2008	High	Low

First Quarter	$54.80	$40.90
Second Quarter	$51.49	$37.39
Third Quarter	$43.02	$27.57
Fourth Quarter	$29.69	$17.86

On February 19, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $41.56 per share.  As of February 19, 2010, there were approximately 532 shareholders of record of our common stock.

We do not currently pay cash dividends on our common stock. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future.  In addition, our senior credit agreement limits our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  For more information regarding the restrictions under our Senior Credit Agreement, see "Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facility."

(b)         None.

(c)         Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

October 1 – 31, 2009	94	$37.54	N/A	$	N/A

November 1 – 30, 2009	34,699	$33.66	N/A	$	N/A

December 1 – 31, 2009	143	$36.49	N/A	$	N/A

Total	34,936	$33.68	N/A	$	N/A

(1)  Shares purchased and retired in connection with the withholding of shares to satisfy minimum tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2)  The share repurchase program authorized by the Board of Directors in October 2008 expired September 30, 2009, and no further share repurchase program has been authorized.

STOCK PERFORMANCE GRAPH

The following graph shows the change in our cumulative total shareholder return since December 31, 2004 based upon the market price of our common stock, compared with: (a) the cumulative total return on the Standard & Poor’s 500 Large Cap Index and (b) the Standard & Poor’s Healthcare Equipment Index.  The graph assumes a total initial investment of $100 as of December 31, 2004, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period.  The performance on the following graph is not necessarily indicative of future stock price performance.

	12/04	6/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09

Kinetic Concepts	100.00	78.64	52.11	57.86	51.83	68.11	70.20	52.31	25.14	35.71	49.34
S&P 500	100.00	99.19	104.91	107.75	121.48	129.94	128.16	112.89	80.74	83.30	102.11
S&P Health Care Equipment	100.00	96.51	100.05	88.86	104.18	109.83	109.52	111.59	79.25	86.34	102.06

ITEM 6.      SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data for the periods presented.  You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report.  The selected consolidated balance sheet data for fiscal years 2009 and 2008 and the selected consolidated statement of earnings data for fiscal years 2009, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of earnings data for fiscal years 2006 and 2005 and the selected consolidated balance sheet data for fiscal years 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

	Year Ended December 31,
	2009	2008 (1)	2007	2006	2005
Consolidated Statement of Earnings Data:
Revenue:
Rental	$1,178,138	$1,199,778	$1,146,544	$979,669	$858,098
Sales	814,506	678,131	463,400	391,967	350,458

Total revenue	1,992,644	1,877,909	1,609,944	1,371,636	1,208,556

Rental expenses (2)	667,440	715,152	672,617	597,454	519,880
Cost of sales (2)	244,784	218,503	145,611	120,492	115,069

Gross profit	1,080,420	944,254	791,716	653,690	573,607

Selling, general and administrative expenses (2)	505,214	433,331	368,878	307,754	261,989
Research and development expenses	92,088	75,839	50,532	36,694	30,614
Acquired intangible asset amortization	40,634	25,001	-	-	-
In-process research and development	-	61,571	-	-	-
Litigation settlement expense (3)	-	-	-	-	72,000

Operating earnings	442,484	348,512	372,306	309,242	209,004

Interest income and other	819	6,101	6,154	4,717	4,189
Interest expense (4)	(104,918)	(80,753)	(19,883)	(20,333)	(25,152)
Foreign currency gain (loss)	(4,004)	1,308	(624)	(1,580)	(2,958)

Earnings before income taxes	334,381	275,168	357,953	292,046	185,083

Income taxes	105,679	108,724	120,809	96,578	62,928

Net earnings	$228,702	$166,444	$237,144	$195,468	$122,155

Net earnings per share:
Basic	$3.26	$2.33	$3.34	$2.76	$1.76

Diluted	$3.24	$2.32	$3.31	$2.69	$1.67

Weighted average shares outstanding:
Basic	70,110	71,464	70,975	70,732	69,404

Diluted (5)	70,542	71,785	71,674	72,652	73,024

	As of December 31,
	2009	2008 (1)	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$263,157	$247,767	$265,993	$107,146	$123,383
Working capital	417,327	405,205	482,301	280,940	242,121
Total assets	3,038,565	3,003,452	1,057,585	842,442	762,111
Total debt (6)	1,306,493	1,515,776	68,592	208,249	295,934
Total shareholders' equity	1,177,471	903,370	677,020	356,213	191,466

  (1) Amounts include the impact of our acquisition of LifeCell Corporation in May 2008.
  (2) Amounts for fiscal years 2009, 2008, 2007 and 2006 include share-based compensation expense recorded as required by the “Compensation-Stock Compensation” Topic of the FASB Accounting Standards Codification.  See Note 1(u) to our consolidated financial statements.
  (3) Amount for 2005 includes the litigation settlement with Novamedix Limited of $72.0 million, net of previously-recorded reserves of $3.0 million.
  (4) Amount for fiscal year 2007 includes $7.6 million in expense for the redemption premium paid in connection with the redemption of our previously-existing 7 ⅜% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously-existing senior credit facility.
  (5) Potentially dilutive stock options and restricted stock totaling 5,836 shares, 4,977 shares, 1,779 shares, 3,241 shares and 595 shares for fiscal years 2009, 2008, 2007, 2006, and 2005, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
  (6) Total debt equals current and long-term debt and capital lease obligations.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors” (Part I, Item 1A).

GENERAL

Kinetic Concepts, Inc., or KCI, is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our primary business units serve the advanced wound care, regenerative medicine and therapeutic support system markets.

•
Our Active Healing Solutions business, or AHS, is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform, or NPTP, which employs negative pressure to elicit a bioresponse in a variety of wound types to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories: Negative Pressure Wound Therapy, or NPWT, Negative Pressure Surgical Management, or NPSM, and Negative Pressure Regenerative Medicine, or NPRM.  NPWT, through our V.A.C. Therapy portfolio, currently represents the primary source of revenue for the AHS business.  In the U.S. acute care setting, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, we provide products and services to patients in the home and bill third-party payers directly.  We continue to develop and commercialize new products and therapies in NPSM and NPRM to diversify our NPTP revenue streams.

•
Our Regenerative Medicine business is primarily comprised of the operations of our wholly-owned subsidiary, LifeCell.  LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm and porcine-based Strattice in various configurations designed to meet the needs of patients and caregivers.  The majority of our Regenerative Medicine revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which revenue is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other current products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

•
Our Therapeutic Support Systems business, or TSS, is focused on commercializing specialized therapeutic support systems, including hospital beds, mattress replacement systems and overlays.  Our TSS business is comprised of three primary surface categories: critical care, wound care and bariatric.  Our critical care products, often used in the ICU are designed to address pulmonary complications associated with immobility; our wound care surfaces are used to reduce or treat skin breakdown; and our bariatric surfaces assist caregivers in the safe and dignified handling of patients of size.  We also have products designed to reduce the incidence and severity of patient falls in the hospital setting.

We are principally engaged in the rental and sale of our products throughout the United States and in 20 primary countries internationally.  We currently have approximately 6,800 employees worldwide.  We are headquartered in San Antonio, Texas and our international corporate office is located in Amstelveen, the Netherlands.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

During the first quarter of 2009, we changed our operating unit reporting structure to correspond with our current management structure, including the reclassification of prior-period amounts to conform to this current reporting structure.  Under our current management structure, we manage our business by each of our three business units.  All three of our business units are supported by shared services, which include Finance, Legal, Human Resources, and Information Technology.

Operations for our North America geographic region accounted for 77.6% of our fiscal 2009 revenue, while our EMEA/APAC operations represented 22.4% of total revenue.  A significant majority of our revenue is generated by our AHS business unit, which accounted for approximately 70.6% of total revenue for the fiscal year ended December 31, 2009, compared to 74.2% for the same period in 2008.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  The sale of our Regenerative Medicine products accounted for 14.3% and 8.4% of our total revenue for the fiscal years ended December 31, 2009 and 2008, respectively.  Our TSS business accounted for approximately 15.1% and 17.4% of our total revenue for the fiscal years ended December 31, 2009 and 2008, respectively.

Historically, we have experienced a seasonal slowing of AHS unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  Regenerative Medicine has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

  RESULTS OF OPERATIONS

During the first quarter of 2009, we changed our operating segment reporting structure to correspond with our current management structure.  For 2009, we are reporting financial results consistent with this new structure.  We have three reportable operating segments which correspond to our three business units:  AHS; Regenerative Medicine; and TSS.  We have two primary geographic regions: North America, which is comprised of the United States, Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our business units.  The results of our Regenerative Medicine operating segment have been included in our consolidated financial statements since the LifeCell acquisition date.

Year ended December 31, 2009 compared to Year ended December 31, 2008

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
			%
	2009	2008	Change
AHS revenue:
North America	$1,066,124	$1,049,215	1.6%
EMEA/APAC	340,451	344,735	(1.2)

Total – AHS	1,406,575	1,393,950	0.9

Regenerative Medicine revenue:
North America	284,075	156,837	81.1
EMEA/APAC	1,823	-	-

Total –Regenerative Medicine	285,898	156,837	82.3

TSS revenue:
North America	196,354	221,684	(11.4)
EMEA/APAC	103,817	105,438	(1.5)

Total – TSS	300,171	327,122	(8.2)

Total revenue	$1,992,644	$1,877,909	6.1%

For additional discussion on segment and operation information, see Note 17 to our accompanying consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
			%
	2009	2008	Change
North America revenue:
Rental	$930,638	$943,951	(1.4)%
Sales	615,915	483,785	27.3

Total – North America	1,546,553	1,427,736	8.3

EMEA/APAC revenue:
Rental	247,500	255,827	(3.3)
Sales	198,591	194,346	2.2

Total – EMEA/APAC	446,091	450,173	(0.9)

Total rental revenue	1,178,138	1,199,778	(1.8)
Total sales revenue	814,506	678,131	20.1

Total revenue	$1,992,644	$1,877,909	6.1%

The growth in total revenue over the prior year was due primarily to revenues associated with our acquisition of LifeCell in May 2008 and increased rental and sales volumes for AHS systems and related disposables.  Foreign currency exchange rate movements negatively impacted total revenue and EMEA/APAC revenue by 1.6% and 5.7%, respectively, for 2009 compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2009 to 2008:

	Year ended December 31,
	2009	2008	Change

AHS revenue	70.6%	74.2%	(360 bps)
Regenerative Medicine revenue	14.3	8.4	590 bps
TSS revenue	15.1	17.4	(230 bps)

Total revenue	100.0%	100.0%

North America revenue	77.6	76.0	160 bps
EMEA/APAC revenue	22.4	24.0	(160 bps)

Total revenue	100.0%	100.0%

Rental revenue	59.1%	63.9%	(480 bps)
Sales revenue	40.9	36.1	480 bps

Total revenue	100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
			%
	2009	2008	Change
North America revenue:
Rental	$757,745	$755,868	0.2%
Sales	308,379	293,347	5.1

Total – North America	1,066,124	1,049,215	1.6

EMEA/APAC revenue:
Rental	164,950	169,658	(2.8)
Sales	175,501	175,077	0.2

Total – EMEA/APAC revenue	340,451	344,735	(1.2)

Total rental revenue	922,695	925,526	(0.3)
Total sales revenue	483,880	468,424	3.3

Total AHS revenue	$1,406,575	$1,393,950	0.9%

The growth in North America AHS revenue over the prior-year period was due primarily to continued market penetration and increased therapy unit sales activity.  Average North America rental unit volume during 2009 increased 4.3% over 2008, due to continued market penetration, partly offset by reduced treatment periods and a lower average realized price due to payer mix and lower Medicare pricing.

Foreign currency exchange rate movements unfavorably impacted EMEA/APAC AHS revenue by 5.9% for 2009 compared to 2008.  EMEA/APAC AHS revenue, excluding the impact of foreign currency exchange rate movements, increased due primarily to rental unit volumes which increased 14.4% for 2009 and an overall increase in AHS disposable sales associated with the increase in AHS rental unit volumes.  Higher EMEA/APAC unit volume was partially offset by lower realized pricing compared to the prior-year period due primarily to lower contracted pricing resulting from an increase in long-term rental contracts, GPO pricing pressures, continued economic weakness and increased competition.

Regenerative Medicine Revenue

LifeCell’s revenue since May 2008, the acquisition date, has been included in our consolidated financial statements.  The following table reflects Regenerative Medicine revenue by product included in our consolidated statements of earnings during 2009 and 2008 and the unaudited pro forma revenue as though the acquisition of LifeCell had occurred as of the beginning of 2008 (dollars in thousands):

	Year ended December 31,
			Pro
			Forma
	2009	2008	2008
			(unaudited)

AlloDerm	$173,996	$114,173	$186,495
Strattice	89,198	27,949	31,383
Orthopedic, urogynecologic and other products	22,704	14,715	23,952

Total Regenerative Medicine revenue	$285,898	$156,837	$241,830

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 92.1% of total Regenerative Medicine revenue for 2009.  Revenue from Strattice, our porcine-based tissue matrix product, accounted for 31.2% of total Regenerative Medicine revenue for 2009.  Sales generated outside of the United States were not material for 2009.

The growth in Regenerative Medicine revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration.  We believe the Regenerative Medicine revenue growth rate in the second half of 2009 was negatively impacted by approximately 3% to 4% due to AlloDerm and Strattice supply constraints compared to the prior year.  We currently believe that inventory levels of Strattice are now sufficient to meet 2010 demand, and we expect to attain sufficient inventory of AlloDerm by the end of the second quarter of 2010.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
			%
	2009	2008	Change
North America revenue:
Rental	$172,893	$188,083	(8.1	) %
Sales	23,461	33,601	(30.2)

Total – North America revenue	196,354	221,684	(11.4)

EMEA/APAC revenue:
Rental	82,550	86,169	(4.2)
Sales	21,267	19,269	10.4

Total – EMEA/APAC revenue	103,817	105,438	(1.5)

Total rental revenue	255,443	274,252	(6.9)
Total sales revenue	44,728	52,870	(15.4)

Total TSS revenue	$300,171	$327,122	(8.2	) %

Worldwide TSS revenue decreased from the prior-year period due primarily to lower rental and sales volumes in the United States resulting from the economic downturn and capital constraints on acute care facilities combined with unfavorable foreign currency exchange rate movements.  Foreign currency exchange rate movements unfavorably impacted worldwide TSS revenue by 2.4% for 2009 compared to the prior year.  North America TSS revenue decreased from the prior year due primarily to lower hospital census and customer capital constraints.  EMEA/APAC TSS revenue decreased from the prior year due primarily to foreign currency exchange rate movements, which unfavorably impacted total EMEA/APAC TSS revenue by 5.3% for 2009 as compared to the prior year.  The EMEA/APAC TSS exchange rate movements were partially offset by increased rental volume of our bariatric and wound care products and higher wound care sales volumes.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Rental expenses	$667,440	$715,152	(6.7)%
As a percent of total AHS and TSS revenue	39.1%	41.6%	(250	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during 2009 decreased from the prior year due primarily to service center rationalization efforts.  These rationalization efforts have resulted in the consolidation of over 20 service centers as of December 31, 2009 compared to prior-year levels.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change
AHS and TSS:
Cost of sales	$154,121	$154,542	(0.3)%
Sales margin	70.8%	70.4%	40	bps

Regenerative Medicine:
Cost of sales	$90,663	$63,961	41.7%
Sales margin	68.3%	59.2%	910	bps

Total:
Cost of sales	$244,784	$218,503	12.0%
Sales margin	69.9%	67.8%	210	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  During 2009, sales margins for AHS, TSS and LifeCell improved over the prior year.  Regenerative Medicine’s cost of sales includes $15.0 million for 2008 related to LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 9.6% for 2008.  On a comparable basis, excluding the purchase accounting adjustments, the decrease in the Regenerative Medicine sales margin was due primarily to unfavorable production yields associated with the transition to full-scale Strattice production in 2009.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing 2009 to 2008:

	Year ended December 31,
	2009	2008	Change
Gross profit margin	54.2%	50.3%	390 bps

The gross profit margin increase was due primarily to increased field service operations productivity, higher gross margins associated with our first full year of reported Regenerative Medicine results and lower product royalty rates.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Selling, general and administrative expenses	$505,214	$433,331	16.6%
As a percent of total revenue	25.4%	23.1%	230	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental compensation costs.  The increase in selling, general and administrative expenses during 2009 was primarily due to increased legal fees associated with litigation matters, higher share-based compensation expense, costs associated with our upcoming market entry in Japan, global business transformation activities and our service center rationalization efforts.  Other selling, general and administrative expenses included selling costs associated with our LifeCell Regenerative Medicine business segment since the May 2008 acquisition.  Selling, general and administrative expenses related to our Regenerative Medicine business during 2009 and 2008 totaled $81.4 million and $42.0 million, respectively.

Share-Based Compensation Expense

Share-based compensation expense was recognized in the consolidated statements of earnings for 2009 and 2008, as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2009	2008

Rental expenses	$4,974	$4,955
Cost of sales	978	559
Selling, general and administrative expenses	26,554	20,801

Pre-tax share-based compensation expense	32,506	26,315
Less: Income tax benefit	(10,851)	(8,310)

Total share-based compensation expense, net of tax	$21,655	$18,005

Diluted net earnings per share impact	$0.31	$0.25

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Research and development expenses	$92,088	$75,839	21.4%
As a percent of total revenue	4.6%	4.0%	60	bps

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.  The increase in research and development expense during 2009 is primarily related to increased activity in the development of our next generation of AHS and Regenerative Medicine products.  Research and development expenses related to our Regenerative Medicine business during 2009 and 2008 totaled $24.2 million and $14.1 million, respectively.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During 2009 and 2008, we recorded approximately $40.6 million and $25.0 million, respectively, of amortization expense associated with these acquired intangible assets.

In-Process Research and Development

In connection with our LifeCell purchase price allocation, we recorded a charge of $61.6 million for the write-off of in-process research and development (“IPR&D”) during 2008.  We allocated value to IPR&D based on an independent evaluation and appraisal of LifeCell’s research and development projects.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each IPR&D project was reviewed to determine if technological feasibility had been achieved.  The acquired IPR&D was confined to new products and technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired IPR&D write-off.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing 2009 to 2008:

	Year ended December 31,
	2009	2008	Change

Operating margin	22.2%	18.6%	360 bps

The increase in operating margin is due primarily to higher gross profit combined with operating efficiencies and process improvements and Regenerative Medicine’s contributed operating profit.  The operating margin for 2008 was negatively impacted by the $61.6 million write-off of IPR&D and $15.0 million related to the step-up of LifeCell inventory to fair value associated with our LifeCell acquisition.

Interest Expense

Interest expense was $104.9 million in 2009 compared to $80.8 million in the prior year.  The increase in interest expense for 2009 is due to our debt financing that was only outstanding for a portion of the prior year.  At December 31, 2009, we had $750.0 million outstanding under our term loan facility.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  As a result of the adoption of these changes, we recorded $19.7 million of additional non-cash interest expense related to amortization of the discount on our convertible senior notes in 2009.  The adoption of the accounting changes also resulted in additional non-cash interest expense for 2008 of approximately $12.8 million. Additionally, interest expense for 2009 includes write-offs of $3.0 million for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility totaling $107.6 million.  Interest expense for 2008 also includes write-offs of $860,000 for unamortized deferred debt issuance costs on our previous debt facility upon the refinancing of our credit facility and long-term debt.

Foreign Currency Gain (Loss)

We recognized a foreign currency exchange loss of $4.0 million for 2009 compared to a gain of $1.3 million in the prior year.  The losses incurred during 2009 due to significant fluctuations in exchange rates were partially offset by the expansion of our foreign currency hedging program, reduced exposures and the conversion of a larger portion of foreign currency cash balances to U.S. dollars.

Net Earnings

For 2009, we reported net earnings of $228.7 million, an increase of 37.4%, compared to $166.4 million in the prior year.  Net earnings for 2008 were negatively impacted by the write-off of in-process research and development of $61.6 million associated with our LifeCell acquisition.

Net Earnings per Diluted Share

Net earnings per diluted share for 2009 were $3.24, as compared to net earnings per diluted share of $2.32 in the prior year.  Net earnings per diluted share for 2008 were negatively impacted by $0.86 per share as a result of the write-off of IPR&D associated with our LifeCell acquisition.

Year ended December 31, 2008 compared to Year ended December 31, 2007

Revenue by Operating Segment

The following table sets forth, for the periods indicated, product line revenue by geographic region, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
AHS revenue:
North America	$1,049,215	$993,040	5.7%
EMEA/APAC	344,735	286,583	20.3

Total – AHS	1,393,950	1,279,623	8.9

Regenerative Medicine revenue:
North America	156,837	-	-

TSS revenue:
North America	221,684	230,590	(3.9)
EMEA/APAC	105,438	99,731	5.7

Total – TSS	327,122	330,321	(1.0)

Total revenue	$1,877,909	$1,609,944	16.6%

For additional discussion on segment and operation information, see Note 17 to our accompanying consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
North America revenue:
Rental	$943,951	$924,735	2.1%
Sales	483,785	298,895	61.9

Total – North America	1,427,736	1,223,630	16.7

EMEA/APAC revenue:
Rental	255,827	221,809	15.3
Sales	194,346	164,505	18.1

Total – EMEA/APAC	450,173	386,314	16.5

Total rental revenue	1,199,778	1,146,544	4.6
Total sales revenue	678,131	463,400	46.3

Total revenue	$1,877,909	$1,609,944	16.6%

The growth in total revenue over the prior year was due primarily to increased rental and sales volumes for V.A.C. Therapy Systems and related disposables and revenues associated with our acquisition of LifeCell in May 2008.  Foreign currency exchange rate movements favorably impacted total revenue by approximately 1%, compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2008 to 2007:

	Year ended December 31,
	2008	2007	Change

AHS revenue	74.2%	79.5%	(530 bps)
Regenerative Medicine revenue	8.4	-	840 bps
TSS revenue	17.4	20.5	(310 bps)

Total revenue	100.0%	100.0%

North America revenue	76.0	76.0	-
EMEA/APAC revenue	24.0	24.0	-

Total revenue	100.0%	100.0%

Rental revenue	63.9%	71.2%	(730 bps)
Sales revenue	36.1	28.8	730 bps

Total revenue	100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
North America revenue:
Rental	$755,868	$730,167	3.5%
Sales	293,347	262,873	11.6

Total – North America	1,049,215	993,040	5.7

EMEA/APAC revenue:
Rental	169,658	142,602	19.0
Sales	175,077	143,981	21.6

Total – EMEA/APAC revenue	344,735	286,583	20.3

Total rental revenue	925,526	872,769	6.0
Total sales revenue	468,424	406,854	15.1

Total AHS revenue	$1,393,950	$1,279,623	8.9%

The increase in North America AHS sales revenue over the prior year was due primarily to higher sales volumes for V.A.C. disposables associated with the increase in rental unit volume and the shift in pricing from V.A.C. rental units to V.A.C. disposables.  The year-over-year growth rate was negatively impacted however, by a number of factors including increased competitive activity, lower hospital census, institutional budget constraints, shorter average treatment periods due to improved treatment protocols, faster healing times and wound mix primarily in the acute care setting.  In addition, higher North America rental unit volume was partially offset by lower realized pricing due primarily to changes in payer mix.

The growth in EMEA/APAC AHS revenue over the prior year was due primarily to a 23.0% increase in rental unit volume and an overall increase in V.A.C. disposable sales associated with the increase in V.A.C. rental unit volume.  Higher EMEA/APAC rental unit volume was partially offset by lower realized pricing due primarily to lower contracted pricing resulting from competitive pricing pressures and an increase in long-term rental contracts.  Foreign currency exchange rate movements favorably impacted EMEA/APAC AHS revenue by 4.6% compared to the prior year.

Regenerative Medicine Revenue

Regenerative Medicine revenue since the acquisition date has been included in our consolidated financial statements.  The following table reflects Regenerative Medicine revenue by product included in our consolidated statements of earnings during  for the year ended December 31, 2008, as well as unaudited pro forma revenue as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands):

	Post Acquisition	Pro forma
	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2008	December 31, 2007
		(unaudited)

AlloDerm	$114,173	$186,495	$167,115
Strattice	27,949	31,383	-
Orthopedic and urogynecologic products	14,715	23,952	23,403

Total Regenerative Medicine revenue	$156,837	$241,830	$190,518

Regenerative Medicine revenue generated from the use of AlloDerm and Strattice in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction procedures, accounted for approximately 91.5% of total Regenerative Medicine revenue post acquisition for 2008.  Revenue from Strattice, which was launched in the first quarter of 2008, accounted for approximately 17.8% of total Regenerative Medicine revenue post acquisition for 2008.

The unaudited pro forma revenue presented above is for illustrative purposes only and is not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor is it indicative of future operating results. See Note 2 to our accompanying consolidated financial statements.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
			%
	2008	2007	Change
North America revenue:
Rental	$188,083	$194,568	(3.3	) %
Sales	33,601	36,022	(6.7)

Total – North America revenue	221,684	230,590	(3.9)

EMEA/APAC revenue:
Rental	86,169	79,207	8.8
Sales	19,269	20,524	(6.1)

Total – EMEA/APAC revenue	105,438	99,731	5.7

Total rental revenue	274,252	273,775	0.2
Total sales revenue	52,870	56,546	(6.5)

Total TSS revenue	$327,122	$330,321	(1.0	) %

TSS revenue in North America decreased from the prior year primarily due to the loss of a large GPO contract in the first quarter of 2008, the loss of a large GPO contract in the fourth quarter of 2008 and lower demand during the fourth quarter of 2008 resulting from economic constraints and reduced capital availability to hospitals.

The increase in total EMEA/APAC TSS revenue over the prior year was primarily due to favorable foreign currency exchange rate movements, which impacted EMEA/APAC TSS revenue by 6.5% for 2008 compared to the prior year.  The increase in TSS rental revenue was due to slightly higher realized pricing due to changes in product mix, while rental unit volume was comparable to the prior year.

Rental Expenses

The following table presents rental expenses and the percentage relationship to total AHS and TSS revenue comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change

Rental expenses	$715,152	$672,617	6.3%
As a percent of total AHS and TSS revenue	41.6%	41.8%	(20	bps)

Rental, or field, expenses are comprised of both fixed and variable costs.  The decrease in rental expenses as a percent of total AHS and TSS revenue during 2008 was primarily due to increased productivity within our service and sales force.

Cost of Sales

The following table presents cost of sales and the sales margin for the periods indicated, comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change
AHS and TSS:
Cost of sales	$154,542	$145,611	6.1%
Sales margin	70.4%	68.6%	180	bps

Regenerative Medicine:
Cost of sales	$63,961	$-	-
Sales margin	59.2%	-	-

Total:
Cost of sales	$218,503	$145,611	50.1%
Sales margin	67.8%	68.6%	(80	bps)

The increased AHS and TSS sales margin was due to favorable changes in our product mix and a shift in pricing from V.A.C. rental units to V.A.C. disposables associated with our flexible pricing options in 2008 as compared to the prior year.  Regenerative Medicine’s cost of sales includes $15.0 million of purchase accounting adjustments associated with our inventory step-up to fair value that was realized upon the sale of the acquired inventory, which unfavorably impacted the Regenerative Medicine sales margin by 9.6%.

Gross Profit Margin

The following table presents the gross profit margin comparing 2008 to 2007:

	Year ended December 31,
	2008	2007	Change
Gross profit margin	50.3%	49.2%	110 bps

Gross profit margin in 2008 increased 110 basis points to 50.3% due in large part to higher margins associated with Regenerative Medicine products.  The cost of sales for Regenerative Medicine products includes $15.0 million of purchase accounting adjustments associated with our inventory step-up to fair value that was realized upon the sale of the acquired inventory, which unfavorably impacted the LifeCell sales margin by 9.6% in 2008.  The LifeCell purchase accounting adjustments negatively impacted the overall gross profit margin by 0.8% in 2008.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2008 to 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Change

Selling, general and administrative expenses	$433,331	$368,878	17.5%
As a percent of total revenue	23.1%	22.9%	20	bps

The 2008 increase in selling, general and administrative expenses is due primarily to the acquisition of LifeCell in the second quarter and fourth quarter restructuring charges associated with our service productivity and globalization efforts.  LifeCell selling, general and administrative expense totaled $42.0 million in 2008.

Share-Based Compensation Expense

We expense equity awards over the estimated service period and have experienced an increase in share-based compensation expense as additional equity grants are made, compared to the prior-year period.  In addition, due to the equity grants made in connection with the LifeCell acquisition during the second quarter of 2008, we experienced an increase in share-based compensation expense during 2008, compared to the prior year.  Share-based compensation expense was recognized in the consolidated statements of earnings for 2008 and 2007, as follows (dollars in thousands, except per share data):

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

LifeCell research and development expense totaled $14.1 million and represented 40 basis points of the increase as a percent of revenue during 2008.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During 2008, we recorded approximately $25.0 million of amortization expense associated with these acquired intangible assets.

In-Process Research and Development

In connection with our preliminary LifeCell purchase price allocation, we recorded a charge of $61.6 million for the write-off of IPR&D during the second quarter of 2008.  We allocated value to the IPR&D based on an independent evaluation and appraisal of LifeCell’s research and development projects.  Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.  Further, each IPR&D project was reviewed to determine if technological feasibility had been achieved.  The acquired IPR&D was confined to new products/technologies under development.  No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired IPR&D write-off.

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

Interest Expense

Interest expense was $80.8 million in 2008 compared to $19.9 million in the prior year.  The increase in interest expense over the prior year is due to our debt refinancing in the second quarter of 2008 associated with our LifeCell acquisition.  At December 31, 2008, we had $950.0 million and $29.0 million outstanding under our term loan facility and revolving credit facility, respectively.  Additionally, we had $690.0 million aggregate principal amount of convertible senior notes outstanding.  Interest expense in 2008 and 2007 includes deferred debt issuance cost write-offs of $860,000 and $3.9 million, respectively, on our previous debt facility, which were recorded upon the refinancing of our credit facility and long-term debt.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  The adoption of the accounting changes resulted in additional non-cash interest expense for 2008 of approximately $12.8 million.

Net Earnings

Net earnings for 2008 were $166.4 million, compared to $237.1 million in the prior year. Net earnings for 2008 were negatively impacted by transaction-related expenses associated with our acquisition of LifeCell, higher debt interest costs and restructuring charges recorded during the year.  The effective income tax rate for 2008 was 39.5% compared to 33.8% in 2007.  The increase in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of IPR&D associated with the LifeCell acquisition.

Net Earnings per Diluted Share

Net earnings per diluted share for 2008 were $2.32, as compared to net earnings per diluted share of $3.31 in the prior year.  This decrease resulted from lower net earnings in 2008, due to transaction-related costs associated with the LifeCell acquisition.  Diluted weighted average shares outstanding of 71.8 million increased 0.2% from the prior year as additional share-based compensation grants were partially offset by open-market share repurchases.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2009, 2008 and 2007, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year ended December 31,
	2009		2008		2007

Net cash provided by operating activities	$387,521		$427,131		$348,938
Net cash used by investing activities	(152,918)		(1,887,235)	(1)	(101,685)
Net cash provided (used) by financing activities	(221,417)	(2)	1,449,209	(3)	(97,659)	(4)
Effect of exchange rates changes on cash and cash equivalents	2,204		(7,331)		9,253

Net increase (decrease) in cash and cash equivalents	$15,390		$(18,226)		$158,847

 (1)  Includes the LifeCell acquisition, net of cash acquired, of $1.7 billion utilizing funds received from our new senior credit facility and convertible senior notes.
 (2)  The amount for 2009 includes net debt prepayments and regularly-scheduled debt payments totaling $229.0 million on our senior credit facility.
 (3)  Includes proceeds of $1.7 billion on our senior credit facility and convertible senior notes and $114.0 million on our revolving facility, partially offset by the repayment of our previous revolving credit facility of $68.0 million, regularly scheduled debt payments totaling $50.0 million on our current senior credit facility, payments totaling $85.0 million on our revolving facility and a net cash payment of $48.7 million for our convertible note hedge and warrant transactions.
 (4)  This amount for 2007 includes debt prepayments and regularly scheduled debt payments totaling $120.0 million on our revolving credit facility, $139.5 million on our previous senior credit facility and $68.1 million for redemption of our subordinated notes, partially offset by proceeds of $188.0 million from our previously-existing revolving credit facility.

As of December 31, 2009, our principal sources of liquidity consisted of $263.2 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit. During 2009, we made scheduled and voluntary senior credit facility net repayments totaling $229.0 million from cash-on-hand.  Subsequent to December 31, 2009, we made a voluntary prepayment of $50.0 million on our senior credit facility.

Working Capital

As of December 31, 2009, we had current assets of $858.3 million, including $425.0 million in net accounts receivable and $121.0 million in net inventory, and current liabilities of $441.0 million resulting in a working capital surplus of $417.3 million compared to a surplus of $405.2 million at December 31, 2008.

As of December 31, 2009, we had $425.0 million of receivables outstanding, net of realization reserves of $105.5 million.  North America receivables, net of realization reserves, were outstanding for an average of 68 days at December 31, 2009, down from 71 days at December 31, 2008.  EMEA/APAC net receivable days decreased from 84 days at December 31, 2008 to 82 days at December 31, 2009.

As of December 31, 2008, we had current assets of $817.6 million, including $406.0 million in net accounts receivable and $109.1 million in net inventory, and current liabilities of $412.4 million resulting in a working capital surplus of $405.2 million compared to a surplus of $482.3 million at December 31, 2007.  The decrease in working capital is primarily due to current installments of our long-term debt under our senior credit facility.

Capital Expenditures

During 2009, 2008 and 2007, we made capital expenditures of $103.3 million, $131.3 million and $95.8 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.  Net capital expenditures were higher in 2008 as a result of the global deployment of our newly-introduced InfoV.A.C. and ActiV.A.C. Therapy Systems.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2009 (dollars in thousands):

		Effective				Amount Available
	Maturity	Interest		Amount		for Additional
Senior Credit Facility	Date	Rate		Outstanding		Borrowing

Revolving credit facility	May 2013	-		$-		$288,615	(1)
Term loan facility	May 2013	4.744%	(2)	750,000	(3)	-

Total				$750,000		$288,615

 (1)  At December 31, 2009, amount available under the revolving portion of our credit facility reflected a reduction of $11.4 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
 (2)  The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2009 was 3.143%.
 (3)  Subsequent to December 31, 2009, we made a voluntary prepayment of $50.0 million on our senior credit facility.

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

Our senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions including, but not limited to, quarterly and annual financial reporting requirements and limitations on other debt, other liens or guarantees, mergers or consolidations, capital expenditures, asset sales, certain investments, distributions to shareholders or share repurchases, early retirement of subordinated debt, changes in the nature of the business, changes in organizational documents and documents evidencing or related to indebtedness that are materially adverse to the interests of the lenders under the senior credit facility and changes in accounting policies or reporting practices.  For further information on our covenants and obligations under the senior credit agreement, see note 5 to or accompanying consolidated financial statements.  As of December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

Convertible Senior Notes

On April 21, 2008, we closed our offering of $600.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008.  Interest on the notes accrues at a rate of 3.25% per annum and is payable semi-annually in arrears on April 15 and October 15.  For further information on our convertible notes and the related note hedge and warrant transactions, see Note 5 to the accompanying consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  Upon adoption of these changes, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The accounting changes were effective for periods subsequent to December 15, 2008 and were applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For 2009, we recorded $22.4 million of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of the accounting changes resulted in approximately $19.7 million and $12.8 million of additional non-cash interest expense for 2009 and 2008, respectively.

Interest Rate Protection

At December 31, 2009, we had seventeen interest rate swap agreements pursuant to which we have fixed the rate on $662.0 million notional amount of our outstanding variable rate debt at an average interest rate of 2.074%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of December 31, 2009 and 2008, the aggregate fair value of our swap agreements was negative and recorded as a liability of $8.4 million and $13.3 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $11.1 million, $492,000 and $51,000 lower for 2009, 2008 and 2007, respectively.

In addition to the swaps in effect at December 31, 2009, we have entered into two additional interest rate swap agreements to convert $100.0 million of our variable-rate debt to a fixed rate basis, which become effective on March 31, 2010.  These agreements have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

		Original
		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate

Hypothetical	03/31/10-03/31/11	$50,000	0.785%
Hypothetical	03/31/10-03/31/11	$50,000	0.774%

Contractual Obligations

We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments.  We have not guaranteed the debt of any other party.  The following table summarizes our contractual cash obligations as of December 31, 2009 for each of the periods indicated (dollars in thousands):

	Less Than	1 - 3	4 - 5	After 5
	1 Year	Years	Years	Years	Total (1)

Long-term debt obligations	$132,353	$463,235	$154,412	$690,000	$1,440,000
Interest on long-term debt obligations (2)	53,962	72,307	46,222	6,478	178,969
Capital lease obligations	198	184	8	-	390
Operating lease obligations	37,154	53,418	22,577	30,355	143,504
Licensing agreements	4,250	4,500	2,250	3,000	14,000
Purchase obligations	27,554	-	-	-	27,554

Total	$255,471	$593,644	$225,469	$729,833	$1,804,417

 (1)  This excludes our liability of $29.1 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
 (2)  Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations.

In 2007, we entered into a supply agreement with Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd., which has a term of five years through November 2012 and may be renewed by agreement of both parties.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  In the event of termination, we would have been committed to purchase from Avail approximately $2.1 million of inventory as of December 31, 2009, which is included within Purchase Obligations in the table above.

OTHER MATTERS

In an effort to reduce U.S. healthcare costs, there have been and continue to be proposals by legislators, regulators, and governmental payers to reduce these costs.  Certain legislative proposals, if passed, may impose additional taxes on certain healthcare companies, limitations on the prices we will be able to charge for our products or the amounts of reimbursement available for our products from governmental agencies or third-party payers.  In particular, President Obama and members of the U.S. Congress have proposed significant reforms to the U.S. healthcare system.  The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes.  In addition, members of Congress have proposed a single-payer healthcare system, a government health insurance option to compete with private plans and other expanded public healthcare measures.  Various healthcare reform proposals have also emerged at the state level.  We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  However, an expansion in the government’s role in the U.S. healthcare industry is likely and may lower reimbursements for our products, reduce medical procedure volumes and increase taxes certain healthcare companies are required to pay.

We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries.  Also, the global financial crisis, increasing unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Rising unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

As our AHS business continues to expand globally, we are now entering the large and unpenetrated Japan market with our core NPWT product, the V.A.C. Therapy System and related disposables.  In 2009, we received approval to begin market development activities in Japan for our innovative V.A.C. Therapy product, and we have submitted applications to relevant reimbursement bodies for coverage determination of our products in Japan.  We are currently proceeding with initial commercialization activities in Japan and plan commercial launch of NPWT there in the second quarter of 2010.  In addition, we have identified several opportunities for our NPWT products in countries that may be best served initially by distributors and are working aggressively to construct appropriate networks to launch in countries including Brazil, Russia, India and China.

In the future, our U.S. Medicare placements of V.A.C. Therapy products are expected to be subject to Medicare’s durable medical equipment competitive bidding program.  In 2008, the Medicare competitive bidding program was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act (“MIPPA”).  MIPPA exempted NPWT from the first round of competitive bidding and delayed implementation of the second round of competitive bidding.  The law also imposed a 9.5% price reduction for all U.S. Medicare placements of our NPWT beginning in 2009.  The 9.5% reduction in reimbursement resulted in lower Medicare reimbursement levels, which negatively impacted our 2009 total revenue by approximately 1% compared to pre-2009 reimbursement levels.

In October 2008, LifeCell received a warning letter from the FDA identifying certain non-compliance with Good Manufacturing Practice (“GMP”) in the manufacture of our Strattice product. This warning letter arose from an inspection of LifeCell’s manufacturing facility in 2008 which led to observations by the FDA identifying certain observed non-compliance with GMP in the manufacture of Strattice and non-compliance with Good Tissue Practice (“GTP”) in the processing of AlloDerm.  The FDA completed a re-inspection of LifeCell in November 2009.  The inspection included a verification of all commitments made by LifeCell to address the items noted in the warning letter as well as a complete Quality Systems inspection.  The FDA concluded that all items cited in the warning letter have been resolved.  In addition, the Quality Systems inspection did not result in any observed non-compliance with GMP or GTP.   The FDA requires no further action or follow-up by LifeCell.

In October 2009, we became aware of an investigation being conducted by the FDA into the safety of certain power cords supplied to medical device manufacturers, including KCI, by Electri-cord Manufacturing Company.  Due to the potential safety risks associated with the 110 volt AC power cords manufactured by Electri-cord, we have determined to initiate a voluntary correction of specific KCI for-sale products in order to inspect and replace the affected power cords.  Products affected include AHS and TSS products.  With respect to KCI’s V.A.C. AHS and TSS rental fleets, the power cord replacements will occur during normal service cycles.  We expect that the FDA may publish our voluntary correction as a recall in its periodic enforcement report following our submission of the required documentation.  The replacement of the affected power cords began in 2009 and will continue in 2010, and we do not expect this will have a material impact on our results of operations.

In November 2009, the FDA issued a Preliminary Public Health Notice, or PHN, notifying caregivers and patients of potential complications associated with the use of NPWT products.  The complications cited by the FDA and the recommendations for care-givers and patients are consistent with the labeling and training we provide in our professional education programs.  We believe that our demonstrated commitment to the safety and efficacy of our products is consistent with the FDA’s messaging in the PHN.  In our educational programs, we give detailed guidance to practitioners regarding the selection of patients, contraindications, patient risk factors and the warnings included in our labeling.  In addition, all of our V.A.C. Therapy patients receive detailed instructions on how to use our products as well as information on possible complications, patient risk factors, and warnings associated with using our products.  These efforts, combined with our nation-wide 24-hour clinical support and service, as well as our provision of a continuum of care between care settings, set us apart as a leading NPWT provider in the United States and around the world.  We continue to provide our customers with the highest level of clinical support and education to minimize the incidence of complications associated with our products.  However, when complications associated with our products do occur, we file Medical Device Reports with the FDA consistent with the highest standards of quality, compliance and complaint reporting.  V.A.C. Therapy is designed to safely treat complicated wounds, often on patients with severe comorbidities; reported complications are extremely rare.  Although the FDA did not specifically tie KCI or V.A.C. Therapy to safety issues in the PHN, we have received and responded to several inquiries from customers and professional associations concerned about the notice.  We will continue to monitor and respond to the concerns of our customers regarding the PHN and any similar communications by the FDA in the future.

In February 2010, the Board of Directors formally adopted a Compensation Adjustment Policy.  The goal of the policy is to ensure the fair and accurate payment of bonus and incentive compensation to executive officers based on the Company's actual financial performance if subsequent information is revealed which leads to a restatement of financial results.  Under the policy, in the event of a restatement of the Company’s financial results due to material noncompliance with any then-applicable financial reporting requirement under either GAAP or the federal securities laws, the Board may require executive officers of the company to repay any portion of bonus or incentive compensation  payments which are in excess of the amounts that would have been paid based on the restated financial results.  In addition, the Board has the discretion to cause the Company to make incremental payouts to executive officers and other employees if any restatement of the Company’s financial results indicates that the Company should have made higher bonus or incentive compensation payments than those actually made.

Critical Accounting Estimates

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments.  In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from our estimates.  The accounting policies that are most subject to important estimates or assumptions are described below.  Also, see Note 1 to our accompanying consolidated financial statements.

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

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience. In addition, revenue is recognized net of administrative fees paid to group purchasing organizations, or GPO’s.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves against revenue to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves against revenue and bad debt using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2009 would impact pre-tax earnings by an estimated $2.6 million.

Inventory

AHS and TSS inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Costs include material, labor and manufacturing overhead costs.  Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment.  We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete.  Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis.  We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life.  Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Regenerative Medicine inventories

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

Long-Lived Assets

Property, plant and equipment are stated at cost.  Betterments, which extend the useful life of the equipment, are capitalized.  Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets.  If an event were to occur that indicates the carrying value of long-lived assets might not be recoverable, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired.  We account for goodwill in accordance with the “Intangibles-Goodwill and Other” Topic of the FASB Accounting Standards Codification which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually, by reporting unit, for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

We conducted our annual impairment test of goodwill as of October 31, 2009 and 2008. Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned.

The fair value of each reporting unit was primarily determined using discounted cash flow models.  The aggregate fair values of our reporting units were reconciled to our market capitalization. The estimate of cash flow used to estimate fair value is based upon, among other things, certain assumptions about expected future operating performance and appropriate discount rates determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units.

As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required. A sensitivity analysis of the material assumptions used in assessing recoverability of goodwill was also performed and did not impact the outcome of the goodwill impairment test.  No events or circumstances have occurred subsequent to October 31, 2009 that would indicate a further assessment was necessary.

Income Taxes

Deferred income taxes are accounted for in accordance with the “Income Taxes” Topic of the FASB Accounting Standards Codification which requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates.  When appropriate, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

We also account for uncertain tax positions in accordance with the “Income Taxes” Topic of the FASB Accounting Standards Codification. Accordingly, a liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

At December 31, 2009, deferred tax assets recorded by KCI increased from 2008.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary difference and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for 2009 was 31.6% compared to 39.5% in 2008.  The decrease in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of in-process research and development (“IPR&D”) associated with the LifeCell acquisition recorded in 2008.

Share-based Compensation

We recognize share-based compensation expense under the provisions of “Compensation-Stock Compensation” Topic of the FASB Accounting Standards Codification which requires the measurement and recognition of compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

We have elected to use the Black-Scholes model to estimate the fair value of stock options.  We believe that the use of the Black-Scholes model meets the fair value measurement objective of the FASB Codification and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by us.

We estimate forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.

The weighted-average estimated fair value of stock options granted during 2009, 2008 and 2007 was $11.48, $19.52 and $24.30, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2009	2008	2007

Expected stock volatility	43.7%	39.4%	39.6%
Expected dividend yield	-	-	-
Risk-free interest rate	2.2%	3.2%	4.5%
Expected life (years)	6.2	6.3	6.2

The expected stock volatility is based on historical volatilities of KCI and other similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as permitted rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Recently Adopted Accounting Principles

In June 2009, the FASB issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all previously-existing non-grandfathered non-SEC accounting and reporting standards.  The Codification reorganizes all GAAP into approximately 90 accounting topics and displays them using a consistent structure, and includes relevant SEC guidance organized using the same topical structure in separate sections. This statement was effective for KCI beginning September 30, 2009. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have an impact on our results of operations, financial condition or cash flows.

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

On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of these changes is disclosed in this report. (See Note 1 (bb) to our accompanying consolidated financial statements.)

Recently Issued Accounting Principles

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.”  This update provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This update also significantly expands the disclosures related to a company’s multiple-deliverable revenue arrangements.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this update is not expected to have a material impact on our results of operations or our financial position.

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

At December 31, 2009, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $662.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.074%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  In addition to the swaps in effect at December 31, 2009, we have entered into two additional interest rate swap agreements to convert $100.0 million of our variable-rate debt to a fixed rate basis which become effective on March 31, 2010.  These agreements have been designated as cash flow hedge instruments.  (See Note 6 to our accompanying consolidated financial statements.)

The tables below provide information as of December 31, 2009 and 2008 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of December 31, 2009
	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$676,545	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$132,353	$198,529	$264,706	$154,412	$—	$750,000	$729,375
Weighted average interest rate(2)	4.744%	4.744%	4.744%	4.744%	—	4.744%

Interest rate swap(3)
Variable to fixed-notional amount	$442,500	$219,500	$—	$—	$—	$662,000	$(8,436)
Average pay rate	2.077%	2.035%	—	—	—	2.074%
Average receive rate(4)	0.260%	0.260%	—	—	—	0.260%

 (1)  The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
 (2)  The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
 (3)  Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at December 31, 2009.
 (4)  The average receive rates for future periods are based on the current period average receive rates.  These rates reset quarterly.

	Expected Maturity Date as of December 31, 2008
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$392,955	(5)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$100,000	$150,000	$225,000	$300,000	$204,000	$979,000	$881,100
Weighted average interest rate(6)	4.748%	4.748%	4.748%	4.748%	4.748%	4.748%

Interest rate swap(7)
Variable to fixed-notional amount	$205,500	$192,500	$69,500	$—	$—	$467,500	$(13,272)
Average pay rate	3.293%	3.511%	3.797%	—	—	3.380%
Average receive rate(8)	1.460%	1.460%	1.460%	—	—	1.460%

 (5)  The fair value of our 3.25% Convertible Senior Notes due 2015 was based on a limited number of trades and did not necessarily represent the purchase price of the entire convertible note portfolio.
 (6)  The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
 (7)  Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at December 31, 2008.
 (8)  The average receive rates for future periods were based on the then-existing average receive rates. These rates reset quarterly.

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

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions and associated cash flows denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions and associated cash flows denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the foreign currency exchange contracts correspond to the periods of the exposed transactions but generally do not extend beyond 12 months.

At December 31, 2009, we had outstanding foreign currency exchange contracts to sell approximately $99.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts, but we do not anticipate nonperformance by any of the counterparties.

International operations reported operating profit of $123.3 million for the year ended December 31, 2009.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2009 would change our net earnings for the year ended December 31, 2009 by approximately $14.3 million.  Our analysis does not consider the impact the fluctuation would have on the value of our foreign currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kinetic Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth within.

As discussed in Note 1 to the consolidated financial statements, in 2009, Kinetic Concepts, Inc. changed its method of accounting for convertible instruments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2010

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$263,157	$247,767
Accounts receivable, net	425,042	406,007
Inventories, net	121,044	109,097
Deferred income taxes	11,715	19,972
Prepaid expenses and other	37,330	34,793

Total current assets	858,288	817,636

Net property, plant and equipment	296,055	303,799
Debt issuance costs, less accumulated amortization of $23,000 at 2009 and $7,896 at 2008	35,191	50,295
Deferred income taxes	17,513	8,635
Goodwill	1,328,881	1,337,810
Identifiable intangible assets, net	489,213	472,547
Other non-current assets	13,424	12,730

	$3,038,565	$3,003,452

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$63,301	$53,765
Accrued expenses and other	226,823	258,666
Current installments of long-term debt	132,353	100,000
Income taxes payable	18,484	-

Total current liabilities	440,961	412,431

Long-term debt, net of current installments and discount	1,173,808	1,415,443
Non-current tax liabilities	29,074	26,205
Deferred income taxes	212,257	239,621
Other non-current liabilities	4,994	6,382

Total liabilities	1,861,094	2,100,082

Shareholders' equity:
Common stock; authorized 225,000 at 2009 and 2008, issued and outstanding 71,256 at 2009 and 70,524 at 2008	71	71
Preferred stock; authorized 50,000 at 2009 and 2008; issued and outstanding 0 at 2009 and 2008	-	-
Additional paid-in capital	804,111	765,645
Retained earnings	357,350	128,648
Accumulated other comprehensive income, net	15,939	9,006

Shareholders' equity	1,177,471	903,370

	$3,038,565	$3,003,452

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Rental	$1,178,138	$1,199,778	$1,146,544
Sales	814,506	678,131	463,400

Total revenue	1,992,644	1,877,909	1,609,944

Rental expenses	667,440	715,152	672,617
Cost of sales	244,784	218,503	145,611

Gross profit	1,080,420	944,254	791,716

Selling, general and administrative expenses	505,214	433,331	368,878
Research and development expenses	92,088	75,839	50,532
Acquired intangible asset amortization	40,634	25,001	-
In-process research and development	-	61,571	-

Operating earnings	442,484	348,512	372,306

Interest income and other	819	6,101	6,154
Interest expense	(104,918)	(80,753)	(19,883)
Foreign currency gain (loss)	(4,004)	1,308	(624)

Earnings before income taxes	334,381	275,168	357,953

Income taxes	105,679	108,724	120,809

Net earnings	$228,702	$166,444	$237,144

Net earnings per share:
Basic	$3.26	$2.33	$3.34

Diluted	$3.24	$2.32	$3.31

Weighted average shares outstanding:
Basic	70,110	71,464	70,975

Diluted	70,542	71,785	71,674

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Par	Capital	(Deficit)	Income	Equity

Balances at December 31, 2006	70,461	$70	$575,539	$(244,325)	$24,929	$356,213

Net earnings	-	-	-	237,144	-	237,144
Foreign currency translation adjustment, net of taxes of $353	-	-	-	-	14,819	14,819
Net derivative gain, net of taxes of $1	-	-	-	-	1	1
Reclassification adjustment for derivative losses included in income, net of taxes of $18	-	-	-	-	33	33
Exercise of stock options and other	1,459	2	42,738	-	-	42,740
Shares purchased under ESPP	119	-	4,083	-	-	4,083
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	114	-	(1,097)	-	-	(1,097)
Share-based compensation expense	-	-	23,084	-	-	23,084

Balances at December 31, 2007	72,153	$72	$644,347	$(7,181)	$39,782	$677,020

Net earnings	-	-	-	166,444	-	166,444
Foreign currency translation adjustment, net of taxes of $565	-	-	-	-	(22,170)	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	-	-	-	(8,926)	(8,926)
Reclassification adjustment for derivative losses included in income, net of taxes of $172	-	-	-	-	320	320
Adoption of convertible debt accounting pronouncement	-	-	99,899	-	-	99,899
Repurchase of common stock in open-market transactions	(2,073)	(1)	(19,384)	(30,615)	-	(50,000)
Exercise of stock options and other	94	-	1,495	-	-	1,495
Shares purchased under ESPP	172	-	4,457	-	-	4,457
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	178	-	(1,010)	-	-	(1,010)
Share-based compensation expense	-	-	26,315	-	-	26,315
Convertible bond note hedge, net of taxes of ($58,178), and warrants	-	-	9,526	-	-	9,526

Balances at December 31, 2008	70,524	$71	$765,645	$128,648	$9,006	$903,370

Net earnings	-	-	-	228,702	-	228,702
Foreign currency translation adjustment, net of taxes of $(148)	-	-	-	-	3,822	3,822
Net derivative loss, net of taxes of $(2,226)	-	-	-	-	(4,133)	(4,133)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,901	-	-	-	-	7,244	7,244
Exercise of stock options and other	169	-	1,441	-	-	1,441
Shares purchased under ESPP	281	-	5,938	-	-	5,938
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	282	-	(1,419)	-	-	(1,419)
Share-based compensation expense	-	-	32,506	-	-	32,506

Balances at December 31, 2009	71,256	$71	$804,111	$357,350	$15,939	$1,177,471

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$228,702	$166,444	$237,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and other	156,930	134,709	93,823
Provision for bad debt	10,166	10,605	7,567
Amortization of deferred gain on sale of headquarters facility	(1,070)	(1,070)	(1,070)
Amortization of convertible debt discount	19,718	12,777	-
Write-off of deferred debt issuance costs	3,035	860	3,922
Share-based compensation expense	32,506	26,315	23,714
Excess tax benefit from share-based payment arrangements	(1,214)	(1,917)	(14,318)
Write-off of in-process research and development	-	61,571	-
Change in assets and liabilities, net of business acquired:
Increase in accounts receivable, net	(29,271)	(39,884)	(33,534)
Decrease (increase) in inventories, net	(11,953)	5,632	(8,731)
Decrease (increase) in prepaid expenses and other	(1,560)	2,528	(5,592)
Increase (decrease) in deferred income taxes, net	(16,356)	80,108	(16,091)
Increase (decrease) in accounts payable	9,530	(15,618)	12,793
Increase (decrease) in accrued expenses and other	(28,291)	(6,085)	23,409
Increase (decrease) in tax liabilities, net	16,649	(9,844)	25,902
Net cash provided by operating activities	387,521	427,131	348,938

Cash flows from investing activities:
Additions to property, plant and equipment	(103,289)	(131,283)	(95,847)
Decrease (increase) in inventory to be converted into equipment for short-term rental	8,462	(11,200)	(5,000)
Dispositions of property, plant and equipment	4,976	5,998	2,528
Business acquired in purchase transaction, net of cash acquired	(173)	(1,745,743)	-
Purchase of investments	-	-	(36,425)
Maturities of investments	-	-	36,425
Increase in identifiable intangible assets and other non-current assets	(62,894)	(5,007)	(3,366)
Net cash used by investing activities	(152,918)	(1,887,235)	(101,685)

Cash flows from financing activities:
Proceeds from revolving credit facility	105,000	114,000	188,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(334,000)	(135,260)	(327,659)
Payments of debt issuance costs	-	-	(2,359)
Repurchase of common stock in open-market transactions	-	(50,000)	-
Excess tax benefit from share-based payment arrangements	1,214	1,917	14,318
Proceeds from exercise of stock options	1,850	2,454	28,372
Purchase of immature shares for minimum tax withholdings	(1,419)	(1,010)	(2,414)
Proceeds from purchase of stock in ESPP and other	5,938	4,457	4,083
Acquisition financing:
Proceeds from senior credit facility	-	1,000,000	-
Proceeds from convertible senior notes	-	690,000	-
Repayment of long-term debt	-	(68,000)	-
Proceeds from convertible debt warrants	-	102,458	-
Purchase of convertible debt hedge	-	(151,110)	-
Payment of debt issuance costs	-	(60,697)	-
Net cash provided (used) by financing activities	(221,417)	1,449,209	(97,659)
Effect of exchange rate changes on cash and cash equivalents	2,204	(7,331)	9,253
Net increase (decrease) in cash and cash equivalents	15,390	(18,226)	158,847
Cash and cash equivalents, beginning of year	247,767	265,993	107,146
Cash and cash equivalents, end of year	$263,157	$247,767	$265,993

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The consolidated entity is referred to herein as "KCI."  Certain prior period amounts have been reclassified to conform to the 2009 presentation.

During the first quarter of 2009, we redefined our operating segments to correspond with our current management structure.  We have three reportable operating segments:  Active Healing Solutions (“AHS”); Regenerative Medicine; and Therapeutic Support Systems (“TSS”).  We are reporting financial results consistent with this new structure, including the reclassification of prior period amounts to conform to this current reporting structure.  The geographic reporting structure continues to consist of (i) North America, which is comprised of the United States, Canada and Puerto Rico; and (ii) EMEA/APAC, which is comprised principally of Europe, the Middle East, Africa and the Asia Pacific region.

(b)   Nature of Operations and Customer Concentration

KCI is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our AHS systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our Regenerative Medicine products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our TSS business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with influenza, acute respiratory distress syndrome (“ARDS”) and immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of patients of size.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Singapore, Hong Kong and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments which correspond to our three business units:  AHS, Regenerative Medicine, and TSS.  We have operations in two primary geographic regions: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa, and the Asia Pacific region.

Operations for our North America geographic region accounted for approximately 77.6%, 76.0% and 76.0% of our total revenue for 2009, 2008 and 2007, respectively.  In the U.S. acute care setting, which accounted for approximately half of our North American revenue for the year ended December 31, 2009, we bill our customers directly for the rental and sale of our products.  Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations, or GPOs.  Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement.  Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement.  Approximately 33.1%, 32.6% and 36.9% of our total revenue during 2009, 2008 and 2007, respectively, was generated under national agreements with GPOs.  During 2009, 2008 and 2007, we recorded approximately $192.9 million, $198.3 million and $193.6 million, respectively, in AHS and TSS revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. homecare setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  During 2009, 2008 and 2007, we recorded revenue related to Medicare claims of approximately $155.2 million, $170.4 million and $181.5 million, respectively.

In May 2008, we completed the acquisition of all the outstanding capital stock of LifeCell for an aggregate purchase price of approximately $1.8 billion.  LifeCell operates our Regenerative Medicine business unit and develops, processes and markets biological soft tissue repair products made from human or animal tissue.  These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.

Regenerative Medicine revenue is generated primarily in the United States in the acute care setting on a direct billing basis.  We market our regenerative and reconstructive acellular tissue matrix products for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  Our primary tissue matrix products, AlloDerm and Strattice, are marketed through our direct sales and marketing organization.  Our LifeCell sales representatives are responsible for interacting with plastic surgeons, general surgeons, head and neck surgeons, and trauma/acute care surgeons to educate them on the use and potential benefits of our tissue matrix products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our tissue matrix products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GraftJacket RTM, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; Repliform TRM, for urogynecologic surgical procedures; and Conexa, for rotator cuff tissue repairs.

In the EMEA/APAC geographic region, most of our AHS and TSS revenue is generated in the acute care setting on a direct billing basis.

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

(d)   Revenue Recognition

We recognize revenue in accordance with the “Revenue Recognition” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification when each of the following four criteria are met:

1)	a contract or sales arrangement exists;
2)	products have been shipped, title has transferred or services have been rendered;
3)	the price of the products or services is fixed or determinable; and
4)	collectibility is reasonably assured.

We recognize rental revenue based on the number of days a product is used by the patient or organization, at the contracted rental rate for contracted customers and generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  We establish realization reserves against revenue to provide for adjustments including capitation agreements, credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.  In addition, revenue is recognized net of administrative fees paid to GPOs.

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

(f)   Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our senior credit facility and 3.25% Convertible Senior Notes, or the Notes, approximates fair value. The fair value of our senior credit facility and the Notes is estimated based upon open-market trades at or near year-end.  The carrying value of our senior credit facility and the Notes as of December 31, 2009 was $750.0 million and $690.0 million, respectively, with a corresponding fair value of approximately $729.4 million and $676.5 million.

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

Significant concentrations of accounts receivable include:

	2009	2008

Acute and extended care organizations	54%	50%
Managed care, insurance and other	34%	36%
Medicare/Medicaid	11%	12%
Other	1%	2%

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

(h)   Inventories

AHS and TSS inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed, and if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C. Therapy units for our global markets.  Our Ireland plant also manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd.  We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.  In 2007, we entered into a supply agreement with Avail, which has a term of five years through November 2012 and may be renewed by agreement of both parties.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  The terms of the supply agreement provide that key indicators be provided to us that would alert us to any inability of Avail to perform under the agreement.  Approximately 22.6%, 24.1% and 24.1% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively, was generated from the sale of NPWT disposables.

Regenerative Medicine inventories

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

(i)   Vendor Rebates

We may receive consideration from vendors in the normal course of business in the form of rebates of purchase price paid.  Our policy for accounting for these funds is in accordance with the “Revenue Recognition” Topic of the FASB Accounting Standards Codification.  Funds are recognized as a reduction of cost of sales and inventory if the funds are a reduction of the price for the vendor’s products.

(j)   Long-Lived Assets

Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized.  Software development costs for internal use are capitalized pursuant to the “Intangibles-Goodwill and Other” Topic of the Codification.  Debt issuance costs at December 31, 2009 represent fees and other direct costs incurred in connection with our borrowings.  These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing.  During 2008, we capitalized $60.7 million related to the completion of our acquisition financing.  (See Note 2.)  Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases.  Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method unless another method is determined to be more appropriate.  Patent and trademark costs associated with products for which we are no longer pursuing development are written-off to expense.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term.  Depreciation expense for 2009, 2008 and 2007 was $99.3 million, $97.1 million and $84.4 million, respectively.

(k)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill is tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. KCI defines its reporting units at the same level as our segments disclosed in Note 17: AHS, Regenerative Medicine and TSS. Goodwill was tested for impairment during the fourth quarter of 2009 and we determined no impairment write down was required.

The fair value of each reporting unit was primarily determined using discounted cash flow models. Significant assumptions included risk-based discount rates ranging from 11% to 15%, estimated growth rates based on KCI’s long-range planning model and terminal values of each reporting unit based on a growth rate of 3.5% after the 10th year. Goodwill arising from the LifeCell purchase was allocated to the applicable reporting units based on the discounted projected benefit received by that reporting unit.  (See Note 4.)

Identifiable intangible assets include developed technology, customer relationships, trademarks and patents.  We amortize our identifiable intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset.

(l)   Income Taxes

Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates.  When appropriate, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

A liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

At December 31, 2009, deferred tax assets recorded by KCI increased from 2008.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary difference and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for 2009 was 31.6% compared to 39.5% in 2008.  The decrease in the effective income tax rate was due primarily to the non-deductibility of the $61.6 million write-off of in-process research and development (“IPR&D”) associated with the LifeCell acquisition recorded in 2008.

(m)   Net Earnings Per Share

Basic net earnings per share, or EPS, is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  The dilutive effect is calculated based on the average share price for each fiscal period using the treasury stock method.

(n)   Royalties

We pay royalties for the right to market many of our medical devices.  Royalties are based on applicable revenue and recognized in the period that the related revenue is earned.  Royalties related to rental revenue are included in rental expense.  Royalties on sales revenue are included in cost of sales.

(o)   Self-Insurance

We self-insure certain employee benefit and casualty insurance risks.  Our group medical plan for U.S. employees is a qualified self-insured plan subject to specific stop loss insurance coverage. Our short-term disability plan for U.S. based employees is self-insured. The Texas Employee Injury Benefit Plan is self-insured subject to a $1,000,000 per occurrence deductible. Our casualty insurance program has a $750,000 deductible for workers’ compensation, auto liability, and general liability and a $500,000 deductible for products liability.  Our group life and accidental death and dismemberment plan and our long-term disability plan are all fully insured. We fully accrue our self-insurance and retained loss liabilities, including claims incurred but not reported.   Based on historical trends, we believe our accruals for self-insured and retained losses are adequate to cover future losses.

(p)   Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The value of our contracts at December 31, 2009 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. (See Note 6.)

(q)   Foreign Currency Exchange Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows.  We enter into foreign currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our consolidated statements of earnings.  (See Note 6.)

(r)   Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with the “Derivatives and Hedging” Topic of the FASB Accounting Standards Codification and other related guidance. On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  The impact associated with our adoption of these changes is disclosed in this report. (See Note 1 (bb).)

(s)   Foreign Currency Translation and Transaction Gains and Losses

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

(t)   Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the Note Hedge described in Note 5.  As of December 31, 2009, Bank of America and JP Morgan Chase collectively held equity hedges related to our Note Hedge as described in Note 5 in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $59.9 million and $8.9 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $6.7 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(u)   Share-based Compensation

We measure and recognize share-based compensation expense over the estimated service period for all share-based payment awards, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant.

KCI has elected to use the Black-Scholes model to estimate the fair value of option grants.  We believe that the use of the Black-Scholes model meets the fair value measurement objective and reflects all substantive characteristics of the instruments being valued.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive share-based compensation awards, and subsequent events will not affect the original estimates of fair value made by us.

Share-based compensation expense was recognized in the consolidated statements of earnings for 2009, 2008 and 2007, as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007

Rental expenses	$4,974	$4,955	$5,322
Cost of sales	978	559	623
Selling, general and administrative expenses	26,554	20,801	17,769

Pre-tax share-based compensation expense	32,506	26,315	23,714
Less: Income tax benefit	(10,851)	(8,310)	(6,933)

Total share-based compensation expense, net of tax	$21,655	$18,005	$16,781

KCI estimates forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.

The weighted-average estimated fair value of stock options granted during 2009, 2008 and 2007 was $11.48, $19.52 and $24.30, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2009	2008	2007

Expected stock volatility	43.7%	39.4%	39.6%
Expected dividend yield	-	-	-
Risk-free interest rate	2.2%	3.2%	4.5%
Expected life (years)	6.2	6.3	6.2

The expected stock volatility is based on historical volatilities of KCI and other similar entities.  The expected dividend yield is 0% as we have historically not paid cash dividends on our common stock.  The risk-free interest rates for periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of grant.  We have chosen to estimate expected life using the simplified method as permitted rather than using our own historical expected life as there has not been sufficient history since we completed our initial public offering to allow us to better estimate this variable.

(v)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business and the leveraging of our core understanding of biological tissues in order to develop biosurgery products in our regenerative medicine business.  The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(w)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate.  Shipping and handling costs on sales products recovered from customers of $4.3 million, $4.2 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, are included in sales revenue for these periods.

(x)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between KCI and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(y)   Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expenses were $13.3 million, $12.1 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(z)   Seasonality

Historically, we have experienced a seasonal slowing of AHS unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting.  Regenerative Medicine has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.

(aa)   Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business.  The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.  Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties.  Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability.  If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

(bb)   Recently Adopted Accounting Principles

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification superseded all previously-existing non-grandfathered non-SEC accounting and reporting standards.  The Codification reorganizes all GAAP into approximately 90 accounting topics and displays them using a consistent structure, and includes relevant SEC guidance organized using the same topical structure in separate sections. This statement was effective for KCI beginning September 30, 2009. This pronouncement does not change GAAP; therefore, our adoption of this pronouncement did not have an impact on our results of operations, financial condition or cash flows.

On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  Upon adoption of these changes, we allocated the proceeds received from the issuance of the convertible notes between a liability component and equity component by determining the fair value of the liability component using our estimated non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to paid-in-capital (the equity component), net of applicable deferred income taxes and the portion of debt issuance costs allocated to the equity component.  The resulting debt discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The accounting changes were effective for periods subsequent to December 15, 2008 and were applied retroactively.  Due to the required retrospective application, the notes reflect a lower principal balance and additional non-cash interest expense has been recorded based on our estimated non-convertible borrowing rate.  For 2009, we recorded $22.4 million of interest related to the contractual interest coupon rate.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, the adoption of the accounting changes resulted in approximately $19.7 million and $12.8 million of additional non-cash interest expense for 2009 and 2008, respectively.

Upon adoption, we adjusted the previously-reported amounts in our consolidated statement of earnings for the year ended December 31, 2008 and our balance sheet as of December 31, 2008 as follows (in thousands, except per share data)

	Year Ended December 31, 2008
	As Reported	Adjustments	As Adjusted
Statement of Earnings:
Interest expense	$68,639	$12,114	$80,753
Income taxes	$113,387	$(4,663)	$108,724
Net earnings	$173,895	$(7,451)	$166,444
Net earnings per share:
Basic	$2.43	$(0.10)	$2.33
Diluted	$2.42	$(0.10)	$2.32

	December 31, 2008
	As Reported	Adjustments	As Adjusted
Balance Sheet:
Debt issuance costs, net	$53,528	$(3,233)	$50,295
Long-term debt, net of current installments and discount	$1,569,000	$(153,557)	$1,415,443
Long-term deferred income taxes	$181,745	$57,876	$239,621
Additional paid-in capital	$665,746	$99,899	$765,645
Retained earnings	$136,099	$(7,451)	$128,648

On January 1, 2009, KCI adopted changes issued by the FASB which enhance the required disclosures regarding derivatives and hedging activities.  The adoption of the changes did not have a material impact on our results of operations or our financial position.  (See Notes 5 and 6.)

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

The results of LifeCell’s operations since the acquisition date have been included in our consolidated financial statements.  The following table reflects the unaudited pro forma consolidated results of operations, as though the acquisition of LifeCell had occurred as of the beginning of the periods being presented (dollars in thousands, except per share data):

	Year ended December 31,
	2008	2007
	(unaudited)	(unaudited)

Pro forma revenue	$1,962,903	$1,800,462

Pro forma net earnings	$216,229	$161,090

Pro forma net earnings per share:
Basic	$3.03	$2.27

Diluted	$3.01	$2.25

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

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008
Gross trade accounts receivable:
North America:
Acute and extended care organizations	$135,634	$122,373
Medicare / Medicaid	56,316	58,662
Managed care, insurance and other	178,613	184,172

North America - trade accounts receivable	370,563	365,207

EMEA/APAC - trade accounts receivable	114,146	98,500

LifeCell – trade accounts receivable	34,773	33,521

Total trade accounts receivable	519,482	497,228

Less: Allowance for revenue adjustments	(96,640)	(94,516)

Gross trade accounts receivable	422,842	402,712

Less: Allowance for bad debt	(8,851)	(9,469)

Net trade accounts receivable	413,991	393,243

Employee and other receivables	11,051	12,764

	$425,042	$406,007

(b)   Inventories

Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Finished goods and tissue available for distribution	$71,620	$68,837
Goods and tissue in-process	13,418	9,892
Raw materials, supplies, parts and unprocessed tissue	65,910	64,242

	150,948	142,971

Less: Amounts expected to be converted into equipment for
short-term rental	(18,538)	(27,000)
Reserve for excess and obsolete inventory	(11,366)	(6,874)

	$121,044	$109,097

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Land	$1,837	$599
Buildings	16,710	16,501
Equipment for short-term rental	357,126	363,743
Machinery, equipment and furniture (1)	326,453	275,288
Leasehold improvements	79,540	68,561
Inventory to be converted to equipment	18,538	27,000

	800,204	751,692
Less accumulated depreciation (1)	(504,149)	(447,893)

	$296,055	$303,799

(1)  Net property, plant and equipment as of December 31, 2009 and 2008 includes approximately $1.0 million and $1.2 million, respectively, in machinery, equipment and furniture under various capital leases.

(d)   Accrued expenses and other

Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Payroll, benefits, commissions, bonuses and related taxes	$76,861	$81,221
Royalty accrual	45,993	63,870
Derivative liability	10,341	13,240
Interest accruals	4,876	4,705
Insurance accruals	6,691	5,915
Other accrued expenses	82,061	89,715

	$226,823	$258,666

NOTE 4.     Accounting for Goodwill and Other Non-current Assets

(a)   Goodwill

The components of goodwill by reporting unit are listed below (dollars in thousands):

	December 31,	December 31,
	2009	2008

AHS	$167,639	$167,639
Regenerative Medicine	1,118,206	1,127,135
TSS	43,036	43,036

	$1,328,881	$1,337,810

The change in goodwill is related to the final allocation of the purchase price of our acquisition of LifeCell.  As of December 31, 2009 and 2008, we allocated $161.8 million of goodwill related to the LifeCell acquisition to our AHS reporting unit based on the discounted projected benefit to be received by this reporting unit.

(b)   Identifiable intangible assets

Identifiable intangible assets include the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Developed technology	$238,391	$238,391
Customer relationships	192,204	192,204
Tradenames and patents	140,234	78,725

Identifiable intangible assets	570,829	509,320

Accumulated amortization	(81,616)	(36,773)

	$489,213	$472,547

The increase in identifiable intangible assets in 2009 is due primarily to patents purchased related to V.A.C. Therapy technology.

Amortization expense, related to definite-lived intangibles, was approximately $44.8 million, $26.0 million, and $1.3 million for 2009, 2008 and 2007, respectively.  During 2009 and 2008, we recorded approximately $40.6 million and $25.0 million, respectively, of amortization expense associated with acquired identifiable intangible assets.  We amortize our intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset.  The following table shows the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2009 (dollars in thousands):

Estimated
Year ending	Amortization
December 31,	Expense

2010	$52,005
2011	$49,399
2012	$49,399
2013	$43,726
2014	$38,052

(c)   Debt issuance costs

As of December 31, 2009, unamortized debt issuance costs related to our current senior credit facility and convertible senior notes were $35.2 million.  Amortization of debt issuance costs recorded for the years ended December 31, 2009, 2008 and 2007 were $15.1 million, $7.9 million and $4.8 million, respectively.  The amortization for 2009, 2008 and 2007 includes approximately $3.0 million, $860,000 and $3.9 million, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on our previously-existing senior revolving credit facility.  The remaining costs for the current senior credit facility and convertible notes are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 5.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2009	2008

Senior Credit Facility – due 2013	$750,000	$950,000
Senior Revolving Credit Facility – due 2013	-	29,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(133,839)	(153,557)

	1,306,161	1,515,443
Less: current installments	(132,353)	(100,000)

	$1,173,808	$1,415,443

Senior Credit Facility

On May 19, 2008, we entered into a new $1.3 billion senior secured credit facility due May 2013.

Loans. The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At December 31, 2009, $750.0 million was outstanding under the term loan facility and we had no revolving credit loans outstanding.  We had outstanding letters of credit in the aggregate amount of $11.4 million.  The resulting availability under the revolving credit facility was $288.6 million at December 31, 2009.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of December 31 2009, our nominal interest rate on borrowings under the senior credit facility was 3.143%.

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

As of December 31, 2009, our leverage ratio of debt to EBITDA was 2.3 to 1.0.

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

As of December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

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

Principal Amount. At December 31, 2009, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest began accruing from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.

Recently adopted accounting principle. On January 1, 2009, KCI adopted changes issued by the FASB related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  These changes specify that issuers of such instruments account separately for the liability and equity components of convertible debt instruments in a manner that reflects an issuer’s estimated non-convertible debt borrowing rate.  The impact associated with our adoption of these changes is disclosed in this report. (See Note 1 (bb).)

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

Maturity. The notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date.  As of December 31, 2009, the notes are classified as a non-current liability.

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

1)
during any fiscal quarter commencing after June 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

2)
during the five business day period following any five consecutive trading day period in which the trading price for the notes (per $1,000 principal amount of the notes) for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the applicable conversion rate; or

3)
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

Interest and Future Maturities

Interest paid, net of cash received from interest rate swap agreements, during 2009, 2008 and 2007 was $70.0 million, $54.7 million and $15.6 million, respectively.  These amounts include any early redemption premium payments associated with the purchase or redemption of our senior subordinated notes.

Future maturities of long-term debt at December 31, 2009 were (dollars in thousands):

Year	Amount
2010	$132,353
2011	$198,529
2012	$264,706
2013	$154,412
2014	$-
Thereafter	$690,000

NOTE 6.     Derivative Financial Instruments

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

The following chart summarizes interest rate hedge transactions effective as of December 31, 2009 (dollars in thousands):

		Original
		Notional	Notional Amount at	Fixed
Accounting Method	Effective Dates	Amount	December 31, 2009	Interest Rate	Status

Hypothetical	06/30/08-06/30/11	$100,000	$60,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$30,250	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$50,000	$30,250	3.895%	Outstanding
Hypothetical	09/30/08-03/31/11	$40,000	$26,800	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$20,100	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$30,000	$20,100	3.399%	Outstanding
Hypothetical	12/31/08-12/31/10	$40,000	$29,600	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$22,200	3.030%	Outstanding
Hypothetical	12/31/08-12/31/10	$30,000	$22,200	3.030%	Outstanding
Hypothetical	12/31/09-12/31/10	$50,000	$50,000	1.290%	Outstanding
Hypothetical	12/31/09-12/31/10	$50,000	$50,000	0.955%	Outstanding
Hypothetical	12/31/09-12/31/10	$50,000	$50,000	0.950%	Outstanding
Hypothetical	09/30/09-09/30/10	$50,000	$50,000	1.055%	Outstanding
Hypothetical	06/30/09-06/30/10	$60,000	$60,000	1.260%	Outstanding
Hypothetical	06/30/09-06/30/10	$40,000	$40,000	1.260%	Outstanding
Hypothetical	03/31/09-03/31/10	$60,000	$60,000	1.110%	Outstanding
Hypothetical	03/31/09-03/31/10	$40,000	$40,000	1.110%	Outstanding

At December 31, 2009, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $662.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 2.074%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

In addition to the swaps in effect at December 31, 2009, we have entered into two additional interest rate swap agreements to convert $100.0 million of our variable-rate debt to a fixed rate basis, which become effective on March 31, 2010.  These agreements have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

		Original
		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate

Hypothetical	03/31/10-03/31/11	$50,000	0.785%
Hypothetical	03/31/10-03/31/11	$50,000	0.774%

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the swap agreements currently in effect as of December 31, 2009, approximately 93.9% of our long-term debt outstanding, including the convertible senior notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At December 31, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $8.4 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  This amount was also recorded in other comprehensive income, net of tax effects.  No asset derivatives were held as of December 31, 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the year ended December 31, 2009.  As of December 31, 2009, the amount of hedge gain or loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was $8.0 million.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  If our interest rate protection agreements were not in place, interest expense would have been approximately $11.1 million, $492,000 and $51,000 lower for 2009, 2008 and 2007, respectively.

Foreign Currency Exchange Fluctuation Protection

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements.

The location and fair value amounts of derivative instruments reported as of December 31, 2009 in the balance sheet are as follows (dollars in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other	$995

Total derivatives		$995

	Liability Derivatives
	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$8,436

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses and other	$1,905

Total derivatives		$10,341

The location and net amounts reported in the statements of earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification for the year ended December 31, 2009 are as follows (dollars in thousands):

Effective portion
	Amount of gain	Location of gain (loss)	Amount of gain (loss)
	(loss) recognized	reclassified from	reclassified from
	in OCI on	accumulated OCI	accumulated OCI
	derivative	into income	into income

Year ended December 31, 2009
Interest rate swap agreements	$(4,133)	Interest expense	$7,244

The location and net amounts reported in the statements of earnings for derivatives not designated as hedging instruments under the Derivatives and Hedges topic of the Codification for the year ended December 31, 2009 are as follows (dollars in thousands):

	Location of gain (loss)	Amount of gain (loss)
	recognized in income on	recognized in income
	derivative	on derivative

Year ended December 31, 2009
Foreign currency exchange contracts	Foreign currency gain (loss)	$(8,206)

Certain of KCI’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  (See Note 5.)

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

No collateral has been posted by KCI in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 7.     Fair Value Measurements

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

At December 31, 2009, we had seventeen interest rate swap agreements designated as cash flow hedge instruments and foreign currency exchange contracts to sell approximately $99.9 million of various currencies.  The fair values of these interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  The following table sets forth the aggregate fair value of all derivative instruments with credit-risk-related contingent features as of December 31, 2009 (dollars in thousands):

		Fair Value Measurements at Reporting
	Fair Value at	Date Using Inputs Considered as
	December 31, 2009	Level 1	Level 2	Level 3

Assets:
Foreign currency exchange contracts	$995	$-	$995	$-

Liabilities:
Foreign currency exchange contracts	$1,905	$-	$1,905	$-
Interest rate swap agreements	$8,436	$-	$8,436	$-

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2009.

NOTE 8.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next four years. At December 31, 2009 and 2008, the gross amount of equipment under capital leases totaled $2.5 million and $2.5 million and related accumulated depreciation was approximately $1.5 million and $1.3 million, respectively.

In August 2002, we sold our corporate headquarters facility and adjacent land and buildings under a 10-year sale-leaseback arrangement.  The properties were sold for $17.9 million, net of selling costs, resulting in a deferred gain of approximately $10.7 million.  The deferred gain is being amortized over the term of the lease.  In 2009, 2008 and 2007, approximately $1.1 million of gain was recognized annually as a reduction of selling, general and administrative expenses.  The initial lease term is 10 years, expiring in 2012.  We have two consecutive options to renew the lease for a term of three or five years each at our option.  If we exercise either renewal option, the terms of the renewal lease will be on prevailing market rental terms, including the lease rate and any improvement allowance or other inducements available to renewing tenants on prevailing market terms.  In order to exercise our renewal options, we must give notice at least six months prior to the expiration of the then-existing term.  Rental expense for our corporate headquarters totaled $4.7 million, $4.6 million and $4.2 million for the years ended 2009, 2008 and 2007, respectively.  The following table indicates the estimated future cash lease payments of our corporate headquarters, inclusive of executory costs, for the years set forth below (dollars in thousands):
Year ending	Estimated Cash
December 31,	Lease Payments

2010	$3,865
2011	3,900
2012	2,330
2013	-
Thereafter	-

$10,095

In addition to leasing our headquarters facility, we lease computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 24 years. Total rental expense for operating leases, including our headquarters facility, was $40.6 million, $37.7 million and $35.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2010	$198	$37,154
2011	132	31,213
2012	52	22,205
2013	8	13,312
2014	-	9,265
Thereafter	-	30,355

Total minimum lease payments	$390	$143,504

Less amount representing interest	(58)

Present value of net minimum capital lease payments	332
Less current portion	(198)

Obligations under capital leases, excluding current installments	$134

NOTE 9.     Income Taxes

The following table summarizes earnings before income taxes of U.S. and foreign operations (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Domestic	$234,436	$187,022	$288,796
Foreign	99,945	88,146	69,157

	$334,381	$275,168	$357,953

The following table summarizes the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$83,234	$9,586	$106,541
State	21,055	15,704	14,279
International	16,513	12,357	11,799

Total current expense	120,802	37,647	132,619

Deferred:
Federal	(6,067)	74,595	(9,462)
State	(2,065)	135	(1,181)
International	(6,991)	(3,653)	(1,167)

Total deferred tax expense (benefit)	(15,123)	71,077	(11,810)

	$105,679	$108,724	$120,809

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.8	2.8
Non-deductible in-process research & development	-	7.8	-
Nondeductible meals and entertainment	0.6	0.7	0.3
Foreign income taxed at other than U.S. rates	(6.8)	(6.8)	(3.1)
Foreign tax refund	-	-	(0.3)
Section 199 production deduction	(0.6)	(0.5)	(0.9)
Research and development credit	(0.4)	(0.5)	(0.5)
Non-deductible Stock Options	0.4	0.5	0.5
Other, net	0.2	0.5	-

	31.6%	39.5%	33.8%

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,295	$5,706
Foreign net operating loss carry forwards	8,415	9,983
Domestic net operating loss	-	1,071
Loan fees	2,494	1,103
Convertible note hedge	42,377	48,737
Tax credits, primarily research and development	813	1,203
Accrued liabilities	5,838	9,737
Deferred foreign tax asset	20,777	11,222
Deferred gain on sale of headquarters facility	968	1,342
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	4,539	3,606
Intangible assets, deducted for book purposes but capitalized and amortized for tax purposes	215	293
Share-based compensation as a result of adoption of Codification	20,428	13,636
Accrued Interest	1,522	1,262
Derivatives	2,959	4,634
Other	3,509	2,613

Total gross deferred tax assets	117,149	116,148
Less: valuation allowances	(10,322)	(11,821)

Net deferred tax assets	106,827	104,327

Deferred Tax Liabilities:
Intangibles amortized for book not tax	(146,764)	(160,771)
Deferred state tax liability	(19,856)	(22,773)
Adoption of accounting changes related to the accounting for convertible debt instruments	(46,844)	(53,718)
Plant and equipment, principally due to differences in depreciation and basis	(64,345)	(68,117)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(8,889)	(7,625)
Other	(3,158)	(2,337)

Total gross deferred tax liabilities	(289,856)	(315,341)

Net deferred tax asset (liability)	(183,029)	(211,014)
Less: current deferred tax asset	(11,715)	(19,972)
Less: non-current deferred tax asset	(17,513)	(8,635)

Non-current deferred tax liability	$(212,257)	$(239,621)

The change in the balance sheet deferred tax accounts reflect deferred income tax expense, the deferred tax impact of other comprehensive income items and purchase accounting adjustments for the LifeCell acquisition.

At December 31, 2009, $800,000 of state research and development credits and $8.4 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of three to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $800,000 associated with our state research and development credit carryforwards, $8.4 million associated with foreign loss carryforwards, and approximately $1.1 million associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance decreased by $1.5 million, $2.9 million and $199,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these remaining deferred tax assets.  Accordingly, we believe that no additional valuation allowances are necessary.

KCI operates in multiple tax jurisdictions with varying rates, both inside and outside the United States and is routinely under audit by federal, state and foreign tax authorities.  These reviews can involve complex matters that may require an extended period of time for resolution.  KCI's U.S. federal income tax returns have been examined and settled through fiscal year 2006.  In addition, KCI has ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions.  We provide tax reserves for federal, state, local and international uncertain tax positions.  The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing.  Although the outcome of open tax examinations is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities emanating from these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.  To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

At December 31, 2009 and 2008, we had $29.1 million and $26.2 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $25.1 million and $22.4 million, would favorably impact our effective tax rate, if recognized.  The reconciliation of the allowance for uncertain tax positions is as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008

Balance at beginning of year	$19,293	$23,659
Net additions for tax positions of prior years	6,274	746
Net reductions for tax positions of prior years	(5,913)	(1,978)
Net additions on positions related to the current year	3,200	3,497

Settlements	-	(286)
Reductions resulting from a lapse of the applicable statute of limitation	(699)	(6,345)

Balance at end of year	$22,155	$19,293

Accrued interest and penalties	6,919	6,912

Gross unrecognized income tax benefit	$29,074	$26,205

KCI’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  KCI recognized a decrease of net interest and penalties in the consolidated statement of earnings of approximately $100,000 in 2009 comprised of a decrease of $1.7 million associated with releases and an increase of $1.6 million related to ongoing accruals.  In 2008, KCI recognized in the consolidated statement of earnings net interest and penalties of approximately $400,000 comprised of an increase of $1.4 million and a decrease of $1.0 million.  Additionally, $6.9 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2009 and 2008.

KCI is subject to U.S. federal income tax, multiple state taxes, and foreign income tax.  In general, the tax years 2005 through 2008 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, between $2.5 million and $6.5 million of our unrecognized tax benefit could be reduced within the next twelve months.

The cumulative undistributed earnings of our foreign subsidiaries were approximately $756.3 million, $592.8 million and $267.4 million at December 31, 2009, 2008 and 2007, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $91.6 million, $44.9 million and $113.9 million for the years ended 2009, 2008 and 2007, respectively.

NOTE 10.     Shareholders' Equity

Under our Articles of Incorporation, we are authorized to issue up to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock") and up to 50,000,000 shares of preferred stock, $0.001 par value.  The number of shares of Common Stock issued and outstanding as of December 31, 2009 and 2008 was 71,255,711 and 70,523,895, respectively.  On May 27, 2009, KCI’s shareholders approved and authorized certain issuances of shares of common stock upon conversion of our 3.25% Convertible Senior Notes.  During the years ended December 31, 2009 and 2008, there were no preferred stock shares issued or outstanding.

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

The purchase price for shares of KCI's stock repurchased under the 2008 Repurchase Program was reflected as a reduction to shareholder's equity.  The purchase price of the repurchased shares is allocated as a reduction to common stock, additional paid-in capital and retained earnings.  The share repurchases under this program are summarized in the table below (in thousands):

		Common Stock		Total
	Shares of	and Additional	Retained	Shareholders’
	Common Stock	Paid-in Capital	Earnings	Equity

Repurchase of common stock	2,088	$19,728	$30,615	$50,343
NOTE 12.     Employee Benefit Plans

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986.  The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit.  In 2009, 2008 and 2007, matching contributions charged to expense were approximately $9.5 million, $8.0 million and $7.4 million, respectively.

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

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007.  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the Directors Stock Plan.  The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Directors Stock Plan was 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan was determined as the fair market value of the shares of our common stock, which was equal to the closing price of our common stock on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  Outstanding grants under the Directors Stock Plan are administered by the Compensation Committee of the Board of Directors.  During 2009 and 2008, no options to purchase shares of common stock or restricted stock were granted under this plan.  During 2007, we issued approximately 44,000 options to purchase shares of common stock.  Additionally, during 2007, we issued approximately 18,000 shares of restricted stock under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “2004 Equity Plan”) and the 2004 Employee Stock Purchase Plan (the “ESPP”).  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the 2004 Equity Plan.  The 2004 Equity Plan was effective on February 27, 2004 and reserved for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% could be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the 2004 Equity Plan was equal to KCI’s closing stock price on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the 2004 Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units was determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria was considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.  During 2009, no options to purchase shares of common stock or restricted stock were granted under this plan. During 2008 and 2007, we granted approximately 1,676,000 and 972,000 options, respectively, to purchase shares of common stock under the 2004 Equity Plan.  Additionally, during 2008 and 2007, we issued approximately 408,000 and 270,000 shares, respectively, of restricted stock and restricted stock units under the 2004 Equity Plan at a weighted average estimated fair value of $46.32 and $53.03, respectively.

The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six-month offering periods.  Each six-month offering period will be composed of an identical six-month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2009, 2008 and 2007, there were approximately 281,000, 172,000 and 119,000 shares of common stock purchased, respectively, under the ESPP.

On May 20, 2008, the shareholders of the company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provides for the reservation of 6,125,000 shares of KCI’s common stock, plus any and all shares of common stock that would have been returned to the Directors Stock Plan and the 2004 Equity Plan by reason of expiration of its term or cancellation upon termination of employment or service.  No additional grants will be made under either the Directors Stock Plan or the 2004 Equity Plan.  The 2008 Plan is administered by the Compensation Committee of the KCI Board of Directors, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing.  The exercise price per share of stock purchasable under the 2008 Plan shall be determined by the administrator in its sole discretion at the time of grant but shall not be less than 100% of the fair market value of the stock on such date.   The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date such stock option is granted.  During 2009 and 2008, we granted approximately 1,703,000 and 227,000 options, respectively, to purchase shares of common stock under the 2008 Plan.  Additionally, during 2009 and 2008, we issued approximately 465,000 and 46,000 shares of restricted stock and restricted stock units under the 2008 Plan at a weighted average estimated fair value of $25.62 and $34.78, respectively.

The following table summarizes the number of common shares reserved for future issuance under our stock option plans, excluding shares issuable upon exercise of outstanding options and restricted stock units, as of December 31, 2009:

2004 Employee Stock Purchase Plan	1,654,701
2008 Omnibus Stock Incentive Plan	4,925,569

6,580,270

A summary of our stock option activity, and related information, for the year ended December 31, 2009 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2009	4,366	$43.15
Granted	1,703	$25.28
Exercised	(169)	$10.96
Forfeited/Expired	(502)	$43.93

Options outstanding – December 31, 2009	5,398	$38.45	7.34	$25,709

Exercisable as of December 31, 2009	2,120	$43.40	6.16	$4,327

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during 2009, 2008 and 2007 was $3.4 million, $1.9 million and $50.5 million, respectively.  Cash received from stock options exercised during 2009, 2008 and 2007 was $1.9 million, $2.5 million and $28.4 million, respectively, and the actual tax benefit from stock option exercises totaled $1.2 million, $583,000 and $16.7 million, respectively.

The fair value of stock options granted during 2009, 2008 and 2007 was $11.48, $19.52 and $24.30, respectively.  As of December 31, 2009, there was $33.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The 2009 stock option grants include approximately 205,000 shares of performance based stock options granted to certain executives.  The vesting for these options is based on revenue performance milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2009, it is probable that the performance milestones will be met, and therefore, compensation cost has been recorded on these options.  If it becomes probable in the future that the performance milestones will not be met, a cumulative catch-up adjustment will be made to retroactively decrease compensation expense for these options.

During 2009, 2008 and 2007, we issued approximately 465,000, 454,000 and 289,000 shares of restricted stock and restricted stock units under our equity plans, respectively.  The following table summarizes restricted stock activity for the year ended December 31, 2009:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2009	771	$45.21
Granted	465	$25.62
Vested and Distributed	(148)	$36.18
Forfeited	(96)	$39.18

Unvested Shares – December 31, 2009	992	$37.96

The weighted average grant date fair value of restricted stock granted during 2009, 2008 and 2007 was $25.62, $45.14 and $52.79, respectively.  The total fair value of restricted stock which vested during 2009, 2008 and 2007 was approximately $5.4 million, $4.4 million and $4.3 million, respectively.  As of December 31, 2009, there was $15.2 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

The 2008 restricted stock awards include 87,300 shares of performance based restricted stock granted to certain executives.  The lapsing of restrictions for these awards is based on revenue performance milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2008, it has been determined that it is not probable that the performance milestones will be met.  As such, no compensation cost has been recorded on these awards.  If it becomes probable in the future that the performance milestones will be met, a cumulative catch-up adjustment will be made to retroactively record compensation expense.

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 13.     Other Comprehensive Income

The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007

Net earnings	$228,702	$166,444	$237,144
Foreign currency translation adjustment, net of taxes of $(148) in 2009, $565 in 2008 and $353 in 2007	3,822	(22,170)	14,819
Net derivative gain (loss), net of taxes of $(2,226) in 2009, $(4,806) in 2008 and $1 in 2007	(4,133)	(8,926)	1
Reclassification adjustment for derivative losses included in income, net of taxes of $3,901 in 2009, $172 in 2008 and $18 in 2007	7,244	320	33

	$235,635	$135,668	$251,997

The components of accumulated other comprehensive income are as follows (dollars in thousands):

	Accumulated
	Foreign	Accumulated	Accumulated
	Currency	Derivative	Other
	Translation	Gains	Comprehensive
	Adjustment	(Losses)	Income

Balances at December 31, 2006	$24,963	$(34)	$24,929

Foreign currency translation adjustment, net of taxes of $353	14,819	-	14,819
Net derivative gain, net of taxes of $1	-	1	1
Reclassification adjustment for derivative losses included in income, net of taxes of $18	-	33	33

Balances at December 31, 2007	$39,782	$-	$39,782

Foreign currency translation adjustment, net of taxes of $565	(22,170)	-	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	(8,926)	(8,926)
Reclassification adjustment for derivative losses included in income, net of taxes of $172	-	320	320

Balances at December 31, 2008	$17,612	$(8,606)	$9,006

Foreign currency translation adjustment, net of taxes of $(148)	3,822	-	3,822
Net derivative loss, net of taxes of $(2,226)	-	(4,133)	(4,133)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,901	-	7,244	7,244

Balances at December 31, 2009	$21,434	$(5,495)	$15,939

NOTE 14.     Earnings Per Share

Net earnings per share were calculated using the weighted average number of common shares outstanding.  (See Note 1(m).)  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007

Net earnings	$228,702	$166,444	$237,144

Weighted average shares outstanding:
Basic	70,110	71,464	70,975
Dilutive potential common shares from stock options and restricted stock (1)	432	321	699

Diluted	70,542	71,785	71,674

Basic net earnings per share	$3.26	$2.33	$3.34

Diluted net earnings per share	$3.24	$2.32	$3.31

(1)Potentially dilutive stock options and restricted stock totaling 5,836 shares, 4,977 shares and 1,779 shares for 2009, 2008 and 2007, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 5.)  The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

NOTE 15.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C. Therapy Systems could be significantly reduced in the United States or Europe, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 51% and 53% of total revenue for the years ended December 31, 2009 and 2008, respectively, from our domestic NPWT products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% and 13% of total revenue for the years ended December 31, 2009 and 2008, respectively, from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences, or Wake Forest, are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In 2006, a U.S. Federal District Court jury found that the Wake Forest patents involved in NPWT litigation with BlueSky Medical and Medela were valid and enforceable, but that the patent claims at issue were not infringed by a gauze-based device marketed by BlueSky Medical.  On appeal, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court in 2009, upholding the validity of the patents at issue and the non-infringement finding.  Medela filed a petition for certiorari with the U.S. Supreme Court challenging the Federal Circuit’s ruling, which was denied in November 2009.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe patents licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  As of the filing date of this document, the case against Smith & Nephew is currently at trial.  By mutual agreement, the case against Medela will be tried at a later time.

Related to the Smith & Nephew litigation, the USPTO has issued certificates of re-examination and office actions confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s NPWT technologies.  The USPTO issued certificates of re-examination affirming the validity of key claims in the ‘643 Patent and the ‘081 Patent.  The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent.  Smith & Nephew has appealed the Office action of the ‘651 Patent re-examination. The ‘651 Patent re-examination remains subject to further proceedings in the USPTO.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc., or ITI.  In that case, the plaintiff has alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI has appealed the dismissal of the suit and oral arguments were heard by the Federal Circuit Court of Appeals in September 2009.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  The claims in the state court suits include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court cases.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.

International NPWT Patent Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”), which is licensed to KCI.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision and the ‘720 patent remains valid and enforceable until a final ruling on appeal.

In June 2007, Medela also filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”), which is licensed to KCI.  In May 2009, the German Federal Patent Court ruled that the ‘189 Patent is valid as granted.

In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the United Kingdom patent corresponding to the ‘720 Patent.  Following a trial in July 2009, the trial court ruled the United Kingdom patent corresponding to the ‘720 Patent invalid.  Wake Forest and KCI have appealed that decision.

In December 2008, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the United Kingdom requesting preliminary and interim injunctive relief based on the United Kingdom patent corresponding to the ‘720 patent.  A trial on infringement and validity of the patent in the United Kingdom was held in March 2009.  In May 2009, a judgment was issued by the Court in which it determined that certain claims of the ‘720 Patent covering the use of foam dressing kits with NPWT systems were valid and infringed by Smith & Nephew's foam-based NPWT dressing kits.  The court held that other claims under the patent were invalid.  The Court’s judgment extended a previously-issued injunction.  Smith & Nephew appealed the ruling and in July 2009, the Court of Appeal ruled the claims at issue invalid and lifted the injunction in the United Kingdom.  KCI may be required to pay damages for the period of injunction.  In February 2010, KCI was denied permission to appeal by the United Kingdom Supreme Court.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case is expected in the summer of 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of its European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 Patent claims was temporarily adjourned and is scheduled to resume in March 2010 after additional briefing by the parties.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial on the matter is expected in early to mid 2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and is proceeding to trial in March 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd., or BTS, may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury, (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress (categories (1) and (2) are collectively referred to herein as “recipient cases”), (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue (“family cases”).

In the first category, LifeCell has been named in three cases filed in the State Court of New Jersey and approximately seven cases in New Jersey Federal Court in which the plaintiffs allege to have contracted a disease from BTS’s tissue.  The seven cases in the Federal Court were administratively stayed pending an appeal filed by plaintiffs in other recipient cases that were dismissed.  The State Court cases are in discovery.

In the second category, LifeCell has been named in more than twenty suits in which the plaintiffs do not allege that they have contracted a disease or suffered physical injury, but instead seek medical monitoring and/or damages for emotional distress.  Seventeen of those cases which were consolidated in New Jersey Federal District Court as part of a Multi-District Litigation, or MDL, were dismissed on December 10, 2008, and are now the subject of an appeal by plaintiffs.  The balance of those were filed in State Court in New Jersey.  On April 3, 2009, six of the State Court cases were dismissed.  On June 12, 2009, the remaining five State Court cases were dismissed.  All 11 cases are now on appeal.

In the third category, approximately twenty suits have been filed by family members of tissue donors seeking damages for emotional distress.  Three of those are in the MDL.  The other family cases have been filed in state courts in New Jersey and Pennsylvania.  Many of these cases improperly name LifeCell as a defendant as LifeCell did not receive any tissue from the decedent donor.  Voluntary dismissals have been obtained in many of those cases.  The balance of the family cases are in discovery.

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

From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It has been our policy to cooperate with all such requests for information.  In 2005, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, initiated a study on NPWT.  As part of the 2005 study, KCI provided the OIG with requested copies of our billing records for Medicare V.A.C. unit placements.  In June 2007, the OIG issued a report on the NPWT study including a number of findings and recommendations to CMS.  The OIG determined that substantially all V.A.C. unit claims met supplier documentation requirements; however, they were unable to conclude that the underlying patient medical records fully supported the supplier documentation in 44% of the claims, which resulted in an OIG estimate that approximately $27 million in improper payments may have been made on NPWT claims in 2004.  The purpose of the OIG report is to make recommendations for potential Medicare program savings to CMS, but it does not constitute a formal recoupment action.  This report may result in increased audits and/or demands by Medicare, its regional contractors and other third-party payers for refunds or recoupments of amounts previously paid to us.

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

In July 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DMAC”) for Region B notified KCI of a post-payment audit of claims paid during the third quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. Therapy treatment and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report indicating that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We have disputed these initial audit findings and as is customary with activities of this type, we will exhaust all administrative remedies and appeals to support the claims billed.

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  We are in discussions with the government regarding the scope of the subpoena and have provided substantial documentation to the OIG in response to their requests in a timely manner.  We intend to cooperate with the OIG’s inquiry.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

As of December 31, 2009, our commitments for the purchase of new product inventory were $27.6 million, including approximately $8.2 million of disposable products from our main disposable supplier, $3.7 million from our provider of low height medical-surgical beds and $2.7 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

See discussion of our self-insurance program at Note 1(o) and leases at Note 8.

NOTE 16.     Related Party Transactions

A member of our Board of Directors, Harry R. Jacobson, M.D., was the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis.  During fiscal years 2009, 2008 and 2007, we recorded revenue of approximately $1.3 million, $1.3 million and $1.5 million, respectively, for AHS and TSS products billed to Vanderbilt University.  In addition, following our acquisition of LifeCell, we recorded revenue of approximately $2.0 million and $1.2 million for sales of LifeCell products to Vanderbilt University during 2009 and 2008, respectively.

NOTE 17.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 20 primary countries internationally and the sale of regenerative medicine products primarily throughout the United States.

During the first quarter of 2009, we changed our operating unit reporting structure to correspond with our current management structure, including the reclassification of prior-period amounts to conform to this current reporting structure.  Under our current management structure, we manage our business by each of our three business units.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions; Regenerative Medicine; and Therapeutic Support Systems.  We have two primary geographic regions: North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenues for each of our geographic regions in which we operate are disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
AHS
North America	$1,066,124	$1,049,215	$993,040
EMEA/APAC	340,451	344,735	286,583

Subtotal –AHS	1,406,575	1,393,950	1,279,623

Regenerative Medicine
North America	284,075	156,837	-
EMEA/APAC	1,823	-	-

Subtotal – Regenerative Medicine	285,898	156,837	-

TSS
North America	196,354	221,684	230,590
EMEA/APAC	103,817	105,438	99,731

Subtotal – TSS	300,171	327,122	330,321

	$1,992,644	$1,877,909	$1,609,944

	Year Ended December 31,
	2009	2008	2007
Operating earnings:
AHS	$444,296	$420,645	$412,564
Regenerative Medicine	80,251	49,077	-
TSS	36,387	46,031	22,181
Other (1):
Executive	(43,153)	(35,931)	(38,725)
Share-based compensation	(32,506)	(26,315)	(23,714)
In-process research and development	-	(61,571)	-
Acquired intangible asset amortization	(40,634)	(25,001)	-
Purchase transactions (2)	(2,157)	(18,423)	-

Total other	(118,450)	(167,241)	(62,439)

	$442,484	$348,512	$372,306

(1)Includes general headquarter expenses, including severance costs associated with workforce restructuring and share-based compensation expense, which are not allocated to the individual segments.  Additionally, “Other” includes expenses related to our LifeCell acquisition in May 2008.
(2)Purchase transactions are related to our LifeCell acquisition and include the inventory mark-up on acquired inventories, integration-related costs, professional fees and costs associated with retaining key LifeCell employees and the write-off of in-process research and development.

	Year Ended December 31,
	2009	2008	2007
Depreciation, amortization and other:
AHS	$52,376	$36,324	$44,562
Regenerative Medicine	60,168	47,017	47,001
TSS	44,386	47,566	-
Other	-	3,802	2,260

	$156,930	$134,709	$93,823

AHS and TSS assets are primarily accounts receivable, inventories, and net property, plant and equipment identifiable by product.  Regenerative Medicine assets include accounts receivable, inventories, net property, plant and equipment, goodwill, debt issuance costs and intangible assets specifically identifiable to our LifeCell acquisition.  Other assets include assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses and other non-current assets. Segment assets as of December 31, 2008 and 2007 have been reclassified to reflect the change in our operating segment reporting structure.  Information on segment assets are as follows (dollars in thousands):

	December 31,
	2009	2008	2007
Total assets:
AHS	$766,217	$680,338	$463,713
Regenerative Medicine	1,712,376	1,758,218	-
TSS	205,782	228,250	221,206
Other	354,190	336,646	372,666

	$3,038,565	$3,003,452	$1,057,585

	Year Ended December 31,
	2009	2008	2007
Gross capital expenditures:
AHS	$17,140	$36,810	$38,869
Regenerative Medicine	9,113	12,227	-
TSS	15,047	16,995	22,318
Other	61,989	65,251	34,660

	$103,289	$131,283	$95,847

The following is other selected geographic financial information of KCI (dollars in thousands):

	December 31,
	2009	2008	2007
Geographic location of revenue:
Domestic	$1,476,114	$1,352,727	$1,150,210
Foreign	516,530	525,182	459,734

Total revenue	$1,992,644	$1,877,909	$1,609,944

	December 31,
	2009	2008	2007
Geographic location of long-lived assets:
Domestic	$2,032,051	$2,082,929	$228,549
Foreign	148,226	102,887	83,057

Total long-lived assets	$2,180,277	$2,185,816	$311,606

NOTE 18.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$470,081	$491,349	$504,397	$526,817
Gross profit	$244,124	$263,792	$274,902	$297,602
Operating earnings	$91,580	$113,411	$114,235	$123,258
Net earnings	$39,705	$58,097	$64,569	$66,331
Net earnings per share:
Basic	$0.57	$0.83	$0.92	$0.94
Diluted	$0.57	$0.82	$0.91	$0.93
Weighted average shares outstanding:
Basic	69,898	70,069	70,150	70,334

Diluted	70,173	70,432	70,666	70,974

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$420,016	$462,124	$503,299	$492,470
Gross profit	$211,148	$229,037	$254,365	$249,704
Operating earnings	$98,924	$43,247	$112,872	$93,469
Net earnings (loss)	$67,955	$(4,813)	$53,911	$49,391
Net earnings (loss) per share:
Basic	$0.95	$(0.07)	$0.75	$0.70
Diluted	$0.94	$(0.07)	$0.75	$0.70
Weighted average shares outstanding:
Basic	71,665	71,771	71,831	70,594

Diluted	72,162	71,771	72,130	70,845

NOTE 19.     Subsequent Events

In addition to the swaps in effect at December 31, 2009 we have entered into two additional interest rate swap agreements to convert $100.0 million of our variable-rate debt to a fixed rate basis which become effective on December 31, 2009. (See Note 6.)

On January 22, 2010, we made a voluntary repayment of $50.0 million on our senior credit facility.

Subsequent events have been evaluated through February 24, 2010, the date these consolidated financial statements were issued.

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
Three Years ended December 31, 2009
(in thousands)

Description	Balances at December 31, 2006	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2007

Accounts receivable realization reserves	$88,488	$7,567	$-	$41,262	(1)	$40,527	$96,790

Inventory reserve	$3,089	$3,412	$-	$-		$2,103	$4,398

Deferred tax asset valuation allowance	$14,872	$-	$-	$-		$199	$14,673

Description	Balances at December 31, 2007	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2008

Accounts receivable realization reserves	$96,790	$10,605	$279	$43,321	(1)	$47,010	$103,985

Inventory reserve	$4,398	$4,745	$2,198	$-		$4,467	$6,874

Deferred tax asset valuation allowance	$14,673	$-	$-	$-		$2,852	$11,821

Description	Balances at December 31, 2008	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2009

Accounts receivable realization reserves	$103,985	$10,166	$-	$70,380	(1)	$79,040	$105,491

Inventory reserve	$6,874	$8,033	$-	$-		$3,541	$11,366

Deferred tax asset valuation allowance	$11,821	$-	$-	$-		$1,499	$10,322

(1)Additions to the accounts receivable realization reserves charged to other accounts reflect the net increase in revenue reserves to allow for expected credit memos, cancelled transactions and uncollectible items where collectibility is not reasonably assured in accordance with the provisions of the “Revenue Recognition” Topic of the FASB Accounting Standards Codification.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2009 as stated in their report, included herein.

Date:  February 24, 2010

/s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

We have audited Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kinetic Concepts, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kinetic Concepts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Kinetic Concepts, Inc. and subsidiaries and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
February 24, 2010

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2009 appearing under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on June 22, 2009.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.      EXECUTIVE COMPENSATION

Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
RELATED SHAREHOLDER MATTERS

The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,573,633	(1)	$38.45	(2)	6,580,270	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	5,573,633		$38.45		6,580,270

(1)This amount includes 175,252 shares of common stock that are subject to outstanding restricted stock unit awards.  This amount does not include 816,783 shares of common stock issued and outstanding pursuant to unvested restricted stock awards.
(2)This amount is calculated exclusive of outstanding restricted stock unit awards.
(3)This amount includes 4,925,569 shares available for future issuance under the 2008 Omnibus Stock Incentive Plan, which provides for grants of restricted stock, options and other awards.  This amount also includes 1,654,701 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

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

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Earnings for each of the three years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for each of the three years ended December 31, 2009 is filed as part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts— Three Years ended December 31, 2009

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

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
4.3	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
* 10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
* 10.4
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

**10.6
Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007 (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

**10.7
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

**10.8
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

* 10.9	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.10	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.11	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
*10.12	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
*10.13	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*10.14	Executive Deferred Compensation Plan (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
*10.15	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.16	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.17	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.18
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

*10.19	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.20
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

Exhibits	Description

*†10.21	Amendment Number One to the Employment Agreement by and Between Kinetic Concepts, Inc. and Catherine M. Burzik, dated December 22, 2008.
*10.22
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.23
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.24
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.26
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*†10.27	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Steve Seidel, dated February 2007.
*10.28
Letter, dated November 16, 2007, from KCI UK Holdings Limited to T.L.V. Kumar, outlining his contract of employment (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.29
Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*†10.30	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 2007.
*10.31
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.32
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.33
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.34
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.35
Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.36
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.37
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

*10.38
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

*10.39	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
*10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

Exhibits	Description

*10.44	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).
*10.45
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.46
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement (filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.47
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*†10.48	Letter, dated June 26, 2009, from KCI to Michael C. Genau outlining the terms of his employment.
*†10.49	Executive Retention Agreement between Kinetic Concepts, Inc. and Michael C. Genau, dated July 2009.
*†10.50	Employment Agreement, dated April 7, 2008, by and between LifeCell Corporation and Lisa Colleran.
*†10.51	Memorandum dated August 27, 2008, to Lisa Colleran from R. James Cravens, Senior Vice President, Human Resources, regarding the modification of her employment agreement.
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
†31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.
†31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.
†32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.

* Compensatory arrangements for director(s) and/or executive officer(s).
** Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on February 24, 2010.

KINETIC CONCEPTS, INC.

By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	February 24, 2010
RONALD W. DOLLENS

/s/ Catherine M. Burzik	Director, President and Chief Executive Officer	February 24, 2010
CATHERINE M. BURZIK	(Principal Executive Officer)

/s/ Martin J. Landon	Executive Vice President and Chief Financial Officer	February 24, 2010
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	February 24, 2010
JAMES R. LEININGER, M.D.

/s/ John P. Byrnes	Director	February 24, 2010
JOHN P. BYRNES

/s/ Craig R. Callen	Director	February 24, 2010
CRAIG R. CALLEN

/s/ Woodrin Grossman	Director	February 24, 2010
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	February 24, 2010
HARRY R. JACOBSON

/s/ Carl F. Kohrt	Director	February 24, 2010
CARL F. KOHRT

/s/ David J. Simpson	Director	February 24, 2010
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	February 24, 2010
C. THOMAS SMITH

/s/ Donald E. Steen	Director	February 24, 2010
DONALD E. STEEN

EXHIBITS

Exhibits	Description

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

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our From 8-K filed on February 24, 2009).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
4.3	Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to our Form 8-K filed on April 22, 2008).
10.1	Amended and Restated Agreement Among Shareholders, dated as of January 26, 2005 (filed as Exhibit 10.1 on Form 8-K, filed on January 27, 2005).
10.2	KCI Employee Benefits Trust Agreement (filed as Exhibit 10.21 to our Annual Report on Form 10-K/A, dated December 31, 1994, filed on January 23, 1996).
* 10.3	Kinetic Concepts, Inc. Management Equity Plan effective October 2, 1997 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998).
* 10.4
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

**10.6
Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007 (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

**10.7
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

**10.8
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

* 10.9	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.10	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.11	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
*10.12	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
*10.13	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*10.14	Executive Deferred Compensation Plan (filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006).
*10.15	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.16	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.17	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.18
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

*10.19	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.20
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

Exhibits	Description

*†10.21	Amendment Number One to the Employment Agreement by and Between Kinetic Concepts, Inc. and Catherine M. Burzik, dated December 22, 2008.
*10.22
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.23
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.24
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.26
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*†10.27	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Steve Seidel, dated February 2007.
*10.28
Letter, dated November 16, 2007, from KCI UK Holdings Limited to T.L.V. Kumar, outlining his contract of employment (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.29
Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 3, 2007 (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*†10.30	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and T.L.V. Kumar, dated December 2007.
*10.31
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.32
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.33
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.34
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.35
Form of Kinetic Concepts, Inc. 2004 Equity Plan Nonqualified Stock Option Agreement, as amended on February 19, 2008 (filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.36
Form of Kinetic Concepts, Inc. 2004 Equity Plan Restricted Stock Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.37
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008).

*10.38
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

*10.39	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
*10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

Exhibits	Description

*10.44	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).
*10.45
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement (filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.46
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement (filed as Exhibit 10.13 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.47
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*†10.48	Letter, dated June 26, 2009, from KCI to Michael C. Genau outlining the terms of his employment.
*†10.49	Executive Retention Agreement between Kinetic Concepts, Inc. and Michael C. Genau, dated July 2009.
*†10.50	Employment Agreement, dated April 7, 2008, by and between LifeCell Corporation and Lisa Colleran.
*†10.51	Memorandum dated August 27, 2008, to Lisa Colleran from R. James Cravens, Senior Vice President, Human Resources, regarding the modification of her employment agreement.
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
†31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.
†31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.
†32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated February 24, 2010.

* Compensatory arrangements for director(s) and/or executive officer(s).
** Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
† Exhibit filed herewith.