Form 10-Q
period 2010-03-31
KINETIC CONCEPTS INC
filed 2010-05-04
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common Stock: 71,693,159 shares as of April 30, 2010

KINETIC CONCEPTS, INC.

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties under the caption "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TRADEMARKS

All trademarks appearing in this report are proprietary to KCI Licensing, Inc., its affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., its affiliates and/or licensors.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$256,062	$263,157
Accounts receivable, net	400,336	425,042
Inventories, net	143,641	121,044
Deferred income taxes	11,683	11,715
Prepaid expenses and other	37,722	37,330

Total current assets	849,444	858,288

Net property, plant and equipment	281,684	296,055
Debt issuance costs, net	31,203	35,191
Deferred income taxes	16,831	17,513
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	476,589	489,213
Other non-current assets	13,126	13,424

	$2,997,758	$3,038,565

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$63,150	$63,301
Accrued expenses and other	189,894	226,823
Current installments of long-term debt	143,182	132,353
Income taxes payable	33,249	18,484

Total current liabilities	429,475	440,961

Long-term debt, net of current installments and discount	1,093,150	1,173,808
Non-current tax liabilities	25,702	29,074
Deferred income taxes	199,753	212,257
Other non-current liabilities	4,538	4,994

Total liabilities	1,752,618	1,861,094

Shareholders' equity:
Common stock; authorized 225,000 at 2010 and 2009, issued and outstanding 71,589 at 2010 and 71,256 at 2009	72	71
Preferred stock; authorized 50,000 at 2010 and 2009; issued and outstanding 0 at 2010 and 2009	-	-
Additional paid-in capital	819,748	804,111
Retained earnings	410,063	357,350
Accumulated other comprehensive income, net	15,257	15,939

Shareholders' equity	1,245,140	1,177,471

	$2,997,758	$3,038,565

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue:
Rental	$279,991	$282,355
Sales	205,814	187,726

Total revenue	485,805	470,081

Rental expenses	153,219	161,167
Cost of sales	60,924	58,368

Gross profit	271,662	250,546

Selling, general and administrative expenses	135,379	126,671
Research and development expenses	24,784	22,137
Acquired intangible asset amortization	10,159	10,158

Operating earnings	101,340	91,580

Interest income and other	136	334
Interest expense	(23,562)	(28,494)
Foreign currency loss	(2,610)	(5,201)

Earnings before income taxes	75,304	58,219

Income taxes	22,591	18,514

Net earnings	$52,713	$39,705

Net earnings per share:

Basic	$0.75	$0.57

Diluted	$0.74	$0.57

Weighted average shares outstanding:

Basic	70,518	69,898

Diluted	71,496	70,173

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$52,713	$39,705
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	5,171	4,788
Depreciation and other amortization	40,734	37,593
Provision for bad debt	1,782	2,912
Write-off of deferred debt issuance costs	1,280	1,552
Share-based compensation expense	9,478	8,359
Excess tax benefit from share-based payment arrangements	(808)	(38)
Change in assets and liabilities, net of business acquired:
Decrease in accounts receivable, net	29,442	13,845
Increase in inventories, net	(21,924)	(3,713)
Decrease in prepaid expenses and other	998	5,372
Decrease in deferred income taxes, net	(14,145)	(5,668)
Increase (decrease) in accounts payable	213	(6,066)
Decrease in accrued expenses and other	(32,290)	(53,248)
Increase in tax liabilities, net	12,628	8,399
Net cash provided by operating activities	85,272	53,792

Cash flows from investing activities:
Additions to property, plant and equipment	(26,344)	(18,205)
Decrease in inventory to be converted into equipment for short-term rental	5,497	1,700
Dispositions of property, plant and equipment	743	1,859
Business acquired in purchase transaction, net of cash acquired	-	(62)
Increase in identifiable intangible assets and other non-current assets	(957)	(422)
Net cash used by investing activities	(21,061)	(15,130)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	20,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(75,051)	(123,976)
Excess tax benefit from share-based payment arrangements	808	38
Proceeds from exercise of stock options	4,943	110
Purchase of immature shares for minimum tax withholdings	(26)	(2)
Net cash used by financing activities	(69,326)	(103,830)

Effect of exchange rate changes on cash and cash equivalents	(1,980)	(1,916)

Net decrease in cash and cash equivalents	(7,095)	(67,084)
Cash and cash equivalents, beginning of period	263,157	247,767

Cash and cash equivalents, end of period	$256,062	$180,683

Cash paid during the three months for:
Interest, including cash paid under interest rate swap agreements	$8,777	$13,133
Income taxes, net of refunds	$22,113	$4,538

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement which establishes the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the 2010 presentation.

KCI has historically presented shared-service support costs associated with our international subsidiaries within rental expenses.  We have reclassified these costs to SG&A for each of the periods presented in this release.  The reclassification was enabled through the implementation of a global financial consolidation and reporting application that has allowed us to better capture certain international expenses associated with general and administrative activities.  This reclassification increased our previously-reported gross profit, but it did not have any impact on previously-reported operating earnings or net earnings.  We believe that this presentation is more consistent with our current practice for the reporting of global shared-service support costs and, therefore, provides more comparable financial information.  The adjusted balances by quarter are summarized below (in thousands):

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Rental expenses – reported	$167,589	$168,120	$169,555	$162,176
International shared-service support	(6,422)	(6,844)	(6,535)	(7,293)

Rental expenses – revised	$161,167	$161,276	$163,020	$154,883

Gross profit – reported	$244,124	$263,792	$274,902	$297,602
International shared-service support	6,422	6,844	6,535	7,293

Gross profit – revised	$250,546	$270,636	$281,437	$304,895

Gross profit margin – revised	53.3%	55.1%	55.8%	57.9%

Selling, general and administrative expenses – reported	$120,249	$118,958	$125,838	$140,169
International shared-service support	6,422	6,844	6,535	7,293

Selling, general and administrative expenses – revised	$126,671	$125,802	$132,373	$147,462

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the first quarter of 2010 was 30.0% compared to 31.8% for the corresponding period in 2009.  The lower effective income tax rate for the first quarter of 2010 was due primarily to the favorable resolution of certain tax contingencies during the period.

(c)     Interest Rate Protection Agreements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.  The fair value of our contracts at March 31, 2010 was determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  (See Note 4.)

(d)     Foreign Currency Exchange Contracts

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows.  We enter into foreign currency exchange contracts to manage these economic risks.  As required, KCI recognizes all derivative instruments on the balance sheet at fair value.  Gains and losses resulting from the foreign currency fluctuations impact to transactional exposures are included in foreign currency gain (loss) in our condensed consolidated statements of earnings.  (See Note 4.)

(e)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 4.  As of March 31, 2010, Bank of America and JP Morgan Chase collectively held equity hedges related to our convertible note hedge, as described in Note 3, in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $54.0 million and $8.0 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $9.3 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(f)      Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Gross trade accounts receivable:
North America:
AHS and TSS	$346,874	$370,563
Regenerative Medicine	36,579	34 773

Subtotal North America	383,453	405,336

EMEA/APAC	104,137	114,146

Total trade accounts receivable	487,590	519,482

Less: Allowance for revenue adjustments	(90,446)	(96,640)

Gross trade accounts receivable	397,144	422,842

Less: Allowance for bad debt	(8,350)	(8,851)

Net trade accounts receivable	388,794	413,991

Other receivables	11,542	11,051

	$400,336	$425,042

North America trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Finished goods and tissue available for distribution	$77,113	$71,620
Goods and tissue in-process	17,970	13,418
Raw materials, supplies, parts and unprocessed tissue	71,976	65,910

	167,059	150,948

Less: Amounts expected to be converted into equipment for
short-term rental	(13,041)	(18,538)
Reserve for excess and obsolete inventory	(10,377)	(11,366)

	$143,641	$121,044

Inventories increased $22.6 million as of March 31, 2010 compared to our inventory balance as of December 31, 2009.  This expected increase was due primarily to increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products.

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Senior Credit Facility – due 2013	$675,000	$750,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(128,668)	(133,839)

	1,236,332	1,306,161
Less: current installments	(143,182)	(132,353)

	$1,093,150	$1,173,808

Senior Credit Facility

On May 19, 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  At March 31, 2010, $675.0 million was outstanding under the term loan facility and we had no revolving loans outstanding.  We had outstanding letters of credit in the aggregate amount of $11.4 million.  The resulting availability under the revolving credit facility was $288.6 million at March 31, 2010.  As of March 31, 2010, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

On April 21, 2008, we closed our offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of March 31, 2010, we were in compliance with all covenants under the Indenture for the Convertible Notes.

Conversion. The initial conversion price of the Convertible Notes is approximately $51.34 per share of common stock.  Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted.  For any conversion obligation in excess of the aggregate principal amount of the notes being converted, holders will receive shares of our common stock.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.

For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 4.     Derivative Financial Instruments and Fair Value Measurements

Interest Rate Protection

All derivative instruments are recorded on the balance sheet at fair value.  We designated our interest rate swap agreements as cash flow hedge instruments.  The swap agreements are used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate.  We do not use financial instruments for speculative or trading purposes.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method.  Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax, until the hedged item is recognized into earnings.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.

At March 31, 2010, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $636.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.961%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The Eurocurrency Rate Loan Spread varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50%.

In April 2010, we entered into two additional interest rate swap agreements to convert $50.0 million of our variable-rate debt to a fixed rate basis, which become effective on June 30, 2010.  These agreements have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

		Original
		Notional	Fixed
Accounting Method	Effective Dates	Amount	Interest Rate

Hypothetical	06/30/10-06/30/11	$ 25,000	0.890%
Hypothetical	06/30/10-06/30/11	$ 25,000	0.895%

We are required under the Credit Agreement to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the interest rate swap agreements currently in effect as of March 31, 2010, approximately 97.1% of our long-term debt outstanding, including the Convertible Notes, has a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At March 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $6.8 million.  This aggregate fair value was based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of March 31, 2010 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the three months ended March 31, 2010.  As of March 31, 2010, the amount of hedge gain or loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months is $6.6 million.

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, but do not anticipate nonperformance by any of the counterparties.  For further information on our Derivative Financial Instruments, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Foreign Currency Exchange Fluctuation Protection

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  At March 31, 2010, we had foreign currency exchange contracts to sell approximately $99.9 million of various currencies.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements.

Fair Value Measurements

The fair values of our interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets, which represent level 2 inputs as defined by the Codification.  The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives
		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2010	2009

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Prepaid expenses and other	$2,385	$995

Total derivatives		$2,385	$995

	Liability Derivatives
		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2010	2009

Derivatives designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$6,784	$8,436

Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses and other	1,517	1,905

Total derivatives		$8,301	$10,341

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Effective portion
	Amount of gain	Location of gain (loss)	Amount of gain (loss)
	(loss) recognized	reclassified from	reclassified from
	in OCI on	accumulated OCI	accumulated OCI
	derivative	into income	into income

Three months ended March 31, 2010
Interest rate swap agreements	$(878)	Interest expense	$1,951

Three months ended March 31, 2009
Interest rate swap agreements	$(731)	Interest expense	$1,748

The location and net amounts reported in the Statements of Earnings for derivatives not designated as hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Location of gain (loss)	Amount of gain (loss)
	recognized in income	recognized in income
	on derivative	on derivative

Three months ended March 31, 2010
Foreign currency exchange contracts	Foreign currency gain (loss)	$2,248

Three months ended March 31, 2009
Foreign currency exchange contracts	Foreign currency gain (loss)	$342

Certain of KCI’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  (See Note 3.)

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

No collateral has been posted by KCI in the normal course of business.  If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009

Net earnings	$52,713	$39,705

Weighted average shares outstanding:
Basic	70,518	69,898
Dilutive potential common shares from stock
options and restricted stock (1)	978	275

Diluted	71,496	70,173

Basic net earnings per share	$0.75	$0.57

Diluted net earnings per share	$0.74	$0.57

(1) Potentially dilutive stock options and restricted stock totaling 3,519 shares and 5,933 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  (See Note 3.)  The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion, we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the unaudited condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended
	March 31,
	2010	2009

Rental expenses	$1,517	$1,357
Cost of sales	311	337
Selling, general and administrative expenses	7,650	6,665

Pre-tax share-based compensation expense	9,478	8,359
Less: Income tax benefit	(3,202)	(2,557)

Total share-based compensation expense, net of tax	$6,276	$5,802

During the first quarter of 2010 and 2009, KCI granted approximately 921,000 and 1,162,000 options, respectively, to purchase shares of common stock under the equity plans.  Included in the 2009 stock option grants were approximately 205,000 performance stock options issued to certain executives.  If certain company performance targets are met, these options will vest over a three-year period, or earlier, and any options not vested by the end of three years will be forfeited.  The weighted-average estimated fair value of stock options granted during the three-month periods ended March 31, 2010 and 2009 was $19.12 and $11.09 per share, respectively, using the Black-Scholes option pricing model.

A summary of our stock option activity, and related information, for the three months ended March 31, 2010 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2010	5,398	$ 38.45
Granted	921	$ 40.72
Exercised	(183)	$ 27.03
Forfeited/Expired	(65)	$ 43.07

Options outstanding – March 31, 2010	6,071	$ 39.08	7.57	$ 61,333

Exercisable as of March 31, 2010	2,317	$ 43.34	6.41	$ 15,989

During the first quarter of 2010 and 2009, we issued approximately 377,000 and 327,000 shares of restricted stock and restricted stock units under our equity plans at a weighted average estimated fair value of $40.76 and $24.72, respectively.  Included in the 2010 restricted stock unit grants were approximately 165,000 performance-based restricted stock units issued to certain executives.  If certain company performance targets are met, these units will vest at the end of the three years, or earlier, and any units not vested by the end of three years will be forfeited.  The following table summarizes restricted stock activity for the three months ended March 31, 2010:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2010	992	$37.96
Granted	377	$40.76
Vested and distributed	(2)	$49.13
Forfeited	(19)	$33.51

Unvested shares – March 31, 2010	1,348	$38.79

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009

Net earnings	$52,713	$39,705
Foreign currency translation adjustment, net of taxes	(1,755)	(4,131)
Net derivative loss, net of taxes	(878)	(731)
Amount of gain (loss) reclassified from accumulated OCI into income, net of taxes	1,951	1,748

Total comprehensive income	$52,031	$36,591

NOTE 8.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States or Europe, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 49% of total revenue for the three months ended March 31, 2010 and 51% of total revenue for the year ended December 31, 2009 from our domestic Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the three months ended March 31, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe U.S. Patent Nos. 5,645,081 and 7,216,651 licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  On March 10, 2010, the jury hearing the case against Smith & Nephew returned a verdict that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  KCI is seeking an injunction in Federal District Court in post-trial proceedings to prevent further infringement by Smith & Nephew.  By mutual agreement, the case against Medela and Smith & Nephew’s gauze-based devices will be tried at a later time.

Related to the U.S. NPWT litigation, the U.S. Patent and Trademark Office (“USPTO”) has issued certificates of re-examination confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI appealed the dismissal of the suit to the Federal Circuit Court of Appeals.  In April 2010, the Federal Circuit affirmed the dismissal.

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

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  A jury trial in the case is set for November 2010.

International NPWT Patent Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”), which is licensed to KCI.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision and the ‘720 patent remains valid and enforceable in Germany until a final ruling on appeal.

In June 2007, Medela also filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”), which is licensed to KCI.  In May 2009, the German Federal Patent Court ruled that the ‘189 Patent is valid as granted.

In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the United Kingdom patent corresponding to the ‘720 Patent.  Following a trial in July 2009, the trial court ruled the United Kingdom patent corresponding to the ‘720 Patent invalid.  Following the denial of an appeal by the United Kingdom Supreme Court in a separate action against Smith & Nephew involving the same patent, detailed below, Wake Forest and KCI have withdrawn an appeal of the ruling in this matter.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case is set for June 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 Patent claims was temporarily adjourned and is scheduled to resume in June 2010.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in early to mid-2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and is proceeding to trial in May 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell has resolved all of these lawsuits, which are in the process of being dismissed.  The resolution of these lawsuits did not have a material impact on our financial position or results of operations.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

Other Commitments and Contingencies

As a healthcare supplier, we are subject to extensive government regulation, including laws and regulations directed at ascertaining the appropriateness of reimbursement, preventing fraud and abuse and otherwise regulating reimbursement under various government programs.  The marketing, billing, documenting and other practices are all subject to government oversight and review.  To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by KCI for payment of services rendered to customers.

We also are subject to routine pre-payment and post-payment audits of medical claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by KCI.  While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain the underlying medical records supporting the information included in such claim.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.  In addition, Medicare or its contractors could place KCI on an extended pre-payment review, which could slow our collections process for submitted claims.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations regarding Medicare reimbursement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

In July 2008, the Durable Medical Equipment Medicare Administrative Contractors (“DMAC”) for Region B notified KCI of a post-payment audit of claims paid during the third quarter of 2008.  The DMAC requested information on 98 NPWT claims for patients treated with KCI’s V.A.C. Therapy.  In addition to KCI’s records, the DMAC requested relevant medical records supporting the medical necessity of the V.A.C. Therapy treatment and related supplies and quantities being billed.  We submitted all of the requested documentation in a timely manner and have received an initial report which indicated that approximately 41% of the claims subject to this audit were inappropriately paid, which may result in future recoupments by Medicare.  We disputed these initial audit findings, as is customary with activities of this type, and have to-date received reimbursement on approximately 90% of the claims subject to this audit.

In March 2010, the Medicare Region B DMAC initiated a pre-payment review of 25 claims.  We received the DMAC’s documentation request letters and are cooperating with this request.

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  We are in discussions with the government regarding the scope of the subpoena and have provided substantial documentation to the OIG in response to their requests in a timely manner.  We intend to cooperate with the OIG’s inquiry.  The review is in its initial stages and we cannot predict the time frame in which it will be resolved nor the impact the findings will have on our results of operations or our financial position.

As of March 31, 2010, our commitments for the purchase of new product inventory were $26.4 million, including approximately $4.5 million of disposable products from our main disposable supplier, $6.1 million for inventory related to our Regenerative Medicine business, $3.7 million from our provider of low height medical-surgical beds and $2.2 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

NOTE 9.     Segment and Geographic Information

We are principally engaged in the rental and sale of advanced wound care systems and therapeutic support systems throughout the United States and in 20 primary countries internationally and the sale of regenerative medicine products primarily throughout the United States.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions™; Regenerative Medicine; and Therapeutic Support Systems.  We have two primary geographic regions:  North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Revenue:
AHS
North America	$249,832	$254,641
EMEA/APAC	83,121	74,676

Subtotal – AHS	332,953	329,317

Regenerative Medicine
North America	77,974	66,081
EMEA/APAC	1,041	127

Subtotal – Regenerative Medicine	79,015	66,208

TSS
North America	48,400	49,248
EMEA/APAC	25,437	25,308

Subtotal – TSS	73,837	74,556

Total revenue	$485,805	$470,081

	Three months ended
	March 31,
	2010	2009
Operating earnings:
AHS	$100,592	$92,906
Regenerative Medicine	22,052	20,681
TSS	8,172	7,225

Non-allocated costs:
General headquarter expense(1)	(9,300)	(10,175)
Share-based compensation	(9,478)	(8,359)
Acquisition–related expenses(2)	(10,698)	(10,698)

Total non-allocated costs	(29,476)	(29,232)

Total operating earnings	$101,340	$91,580

(1) Includes severance costs and expenses associated with our global business transformation efforts.
(2) Includes amortization of acquired intangible assets and costs to retain key employees related to our purchase of LifeCell in May 2008.

NOTE 10.     Subsequent Events

In addition to the swaps in effect at March 31, 2010, we have entered into two additional interest rate swap agreements to convert $50.0 million of our variable-rate debt to a fixed rate basis which become effective on June 30, 2010. (See Note 4.)

On April 23, 2010, we made a voluntary repayment of $25.0 million on our senior credit facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors,” (Part I, Item 1A.), including those previously disseminated in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

GENERAL

    Kinetic Concepts, Inc. (“KCI”) is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our primary business units serve the advanced wound care, regenerative medicine and therapeutic support systems markets.

•
Our Active Healing Solutions business (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories:  Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our V.A.C. Therapy portfolio, currently represents the primary source of revenue for the AHS business.  In the U.S. acute care setting, we bill our customers directly for the rental and sale of our products.  In the U.S. homecare setting, we provide products and services to patients in the home and bill third-party payers directly.  We continue to develop and commercialize new products and therapies in NPSM and NPRM to broaden and diversify our NPTP revenue streams.

•
Our Regenerative Medicine business is comprised primarily of the operations of LifeCell, a wholly-owned subsidiary.  LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix and porcine-based Strattice™ Tissue Matrix in various configurations designed to meet the needs of patients and caregivers.  The majority of our Regenerative Medicine revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which revenue is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other regenerative medicine products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

•
Our Therapeutic Support Systems business (“TSS”) is focused on commercializing specialized therapeutic support systems, including hospital beds, mattress replacement systems and overlays.  Our TSS business rents and sells products in three primary surface categories: critical care, wound care and bariatric.  Our critical care products, often used in the ICU are designed to address pulmonary complications associated with immobility; our wound care surfaces are used to reduce or treat skin breakdown; and our bariatric surfaces assist caregivers in the safe and dignified handling of patients of size.  We also have products designed to reduce the incidence and severity of patient falls in the hospital setting.

    We are principally engaged in the rental and sale of our products throughout the United States and in 20 primary countries internationally.  We currently have approximately 6,800 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

    A significant majority of our revenue is generated by our AHS business unit, which accounted for approximately 68.5% of total revenue for the three months ended March 31, 2010, compared to 70.0% for the same period in 2009.  We derive our revenue primarily from the rental of our therapy systems and the sale of related disposables.  The sale of our Regenerative Medicine products accounted for 16.3% and 14.1% of our total revenue for the three months ended March 31, 2010 and 2009, respectively.  Our TSS business accounted for approximately 15.2% and 15.9% of our total revenue for the three months ended March 31, 2010 and 2009, respectively.  Operations for our North America geographic region accounted for 77.4% of our first quarter 2010 revenue, while our EMEA/APAC operations represented 22.6% of total revenue.

    Historically, we have experienced a seasonal slowing of AHS unit demand beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  Regenerative Medicine has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

RESULTS OF OPERATIONS

    We have three reportable operating segments which correspond to our three business units:  AHS; Regenerative Medicine; and TSS.  We have two primary geographic regions:  North America, which is comprised of the United States, Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
			%
	2010	2009	Change
AHS revenue:
North America	$249,832	$254,641	(1.9)%
EMEA/APAC	83,121	74,676	11.3

Total – AHS	332,953	329,317	1.1

Regenerative Medicine revenue:
North America	77,974	66,081	18.0
EMEA/APAC	1,041	127	-

Total –Regenerative Medicine	79,015	66,208	19.3

TSS revenue:
North America	48,400	49,248	(1.7)
EMEA/APAC	25,437	25,308	0.5

Total – TSS	73,837	74,556	(1.0)

Total revenue	$485,805	$470,081	3.3%

For additional discussion on segment and operation information, see Note 9 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
			%
	2010	2009	Change
North America revenue:
Rental	$220,403	$226,012	(2.5)%
Sales	155,803	143,958	8.2

Total – North America	376,206	369,970	1.7

EMEA/APAC revenue:
Rental	59,588	56,343	5.8
Sales	50,011	43,768	14.3

Total – EMEA/APAC	109,599	100,111	9.5

Total rental revenue	279,991	282,355	(0.8)
Total sales revenue	205,814	187,726	9.6

Total revenue	$485,805	$470,081	3.3%

The growth in total revenue over the prior-year period was due primarily to increased Regenerative Medicine sales.  Foreign currency exchange rate movements favorably impacted total revenue and EMEA/APAC revenue by 2.4% and 8.2%, respectively, for the first quarter of 2010 compared to the prior-year period.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the first quarter of 2010 to the first quarter of 2009:

	Three months ended March 31,
	2010	2009	Change

AHS revenue	68.5%	70.0%	(150 bps)
Regenerative Medicine revenue	16.3	14.1	220 bps
TSS revenue	15.2	15.9	(70 bps)

Total revenue	100.0%	100.0%

North America revenue	77.4	78.7	(130 bps)
EMEA/APAC revenue	22.6	21.3	130 bps

Total revenue	100.0%	100.0%

Rental revenue	57.6%	60.1%	(250 bps)
Sales revenue	42.4	39.9	250 bps

Total revenue	100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
			%
	2010	2009	Change
North America revenue:
Rental	$178,993	$182,534	(1.9)%
Sales	70,839	72,107	(1.8)

Total – North America	249,832	254,641	(1.9)

EMEA/APAC revenue:
Rental	39,364	36,591	7.6
Sales	43,757	38,085	14.9

Total – EMEA/APAC revenue	83,121	74,676	11.3

Total rental revenue	218,357	219,125	(0.4)
Total sales revenue	114,596	110,192	4.0

Total AHS revenue	$332,953	$329,317	1.1%

The decrease in North America AHS revenue from the prior-year period was due primarily to lower unit volumes, particularly in non-acute settings, combined with lower average realized pricing, due in part to a shift in wound mix.  Average U.S. rental unit volume during the first quarter decreased 2.1% compared to the same period of 2009 due primarily to a decrease in homecare placements resulting from lower managed care and insurance enrollments and a decrease in average length of therapy resulting from a change in wound mix to more acute wounds.

Foreign currency exchange rate movements favorably impacted North America and EMEA/APAC AHS revenue by 0.7% and 8.9%, respectively, for the first quarter of 2010 compared to the prior-year period.  EMEA/APAC AHS revenue, excluding the impact of foreign currency exchange rate movements, increased due primarily to higher unit volumes, which increased 6.0% for the first quarter of 2010.

Regenerative Medicine Revenue

The following table sets forth, for the periods indicated, Regenerative Medicine revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
			%
	2010	2009	Change

North America	$77,974	$66,081	18.0%
EMEA/APAC	1,041	127	-

Total Regenerative Medicine revenue	$79,015	$66,208	19.3%

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 93.1% of total Regenerative Medicine revenue for the first three months of 2010.  Revenue from Strattice, our porcine-based tissue matrix product, accounted for 36.8% of total Regenerative Medicine revenue for the first quarter of 2010, compared to 24.6% in the prior-year period.  The growth in Regenerative Medicine revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration and geographic expansion.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
			%
	2010	2009	Change
North America revenue:
Rental	$41,410	$43,478	(4.8	) %
Sales	6,990	5,770	21.1

Total – North America revenue	48,400	49,248	(1.7)

EMEA/APAC revenue:
Rental	20,224	19,752	2.4
Sales	5,213	5,556	(6.2)

Total – EMEA/APAC revenue	25,437	25,308	0.5

Total rental revenue	61,634	63,230	(2.5)
Total sales revenue	12,203	11,326	7.7

Total TSS revenue	$73,837	$74,556	(1.0	) %

Worldwide TSS revenue decreased from the prior-year period due primarily to lower rental and sales volumes in the U.S. resulting from a milder flu season and a weaker economic environment, partially offset by favorable foreign currency exchange rate movements.  North America TSS revenue decreased from the prior-year period due primarily to lower hospital census.  EMEA/APAC TSS revenue increased slightly from the prior-year period due primarily to foreign currency exchange rate movements and increased rental volume of our bariatric and wound care products, partially offset by lower critical care product sales volumes.  Foreign currency exchange rate movements favorably impacted North America and EMEA/APAC TSS revenue by 2.8% and 6.0%, respectively, compared to the prior-year period.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	Change

Rental expenses	$153,219	$161,167	(4.9)%
As a percent of total AHS and TSS revenue	37.7%	39.9%	(220	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the first quarter of 2010 decreased from the prior-year period due primarily to increased field service operations productivity and lower product royalty payments.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	Change

Cost of sales	$60,924	$58,368	4.4%
Sales margin	70.4%	68.9%	150	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year period was due primarily to lower product royalty payments and higher sales margins associated with our Regenerative Medicine business unit.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the first quarter of 2010 to the first quarter of 2009:

	Three months ended March 31,
	2010	2009	Change
Gross profit margin	55.9%	53.3%	260 bps

The gross profit margin increase was due primarily to increased field service operations productivity, lower product royalty rates and higher gross margins associated with our AHS and Regenerative Medicine business units.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	Change

Selling, general and administrative expenses	$135,379	$126,671	6.9%
As a percent of total revenue	27.9%	26.9%	100	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental compensation costs.  The increase in selling, general and administrative expenses during the first quarter of 2010 was primarily due to increased legal fees associated with our ongoing domestic patent litigation, higher share-based compensation expense, infrastructure investment associated with our market entry in Japan and higher costs associated with new product launches and global business transformation efforts, partially offset by restructuring and other charges totaling $9.4 million recorded in the first quarter of 2009.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the first quarter of 2010 to the first quarter of 2009 (dollars in thousands):

	Three months ended March 31,
	2010	2009	Change

Research and development expenses	$24,784	$22,137	12.0%
As a percent of total revenue	5.1%	4.7%	40	bps

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.  The increase in research and development expense during the first quarter of 2010 is primarily related to increased activity in the development of our next generation of AHS and Regenerative Medicine products.  During the first quarter, the Company launched its Prevena Incision Management System in Europe and Canada.  In the U.S., we expect to launch commercially upon receipt of FDA clearance.  Prevena is the first and only powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, during March 2010, the Company received 510(k) clearance from the FDA for its next generation V.A.C. Therapy device, V.A.C.Via™, a revolutionary single-patient use device utilizing novel, patent-protected technology.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During each of the first quarters of 2010 and 2009, we recorded approximately $10.2 million of amortization expense associated with these acquired intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the first quarter of 2010 to the first quarter of 2009:

	Three months ended March 31,
	2010	2009	Change

Operating margin	20.9%	19.5%	140 bps

The increase in operating margin during the first quarter of 2010 is due primarily to restructuring and other charges recorded in the first quarter of 2009 which negatively impacted the operating margin by 200 basis points in the first quarter of 2009.

Interest Expense

Interest expense decreased to $23.6 million in the first quarter of 2010 compared to $28.5 million in the prior-year period, due to scheduled and voluntary debt payments made over the last twelve months totaling $200.0 million and lower interest rates.  Interest expense for the first three months of 2010 and 2009 includes write-offs of $1.3 million and $1.6 million, respectively, for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  As a result of the adoption of these changes, we recorded $5.2 million and $4.8 million of additional non-cash interest expense related to amortization of the discount on our convertible senior notes in the first quarters of 2010 and 2009, respectively.

Foreign Currency Loss

We recognized foreign currency exchange losses of $2.6 million and $5.2 million for the first quarter of 2010 and 2009, respectively.  The losses incurred during the first quarter of 2010 and 2009 due to fluctuations in exchange rates were partially offset by the expansion of our foreign currency hedging program, reduced exposures and the conversion of a larger portion of foreign currency cash balances to U.S. dollars.

Net Earnings

For the first quarter of 2010, we reported net earnings of $52.7 million, an increase of 32.8%, compared to $39.7 million in the prior-year period.  Expenses associated with KCI’s restructuring reduced first quarter 2009 net earnings by $6.3 million, or $0.09 per diluted share.  The effective income tax rate for the first quarter of 2010 was 30.0%, compared to 31.8% for the same period in the prior year.  The lower effective income tax rate for the first quarter of 2010 was due primarily to the favorable resolution of certain tax contingencies during the period.

Net Earnings per Diluted Share

Net earnings per diluted share for the first quarter of 2010 were $0.74, as compared to net earnings per diluted share of $0.57 in the prior-year period.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the three months ended March 31, 2010 and 2009, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended
	March 31,
	2010	2009

Net cash provided by operating activities	$85,272	$53,792
Net cash used by investing activities	(21,061)	(15,130)
Net cash used by financing activities	(69,326)	(103,830)
Effect of exchange rates changes on cash and cash equivalents	(1,980)	(1,916)

Net decrease in cash and cash equivalents	$(7,095)	$(67,084)

As of March 31, 2010, our principal sources of liquidity consisted of $256.1 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During the first quarter of 2010, we made scheduled and voluntary senior credit facility net repayments totaling $75.0 million from cash-on-hand.

Working Capital

As of March 31, 2010, we had current assets of $849.4 million, including $400.3 million in net accounts receivable and $143.6 million in net inventory, and current liabilities of $429.5 million resulting in a working capital surplus of approximately $419.9 million compared to a surplus of $417.3 million at December 31, 2009.

As of March 31, 2010, we had $400.3 million of receivables outstanding, net of realization reserves of $98.8 million.  Net accounts receivable decreased $24.7 million during the first three months of 2010 due primarily to seasonal revenue declines, strong cash collections and the strengthening of the U.S. dollar in relation to foreign currencies.  North America receivables, net of realization reserves, were outstanding for an average of 68 days at March 31, 2010 and December 31, 2009.  EMEA/APAC net receivables were outstanding for an average of 82 days at March 31, 2010 and December 31, 2009.

Inventories increased $22.6 million as of March 31, 2010 compared to our inventory balance as of December 31, 2009.  This expected increase was due primarily to increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products.

Capital Expenditures

During the first three months of 2010 and 2009, we made capital expenditures of $26.3 million and $18.2 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

On May 19, 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2010 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$288,615	(1)
Term loan facility	May 2013	4.687%	(2)	675,000	-

Total				$675,000	$288,615

(1) At March 31, 2010, amount available under the revolving portion of our credit facility reflected a reduction of $11.4 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2010 was 3.122%.

As of March 31, 2010, we were in compliance with all covenants under the senior credit agreement. On April 23, 2010, we made a voluntary repayment of $25.0 million on our senior credit facility

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Convertible Senior Notes

On April 21, 2008, we closed our offering of $600 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  On May 1, 2008, we issued an additional $90.0 million aggregate principal amount of notes to cover over-allotments.  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”). As of March 31, 2010, we were in compliance with all covenants under the Indenture for the Convertible Notes.

For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest Rate Protection

At March 31, 2010, we had seventeen interest rate swap agreements pursuant to which we have fixed the rate on $636.0 million notional amount of our outstanding variable rate debt at an average interest rate of 1.961%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of March 31, 2010 and December 31, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $6.8 million and $8.4 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $3.0 million and $2.2 million lower for the three month ended March 31, 2010 and 2009, respectively.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of March 31, 2010, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$102,273	$184,091	$245,454	$143,182	$-	$690,000	$1,365,000

OTHER MATTERS

We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries.  Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Rising unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

As our AHS business continues to expand globally, we are now entering the large and unpenetrated Japan market with our core NPWT product, the V.A.C. Therapy System and related disposables.  In 2009, we received approval to begin market development activities in Japan for our innovative V.A.C. Therapy product, and during the first quarter of 2010 we received reimbursement approval from Japan’s Health Insurance Bureau.  In April 2010, we launched NPWT commercially in Japan.  In addition, we have identified several opportunities for our NPWT products in countries that may be best served initially by distributors and are working aggressively to construct appropriate networks to launch in countries including Brazil, Russia, India and China.

Critical Accounting Estimates

For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

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

At March 31, 2010, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $636.0 million notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.961%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The Eurocurrency Rate Loan Spread varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50%.  These agreements have been designated as cash flow hedge instruments.  (See Note 4 to our accompanying condensed consolidated financial statements.)

The table below provides information as of March 31, 2010 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date (dollars in thousands):

	Expected Maturity Date as of March 31, 2010
	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$774,594	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$102,273	$184,091	$245,454	$143,182	$—	$675,000	$677,531
Weighted average interest rate (2)	4.687%	4.687%	4.687%	4.687%	—	4.687%

Interest rate swap (3)
Variable to fixed-notional amount	$316,500	$319,500	$—	$—	$—	$636,000	$(6,784)
Average pay rate	1.851%	1.209%	—	—	—	1.961%
Average receive rate (4)	0.300%	0.300%	—	—	—	0.300%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(3) Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at March 31, 2010.
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

At March 31, 2010, we had outstanding foreign currency exchange contracts to sell approximately $99.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $31.6 million for the three months ended March 31, 2010.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the three months ended March 31, 2010 would change our net earnings for the three months ended March 31, 2010 by approximately $8.4 million.  Our analysis does not consider the impact the fluctuation would have on the value of our foreign currency exchange contracts or the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that each of the patents involved in litigation are valid and enforceable and that our patent infringement claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States or Europe, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 49% of total revenue for the three months ended March 31, 2010 and 51% of total revenue for the year ended December 31, 2009 from our domestic Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the three months ended March 31, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe U.S. Patent Nos. 5,645,081 and 7,216,651 licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  On March 10, 2010, the jury hearing the case against Smith & Nephew returned a verdict that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  KCI is seeking an injunction in Federal District Court in post-trial proceedings to prevent further infringement by Smith & Nephew.  By mutual agreement, the case against Medela and Smith & Nephew’s gauze-based devices will be tried at a later time.

Related to the U.S. NPWT litigation, the U.S. Patent and Trademark Office (“USPTO”) has issued certificates of re-examination confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,216,651 (“the ‘651 Patent”), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims in the ‘651 Patent and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI appealed the dismissal of the suit to the Federal Circuit Court of Appeals.  In April 2010, the Federal Circuit affirmed the dismissal.

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

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  A jury trial in the case is set for November 2010.

International NPWT Patent Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”), which is licensed to KCI.  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision and the ‘720 patent remains valid and enforceable in Germany until a final ruling on appeal.

In June 2007, Medela also filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0688189 (“the ‘189 Patent”), which is licensed to KCI.  In May 2009, the German Federal Patent Court ruled that the ‘189 Patent is valid as granted.

In March 2008, Mölnlycke Health Care AB filed suit in the United Kingdom alleging invalidity of the United Kingdom patent corresponding to the ‘720 Patent.  Following a trial in July 2009, the trial court ruled the United Kingdom patent corresponding to the ‘720 Patent invalid.  Following the denial of an appeal by the United Kingdom Supreme Court in a separate action against Smith & Nephew involving the same patent, detailed below, Wake Forest and KCI have withdrawn an appeal of the ruling in this matter.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case is set for June 2010.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s claims.  A trial on KCI’s ‘950 Patent claims was temporarily adjourned and is scheduled to resume in June 2010.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in early to mid-2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI has withdrawn its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and is proceeding to trial in May 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell has been named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fall within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell has resolved all of these lawsuits, which are in the process of being dismissed.  The resolution of these lawsuits did not have a material impact on our financial position or results of operations.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Except with respect to the risk factor described below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The adoption of healthcare reform in the U.S. may adversely affect our business and financial results.

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010.  Under PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans.  The increased costs to the U.S. government from PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes, including an anticipated $20 billion tax on medical devices beginning in 2013.  Although details concerning this tax will not be known until specific regulations are promulgated over the coming months, PPACA is expected to impose a tax of 2.3% on qualifying products, which would include a number of products manufactured by KCI, beginning in 2013.  PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014.  In addition, PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care.  Under PPACA, increases in fraud and abuse penalties and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact healthcare companies, including KCI.

In addition to PPACA discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  We are continuing to evaluate the impact that PPACA is expected to have on our business.  The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our products, reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

January 1, 2010 to
January 31, 2010	50	$39.90	N/A	$	N/A

February 1, 2010 to
February 28, 2010	612	$38.53	N/A	$	N/A

March 1, 2010 to
March 31, 2010	--	$--	N/A	$	N/A

Total	662	$38.63	N/A	$	N/A

(1) During the first quarter of 2010, KCI purchased and retired 662 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

ITEM 6.    EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
*†10.1	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated effective as of March 19, 2010.
*†10.2	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement, as amended on February 23, 2010.
*†10.3	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement, as amended on February 23, 2010.
*†10.4	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement, as amended on February 23, 2010.
*†10.5	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement, as amended on February 23, 2010.
*†10.6	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement, as amended on February 23, 2010.
*†10.7	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement, as amended on February 23, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: May 4, 2010	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 4, 2010	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
*†10.1	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated effective as of March 19, 2010.
*†10.2	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement, as amended on February 23, 2010.
*†10.3	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement, as amended on February 23, 2010.
*†10.4	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement, as amended on February 23, 2010.
*†10.5	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement, as amended on February 23, 2010.
*†10.6	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement, as amended on February 23, 2010.
*†10.7	Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement, as amended on February 23, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2010.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.