Form 10-Q
period 2010-06-30
KINETIC CONCEPTS INC
filed 2010-08-05
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common Stock: 71,844,132 shares as of August 2, 2010

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TRADEMARKS

All trademarks appearing in this report are proprietary to KCI Licensing, Inc., its affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., its affiliates and/or licensors.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$247,068	$263,157
Accounts receivable, net	393,485	425,042
Inventories, net	157,495	121,044
Deferred income taxes	11,606	11,715
Prepaid expenses and other	41,523	37,330

Total current assets	851,177	858,288

Net property, plant and equipment	276,151	296,055
Debt issuance costs, net	27,970	35,191
Deferred income taxes	17,929	17,513
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	464,568	489,213
Other non-current assets	12,998	13,424

	$2,979,674	$3,038,565

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$62,384	$63,301
Accrued expenses and other	200,595	226,823
Current installments of long-term debt	156,250	132,353
Income taxes payable	3,231	18,484

Total current liabilities	422,460	440,961

Long-term debt, net of current installments and discount	1,035,354	1,173,808
Non-current tax liabilities	25,204	29,074
Deferred income taxes	184,014	212,257
Other non-current liabilities	4,066	4,994

Total liabilities	1,671,098	1,861,094

Shareholders' equity:
Common stock; authorized 225,000 at 2010 and 2009, issued and outstanding 71,847 at 2010 and 71,256 at 2009	72	71
Preferred stock; authorized 50,000 at 2010 and 2009; issued and outstanding 0 at 2010 and 2009	-	-
Additional paid-in capital	832,537	804,111
Retained earnings	463,668	357,350
Accumulated other comprehensive income, net	12,299	15,939

Shareholders' equity	1,308,576	1,177,471

	$2,979,674	$3,038,565

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Rental	$283,084	$292,023	$563,075	$574,378
Sales	214,688	199,326	420,502	387,052

Total revenue	497,772	491,349	983,577	961,430

Rental expenses	155,622	161,276	308,841	322,443
Cost of sales	62,307	59,437	123,231	117,805

Gross profit	279,843	270,636	551,505	521,182

Selling, general and administrative expenses	147,212	125,802	282,591	252,473
Research and development expenses	21,718	21,265	46,502	43,402
Acquired intangible asset amortization	9,556	10,158	19,715	20,316

Operating earnings	101,357	113,411	202,697	204,991

Interest income and other	143	154	279	488
Interest expense	(22,264)	(26,227)	(45,826)	(54,721)
Foreign currency loss	(2,657)	(1,878)	(5,267)	(7,079)

Earnings before income taxes	76,579	85,460	151,883	143,679

Income taxes	22,974	27,363	45,565	45,877

Net earnings	$53,605	$58,097	$106,318	$97,802

Net earnings per share:

Basic	$0.76	$0.83	$1.50	$1.40

Diluted	$0.75	$0.82	$1.48	$1.39

Weighted average shares outstanding:

Basic	70,836	70,069	70,678	69,984

Diluted	71,805	70,432	71,657	70,294

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$106,318	$97,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	10,443	9,669
Depreciation and other amortization	80,511	75,292
Provision for bad debt	4,139	5,088
Write-off of deferred debt issuance costs	1,928	1,628
Share-based compensation expense	15,434	13,954
Excess tax benefit from share-based payment arrangements	(1,392)	(215)
Change in assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, net	30,932	(5,814)
Increase in inventories, net	(36,102)	(2,122)
Decrease (increase) in prepaid expenses and other	(4,193)	6,030
Decrease in accounts payable	(632)	(7,511)
Decrease in accrued expenses and other	(20,687)	(30,103)
Increase (decrease) in tax liabilities, net	(18,692)	12,465
Decrease in deferred income taxes, net	(30,107)	(15,517)
Net cash provided by operating activities	137,900	160,646

Cash flows from investing activities:
Additions to property, plant and equipment	(46,192)	(40,430)
Decrease in inventory to be converted into equipment for short-term rental	7,265	5,356
Dispositions of property, plant and equipment	1,067	3,131
Business acquired in purchase transaction, net of cash acquired	-	(173)
Increase in identifiable intangible assets and other non-current assets	(2,091)	(16,475)
Net cash used by investing activities	(39,951)	(48,591)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	20,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(125,054)	(148,948)
Excess tax benefit from share-based payment arrangements	1,392	215
Proceeds from exercise of stock options	10,185	358
Purchase of immature shares for minimum tax withholdings	(1,108)	(204)
Proceeds from the purchase of stock in ESPP and other	3,451	3,336
Net cash used by financing activities	(111,134)	(125,243)

Effect of exchange rate changes on cash and cash equivalents	(2,904)	695

Net decrease in cash and cash equivalents	(16,089)	(12,493)
Cash and cash equivalents, beginning of period	263,157	247,767

Cash and cash equivalents, end of period	$247,068	$235,274

Cash paid during the six months for:
Interest, including cash paid under interest rate swap agreements	$28,215	$37,289
Income taxes, net of refunds	$94,306	$40,581

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions™ (“AHS”); Regenerative Medicine; and Therapeutic Support Systems (“TSS”).  We have two primary geographic regions for which we provide supplemental information:  North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement which established the single source of authoritative U.S. generally accepted accounting principles (“GAAP” or “the Codification”).  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the 2010 presentation.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the second quarter and the first six months of 2010 was 30.0%, compared to 32.0% and 31.9%, respectively, for the corresponding periods in 2009.  The lower effective income tax rate for the second quarter and first six months of 2010 was due primarily to a higher percentage of income earned in lower tax jurisdictions and the favorable resolution of certain tax contingencies during 2010.

(c)     Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  We do not use financial instruments for speculative or trading purposes.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  We designated our interest rate swap agreements as cash flow hedge instruments.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.

We also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  We enter into foreign currency exchange contracts to manage these economic risks.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  Gains and losses resulting from the foreign currency fluctuations impact on transactional exposures are included in foreign currency loss in our condensed consolidated statements of earnings.

As required, all derivative instruments are recorded on the balance sheet at fair value.  The fair values of our interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets, which represent level 2 inputs as defined by the Codification.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method.  Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement will be recognized in other comprehensive income, net of tax, until the hedged item is recognized into earnings.

(d)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 3.  As of June 30, 2010, Bank of America and JP Morgan Chase collectively held equity hedges related to our convertible note hedge, as described in Note 3, in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $48.2 million and $7.4 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $8.0 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(e)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Gross trade accounts receivable:
North America:
AHS and TSS	$337,185	$370,563
Regenerative Medicine	38,215	34,773

Subtotal North America	375,400	405,336

EMEA/APAC	101,261	114,146

Total trade accounts receivable	476,661	519,482

Less: Allowance for revenue adjustments	(86,842)	(96,640)

Gross trade accounts receivable	389,819	422,842

Less: Allowance for bad debt	(7,530)	(8,851)

Net trade accounts receivable	382,289	413,991

Other receivables	11,196	11,051

	$393,485	$425,042

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

The domestic TPP reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Finished goods and tissue available for distribution	$91,031	$71,620
Goods and tissue in-process	17,356	13,418
Raw materials, supplies, parts and unprocessed tissue	78,726	65,910

	187,113	150,948

Less: Amounts expected to be converted into equipment for short-term rental	(11,273)	(18,538)
Reserve for excess and obsolete inventory	(18,345)	(11,366)

	$157,495	$121,044

Inventories increased $36.5 million as of June 30, 2010 compared to our inventory balance as of December 31, 2009.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products.

Our reserve for excess and obsolete inventory increased by $7.0 million.  This increase was primarily related to portfolio rationalization within our TSS business approved and implemented by management in the second quarter of 2010.  Total expense associated with this effort was $7.4 million, or $0.06 per diluted share, and was recorded within selling, general and administrative expenses in our condensed consolidated statements of earnings.

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Senior Credit Facility – due 2013	$625,000	$750,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(123,396)	(133,839)

	1,191,604	1,306,161
Less: Current installments	(156,250)	(132,353)

	$1,035,354	$1,173,808

The fair value of our senior credit facility and convertible senior notes is estimated based upon open-market trades at or near quarter- or year-end.  The fair value of our senior credit facility and the convertible senior notes was $621.9 million and $665.5 million, respectively, at June 30, 2010 and $729.4 million and $676.5 million, respectively, at December 31, 2009.

Senior Credit Facility

In May 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  At June 30, 2010 and December 31, 2009, we had no revolving loans outstanding and had outstanding letters of credit in the aggregate amount of $10.5 million and $11.4 million, respectively.  The resulting availability under the revolving credit facility was $289.5 million and $288.6 million at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

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

NOTE 4.     Derivative Financial Instruments and Fair Value Measurements

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements and foreign currency exchange contracts, but we do not anticipate nonperformance by any of the counterparties.  For further information on our Derivative Financial Instruments, see Note 6 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest Rate Protection

At June 30, 2010 and December 31, 2009, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $560.0 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.917% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The Eurocurrency Rate Loan Spread varies in reference to our consolidated leverage ratio of debt to EBITDA and ranges from 1.75% to 3.50%.

In July 2010, we entered into seven additional interest rate swap agreements, which become effective in September and December 2010, to convert $200.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.7426%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

We are required under the senior credit facility to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the interest rate swap agreements in effect as of June 30, 2010 and December 31, 2009, approximately 95.1% and 93.9%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At June 30, 2010 and December 31, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $4.0 million and $8.4 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of June 30, 2010 and December 31, 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the three months or six months ended June 30, 2010 and 2009.  As of June 30, 2010 and December 31, 2009, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was $4.0 million and $8.0 million, respectively.

Foreign Currency Exchange Risk Mitigation

At June 30, 2010 and December 31, 2009, we had foreign currency exchange contracts to sell or purchase approximately $96.9 million and $99.9 million, respectively, of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

Fair Value Measurements

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives
designated as
hedging instruments

Interest rate swap agreements	Prepaid expenses and other	$-	$-	Accrued expenses and other	$3,983	$8,436

Derivatives not
designated as
hedging instruments

Foreign currency exchange contracts	Prepaid expenses and other	5,025	995	Accrued expenses and other	440	1,905

Total derivatives		$5,025	$995		$4,423	$10,341

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Three months ended June 30,
	Effective portion
			Location of gain	Amount of gain
Derivatives	Amount of gain		(loss) reclassified	(loss) reclassified
designated as cash flow	(loss) recognized		from accumulated	from accumulated
hedging instruments	in OCI on derivative		OCI into income	OCI into income

	2010	2009		2010	2009

Interest rate swap agreements	$85	$(762)	Interest expense	$(1,736)	$(1,173)

	Six months ended June 30,
	Effective portion
			Location of gain	Amount of gain
Derivatives	Amount of gain		(loss) reclassified	(loss) reclassified
designated as cash flow	(loss) recognized		from accumulated	from accumulated
hedging instruments	in OCI on derivative		OCI into income	OCI into income

	2010	2009		2010	2009

Interest rate swap agreements	$(793)	$(1,493)	Interest expense	$(3,687)	$(2,921)

The location and net amounts reported in the Statements of Earnings for derivatives not designated as hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

Derivatives not	Location of gain
designated as	(loss) recognized in	Amount of gain (loss)
hedging instruments	income on derivative	recognized in income on derivative

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009

Foreign currency exchange contracts	Foreign currency gain/(loss)	$2,248	$(6,066)	$8,812	$(5,724)

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on June 30, 2010, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$53,605	$58,097	$106,318	$97,802

Weighted average shares outstanding:
Basic	70,836	70,069	70,678	69,984
Dilutive potential common shares from stock options and restricted stock (1)	969	363	979	310

Diluted	71,805	70,432	71,657	70,294

Basic net earnings per share	$0.76	$0.83	$1.50	$1.40

Diluted net earnings per share	$0.75	$0.82	$1.48	$1.39

(1) Potentially dilutive stock options and restricted stock totaling 3,619 shares and 5,473 shares for the three months ended June 30, 2010 and 2009, respectively, and 3,723 shares and 5,746 shares for the six months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at their option any day prior to October 15, 2014 if specific conditions are satisfied.  (See Note 3.)  The Convertible Notes will have no impact on diluted earnings per share unless the price of our common stock exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion, we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on EPS unless our share price exceeds the $60.41 exercise price.

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the unaudited condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Rental expenses	$800	$745	$2,317	$2,102
Cost of sales	133	144	444	481
Selling, general and administrative expenses	5,023	4,706	12,673	11,371

Pre-tax share-based compensation expense	5,956	5,595	15,434	13,954
Less: Income tax benefit	(2,167)	(2,076)	(5,369)	(4,633)

Total share-based compensation expense, net of tax	$3,789	$3,519	$10,065	$9,321

A summary of our stock option activity, and related information, for the six months ended June 30, 2010 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2010	5,398	$38.45
Granted	1,135	$40.82
Exercised	(360)	$28.27
Forfeited/Expired	(495)	$41.75

Options outstanding – June 30, 2010	5,678	$39.28	7.46	$18,018

Exercisable as of June 30, 2010	2,438	$43.53	6.34	$3,743

The following table summarizes restricted stock activity for the six months ended June 30, 2010:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2010	992	$37.96
Granted	426	$41.05
Vested and distributed	(92)	$46.06
Forfeited	(153)	$41.74

Unvested shares – June 30, 2010	1,173	$37.99

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net earnings	$53,605	$58,097	$106,318	$97,802
Foreign currency translation adjustment, net of taxes	(4,779)	4,634	(6,534)	502
Net derivative gain (loss), net of taxes	85	(762)	(793)	(1,493)
Amount of loss reclassified from accumulated OCI into income, net of taxes	1,736	1,173	3,687	2,921

Total comprehensive income	$50,647	$63,142	$102,678	$99,732

NOTE 8.     Commitments and Contingencies

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that our claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States, Europe or Australia, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 50% of total revenue for the six months ended June 30, 2010 and 51% of total revenue for the year ended December 31, 2009 from our domestic Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the six months ended June 30, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe U.S. Patent Nos. 5,645,081 and 7,216,651 licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  In March 2010, the jury hearing the case against Smith & Nephew returned a verdict finding that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  KCI is seeking an injunction in Federal District Court in post-trial proceedings to prevent further infringement by Smith & Nephew.  In June 2010, certain KCI plaintiffs were dismissed from the case, including KCI USA, Inc., leaving Kinetic Concepts, Inc. and Wake Forest as plaintiffs.  KCI has filed motions to reconsider and for leave to file a Supplemental Complaint to add the dismissed plaintiffs back to the suit.  In July 2010, the Court heard arguments on our request for a permanent injunction, in addition to other post-trial motions.  By mutual agreement, the case against Medela’s and Smith & Nephew’s gauze-based devices will be tried at a later time.

Related to the U.S. NPWT litigation, the U.S. Patent and Trademark Office (“USPTO”) has issued certificates of re-examination confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,198,046 (“the ‘046 Patent), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims of U.S. Patent No. 7,216,651 (“the ‘651 Patent”) and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  We expect a ruling in this case in the next several months.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  A trial on KCI’s ‘950 Patent claims was held in June 2010.  A decision is expected in August 2010.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in early to mid-2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.

In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which has been set for October 2010.

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

We also are subject to routine pre-payment and post-payment audits of medical claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by KCI.  While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain, the underlying medical records supporting the information included in such claim.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.  In addition, Medicare or its contractors could place KCI on an extended pre-payment review, which could slow our collections process for submitted claims.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations regarding Medicare reimbursement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

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

As of June 30, 2010, our commitments for the purchase of new product inventory were $22.2 million, including approximately $4.2 million of disposable products from our main disposable supplier, $4.4 million for inventory related to our Regenerative Medicine business, $2.6 million from our provider of low height medical-surgical beds and $2.9 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

NOTE 9.     Segment and Geographic Information

We are engaged in the rental and sale of advanced wound care systems, regenerative medicine products and therapeutic support systems.  KCI has operations throughout the United States and in 21 primary countries internationally.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions™; Regenerative Medicine; and Therapeutic Support Systems.  Our three operating segments also represent our reporting units as defined by the Codification.  We have two primary geographic regions for which we provide supplemental revenue information:  North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
AHS
North America	$266,681	$266,348	$516,513	$520,989
EMEA/APAC	81,045	83,082	164,166	157,758

Subtotal – AHS	347,726	349,430	680,679	678,747

Regenerative Medicine
North America	82,188	70,803	160,162	136,884
EMEA/APAC	1,555	267	2,596	394

Subtotal – Regenerative Medicine	83,743	71,070	162,758	137,278

TSS
North America	44,563	46,027	92,963	95,275
EMEA/APAC	21,740	24,822	47,177	50,130

Subtotal – TSS	66,303	70,849	140,140	145,405

Total revenue	$497,772	$491,349	$983,577	$961,430

	Three months ended			Six months ended
	June 30,			June 30,
	2010		2009	2010		2009
Operating earnings:
AHS	$116,689		$111,969	$217,281		$204,875
Regenerative Medicine	19,819		21,168	41,871		41,849
TSS	(5,204)	(1)	5,867	2,968	(1)	13,092

Non-allocated costs:
General headquarter expenses (2)	(14,061)		(9,300)	(23,361)		(19,475)
Share-based Compensation	(5,956)		(5,595)	(15,434)		(13,954)
Acquisition-related expenses (3)	(9,930)		(10,698)	(20,628)		(21,396)

Total non-allocated costs	(29,947)		(25,593)	(59,423)		(54,825)

Total operating earnings	$101,357		$113,411	$202,697		$204,991

(1) Includes $7.4 million of expenses associated with the TSS product portfolio rationalization recorded in the second quarter of 2010.
(2) Includes costs associated with our Global Business Transformation project, including severance and other expenses of $5.3 million and $9.4 million recorded during the second quarter of 2010 and the first quarter of 2009, respectively.
(3) Includes amortization of acquired intangible assets and cost to retain key employees related to our purchase of LifeCell in May 2008.

NOTE 10.     Subsequent Events

In July 2010, we entered into seven additional interest rate swap agreements, which become effective in September and December 2010, to convert $200.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.7426%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors,” (Part II, Item 1A.), including those previously disseminated in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

•
Our Active Healing Solutions business (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories:  Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our V.A.C.  Therapy portfolio, currently represents the primary source of revenue for the AHS business.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we provide products and services to patients in the home and generally bill third-party payers directly.  We continue to develop and commercialize new products and therapies in NPSM and NPRM to broaden and diversify our NPTP revenue streams.  During July 2010, our newest NPWT product, V.A.C. Via, was placed on our first patient in the U.S.  In addition, during July 2010, the Company launched our Prevena Incision Management System in the U.S.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.

•
Our Regenerative Medicine business is comprised primarily of the operations of LifeCell, a wholly-owned subsidiary.  LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix and porcine-based Strattice™ Tissue Matrix in various configurations designed to meet the needs of patients and caregivers.  The majority of our Regenerative Medicine revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other regenerative medicine products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

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

We are principally engaged in the rental and sale of our products throughout the United States and in 21 primary countries internationally.  We currently have approximately 6,700 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

A significant majority of our revenue is generated by our AHS business unit, which accounted for approximately 69.2% of total revenue for the six months ended June 30, 2010, compared to 70.6% for the same period in 2009.  The sale of our Regenerative Medicine products accounted for 16.6% and 14.3% of our total revenue for the six months ended June 30, 2010 and 2009, respectively.  Our TSS business accounted for approximately 14.2% and 15.1% of our total revenue for the six months ended June 30, 2010 and 2009, respectively.  Operations for our North America geographic region accounted for 78.2% revenue for the first six months of 2010, while our EMEA/APAC operations represented 21.8% of total revenue.

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

RECENT DEVELOPMENTS

In the U.S., we have now received FDA clearance and have launched Prevena commercially.  This follows the previous launch of Prevena in Europe and Canada in the first quarter of 2010.  This product is the first powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, our next-generation NPWT product, V.A.C. Via, received FDA clearance in the first quarter of 2010 and has now been placed on our first patient in the U.S.

As our AHS business continues to expand globally, we have now entered the Japan market with our core NPWT product, the V.A.C. Therapy System and related disposables.  In April 2010, we launched NPWT commercially in Japan following the receipt of all necessary approvals.

In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which has been set for October 2010.

RESULTS OF OPERATIONS

We have three reportable operating segments which correspond to our three business units:  AHS; Regenerative Medicine; and TSS.  We have two primary geographic regions for which we provide supplemental information:  North America, which is comprised principally of the United States and includes Canada and Puerto Rico; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2010	2009	Change	2010	2009	Change
AHS revenue:
North America	$266,681	$266,348	0.1%	$516,513	$520,989	(0.9)%
EMEA/APAC	81,045	83,082	(2.5)	164,166	157,758	4.1

Total – AHS	347,726	349,430	(0.5)	680,679	678,747	0.3

Regenerative Medicine revenue:
North America	82,188	70,803	16.1	160,162	136,884	17.0
EMEA/APAC	1,555	267	-	2,596	394	-

Total – Regenerative Medicine	83,743	71,070	17.8	162,758	137,278	18.6

TSS revenue:
North America	44,563	46,027	(3.2)	92,963	95,275	(2.4)
EMEA/APAC	21,740	24,822	(12.4)	47,177	50,130	(5.9)

Total – TSS	66,303	70,849	(6.4)	140,140	145,405	(3.6)

Total revenue	$497,772	$491,349	1.3%	$983,577	$961,430	2.3%

For additional discussion on segment and geographic information, see Note 9 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$227,660	$231,428	(1.6)%	$448,063	$457,440	(2.0)%
Sales	165,772	151,750	9.2	321,575	295,708	8.7

Total – North America	393,432	383,178	2.7	769,638	753,148	2.2

EMEA/APAC revenue:
Rental	55,424	60,595	(8.5)	115,012	116,938	(1.6)
Sales	48,916	47,576	2.8	98,927	91,344	8.3

Total – EMEA/APAC	104,340	108,171	(3.5)	213,939	208,282	2.7

Total rental revenue	283,084	292,023	(3.1)	563,075	574,378	(2.0)
Total sales revenue	214,688	199,326	7.7	420,502	387,052	8.6

Total revenue	$497,772	$491,349	1.3%	$983,577	$961,430	2.3%

The change in total revenue compared to the prior-year periods was due primarily to increased Regenerative Medicine sales, partially offset by decreased AHS and TSS rental revenue.  Foreign currency exchange rate movements had minimal impact on total revenue for the second quarter of 2010 and favorably impacted total revenue by 1.0% for the first six months of 2010 compared to the corresponding periods of the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009:

	Three months ended June 30,			Six months ended June 30,

	2010	2009	Change	2010	2009	Change
Total revenue:
AHS revenue	69.9%	71.1%	(120 bps)	69.2%	70.6%	(140 bps)
Regenerative Medicine revenue	16.8	14.5	230 bps	16.6	14.3	230 bps
TSS revenue	13.3	14.4	(110 bps)	14.2	15.1	(90 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

North America revenue	79.0%	78.0%	100 bps	78.2%	78.3%	(10 bps)
EMEA/APAC revenue	21.0	22.0	(100 bps)	21.8	21.7	10 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	56.9%	59.4%	(250 bps)	57.2%	59.7%	(250 bps)
Sales revenue	43.1	40.6	250 bps	42.8	40.3	250 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$189,076	$190,403	(0.7)%	$368,069	$372,937	(1.3)%
Sales	77,605	75,945	2.2	148,444	148,052	0.3

Total North America revenue	266,681	266,348	0.1	516,513	520,989	(0.9)

EMEA/APAC revenue:
Rental	37,773	40,667	(7.1)	77,137	77,258	(0.2)
Sales	43,272	42,415	2.0	87,029	80,500	8.1

Total EMEA/APAC revenue	81,045	83,082	(2.5)	164,166	157,758	4.1

Total rental revenue	226,849	231,070	(1.8)	445,206	450,195	(1.1)
Total sales revenue	120,877	118,360	2.1	235,473	228,552	3.0

Total AHS revenue	$347,726	$349,430	(0.5)%	$680,679	$678,747	0.3%

Worldwide revenue from AHS products increased from the first half of 2009 due primarily to higher global sales volumes, which were offset by unfavorable foreign currency exchange rate movement and lower realized pricing.  North America AHS revenue for the second quarter of 2010 was comparable to the prior-year quarter, while revenue for the first half of 2010 decreased 1% from the prior-year period.  Second quarter 2010 AHS revenue from the United States was $254.0 million, which was flat to the period one year ago.  However, rental revenue declined 1% this period resulting from a combination of factors including (i) reductions in chronic wounds treated outside the hospital, (ii) unfavorable wound and payer mix and (iii) higher usage of lower-priced advanced wound care therapies other than NPWT.  Foreign currency exchange movements favorably impacted second quarter and first half North American AHS revenue by 1% compared to the prior-year periods.

Foreign currency exchange rate movements negatively impact EMEA/APAC AHS revenue by 3.4% in the second quarter of 2010, but had a 2.4% favorable impact on the first six months of 2010 compared to the prior-year periods.  EMEA/APAC AHS revenue, excluding the impact of foreign currency exchange rate movements, increased due largely to the successful launch of V.A.C. in Japan.  Increased rental and sales volumes were offset by lower realized pricing associated with an increasingly competitive environment and our offering of longer-term, lower-priced rental arrangements.

Regenerative Medicine Revenue

The following table sets forth, for the periods indicated, Regenerative Medicine revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change

North America	$82,188	$70,803	16.1%	$160,162	$136,884	17.0%
EMEA/APAC	1,555	267	-	2,596	394	-

Total revenue	$83,743	$71,070	17.8%	$162,758	$137,278	18.6%

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 93.2% of total Regenerative Medicine revenue for both the second quarter and first six months of 2010.  Revenue from Strattice, our porcine-based tissue matrix product, accounted for 39.6% and 38.3% of total Regenerative Medicine revenue for the second quarter and first six months of 2010, respectively, compared to 30.8% and 27.8%, respectively, in the prior-year periods.  The growth in Regenerative Medicine revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration and geographic expansion.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$38,584	$41,025	(6.0)%	$79,994	$84,503	(5.3)%
Sales	5,979	5,002	19.5	12,969	10,772	20.4

Total North America revenue	44,563	46,027	(3.2)	92,963	95,275	(2.4)

EMEA/APAC revenue:
Rental	17,651	19,928	(11.4)	37,875	39,680	(4.5)
Sales	4,089	4,894	(16.4)	9,302	10,450	(11.0)

Total EMEA/APAC revenue	21,740	24,822	(12.4)	47,177	50,130	(5.9)

Total rental revenue	56,235	60,953	(7.7)	117,869	124,183	(5.1)
Total sales revenue	10,068	9,896	1.7	22,271	21,222	4.9

Total TSS revenue	$66,303	$70,849	(6.4)%	$140,140	$145,405	(3.6)%

Worldwide TSS revenue decreased from the prior-year period due primarily to lower rental volumes globally, resulting from the economic downturn and its impact on acute care facilities, partially offset by slightly higher levels of capital sales.  Foreign currency exchange movements unfavorably impacted worldwide TSS revenue by 1% for the second quarter of 2010 while favorably impacting revenue by 2% for the first six months of 2010, compared to the corresponding prior-year periods.

North America TSS revenue decreased from the prior-year periods due primarily to lower hospital therapy days and reduced hospital spending on higher cost therapies, partially offset by increased levels of wound care capital sales and favorable foreign currency exchange rate movements.  Foreign currency exchange rate movements favorably impacted North America TSS revenue by 2.0% and 2.4% for the second quarter and first six months of 2010, respectively, compared to the prior-year periods.  EMEA/APAC TSS revenue decreased from the prior-year periods due primarily to foreign currency exchange rate movements and the loss of a few tenders in this market due to our continued focus on profitable growth.  Foreign currency exchange rate movements negatively impacted EMEA/APAC TSS revenue by 5.5% for the second quarter of 2010 but had a minimal impact on the first half of 2010, compared to prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009  (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
Rental expenses	$155,622	$161,276	(3.5)%		$308,841	$322,443	(4.2)%
As a percent of total AHS and TSS revenue	37.6%	38.4%	(80	bps)	37.6%	39.1%	(150	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the second quarter and first six months of 2010 decreased from prior-year periods due primarily to increased field service productivity and lower product royalty expense.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
Cost of Sales	$62,307	$59,437	4.8%		$123,231	$117,805	4.6%
Sales margin	71.0%	70.2%	80	bps	70.7%	69.6%	110	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year periods was due primarily to lower product royalty costs and higher sales margins associated with our Regenerative Medicine business unit.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Gross profit margin	56.2%	55.1%	110 bps	56.1%	54.2%	190 bps

The gross profit margin increase was due primarily to lower product royalty expenses, increased productivity of our service operations, higher gross margins associated with the Regenerative Medicine business unit and reduced levels of marketing expenditures related to delays in new product launches resulting from a longer regulatory approval process.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
Selling, general and administrative expenses	$147,212	$125,802	17.0%		$282,591	$252,473	11.9%
As a percent of total revenue	29.6%	25.6%	400	bps	28.7%	26.3%	240	bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental compensation costs.  Second quarter SG&A expenses included $12.7 million in expenses related to our TSS portfolio rationalization and employee separation costs related primarily to our Global Business Transformation project.  Other SG&A expense increases in the period consisted of launch costs associated with our market entry in Japan and increased selling costs associated with the increase in Regenerative Medicine revenue.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010	2009	Change		2010	2009	Change
Research and development expenses	$21,718	$21,265	2.1%		$46,502	$43,402	7.1%
As a percent of total revenue	4.4%	4.3%	10	bps	4.7%	4.5%	20	bps

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.  The increase in research and development expense during the second quarter and first six months of 2010 is primarily related to increased activity in the development of our next generation of AHS and Regenerative Medicine products.  During the first quarter of 2010, the Company launched its Prevena Incision Management System in Europe and Canada.  In the U.S., we received FDA approval in June 2010 and have launched Prevena commercially.  Prevena is the first and only powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, in March 2010, the Company received 510(k) clearance from the FDA for its next generation V.A.C. Therapy device, V.A.C.Via™, a revolutionary single-patient use device utilizing novel, patent-protected technology.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  Amortization expense associated with these acquired intangible assets was $9.6 million and $19.7 million in the second quarter and first six months of 2010 compared to $10.2 million and $20.3 million in the corresponding prior-year periods.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the second quarter of 2010 to the second quarter of 2009 and the first six months of 2010 to the first six months of 2009:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Operating margin	20.4%	23.1%	(270 bps)	20.6%	21.3%	(70 bps)

The decrease in operating margin during the first six months of 2010 is due primarily to expenses of $12.7 million recorded in the second quarter of 2010 related to the TSS portfolio rationalization and employee separation costs, partially offset by an improved gross profit margin.

Interest Expense

Interest expense decreased to $22.3 million and $45.8 million in the second quarter and first six months of 2010 compared to $26.2 million and $54.7 million in the corresponding prior-year periods, due to scheduled and voluntary debt payments made over the last twelve months totaling $225.0 million and lower effective interest rates.  Interest expense for the second quarter and first six months of 2010 includes write-offs of $648,000 and $1.9 million, respectively, as compared to $37,000 and $1.6 million for the same periods of 2009 for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  As a result of the adoption of these changes, we recorded additional non-cash interest expense related to amortization of the discount on our convertible senior notes of $5.3 million and $10.4 million in the second quarter and first six months of 2010, respectively and $4.9 million and $9.7 million in the corresponding prior-year periods.

Foreign Currency Loss

We recognized foreign currency exchange losses of $2.7 million and $5.3 million for the second quarter and first six months of 2010, respectively and $1.9 million and $7.1 million in the corresponding periods of the prior year.  The losses incurred during 2010 and 2009 due to continued volatility in currency exchange rates were partially offset by our foreign currency hedging program.

Net Earnings

For the second quarter of 2010, we reported net earnings of $53.6 million, a decrease of 7.7%, compared to $58.1 million in the prior-year period.  For the first six months of 2010, we reported net earnings of $106.3 million, an increase of 8.7%, compared to $97.8 million in the prior-year period.  Expenses associated with the TSS portfolio rationalization and employee separation costs reduced second quarter 2010 net earnings by $7.8 million.  The effective income tax rate for both the second quarter and first six months of 2010 was 30.0% compared to 32.0% and 31.9%, respectively, for the same periods in the prior year.  The lower effective income tax rate for the second quarter and first six months of 2010 was due primarily to a higher percentage of income earned in lower tax jurisdictions and the favorable resolution of certain tax contingencies during 2010.

Net Earnings per Diluted Share

Net earnings per diluted share for the second quarter and first six month of 2010 were $0.75 and $1.48, respectively, as compared to net earnings per diluted share of $0.82 and $1.39 in the corresponding prior-year periods.  Expenses associated with the TSS portfolio rationalization and employee separation costs reduced second quarter 2010 net earnings per diluted share by $0.11 per diluted share.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the six months ended June 30, 2010 and 2009, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six months ended
	June 30,
	2010	2009

Net cash provided by operating activities	$137,900	$160,646
Net cash used by investing activities	(39,951)	(48,591)
Net cash used by financing activities	(111,134)	(125,243)
Effect of exchange rates changes on cash and cash equivalents	(2,904)	695

Net decrease in cash and cash equivalents	$(16,089)	$(12,493)

As of June 30, 2010, our principal sources of liquidity consisted of $247.1 million of cash and cash equivalents and $289.5 million available under our revolving credit facility, net of $10.5 million in undrawn letters of credit.  During the first six months of 2010, we made scheduled and voluntary senior credit facility net repayments totaling $125.0 million from cash-on-hand.

As of December 31, 2009, our principal sources of liquidity consisted of $263.2 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During 2009, we made scheduled and voluntary senior credit facility net repayments totaling $229.0 million from cash-on-hand.

Working Capital

As of June 30, 2010, we had current assets of $851.2 million, including $393.5 million in net accounts receivable and $157.5 million in net inventory, and current liabilities of $422.5 million resulting in a working capital surplus of $428.7 million.  As of December 31, 2009, we had current assets of $858.3 million, including $425.0 million in net accounts receivable and $121.0 million in net inventory, and current liabilities of $441.0 million resulting in a working capital surplus of $417.3 million.

As of June 30, 2010 and December 31, 2009, we had $393.5 million and $425.0 million, respectively, of receivables outstanding, net of realization reserves of $94.4 million and $105.5 million, respectively.  Net accounts receivable decreased $31.5 million during the first six months of 2010 due primarily to strong cash collections and the strengthening of the U.S. dollar in relation to foreign currencies.  North America receivables, net of realization reserves, were outstanding for an average of 65 days at June 30, 2010, compared to 69 days at December 31, 2009.  EMEA/APAC net receivables were outstanding for an average of 85 days at June 30, 2010, up from 81 days at December 31, 2009 due primarily to weaker collection performance, partially offset by a decrease in the net accounts receivable balance due to the strengthening of the U.S. dollar compared to other currencies.

At June 30, 2010 and December 31, 2009, we had net inventories of $157.5 million and $121.0 million, respectively, an increase of $36.5 million.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products, partially offset by the additional reserve associated with the rationalization of our TSS product portfolio.

Capital Expenditures

During the first six months of 2010 and 2009, we made net capital expenditures of $38.9 million and $35.1 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

In May 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2010 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$289,490	(1)
Term loan facility	May 2013	4.524%	(2)	625,000	-

Total				$625,000	$289,490

(1) At June 30, 2010, amount available under the revolving portion of our credit facility reflected a reduction of $10.5 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2010 was 3.290%.

As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Convertible Senior Notes

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of June 30, 2010 and December 31, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest Rate Protection

At June 30, 2010 and December 31, 2009, we had seventeen interest rate swap agreements in effect pursuant to which we have fixed the rate on an aggregate $560.0 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.917% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of June 30, 2010 and December 31, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $4.0 million and $8.4 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.7 million and $5.7 million lower for the three months and six months ended June 30, 2010, respectively, and $2.3 million and $4.5 million lower in the same periods of the prior year.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of June 30, 2010, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$78,125	$175,781	$234,375	$136,719	$-	$690,000	$1,315,000

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

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010 (“PPACA”) which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010.  Under PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans.  The increased costs to the U.S. government from PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes, including an anticipated $20 billion tax on medical devices beginning in 2013.  Although details concerning this tax will not be known until specific regulations are promulgated over the coming months, PPACA is expected to impose a tax of 2.3% on qualifying products, which would include a number of products manufactured by KCI, beginning in 2013.  PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014.  In addition, PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care.  While we believe many of the provisions of PPACA may potentially have an adverse impact on our business, the legislation provides additional disincentives for medical facilities that have an unacceptable number of hospital acquired conditions and excess readmissions.  KCI’s products are well-positioned to reduce the incidence of hospital acquired conditions and excess readmissions.  Under PPACA, increases in fraud and abuse penalties and the expansion in the scope of the reach of the Federal Civil False Claims Act and government enforcement tools may adversely impact healthcare companies, including KCI.

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

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program.  Currently, the initial round of this program is expected to be effective January 1, 2011.  While NPWT is not included in the initial round of this program, we anticipate NPWT will be subject to the second round of this program, which is expected to be effective in January 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program, which KCI has done effectively for over a decade.  The importance of training and support for caregivers and patients has been validated by the recent FDA initiative focused on the migration of complex medical devices into the home.  KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting, which differentiates us from other manufacturers and suppliers of NPWT products.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  For the fiscal year ended 2009, U.S. Medicare placements of our NPWT products represented approximately 7.8% of our total revenue.

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

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk that could have a negative impact on our business if not managed properly.  We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed-rate basis through June 2011, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

The table below provides information as of June 30, 2010 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of June 30, 2010
	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$665,505	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$78,125	$175,781	$234,375	$136,719	$—	$625,000	$621,875
Weighted average interest rate (2)	4.524%	4.524%	4.524%	4.524%	—	4.524%

Interest rate swap (3)
Variable to fixed-notional amount	$340,500	$219,500	$—	$—	$—	$560,000	$(3,983)
Average pay rate	2.038%	1.730%	—	—	—	1.917%
Average receive rate (4)	0.540%	0.540%	—	—	—	0.540%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rates for future periods were based on the nominal interest rates as of the specified date.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at June 30, 2010.
(4) The average receive rates for future periods are based on the current period average receive rates.  These rates reset quarterly.

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Japan, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  Our foreign operations are measured in their applicable local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

KCI faces transactional currency exposures when its foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  These nonfunctional currency exposures relate primarily to existing intercompany receivables and payables arising from intercompany purchases of manufactured products.  KCI enters into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions and anticipated cash flows denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates.  The periods of the foreign currency exchange contracts correspond to the periods of the exposed transactions and anticipated cash flows but generally do not extend beyond 12 months.

At June 30, 2010, we had outstanding foreign currency exchange contracts to sell or purchase approximately $96.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $56.1 million for the six months ended June 30, 2010.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the six months ended June 30, 2010 would change our net earnings for the period by approximately $5.3 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Patent Litigation

Although it is not possible to reliably predict the outcome of U.S. and foreign patent litigation described below, we believe that our claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States, Europe or Australia, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 50% of total revenue for the six months ended June 30, 2010 and 51% of total revenue for the year ended December 31, 2009 from our domestic Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the six months ended June 30, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Litigation

KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits involving patents licensed exclusively to KCI by Wake Forest.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe U.S. Patent Nos. 5,645,081 and 7,216,651 licensed exclusively to KCI by Wake Forest.  These cases are being heard in the Federal District Court for the Western District of Texas.  In March 2010, the jury hearing the case against Smith & Nephew returned a verdict finding that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  KCI is seeking an injunction in Federal District Court in post-trial proceedings to prevent further infringement by Smith & Nephew.  In June 2010, certain KCI plaintiffs were dismissed from the case, including KCI USA, Inc., leaving Kinetic Concepts, Inc. and Wake Forest as plaintiffs.  KCI has filed motions to reconsider and for leave to file a Supplemental Complaint to add the dismissed plaintiffs back to the suit.  In July 2010, the Court heard arguments on our request for a permanent injunction, in addition to other post-trial motions.  By mutual agreement, the case against Medela’s and Smith & Nephew’s gauze-based devices will be tried at a later time.

Related to the U.S. NPWT litigation, the U.S. Patent and Trademark Office (“USPTO”) has issued certificates of re-examination confirming the validity of three separate patents licensed to KCI by Wake Forest University Health Sciences in re-examination proceedings.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,198,046 (“the ‘046 Patent), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims of U.S. Patent No. 7,216,651 (“the ‘651 Patent”) and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  We expect a ruling in this case in the next several months.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  A trial on KCI’s ‘950 Patent claims was held in June 2010.  A decision is expected in August 2010.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in early to mid-2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.

In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which has been set for October 2010.

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

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

April 1, 2010 to
April 30, 2010	19,064	$ 48.80	N/A	N/A

May 1, 2010 to
May 31, 2010	3,763	$ 40.14	N/A	N/A

June 1, 2010 to
June 30, 2010	34	$ 41.34	N/A	N/A

Total	22,861	$ 47.37	N/A	N/A

(1) During the second quarter of 2010, KCI purchased and retired 22,861 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
†*10.1	Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders.
†**10.2	Second Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc., dated effective April 1, 2009.
†**10.3	Third Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective January 1, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.

† Exhibit filed herewith.
* Exhibit originally filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008. Exhibit filed herewith includes all schedules and exhibits.
** Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: August 5, 2010	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 5, 2010	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
†*10.1	Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders.
†**10.2	Second Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc., dated effective April 1, 2009.
†**10.3	Third Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective January 1, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2010.

† Exhibit filed herewith.
* Exhibit originally filed as Exhibit 10.1 to our Form 8-K filed on May 23, 2008. Exhibit filed herewith includes all schedules and exhibits.
** Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.