Form 10-Q
period 2010-09-30
KINETIC CONCEPTS INC
filed 2010-11-03
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common Stock: 71,957,696 shares as of November 1, 2010

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TRADEMARKS

All trademarks appearing in this report are proprietary to KCI Licensing, Inc., its affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., its affiliates and/or licensors.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$263,297	$263,157
Accounts receivable, net	406,043	425,042
Inventories, net	174,695	121,044
Deferred income taxes	21,671	11,715
Prepaid expenses and other	33,403	37,330

Total current assets	899,109	858,288

Net property, plant and equipment	269,581	296,055
Debt issuance costs, net	25,042	35,191
Deferred income taxes	20,133	17,513
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	457,781	489,213
Other non-current assets	14,717	13,424

	$3,015,244	$3,038,565

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$68,326	$63,301
Accrued expenses and other	202,927	226,823
Current installments of long-term debt	160,083	132,353
Income taxes payable	3,527	18,484

Total current liabilities	434,863	440,961

Long-term debt, net of current installments and discount	976,896	1,173,808
Non-current tax liabilities	34,386	29,074
Deferred income taxes	167,237	212,257
Other non-current liabilities	3,744	4,994

Total liabilities	1,617,126	1,861,094

Shareholders' equity:
Common stock; authorized 225,000 at 2010 and 2009, issued and outstanding 71,843 at 2010 and 71,256 at 2009	72	71
Preferred stock; authorized 50,000 at 2010 and 2009; issued and outstanding 0 at 2010 and 2009	-	-
Additional paid-in capital	841,471	804,111
Retained earnings	539,441	357,350
Accumulated other comprehensive income, net	17,134	15,939

Shareholders' equity	1,398,118	1,177,471

	$3,015,244	$3,038,565

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Rental	$288,970	$298,577	$852,045	$872,955
Sales	217,738	205,820	638,240	592,872

Total revenue	506,708	504,397	1,490,285	1,465,827

Rental expenses	155,765	163,020	464,606	485,463
Cost of sales	61,551	59,940	184,782	177,745

Gross profit	289,392	281,437	840,897	802,619

Selling, general and administrative expenses	139,512	132,373	422,103	384,846
Research and development expenses	20,873	24,669	67,375	68,071
Acquired intangible asset amortization	8,855	10,160	28,570	30,476

Operating earnings	120,152	114,235	322,849	319,226

Interest income and other	265	158	544	646
Interest expense	(21,534)	(25,728)	(67,360)	(80,449)
Foreign currency gain (loss)	2,148	3,183	(3,119)	(3,896)

Earnings before income taxes	101,031	91,848	252,914	235,527

Income taxes	25,258	27,279	70,823	73,156

Net earnings	$75,773	$64,569	$182,091	$162,371

Net earnings per share:

Basic	$1.07	$0.92	$2.57	$2.32

Diluted	$1.06	$0.91	$2.54	$2.31

Weighted average shares outstanding:

Basic	70,994	70,150	70,784	70,035

Diluted	71,695	70,666	71,647	70,425

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$182,091	$162,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	15,818	14,645
Depreciation and other amortization	119,188	113,869
Provision for bad debt	7,024	7,602
Write-off of deferred debt issuance costs	2,301	2,348
Share-based compensation expense	24,173	22,977
Excess tax benefit from share-based payment arrangements	(1,426)	(515)
Change in assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, net	14,829	(14,419)
Increase in inventories, net	(53,353)	(2,725)
Decrease (increase) in prepaid expenses and other	3,927	(1,505)
Increase in accounts payable	5,212	18,484
Decrease in accrued expenses and other	(18,117)	(46,415)
Increase (decrease) in tax liabilities, net	(9,227)	978
Decrease in deferred income taxes, net	(59,325)	(5,212)
Net cash provided by operating activities	233,115	272,483

Cash flows from investing activities:
Additions to property, plant and equipment	(63,255)	(66,019)
Decrease in inventory to be converted into equipment for short-term rental	9,771	1,969
Dispositions of property, plant and equipment	1,557	4,298
Business acquired in purchase transaction, net of cash acquired	-	(173)
Increase in identifiable intangible assets and other non-current assets	(9,632)	(18,206)
Net cash used by investing activities	(61,559)	(78,131)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	20,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(185,059)	(198,990)
Excess tax benefit from share-based payment arrangements	1,426	515
Proceeds from exercise of stock options	10,383	784
Purchase of immature shares for minimum tax withholdings	(1,134)	(242)
Proceeds from the purchase of stock in ESPP and other	3,452	3,336
Net cash used by financing activities	(170,932)	(174,597)

Effect of exchange rate changes on cash and cash equivalents	(484)	2,532

Net increase in cash and cash equivalents	140	22,287
Cash and cash equivalents, beginning of period	263,157	247,767

Cash and cash equivalents, end of period	$263,297	$270,054

Cash paid during the nine months for:
Interest, including cash paid under interest rate swap agreements	$35,894	$48,577
Income taxes, net of refunds	$139,728	$68,168

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The unaudited condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in KCI's latest Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

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

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the third quarter and the first nine months of 2010 was 25.0% and 28.0%, respectively, compared to 29.7% and 31.1%, respectively, for the corresponding periods in 2009.  The decrease in the effective income tax rate for the third quarter and first nine months of 2010 resulted from a higher percentage of taxable income being generated in lower tax foreign jurisdictions and the favorable resolution of certain tax contingencies during 2010.

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

We also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  We enter into foreign currency exchange contracts to manage these economic risks.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  Gains and losses resulting from the foreign currency fluctuations impact on transactional exposures are included in foreign currency gain (loss) in our condensed consolidated statements of earnings.

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

(d)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 3.  As of September 30, 2010, Bank of America and JP Morgan Chase collectively held equity hedges related to our convertible note hedge, as described in Note 3, in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $38.8 million and $9.2 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $6.1 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(e)     Collaborative Arrangements

In September 2010, LifeCell™ Corporation, a subsidiary of KCI, entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of  Novadaq's SPY® Imaging System in North American surgical markets.  LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution.  Novadaq will continue to be responsible for manufacturing, field service and research and development.  We recognize revenue for transactions under this agreement in accordance with the “Collaborative Arrangements” topic of the Codification.  Transactions under this agreement were insignificant for the three month and nine month periods ended September 30, 2010.

(f)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Gross trade accounts receivable:
North America:
AHS and TSS	$332,039	$370,563
Regenerative Medicine	36,547	34,773

Subtotal North America	368,586	405,336

EMEA/APAC	113,793	114,146

Total trade accounts receivable	482,379	519,482

Less: Allowance for revenue adjustments	(81,693)	(96,640)

Gross trade accounts receivable	400,686	422,842

Less: Allowance for bad debt	(8,475)	(8,851)

Net trade accounts receivable	392,211	413,991

Other receivables	13,832	11,051

	$406,043	$425,042

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Finished goods and tissue available for distribution	$99,944	$71,620
Goods and tissue in-process	8,728	13,418
Raw materials, supplies, parts and unprocessed tissue	91,097	65,910

	199,769	150,948

Less: Amounts expected to be converted into equipment for short-term rental	(8,768)	(18,538)
Reserve for excess and obsolete inventory	(16,306)	(11,366)

	$174,695	$121,044

Inventories increased $53.7 million as of September 30, 2010 compared to our inventory balance as of December 31, 2009.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm® and Strattice™ tissue matrix products and increases in our AHS raw materials necessary to support our launch of the new V.A.C.Via™ and Prevena™ systems.

Our reserve for excess and obsolete inventory increased by $4.9 million.  This increase was primarily related to a portfolio rationalization within our TSS business, reduced by disposals made during the period.  Total expense associated with this effort was $7.4 million, or $0.06 per diluted share, and was recorded within selling, general and administrative expenses in the second quarter of 2010 in our condensed consolidated statements of earnings.

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009

Senior Credit Facility – due 2013	$565,000	$750,000
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(118,021)	(133,839)

	1,136,979	1,306,161
Less: Current installments	(160,083)	(132,353)

	$976,896	$1,173,808

The fair value of our senior credit facility and the convertible senior notes was $566.4 million and $692.1 million, respectively, at September 30, 2010 and $729.4 million and $676.5 million, respectively, at December 31, 2009. The fair value of our senior credit facility and convertible senior notes is estimated based upon open-market trades at or near quarter or year end.

Senior Credit Facility

In May 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  At September 30, 2010 and December 31, 2009, we had no revolving loans outstanding and had outstanding letters of credit in the aggregate amount of $11.6 million and $11.4 million, respectively.  The resulting availability under the revolving credit facility was $288.4 million and $288.6 million at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

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

Interest Rate Protection

At September 30, 2010 and December 31, 2009, we had 18 and 17 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $513.0 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.721% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The Eurocurrency Rate Loan Spread varies in reference to our consolidated leverage ratio of debt to EBITDA and ranges from 1.75% to 3.50%.

In July 2010, we entered into six additional interest rate swap agreements, which become effective in December 2010, to convert $175.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.758%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement. In December 2010, as these agreements become effective, other interest rate swap agreements totaling $204.5 million are scheduled to expire.

In October 2010, we entered into three additional interest rate swap agreements, which become effective in March 2011, to convert $100.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.549%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  In March 2011, as these agreements become effective, other interest rate swap agreements totaling $140.5 million are scheduled to expire.

We are required under the senior credit facility to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the interest rate swap agreements in effect as of September 30, 2010 and December 31, 2009, approximately 95.9% and 93.9%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At September 30, 2010 and December 31, 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $3.5 million and $8.4 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of September 30, 2010 and December 31, 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the three month or nine month periods ended September 30, 2010 and 2009.  As of September 30, 2010 and December 31, 2009, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was $3.5 million and $8.0 million, respectively.

Foreign Currency Exchange Risk Mitigation

At September 30, 2010 and December 31, 2009, we had foreign currency exchange contracts to sell or purchase $99.9 million of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

Fair Value Measurements

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	September 30,	December 31,	Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives
designated as
hedging
instruments

Interest rate swap agreements	Prepaid expenses and other	$-	$-	Accrued expenses and other	$3,456	$8,436

Derivatives not
designated as
hedging
instruments

Foreign currency exchange contracts	Prepaid expenses and other	540	995	Accrued expenses and other	4,583	1,905

Total derivatives		$540	$995		$8,039	$10,341

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Three months ended September 30,
	Effective portion
			Location of loss	Amount of loss
Derivatives	Amount of loss		reclassified	reclassified
designated as cash flow	recognized		from accumulated	from accumulated
hedging instruments	in OCI on derivative		OCI into income	OCI into income
	2010	2009		2010	2009

Interest rate swap agreements	$(926)	$(1,588)	Interest expense	$(1,281)	$(2,044)

	Nine months ended September 30,
	Effective portion
			Location of loss	Amount of loss
Derivatives	Amount of loss		reclassified	reclassified
designated as cash flow	recognized		from accumulated	from accumulated
hedging instruments	in OCI on derivative		OCI into income	OCI into income
	2010	2009		2010	2009

Interest rate swap agreements	$(1,719)	$(3,081)	Interest expense	$(4,968)	$(4,965)

The location and net amounts reported in the Statements of Earnings for derivatives not designated as hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

Derivatives not	Location of gain
designated as	(loss) recognized in	Amount of gain (loss)
hedging instruments	income on derivative	recognized in income on derivative
		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Foreign currency exchange contracts	Foreign currency gain (loss)	$(7,741)	$(4,938)	$1,071	$(10,662)

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on September 30, 2010, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$75,773	$64,569	$182,091	$162,371

Weighted average shares outstanding:
Basic	70,994	70,150	70,784	70,035
Dilutive potential common shares from stock options and restricted stock (1)	701	516	863	390

Diluted	71,695	70,666	71,647	70,425

Basic net earnings per share	$1.07	$0.92	$2.57	$2.32

Diluted net earnings per share	$1.06	$0.91	$2.54	$2.31

(1) Potentially dilutive stock options and restricted stock totaling 3,931 shares and 5,254 shares for the three months ended September 30, 2010 and 2009, respectively, and 4,156 shares and 5,803 shares for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the unaudited condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental expenses	$1,486	$1,547	$3,803	$3,649
Cost of sales	292	192	736	673
Selling, general and administrative expenses	6,961	7,284	19,634	18,655

Pre-tax share-based compensation expense	8,739	9,023	24,173	22,977
Less: Income tax benefit	(2,919)	(3,008)	(8,288)	(7,641)

Total share-based compensation expense, net of tax	$5,820	$6,015	$15,885	$15,336

A summary of our stock option activity, and related information, for the nine months ended September 30, 2010 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2010	5,398	$38.45
Granted	1,166	$40.67
Exercised	(368)	$28.21
Forfeited/Expired	(604)	$42.33

Options outstanding – September 30, 2010	5,592	$39.16	7.22	$17,945

Exercisable as of September 30, 2010	2,466	$43.00	6.15	$4,289

The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2010	992	$37.96
Granted	436	$40.91
Vested and distributed	(94)	$46.36
Forfeited	(181)	$40.74

Unvested shares – September 30, 2010	1,153	$37.99

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net earnings	$75,773	$64,569	$182,091	$162,371
Foreign currency translation adjustment, net of taxes	4,480	(679)	(2,054)	(177)
Net derivative loss, net of taxes	(926)	(1,588)	(1,719)	(3,081)
Amount of loss reclassified from accumulated OCI into income, net of taxes	1,281	2,044	4,968	4,965

Total comprehensive income	$80,608	$64,346	$183,286	$164,078

NOTE 8.     Commitments and Contingencies

Patent Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and before the U.S. Patent and Trademark Office (“USPTO”).   Although it is not possible to reliably predict the outcome of these proceedings, we believe that our claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States, Europe or Australia, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 51% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from our U.S. Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Re-Examinations and Litigation

Multiple parties have challenged the patents that KCI exclusively licenses from Wake Forest University in the USPTO.  Related to these proceedings, the USPTO has issued certificates of re-examination confirming the validity of three of these patents.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,198,046 (“the ‘046 Patent), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims of U.S. Patent No. 7,216,651 (“the ‘651 Patent”) and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

Additionally, KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe the ‘081 Patent and the ‘046 Patent, which are licensed exclusively to KCI by Wake Forest.  These cases are before the Federal District Court for the Western District of Texas.  In March 2010, the jury hearing the case against Smith & Nephew returned a verdict finding that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  In October 2010, the Court entered an order invalidating the patent claims involved in the lawsuit, effectively overturning the jury verdict.  This decision is appealable to the United States Court of Appeals for the Federal Circuit.  KCI is currently evaluating its legal options, including appeal.  The case against Medela’s gauze-based devices remains pending, but could be impacted by the decision in the Smith & Nephew case.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI appealed the dismissal of the suit to the Federal Circuit Court of Appeals.  In April 2010, the Federal Circuit affirmed the dismissal, subsequent to which ITI sought permission for review by the U.S. Supreme Court.  The U.S. Supreme Court declined to hear ITI’s appeal.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  This case could be impacted by the decision in the Smith & Nephew matter, particularly if KCI is not successful on a potential appeal.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, neither the patent infringement case nor the state court case against ITI is set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case is not currently set for trial.  This case could be impacted by the decision in the Smith & Nephew matter, particularly if KCI is not successful on a potential appeal.

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

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  KCI is appealing this decision.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe the ‘950 Patent.  Smith & Nephew is appealing this decision.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in January 2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.

In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell was named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fell within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell has resolved all of those lawsuits, which have been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell was served with ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

In September 2010, LifeCell and KCI were served with two separate lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using our AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

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

As of September 30, 2010, our commitments for the purchase of new product inventory were $31.4 million, including approximately $5.1 million of disposable products from our main disposable supplier, $11.9 million for inventory related to our Regenerative Medicine business, including $8.0 million for inventory commitments under our Novadaq sales and marketing agreement, $2.9 million from our provider of low height medical-surgical beds and $3.2 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

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

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
AHS
North America	$275,494	$270,848	$792,007	$791,837
EMEA/APAC	82,898	89,732	247,064	247,490

Subtotal – AHS	358,392	360,580	1,039,071	1,039,327

Regenerative Medicine
North America	83,213	71,248	243,375	208,132
EMEA/APAC	1,722	519	4,318	913

Subtotal – Regenerative Medicine	84,935	71,767	247,693	209,045

TSS
North America	41,788	46,542	134,751	141,817
EMEA/APAC	21,593	25,508	68,770	75,638

Subtotal – TSS	63,381	72,050	203,521	217,455

Total revenue	$506,708	$504,397	$1,490,285	$1,465,827

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010		2009
Operating earnings:
AHS	$122,827	$113,408	$340,108		$318,283
Regenerative Medicine	24,561	20,817	66,432		62,666
TSS	2,506	7,158	5,474	(1)	20,250

Non-allocated costs:
General headquarter expenses (2)	(12,194)	(7,428)	(35,555)		(26,903)
Share-based compensation	(8,739)	(9,023)	(24,173)		(22,977)
Acquisition-related expenses (3)	(8,809)	(10,697)	(29,437)		(32,093)

Total non-allocated costs	(29,742)	(27,148)	(89,165)		(81,973)

Total operating earnings	$120,152	$114,235	$322,849		$319,226

(1) Includes $7.4 million of expenses associated with the TSS product portfolio rationalization recorded in the second quarter of 2010.
(2) The increase from 2009 to 2010 is primarily due to costs associated with our Global Business Transformation project, including severance and other expenses.
(3) Includes amortization of acquired intangible assets and cost to retain key employees related to our purchase of LifeCell in May 2008.

NOTE 10.     Subsequent Events

In October 2010, we entered into three additional interest rate swap agreements, which become effective in March 2011, to convert $100.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.549%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  In March 2011, as these agreements become effective, other interest rate swap agreements totaling $140.5 million are scheduled to expire.

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

•
Our Active Healing Solutions business (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories:  Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine.  NPWT, through our V.A.C. Therapy portfolio, currently represents the primary source of revenue for the AHS business.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we provide products and services to patients in the home and generally bill third-party payers directly.  We continue to develop and commercialize new products and therapies to broaden and diversify our NPTP revenue streams.  During July 2010, our newest NPWT product, V.A.C.Via, was placed on our first patient in the U.S.  In addition, during July 2010, the Company launched our Prevena Incision Management System in the U.S.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.

•
Our Regenerative Medicine business is comprised primarily of the operations of LifeCell, a wholly-owned subsidiary.  LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm Regenerative Tissue Matrix and porcine-based Strattice Tissue Matrix in various configurations designed to meet the needs of patients and caregivers.  The majority of our Regenerative Medicine revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other regenerative medicine products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

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

We are principally engaged in the rental and sale of our products throughout the United States and in 21 countries internationally.  We currently have approximately 6,800 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

A significant majority of our revenue is generated by our AHS business unit, which accounted for approximately 69.7% of total revenue for the nine months ended September 30, 2010, compared to 70.9% for the same period in 2009.  The sale of our Regenerative Medicine products accounted for 16.6% and 14.3% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively.  Our TSS business accounted for approximately 13.7% and 14.8% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively.  Operations for our North America geographic region accounted for 78.5% revenue for the first nine months of 2010, while our EMEA/APAC operations represented 21.5% of total revenue.

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

RECENT DEVELOPMENTS

In the U.S., we have received FDA clearance and have launched Prevena commercially.  This follows the previous launch of Prevena in Europe and Canada in the first quarter of 2010.  This product is the first powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, our next-generation NPWT product, V.A.C.Via, received FDA clearance in the first quarter of 2010 and is being placed on patients.

In September 2010, we entered into an exclusive sales and marketing agreement with Novadaq Technologies, Inc. for the distribution of Novadaq's SPY® Imaging System in North American surgical markets. The SPY Imaging System will be marketed for use in surgical procedures, including breast reconstruction, head and neck, and colorectal surgical specialties.  LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution. Novadaq will continue to be responsible for manufacturing, field service and research and development.  The SPY System aids surgeons in assessing poor or inadequate tissue perfusion at the surgical site, which is critical to the success of tissue revascularization and survival. The technology can be used to assess the quality of perfusion in both autologous and biologic tissue reconstructive procedures.

In October 2010, the U.S. Federal District Court for the Western District of Texas entered an order invalidating the patent claims involved in the lawsuit against Smith & Nephew.  This decision is appealable to the United States Court of Appeals for the Federal Circuit.  KCI is currently evaluating its legal options, including appeal, see Part II—Other Information: Item 1: “Legal Proceedings.”

In October 2010, we launched a new TSS therapy, the SkinIQ™ Microclimate Manager (“Skin IQ”).  SkinIQ is a new therapeutic surface approach for the prevention and management of pressure ulcers.  It is an innovative and proprietary microclimate coverlet that controls moisture and temperature while also providing low shear and friction properties.  Using Skin IQ in combination with our AtmosAir™ product family provides an alternative to the current standard of care, Low-Air-Loss therapy, and continues TSS’s market innovation in the prevention and management of pressure ulcers.

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

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2010	2009	Change	2010	2009	Change
AHS revenue:
North America	$275,494	$270,848	1.7%	$792,007	$791,837	-
EMEA/APAC	82,898	89,732	(7.6)	247,064	247,490	(0.2)%

Total – AHS	358,392	360,580	(0.6)	1,039,071	1,039,327	-

Regenerative Medicine revenue:
North America	83,213	71,248	16.8	243,375	208,132	16.9
EMEA/APAC	1,722	519	231.8	4,318	913	372.9

Total – Regenerative Medicine	84,935	71,767	18.3	247,693	209,045	18.5

TSS revenue:
North America	41,788	46,542	(10.2)	134,751	141,817	(5.0)
EMEA/APAC	21,593	25,508	(15.3)	68,770	75,638	(9.1)

Total – TSS	63,381	72,050	(12.0)	203,521	217,455	(6.4)

Total revenue	$506,708	$504,397	0.5%	$1,490,285	$1,465,827	1.7%

For additional discussion on segment and geographic information, see Note 9 to our accompanying condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$232,314	$234,662	(1.0)%	$680,377	$692,102	(1.7)%
Sales	168,181	153,976	9.2	489,756	449,684	8.9

Total – North America	400,495	388,638	3.1	1,170,133	1,141,786	2.5

EMEA/APAC revenue:
Rental	56,656	63,915	(11.4)	171,668	180,853	(5.1)
Sales	49,557	51,844	(4.4)	148,484	143,188	3.7

Total – EMEA/APAC	106,213	115,759	(8.2)	320,152	324,041	(1.2)

Total rental revenue	288,970	298,577	(3.2)	852,045	872,955	(2.4)
Total sales revenue	217,738	205,820	5.8	638,240	592,872	7.7

Total revenue	$506,708	$504,397	0.5%	$1,490,285	$1,465,827	1.7%

The change in total revenue compared to the prior-year periods was due to increased Regenerative Medicine sales, partially offset by decreased TSS rental revenue.  Foreign currency exchange rate movements reduced total revenue for the third quarter of 2010 by 1.2%, while having a nominal impact on total revenue for the first nine months of 2010 compared to the corresponding periods of the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Total revenue:
AHS revenue	70.7%	71.5%	(80 bps)	69.7%	70.9%	(120 bps)
Regenerative Medicine revenue	16.8	14.2	260 bps	16.6	14.3	230 bps
TSS revenue	12.5	14.3	(180 bps)	13.7	14.8	(110 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

North America revenue	79.0%	77.1%	190 bps	78.5%	77.9%	60 bps
EMEA/APAC revenue	21.0	22.9	(190 bps)	21.5	22.1	(60 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	57.0%	59.2%	(220 bps)	57.2%	59.6%	(240 bps)
Sales revenue	43.0	40.8	220 bps	42.8	40.4	240 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$196,775	$193,337	1.8%	$564,844	$566,274	(0.3)%
Sales	78,719	77,511	1.6	227,163	225,563	0.7

Total North America revenue	275,494	270,848	1.7	792,007	791,837	-

EMEA/APAC revenue:
Rental	39,072	43,214	(9.6)	116,209	120,472	(3.5)
Sales	43,826	46,518	(5.8)	130,855	127,018	3.0

Total EMEA/APAC revenue	82,898	89,732	(7.6)	247,064	247,490	(0.2)

Total rental revenue	235,847	236,551	(0.3)	681,053	686,746	(0.8)
Total sales revenue	122,545	124,029	(1.2)	358,018	352,581	1.5

Total AHS revenue	$358,392	$360,580	(0.6)%	$1,039,071	$1,039,327	-%

Worldwide revenue from AHS products decreased slightly from the third quarter of 2009 due primarily to unfavorable foreign currency exchange rate movements and lower realized pricing, partially offset by higher global rental and sales volumes. North American AHS revenue for the third quarter of 2010 increased 1.7% from the prior-year quarter resulting from improved unit volumes.  Third quarter 2010 AHS revenue from the United States increased 1.3% from the same period one year ago.  North American AHS revenue for the first nine months of 2010 was comparable to the same period of the prior year.  Foreign currency exchange rate movements had a negligible impact on North American AHS revenue for the third quarter and first nine months of 2010 as compared to the prior-year periods.

Foreign currency exchange rate movements negatively impacted EMEA/APAC AHS revenue by 5.7% and 0.5% in the third quarter and first nine months of 2010, respectively, compared to the prior-year periods.  EMEA/APAC AHS revenue, excluding the impact of foreign currency exchange rate movements, decreased from the prior-year quarter due largely to continued pricing pressures stemming from increased levels of competitive activity and increased European Union healthcare spending austerity measures, partially offset by increased rental and sales volumes in the region due primarily to the successful launch of V.A.C. Therapy in Japan.

Regenerative Medicine Revenue

The following table sets forth, for the periods indicated, Regenerative Medicine revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2010	2009	Change	2010	2009	Change

North America	$83,213	$71,248	16.8%	$243,375	$208,132	16.9%
EMEA/APAC	1,722	519	231.8	4,318	913	372.9

Total revenue	$84,935	$71,767	18.3%	$247,693	$209,045	18.5%

Regenerative Medicine revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 94.3% and 93.5% of total Regenerative Medicine revenue for the third quarter and first nine months of 2010, respectively.  Revenue from Strattice, our porcine-based tissue matrix product, accounted for 42.2% and 39.6% of total Regenerative Medicine revenue for the third quarter and first nine months of 2010, respectively, compared to 33.3% and 29.7%, respectively, in the prior-year periods.  The growth in Regenerative Medicine revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration and geographic expansion.  The EMEA region contributed 2% of the Regenerative Medicine overall revenue growth for both the third quarter and first nine months of 2010 as we continued to penetrate the European markets.  We have now introduced our Regenerative Medicine products into eleven European countries.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2010	2009	Change	2010	2009	Change
North America revenue:
Rental	$35,539	$41,325	(14.0)%	$115,533	$125,828	(8.2)%
Sales	6,249	5,217	19.8	19,218	15,989	20.2

Total North America revenue	41,788	46,542	(10.2)	134,751	141,817	(5.0)

EMEA/APAC revenue:
Rental	17,584	20,701	(15.1)	55,459	60,381	(8.2)
Sales	4,009	4,807	(16.6)	13,311	15,257	(12.8)

Total EMEA/APAC revenue	21,593	25,508	(15.3)	68,770	75,638	(9.1)

Total rental revenue	53,123	62,026	(14.4)	170,992	186,209	(8.2)
Total sales revenue	10,258	10,024	2.3	32,529	31,246	4.1

Total TSS revenue	$63,381	$72,050	(12.0)%	$203,521	$217,455	(6.4)%

Worldwide TSS revenue decreased from the prior-year period due primarily to lower rental volumes globally, resulting from continued economic weakness and its impact on acute care facilities, a lower incidence of influenza and unfavorable changes in product mix, partially offset by slightly higher levels of capital sales.  Foreign currency exchange rate movements unfavorably impacted worldwide TSS revenue by 2.3% for the third quarter of 2010 while having no significant impact on the first nine months of 2010 compared to the corresponding prior-year periods.

North America TSS revenue decreased from the prior-year periods due primarily to fewer hospital therapy days and reduced hospital spending on higher cost therapies, partially offset by increased levels of wound care capital sales.  Foreign currency exchange rate movements favorably impacted North America TSS revenue by 0.8% and 1.9% for the third quarter and the first nine months of 2010, respectively, compared to the prior-year periods.  EMEA/APAC TSS revenue decreased from the prior-year periods due primarily to foreign currency exchange rate movements and the impact of prior-year contract losses, as well as utilization changes in select countries and accounts.  Foreign currency exchange rate movements negatively impacted EMEA/APAC TSS revenue by 7.9% and 2.4% for the third quarter of 2010 and first nine months of 2010 compared to prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Rental expenses	$155,765	$163,020	(4.5)%		$464,606	$485,463	(4.3)%
As a percent of total AHS and TSS revenue	36.9%	37.7%	(80	bps)	37.4%	38.6%	(120	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the third quarter and first nine months of 2010 decreased from prior-year periods due primarily to increased field service productivity and lower product royalty expense.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Cost of Sales	$61,551	$59,940	2.7%		$184,782	$177,745	4.0%
Sales margin	71.7%	70.9%	80	bps	71.0%	70.0%	100	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year periods was due primarily to lower product royalty costs and higher sales margins associated with our Regenerative Medicine business unit.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Gross profit margin	57.1%	55.8%	130 bps	56.4%	54.8%	160 bps

The gross profit margin increase was due primarily to lower product royalty expenses, increased productivity of our service operations and favorable product mix, specifically higher gross margins associated with the Regenerative Medicine business unit.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Selling, general and administrative expenses	$139,512	$132,373	5.4%		$422,103	$384,846	9.7%
As a percent of total revenue	27.5%	26.2%	130	bps	28.3%	26.3%	200	bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental compensation costs.  SG&A expense increases in the third quarter of 2010 included continued investment associated with our entry in Japan, increased selling costs associated with the growth of our Regenerative Medicine business and employee separation costs.  Additionally, SG&A expenses for the nine months ended September 30, 2010 included $12.7 million in expenses related to our TSS portfolio rationalization and employee separation costs related primarily to our Global Business Transformation project.  For the nine months ended September 30, 2009, SG&A expense included approximately $9.4 million related to employee separation costs associated with the Company’s workforce restructuring and other pre-tax charges.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change		2010	2009	Change
Research and development expenses	$20,873	$24,669	(15.4)%		$67,375	$68,071	(1.0)%
As a percent of total revenue	4.1%	4.9%	(80	bps)	4.5%	4.6%	(10	bps)

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.  R&D expenses during the third quarter and first nine months of 2010 decreased from prior-year periods due primarily to the timing of certain programs.  During the first quarter of 2010, the Company launched its Prevena Incision Management System in Europe and Canada.  In the U.S., we received FDA clearance in June 2010 and have launched Prevena commercially.  Prevena is the first and only powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, the Company has received 510(k) clearance from the FDA for its next generation V.A.C. Therapy device, V.A.C.Via, a revolutionary single-patient use device utilizing new and patented technology.  The V.A.C.Via is being placed on patients and we anticipate a full commercial launch during the fourth quarter of 2010.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the third quarter of 2008.  Amortization expense associated with these acquired intangible assets was $8.9 million and $28.6 million in the third quarter and first nine months of 2010 compared to $10.2 million and $30.5 million in the corresponding prior-year periods.

Operating Margin

The following table presents the operating margin, (calculated as operating earnings divided by total revenue for the periods indicated), comparing the third quarter of 2010 to the third quarter of 2009 and the first nine months of 2010 to the first nine months of 2009:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Operating margin	23.7%	22.6%	110 bps	21.7%	21.8%	(10 bps)

The increase in operating margin during the third quarter of 2010 is due primarily to an improved gross profit margin, partially offset by employee separation costs recorded in the quarter.  The decrease in operating margin during the first nine months of 2010 is due primarily to expenses of $12.7 million recorded in the second quarter of 2010 related to the TSS portfolio rationalization and employee separation costs, partially offset by an improved gross profit margin. For the nine months ended September 30, 2009, operating margin was impacted by approximately $9.4 million related to employee separation costs associated with the Company’s workforce restructuring and other pre-tax charges.

Interest Expense

Interest expense decreased to $21.5 million and $67.4 million in the third quarter and first nine months of 2010 compared to $25.7 million and $80.4 million in the corresponding prior-year periods, due to scheduled and voluntary debt payments made over the last twelve months totaling $235.0 million and lower effective interest rates.  Interest expense for the third quarter and first nine months of 2010 includes write-offs of $374,000 and $2.3 million, respectively, as compared to $720,000 and $2.3 million for the same periods of 2009 for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  As a result of the adoption of these changes, we recorded additional non-cash interest expense related to amortization of the discount on our convertible senior notes of $5.4 million and $15.8 million in the third quarter and first nine months of 2010, respectively and $5.6 million and $16.8 million in the corresponding prior-year periods.

Foreign Currency Gain (Loss)

We recognized foreign currency exchange gains of $2.1 million and $3.2 million for the third quarter of 2010 and 2009, respectively.  In the first nine months of 2010 and 2009, we recognized foreign currency exchange losses of $3.1 million and $3.9 million, respectively, due to continued volatility in currency exchange rates which were partially offset by our foreign currency hedging program.

Income Taxes

The effective income tax rate for the third quarter and first nine months of 2010 was 25.0% and 28.0%, respectively, compared to 29.7% and 31.1%, respectively, for the same periods in the prior year.  The decrease in the effective income tax rate for the third quarter and first nine months of 2010 resulted from a higher percentage of taxable income being generated in lower tax foreign jurisdictions and the favorable resolution of certain tax contingencies during 2010.  The resolution of these tax contingencies favorably impacted net earnings by $2.9 million, or $0.04 per diluted share, in the third quarter of 2010.

Net Earnings

For the third quarter of 2010, we reported net earnings of $75.8 million, an increase of 17.4%, compared to $64.6 million in the prior-year period.  For the first nine months of 2010, we reported net earnings of $182.1 million, an increase of 12.1%, compared to $162.4 million in the prior-year period.

Net Earnings per Diluted Share

Net earnings per diluted share for the third quarter and first nine months of 2010 were $1.06 and $2.54, respectively, as compared to net earnings per diluted share of $0.91 and $2.31 in the corresponding prior-year periods.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the nine months ended September 30, 2010 and 2009, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine months ended
	September 30,
	2010	2009

Net cash provided by operating activities	$233,115	$272,483
Net cash used by investing activities	(61,559)	(78,131)
Net cash used by financing activities	(170,932)	(174,597)
Effect of exchange rate changes on cash and cash equivalents	(484)	2,532

Net increase in cash and cash equivalents	$140	$22,287

As of September 30, 2010, our principal sources of liquidity consisted of $263.3 million of cash and cash equivalents and $288.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During the first nine months of 2010, we made scheduled and voluntary senior credit facility net repayments totaling $185.0 million from cash-on-hand.

As of December 31, 2009, our principal sources of liquidity consisted of $263.2 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During 2009, we made scheduled and voluntary senior credit facility net repayments totaling $229.0 million from cash-on-hand.

Working Capital

As of September 30, 2010, we had current assets of $899.1 million, including $406.0 million in net accounts receivable and $174.7 million in net inventory, and current liabilities of $434.9 million resulting in a working capital surplus of $464.2 million.  As of December 31, 2009, we had current assets of $858.3 million, including $425.0 million in net accounts receivable and $121.0 million in net inventory, and current liabilities of $441.0 million resulting in a working capital surplus of $417.3 million.

As of September 30, 2010 and December 31, 2009, we had $406.0 million and $425.0 million, respectively, of receivables outstanding, net of realization reserves of $90.2 million and $105.5 million, respectively.  Net accounts receivable decreased $19.0 million during the first nine months of 2010 due primarily to strong cash collections and the strengthening of the U.S. dollar in relation to foreign currencies.  North America receivables, net of realization reserves, were outstanding for an average of 64 days at September 30, 2010, compared to 69 days at December 31, 2009.  EMEA/APAC net receivables were outstanding for an average of 94 days at September 30, 2010, up from 81 days at December 31, 2009 due primarily to weaker collection performance, partially offset by a decrease in the net accounts receivable balance due to the strengthening of the U.S. dollar compared to other currencies.

At September 30, 2010 and December 31, 2009, we had net inventories of $174.7 million and $121.0 million, respectively, an increase of $53.7 million.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products and increases in our AHS raw materials necessary to support the production and launch of our new AHS products, partially offset by the additional reserve associated with the rationalization of our TSS product portfolio recorded in the second quarter of 2010.

Capital Expenditures

During the first nine months of 2010 and 2009, we made net capital expenditures of $53.5 million and $64.1 million, respectively, due primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

In May 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of September 30, 2010 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	May 2013	-		$-	$288,365	(1)
Term loan facility	May 2013	4.339%	(2)	565,000	-

Total				$565,000	$288,365

(1) At September 30, 2010, amount available under the revolving portion of our credit facility reflected a reduction of $11.6 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements. Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2010 was 3.040%.

As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Convertible Senior Notes

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of September 30, 2010 and December 31, 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the Notes to the Consolidated Financial Statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Interest Rate Protection

At September 30, 2010 and December 31, 2009, we had eighteen and seventeen interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $513.0 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.721% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of September 30, 2010 and December 31, 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $3.5 million and $8.4 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $2.0 million and $7.6 million lower for the three months and nine months ended September 30, 2010, respectively, and $3.1 million and $7.6 million lower in the same periods of the prior year.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of September 30, 2010, for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$37,667	$169,500	$226,000	$131,833	$-	$690,000	$1,255,000

OTHER MATTERS

We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries.  Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit which may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010 (“PPACA”) which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010.  Under PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans.  The increased costs to the U.S. government from PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes, including an anticipated $20 billion tax on medical devices beginning in 2013.  Although details concerning this tax will not be known until specific regulations are promulgated over the coming months, PPACA is expected to impose a tax of 2.3% on qualifying products, which would include a number of products manufactured by KCI, beginning in 2013.  PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014.  In addition, PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care.  While we believe many of the provisions of PPACA may potentially have an adverse impact on our business, the legislation provides additional disincentives for medical facilities that have an unacceptable number of hospital acquired conditions and excess readmissions.  KCI’s products are well-positioned to reduce the incidence of hospital acquired conditions and excess readmissions.  PPACA increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act and government enforcement tools.

In addition to PPACA discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us.  We are continuing to evaluate the impact that PPACA is expected to have on our business.  The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our products, reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations; possibly materially.

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program.  Currently, the initial round of this program is expected to be effective January 1, 2011.  While NPWT is not included in the initial round of this program, we anticipate NPWT will be subject to the second round of this program, which is expected to be effective in January 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program, which KCI has done effectively for over a decade.  Additionally, we believe selection of NPWT suppliers under the competitive bidding program should be based on each supplier’s ability to deliver NPWT systems cleared by the FDA for safe use in the home.  The importance of training and support for caregivers and patients has been validated by the recent FDA initiative focused on the migration of complex medical devices into the home. KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting, which differentiates us from other manufacturers and suppliers of NPWT products.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  For the fiscal year ended 2009, U.S. Medicare placements of our NPWT products represented approximately 7.8% of our total revenue.

In September 2010, we conducted a corrective field action with respect to our RotoProne product, which included clarified labeling and written notifications to existing customers regarding operational and safety features of the RotoProne.  KCI reported this voluntary correction to the FDA.  We do not expect that this corrective action will have a material impact on our results of operations.

Recently, the FDA issued proposed rule-making which may result in substantial changes to the 510(k) clearance process for medical devices.  Among the proposed changes, the clearance of certain medical devices may be subject to facility inspections to ensure compliance with Good Manufacturing Practices rules and regulations.  If the proposed rules are made final in their current form, we expect that obtaining 510(k) clearances for KCI medical devices in the future may become more difficult and time consuming.  Any substantial increased requirements which are imposed on KCI as a result of new rule-making could potentially delay our development and commercialization of new medical device products.

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

Interest Rate Risk

We have variable interest rate debt and other financial instruments, which are subject to interest rate risk that could have a negative impact on our business if not managed properly.  We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed-rate basis through December 2011, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

The table below provides information as of September 30, 2010 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of September 30, 2010
	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$692,139	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$37,667	$169,500	$226,000	$131,833	$—	$565,000	$566,413
Weighted average interest rate (2)	3.040%	3.040%	3.040%	3.040%	—	3.040%

Interest rate swap (3)
Variable to fixed-notional amount	$243,500	$269,500	$—	$—	$—	$513,000	$(3,456)
Average pay rate	1.932%	1.531%	—	—	—	1.721%
Average receive rate (4)	0.290%	0.290%	—	—	—	0.290%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rate for all periods presented represents the nominal interest rate as of September 30, 2010.  This rate resets quarterly.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at September 30, 2010.
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

At September 30, 2010, we had outstanding foreign currency exchange contracts to sell or purchase approximately $99.9 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $82.0 million for the nine months ended September 30, 2010.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the nine months ended September 30, 2010 would change our net earnings for the period by approximately $6.5 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Patent Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and before the U.S. Patent and Trademark Office (“USPTO”).   Although it is not possible to reliably predict the outcome of these proceedings, we believe that our claims are meritorious.  However, if any of our key patent claims were narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for our V.A.C.® Therapy Systems could be significantly reduced in the United States, Europe or Australia, due to increased competition, and pricing of V.A.C. Therapy Systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  We derived approximately 51% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from our U.S. Negative Pressure Wound Therapy (“NPWT”) products relating to the U.S. patents at issue.  In continental Europe, we derived approximately 12% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

U.S. NPWT Patent Re-Examinations and Litigation

Multiple parties have challenged the patents that KCI exclusively licenses from Wake Forest University in the USPTO.  Related to these proceedings, the USPTO has issued certificates of re-examination confirming the validity of three of these patents.  The patents associated with these decisions include U.S. Patent Nos. 5,636,643 (“the ‘643 Patent”), 5,645,081 (“the ‘081 Patent”), and 7,198,046 (“the ‘046 Patent), which all relate to KCI’s NPWT technologies.  The USPTO also issued a formal Office action confirming the validity of all claims of U.S. Patent No. 7,216,651 (“the ‘651 Patent”) and formally closed prosecution of the reexamination.  Smith & Nephew has filed an appeal of the decision on the ‘651 Patent with the Board of Patent Appeals and Interferences at the USPTO.

Additionally, KCI and its affiliates, together with Wake Forest University Health Sciences (“Wake Forest”) are involved in multiple patent infringement suits.  In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and BlueSky and a second case against Medela, for the manufacture, use and sale of negative pressure devices which we believe infringe the ‘081 Patent and the ‘046 Patent, which are licensed exclusively to KCI by Wake Forest.  These cases are before the Federal District Court for the Western District of Texas.  In March 2010, the jury hearing the case against Smith & Nephew returned a verdict finding that the patent claims asserted against Smith & Nephew were valid, and that Smith & Nephew’s foam-based NPWT products infringed those patent claims.  In October 2010, the Court entered an order invalidating the patent claims involved in the lawsuit, effectively overturning the jury verdict.  This decision is appealable to the United States Court of Appeals for the Federal Circuit.  KCI is currently evaluating its legal options, including appeal.  The case against Medela’s gauze-based devices remains pending, but could be impacted by the decision in the Smith & Nephew case.

In September 2007, KCI and two affiliates were named in a declaratory judgment action filed in the Federal District Court for the District of Delaware by Innovative Therapies, Inc. (“ITI”).  In that case, the plaintiff alleged the invalidity or unenforceability of four patents licensed to KCI by Wake Forest and one patent owned by KCI relating to V.A.C. Therapy, and has requested a finding that products made by the plaintiff do not infringe the patents at issue.  In 2008, the District Court dismissed ITI’s suit based on a lack of subject matter jurisdiction.  ITI appealed the dismissal of the suit to the Federal Circuit Court of Appeals.  In April 2010, the Federal Circuit affirmed the dismissal, subsequent to which ITI sought permission for review by the U.S. Supreme Court.  The U.S. Supreme Court declined to hear ITI’s appeal.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against ITI in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  We are seeking damages and injunctive relief in the case.  This case could be impacted by the decision in the Smith & Nephew matter, particularly if KCI is not successful on a potential appeal.  Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, neither the patent infringement case nor the state court case against ITI is set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case is not currently set for trial.  This case could be impacted by the decision in the Smith & Nephew matter, particularly if KCI is not successful on a potential appeal.

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

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“the ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe the ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“the ‘950 Patent”).  A trial was held in October 2009 on the ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  KCI is appealing this decision.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe the ‘950 Patent.  Smith & Nephew is appealing this decision.

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in January 2011.  Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.

In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010.

LifeCell Litigation

In September 2005, LifeCell recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell did not receive any donor tissue from BTS after September 2005.  LifeCell was named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fell within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell has resolved all of those lawsuits, which have been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell was served with ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

In September 2010, LifeCell and KCI were served with two separate lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using our AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

Except with respect to the updated risk factors described below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses, which are intensely competitive and are characterized by rapid technological change.  We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources.  Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors.  Our ability to compete with other developers of advanced therapies and technologies will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances.  Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive.  Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.  For additional information regarding our competitive positioning, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Competition; Regenerative Medicine—Competition; and Therapeutic Support Systems—Competition.” in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We expect competition in our AHS business to increase over time as competitors introduce additional competing products in the advanced wound care market.  As our patents in the field of NPWT expire over time, we expect increased competition with products adopting basic NPWT technologies.  In October 2010, certain patent claims licensed to KCI by Wake Forest University were held to be invalid in litigation with Smith & Nephew by the U.S. District Court for the Western District of Texas.  Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. following this ruling.  For additional information regarding our patent litigation, see Part II—Other Information: Item 1: “Legal Proceedings.”

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

When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise not enforceable or are already licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  Since 2007, multiple requests for reexamination of patents owned or licensed by KCI relating to our AHS business were granted by the U.S. Patent and Trademark Office, or USPTO, including the Wake Forest Patents.  If we are unable to enforce our intellectual property rights, or patent claims related to V.A.C. Therapy are altered or invalidated through litigation or reexamination, our competitive position would be harmed.  For more information on our current intellectual property litigation and the status of USPTO re-examination proceedings, see Item 3: “Legal Proceedings.”

We have agreements with third parties pursuant to which we license patented or proprietary technologies, including the Wake Forest Patents.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses would suffer.

         KCI and its affiliates are involved in multiple patent litigation suits in the United States and Europe involving the Wake Forest Patents as well as other patents owned or licensed by KCI, as described in Item 3: ‘‘Legal Proceedings.”  If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share of the advanced wound care market for KCI’s V.A.C. Therapy Systems could be negatively impacted in the United States or Europe, due to increased competition, and pricing of our therapy systems could decline significantly, either of which would negatively affect our financial condition and results of operations.  For example, in the United Kingdom and Germany, where the Wake Forest patents were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in AHS revenue as a result.  Also, in October 2010, certain patent claims licensed to KCI by Wake Forest University were held to be invalid in litigation with Smith & Nephew by the U.S. District Court for the Western District of Texas.  Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. following this ruling.  We derived approximately 51% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from our domestic NPWT products relating to the U.S. patents at issue in ongoing U.S. litigation.  In continental Europe, we derived approximately 12% of total revenue for the nine months ended September 30, 2010 and the year ended December 31, 2009 from AHS revenue relating to the patents at issue in the ongoing litigation in Germany, France and the United Kingdom.

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

AlloDerm, GraftJacket, AlloCraft DBM and Repliform TRM contain donated human cadaveric tissue. The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease. LifeCell is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines. LifeCell and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies. These regulations have strict requirements for testing donors to prevent communicable disease transmission. However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.  LifeCell is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. ("BTS"), may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although we intend to defend against these actions, there can be no assurance that we will prevail.  Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses.  Also, in September 2010, LifeCell and KCI were served with two separate lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using our AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial.  The law firms representing plaintiffs in these cases are actively soliciting and publicly advertising in an effort to recruit additional plaintiffs for hernia repair cases.  The publicity around BTS cases and the active solicitation of plaintiffs in the AlloDerm cases could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely affect our results of operations and financial condition.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

July 1, 2010 to
July 31, 2010	181	$ 35.61	N/A	N/A

August 1, 2010 to
August 31, 2010	279	$ 34.95	N/A	N/A

September 1, 2010 to
September 30, 2010	263	$ 35.12	N/A	N/A

Total	723	$ 35.18	N/A	N/A

(1) During the third quarter of 2010, KCI purchased and retired 723 shares in connection with the withholding of shares to satisfy the minimum tax withholdings on the lapsing of restrictions on restricted stock.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: November 2, 2010	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 2, 2010	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2010.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.