Form 10-K
period 2010-12-31
KINETIC CONCEPTS INC
filed 2011-03-01
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes     X            No   ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ____         No     X

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $1,696,948,801 based upon the closing sales price for the registrant's common stock on the New York Stock Exchange.

As of February 25, 2011, there were 72,149,506 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Company's fiscal year.

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

TRADEMARKS

3M™ Tegaderm™ is a licensed trademark of 3M Company; Spirit Select™ is a licensed trademark of Carroll Hospital Group, Inc.; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq® and SPY® are licensed trademarks of Novadaq Technologies, Inc.  Unless otherwise indicated, all other trademarks appearing in this report are proprietary to KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.

PART I

ITEM 1.     BUSINESS

INTRODUCTION

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

•
Our Active Healing Solutions ™ business unit (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories:  Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our proprietary V.A.C.® Therapy portfolio, currently represents the primary source of revenue for the AHS business.  We continue to develop and commercialize new products and therapies to broaden and diversify our NPTP revenue streams.  During July 2010, our newest NPWT product, the V.A.C.ViaTM Therapy System, was placed on our first patient in the U.S.  In addition, during 2010, the Company launched our PrevenaTM Incision Management System (“Prevena”) globally.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we provide products and services to patients in the home and generally bill third-party payers directly.

•
Our LifeCell™ business unit is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based StratticeTM Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers.  The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other LifeCell products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

•
Our Therapeutic Support Systems business unit (“TSS”) is focused on commercializing specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices.  Our TSS business unit rents and sells products in three primary surface categories: critical care, wound care and bariatric care.  Our critical care products, typically used in the ICU, are designed to address pulmonary complications associated with immobility; our wound care surfaces are used to reduce or treat skin breakdown; and our bariatric care surfaces assist caregivers in the safe and dignified handling of obese and morbidly obese patients, while addressing complications related to immobility.  We also have products designed to reduce the incidence and severity of patient falls in the hospital setting.

KCI was founded in 1976 and is incorporated in Texas.  Our principal executive offices are located at 8023 Vantage Drive, San Antonio, Texas 78230.  Our telephone number is (210) 524-9000.

Corporate Strategy

KCI is committed to consistently generating superior clinical outcomes for patients and caregivers using our products and therapies.  Our differentiated products, competencies and know-how continue to drive trust and recognition of superior performance among our customers, which we believe translates into strong stakeholder value.  We intend to execute on our strategic vision of sustaining leadership positions in each of our AHS, LifeCell and TSS businesses by delivering unparalleled outcomes with compelling economic value for our customers and focusing on innovation, globalization and diversification.  We are also focused on organizational readiness and are making a concerted effort to enhance our business processes and management systems through a corporate global business transformation initiative to enable us to effectively and efficiently carry out our strategic vision.

Innovation.  We focus on our core technologies as platforms for growth through the development of new products and clinical data.  In our AHS business unit, we plan to leverage our highly successful NPWT franchise, now with its fourth generation V.A.C. Therapy System, into a more expansive NPTP portfolio based on the successful development and commercialization of next generation NPWT systems and dressings as well as new NPSM and NPRM products to diversify our AHS revenue in the future.  During July 2010, our newest NPWT product, V.A.C.Via, was placed on our first patient in the U.S.  Also in July, we launched a second NPSM product, Prevena, for the management of higher-risk surgical incisions.  In the future, our goal is to commercialize advanced NPRM therapies for the treatment of chronic wounds and hard tissue defects.  In our LifeCell business, in January 2010, we launched new clinical applications including stoma reinforcement and mastopexy and are continuing development of additional applications for lumpectomy and inguinal hernia.  At the same time, we are investing in advanced technologies in tissue engineering, genetically-modified animals, and new tissue types to address unmet clinical needs and to improve outcomes through regenerative medicine.  In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of Novadaq's SPY® Intraoperative Perfusion Assessment System in certain specified North American surgical markets.  The SPY Intraoperative Perfusion Assessment System enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table.  In our TSS business, we are investing in the development and commercialization of enhanced products designed to meet the needs of ICU patients and to reduce or prevent “never” events such as hospital-acquired pressure ulcers, nosocomial infections and injurious falls.  Over the long term, we will continue to make significant investments in innovation to strengthen our competitive position in the markets we serve.

Globalization.  We endeavor to increase penetration in existing geographic markets while we expand availability of our product offerings in new countries.  Currently, the majority of our revenue from each of our business units is generated in North America, while we have notable operations in Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific (“APAC”) regions.  The goal of our globalization efforts is to increase the share of our revenue generated outside the United States over time while growing our business overall.  In our AHS business, we have entered the Japan market with our core NPWT product, the V.A.C. Therapy System and related disposables.  In April 2010, we launched NPWT commercially in Japan following the receipt of all necessary approvals.  In other countries, we have identified several opportunities for our NPWT products that may be best served initially by distributors.  During the second half of 2010, we also launched NPWT products commercially in China and India.  We are working aggressively to construct appropriate networks to launch and expand NPWT products in other emerging markets.  We have also expanded our global NPWT dressing portfolio with the Simplace™ Dressing and GranuFoam™ Bridge products, which are now widely available in the countries where we operate.  Since 2009, LifeCell has successfully launched Strattice into eleven European countries.  Our TSS business currently operates primarily in the United States and Europe, and we are evaluating opportunities for further geographic expansion.

Diversification.  Beyond expanding our product offerings and revenue streams through innovation and globalization, we plan to seek additional opportunities to diversify our business through continued technology licensing and strategic acquisitions.  We intend to build on the leadership positions held by our AHS, LifeCell and TSS businesses through the evaluation and investment in adjacent or enabling technologies and synergistic growth opportunities, supplementing our continued organic innovation efforts.  We have maintained a strong balance sheet and liquidity position in order to take advantage of growth opportunities as they arise.

Organizational Readiness.  In an effort to implement our long-term strategy, our management team is focused on organizational readiness, with a goal of improved operations and management systems which transform us into a more agile, progressive and global enterprise.  We are currently undertaking a global business transformation initiative designed to identify and implement efficiencies in our systems and operations through standardization and automation which translate into reduced costs and more effective decision-making.  As a result of ongoing improvements to our manufacturing operations through improved sourcing and automation, as well as global consolidation of certain shared services, we look forward to substantial and permanent cost reductions exiting 2012.  We are also making significant progress in the rationalization of our service center and distribution infrastructure for our AHS and TSS businesses, yielding additional cost savings.  As we improve our operations and management systems over time, we will continue to look for new opportunities to augment our business processes and make infrastructure enhancements to improve our efficiency and agility as a company.

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

Product differentiation and superior clinical efficacy.  We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven, superior outcomes.  The superior clinical efficacy of our products is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians. We successfully distinguish our NPWT products from competitive offerings through unique marketing claims that have been cleared by the U.S. Food and Drug Administration (“FDA”).  These unique claims mirror our novel mechanisms of actions with respect to the creation of an environment that promotes wound healing through the reduction of edema and promotion of granulation tissue formation and perfusion, ultimately preparing the wound bed for closure.  LifeCell differentiates its products through clinically-proven performance demonstrating tissue acceptance, cell recruitment and incorporation, revascularization and angiogenesis and finally tissue remodeling and regeneration.  Our proprietary tissue processes minimize the potential for specific rejection of transplanted tissue matrices, and our products offer improved ease-of-use while reducing the risk of complications, including adhesions to the implant.  The benefits of using our tissue matrix products over the use of autografts and other processed and synthetic products include reduced susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin along with reduced patient discomfort compared to autograft procedures.  In our TSS business, we have successfully differentiated our critical care products with clinical data showing the benefits of our Kinetic Therapy™ surfaces in the reduction of ventilator acquired pneumonia.  We have also developed and commercialized our RotoProne™ product, the only ICU therapeutic surface to provide 360 degrees of rotation, essential automated proning therapy for patients with acute respiratory distress syndrome (“ARDS”) and other severe pulmonary conditions associated with immobility.  Through our commitment to innovation and diversification, we are well positioned to continue differentiating our products through demonstrated superior clinical efficacy.

Broad reach and customer relationships.  Our worldwide sales organization, consisting of approximately 2,000 team members, has fostered strong relationships with prescribers, patients, caregivers and payers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs.  Because our products address the critical needs of patients who seek treatment in numerous locations where care is provided, we have built a broad and diverse reach across all healthcare settings and among a wide variety of clinicians and specialized surgeons.  We have strong relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States.  Additionally, our LifeCell sales representatives interact with plastic surgeons, general surgeons, head and neck surgeons and trauma/acute care surgeons regarding the use and potential benefits of our tissue matrix products. As we continue to innovate in our product portfolio and diversify our business, we plan to leverage our customer relationships to advance the commercialization of essential therapies to patients and caregivers worldwide.

Reimbursement expertise.  During the commercialization process for each of our therapies and products, we dedicate substantial resources to seeking and obtaining reimbursement from third-party payers in each of the countries where we operate.  This process requires demonstration of clinical efficacy, determination of economic value and obtaining appropriate pricing for each offering, which is critical to the commercial success of our products.  We have also developed a core competency in post-commercialization reimbursement systems, which enable us to efficiently manage our collections and accounts receivable with third-party payers.  We leverage a comprehensive set of skills and systems through our Advantage Center operation to manage billing and collections activities in support of our reimbursement efforts. Our focus on reimbursement provides us with an advantage both in product development and in the responsible management of our working capital.

Extensive service center network.  With a network of 111 domestic and 57 international service centers, we are able to rapidly deliver, manage and service our products at major hospitals in the United States, Canada, Australia, Singapore, Japan, South Africa, and most major European countries.  Our network gives us the ability to deliver our products to any major Level I U.S. trauma center rapidly.  This extensive network and capability is critical to securing contracts with national group purchasing organizations (“GPOs”) and allows us to directly and efficiently serve the homecare market. Our network also provides a platform for the introduction of additional products in one or more care settings.

Corporate Organization

We are principally engaged in the rental and sale of our products throughout the United States and in 22 countries internationally.  We are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.  Our operations are run by our three separate business units: AHS, LifeCell and TSS.  AHS and TSS are headquartered in San Antonio and LifeCell is headquartered in Branchburg, New Jersey.

INFORMATION RELATED TO BUSINESS UNITS

Introduction and Revenue Summary

We have three reportable operating segments which correspond to our three business units: AHS, LifeCell and TSS.  We have two primary geographic regions:  North America, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

For the year ended December 31, 2010, we generated revenue of $2.02 billion.  Approximately 70% of our 2010 revenue was from our AHS business unit, while our LifeCell and TSS business units accounted for 17% and 13%, respectively.  Revenue from our North America operations accounted for 79% of our fiscal 2010 revenue, while our EMEA/APAC operations represented approximately 21% of total revenue.

For further information on our performance by reportable segment and financial performance attributable to significant geographic areas, see Note 15 of the Notes to the Consolidated Financial Statements.

ACTIVE HEALING SOLUTIONS

Description of Business

Our AHS business unit offers advanced wound healing and tissue repair systems that are targeted to meet the needs of specific care settings and wound or patient requirements and that incorporate our proprietary Negative Pressure Technology Platform (“NPTP”).  NPTP comprises three primary product categories, Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT currently represents the primary source of revenue for the AHS business.  We continue to develop and commercialize new products and therapies in NPSM and plan to launch NPRM products, which are currently being developed by our research and development group, to diversify our NPTP revenue in the future.

Our NPWT product portfolio is built upon our proprietary V.A.C. Therapy technology, which promotes wound healing by delivering a controlled and regulated negative pressure (a vacuum) to the wound bed through an open-cell foam dressing.  This distributed negative pressure helps draw wound edges together, removes infectious materials and actively promotes granulation at the cellular level.  Since its introduction, our V.A.C. Therapy technology has changed the way wounds are treated and managed.  With more published clinical evidence than any competitive offering, V.A.C. Therapy has been selected by prescribers as the treatment of choice for approximately 4 million patients worldwide.  As part of our corporate strategy and to better address customer and patient needs, we are in the process of expanding from our suite of NPWT products to a broad, differentiated NPWT therapeutic portfolio.  During July 2010, our newest NPWT product, V.A.C.Via, was placed on our first patient in the U.S.  V.A.C.Via is our first single-patient-use disposable device using our proprietary Vortis™ micro-pump technology.  V.A.C.Via is designed with the clinical benefits of V.A.C. Therapy in an embodiment that is easier to procure, store and use, which we believe will enhance utilization and patient compliance.  We are currently planning the commercial launch of another NPWT product during 2011, the V.A.C.Ulta™ Therapy System.  V.A.C.Ulta combines our existing V.A.C. Therapy technology with instillation capability in one device and is intended to augment and accelerate the wound healing process while targeting ease of use.  Our new NPWT products, which are supported by new intellectual property, are in pre-commercialization stages and remain subject to regulatory approval in the U.S. and internationally.

We are also making significant investments in the development and commercialization of new AHS products in NPSM and NPRM over the next several years.  During 2010, the Company launched our Prevena globally.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.  In the future, our goal is to develop and commercialize new and next generation products in NPWT and NPSM, as well as advanced NPRM therapies for the treatment of chronic wounds and hard tissue defects.

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

Products and Clinical Applications

Our AHS products are designed to deliver highly-effective therapies in multiple clinical applications with the needs of physicians, nurses, and patients in mind for both the acute care and post-acute care settings.  The table below provides a summary view of our NPTP products, including those that are already commercially available as well as those currently under development.  All of our AHS products listed below are approved for use in the United States, Canada, and the European Union.

NPTP (Negative Pressure Technology Platform)
	NPWT (Negative Pressure Wound Therapy)		NPSM (Negative Pressure Surgical Management)
Care Setting	Acute	Post -Acute	Acute (Operating Room)
Products	InfoV.A.C.® V.A.C. ATS® (1) V.A.C. Instill® V.A.C.Ulta™ (3) V.A.C.Via™	ActiV.A.C. ® V.A.C. Freedom® (2) V.A.C.Via™	ABThera™	Prevena™
Clinical Application

Used primarily for creating an environment that promotes wound healing by preparing the wound bed for closure, reducing edema, promoting granulation tissue formation and perfusion, and by removing exudate and infectious material
Used primarily for management of the open abdomen, as a temporary bridging of abdominal wall openings where primary closure is not possible and/or repeat abdominal entries are necessary

Used primarily to manage surgical incisions by maintaining a closed environment to protect the incision site from external infectious sources, removing exudates, approximating incision edges and reducing edema

(1) Approved for use in Japan
(2) Certified for Joint Airworthiness by the U.S. Military
(3) Product currently in pre-commercialization phase

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

NPWT Products

NPWT Product	Description
V.A.C.Ulta™ Therapy System
V.A.C.Ulta is designed to incorporate all of the functionality of InfoV.A.C. and V.A.C. Instill into a single therapy system thereby enhancing efficiency and ease of use. The therapeutic highlight is V.A.C. VeraFlo™ Therapy, which enhances V.A.C. Therapy with the controlled delivery and removal of topical solutions in the wound bed. V.A.C. VeraFlo Therapy expands the current NPWT market opportunity.  We expect V.A.C.Ulta to be launched in 2011.

V.A.C.Via™ Therapy System
V.A.C.Via is designed as a single-patient use disposable NPWT device. V.A.C.Via provides all of the clinical benefits of V.A.C. Therapy for less-complex wounds having minimal to moderate levels of exudate. The portable, sleek design of V.A.C.Via enhances patient mobility and provides discretion, which enables improved patient therapy compliance.

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

V.A.C. GranuFoam Silver® Dressing
The V.A.C. GranuFoam Silver Dressing combines the proven benefits of NPWT with the antimicrobial attributes of silver.  The V.A.C. GranuFoam Silver Dressing is the only NPWT dressing that allows direct contact of silver to the wound, thereby eliminating the need for additional silver dressing layers that may inhibit negative pressure and granulation.  Micro-bonded metallic silver is uniformly distributed throughout the dressing, providing continuous delivery of silver even after dressing sizing.  A single application of V.A.C. GranuFoam Silver Dressing eliminates the need for adjunct silver dressings.  The dressing offers a protective barrier to reduce certain infection-producing bacteria.

V.A.C. Instill® Therapy System
V.A.C. Instill has all the capabilities and features of the V.A.C. ATS® (described below), while also providing the ability to instill topical wound treatment solutions and suspensions into the wound bed.

V.A.C. ATS® Therapy System
V.A.C. ATS incorporates our proprietary T.R.A.C.™ Technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol.  V.A.C. ATS is the initial therapy system commercialized in Japan.

V.A.C. Freedom® Therapy System
V.A.C. Freedom was designed to meet the requirements for a lightweight product suitable for ambulatory patients.  V.A.C. Freedom also utilizes T.R.A.C. technology and T.R.A.C. dressings.  With the introduction of ActiV.A.C. to the post-acute market, V.A.C. Freedom is primarily utilized in the long-term care market.  In addition, V.A.C. Freedom has achieved Joint Airworthiness Certification status by the U.S. Military, following an extensive evaluation process testing the device’s safety for use on military aeromedical evacuation aircraft.  The certification program is a shared U.S. Air Force-Army initiative and applies to specific U.S. Air Force aircraft and U.S. Army helicopters.  The certification enables military caregivers to continue providing effective and uninterrupted treatment for injured military personnel that are being transported long distances from theatre hospitals to continental U.S. hospitals.

NPSM Products

The NPSM product portfolio consists of products designed specifically for use in the surgical suite.  These products leverage the NPTP to address unique challenges that surgeons encounter during and after surgical procedures.  Each NPSM product offering includes a therapy unit, application-specific dressing, tubing set, drape, and canister.  The levels of negative pressure for each therapy unit are pre-determined based on the surgical procedures it is designed to address. Relevant alarms and alerts are also built into the unit and are based on the specific surgical procedure.  The dressings offered are designed to suit the needs of the surgeon during the surgical procedure.  A tubing set connects the dressing to the therapy unit.  A canister is also available to collect exudate and its size varies to accommodate levels of exudate observed for each type of surgical procedure.  The table below provides a summary description of each of our NPSM therapy systems.

NPSM Therapy Systems

NPSM Product	Description
Prevena™ Incision Management System
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

ABThera™ Open Abdomen Negative Pressure Therapy System
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

Other Product

In January 2011, we entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET® brand name, which our AHS business unit will use in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers.   Patients can be treated with GRAFTJACKET Matrix as part of the overall treatment regimen in a variety of care settings, including outpatient wound care clinics, physicians’ offices, or hospitals.  GRAFTJACKET Matrix may be used in conjunction with V.A.C. Therapy, providing a convenient option in caring for chronic wounds. The addition of GRAFTJACKET Matrix allows us to offer both negative pressure wound therapy and regenerative tissue matrix for the treatment of hard-to-heal wounds, providing clinicians two leading modalities for treating patients across the wound healing continuum.

Customers

In U.S. acute care and long-term care facilities, we contract with healthcare facilities individually or through GPOs that represent large numbers of hospitals and long-term care facilities.  We bill these facilities directly for the rental and sale of our products.  In the U.S. homecare setting, we provide products and services to patients in the home and bill third-party payers, such as Medicare and private insurance, directly.  For 2010, 2009 and 2008, U.S. Medicare placements accounted for 12%, 11%, and 12% of total AHS revenue, respectively.  None of our individual customers or third party payers accounted for 10% or more of total AHS revenues for 2010, 2009 or 2008.  Outside of the U.S., most of our AHS revenue is generated in the acute care setting on a direct billing basis.  Sales and rentals of our AHS products accounted for approximately 70% of our total revenue in 2010.  By geographic region, North America and EMEA/APAC represented 76% and 24%, respectively, of total 2010 AHS revenue.

Reimbursement

We have extensive contractual relationships and reimbursement coverage for our AHS products in the United States.  We have contracts with nearly all major acute care hospital organizations and most major extended care organizations, either directly or through GPOs.  As of December 31, 2010, our AHS business had contracts with private and governmental payer organizations covering over 200 million member lives in the United States.  We are paid directly by hospitals and extended care organizations, who seek reimbursement for surgical procedures from both private and public payers.  A substantial portion of AHS product placements, particularly placements in the home, are subject to reimbursement coverage from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the United States, and other publicly-funded health plans in foreign jurisdictions.  As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers.

In the U.S. homecare market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. insurers have adopted coverage criteria similar to Medicare standards.  From time to time, the U.S. Medicare administrative agency, The Centers for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that affect reimbursement for our Medicare placements in the home.

We are continuing our efforts to obtain expanded reimbursement for our NPWT products and related disposables in foreign jurisdictions.  These efforts have resulted in varying levels of reimbursement from private and public payers in Japan, Germany, Austria, the Netherlands, Switzerland, Canada, South Africa, Australia and the United Kingdom, mainly in the acute care setting.  Generally, our NPWT products are covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post-acute or community-based care settings.  However, in certain countries important to AHS’s growth, such as Germany, the United Kingdom, France and Spain, post-acute care coverage and reimbursement are largely provided on a case-by-case basis, and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community-based outpatient care settings.  In targeted countries, we are utilizing accepted “coverage with evidence” mechanisms in close cooperation with local clinicians and clinical centers, government health ministry officials, and in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement.

In Germany, we receive reimbursement for our NPWT products in the acute care setting.  While we do receive reimbursement today for patients treated in the homecare setting, the process for this is not part of a standard homecare reimbursement but instead performed on a patient-by-patient evaluation of possible coverage by the insurance company.  We continue to seek expanded homecare reimbursement and have been working with the German government and several German insurance agencies to design clinical trials and possibly a registry for the purposes of assessing payment and coverage for V.A.C. Therapy in the home.  There have been delays in this process generally driven by a formal tender process.  The tender is comprised of four regions for which we will bid, as will competitors, to receive the patient study population in a particular region.  The study will not differentiate between providers of NPWT but will assess the effectiveness of NPWT versus the standard of care in Germany.  The tender process has been delayed and we anticipate submitting a formal bid in early to mid-2011 to participate in this study.  Assessment of results and any coverage decisions will follow the conclusion of the studies.

In the APAC region, we are undertaking major coverage and reimbursement efforts for our NPWT products.  In 2009, we received approval to begin market development activities in Japan for our innovative V.A.C. Therapy product, and during the first quarter of 2010 we received reimbursement approval from Japan’s Health Insurance Bureau.  In April 2010, we launched NPWT commercially in Japan.  In Australia, where acute care reimbursement for the V.A.C. Therapy System has been approved for many years, we are seeking reimbursement approval for V.A.C. Therapy in the post acute or community-based settings.  In this regard, negotiations are underway with the Australian health ministry, as well as that country’s largest private payers. In addition, during the second half of 2010, we launched NPWT commercially in China and India.  We are working aggressively to construct appropriate networks to launch NPWT products in other APAC countries that are important to AHS’s growth, where we intend to dedicate substantial efforts to obtain reimbursement in the future.

Overall, the prospects of achieving broader global coverage and reimbursement for our NPWT products in both acute and post-acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs balanced by the significant and growing evidence that our NPWT products have demonstrated the ability to prepare wounds for closure while reducing the overall costs associated with treatment.  We believe that our plans to achieve positive coverage and reimbursement decisions for NPWT products outside the United States are supported by the growing need for clinical and economic evidence.

To ensure compliance with Medicare and other regulations to which we are subject, regional carriers often conduct audits and request patient records and other documents to support claims we submit for payment of services rendered to customers.  From time to time, we receive inquiries from various government agencies requesting customer records and other documents.  It is our policy to cooperate with all such requests for information.  We also are subject to routine pre-payment and post-payment audits of reimbursement claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by us and could ultimately result in denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In addition, Medicare or its contractors could place us on extended pre-payment review, which could slow our collections process for submitted claims.  Initial audit findings of this type are subject to administrative remedies and appeals processes. Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

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

We believe that the principal competitive factors within our markets are clinical outcomes, cost of care and support and service, especially across care settings. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional healthcare GPOs and care systems.  We believe our AHS business is well-positioned to compete effectively in advanced wound care markets based on our broad reach and relationships, the clinical efficacy and superior outcomes of our products, which is supported by a large body of evidence, and our differentiated global infrastructure, service and support.  Multiple studies have demonstrated that our V.A.C. Therapy System, including its unique design, materials and mechanism of action, provides a clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.

Our AHS business primarily competes with Convatec, Huntleigh Healthcare/Getinge and Smith & Nephew. In addition there are several smaller regional companies that have introduced medical devices designed to compete with our products.

Sales and Marketing

We currently market our AHS products in the acute, extended and home care settings.  We operate the largest sales organizations in the world dedicated to wound healing with negative pressure, which is comprised of approximately 1,650 employees.  In each foreign market where we have a presence, we sell our products through our direct sales force or through local distributors with local expertise.  Our U.S. dedicated AHS sales organization consists of approximately 950 individuals dedicated to the sale and placement of AHS products and is organized by care setting.  Our international sales organization includes approximately 450 employees in 22 foreign countries, and we also have approximately 250 individuals in our sales organization that support both our AHS and TSS business units.  In addition, our LifeCell and AHS sales organizations are beginning to capitalize on synergistic opportunities involving commercialization of products used in surgical procedures, such as those involving the open abdomen.  Because physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of our marketing focus is to educate and train these medical practitioners in the application of our therapies, including the specific knowledge necessary to drive optimal clinical outcomes, restore patient well-being and reduce the cost of patient care.  Our AHS sales organization includes over 550 clinical consultants, all of whom are healthcare professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols and educate facility staff on the use of our therapies.  Additionally, these team members consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies.  In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

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

Operations and Manufacturing

Our U.S. operations have a national 24-hour, seven days-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers’ needs.  Additionally, we have approximately 850 employees located in San Antonio at our Advantage Center operation who perform functions associated with customer service and sales administration.  We maintain a secure and encrypted website, KCI Express®, allowing customers across all care settings to transact business with us directly and efficiently on the web.  This website, www.kciexpress.com, provides AHS customers self-service applications designed to meet the specific needs in their care setting.  In the U.S., we distribute our AHS products through a network of 111 service centers and three strategically located distribution centers.  Our U.S. network gives us the ability to deliver our products to any major Level I domestic trauma center rapidly.  Our international operations distribute our products through a network of 57 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market, but vary by country to ensure we meet the unique needs of our international customers.  In addition, we manage a V.A.C. Therapy van fleet which has enhanced our efficiency and ability to better serve customers by providing increased mobility and accelerated turnaround of products.

In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  To ensure availability when products are needed, the service organization manages our rental fleet of over 90,000 V.A.C. Therapy units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.  Services are provided by approximately 1,000 employees in the U.S. and 550 employees internationally.

Our manufacturing processes for AHS products involve producing final assemblies in accordance with a master production plan.  Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers.  Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers.  The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is reasonably low.  Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements.

Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C.Via, Prevena, ABThera and other V.A.C. Therapy units for our global markets.  Our Ireland plant also manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by Avail Medical Products, Inc., a subsidiary of Flextronics International Ltd.  We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.  In 2007, we entered into a contract manufacturing agreement with Avail, which has a term of five years through November 2012 and may be renewed by agreement of both parties.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  The terms of this agreement provide that key indicators be provided to us that would alert us to any inability of Avail to perform under the agreement.  Approximately 22%, 23% and 24% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively, was generated from the sale of disposable supplies within our AHS business.

LIFECELL

Description of Business

Our LifeCell business unit develops, processes and markets novel biological soft tissue repair products made from human or animal sources that have been uniquely designed to harness the body’s natural healing processes to promote remodeling and regeneration of lost or damaged tissue while restoring function and well-being.  Soft tissue, such as skin, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels making up the tissue matrix.  As part of the body’s natural regenerative process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix.  However, in the event that a large portion of the body’s existing tissue matrix is destroyed or lost, such as from trauma or surgery, the body cannot effectively regenerate the damaged portion, resulting in scar formation.  In such situations, surgeons consider a number of treatment options in the attempt to restore structure, function and physiology, including the use of implant materials.  Alternatives include autograft transplants from one part of the patient’s body to another, processed allograft tissue, processed xenograft tissue and synthetic products.

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

In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of Novadaq's SPY® Intraoperative Perfusion Assessment System in certain specified North American surgical markets.  The SPY Intraoperative Perfusion Assessment System enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table.  The newest version of the system, the SPY Elite Intraoperative Perfusion Assessment System, has been well received by surgeons and was launched at our sales meeting in January 2011.  LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution.  Novadaq will continue to be responsible for manufacturing and research and development.

Products and Clinical Applications

Our LifeCell product portfolio includes biological soft tissue repair products made from human and animal tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair or reinforce soft tissue defects or weaknesses.

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

Allograft Products

Product	Description	Distribution
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

BioHorizons Implant Systems, Inc. distributes the product in the U.S. and certain international markets of AlloDerm RTM for use in periodontal applications.

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
GRAFTJACKET® Regenerative Tissue Matrix
Human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures

Example of application includes:
• for rotator cuff tendon reinforcement

Wright Medical Technology Inc. distributes the product for orthopedic markets in the U.S. and certain international markets.
GRAFTJACKET® Xpress Flowable Soft Tissue Scaffold
Micronized human allograft tissue matrix product intended for the repair of damaged or inadequate integumental tissue, such as deep dermal wounds

Example of application includes:
• for tunneling diabetic foot ulcers

Wright Medical Technology Inc. distributes the product in the U.S. and certain international markets until June 2011, at which time KCI will distribute the product through its AHS division.
AlloCraft® DBM
Combination product using demineralized bone and micronized human tissue matrix intended for use as a bone void filler in various orthopedic surgical procedures

Example of application includes:
• for spinal infusions

Stryker Corporation distributes the product in the United States.
Repliform® Tissue Regeneration Matrix
Human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures

Examples of application include:
• as a bladder sling in the treatment of stress urinary incontinence
• for the repair of pelvic floor defects
Boston Scientific Corporation distributes the product for use in urogynecology.

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

Xenograft Products

Product	Clinical Applications	Distribution
Strattice™ Reconstructive Tissue Matrix
Porcine reconstructive tissue matrix product intended for use as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes

Examples of application include:
• in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures
• in surgical repair of abdominal wall defects, to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue
• in reinforcement and repair of stoma sites at risk of herniation
• in breast augmentation revisionary and mastopexy procedures

Our direct sales force handles the distribution of Strattice TM for all applications.
Conexa™ Reconstructive Tissue Matrix
Porcine reconstructive tissue matrix product intended for use in soft tissue reinforcement

Example of application includes:
• for reinforcement of rotator cuff, patellar, achilles, biceps, quadriceps, or other tendons

Tornier distributes the product in the U.S. and certain international markets.

Customers

Our LifeCell sales accounted for approximately 17% of our total revenue in 2010.  By geographic region, North America and EMEA/APAC represented approximately 98% and 2%, respectively, of total 2010 LifeCell revenue.  Our tissue matrix products are used primarily by general, plastic and reconstruction surgeons for challenging abdominal wall/hernia repair, stoma reinforcement, breast reconstruction post-mastectomy, mastopexy, head and neck trauma, and certain cosmetic surgical procedures.  Hospitals and ambulatory surgical centers (“ASCs”) are the primary purchasers of our tissue matrix products.

Reimbursement

LifeCell has contractual relationships with hospitals and ASCs in the United States.  For direct sales of our tissue matrix products, we are paid directly by hospitals and ASCs, who seek reimbursement for surgical procedures from both private and public insurers.  In 2009, we launched Strattice in our EMEA geographic region, where we have initially contracted directly with hospitals for the use of Strattice in challenging hernia repair and breast reconstruction.  LifeCell has introduced Strattice into eleven European countries.

We have undertaken significant efforts to inform and educate private insurers about the clinical efficacy and economic value associated with the use of AlloDerm in the United States.  The majority of national and regional insurers have adopted coverage policies for the use of AlloDerm in connection with surgical procedures, making AlloDerm more accessible in the United States.  With the launch of Strattice in the first quarter of 2008, clinical studies were initiated to demonstrate favorable clinical outcomes.  Published clinical experience is necessary to initiate insurance coverage.  To date coverage of Strattice has been favorable on a case-by-case basis.

For the 2011 Healthcare Common Procedure Coding System (“HCPCS”) code set, we submitted to CMS a Coding Modification Recommendation requesting an appropriate HCPCS code for Strattice.  In November 2010, CMS notified us that the appropriate HCPCS code for Medicare outpatient procedures would be C1781–Mesh [Implantable].  LifeCell has applied for a distinct HCPCS product code for Strattice, and if assigned, the new HCPCS code would be effective January 1, 2012.  HCPCS product codes are important to facilities for appropriate payment for Strattice when procedures are performed in a hospital outpatient setting or in an ASC.

Competition

Our LifeCell products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.  Our tissue matrix products compete with products marketed by such companies as Covidien, C.R. Bard Inc., Johnson & Johnson, Integra LifeSciences Holdings Corporation, W.L. Gore & Associates, Cook, Inc., TEI Biosciences Inc., and Synovis Surgical Innovations.  Two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and RTI Biologics Inc., distribute human tissue-based products that compete with our products.  MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson.  RTI Biologics Inc. distributes its products through C.R. Bard Inc.

Sales and Marketing

We currently market tissue matrix products in the United States primarily for abdominal wall surgery, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through our LifeCell direct sales and marketing organization.  As of December 31, 2010, this organization had a dedicated sales, marketing and customer service staff of over 250 employees, including over 150 in the U.S. sales organization.  LifeCell sales representatives are responsible for interacting with plastic surgeons, general surgeons, and head and neck surgeons to educate them regarding the use and potential benefits of our tissue matrix products.  We execute a variety of professional medical education events including programs, national and international conferences, trade shows, and medical symposia.  We also participate in numerous national fellowship programs.  In addition, our LifeCell and AHS sales organizations are beginning to capitalize on synergistic opportunities involving commercialization of products used to manage certain clinically-challenging situations, such as those involving the open abdomen.

In addition to our direct sales and marketing efforts, we have arrangements with BioHorizons Implant Systems, Inc. (AlloDerm), Wright Medical Technology Inc. (GRAFTJACKET), Stryker Corporation (AlloCraft), Boston Scientific Corporation (Repliform), and Tornier (Conexa) for the distribution and marketing of our tissue matrix products in the United States and certain international markets.

Seasonality

Historically, our LifeCell business has experienced a seasonal slowing of sales in the third quarter of each year.  This seasonality could be due to less surgeries being performed when patients and surgeons are on vacation.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

Operations and Manufacturing

We conduct our LifeCell manufacturing operations, including tissue processing, primary warehousing and distribution at a single location in Branchburg, New Jersey.  Warehousing and distribution of products supporting our EMEA business are conducted from a distribution center in the Netherlands.  We maintain inventory of our tissue matrix products for direct sales and we periodically ship product to our distributors, which they maintain in inventory until final sale.  We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods intended to comply with appropriate FDA and ISO requirements.  In 2009, we finalized the validation of a new Strattice manufacturing suite in our existing facility that is now fully operational.  We believe that demand for Strattice, especially larger product sizes, is likely to increase further as we expand the number of applications, products and geographies based on our corporate strategy.  Also, demand for AlloDerm continues to be strong in the United States in light of a demonstrated physician preference for AlloDerm in breast reconstruction and head and neck applications.

Our allograft tissue matrix products are made from donated human skin tissue.  In 2010, we obtained all of our donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States.  These tissue banks and organ procurement organizations are subject to federal and state regulations.  Specifically, the National Organ Transplant Act (“NOTA”) prohibits the sale of any human organ or tissue but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue.  We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing.  In addition, we require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA.  NOTA does not apply to xenograft tissue products; however, our materials and tissue suppliers are subject to extensive regulatory requirements applicable to their operations.

Our LifeCell business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.

Our xenograft tissue matrix products are made from porcine skin tissue.  As of late 2010, we have two qualified porcine tissue suppliers.  Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity.  We also have qualified second sources for all of our specialized solutions that are essential to the processing of our xenograft tissue matrix products.

THERAPEUTIC SUPPORT SYSTEMS

Description of Business

Our Therapeutic Support Systems business (“TSS”) originated with the introduction of the RotoRest™ bed over 30 years ago and now includes a broad portfolio of specialty hospital beds, powered and non-powered mattress replacement systems and other products.  Our TSS business is comprised of three primary surface categories: critical care, wound care and bariatric care.  Our critical care products, often used in the ICU, are designed to address pulmonary complications associated with immobility, while our wound care surfaces are used to reduce or treat skin breakdown, and our bariatric care surfaces assist caregivers in the safe and dignified handling of obese and morbidly obese patients, while addressing complications due to immobility.  We also market products designed to reduce the incidence and severity of patient falls in the hospital setting.  In our TSS business, we are investing in the development and commercialization of enhanced products designed to meet the needs of ICU patients and to reduce or prevent “never” events such as hospital-acquired pressure ulcers, nosocomial infections and injurious falls.

In October 2010, we launched a new TSS therapy, the SkinIQ™ Microclimate Manager (“Skin IQ”).  Skin IQ is a waterproof, vapor-permeable cover system with bacterial barrier that uses KCI’s proprietary Negative Airflow Technology to actively reduce excess moisture and the temperature of the skin’s surface. This reduction in moisture and temperature is intended to help reduce the risk of damage to the underlying blood vessels. Used in combination with a pressure redistribution mattress, such as our AtmosAir 9000 MRS, Skin IQ provides an excellent alternative to conventional Low-Air-Loss therapy.  Skin IQ is also designed to be compatible with many of the pressure redistribution mattresses on the market today.

In December 2010, we acquired substantially all of the assets and intellectual property of TechniMotion™ Medical, a U.S.-based company that designs and develops innovative and ergonomic patient handling systems for acute and post-acute patient care.  Among other innovations, TechniMotion products include patient lifts that enable out-of-bed transfers, seated transfers, and basic sit-to-stand maneuvers in a more comfortable and natural position, and a reclining bedside chair that allows bed transfers to be performed over the patient’s mattress.

Products and Clinical Applications

Our TSS business offers the following clinically effective portfolio of beds, mattress replacement systems, and other products for critical care, wound care and bariatric care settings:

Key Products	Description	Key Benefits

Critical Care
RotoProne™ TriaDyne Proventa™ TriaDyne™ II RotoRest™ Delta
•Product offerings include proning, rotational and percussion specialty beds / surfaces
•Beds designed to address specific patient types in the ICU, including:
o Pulmonary complications (e.g., ARDS and VAP)
o Specific mobility requirements (e.g., spinal cord injury)
• Some ICU beds / surfaces may also have wound care features

• Provides patient mobility to help treat Ventilator Acquired Pneumonia (VAP) through continuous rotation • Provides therapeutic benefit for ARDS patients through prone positioning
Wound Care
TheraPulse™ ATP™ KinAir™ Spirit Select™ AtmosAir™ First Step™ TheraKair™ InterCell™ ProfiCare™ Innova™ TheraRest™ RIK™ Surfaces Skin IQ™Microclimate Manager
• Beds / surfaces designed to redistribute pressure to slow the progression and decrease the incidence of pressure wounds; these beds / surfaces also provide pulsation, alternating pressure, and low air loss
• Most beds / surfaces  designed to provide an ideal microclimate for skin protection and moisture control

• Most products provide pressure redistribution
• Some products also manage skin microclimate (e.g., low air loss)
• Some products reduce shear and friction (not including treatments that are directly applied to wounds)
• Some products provide pressure redistribution while minimizing the impact of patient falls

Bariatric Care
BariMaxx™ II Therapy System BariAir™ Therapy System MaxxAir ETS™Mattress Replacement System	• Provides support for overweight and morbidly obese patients • Some bariatric beds / surfaces also have wound care features • Products offer features to assist with mobility
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

Bariatric Care

According to the National Center for Health Statistics, obesity is a life-threatening disease affecting 34% of adults in the U.S. Obesity is now the leading cause of preventable death in the U.S as reported in the Denver Science News Examiner.  The July 2009 Health Affairs reports annual obesity-related health spending reached $147 billion in 2008, double what it was a decade ago.  In the November 2009, America’s Health Rankings, “The Future Costs of Obesity,” it was projected that obesity-related health spending would cost the U.S. $344 billion each year by 2018.  Obese patients are often unable to fit into standard-sized beds and wheelchairs and pose an increased risk to themselves and caregivers.  Moreover, treating obese patients is a significant safety issue for many healthcare organizations, causing several states and many organizations to adopt a “no lift” policy because moving and handling obese patients increases the risk of injury to healthcare personnel.  We offer innovative solutions to help manage the care of obese patients through a comprehensive offering of safety-focused and therapy-driven products, education and training, which enables caregivers to care for obese patients in a safe and dignified manner in all care settings while complying with any applicable “no lift” policy.  While our bariatric products are generally used for patients weighing between 300 and 600 pounds, our products can accommodate patients weighing from 850 to 1,000 pounds.  Our most sophisticated bariatric products provide five integrated therapies including a cardiac chair, pulsation and percussion and many of our products provide therapies like those in our wound treatment and prevention products.

Customers

TSS sales and rentals accounted for 13% of our total revenue in 2010.  By geographic region, North America and EMEA/APAC represented 66% and 34%, respectively, of total 2010 TSS revenue.  TSS is primarily a rental-focused business, with 83% of TSS revenues from rentals.  The majority of TSS revenue comes from acute care facilities, accounting for approximately 90% of TSS revenues.  We have agreements with numerous GPOs which negotiate rental and purchase terms on behalf of large groups of acute care and extended care organizations.  We believe that some of our larger customers desire alternatives to rental for at least some of their business, and we are evaluating and developing alternative models that will meet our customers’ needs now and into the future.

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

Competition

Our primary competitors with respect to TSS products for treatment of pulmonary complications in the ICU and wound treatment and prevention are Hill-Rom Company, Huntleigh Healthcare/Getinge, Stryker Corporation and UHS.  In the bariatric market, our primary competitors are Hill-Rom Company, Sizewise Rentals, Stryker Corporation and Huntleigh Healthcare.  We also compete on a regional, local and market segment level with a number of other companies.

Sales and Marketing

Our worldwide TSS sales organization consists of approximately 200 dedicated individuals, and we also have approximately 250 individuals in our sales organization that support both our AHS and TSS business units.  Because physicians and nurses are critical to the adoption and use of our TSS products, a major element of the sales force's responsibility is to educate and train these medical practitioners in the application of our products, including the specific knowledge necessary for optimal clinical outcomes and reducing the cost of patient care.  Our sales organization includes approximately 100 TSS healthcare professionals whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols.  These professionals educate acute care and extended care organizations on the use of our products.

Operations and Manufacturing

Through our network of service centers, we are able to rapidly deliver, manage and service our products at major hospitals in the United States, Canada, Australia, New Zealand, Singapore, South Africa and most major European countries.  This extensive network is critical to securing national contracts with GPOs.  Our network also provides a platform for the rapid introduction of new products.  Our U.S. operations have a national 24-hour, seven days-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers’ needs.  In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals.  Our TSS business shares certain resources with the AHS business, including our KCI Express website and approximately 850 employees located in San Antonio at our Advantage Center who perform functions associated with customer service and sales administration.  In the United States, we distribute our TSS products through a network of 111 service centers, which gives us the ability to deliver our products to any major Level I domestic trauma center rapidly.  Our international operations distribute our TSS products through a network of 57 service centers.  These international service centers are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market but vary by country to ensure we meet the unique needs of our international customers.

Our manufacturing plant in San Antonio, Texas currently manufactures our TSS products.  Our manufacturing processes for TSS products, including mattress replacement systems and overlays, involve producing final assemblies in accordance with a master production plan.  Assembly of our products is accomplished using metal parts, including bed frames, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers.  Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers.  The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is reasonably low.  Our manufacturing processes and quality systems are intended to comply with appropriate FDA and ISO requirements.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

U.S. Healthcare Reform

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

Intellectual Property

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties.  We seek patent protection in the United States and abroad.  We have approximately 230 issued U.S. patents and 275 pending U.S. patent application relating to our existing and prospective products.  Globally, we have approximately 1,485 issued patents and 1,710 pending patent applications.  Many of our specialized beds, medical devices and services are offered under proprietary trademarks and service marks.  We have 90 trademarks registered with the U.S. Patent and Trademark Office.  We also have agreements with third parties that provide for the licensing of patented and proprietary technology.

We have patent rights relating to our existing and prospective NPTP products, in the form of owned and licensed patents, including approximately 110 issued U.S. patents and 210 U.S. patent applications pending.  Our worldwide patent portfolio (including owned and licensed patent assets) relating to our NPTP products includes approximately 985 issued patents and 1,440 pending patent applications, including protection in Europe, Canada, Australia, Japan and the U.S.  Most of the patents in our patent portfolio have a term of 20 years from their date of priority.

Beginning in 1993, we licensed certain patents from Wake Forest University relating to NPWT (the “Wake Forest Patents”).  The Wake Forest Patents expire in November 2012 in certain international markets and June 2014 in the U.S.  The license agreement terminates according to its terms upon expiration of the licensed patents.  Claims from two of the Wake Forest U.S. patents were held to be invalid in October 2010 by the U.S. District Court for the Western District of Texas.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  For additional information relating to our litigation, see Item 3: “Legal Proceedings."

There are certain primary patents and patent applications that we rely upon to protect our regenerative medicine technology.  Eight U.S. patents and 30 pending U.S. patent applications cover various aspects of our regenerative medicine technology, including various aspects of the products, methods and apparatus for using, preparing, preserving and freeze-drying tissue-based products.  Our regenerative medicine technology also relies upon certain knowledge that we consider proprietary, and we protect such information as trade secrets, as business confidential information or as know-how.  Additionally, we license rights to additional technologies, some of which are protected by patents owned by others.  We also have applied for patent protection in several foreign countries.  Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

We are subject to legal proceedings involving our patents that are significant to our business.  These proceedings are discussed subsequently in Item 3: “Legal Proceedings."

Research, Development and Clinical Sciences

Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.

In 2010, we continued our successful track record of advancing therapies in our AHS, LifeCell and TSS businesses through new product introductions and significant enhancements to existing products.  Our development and commercialization of our NPTP products, including proprietary, differentiated disposable dressings, has established us as a leader in advanced wound care and tissue healing.  With the integration of LifeCell products, we now offer a portfolio of tissue matrix products that are used in a variety of surgical procedures including: breast reconstruction, abdominal wall reconstruction, and orthopedic repair.  From LifeCell, we also gained valuable competencies in biological matrix and tissue regeneration technologies to complement our product development efforts.  Our TSS technology originated with the introduction of the RotoRest bed over 30 years ago.  Since that time, we have continued to develop and commercialize a broad spectrum of TSS products which have significantly enhanced patient care.  Additionally, we are committed to clinical research that continues to demonstrate the benefits of our technologies.

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

We are devoted to the discovery, development and commercialization of innovative, high-technology therapies and products that are designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  Our current research and development activities are accomplished through over 300 employees worldwide.  In 2010, we formed the Center for Advanced Research and Technology (“ART”) to identify, develop and acquire new technologies to support product development in our AHS, LifeCell and TSS businesses.  Significant investments in our 2010 research, development and clinical sciences include:

•	new products designed to simplify use and tailored to the needs of different wound types and care settings;
•	new applications of negative pressure technology and unique differentiated dressings for other therapeutic modalities;
•	development of new surgical applications for regenerative tissue matrices;
•	research on new technologies in wound healing and tissue repair;
•	research programs designed to expand our product line in the rapidly growing biosurgery market, and
•	initiation, execution or support of a number of clinical trials, registries, development studies, and investigator initiated trials.

Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2010	2009	2008

Research and development spending	$90,255	$92,088	$75,839
Percentage of total revenue	4.5%	4.6%	4.0%

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

Regulatory Matters

Regulation of Medical Devices in the United States

The development, manufacture, sale and distribution of our medical device products are subject to comprehensive federal and state governmental regulation.  Most notably, all of our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act (“FDC Act”) as implemented and enforced by the FDA.  The FDA, and in some cases other government agencies, administer requirements covering the design, testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of our products.

Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by making a 510(k) submission) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act.  In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement.  The FDA’s 510(k) clearance process usually takes from four to twelve months, but it may last longer.  The process of obtaining PMA approval is much more costly, uncertain and may take three or more years.  We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.

FDA regulatory requirements for the human allograft tissue processed and distributed by our LifeCell tissue regeneration business unit are complex and constantly evolving.  The FDA sets forth criteria for determining whether human cells, tissues and cellular and tissue-based products (“HCT/P”) can be regulated solely under Section 361 of the Public Health Service Act, i.e. as a “361” HCT/P (as opposed to a medical device or biologic regulation).  A product containing human tissue may be regulated solely as a HCT/P or it may also be subject to regulation as a medical device or biologic.  The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions).  HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

We believe that AlloDerm, Cymetra, GRAFTJACKET and Repliform satisfy FDA requirements to be considered a HCT/P, eligible for regulation solely as a “361” HCT/P, and therefore, do not require specific FDA clearance or approval for commercial distribution of these products.  Correspondence between LifeCell and FDA does provide confirmation that AlloDerm, Cymetra, GRAFTJACKET, and Repliform are appropriately regulated as “361” HCT/P.  AlloCraft DBM is regulated as an HCT/P and medical device and had received 510(k) clearance.  Our xenograft products, e.g. Strattice, are regulated as medical devices and have all received 510(k) clearance.

After a device is placed on the market, numerous regulatory requirements continue to apply.  Those regulatory requirements include the following: device listing and establishment registration; adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation and other quality assurance procedures; labeling requirements and FDA prohibitions against the promotion of off-label uses or indications; adverse event reporting; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and requirements relating to voluntary corrections or removals.

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

In October 2009, we became aware of an investigation being conducted by the FDA into the safety of certain power cords supplied to medical device manufacturers, including KCI, by Electri-cord Manufacturing Company.  Due to the potential safety risks associated with the 110 volt AC power cords manufactured by Electri-cord, we initiated a voluntary correction of specific KCI for-sale products in order to inspect and replace the affected power cords.  Affected products include AHS and TSS products.  With respect to KCI’s AHS and TSS rental fleets, the power cord replacements will occur during normal service cycles.  KCI reported this voluntary correction to the FDA and the agency published this action as a Class II recall in a February 2010 enforcement report.  In November 2010, the FDA notified KCI that they had completed the audit of KCI’s actions concerning the recall, concluded that the recall has been completed and there has been proper disposition of the recalled articles.  Therefore, the FDA considers the recall terminated.

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

Regulation of Medical Devices Outside of the United States

Medical device laws also are in effect in many of the non-U.S. markets in which we do business.  These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications.  Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems.  Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation.  For example, the European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union.  Medical devices deemed to be in the high risk classifications, such as Strattice, further undergo a distinct design review by the notified body prior to certification.  Certification allows manufacturers to stamp the products with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union.

Human Tissue Regulation

In addition to the regulations applicable to our products generally, procurement of certain human organs and tissue are subject to federal and state regulations, such as NOTA, which prohibits the sale of any human organ or tissue.  The FDA has also issued regulations that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow Good Tissue Practice in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases.  Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements.  The FDA regulations also require us to report adverse reactions and deviations from donor screening and other applicable requirements. Listing and establishment registration requirements also apply to human tissue products.

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

Medical Record Confidentiality and Privacy Laws

The Health Insurance Portability and Accountability Act (“HIPAA”) covers a variety of provisions which impact our business, including the privacy of patient healthcare information, the security of that information and the standardization of electronic data transactions for billing.  Sanctions for violating HIPAA include criminal penalties and civil sanctions.  HIPAA’s privacy regulations restrict the use and disclosure of certain individually identifiable protected health information (“PHI”).  The HIPAA security standards require us to implement certain measures to protect the security and integrity of electronic PHI.  HIPAA regulations regarding standardization of electronic data billing transactions also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized billing codes as smooth as possible. However, the healthcare industry’s continued transition to standardized billing codes may create billing difficulties or business interruptions for us.

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

Employees

We currently have approximately 6,900 employees worldwide, the majority of whom are located in North America.  Other major concentrations of employees are located in Europe and at our manufacturing, research and development and engineering operations based in the United Kingdom and Ireland.  None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.  We believe that our relationship with our employees is generally good.

Availability of Securities and Exchange Commission Filings

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.kci1.com, as soon as reasonably practicable after we file or furnish such information to the SEC.  Information contained on our website is not incorporated by reference to this report.

ITEM 1A.      RISK FACTORS

Risks Related to Our Business

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses, which are intensely competitive and are characterized by rapid technological change.  We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources.  Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors.  Our ability to compete with other developers of advanced therapies and technologies will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances.  Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive.  Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.  For additional information regarding our competitive positioning, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Competition; LifeCell—Competition; and Therapeutic Support Systems—Competition.”

We expect competition in our AHS business to increase over time as competitors introduce additional competing products in the advanced wound care market.  As our patents in the field of NPWT expire over time, we expect increased competition with products adopting basic NPWT technologies.  In October 2010, certain patent claims licensed to KCI by Wake Forest University were held to be invalid in litigation with Smith & Nephew by the U.S. District Court for the Western District of Texas.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in light of the various invalidity rulings around the world and the Wake Forest royalty litigation.  For additional information regarding our patent litigation, see Item 3: “Legal Proceedings.”

Our NPWT systems also compete with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care in the United States and internationally.  Our LifeCell business is facing increasing competition from providers of autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.  In addition, consolidation and the entrance of new low-cost competitors to our TSS business have greatly increased competition and pricing pressure in the United States and abroad.  These companies have competed in all areas, but most effectively with our most price sensitive customers such as extended care facilities, and have grown in size and scale.  If we are unable to effectively differentiate our products from those of our competitors, our market share, sales and profitability could be adversely impacted.

If we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed.

Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products.  Innovation in developing new product lines and in developing enhancements to our existing products is required for us to grow and compete effectively.  The completion of development of any new products remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or manufacturing problems; extended lead times in obtaining required regulatory approval of new products; the possibility of significantly higher development costs than anticipated; and gaining customer acceptance.  Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.

Our current and future products are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and other national, federal and state governmental authorities.  We may be required to undertake time-consuming and costly development and clinical activities and seek regulatory clearance or approval for expanded clinical applications for current products and new products.  Clearance and/or approval might not be granted for a new or modified product or expanded uses of existing products on a timely basis, if at all.

Applicable regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Recently, the FDA issued proposed rules which may result in substantial changes to the 510(k) clearance process for medical devices.  Among the proposed changes, the clearance of certain medical devices may be subject to facility inspections to ensure compliance with Good Manufacturing Practices rules and regulations.  If the proposed rules are made final in their current form, we expect that obtaining 510(k) clearances for KCI medical devices in the future may become more difficult and time consuming.  Any substantial increase in requirements which are imposed on KCI as a result of new rules could potentially delay our development and commercialization of new medical device products.  Additionally, the FDA could prohibit distribution of existing products for new uses until clearance or approval is obtained.  We cannot assure that clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all.  Also, our determination that our allograft products are eligible for regulation as human cellular and tissue-based product is limited to their current intended uses.  In the future, we may wish to market our allograft products for new intended uses, which may be require premarket clearance or approval under FDA medical device or biologic regulations, which could be time consuming and costly.  Our failure to maintain clearances or approvals for existing products or to obtain clearance or approval for new or modified products could adversely affect our results of operations and financial condition.

In addition, we may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care, therapeutic support systems or regenerative medicine for the purpose of developing competing products, or for the sole purpose of asserting claims against us.  Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products.

If we are unsuccessful in protecting and maintaining our intellectual property, our competitive position could be harmed.

Our ability to enforce our patents and those licensed to us, together with our other intellectual property, is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries.  We own or license numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as such technologies are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  We often retain certain knowledge that we consider proprietary as confidential and elect to protect such information as trade secrets, as business confidential information or as know-how.  In these cases, we rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position.  Our intellectual property rights may not prevent other companies from developing functionally equivalent products, developing substantially similar proprietary processes, or otherwise gaining access to our confidential know-how or trade secrets.

When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise unenforceable or are already licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  Since 2007, multiple requests for reexamination of patents owned or licensed by KCI relating to our AHS business were granted by the U.S. Patent and Trademark Office.  If we are unable to enforce our intellectual property rights our competitive position could be harmed. For more information on our current intellectual property litigation, see Item 3: “Legal Proceedings.”

We have agreements with third parties pursuant to which we license patented or proprietary technologies.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses could be adversely impacted.

KCI and its affiliates are involved in multiple intellectual property litigation suits in the United States and Europe, as described in Item 3: “Legal Proceedings.”  If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share in the markets where we compete could be negatively impacted due to increased competition and pricing of our products could decline significantly, either of which would negatively affect our financial condition and results of operations.  For example, in the United Kingdom and Germany, where certain patent claims relating to NPWT were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in AHS revenue as a result.  Also, in October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  For the years ended December 31, 2010, 2009 and 2008, royalty payments to Wake Forest under the licensing agreement were approximately $86 million, $89 million and $93 million, respectively.  Although an answer has not been filed in this case, it is likely that Wake Forest will claim damages against KCI for breach of contract or patent infringement.  We believe that our defenses to any damages claims are meritorious and we intend to vigorously defend against any such claims.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.

Third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. and internationally due to the Wake Forest royalty litigation and the invalidation of Wake Forest patent claims around the world.  We derived approximately 69% and 71% of total revenue for 2010 and 2009, respectively, from our NPWT products worldwide.

The adoption of healthcare reform in the U.S. may adversely affect our business and financial results.

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010 (“PPACA”) which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010.  Under PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans.  The increased costs to the U.S. government from PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes, including an anticipated $20 billion tax on medical devices beginning in 2013.  Although details concerning this tax will not be known until specific regulations are promulgated over the coming months, PPACA is expected to impose a tax of 2.3% on qualifying products, which would include a number of products manufactured by KCI, beginning in 2013.  PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014.  In addition, PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care.  PPACA increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act (“FCA”) and government enforcement tools, which may adversely impact healthcare companies.

In addition to PPACA discussed above, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level.  We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us.  We are continuing to evaluate the impact that PPACA is expected to have on our business. The taxes imposed by the new federal legislation and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payers for our products and reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources and require significant charges or write-downs.

We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances.  We may be unable to find suitable acquisition candidates or appropriate partners with which to form alliances.  Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete the acquisitions or alliances on favorable terms, if at all. Future acquisitions may reduce our cash available for operations or other uses.  In addition, the process of integrating an acquired business, technology, service or product into our existing operations could result in unforeseen difficulties and expenditures.  Integration of an acquired company often requires significant expenditures as well as significant management resources that otherwise would be available for ongoing development of our other businesses.  Moreover, we may not realize the anticipated financial or other benefits of an acquisition or alliance.

         We may be required to take charges or write-downs in connection with acquisitions.  Our financial results, including earnings per share, could be adversely affected by financial adjustments required by U.S. GAAP in connection with our acquisitions where significant goodwill or intangible assets are recorded.  To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

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

In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs.  These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of biologicals, durable medical equipment (“DME”), medical devices, and related supplies in various care settings.  Adverse interpretation or application of Medicare contractor coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products.  Such determinations and changes can often be challenged only through an administrative appeals process.  From time to time, we have been engaged in dialogue with the medical directors of the various Medicare contractors, including the Durable Medical Equipment Medicare Administrative Contractors (“DMACs”) in order to clarify local coverage policies for our tissue matrix and NPWT products. In some instances relating to reimbursement of our NPWT products, the DMAC medical directors have indicated that their interpretation of the NPWT coverage policy differs from ours.  Although we have informed the DMACs and medical directors of our positions and billing practices, our dialogue has yet to resolve all open issues. In the event that our interpretations of NPWT coverage policies in effect at any given time do not prevail, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our AHS revenue from Medicare placements in the United States.

In addition, the current Medicare NPWT coverage policy instructs the DMACs to initially deny payment for any NPWT placements that have extended beyond four months in the home; however, we are permitted to appeal such non-payment on a claim-by-claim basis.  As of December 31, 2010, we had approximately $11.6 million in outstanding receivables relating to Medicare NPWT placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied.  We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment.  We may not be successful in collecting these amounts.  Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables.  In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed claims in the future.

If we are unable to obtain expanded reimbursement for our products in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.

The successful global expansion of our business is dependent upon our ability to obtain expanded reimbursement for our products in the United States and in foreign jurisdictions.  We are continuing our efforts to obtain reimbursement for Strattice and V.A.C. Therapy systems and related disposables in foreign jurisdictions.  For V.A.C. Therapy systems and related disposables, these efforts have resulted in varying levels of reimbursement from private and public payers in multiple countries, mainly in the acute care setting.  In these jurisdictions and others outside the United States, we continue to seek expanded homecare reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy Systems and related disposables in these markets.  For our LifeCell business, work has begun to secure appropriate coding, coverage and reimbursement for AlloDerm in Canada, and for Strattice throughout Europe, the Middle East and Africa.  If we are unable to obtain expanded reimbursement, our international expansion plans could be delayed and our plans for growth could be negatively impacted.  For a more detailed discussion of our reimbursement efforts, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Reimbursement; and LifeCell—Reimbursement.”

U.S. Medicare reimbursement of competitive products and the implementation of the Medicare competitive bidding program could reduce the reimbursement we receive and could adversely affect the demand for our V.A.C. Therapy Systems in the United States.

From time to time, Medicare publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  Since 2005, Medicare has assigned NPWT reimbursement codes to several devices being marketed to compete with V.A.C. Therapy Systems.  Due to the introduction of competitive products, the Centers for Medicare and Medicaid Services (“CMS”) and other third-party payers could attempt to reduce reimbursement rates on NPWT or its various components through competitive bidding or otherwise, which could negatively impact our AHS revenue from U.S. Medicare placements.

In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. In 2008, the Medicare competitive bidding program was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act (“MIPPA”).  MIPPA exempted NPWT from the first round of competitive bidding and delayed implementation of the second round of competitive bidding.  The law also imposed a 9.5% price reduction for all U.S. Medicare placements of our NPWT products as of January 2009.  The 9.5% reduction in reimbursement resulted in lower Medicare reimbursement levels, which negatively impacted our 2010 and 2009 total revenue by less than 1%, compared to pre-2009 reimbursement levels.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  In the event that CMS adopts policies or procedures that are unfavorable to us, any resulting reduction in reimbursement could materially and adversely affect our business and operating results.

U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could adversely affect the demand for our products.

In 2006, CMS finalized new provisions for the hospital inpatient prospective payment system (“IPPS”) which included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group (“DRG”) payment amount made to hospitals for certain patient conditions.  In 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination.  As expected, payments have increased for hospitals serving more severely ill patients and decreased for those serving patients who are less severely ill.  The fiscal year 2009 IPPS final rule, issued in 2008, announced the completion of the transition to the severity-adjusted DRGs.  The changes to IPPS reimbursement procedures have placed downward pressure on prices paid by acute care hospitals to KCI and have somewhat affected the demand for our products used for inpatient services.

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

As a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers.  Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits.  To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers.  Such audits may also be initiated as a result of recommendations made by government agencies, such as those in the June 2007 OIG report.  For more information on claims audits, see Note 13 of the Notes to the Consolidated Financial Statements.  CMS’s Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse, seeks to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services.  KCI could be subjected to such reviews in any number of states potentially resulting in demands for refunds or assessments of penalties against KCI, which could have a material adverse impact on our financial condition and results of operations.

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

There are numerous rules and requirements governing the submission of claims for payment to federal and state healthcare programs. In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities.  If we fail to adhere to these requirements, the government could allege we are not entitled to payment for certain claims and may seek to recoup past payments made.  Governmental authorities could also take the position that claims we have submitted for payment violate the federal False Claims Act (“FCA”).  The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the FCA or similar state provisions could result in a significant loss of reimbursement and/or the payment of significant fines and may have a material adverse effect on our operating results.  Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations could be significant.
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

We are subject to various federal, state and foreign laws pertaining to healthcare pricing and fraud and abuse, including prohibitions on kickbacks and the submission of false claims and restrictions on relationships with physicians and other referral sources.  We have numerous business arrangements with physicians and other potential referral sources.  Although we believe these arrangements or the remuneration provided thereunder in no way violate the federal Anti-Kickback Statute, the Stark Law or similar state laws, governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates these statutes or laws.  In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal healthcare program for items or services realized as a result of such violations also violates the FCA.  Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations.  Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.

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

Our business is partly dependent on major contracts with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”).  Our relationships with these organizations pose several risks.

Our products can be contracted under national tenders or with larger hospital GPOs.  The healthcare industry has been consolidating, and as a result, transactions with customers are larger and more complex.  The purchasing power of these larger customers has increased, and may continue to increase, generating downward pressure on product pricing. The majority of our AHS and TSS U.S. hospital sales and rentals are made pursuant to contracts with GPOs.  At any given time, we are typically at various stages of responding to bids and negotiating and renewing expiring GPO agreements.  Failure to be included in certain of these agreements could have a material adverse effect on our business, including sales and rental revenues.  The contracting practices of GPOs change frequently to meet the needs of their member hospitals.  An emerging trend is for GPOs to offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program.  Participation by us in such programs may require increased discounting, and failure to participate or be selected for participation in such programs may result in a reduction of sales to the member hospitals.  In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs).  IDNs and health systems often make key purchasing decisions and have influence over a GPO’s contract decisions.  This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or enhancements.  GPOs, IDNs and large health care providers have communicated that their member hospitals have limited access to capital, and they have increased their focus on pricing and on limiting price increases.  Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of AHS, LifeCell and TSS products.

For all three of our business units, we obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements.  While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful.  Manufacturing disruptions experienced by our suppliers may jeopardize our supply of finished products and components.  A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology.  Any casualty, natural disaster or other significant disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.  For more information regarding our sole-source supply arrangements, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Operations and Manufacturing; LifeCell—Operations and Manufacturing; and Therapeutic Support Systems—Operations and Manufacturing.”

Any shortfall in our ability to procure unprocessed tissue or manufacture Strattice and AlloDerm in sufficient quantities to meet market demand would negatively impact our growth.

Demand for our tissue matrix products is significant and increasing in the United States, and we have expanded our manufacturing capabilities to meet this demand.  In 2009, we finalized the validation of a new manufacturing suite in our existing facility that is now fully operational.  We believe that demand for Strattice is likely to increase further during our planned expansion into additional countries in Europe, the Middle East and Africa (“EMEA”).  Also, demand growth for AlloDerm continues to be strong in the U.S. in light of a demonstrated physician preference for AlloDerm in breast reconstruction applications.  Sales of Strattice and AlloDerm may be constrained in the future by our ability to manufacture sufficient quantities to meet demand, as they were in 2009.  During 2010, our inventory levels of Strattice and AlloDerm have returned to levels sufficient to meet market demand.  However, any inability to manufacture sufficient quantities of our products to meet demand in the future could have a material adverse effect on our LifeCell business.   For more information respecting our procurement of tissue for our AlloDerm and Strattice products, see Item 1: “Business—Information Related to Business Units—LifeCell—Operations and Manufacturing.”

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace.  The manufacture of all of our LifeCell regenerative medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey, where we completed validation of a new manufacturing suite that became operational in 2009.  The manufacture of our AHS disposable supplies is conducted at our manufacturing facility in Athlone, Ireland and the manufacturing facility of Avail Medical Products, Inc., one of our third-party suppliers, in Mexico.  Any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply our LifeCell products or AHS products, which would impair our LifeCell or AHS revenue growth, respectively.  We take precautions to safeguard the facilities, including security, health and safety protocols and off-site backup and storage of electronic data.  Additionally, we maintain property insurance that includes coverage for business interruption.  However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses.  Insurance coverage may not be adequate to fully cover losses in any particular case.  Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

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

Our operations outside the United States, which represented approximately $510 million, or 25%, of our total revenue for the year ended December 31, 2010 and $517 million, or 26%, of our total revenue for the year ended De`cember 31, 2009, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the United States;
•	trade protection measures and import and export licensing requirements;
•	changes in foreign regulatory requirements and tax laws;
•	alleged or actual violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial anti-bribery and anti-corruption laws in the foreign jurisdictions in which we do business;
•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;
•	political and economic instability;
•	complex tax and cash management issues;
•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and
•	longer-term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.

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

For example, the Health Insurance Portability and Accountability Act defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government healthcare programs.  Further, under separate statutes, any improper submission of claims for payment, causing any claims to be submitted that are “not provided as claimed,” or improper price reporting for products, may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results.

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

In addition, new FDA guidance and new and amended regulations that regulate the way we do business may occasionally result in increased compliance costs.  Recently, the FDA issued proposed rules which may result in substantial changes to the 510(k) clearance process for medical devices.  If the proposed rules are made final in their current form, we expect that obtaining 510(k) clearances for KCI medical devices in the future may become more difficult and time consuming.  Any substantial increase in requirements which are imposed on KCI as a result of new rules could potentially delay our development and commercialization of new medical device products.  In 2007, standardization agencies in Europe and Canada adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. Compliance with the IEC 60601 third edition series of standards is expected to be mandatory in Europe and Canada effective in 2012 and in the United States effective in 2013.  These revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.

Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets.  Recently, the credit and capital markets experienced extreme volatility and disruption, leading to recessionary conditions and depressed levels of consumer and commercial spending.  We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries.  Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit which may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

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

Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products.  We maintain product liability insurance; however, we cannot be certain that (i) the level of insurance will provide adequate coverage against potential liabilities, (ii) the type of claim will be covered by the terms of the insurance coverage, (iii) adequate product liability insurance will continue to be available in the future, or (iv) the insurance can be maintained on acceptable terms.  The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase operating expenses and could materially and adversely affect our results of operations and financial position.

Some LifeCell products (AlloDerm, GRAFTJACKET, AlloCraft DBM and Repliform) contain donated human cadaveric tissue.  The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease.  LifeCell Corporation is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines.  LifeCell Corporation and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies.  These regulations have strict requirements for testing donors to prevent communicable disease transmission.  However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.  LifeCell Corporation is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although LifeCell Corporation intends to defend against these actions, there can be no assurance that LifeCell Corporation will prevail.  Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses.  Also, in September 2010, LifeCell Corporation and KCI were served with two lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial.  The law firms representing plaintiffs in these cases are actively soliciting and publicly advertising in an effort to recruit additional plaintiffs for hernia repair cases.  The publicity around the BTS cases and the active solicitation of plaintiffs in the AlloDerm cases could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely impact the growth rates of our LifeCell business.

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

Our indebtedness as of December 31, 2010 was approximately $1.2 billion.  In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016, which represents a $350.0 million increase from our previous revolving credit facility.  The Company also has the right at any time to increase its borrowings under the new credit agreement by an aggregate additional amount up to $500.0 million.  For further information on our new senior credit facility, see Note 17 of the Notes to the Consolidated Financial Statements.

The term loan portion of our credit facilities has a required scheduled amortization, with the percentage to be amortized increasing over the term of the loan.  As a result of our outstanding debt, demands on our cash resources for debt service could have the effect of: reducing funds available to us for our operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness; and increasing our vulnerability to a general economic downturn or a significant reduction in the prices paid for the our products caused by the coverage or reimbursement decisions of third-party payers such as Medicare and private insurance.  The debt service obligations may place us at a competitive disadvantage compared to our competitors with less debt, affecting our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes, and subjecting us to the risks of higher interest rates.

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

Our credit facilities contain financial covenants requiring us to meet certain leverage and interest coverage ratios. We may not be able to maintain these ratios.  As of December 31, 2010, we were in compliance with all covenants under the then current senior credit agreement.

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

During 2008, we closed our offering of $690 million aggregate principal amount of the Convertible Notes.  Holders of our Convertible Notes may, under certain circumstances, convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at any time on or prior to maturity.  If the price of our common stock exceeds the conversion price, initially $51.34 per share, the Convertible Notes will cause a dilution in our reported earnings per share.  A conversion of some or all of the Convertible Notes will also dilute the ownership interests of existing shareholders.  In addition, the anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

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

We conduct our LifeCell manufacturing operations, including tissue processing, warehousing and distribution at a single location in Branchburg, New Jersey.  We lease the facility, which includes office, laboratory, manufacturing and warehouse space.  In addition, we lease additional warehouse and laboratory space in Readington, New Jersey.

We lease office space for general corporate purposes.  Internationally, we lease 57 service centers.  International manufacturing, research and development and engineering operations are based in the United Kingdom, Ireland and Belgium.  Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C.Via, Prevena, ABThera and other V.A.C. Therapy units and now also manufactures certain V.A.C. Therapy disposable products for our global markets.  In addition, the Ireland plant manages third-party manufacturers, global purchasing, supplier agreements and distribution of our V.A.C. Therapy products.

We are currently involved in litigation with the owners of our corporate headquarters in San Antonio, Texas relating to the failure of the owners to properly maintain certain essential services in the building.  We are currently evaluating various options for our headquarter facilities.  With the exclusion of the matters of issue in the headquarter litigation, we believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2011.

The following is a summary of our primary facilities:
Owned
Location	Description	Segment	or Leased

KCI Tower – San Antonio, TX	Corporate Headquarters	Shared Services	Leased

KCI Plaza – San Antonio, TX	Corporate Offices	Shared Services	Leased

KCI Manufacturing – San Antonio, TX	Manufacturing Plant and Repair Services	AHS and TSS	100% Owned

KCI North IV - San Antonio, TX	Customer Service Center	AHS and TSS	Leased

KCI North V - San Antonio, TX	R&D and Medical Facility	AHS and TSS	Leased

KCI North VI - San Antonio, TX	Billings & Collections	AHS and TSS	Leased

KCI North VII - San Antonio, TX	Information Technology Personnel	Shared Services	Leased

LifeCell – Branchburg, NJ	LifeCell Corporate Offices, Operations and Manufacturing	LifeCell	Leased

Parktoren – Amstelveen, The Netherlands	Corporate Offices	Shared Services	Leased

KCII Shared Services – Budapest, Hungary	Financial and Other Shared Services	Shared Services	Leased

KCII R&D - Dorset, United Kingdom	R&D and Administrative Offices	AHS	Leased

KCII Manufacturing – Athlone, Ireland	Manufacturing Plant	AHS	Leased

KCII Manufacturing – Peer, Belgium	Manufacturing Plant	AHS	Leased

ITEM 3.      LEGAL PROCEEDINGS

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and before the U.S. Patent and Trademark Office (“USPTO”).  Additionally, from time to time, KCI is a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents.  It is not possible to reliably predict the outcome of the proceedings described below.  However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under the Wake Forest Patents licensed to KCI have been asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  For the years ended December 31, 2010, 2009 and 2008, royalty payments to Wake Forest under the licensing agreement were approximately $86 million, $89 million and $93 million, respectively.  Although an answer has not been filed in this case, it is likely that Wake Forest will claim damages against KCI for breach of contract or patent infringement.  We believe that our defenses to any damages claims are meritorious and we intend to vigorously defend against any such claims.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI does not plan to join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI likely will be required to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and a second case against Medela, for the manufacture, use and sale of NPWT products which we alleged infringe claims of patents licensed exclusively to KCI by Wake Forest.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  As a result, KCI has initiated the Wake Forest royalty litigation described above, and KCI is not planning to participate in any appeal of the Smith & Nephew litigation.  The case against Medela’s gauze-based devices remains pending, but was recently stayed by the Federal District Court.  The Medela case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  This case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, neither the patent infringement case nor the state court case against ITI and its principals is set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case is not currently set for trial.  This case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision.  This case, and KCI’s involvement in it, could be impacted by the Wake Forest royalty litigation described above.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  A ruling in this case could be made at any time.  This case, and KCI’s involvement in it, may be impacted by the Wake Forest royalty litigation described above.

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

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in March 2011.

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010 the Court of Appeal upheld the validity of key claims of both patents, and the finding of infringement on the ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

LifeCell Litigation

In September 2005, LifeCell Corporation recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell Corporation promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell Corporation did not receive any donor tissue from BTS after September 2005.  LifeCell Corporation was named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fell within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell Corporation resolved all of those lawsuits, which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

In September 2010, LifeCell Corporation and KCI were served with two lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We do not expect these cases to have a material impact on our results of operations or our financial position.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Our common stock has traded on the New York Stock Exchange under the symbol "KCI" since February 24, 2004, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange:

2010	High	Low

First Quarter	$ 53.01	$ 37.69
Second Quarter	$ 50.27	$ 36.51
Third Quarter	$ 37.78	$ 31.84
Fourth Quarter	$ 42.41	$ 34.47

2009	High	Low

First Quarter	$ 27.43	$ 18.20
Second Quarter	$ 29.37	$ 20.42
Third Quarter	$ 37.46	$ 25.05
Fourth Quarter	$ 39.25	$ 32.83

On February 25, 2011, the last reported sale price of our common stock on the New York Stock Exchange was $47.34 per share.  As of February 25, 2011, there were approximately 558 shareholders of record of our common stock.

We do not currently pay cash dividends on our common stock. Any future payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  Our Board of Directors currently intends to retain any future earnings to support our operations and to finance the growth and development of our business and does not intend to declare or pay cash dividends on our common stock for the foreseeable future.  In addition, our senior credit agreement places restrictions on our ability to declare or pay dividends on, or repurchase or redeem, any of our outstanding equity securities.  For more information regarding the restrictions under our Senior Credit Agreement, see "Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Credit Facility."

(b)         None.

(c)         Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)

October 1 – 31, 2010	428	$ 37.88	N/A	N/A

November 1 – 30, 2010	13,339	$ 39.60	N/A	N/A

December 1 – 31, 2010	1,532	$ 41.22	N/A	N/A

Total	15,299	$ 39.72	N/A	N/A

(1) Shares purchased and retired in connection with the withholding of shares to satisfy minimum tax withholding obligations upon vesting of previously issued shares of restricted common stock.
(2) The share repurchase program authorized by the Board of Directors in October 2008 expired September 30, 2009, and no subsequent share repurchase program has been authorized.

STOCK PERFORMANCE GRAPH

The following graph shows the change in our cumulative total shareholder return since December 31, 2005 based upon the market price of our common stock, compared with: (a) the cumulative total return on the Standard & Poor’s 500 Large Cap Index and (b) the Standard & Poor’s Healthcare Equipment Index.  The graph assumes a total initial investment of $100 as of December 31, 2005, and shows a "Total Return" that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period.  The performance on the following graph is not necessarily indicative of future stock price performance.

	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10

Kinetic Concepts	100.00	111.04	99.47	130.71	134.71	100.38	48.24	68.54	94.69	91.83	105.33
S&P 500	100.00	102.71	115.80	123.85	122.16	107.60	76.96	79.40	97.33	90.85	111.99
S&P Health Care Equipment	100.00	88.82	104.12	109.77	109.47	111.53	79.21	86.30	102.01	88.48	99.24

ITEM 6.      SELECTED FINANCIAL DATA

The following tables summarize our consolidated financial data for the periods presented.  You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this report.  The selected consolidated balance sheet data for fiscal years 2010 and 2009 and the selected consolidated statement of earnings data for fiscal years 2010, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report.  The selected consolidated statement of earnings data for fiscal years 2007 and 2006 and the selected consolidated balance sheet data for fiscal years 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report.  Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands, except per share data).

	Year Ended December 31,
	2010	2009	2008 (1)	2007	2006
Consolidated Statement of Earnings Data:
Revenue:
Rental	$1,140,568	$1,178,138	$1,199,778	$1,146,544	$979,669
Sales	877,184	814,506	678,131	463,400	391,967

Total revenue	2,017,752	1,992,644	1,877,909	1,609,944	1,371,636

Rental expenses (2)	625,277	640,346	693,103	644,586	571,676
Cost of sales	250,253	244,784	218,503	145,611	120,492

Gross profit (2)	1,142,222	1,107,514	966,303	819,747	679,468

Selling, general and administrative expenses (2)	568,166	532,308	455,380	396,909	333,532
Research and development expenses	90,255	92,088	75,839	50,532	36,694
Acquired intangible asset amortization	37,426	40,634	25,001	-	-
In-process research and development	-	-	61,571	-	-

Operating earnings	446,375	442,484	348,512	372,306	309,242

Interest income and other	851	819	6,101	6,154	4,717
Interest expense (3)	(87,053)	(104,918)	(80,753)	(19,883)	(20,333)
Foreign currency gain (loss)	(4,500)	(4,004)	1,308	(624)	(1,580)

Earnings before income taxes	355,673	334,381	275,168	357,953	292,046

Income taxes	99,589	105,679	108,724	120,809	96,578

Net earnings	$256,084	$228,702	$166,444	$237,144	$195,468

Net earnings per share:
Basic	$3.61	$3.26	$2.33	$3.34	$2.76

Diluted	$3.57	$3.24	$2.32	$3.31	$2.69

Weighted average shares outstanding:
Basic	70,869	70,110	71,464	70,975	70,732

Diluted (4)	71,748	70,542	71,785	71,674	72,652

	As of December 31,
	2010	2009	2008 (1)	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$316,603	$263,157	$247,767	$265,993	$107,146
Working capital	512,388	417,327	405,205	482,301	280,940
Total assets	3,075,999	3,038,565	3,003,452	1,057,585	842,442
Total debt (5)	1,105,062	1,306,493	1,515,776	68,592	208,249
Total shareholders' equity	1,483,079	1,177,471	903,370	677,020	356,213

(1) Amounts include the impact of our acquisition of LifeCell Corporation in May 2008.
(2) Shared-service support costs associated with our international subsidiaries of $27.1 million, $22.0 million, $28.0 million and $25.8 million for fiscal years 2009, 2008, 2007 and 2006, respectively, have been reclassified from rental expenses to selling, general and administrative expenses to conform to the 2010 presentation. For additional information on the shared-service support costs reclassification, see Note 1(a) of the Notes to Consolidated Financial Statements.
(3) Amount for fiscal year 2007 includes $7.6 million in expense for the redemption premium paid in connection with the redemption of our previously-existing 7 ⅜% senior subordinated notes combined with the write off of unamortized debt issuance costs associated with the previously-existing senior credit facility.
(4) Potentially dilutive stock options and restricted stock totaling 4,219 shares, 5,836 shares, 4,977 shares, 1,779 shares and 3,241 shares for fiscal years 2010, 2009, 2008, 2007, and 2006, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
(5) Total debt equals current and long-term debt and capital lease obligations.

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

•
Our Active Healing Solutions ™ business unit (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories:  Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our proprietary V.A.C.® Therapy portfolio, currently represents the primary source of revenue for the AHS business.  We continue to develop and commercialize new products and therapies to broaden and diversify our NPTP revenue streams.  During July 2010, our newest NPWT product, the V.A.C.ViaTM Therapy System, was placed on our first patient in the U.S.  In addition, during 2010, the Company launched our PrevenaTM Incision Management System (“Prevena”) globally.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we provide products and services to patients in the home and generally bill third-party payers directly.

•
Our LifeCell™ business unit is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based StratticeTM Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers.  The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other LifeCell products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.

•
Our Therapeutic Support Systems business unit (“TSS”) is focused on commercializing specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices.  Our TSS business unit rents and sells products in three primary surface categories: critical care, wound care and bariatric care.  Our critical care products, typically used in the ICU, are designed to address pulmonary complications associated with immobility; our wound care surfaces are used to reduce or treat skin breakdown; and our bariatric care surfaces assist caregivers in the safe and dignified handling of obese and morbidly obese patients, while addressing complications related to immobility.  We also have products designed to reduce the incidence and severity of patient falls in the hospital setting.

We are principally engaged in the rental and sale of our products throughout the United States and in 22 countries internationally.  We currently have approximately 6,900 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

A significant majority of our revenue is generated by our AHS business unit, which accounted for approximately 69.7% of total revenue for 2010, compared to 70.6% for 2009.  The sale of our LifeCell products accounted for 16.9% and 14.3% of our total revenue for 2010 and 2009, respectively.  Our TSS business accounted for approximately 13.4% and 15.1% of our total revenue for 2010 and 2009, respectively.  Operations for our North America geographic region accounted for 78.5% revenue for 2010, while our EMEA/APAC operations represented 21.5% of total revenue.

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

In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of Novadaq's SPY® Intraoperative Perfusion Assessment System in certain specified North American surgical markets.  The SPY Intraoperative Perfusion Assessment System enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table.  The newest version of the system, the SPY Elite Intraoperative Perfusion Assessment System, has been well received by surgeons and was launched at our sales meeting in January 2011.  LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution.  Novadaq will continue to be responsible for manufacturing and research and development.

In October 2010, we launched a new TSS therapy, the SkinIQ™ Microclimate Manager (“Skin IQ”).  Skin IQ is a waterproof, vapor-permeable cover system with bacterial barrier that uses KCI’s proprietary Negative Airflow Technology to actively reduce excess moisture and the temperature of the skin’s surface. This reduction in moisture and temperature is intended to help reduce the risk of maceration and the coefficient of friction, further reducing the shear forces that twist and tear the underlying blood vessels. Used in combination with a pressure redistribution mattress, such as our AtmosAir 9000 MRS, Skin IQ provides an excellent alternative to conventional Low-Air-Loss therapy.  Skin IQ is also designed to be compatible with many of the pressure redistribution mattresses on the market today.

In December 2010, we acquired substantially all of the assets and intellectual property of TechniMotion™ Medical, a U.S.-based company that designs and develops innovative and ergonomic patient handling systems for acute and post-acute patient care.  Among other innovations, TechniMotion products include patient lifts that enable out-of-bed transfers, seated transfers, and basic sit-to-stand maneuvers in a more comfortable and natural position, and a reclining bedside chair that allows bed transfers to be performed over the patient’s mattress.  The products, which promote safe patient handling, will be marketed through our TSS division.

In January 2011, we entered into a new credit agreement which was used to refinance existing debt and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016, which represents a $350.0 million increase from our previous revolving credit facility.  The Company also has the right at any time to increase its borrowings under the new credit agreement by an aggregate additional amount up to $500.0 million.  For further information on our new senior credit facility, see Note 17 of the Notes to the Consolidated Financial Statements.

In January 2011, we entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET® brand name, which our AHS business unit will use in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers.   Patients can be treated with GRAFTJACKET Matrix as part of the overall treatment regimen in a variety of care settings, including outpatient wound care clinics, physicians’ offices, or hospitals.  GRAFTJACKET Matrix may be used in conjunction with V.A.C. Therapy, providing a convenient option in caring for chronic wounds. The addition of GRAFTJACKET Matrix allows us to offer both negative pressure wound therapy and regenerative tissue matrix for the treatment of hard-to-heal wounds, providing clinicians two leading modalities for treating patients across the wound healing continuum.

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under the Wake Forest Patents licensed to KCI have been asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  See Item 3: “Legal Proceedings" and Note 13 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

We have three reportable operating segments which correspond to our three business units:  AHS, LifeCell and TSS.  We have two primary geographic regions for which we provide supplemental information:  North America, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  The results of our LifeCell operating segment have been included in our consolidated financial statements since the LifeCell acquisition date of May 27, 2008.  Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Year ended December 31, 2010 compared to Year ended December 31, 2009

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
			%
	2010	2009	Change
AHS revenue:
North America	$1,071,408	$1,066,124	0.5%
EMEA/APAC	334,785	340,451	(1.7)

Total – AHS	1,406,193	1,406,575	-

LifeCell revenue:
North America	334,800	284,075	17.9
EMEA/APAC	6,605	1,823	262.3

Total –LifeCell	341,405	285,898	19.4

TSS revenue:
North America	177,950	196,354	(9.4)
EMEA/APAC	92,204	103,817	(11.2)

Total – TSS	270,154	300,171	(10.0)

Total revenue	$2,017,752	$1,992,644	1.3%

For additional discussion on segment and operation information, see Note 15 of the Notes to the Consolidated Financial Statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
			%
	2010	2009	Change
North America revenue:
Rental	$910,417	$930,638	(2.2)%
Sales	673,741	615,915	9.4

Total – North America	1,584,158	1,546,553	2.4

EMEA/APAC revenue:
Rental	230,151	247,500	(7.0)
Sales	203,443	198,591	2.4

Total – EMEA/APAC	433,594	446,091	(2.8)

Total rental revenue	1,140,568	1,178,138	(3.2)
Total sales revenue	877,184	814,506	7.7

Total revenue	$2,017,752	$1,992,644	1.3%

The change in total revenue compared to the prior-year periods was due to increased LifeCell sales, partially offset by decreased TSS revenue.  Foreign currency exchange rate movements had a minimal impact on total revenue for 2010 as compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2010 to 2009:

	Year ended December 31,
	2010	2009	Change
Total revenue:
AHS revenue	69.7%	70.6%	(90 bps)
LifeCell revenue	16.9	14.3	260 bps
TSS revenue	13.4	15.1	(170 bps)

Total revenue	100.0%	100.0%

North America revenue	78.5	77.6	90 bps
EMEA/APAC revenue	21.5	22.4	(90 bps)

Total revenue	100.0%	100.0%

Rental revenue	56.5%	59.1%	(260 bps)
Sales revenue	43.5	40.9	260 bps

Total revenue	100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
			%
	2010	2009	Change
North America revenue:
Rental	$758,956	$757,745	0.2%
Sales	312,452	308,379	1.3

Total – North America	1,071,408	1,066,124	0.5

EMEA/APAC revenue:
Rental	156,035	164,950	(5.4)
Sales	178,750	175,501	1.9

Total – EMEA/APAC revenue	334,785	340,451	(1.7)

Total rental revenue	914,991	922,695	(0.8)
Total sales revenue	491,202	483,880	1.5

Total AHS revenue	$1,406,193	$1,406,575	-%

North American AHS revenue for 2010 was comparable to the prior year.  Foreign currency exchange movements had a minimal impact on worldwide AHS revenue for 2010 as compared to the prior year.

Foreign currency exchange rate movements negatively impacted EMEA/APAC AHS revenue by 1.4% in 2010 compared to the prior year.  EMEA/APAC AHS revenue, excluding the impact of foreign currency exchange rate movements, decreased from the prior year due primarily to lower pricing in price sensitive and highly-competitive markets driven largely by governmental austerity measures in response to a challenging economic environment.  The impact of lower AHS pricing in EMEA was partially offset by volume growth for new products and new geographies, particularly in Japan.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by geography, as well as the percentage change in each line item, comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
			%
	2010	2009	Change

North America	$334,800	$284,075	17.9%
EMEA/APAC	6,605	1,823	262.3

Total LifeCell revenue	$341,405	$285,898	19.4%

LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 93.6% and 92.1% of total LifeCell revenue for 2010 and 2009, respectively.  Direct sales of Strattice, our porcine-based reconstructive tissue matrix product, accounted for 40.5% and 31.2% of total LifeCell revenue for 2010 and 2009, respectively.  The growth in LifeCell revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration and geographic expansion.  The EMEA region contributed approximately 170 basis points of the LifeCell overall revenue growth rate for 2010 as we continued to penetrate the European markets.  LifeCell has introduced Strattice into eleven European countries.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
			%
	2010	2009	Change
North America revenue:
Rental	$151,250	$172,893	(12.5	) %
Sales	26,700	23,461	13.8

Total – North America revenue	177,950	196,354	(9.4)

EMEA/APAC revenue:
Rental	74,116	82,550	(10.2)
Sales	18,088	21,267	(14.9)

Total – EMEA/APAC revenue	92,204	103,817	(11.2)

Total rental revenue	225,366	255,443	(11.8)
Total sales revenue	44,788	44,728	0.1

Total TSS revenue	$270,154	$300,171	(10.0	) %

Worldwide TSS revenue decreased from the prior year due primarily to lower rental volumes globally, resulting from continued economic weakness and its impact on acute care facilities and unfavorable changes in product mix.  Foreign currency exchange rate movements had a minimal impact on worldwide TSS revenue as compared to the prior year.

North America TSS revenue decreased from the prior year due primarily to fewer hospital therapy days and reduced hospital spending on higher cost therapies, partially offset by increased levels of wound care capital sales.  Foreign currency exchange rate movements favorably impacted North America TSS revenue by 1.5% for 2010 compared to the prior year.  EMEA/APAC TSS revenue decreased from 2009 due primarily to foreign currency exchange rate movements and the impact of prior-year contract losses, as well as utilization changes in select countries and accounts.  Foreign currency exchange rate movements negatively impacted EMEA/APAC TSS revenue by 3.6% for 2010 compared to 2009.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
	2010	2009	Change

Rental expenses	$625,277	$640,346	(2.4)%
As a percent of total AHS and TSS revenue	37.3%	37.5%	(20	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during 2010 decreased from prior year due primarily to increased field service productivity and lower product royalty expense.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
	2010	2009	Change
Cost of sales	$250,253	$244,784	2.2%
Sales margin	71.5%	69.9%	160	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year was due primarily to lower product royalty costs on AHS revenue and growth in our LifeCell business unit.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing 2010 to 2009:

	Year ended December 31,
	2010	2009	Change
Gross profit margin	56.6%	55.6%	100 bps

The gross profit margin increase was due primarily to lower product royalty expenses, increased productivity of our service operations and favorable product mix, specifically higher gross margins associated with the LifeCell business unit.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
	2010	2009	Change

Selling, general and administrative expenses	$568,166	$532,308	6.7%
As a percent of total revenue	28.2%	26.7%	150	bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs.  SG&A expense increases in 2010 included continued investment associated with our entry in Japan, increased selling costs associated with the domestic growth and international expansion of our LifeCell business.  Additionally, SG&A expenses for 2010 included $12.7 million in expenses related to our TSS portfolio rationalization and employee separation costs related primarily to our Global Business Transformation project.  SG&A expense in 2009 included approximately $9.4 million related to employee separation costs associated with the Company’s workforce restructuring and other pre-tax charges.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2010 to 2009 (dollars in thousands):

	Year ended December 31,
	2010	2009	Change

Research and development expenses	$90,255	$92,088	(2.0)%
As a percent of total revenue	4.5%	4.6%	(10	bps)

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  R&D expenses during 2010 decreased from the prior year due primarily to the timing of certain programs.  During the first quarter of 2010, the Company launched its Prevena in Europe and Canada.  In the U.S., we received FDA clearance in June 2010 and have now launched Prevena commercially.  Prevena is the first and only powered negative pressure product designed specifically for management of surgically-closed incisions.  In addition, the Company has received 510(k) clearance from the FDA for its next generation V.A.C. Therapy device, V.A.C.Via, a revolutionary single-patient use device utilizing new and patented technology.  During July 2010, the V.A.C.Via was placed on our first patient in the U.S.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During 2010 and 2009, we recorded approximately $37.4 million and $40.6 million, respectively, of amortization expense associated with these acquired intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing 2010 to 2009:

	Year ended December 31,
	2010	2009	Change

Operating margin	22.1%	22.2%	(10 bps)

The decrease in operating margin during 2010 is due primarily to employee separation costs recorded in 2010, partially offset by an improved gross profit margin.  The decrease in operating margin during 2010 is due primarily to expenses of $12.7 million recorded in the second quarter of 2010 related to the TSS portfolio rationalization and employee separation costs, partially offset by an improved gross profit margin.  Operating margin for 2009 was impacted by approximately $9.4 million related to employee separation costs associated with the Company’s workforce restructuring and other pre-tax charges.

Interest Expense

Interest expense decreased to $87.1 million in 2010 compared to $104.9 million in the prior year due to scheduled and voluntary debt payments made during 2010 totaling $222.7 million and lower effective interest rates.  Interest expense for 2010 includes write-offs of $2.3 million, as compared to $3.0 million for 2009, for unamortized deferred debt issuance costs associated with optional prepayments on our senior credit facility.  On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  As a result of the adoption of these changes, we recorded additional non-cash interest expense related to amortization of the discount on our convertible senior notes of $21.3 million in 2010 and $19.7 million in the prior year.

Foreign Currency Gain (Loss)

In 2010 and 2009, we recognized foreign currency exchange losses of $4.5 million and $4.0 million, respectively, due to continued volatility in currency exchange rates which were partially offset by our foreign currency hedging program.

Income Taxes

The effective income tax rate for 2010 was 28.0% compared to 31.6% for the prior year.  The decrease in the effective income tax rate for 2010 resulted from a higher percentage of taxable income being generated in lower tax foreign jurisdictions and the favorable resolution of certain tax contingencies during 2010.

Net Earnings

For 2010, we reported net earnings of $256.1 million, an increase of 12.0%, compared to $228.7 million in the prior year.

Net Earnings per Diluted Share

Net earnings per diluted share for 2010 were $3.57, as compared to net earnings per diluted share of $3.24 in the prior year.

Year ended December 31, 2009 compared to Year ended December 31, 2008

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
			%
	2009	2008	Change
AHS revenue:
North America	$1,066,124	$1,049,215	1.6%
EMEA/APAC	340,451	344,735	(1.2)

Total – AHS	1,406,575	1,393,950	0.9

LifeCell revenue:
North America	284,075	156,837	81.1
EMEA/APAC	1,823	-	-

Total –LifeCell	285,898	156,837	82.3

TSS revenue:
North America	196,354	221,684	(11.4)
EMEA/APAC	103,817	105,438	(1.5)

Total – TSS	300,171	327,122	(8.2)

Total revenue	$1,992,644	$1,877,909	6.1%

For additional discussion on segment and operation information, see Note 15 of the Notes to the Consolidated Financial Statements.

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

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing 2009 to 2008:

	Year ended December 31,
	2009	2008	Change

AHS revenue	70.6%	74.2%	(360 bps)
LifeCell revenue	14.3	8.4	590 bps
TSS revenue	15.1	17.4	(230 bps)

Total revenue	100.0%	100.0%

North America revenue	77.6	76.0	160 bps
EMEA/APAC revenue	22.4	24.0	(160 bps)

Total revenue	100.0%	100.0%

Rental revenue	59.1%	63.9%	(480 bps)
Sales revenue	40.9	36.1	480 bps

Total revenue	100.0%	100.0%

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

LifeCell Revenue

LifeCell’s revenue since May 2008, the acquisition date, has been included in our consolidated financial statements.  The following table sets forth, for the periods indicated, LifeCell revenue by geography included in our consolidated statements of earnings during 2009 and 2008 and the unaudited pro forma revenue as though the acquisition of LifeCell had occurred as of the beginning of 2008 (dollars in thousands):

	Year ended December 31,
			Pro
			Forma
	2009	2008	2008
			(unaudited)

North America	$284,075	$156,837	$241,830
EMEA/APAC	1,823	-	-

Total LifeCell revenue	$285,898	$156,837	$241,830

LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 92.1% of total LifeCell revenue for 2009.  Direct sales of Strattice, our porcine-based tissue matrix product, accounted for 31.2% of total LifeCell revenue for 2009.

The growth in LifeCell revenue over the prior year was due primarily to increased demand for our tissue matrix products due to continued market penetration.  We believe the LifeCell revenue growth rate in the second half of 2009 was negatively impacted by approximately 3% to 4% due to AlloDerm and Strattice supply constraints compared to the prior year.

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

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Rental expenses	$640,346	$693,103	(7.6)%
As a percent of total AHS and TSS revenue	37.5%	40.3%	(280	bps)

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

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  During 2009, sales margins for AHS, TSS and LifeCell improved over the prior year.  Cost of sales included $15.0 million for 2008 related to LifeCell purchase accounting adjustments associated with our inventory step-up to fair value, which unfavorably impacted the LifeCell sales margin by 9.6% for 2008.  On a comparable basis, excluding the purchase accounting adjustments, the decrease in the LifeCell sales margin was due primarily to unfavorable production yields associated with the transition to full-scale Strattice production in 2009.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing 2009 to 2008:

	Year ended December 31,
	2009	2008	Change
Gross profit margin	55.6%	51.5%	410 bps

The gross profit margin increase was due primarily to increased field service operations productivity, higher gross margins associated with our first full year of reported LifeCell results and lower product royalty rates.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Selling, general and administrative expenses	$532,308	$455,380	16.9%
As a percent of total revenue	26.7%	24.2%	250	bps

Selling, general and administrative expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental compensation costs.  The increase in selling, general and administrative expenses during 2009 was primarily due to increased legal fees associated with litigation matters, higher share-based compensation expense, costs associated with our upcoming market entry in Japan, global business transformation activities and our service center rationalization efforts.  Other selling, general and administrative expenses included selling costs associated with our LifeCell business segment since the May 2008 acquisition.  Selling, general and administrative expenses related to our LifeCell business during 2009 and 2008 totaled $81.4 million and $42.0 million, respectively.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing 2009 to 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Change

Research and development expenses	$92,088	$75,839	21.4%
As a percent of total revenue	4.6%	4.0%	60 bps

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  The increase in research and development expense during 2009 is primarily related to increased activity in the development of our next generation of AHS and LifeCell products.  Research and development expenses related to our LifeCell business during 2009 and 2008 totaled $24.2 million and $14.1 million, respectively.

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

The increase in operating margin is due primarily to higher gross profit combined with operating efficiencies and process improvements and LifeCell’s contributed operating profit.  The operating margin for 2008 was negatively impacted by the $61.6 million write-off of IPR&D and $15.0 million related to the step-up of LifeCell inventory to fair value associated with our LifeCell acquisition.

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

Income Taxes

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

LIQUIDITY AND CAPITAL RESOURCES

General

We require capital principally for capital expenditures, systems infrastructure, debt service, interest payments and working capital.  Additionally, from time to time, we may use capital for acquisitions, share repurchases and other investing and financing activities.  Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software and expenditures related to leasehold improvements.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During 2010, 2009 and 2008, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year ended December 31,
	2010		2009		2008

Net cash provided by operating activities	$352,721		$387,521		$427,131
Net cash used by investing activities	(93,932)		(152,918)		(1,887,235)	(1)
Net cash provided (used) by financing activities	(204,202)	(2)	(221,417)	(2)	1,449,209	(3)
Effect of exchange rates changes on cash and cash equivalents	(1,141)		2,204		(7,331)

Net increase (decrease) in cash and cash equivalents	$53,446		$15,390		$(18,226)

(1) Includes the LifeCell acquisition, net of cash acquired, of $1.7 billion utilizing funds received from our 2008 senior credit facility and convertible senior notes.
(2) The amount for 2010 and 2009 includes net debt prepayments and regularly-scheduled debt payments totaling $222.7 million and $229.0 million, respectively, on our senior credit facility.
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

As of December 31, 2010, our principal sources of liquidity consisted of $316.6 million of cash and cash equivalents and $288.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During 2010, we made scheduled and voluntary senior credit facility net repayments totaling $222.7 million from cash-on-hand.

As of December 31, 2009, our principal sources of liquidity consisted of $263.2 million of cash and cash equivalents and $288.6 million available under our revolving credit facility, net of $11.4 million in undrawn letters of credit.  During 2009, we made scheduled and voluntary senior credit facility net repayments totaling $229.0 million from cash-on-hand.

Working Capital

As of December 31, 2010, we had current assets of $967.5 million, including $414.1 million in net accounts receivable and $172.6 million in net inventory, and current liabilities of $455.2 million resulting in a working capital surplus of $512.3 million.  As of December 31, 2009, we had current assets of $858.3 million, including $425.0 million in net accounts receivable and $121.0 million in net inventory, and current liabilities of $441.0 million resulting in a working capital surplus of $417.3 million.

As of December 31, 2010 and 2009, we had $414.1 million and $425.0 million, respectively, of receivables outstanding, net of realization reserves of $97.0 million and $105.5 million, respectively.  Net accounts receivable decreased $10.9 million during 2010 due primarily to strong cash collections and the strengthening of the U.S. dollar in relation to foreign currencies.  North America receivables, net of realization reserves, were outstanding for an average of 63 days at December 31, 2010, compared to 69 days at December 31, 2009.  EMEA/APAC net receivables were outstanding for an average of 90 days at December 31, 2010, up from 81 days at December 31, 2009 due primarily to weaker collection performance, partially offset by a decrease in the net accounts receivable balance due to the strengthening of the U.S. dollar compared to other currencies.

At December 31, 2010 and 2009, we had net inventories of $172.6 million and $121.0 million, respectively, an increase of $51.6 million.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm and Strattice tissue matrix products and increases in our AHS raw materials necessary to support the production and launch of our new AHS products.

Capital Expenditures

During 2010, 2009 and 2008, we made capital expenditures of $85.9 million, $103.3 million and $131.3 million, respectively, due primarily to expanding the rental fleet, information technology purchases and leasehold improvements for the expansion of our LifeCell manufacturing facility.  Capital expenditures were higher in 2008 as a result of the global deployment of our InfoV.A.C. and ActiV.A.C. Therapy Systems.

Senior Credit Facility

In May 2008, we entered into a senior credit facility, consisting of a $1.0 billion term loan facility and a $300.0 million revolving credit facility due May 2013.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2010 (dollars in thousands):

		Effective				Amount Available
	Maturity	Interest		Amount		for Additional
Senior Credit Facility	Date	Rate		Outstanding		Borrowing

Revolving credit facility	May 2013	-		$-		$288,365	(1)
Term loan facility	May 2013	5.273%	(2)	527,333	(3)	-

Total				$527,333		$288,365

(1) At December 31, 2010, the amount available under the revolving portion of our credit facility reflected a reduction of $11.6 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.  In January 2011, upon refinancing of existing debt, the amount available for additional borrowing increased to $638.4 million.
(2) The effective interest rate includes the effect of interest rate hedging arrangements.  Excluding the interest rate hedging arrangements, our nominal interest rate as of December 31, 2010 was 4.500%, which was temporarily set at the base rate pending refinancing. In January 2011, upon refinancing of existing debt, our effective and nominal interest rates decreased to 2.823% and 2.050%, respectively.
(3) In January 2011, upon refinancing of existing debt, the amount outstanding increased to $550.0 million.

As of December 31, 2010 and 2009, we were in compliance with all covenants under the senior credit agreement. For further information on our senior credit facility, see Note 5 of the Notes to the Consolidated Financial Statements.

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016, which represents a $350.0 million increase from our previous revolving credit facility.  The Company also has the right at any time to increase its borrowings under the new credit agreement by an aggregate additional amount up to $500.0 million.  For further information on our new senior credit facility, see Note 17 of the Notes to the Consolidated Financial Statements.

Convertible Senior Notes

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of December 31, 2010 and 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.  For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the Notes to the Consolidated Financial Statements.

Interest Rate Protection

At December 31, 2010 and 2009, we had eighteen and seventeen interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $444.5 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.226% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of December 31, 2010 and 2009, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.7 million and $8.4 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $9.5 million, $11.1 million and $492,000 lower for 2010, 2009 and 2008, respectively.

In October 2010, we entered into three additional interest rate swap agreements, which become effective in March 2011, to convert a total of $100.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.549%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

In January 2011, we entered into nine additional interest rate swap agreements.  Four of the new agreements, which become effective in March 2011, will convert a total of $100.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.993%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement. Two of the interest rate swap agreements, which become effective in June 2011, will convert a total of $50.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.734%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The remaining three interest rate swap agreements, which become effective in September 2011, will convert a total of $75.0 million of our variable-rate debt to a fixed-rate basis at a weighted average interest rate of 0.931%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

For further information on our interest rate protection agreements, see Note 6 of the Notes to the Consolidated Financial Statements.

Contractual Obligations

We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments.  We have not guaranteed the debt of any other party.  The following table summarizes our contractual cash obligations as of December 31, 2010 for each of the years indicated (dollars in thousands):

	2011	2012 - 2013	2014 - 2015	Thereafter	Total (1)

Long-term debt obligations (2)	$169,500	$357,833	$690,000	$-	$1,217,333
Interest on long-term debt obligations (3)	49,333	59,604	28,903	-	137,840
Capital lease obligations	159	146	1	-	306
Operating lease obligations	43,849	51,918	21,899	29,487	147,153
Licensing agreements	1,950	7,500	7,000	2,000	18,450
Purchase obligations	31,236	-	-	-	31,236

Total	$296,027	$477,001	$747,803	$31,487	$1,552,318

(1) This excludes our liability of $35.6 million for unrecognized tax benefits.  We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) In January 2011, upon refinancing of existing debt, contractual cash obligations related to long-term debt obligations were $27.5 million, $68.75 million, $800.0 million and $343.75 million for 2011, 2012-2013, 2014-2015 and thereafter, respectively, for a total of $1.240 billion.
(3) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest rate fluctuations.  In January 2011, upon refinancing of existing debt, contractual cash obligations related to interest on long-term debt obligations were $39.2 million, $65.4 million, $45.8 million and $0.1 million for 2011, 2012-2013, 2014-2015 and thereafter, respectively, for a total of $150.5 million.

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

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program, which was effective January 1, 2011.  While NPWT was not included in the initial round of this program, we anticipate NPWT will be subject to the second round of this program, which is expected to be effective in January 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program, which KCI has done effectively for over a decade.  Additionally, we believe selection of NPWT suppliers under the competitive bidding program should be based on each supplier’s ability to deliver NPWT systems cleared by the FDA for safe use in the home.  The importance of training and support for caregivers and patients has been validated by the recent FDA initiative focused on the migration of complex medical devices into the home.  KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting, which differentiates us from other manufacturers and suppliers of NPWT products.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  For the fiscal year ended 2010, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue.

In September 2010, we conducted a corrective field action with respect to our RotoProne product, which included clarified labeling and written notifications to existing customers regarding operational and safety features of the RotoProne.  KCI reported this voluntary correction to the FDA.  We do not expect that this corrective action will have a material impact on our results of operations.

Recently, the FDA issued proposed rules which may result in substantial changes to the 510(k) clearance process for medical devices.  Among the proposed changes, the clearance of certain medical devices may be subject to facility inspections to ensure compliance with Good Manufacturing Practices rules and regulations.  If the proposed rules are made final in their current form, we expect that obtaining 510(k) clearances for KCI medical devices in the future may become more difficult and time consuming.  Any substantial increased requirements which are imposed on KCI as a result of new rules could potentially delay our development and commercialization of new medical device products.

Critical Accounting Estimates

The Securities and Exchange Commission (“SEC”) defines critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments.  In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period.  Some of those judgments can be subjective and complex.  Consequently, actual results could differ from our estimates.  The accounting policies that are most subject to important estimates or assumptions are described below.  Also, see Note 1 of the Notes to the Consolidated Financial Statements.

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

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience.  In addition, revenue is recognized net of administrative fees paid to group purchasing organizations (“GPO’s”).

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable.  For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and cancelled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.  If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2010 would impact pre-tax earnings by an estimated $2.7 million.

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

We conducted our annual impairment test of goodwill as of October 31, 2010 and 2009. Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value.  The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned.

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

As a result of this test, we determined that the estimated fair values substantially exceeded the carrying values for all of our reporting units.  Therefore, no adjustment to the carrying value of goodwill for any reporting units was required.  A sensitivity analysis of the material assumptions used in assessing recoverability of goodwill was also performed and did not impact the outcome of the goodwill impairment test.  No events or circumstances have occurred subsequent to October 31, 2010 that would indicate a further assessment was necessary.

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

At December 31, 2010, deferred tax assets recorded by KCI increased from 2009.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for 2010 was 28.0% compared to 31.6% in 2009.

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

The weighted-average estimated fair value of stock options granted during 2010, 2009 and 2008 was $19.02, $11.48 and $19.52, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2010	2009	2008

Expected stock volatility	44.4%	43.7%	39.4%
Expected dividend yield	-	-	-
Risk-free interest rate	2.6%	2.2%	3.2%
Expected life (years)	6.2	6.2	6.3

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

The tables below provide information as of December 31, 2010 and 2009 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the tables present notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of December 31, 2010
	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$727,881	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate (2)	$169,500	$226,000	$131,833	$—	$—	$527,333	$527,333
Weighted average interest rate (3)	4.500%	4.500%	4.500%	—	—	4.500%

Interest rate swap(4)
Variable to fixed-notional amount	$444,500	$100,000	$—	$—	$—	$544,500	$(1,677)
Average pay rate	1.226%	0.549%	—	—	—	1.102%
Average receive rate (5)	0.310%	0.310%	—	—	—	0.310%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) In January 2011, upon refinancing of existing debt, expected maturities for variable rate long-term obligations were $27.5 million, $27.5 million, $41.25 million, $55.0 million, $55.0 million and $343.75 million in 2011, 2012, 2013, 2014, 2015 and 2016, respectively, for a total of $550.0 million.
(3) The weighted average interest rate for all periods presented represents the nominal interest rate as of December 31, 2010. Our nominal interest rate as of December 31, 2010 was 4.500%, which was temporarily set at the base rate pending refinancing. This rate resets quarterly. In January 2011, upon the completion of our refinancing of existing debt, our weighted average interest rate decreased to 2.050%.
(4) Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at December 31, 2010.
(5) The average receive rates for future periods are based on the current period average receive rates. These rates reset quarterly.

	Expected Maturity Date as of December 31, 2009
	2010	2011	2012	2013	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$676,545	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$132,353	$198,529	$264,706	$154,412	$—	$750,000	$729,375
Weighted average interest rate (2)	3.143%	3.143%	3.143%	3.143%	—	3.143%

Interest rate swap (3)
Variable to fixed-notional amount	$442,500	$219,500	$—	$—	$—	$662,000	$(8,436)
Average pay rate	2.077%	2.035%	—	—	—	2.074%
Average receive rate (4)	0.260%	0.260%	—	—	—	0.260%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rate for all periods presented represents the nominal interest rate as of December 31, 2009.  This rate resets quarterly.
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

At December 31, 2010, we had outstanding foreign currency exchange contracts to sell or purchase approximately $92.1 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $106.3 million for 2010.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the 2010 would change our net earnings for the period by approximately $10.0 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kinetic Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinetic Concepts, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kinetic Concepts, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2011

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$316,603	$263,157
Accounts receivable, net	414,083	425,042
Inventories, net	172,552	121,044
Deferred income taxes	30,112	11,715
Prepaid expenses and other	34,199	37,330

Total current assets	967,549	858,288

Net property, plant and equipment	271,063	296,055
Debt issuance costs, net	22,622	35,191
Deferred income taxes	17,151	17,513
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	453,802	489,213
Other non-current assets	14,931	13,424

	$3,075,999	$3,038,565

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$60,137	$63,301
Accrued expenses and other	225,524	226,823
Current installments of long-term debt	169,500	132,353
Income taxes payable	-	18,484

Total current liabilities	455,161	440,961

Long-term debt, net of current installments and discount	935,290	1,173,808
Non-current tax liabilities	35,588	29,074
Deferred income taxes	163,386	212,257
Other non-current liabilities	3,495	4,994

Total liabilities	1,592,920	1,861,094

Shareholders' equity:
Common stock; authorized 225,000 at 2010 and 2009, issued and outstanding 71,996 at 2010 and 71,256 at 2009	72	71
Preferred stock; authorized 50,000 at 2010 and 2009; issued and outstanding 0 at 2010 and 2009	-	-
Additional paid-in capital	852,152	804,111
Retained earnings	613,434	357,350
Accumulated other comprehensive income, net	17,421	15,939

Shareholders' equity	1,483,079	1,177,471

	$3,075,999	$3,038,565

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Rental	$1,140,568	$1,178,138	$1,199,778
Sales	877,184	814,506	678,131

Total revenue	2,017,752	1,992,644	1,877,909

Rental expenses	625,277	640,346	693,103
Cost of sales	250,253	244,784	218,503

Gross profit	1,142,222	1,107,514	966,303

Selling, general and administrative expenses	568,166	532,308	455,380
Research and development expenses	90,255	92,088	75,839
Acquired intangible asset amortization	37,426	40,634	25,001
In-process research and development	-	-	61,571

Operating earnings	446,375	442,484	348,512

Interest income and other	851	819	6,101
Interest expense	(87,053)	(104,918)	(80,753)
Foreign currency gain (loss)	(4,500)	(4,004)	1,308

Earnings before income taxes	355,673	334,381	275,168

Income taxes	99,589	105,679	108,724

Net earnings	$256,084	$228,702	$166,444

Net earnings per share:
Basic	$3.61	$3.26	$2.33

Diluted	$3.57	$3.24	$2.32

Weighted average shares outstanding:
Basic	70,869	70,110	71,464

Diluted	71,748	70,542	71,785

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Par

Balances at January 1, 2008	72,153	$72	$644,347	$(7,181)	$39,782	$677,020

Net earnings	-	-	-	166,444	-	166,444
Foreign currency translation adjustment, net of taxes of $565	-	-	-	-	(22,170)	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	-	-	-	(8,926)	(8,926)
Reclassification adjustment for derivative losses included in income, net of taxes of $172	-	-	-	-	320	320
Adoption of convertible debt accounting pronouncement	-	-	99,899	-	-	99,899
Repurchase of common stock in open-market transactions	(2,073)	(1)	(19,384)	(30,615)	-	(50,000)
Exercise of stock options and other	94	-	1,495	-	-	1,495
Shares purchased under ESPP	172	-	4,457	-	-	4,457
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	178	-	(1,010)	-	-	(1,010)
Share-based compensation expense	-	-	26,315	-	-	26,315
Convertible bond note hedge, net of taxes of $(58,178), and warrants	-	-	9,526	-	-	9,526

Balances at December 31, 2008	70,524	$71	$765,645	$128,648	$9,006	$903,370

Net earnings	-	-	-	228,702	-	228,702
Foreign currency translation adjustment, net of taxes of $(148)	-	-	-	-	3,822	3,822
Net derivative loss, net of taxes of $(2,226)	-	-	-	-	(4,133)	(4,133)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,901	-	-	-	-	7,244	7,244
Exercise of stock options and other	169	-	1,441	-	-	1,441
Shares purchased under ESPP	281	-	5,938	-	-	5,938
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	282	-	(1,419)	-	-	(1,419)
Share-based compensation expense	-	-	32,506	-	-	32,506

Balances at December 31, 2009	71,256	$71	$804,111	$357,350	$15,939	$1,177,471

Net earnings	-	-	-	256,084	-	256,084
Foreign currency translation adjustment, net of taxes of $(118)	-	-	-	-	(2,923)	(2,923)
Net derivative loss, net of taxes of $(958)	-	-	-	-	(1,780)	(1,780)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,330	-	-	-	-	6,185	6,185
Exercise of stock options and other	433	1	10,461	-	-	10,462
Shares purchased under ESPP	218	-	6,540	-	-	6,540
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	89	-	(1,741)	-	-	(1,741)
Share-based compensation expense	-	-	32,781	-	-	32,781

Balances at December 31, 2010	71,996	$72	$852,152	$613,434	$17,421	$1,483,079

See accompanying notes to consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$256,084	$228,702	$166,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	21,296	19,718	12,777
Depreciation and other amortization	156,465	155,860	133,639
Provision for bad debt	10,602	10,166	10,605
Write-off of deferred debt issuance costs	2,301	3,035	860
Share-based compensation expense	32,781	32,506	26,315
Excess tax benefit from share-based payment arrangements	(1,505)	(1,214)	(1,917)
Write-off of in-process research and development	-	-	61,571
Change in assets and liabilities, net of business acquired:
Decrease (increase) in accounts receivable, net	2,717	(29,271)	(39,884)
Decrease (increase) in inventories, net	(51,266)	(11,953)	5,632
Decrease (increase) in prepaid expenses and other	3,133	(1,560)	2,528
Increase (decrease) in accounts payable	(3,005)	9,530	(15,618)
Increase (decrease) in accrued expenses and other	6,107	(28,291)	(6,085)
Increase (decrease) in tax liabilities, net	(13,731)	16,649	(9,844)
Increase (decrease) in deferred income taxes, net	(69,258)	(16,356)	80,108
Net cash provided by operating activities	352,721	387,521	427,131

Cash flows from investing activities:
Additions to property, plant and equipment	(85,883)	(103,289)	(131,283)
Decrease (increase) in inventory to be converted into equipment for short-term rental	8,531	8,462	(11,200)
Dispositions of property, plant and equipment	2,100	4,976	5,998
Business acquired in purchase transaction, net of cash acquired	-	(173)	(1,745,743)
Increase in identifiable intangible assets and other non-current assets	(18,680)	(62,894)	(5,007)
Net cash used by investing activities	(93,932)	(152,918)	(1,887,235)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	105,000	114,000
Repayments of long-term debt, revolving credit facility and capital lease obligations	(222,727)	(334,000)	(135,260)
Repurchase of common stock in open-market transactions	-	-	(50,000)
Excess tax benefit from share-based payment arrangements	1,505	1,214	1,917
Proceeds from exercise of stock options	12,221	1,850	2,454
Purchase of immature shares for minimum tax withholdings	(1,741)	(1,419)	(1,010)
Proceeds from the purchase of stock in ESPP and other	6,540	5,938	4,457
Acquisition financing:
Proceeds from senior credit facility	-	-	1,000,000
Proceeds from convertible senior notes	-	-	690,000
Repayment of long-term debt	-	-	(68,000)
Proceeds from convertible debt warrants	-	-	102,458
Purchase of convertible debt hedge	-	-	(151,110)
Payment of debt issuance costs	-	-	(60,697)
Net cash provided (used) by financing activities	(204,202)	(221,417)	1,449,209
Effect of exchange rate changes on cash and cash equivalents	(1,141)	2,204	(7,331)
Net increase (decrease) in cash and cash equivalents	53,446	15,390	(18,226)
Cash and cash equivalents, beginning of year	263,157	247,767	265,993
Cash and cash equivalents, end of year	$316,603	$263,157	$247,767

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI."  The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) and with the instructions to Form 10-K and Article 10 of Regulation S-X.  Certain prior period amounts have been reclassified to conform to the 2010 presentation.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions™ (“AHS”); LifeCell; and Therapeutic Support Systems (“TSS”).  We have two primary geographic regions for which we provide supplemental information:  North America, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.

KCI has historically presented shared-service support costs associated with our international subsidiaries within rental expenses.  We have reclassified these costs to SG&A for each of the periods presented.  The reclassification was enabled through the implementation of a global financial consolidation and reporting application that has allowed us to better capture certain international expenses associated with general and administrative activities.  This reclassification increased our previously-reported gross profit, but it did not have any impact on previously-reported operating earnings or net earnings.  We believe that this presentation is more consistent with our current practice for the reporting of global shared-service support costs and, therefore, provides more comparable financial information.  The adjusted balances by year are summarized below (in thousands):

	Year ended December 31,
	2009	2008

Rental expenses – reported	$667,440	$715,152
International shared-service support	(27,094)	(22,049)

Rental expenses – revised	$640,346	$693,103

Gross profit – reported	$1,080,420	$944,254
International shared-service support	27,094	22,049

Gross profit – revised	$1,107,514	$966,303

Gross profit margin – revised	55.6%	51.5%

Selling, general and administrative expenses – reported	$505,214	$433,331
International shared-service support	27,094	22,049

Selling, general and administrative expenses – revised	$532,308	$455,380

(b)   Nature of Operations and Customer Concentration

KCI is a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care.  Our AHS systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  Our LifeCell products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects.  Our TSS business includes specialty hospital beds, mattress replacement systems and overlays, which are designed to address pulmonary complications associated with influenza, acute respiratory distress syndrome (“ARDS”) and immobility, to reduce or treat skin breakdown and assist caregivers in the safe and dignified handling of obese and morbidly obese patients.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Japan, Singapore, Hong Kong and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  We manage our business in three reportable operating segments which correspond to our three business units:  AHS, LifeCell, and TSS.  We have operations in two primary geographic regions: North America, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa, and the Asia Pacific region.

Operations for our North America geographic region accounted for approximately 78.5%, 77.6% and 76.0% of our total revenue for 2010, 2009 and 2008, respectively.  In the U.S. acute care setting, which accounted for approximately half of our North American revenue for the year ended December 31, 2010, we bill our customers directly for the rental and sale of our products.  Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations (“GPOs”).  Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement.  Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement.  Approximately 33.3%, 33.1% and 32.6% of our total revenue during 2010, 2009 and 2008, respectively, was generated under national agreements with GPOs.  During 2010, 2009 and 2008, we recorded approximately $176.9 million, $192.9 million and $198.3 million, respectively, in AHS and TSS revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. homecare setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance.  During 2010, 2009 and 2008, we recorded revenue related to Medicare claims of approximately $163.6 million, $155.2 million and $170.4 million, respectively.

In May 2008, we completed the acquisition of all the outstanding capital stock of LifeCell™ Corporation for an aggregate purchase price of approximately $1.8 billion.  LifeCell develops, processes and markets biological soft tissue repair products made from human or animal tissue.  These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.

LifeCell revenue is generated primarily in the United States in the acute care setting on a direct billing basis.  We market our regenerative and reconstructive acellular tissue matrix products for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons.  Our primary tissue matrix products, AlloDerm and Strattice, are marketed through our direct sales and marketing organization.  Our LifeCell sales representatives are responsible for interacting with plastic surgeons, general surgeons, head and neck surgeons, and trauma/acute care surgeons to educate them on the use and potential benefits of our tissue matrix products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums.  Our tissue matrix products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  These products include GRAFTJACKET, for orthopedic applications and lower extremity wounds; AlloCraft DBM, for bone grafting procedures; Repliform TRM, for urogynecologic surgical procedures; and Conexa, for rotator cuff tissue repairs.

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

(f)   Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our senior credit facility and 3.25% Convertible Senior Notes (“the Convertible Notes”) approximates fair value.  The fair value of senior credit facility and Convertible Notes was $527.3 million and $727.9 million, respectively at December 31, 2010 and $729.4 million and $676.5 million, respectively, at December 31, 2009.  The fair value of our senior credit facility and the Convertible Notes is estimated based upon open-market trades at or near year end.

(g)   Accounts Receivable

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

Significant concentrations of accounts receivable include:

	2010	2009

Acute and extended care organizations	56%	54%
Managed care, insurance and other	32%	34%
Medicare/Medicaid	10%	11%
Other	2%	1%

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

(h)   Inventories

AHS and TSS inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Costs include material, labor, distribution and manufacturing overhead costs.  Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment.  We review our inventory balances monthly for excess sale products or obsolete inventory levels.  Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%.  For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete.  Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products.  The reserve is reviewed, and if necessary, adjustments are made on a monthly basis.  We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life.  Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C.Via, Prevena, ABThera and other V.A.C. Therapy units for our global markets.  Our Ireland plant also manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by Avail Medical Products, Inc. (“Avail”), a subsidiary of Flextronics International Ltd.  We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.  In 2007, we entered into a contract manufacturing agreement with Avail, which has a term of five years through November 2012 and may be renewed by agreement of both parties.  Under this agreement, we have title to the raw materials used to manufacture our disposable supplies and retain title of all disposables inventory throughout the manufacturing process.  The terms of this agreement provide that key indicators be provided to us that would alert us to any inability of Avail to perform under the agreement.  Approximately 22.1%, 22.6% and 24.1% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively, was generated from the sale of disposable supplies within our AHS business.

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

(j)   Long-Lived Assets

Property, plant and equipment are stated at cost. Betterments, which extend the useful life of the equipment, are capitalized.  Software development costs for internal use are capitalized pursuant to the “Intangibles-Goodwill and Other” Topic of the Codification.  Debt issuance costs at December 31, 2010 represent fees and other direct costs incurred in connection with our borrowings.  These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing.  During 2008, we capitalized $60.7 million related to the completion of our acquisition financing.  (See Note 2.)  Other assets consist principally of patents, trademarks, long-term investments and our investment in assets subject to leveraged leases.  Patents and trademarks are amortized over the estimated useful life of the respective asset using the straight-line method unless another method is determined to be more appropriate.  Patent and trademark costs associated with products for which we are no longer pursuing development are written-off to expense.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term.  Depreciation expense for 2010, 2009 and 2008 was $94.7 million, $99.3 million and $97.1 million, respectively.

(k)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill is tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. KCI defines its reporting units at the same level as our segments disclosed in Note 15: AHS, LifeCell and TSS. Goodwill was tested for impairment during the fourth quarter of 2010 and we determined that the estimated fair values substantially exceeded the carrying values for all of our reporting units and therefore no impairment write down was required.

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

Identifiable intangible assets include developed technology, customer relationships, tradenames and patents.  We amortize our identifiable intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset.

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

At December 31, 2010, deferred tax assets recorded by KCI increased from 2009.  We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain foreign deferred tax assets and state research and development credits to an amount whose realization is more likely than not.  We anticipate that the reversal of existing taxable temporary differences and future income will provide sufficient taxable income to realize the tax benefit of the remaining deferred tax assets; therefore we have not provided a valuation allowance.

The effective income tax rate for 2010 was 28.0% compared to 31.6% in 2009.

(m)   Net Earnings Per Share

Basic net earnings per share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.  The dilutive effect is calculated based on the average share price for each fiscal period using the treasury stock method.

(n)   Royalties

We pay royalties for the right to market many of our medical devices.  Royalties are based on applicable revenue and recognized in the period that the related revenue is earned.  Royalties related to rental revenue are included in rental expense.  Royalties on sales revenue are included in cost of sales.

(o)   Self-Insurance

We self-insure certain employee benefit and casualty insurance risks.  Our group medical plan for U.S. employees is a qualified self-insured plan subject to specific stop loss insurance coverage.  Our short-term disability plan for U.S. based employees is self-insured.  The Texas Employee Injury Benefit Plan is self-insured subject to a $750,000 per occurrence retention. Our casualty insurance program has a $750,000 deductible for workers’ compensation, auto liability, and general liability.  Our products liability program has a $500,000 self-insurance retention.  Our group life and accidental death and dismemberment plan and our long-term disability plan are all fully insured. We fully accrue our retained loss liabilities, including claims incurred but not reported.   Based on historical trends, we believe our accruals for retained losses are adequate to cover future losses.

(p)   Derivative Financial Instruments and Fair Value Measurements

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

We also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency.  We enter into foreign currency exchange contracts to manage these economic risks.  These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.  Gains and losses resulting from the foreign currency fluctuations impact on transactional exposures are included in foreign currency gain (loss) in our consolidated statements of earnings.

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

(q)   Foreign Currency Translation and Transaction Gains and Losses

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

(r)   Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 5.  As of December 31, 2010, Bank of America and JP Morgan Chase collectively held equity hedges related to our convertible note hedge, as described in Note 5, in notional amounts totaling $352.9 million.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $35.5 million and $6.2 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $5.0 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(s)   Collaborative Arrangements

In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of  Novadaq's SPY® Intraoperative Perfusion Assessment System in North American surgical markets.  LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution.  Novadaq will continue to be responsible for manufacturing, field service and research and development.  We recognize revenue for transactions under this agreement in accordance with the “Collaborative Arrangements” topic of the Codification.  Transactions under this agreement were not material for the year ended December 31, 2010.

(t)   Share-based Compensation

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

Share-based compensation expense was recognized in the consolidated statements of earnings as follows (dollars in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008

Rental expenses	$5,149	$4,974	$4,955
Cost of sales	1,008	978	559
Selling, general and administrative expenses	26,624	26,554	20,801

Pre-tax share-based compensation expense	32,781	32,506	26,315
Less: Income tax benefit	(11,130)	(10,851)	(8,310)

Total share-based compensation expense, net of tax	$21,651	$21,655	$18,005

KCI estimates forfeitures when recognizing compensation costs.  We will adjust our estimate of forfeitures as actual forfeitures differ from our estimates, resulting in the recognition of compensation cost only for those awards that actually vest.

The weighted-average estimated fair value of stock options granted during 2010, 2009 and 2008 was $19.02, $11.48 and $19.52, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

	2010	2009	2008

Expected stock volatility	44.4%	43.7%	39.4%
Expected dividend yield	-	-	-
Risk-free interest rate	2.6%	2.2%	3.2%
Expected life (years)	6.2	6.2	6.3

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

(u)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems, products and dressings.  This includes the development of new and synergistic technologies across the continuum of wound care including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business and the leveraging of our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs.  Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(v)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate.  Shipping and handling costs on sales products recovered from customers of $4.1 million, $4.3 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in sales revenue for these periods.

(w)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between KCI and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(x)   Advertising Expenses

Advertising costs are expensed as incurred.  Advertising expenses were $12.9 million, $13.3 million and $12.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(y)   Seasonality

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

(z)   Legal Proceedings and Other Loss Contingencies

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

(aa)   Recently Adopted Accounting Principles

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.”  This update provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  This update also significantly expands the disclosures related to a company’s multiple-deliverable revenue arrangements.  The amendments in this update were effective for KCI for revenue arrangements entered into or materially modified beginning January 1, 2011.  The adoption of this update did not have a material impact on our results of operations or our financial position.

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

The LifeCell acquisition was accounted for as a business combination using the purchase method and, accordingly, the fair value of the net assets acquired and the results of operations for LifeCell have been included in KCI’s consolidated financial statements from the acquisition date forward.  The allocation of the total purchase price to LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.  The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $1.3 billion, was allocated to goodwill.

The results of LifeCell’s operations since the acquisition date have been included in our consolidated financial statements.  The following table reflects the unaudited pro forma consolidated results of operations for the year ended December 31, 2008, as though the acquisition of LifeCell had occurred as of January 1, 2008 (dollars in thousands, except per share data):

Pro forma revenue	$1,962,903

Pro forma net earnings	$216,229

Pro forma net earnings per share:
Basic	$3.03

Diluted	$3.01

Only items with a continuing effect are presented as adjustments when preparing the pro forma statement of earnings.  As a result, the unaudited pro forma results exclude the effects of the increased valuation of inventory and related costs of goods sold and the in-process research and development expense recorded in connection with the LifeCell acquisition as these represented non-recurring expenses.  The unaudited pro forma financial results presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented, nor are they indicative of future operating results.

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable

Accounts receivable consist of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009
Gross trade accounts receivable:
North America:
AHS and TSS	$341,874	$370,563
LifeCell	39,251	34,773

Subtotal North America	381,125	405,336

EMEA/APAC	117,757	114,146

Total trade accounts receivable	498,882	519,482

Less: Allowance for revenue adjustments	(87,035)	(96,640)

Gross trade accounts receivable	411,847	422,842

Less: Allowance for bad debt	(9,970)	(8,851)

Net trade accounts receivable	401,877	413,991

Other receivables	12,206	11,051

	$414,083	$425,042

(b)   Inventories

Inventories consist of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Finished goods and tissue available for distribution	$92,769	$71,620
Goods and tissue in-process	9,507	13,418
Raw materials, supplies, parts and unprocessed tissue	96,197	65,910

	198,473	150,948

Less: Amounts expected to be converted into equipment
short-term rental	(10,008)	(18,538)
Reserve for excess and obsolete inventory	(15,913)	(11,366)

	$172,552	$121,044

Inventories increased $51.5 million as of December 31, 2010 compared to our inventory balance as of December 31, 2009.  This increase was due primarily to planned increases in our tissue inventory to meet the increasing demand for our AlloDerm® and Strattice™ tissue matrix products and increases in our AHS raw materials necessary to support our launch of the new V.A.C.Via™ and Prevena™ systems.

Our reserve for excess and obsolete inventory increased by $4.5 million.  This increase was primarily related to a portfolio rationalization within our TSS business, reduced by disposals made during 2010.  Total expense associated with this effort was $7.4 million and was recorded within selling, general and administrative expenses in 2010 in our consolidated statement of earnings.

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Land	$741	$741
Buildings	17,810	17,806
Equipment for short-term rental	342,428	357,126
Machinery, equipment and furniture	371,736	326,453
Leasehold improvements	81,869	79,540
Inventory to be converted to equipment	10,007	18,538

	824,591	800,204
Less accumulated depreciation	(553,528)	(504,149)

	$271,063	$296,055

(d)   Accrued expenses and other

Accrued expenses and other consist of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Payroll, benefits, commissions, bonuses and related taxes	$83,238	$76,861
Royalty accrual	50,688	45,993
Derivative liability	5,102	10,341
Interest accruals	4,784	4,876
Insurance accruals	7,249	6,691
Other accrued expenses	74,463	82,061

	$225,524	$226,823

NOTE 4.     Accounting for Goodwill and Other Non-current Assets

(a)   Goodwill

The components of goodwill by reporting unit are listed below (dollars in thousands):

	December 31,	December 31,
	2010	2009

AHS	$167,639	$167,639
LifeCell	1,118,206	1,118,206
TSS	43,036	43,036

	$1,328,881	$1,328,881

(b)   Identifiable intangible assets

Identifiable intangible assets include the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Developed technology	$238,391	$238,391
Customer relationships	185,782	192,204
Tradenames and patents	151,482	140,234

Identifiable intangible assets	575,655	570,829

Accumulated amortization	(121,853)	(81,616)

	$453,802	$489,213

Amortization expense, related to definite-lived intangibles, was approximately $52.6 million, $44.8 million, and $26.0 million for 2010, 2009 and 2008, respectively.  During 2010, 2009 and 2008, we recorded approximately $37.4 million, $40.6 million and $25.0 million, respectively, of amortization expense associated with acquired identifiable intangible assets related to our LifeCell acquisition.  The following table shows the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2010 (dollars in thousands):

Estimated
Year ending	Amortization
December 31,	Expense

2011	$ 50,887
2012	$ 50,887
2013	$ 45,213
2014	$ 39,539
2015	$ 39,539

(c)   Debt issuance costs

As of December 31, 2010, unamortized debt issuance costs related to our current senior credit facility and convertible senior notes were $22.6 million.  Amortization of debt issuance costs recorded for the years ended December 31, 2010, 2009 and 2008 were $12.6 million, $15.1 million and $7.9 million, respectively.  The amortization for 2010, 2009 and 2008 includes approximately $2.3 million, $3.0 million and $860,000, respectively, of debt issuance costs written off in connection with our redemptions of our subordinated notes and prepayments on other long-term debt obligations.  The remaining costs for the current senior credit facility and convertible notes are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 5.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009

Senior Credit Facility – due 2013	$527,333	$750,000
Senior Revolving Credit Facility – due 2013	-	-
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(112,543)	(133,839)

	1,104,790	1,306,161
Less: current installments	(169,500)	(132,353)

	$935,290	$1,173,808

Senior Credit Facility

In May 2008, we entered into a $1.3 billion senior secured credit facility due May 2013.  The senior credit facility consists of a $1.0 billion term loan facility and a $300.0 million revolving credit facility.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At December 31, 2010 and 2009, we had no revolving credit loans outstanding and had outstanding letters of credit in the aggregate amount of $11.6 million and $11.4 million, respectively.  The resulting availability under the revolving credit facility was $288.4 million and $288.6 million at December 31, 2010 and 2009, respectively.

Interest. Amounts outstanding under the senior credit facility bear interest at a rate equal to the base rate (defined as the higher of Bank of America's prime rate or 50 basis points above the federal funds rate) or the Eurocurrency rate (the LIBOR rate), in each case plus an applicable margin.  The applicable margin varies in reference to our consolidated leverage ratio and ranges from 1.75% to 3.50% in the case of loans based on the Eurocurrency rate and 0.75% to 2.50% in the case of loans based on the base rate.  As of December 31, 2010, our nominal interest rate on borrowings under the senior credit facility was 4.500%.

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

Our senior credit facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios. It will be an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than a maximum leverage ratio, initially set at 3.50 to 1.00 and stepped down periodically until the fiscal quarter ended December 31, 2009, upon which date, and thereafter, the maximum leverage ratio will be 3.00 to 1.00; and

•
as of the last day of any fiscal quarter, our ratio of EBITDA (with certain deductions) to fixed charges to be less than a minimum fixed charge coverage ratio, initially set at 1.10 to 1.00 and stepped up for the fiscal quarter ended December 31, 2008, and thereafter, to a minimum coverage ratio of 1.15 to 1.00.

As of December 31, 2010, our leverage ratio of debt to EBITDA was 1.9 to 1.0.

Events of Default. The senior credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control, defaults with respect to certain ERISA obligations and termination of material contracts.

As of December 31, 2010 and 2009, we were in compliance with all covenants under the senior credit agreement.

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016, which represents a $350.0 million increase from our previous revolving credit facility.  The Company also has the right at any time to increase its borrowings under the new credit agreement by an aggregate additional amount up to $500.0 million.  (See Note 17.)

3.25% Convertible Senior Notes

In 2008, we issued $690 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).

Principal Amount. At December 31, 2010, $690.0 million in aggregate principal amount of the notes was outstanding.

Interest. The coupon on the notes is 3.25% per year on the principal amount. Interest began accruing from April 21, 2008, and is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2008.  For 2010, 2009 and 2008 we recorded interest related to the contractual interest coupon rate totaling $22.4 million, $22.4 million and $15.6 million, respectively.  Additionally, based on our estimated non-convertible borrowing rate of 7.78%, we recorded approximately $21.3 million, $19.7 million and $12.8 million of additional non-cash interest expense related to the amortization of the discount on the Convertible Notes for 2010, 2009 and 2008, respectively.

Guarantor. Our wholly-owned subsidiary, KCI USA, Inc. (the “Subsidiary Guarantor”),  has guaranteed the principal and interest payable under the notes on a contractually subordinated basis to its secured guarantee of our new credit facility and any credit facilities we enter into in the future.

Ranking. The Convertible Notes are senior unsecured obligations, and rank (i) senior to any of our future indebtedness that is expressly subordinated to the notes; (ii) equally to any future senior subordinated debt; and (iii) effectively junior to any secured indebtedness to the extent of the value of the assets securing such indebtedness. In addition, the notes are structurally junior to (i) all existing and future indebtedness and other liabilities incurred by our subsidiaries and (ii) preferred stock issued by our subsidiaries, except that in the case of the guarantee of the principal and interest on the notes by the Subsidiary Guarantor, such guarantee will be (a) effectively subordinated to all of the Subsidiary Guarantor’s secured debt to the extent of the value of the assets securing such debt, (b) contractually subordinated to its secured guarantee of our new credit facility and any credit facilities we enter into in the future, (c) pari passu with all of its other senior indebtedness, and (d) senior to all of its indebtedness that is expressly subordinated in right of payment to the subsidiary guarantee and all of its preferred stock outstanding.

Maturity. The Convertible Notes will mature on April 15, 2015, unless previously converted or repurchased in accordance with their terms prior to such date.  As of December 31, 2010, the notes are classified as a non-current liability.

Redemption. The Convertible Notes are not redeemable by us prior to the maturity date, but the holders may require us to repurchase the notes at 100% of the principal amount of the notes, plus accrued and unpaid interest, following a “fundamental change” (as defined in the Indenture).

Conversion. Holders of the Convertible Notes may convert their notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2014 only if one or more of the following conditions is satisfied:

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

As of December 31, 2010 and 2009, we were in compliance with all covenants under the Indenture for the Convertible Notes.

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

The Note Hedge consists of 690,000 purchased call options, representing the number of $1,000 face value Convertible Notes and approximately 13.4 million shares of KCI common stock based on the initial conversion ratio of 19.4764 shares.  The strike price is $51.34, which corresponds to the initial conversion price of the Convertible Notes and is similarly subject to customary adjustments.  The Note Hedge expires on April 15, 2015, the maturity date of the Convertible Notes.  Upon exercise of the Note Hedge, KCI would receive from its counterparties, a number of shares generally based on the amount by which the market value per share of our common stock exceeds the strike price of the convertible note hedge as measured during the relevant valuation period under the terms of the Note Hedge.  The Note Hedge is recorded in equity as a component of additional paid-in capital.  The Note Hedge is anti-dilutive and therefore will have no impact on net earnings per share (“EPS”).

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

Interest and Future Maturities

Interest paid, net of cash received from interest rate swap agreements, during 2010, 2009 and 2008 was $53.3 million, $70.0 million and $54.7 million, respectively.  These amounts include any early redemption premium payments associated with the purchase or redemption of our senior subordinated notes.

Future maturities of long-term debt at December 31, 2010 were (dollars in thousands):

Year	Amount
2011	$ 169,500
2012	$ 226,000
2013	$ 131,833
2014	-
2015	$ 690,000
Thereafter	-

NOTE 6.     Derivative Financial Instruments and Fair Value Measurements

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

The following chart summarizes interest rate hedge transactions effective as of December 31, 2010 and 2009 (dollars in thousands):

		Original	Notional Amount		Fixed
Accounting	Effective	Notional	at December 31,		Interest	Current
Method	Dates	Amount	2010	2009	Rate	Status

Hypothetical	12/31/10-12/31/11	$ 25,000	$ 25,000	—	0.680%	Outstanding
Hypothetical	12/31/10-12/31/11	$ 30,000	$ 30,000	—	0.784%	Outstanding
Hypothetical	12/31/10-12/31/11	$ 30,000	$ 30,000	—	0.775%	Outstanding
Hypothetical	12/31/10-12/31/11	$ 30,000	$ 30,000	—	0.760%	Outstanding
Hypothetical	12/31/10-12/31/11	$ 30,000	$ 30,000	—	0.750%	Outstanding
Hypothetical	12/31/10-12/31/11	$ 30,000	$ 30,000	—	0.784%	Outstanding
Hypothetical	09/30/10-09/30/11	$ 25,000	$ 25,000	—	0.637%	Outstanding
Hypothetical	09/30/10-09/30/11	$ 25,000	$ 25,000	—	0.680%	Outstanding
Hypothetical	06/30/08-06/30/11	$ 100,000	$ 21,000	$ 60,500	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$ 50,000	$ 10,500	$ 30,250	3.895%	Outstanding
Hypothetical	06/30/08-06/30/11	$ 50,000	$ 10,500	$ 30,250	3.895%	Outstanding
Hypothetical	06/30/10-06/30/11	$ 25,000	$ 25,000	—	0.895%	Outstanding
Hypothetical	06/30/10-06/30/11	$ 25,000	$ 25,000	—	0.890%	Outstanding
Hypothetical	09/30/08-03/31/11	$ 40,000	$ 11,000	$ 26,800	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$ 30,000	$ 8,250	$ 20,100	3.399%	Outstanding
Hypothetical	09/30/08-03/31/11	$ 30,000	$ 8,250	$ 20,100	3.399%	Outstanding
Hypothetical	03/31/10-03/31/11	$ 50,000	$ 50,000	—	0.774%	Outstanding
Hypothetical	03/31/10-03/31/11	$ 50,000	$ 50,000	—	0.785%	Outstanding
Hypothetical	12/31/08-12/31/10	$ 40,000	—	$ 29,600	3.030%	Matured
Hypothetical	12/31/08-12/31/10	$ 30,000	—	$ 22,200	3.030%	Matured
Hypothetical	12/31/08-12/31/10	$ 30,000	—	$ 22,200	3.030%	Matured
Hypothetical	12/31/09-12/31/10	$ 50,000	—	$ 50,000	1.290%	Matured
Hypothetical	12/31/09-12/31/10	$ 50,000	—	$ 50,000	0.955%	Matured
Hypothetical	12/31/09-12/31/10	$ 50,000	—	$ 50,000	0.950%	Matured
Hypothetical	09/30/09-09/30/10	$ 50,000	—	$ 50,000	1.055%	Matured
Hypothetical	06/30/09-06/30/10	$ 60,000	—	$ 60,000	1.260%	Matured
Hypothetical	06/30/09-06/30/10	$ 40,000	—	$ 40,000	1.260%	Matured
Hypothetical	03/31/09-03/31/10	$ 60,000	—	$ 60,000	1.110%	Matured
Hypothetical	03/31/09-03/31/10	$ 40,000	—	$ 40,000	1.110%	Matured

At December 31, 2010 and 2009, we had 18 and 17 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $444.5 million and $662.0 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 1.226% and 2.074%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  The Eurocurrency Rate Loan Spread varies in reference to our consolidated leverage ratio of debt to EBITDA and ranges from 1.75% to 3.50%.

As of December 31, 2010, we have entered into additional interest rate swap agreements to convert $100.0 million of our variable-rate debt to a fixed rate basis.  These agreements become effective in 2011 and have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

Accounting Method	Effective Dates	Original Notional Amount	Fixed Interest Rate
Hypothetical	03/31/11-03/31/12	$ 40,000	0.543%
Hypothetical	03/31/11-03/31/12	$ 30,000	0.530%
Hypothetical	03/31/11-03/30/12	$ 30,000	0.578%

In January 2011, we entered into nine additional interest rate swap agreements to convert $225.0 million of our variable-rate debt to a fixed rate basis.  These agreements become effective at various dates in 2011 and have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

Accounting Method	Effective Dates	Original Notional Amount	Fixed Interest Rate
Hypothetical	03/31/11-03/31/13	$ 25,000	0.990%
Hypothetical	03/31/11-03/31/13	$ 25,000	0.990%
Hypothetical	03/31/11-03/28/13	$ 25,000	0.998%
Hypothetical	03/31/11-03/31/13	$ 25,000	0.995%
Hypothetical	06/30/11-06/29/12	$ 25,000	0.755%
Hypothetical	06/30/11-06/29/12	$ 25,000	0.714%
Hypothetical	09/30/11-09/30/12	$ 25,000	0.913%
Hypothetical	09/30/11-09/28/12	$ 25,000	0.940%
Hypothetical	09/30/11-09/30/12	$ 25,000	0.940%

We are required under the senior credit facility to enter into interest rate swaps to attain a fixed interest rate on at least 50% of our aggregate outstanding indebtedness through February 2011. As a result of the interest rate swap agreements in effect as of December 31, 2010 and 2009, approximately 93.2% and 93.9%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At December 31, 2010 and 2009, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $1.7 million and $8.4 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of December 31, 2010 and 2009 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for 2010 and 2009.  As of December 31, 2010 and 2009, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was $1.7 million and $8.0 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $9.5 million, $11.1 million and $492,000 lower for 2010, 2009 and 2008, respectively.

Foreign Currency Exchange Risk Mitigation

At December 31, 2010 and 2009, we had foreign currency exchange contracts to sell or purchase $92.1 million and $99.9 million, respectively, of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

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

All of KCI’s derivatives, as of the reporting date, use inputs considered as Level 2. The interest rate swap agreements are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and related forward interest rate curves.  The foreign currency exchange contracts are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing foreign currency exchange rates and related foreign currency exchange rate curves.

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	December 31,	December 31,	Sheet	December 31,	December 31,
	Location	2010	2009	Location	2010	2009

Derivatives
designated as
hedging instruments

	Prepaid			Accrued
Interest rate swap	expenses			expenses
agreements	and other	$-	$-	and other	$1,677	$8,436

Derivatives not
designated as
hedging instruments

	Prepaid			Accrued
Foreign currency	expenses			expenses
exchange contracts	and other	364	995	and other	3,425	1,905

Total derivatives		$364	$995		$5,102	$10,341

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Year ended December 31,
	Effective portion
Derivatives				Location of loss	Amount of loss
designated as	Amount of loss			reclassified	reclassified
cash flow hedging	recognized			from accumulated	from accumulated
instruments	in OCI on derivative			OCI into income	OCI into income
	2010	2009	2008		2010	2009	2008

Interest rate swap agreements	$(1,780)	$(4,133)	$(8,926)	Interest expense	$6,185	$7,244	$320

KCI’s foreign currency exchange contracts are not designated as hedging instruments under the Derivatives and Hedges topic of the Codification.  The gain or loss recognized on the foreign currency exchange contracts is included in the Consolidated Statements of Earnings under the caption “Foreign currency gain (loss).”  The following table summarizes the composition of foreign currency gain (loss) (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Foreign currency exchange contracts gain (loss)	$269	$(8,206)	$692
Other foreign currency transaction gain (loss)	(4,769)	4,202	616

	$(4,500)	$(4,004)	$1,308

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on December 31, 2010, KCI could be required to settle or post the full amount as collateral to its counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2010 or 2009.

NOTE 7.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next four years. At December 31, 2010 and 2009, the gross amount of equipment under capital leases totaled $1.2 million and $2.5 million and related accumulated depreciation was approximately $0.9 million and $1.5 million, respectively.

We lease our headquarters facility, computer and telecommunications equipment, service vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 23 years.  Total rental expense for operating leases was $41.7 million, $40.6 million and $37.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under capital and non-cancelable operating leases, including our headquarters facility (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2011	$159	$43,849
2012	98	31,909
2013	48	20,009
2014	1	12,316
2015	-	9,583
Thereafter	-	29,487

Total minimum lease payments	$306	$147,153

Less amount representing interest	(34)

Present value of net minimum capital lease payments	272
Less current portion	(143)

Obligations under capital leases, excluding current installments	$129

NOTE 8.     Income Taxes

The following table summarizes earnings before income taxes of U.S. and foreign operations (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Domestic	$243,053	$234,436	$187,022
Foreign	112,620	99,945	88,146

	$355,673	$334,381	$275,168

The following table summarizes the composition of income taxes (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$126,646	$83,234	$9,586
State	26,570	21,055	15,704
International	7,589	16,513	12,357

Total current expense	160,805	120,802	37,647

Deferred:
Federal	(51,316)	(6,067)	74,595
State	(8,985)	(2,065)	135
International	(915)	(6,991)	(3,653)

Total deferred tax expense (benefit)	(61,216)	(15,123)	71,077

	$99,589	$105,679	$108,724

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Computed "expected" tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	3.2	2.8
Non-deductible in-process research & development	-	-	7.8
Nondeductible meals and entertainment	0.6	0.6	0.7
Foreign income taxed at other than U.S. rates	(10.3)	(6.8)	(6.8)
Section 199 production deduction	(1.0)	(0.6)	(0.5)
Research and development credit	(0.3)	(0.4)	(0.5)
Non-deductible Stock Options	0.6	0.4	0.5
Other, net	-	0.2	0.5

	28.0%	31.6%	39.5%

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (dollars in thousands):

	December 31,	December 31,
	2010	2009
Deferred Tax Assets:
Accounts receivable, principally due to allowance for doubtful accounts	$15,063	$5,289
Foreign net operating loss carry forwards	12,323	8,415
Loan fees	3,289	2,494
Convertible note hedge	35,543	42,377
Accrued liabilities	7,164	5,838
Deferred foreign tax asset	23,160	20,777
Inventories, principally due to additional costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	6,616	4,539
Share-based compensation	24,084	20,428
Accrued Interest	4,758	1,522
Derivatives	587	2,959
Other	541	2,511

Total gross deferred tax assets	133,128	117,149
Less: valuation allowances	(15,335)	(10,322)

Net deferred tax assets	117,793	106,827

Deferred Tax Liabilities:
Intangibles amortized for book not tax	(133,800)	(146,764)
Deferred state tax liability	(16,246)	(19,856)
Convertible debt instruments	(39,700)	(46,844)
Plant and equipment, principally due to differences in depreciation and basis	(32,197)	(64,345)
Net intangible assets, deducted for book purposes over a longer life than for tax purposes	(9,918)	(8,889)
Other	(2,055)	(3,158)

Total gross deferred tax liabilities	(233,916)	(289,856)

Net deferred tax asset (liability)	(116,123)	(183,029)
Less: current deferred tax asset	(30,112)	(11,715)
Less: non-current deferred tax asset	(17,151)	(17,513)

Non-current deferred tax liability	$(163,386)	$(212,257)

The change in the balance sheet deferred tax accounts reflect deferred income tax expense, the deferred tax impact of other comprehensive income items and purchase accounting adjustments for the LifeCell acquisition.

At December 31, 2010, $300,000 of state research and development credits and $46.9 million of foreign tax losses were available for carryforward.  The losses and credits generally expire within a period of three to 20 years, with some foreign losses available indefinitely.  We have valuation allowances of $300,000 associated with our state research and development credit carryforwards, $12.3 million associated with foreign loss carryforwards, and approximately $2.7 million associated with certain foreign deferred tax assets due to uncertainties regarding their realizability.  The net valuation allowance increased by $5.0 million in 2010 and decreased by $1.5 million and $2.9 million in 2009 and 2008, respectively.  We believe that the remaining deferred income tax assets will be realized based upon historical pre-tax earnings, adjusted for reversals of existing taxable temporary differences.  Accordingly, we believe that no additional valuation allowances are necessary.

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

At December 31, 2010 and 2009, we had $35.6 million and $29.1 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $21.8 million and $25.1 million, would favorably impact our effective tax rate, if recognized.  The reconciliation of the allowance for uncertain tax positions is as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009

Balance at beginning of year	$22,155	$19,293
Net additions for tax positions of prior years	11,003	6,274
Net reductions for tax positions of prior years	(4,388)	(5,913)
Net additions on positions related to the current year	2,499	3,200

Settlements	(1,316)	-
Reductions resulting from a lapse of the applicable statute of limitation	(1,848)	(699)

Balance at end of year	$28,105	$22,155

Accrued interest and penalties	7,483	6,919

Gross unrecognized income tax benefit	$35,588	$29,074

KCI’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  KCI recognized an increase of net interest and penalties in the Consolidated Statement of Earnings of approximately $0.6 million in 2010 comprised of an increase of $0.9 million associated with ongoing accruals and a decrease of $0.3 million associated with releases.  In 2009, KCI recognized in the Consolidated Statement of Earnings a net decrease in interest and penalties of approximately $0.1 million comprised of a decrease of $1.7 million associated with releases and an increase of $1.6 million related to ongoing accruals.  Additionally, $7.4 million and $6.9 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

KCI is subject to U.S. federal income tax, multiple state taxes, and foreign income tax.  In general, the tax years 2005 through 2009 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes.

KCI is periodically under examination in multiple tax jurisdictions.  It is reasonably possible that these examinations or statutes could close at various times within the next twelve months.  As a result, between $1.0 million and $1.8 million of our unrecognized tax benefit could be reduced within the next twelve months.

The cumulative undistributed earnings of our foreign subsidiaries were approximately $764.9 million, $756.3 million and $592.8 million at December 31, 2010, 2009 and 2008, respectively.  These earnings are considered to be permanently reinvested in foreign operations and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Income taxes paid were $184.3 million, $91.6 million and $44.9 million for the years ended 2010, 2009 and 2008, respectively.

NOTE 9.     Shareholders' Equity

Under our Articles of Incorporation, we are authorized to issue up to 225,000,000 shares of common stock, $0.001 par value (the "Common Stock") and up to 50,000,000 shares of preferred stock, $0.001 par value.  The number of shares of Common Stock issued and outstanding as of December 31, 2010 and 2009 was 71,995,502 and 71,255,711, respectively.  On May 27, 2009, KCI’s shareholders approved and authorized certain issuances of shares of common stock upon conversion of our 3.25% Convertible Senior Notes.  During the years ended December 31, 2010 and 2009, there were no preferred stock shares issued or outstanding.

NOTE 10.     Incentive Compensation Plans

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986.  The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit.  In 2010, 2009 and 2008, matching contributions charged to expense were approximately $9.3 million, $9.5 million and $8.0 million, respectively.

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

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007.  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the Directors Stock Plan.  The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Directors Stock Plan was 400,000 shares, subject to adjustment as provided for in the plan.  The exercise price of options granted under this plan was determined as the fair market value of the shares of our common stock, which was equal to the closing price of our common stock on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of three years.  The right to exercise an option terminates seven years after the grant date, unless sooner as provided for in the Directors Stock Plan.  Outstanding grants under the Directors Stock Plan are administered by the Compensation Committee of the Board of Directors.  During 2010, 2009 and 2008, no options to purchase shares of common stock or restricted stock were granted under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “2004 Equity Plan”) and the 2004 Employee Stock Purchase Plan (the “ESPP”).  In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the 2004 Equity Plan.  The 2004 Equity Plan was effective on February 27, 2004 and reserved for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units.  Of the 7,000,000 shares, 20% could be issued in the form of restricted stock, restricted stock units or a combination of the two.  The exercise price of options granted under the 2004 Equity Plan was equal to KCI’s closing stock price on the date that such option was granted.  The options granted vest and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement.  The right to exercise an option terminates ten years after the grant date, unless sooner as provided for in the plan.  Restricted stock and restricted stock units granted under the 2004 Equity Plan generally vest over a period of three to six years unless otherwise provided in the award agreement.  The fair value of the restricted stock and restricted stock units was determined on the grant date based on KCI’s closing stock price.  The likelihood of meeting the performance criteria was considered when determining the vesting period on a periodic basis.  Restricted stock and restricted stock units granted are classified primarily as equity awards.  During 2010 and 2009, no options to purchase shares of common stock or restricted stock were granted under this plan. During 2008, we granted approximately 1,676,000 options to purchase shares of common stock under the 2004 Equity Plan.  Additionally, during 2008, we issued approximately 408,000 of restricted stock and restricted stock units under the 2004 Equity Plan at a weighted average estimated fair value of $46.32.

The ESPP became effective in the second quarter of 2004.  The maximum number of shares of common stock reserved for issuance under the ESPP is 2,500,000 shares.  Under the ESPP, each eligible employee is permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year.  The ESPP provides for six-month offering periods.  Each six-month offering period will be composed of an identical six-month purchase period.  Participating employees are able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price is lower.  During 2010, 2009 and 2008, there were approximately 218,000, 281,000 and 172,000 shares of common stock purchased, respectively, under the ESPP.

On May 20, 2008, the shareholders of the company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provides for the reservation of 6,125,000 shares of KCI’s common stock, plus any and all shares of common stock that would have been returned to the Directors Stock Plan and the 2004 Equity Plan by reason of expiration of its term or cancellation upon termination of employment or service.  No additional grants will be made under either the Directors Stock Plan or the 2004 Equity Plan.  The 2008 Plan is administered by the Compensation Committee of the KCI Board of Directors, and provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing.  The exercise price per share of stock purchasable under the 2008 Plan shall be determined by the administrator in its sole discretion at the time of grant but shall not be less than 100% of the fair market value of the stock on such date.  The term of each stock option shall be fixed by the administrator, but no stock option shall be exercisable more than ten years after the date such stock option is granted.  During 2010, 2009 and 2008, we granted approximately 1,236,000, 1,703,000 and 227,000 options, respectively, to purchase shares of common stock under the 2008 Plan.  Additionally, during 2010, 2009 and 2008, we issued approximately 464,000, 465,000 and 46,000 shares of restricted stock and restricted stock units under the 2008 Plan at a weighted average estimated fair value of $40.89, $25.62 and $34.78, respectively.

The following table summarizes the number of common shares reserved for future issuance under our stock option plans, excluding shares issuable upon exercise of outstanding options and restricted stock units, as of December 31, 2010:

2004 Employee Stock Purchase Plan	1,436,394
2008 Omnibus Stock Incentive Plan	4,176,966

5,613,360

A summary of our stock option activity, and related information, for the year ended December 31, 2010 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2010	5,398	$38.45
Granted	1,236	$40.64
Exercised	(433)	$28.21
Forfeited/Expired	(731)	$42.58

Options outstanding – December 31, 2010	5,470	$39.20	7.03	$29,764

Exercisable as of December 31, 2010	2,511	$42.72	5.97	$8,962

The intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $6.4 million, $3.4 million and $1.9 million, respectively.  Cash received from stock options exercised during 2010, 2009 and 2008 was $12.2 million, $1.9 million and $2.5 million, respectively, and the actual tax benefit from stock option exercises totaled $2.2 million, $1.2 million and $583,000, respectively.

The fair value of stock options granted during 2010, 2009 and 2008 was $19.02, $11.48 and $19.52, respectively.  As of December 31, 2010, there was $30.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted under our various plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

The 2009 stock option grants include approximately 205,000 shares of performance based stock options granted to certain executives.  The vesting for these options is based on revenue, earnings per share and other performance milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2010, it has been determined that it is not probable that the performance milestones will be met.  As such, no compensation cost has been recorded for these options.  If it becomes probable in the future that the performance milestones will be met, a cumulative catch-up adjustment will be made to record compensation expense for these options.

During 2010, 2009 and 2008, we issued approximately 464,000, 465,000 and 454,000 shares of restricted stock and restricted stock units under our equity plans, respectively.  The following table summarizes restricted stock activity for the year ended December 31, 2010:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested Shares – January 1, 2010	992	$37.96
Granted	464	$40.89
Vested and Distributed	(145)	$48.86
Forfeited	(210)	$39.74

Unvested Shares – December 31, 2010	1,101	$37.41

The weighted average grant date fair value of restricted stock granted during 2010, 2009 and 2008 was $40.89, $25.62 and $45.14, respectively.  The total fair value of restricted stock which vested during 2010, 2009 and 2008 was approximately $7.1 million, $5.4 million and $4.4 million, respectively.  As of December 31, 2010, there was $13.0 million of total unrecognized compensation cost related to non-vested restricted stock granted under our plans.  This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years.

The 2008 restricted stock units include 87,300 shares of performance based restricted stock granted to certain executives.  The lapsing of restrictions for these units is based on revenue performance milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2010, it has been determined that it is not probable that the performance milestones will be met.  As such, no compensation cost has been recorded on these units.  The 2010 restricted stock units include 130,126 shares of performance based restricted stock units granted to certain executives.  The lapsing of restrictions for these units is based on free cash flow milestones set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2010, it has been determined that it is not probable that all of the performance measures will be met.  As such, only 40% of the maximum potential compensation cost has been recorded on these units.  The 2010 restricted stock units include 35,000 shares of performance based restricted stock units granted to a certain executive.  The lapsing of restrictions for these units is based on product revenue set forth by the Compensation Committee of the Board of Directors.  As of December 31, 2010, it has been determined that it is not probable that these performance measures will be met.  As such, no compensation cost has been recorded on these units.  If it becomes probable in the future that the performance milestones will be met, a cumulative catch-up adjustment will be made to record compensation expense.

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 11.     Other Comprehensive Income

The components of other comprehensive income are as follows (dollars in thousands):

	Year ended December 31,
	2010	2009	2008

Net earnings	$256,084	$228,702	$166,444
Foreign currency translation adjustment, net of taxes of $(118) in 2010, $(148) in 2009 and $565 in 2008	(2,923)	3,822	(22,170)
Net derivative gain (loss), net of taxes of $(958) in 2010, $(2,226) in 2009 and $(4,806) in 2008	(1,780)	(4,133)	(8,926)
Amount of loss reclassified from accumulated OCI into income, net of taxes of $3,330 in 2010, $3,901 in 2009 and $172 in 2008	6,185	7,244	320

Total comprehensive income	$257,566	$235,635	$135,668

The components of accumulated other comprehensive income are as follows (dollars in thousands):

	Accumulated
	Foreign	Accumulated	Accumulated
	Currency	Derivative	Other
	Translation	Gains	Comprehensive
	Adjustment	(Losses)	Income

Balances at January 1, 2008	$39,782	$-	$39,782

Foreign currency translation adjustment, net of taxes of $565	(22,170)	-	(22,170)
Net derivative loss, net of taxes of $(4,806)	-	(8,926)	(8,926)
Reclassification adjustment for derivative losses included in income, net of taxes of $172	-	320	320

Balances at December 31, 2008	$17,612	$(8,606)	$9,006

Foreign currency translation adjustment, net of taxes of $(148)	3,822	-	3,822
Net derivative loss, net of taxes of $(2,226)	-	(4,133)	(4,133)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,901	-	7,244	7,244

Balances at December 31, 2009	$21,434	$(5,495)	$15,939

Foreign currency translation adjustment, net of taxes of $(118)	(2,923)	-	(2,923)
Net derivative loss, net of taxes of $(958)	-	(1,780)	(1,780)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,330	-	6,185	6,185

Balances at December 31, 2010	$18,511	$(1,090)	$17,421

NOTE 12.     Earnings Per Share

Net earnings per share were calculated using the weighted average number of common shares outstanding.  (See Note 1(m).)  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008

Net earnings	$256,084	$228,702	$166,444

Weighted average shares outstanding:
Basic	70,869	70,110	71,464
Dilutive potential common shares from stock options and restricted stock (1)	879	432	321

Diluted	71,748	70,542	71,785

Basic net earnings per share	$3.61	$3.26	$2.33

Diluted net earnings per share	$3.57	$3.24	$2.32

(1) Potentially dilutive stock options and restricted stock totaling 4,219 shares, 5,836 shares and 4,977 shares for 2010, 2009 and 2008, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

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

NOTE 13.     Commitments and Contingencies

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and before the U.S. Patent and Trademark Office (“USPTO”).  Additionally, from time to time, KCI is a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents.  It is not possible to reliably predict the outcome of the proceedings described below.  However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under the Wake Forest Patents licensed to KCI have been asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  For the years ended December 31, 2010, 2009 and 2008, royalty payments to Wake Forest under the licensing agreement were approximately $86 million, $89 million and $93 million, respectively.  Although an answer has not been filed in this case, it is likely that Wake Forest will claim damages against KCI for breach of contract or patent infringement.  We believe that our defenses to any damages claims are meritorious and we intend to vigorously defend against any such claims.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI does not plan to join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI likely will be required to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and a second case against Medela, for the manufacture, use and sale of NPWT products which we alleged infringe claims of patents licensed exclusively to KCI by Wake Forest.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  As a result, KCI has initiated the Wake Forest royalty litigation described above, and KCI is not planning to participate in any appeal of the Smith & Nephew litigation.  The case against Medela’s gauze-based devices remains pending, but was recently stayed by the Federal District Court.  The Medela case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  This case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, neither the patent infringement case nor the state court case against ITI and its principals is set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that an NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer, which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case is not currently set for trial.  This case, and KCI’s involvement in it, could be impacted by the decision in the Smith & Nephew matter and by the Wake Forest royalty litigation described above.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI and Wake Forest have appealed that decision.  This case, and KCI’s involvement in it, could be impacted by the Wake Forest royalty litigation described above.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case, which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  A ruling in this case could be made at any time.  This case, and KCI’s involvement in it, may be impacted by the Wake Forest royalty litigation described above.

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

In July 2009, KCI and its affiliates filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of the ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  A trial in France on this matter is expected in March 2011.

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom and its affiliates in France alleging infringement of the ‘504 Patent and the ‘950 Patent in those countries.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on the ‘504 Patent and the ‘950 Patent and proceeded to trial in May 2010.In June 2010, the Court in the United Kingdom ruled the claims at issue from the ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of the ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010 the Court of Appeal upheld the validity of key claims of both patents, and the finding of infringement on the ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

LifeCell Litigation

In September 2005, LifeCell Corporation recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”) may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  LifeCell Corporation promptly notified the FDA and all relevant hospitals and medical professionals.  LifeCell Corporation did not receive any donor tissue from BTS after September 2005.  LifeCell Corporation was named, along with BTS and many other defendants, in lawsuits relating to the BTS donor irregularities.  These lawsuits generally fell within three categories, (1) recipients of BTS tissue who claim actual injury; (2) suits filed by recipients of BTS tissue seeking medical monitoring and/or damages for emotional distress; and (3) suits filed by family members of tissue donors who did not authorize BTS to donate tissue.

LifeCell Corporation resolved all of those lawsuits, which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

In September 2010, LifeCell Corporation and KCI were served with two lawsuits from individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  These cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We do not expect these cases to have a material impact on our results of operations or our financial position.

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

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General ("OIG") seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  We have cooperated with the OIG's inquiry, providing substantial documentation to the OIG in response to its requests, and will continue to cooperate going forward until the conclusion of the inquiry.  We cannot predict the time frame in which it will be resolved nor the impact, if any, the findings will have on our results of operations or our financial position.

As of December 31, 2010, our commitments for the purchase of new product inventory were $31.2 million, including approximately $4.9 million of disposable products from our main disposable supplier, $11.8 million for inventory related to our LifeCell business, including $8.0 million for inventory commitments under our Novadaq sales and marketing agreement, $2.2 million from our provider of low height medical-surgical beds and $3.6 million from our major electronic board and touch panel suppliers.  Other than commitments for new product inventory, we have no material long-term purchase commitments.

See discussion of our self-insurance program at Note 1(o) and leases at Note 7.

NOTE 14.     Related Party Transactions

A member of our Board of Directors, Harry R. Jacobson, M.D., was the Vice Chancellor for Health Affairs of Vanderbilt University, with which we conduct business on a limited basis.  During each of the fiscal years 2010, 2009 and 2008, we recorded revenue of approximately $1.3 million for AHS and TSS products billed to Vanderbilt University.  In addition, following our acquisition of LifeCell, we recorded revenue of approximately $900,000, $2.0 million and $1.2 million for sales of LifeCell products to Vanderbilt University during 2010, 2009 and 2008, respectively.

NOTE 15.     Segment and Geographic Information

We are engaged in the rental and sale of advanced wound care systems, regenerative medicine products and therapeutic support systems.  KCI has operations throughout the United States and in 22 primary countries internationally.

We have three reportable operating segments which correspond to our business units:  Active Healing Solutions; LifeCell; and Therapeutic Support Systems.  Our three operating segments also represent our reporting units as defined by the Codification.  We have two primary geographic regions for which we provide supplemental revenue information:  North America, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised principally of Europe and includes the Middle East, Africa and the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
AHS
North America	$1,071,408	$1,066,124	$1,049,215
EMEA/APAC	334,785	340,451	344,735

Subtotal –AHS	1,406,193	1,406,575	1,393,950

LifeCell
North America	334,800	284,075	156,837
EMEA/APAC	6,605	1,823	-

Subtotal – LifeCell	341,405	285,898	156,837

TSS
North America	177,950	196,354	221,684
EMEA/APAC	92,204	103,817	105,438

Subtotal – TSS	270,154	300,171	327,122

Total revenue	$2,017,752	$1,992,644	$1,877,909

	Year Ended December 31,
	2010		2009	2008
Operating earnings:
AHS	$463,252		$444,296	$420,645
LifeCell	93,948		80,251	49,077
TSS	9,561	(1)	36,387	46,031

Non-allocated costs:
General headquarter expenses (2)	(49,312)		(43,153)	(35,931)
Share-based compensation	(32,781)		(32,506)	(26,315)
In-process research and development	-		-	(61,571)
Acquisition-related expenses (3)	(38,293)		(42,791)	(43,424)

Total non-allocated costs	(120,386)		(118,450)	(167,241)

Total operating earnings	$446,375		$442,484	$348,512

(1) Includes $7.4 million of expenses associated with the TSS product portfolio rationalization recorded in the second quarter of 2010.
(2) The increase from 2009 to 2010 is primarily due to costs associated with our Global Business Transformation project, including severance and other expenses.
(3) Includes amortization of acquired intangible assets and cost to retain key employees related to our purchase of LifeCell in May 2008.

	Year Ended December 31,
	2010	2009	2008
Depreciation and other amortization:
AHS	$72,474	$62,668	$56,483
LifeCell	57,370	60,248	36,526
TSS	27,691	34,014	37,898
Other	(1,070)	(1,070)	2,732

	$156,465	$155,860	$133,639

AHS and TSS assets are primarily accounts receivable, inventories, and net property, plant and equipment identifiable by product.  LifeCell assets include accounts receivable, inventories, net property, plant and equipment, goodwill, debt issuance costs and intangible assets specifically identifiable to our LifeCell acquisition.  Other assets include assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses and other non-current assets.  Information on segment assets are as follows (dollars in thousands):

	December 31,
	2010	2009	2008
Total assets:
AHS	$764,619	$779,464	$704,905
LifeCell	1,704,337	1,712,376	1,758,218
TSS	181,851	192,535	203,682
Other	425,192	354,190	336,647

	$3,075,999	$3,038,565	$3,003,452

	Year Ended December 31,
	2010	2009	2008
Gross capital expenditures:
AHS	$10,212	$17,140	$36,810
LifeCell	10,099	9,113	12,227
TSS	10,994	15,047	16,995
Other	54,578	61,989	65,251

	$85,883	$103,289	$131,283

The following is other selected geographic financial information of KCI (dollars in thousands):

	December 31,
	2010	2009	2008
Geographic location of revenue:
Domestic	$1,507,609	$1,476,114	$1,352,727
Foreign	510,143	516,530	525,182

Total revenue	$2,017,752	$1,992,644	$1,877,909

	December 31,
	2010	2009	2008
Geographic location of long-lived assets:
Domestic	$1,978,105	$2,032,051	$2,082,929
Foreign	130,345	148,226	102,887

Total long-lived assets	$2,108,450	$2,180,277	$2,185,816

NOTE 16.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands, except per share data):

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$485,805	$497,772	$506,708	$527,467
Gross profit	$271,662	$279,843	$289,392	$301,325
Operating earnings	$101,340	$101,357	$120,152	$123,526
Net earnings	$52,713	$53,605	$75,773	$73,993
Net earnings per share:
Basic	$0.75	$0.76	$1.07	$1.04

Diluted	$0.74	$0.75	$1.06	$1.03
Weighted average shares outstanding:
Basic	70,518	70,836	70,994	71,120

Diluted	71,496	71,805	71,695	72,043

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$470,081	$491,349	$504,397	$526,817
Gross profit	$250,546	$270,636	$281,437	$304,895
Operating earnings	$91,580	$113,411	$114,235	$123,258
Net earnings	$39,705	$58,097	$64,569	$66,331
Net earnings per share:
Basic	$0.57	$0.83	$0.92	$0.94

Diluted	$0.57	$0.82	$0.91	$0.93
Weighted average shares outstanding:
Basic	69,898	70,069	70,150	70,334

Diluted	70,173	70,432	70,666	70,974

NOTE 17.     Subsequent Events

Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under the Wake Forest Patents licensed to KCI have been asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our consolidated financial statements for the year ended December 31, 2010.  In addition, we have accrued royalties under the license agreement through February 27, 2011.  Previously-capitalized intangible assets associated with this license agreement are immaterial.  See Item 3: “Legal Proceedings" and Note 13: Commitments and Contingencies.

2011 Credit Agreement

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016.  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  As of the closing date in January 2011, the entire $550.0 million term A facility was outstanding, no revolving credit loans were outstanding and we had outstanding letters of credit in the aggregate amount of $11.6 million.  The resulting availability under the revolving credit facility was $638.4 million.  The Company also has the right at any time to increase the total amount of its commitments under the new credit agreement by an aggregate additional amount up to $500.0 million.

Interest. Amounts outstanding under the new senior credit facility (other than swing line loans) bear interest at a rate equal to (A) the base rate, defined as the highest of (i) Bank of America’s prime rate, (ii) 50 basis points above the federal funds rate, and (iii) 100 basis points above the one-month Eurocurrency rate (the LIBOR rate), or (B) the Eurocurrency rate, in each case plus an applicable margin.  The applicable margin varies in reference to the Company’s consolidated leverage ratio and ranges from 1.25% to 2.25% in the case of loans based on the Eurocurrency rate and 0.25% to 1.25% in the case of loans based on the base rate.  Swing line loans made under the new senior credit facility bear interest at the base rate plus an applicable margin.  We must also pay (i) a fee, which may range from 0.25% to 0.40%, on the actual daily amount by which the revolving credit commitment exceeds the revolving credit loans (excluding swing line loans), and (ii) a fee, equal to the applicable margin as applied to Eurocurrency rate loans, on the daily amount available to be drawn under each letter of credit issued under the new senior credit facility.

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

Collateral. The new senior credit facility is secured, subject to certain exceptions, by a first priority lien and security interest in (a) substantially all shares of capital stock of each of our present and future subsidiaries (limited in the case of certain subsidiaries to 65% of the voting stock of such entity).

Guarantors. Our obligations under the new senior credit facility are guaranteed, subject to certain exceptions, by each of our direct and indirect 100% owned subsidiaries, other than foreign subsidiaries or subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The new senior credit facility matures on January 7, 2016.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the new senior credit facility without premium or penalty, subject to minimum prepayment amount and increment limitations.

Mandatory Repayments. We must make periodic prepayments of an aggregate principal amount of the term loans equal to (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness and (iii) 50% of the net cash proceeds received from certain equity issuances.

Representations. The new senior credit facility contains representations generally customary for similar facilities and transactions.

Covenants. The new senior credit facility contains affirmative and negative covenants customary for similar facilities and transactions.  The material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

•	quarterly and annual financial reporting requirements;
•
limitations on other debt, with baskets for, among other things, the convertible senior notes, debt used to acquire fixed or capital assets, debt of foreign subsidiaries, senior unsecured notes, certain intercompany debt, debt of newly-acquired subsidiaries, debt under certain nonspeculative interest rate and foreign currency swaps and certain additional debt;

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

•	limitations on early retirement of subordinated debt with a basket for certain prepayments of debt of foreign subsidiaries;
•	limitations on changes in the nature of the business, on changes in our fiscal year, and on changes in organizational documents;
•	limitations on changes in accounting policies or reporting practices; and
•	limitations on capital expenditures.

We are permitted to pay dividends on our capital stock or effect unlimited repurchases of our capital stock when our pro forma leverage ratio, as defined in the new senior credit agreement, is less than or equal to 2.50 to 1.00 and there is no default under the new senior credit agreement.  In the event the leverage ratio is greater than 2.50 to 1.00, payment of dividends on, and open market repurchases of, our capital stock are limited to $150.0 million in any fiscal year until such time as the leverage ratio has been restored.  In addition to the foregoing, we are permitted to make additional open market repurchases of our capital stock in an aggregate purchase price amount not to exceed $300.0 million.

Our new senior credit facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios.  It will be an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior credit agreement, to be greater than a maximum leverage ratio, set at 3.75 to 1.00 until the fiscal quarter ending March 31, 2014, upon which date, and thereafter, the maximum leverage ratio will be 3.50 to 1.00; and

•	as of the last day of any fiscal quarter, our ratio of EBITDA (with certain deductions) to fixed charges to be less than a minimum fixed charge coverage ratio of 1.15 to 1.00.

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

In January 2011, subsequent to the refinancing of our senior credit facility, future maturities of long-term debt were (dollars in thousands):

Year	Amount
2011	$ 27,500
2012	$ 27,500
2013	$ 41,250
2014	$ 55,000
2015	$ 745,000
2016	$ 343,750

Interest Rate Protection Agreements

In January 2011, we entered into nine additional interest rate swap agreements to convert $225.0 million of our variable-rate debt to a fixed rate basis.  These agreements become effective at various dates in 2011 and have been designated as cash flow hedge instruments.  The following chart summarizes these new agreements (dollars in thousands):

Accounting Method	Effective Dates	Original Notional Amount	Fixed Interest Rate
Hypothetical	03/31/11-03/31/13	$ 25,000	0.990%
Hypothetical	03/31/11-03/31/13	$ 25,000	0.990%
Hypothetical	03/31/11-03/28/13	$ 25,000	0.998%
Hypothetical	03/31/11-03/31/13	$ 25,000	0.995%
Hypothetical	06/30/11-06/29/12	$ 25,000	0.755%
Hypothetical	06/30/11-06/29/12	$ 25,000	0.714%
Hypothetical	09/30/11-09/30/12	$ 25,000	0.913%
Hypothetical	09/30/11-09/28/12	$ 25,000	0.940%
Hypothetical	09/30/11-09/30/12	$ 25,000	0.940%

Schedule II

Kinetic Concepts, Inc.
Valuation and Qualifying Accounts
Three Years ended December 31, 2010
(in thousands)

Description	Balances at January 1, 2008	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2008

Accounts receivable realization reserves	$96,790	$10,605	$279	$43,321	(1)	$47,010	$103,985

Inventory reserve	$4,398	$4,745	$2,198	$-		$4,467	$6,874

Deferred tax asset valuation allowance	$14,673	$-	$-	$-		$2,852	$11,821

Description	Balances at January 1, 2009	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2009

Accounts receivable realization reserves	$103,985	$10,166	$-	$70,380	(1)	$79,040	$105,491

Inventory reserve	$6,874	$8,033	$-	$-		$3,541	$11,366

Deferred tax asset valuation allowance	$11,821	$-	$-	$-		$1,499	$10,322

Description	Balances at January 1, 2010	Additions Charged to Costs and Expenses	Acquired LifeCell Reserves	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2010

Accounts receivable realization reserves	$105,491	$10,602	$-	$62,464	(1)	$81,552	$97,005

Inventory reserve	$11,366	$19,230	$-	$-		$14,683	$15,913

Deferred tax asset valuation allowance	$10,322	$5,013	$-	$-		$-	$15,335

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2010 as stated in their report, included herein.

Date:  March 1, 2011

/s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer

/s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer

The Board of Directors and Shareholders
Kinetic Concepts, Inc.

The Board of Directors and Shareholders of Kinetic Concepts, Inc.

We have audited Kinetic Concepts, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kinetic Concepts, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kinetic Concepts, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kinetic Concepts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Kinetic Concepts, Inc. and subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 1, 2011

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated in this Item 10, by reference, are those portions of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2010 appearing under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Furthermore, because our common stock is listed on the NYSE, our Chief Executive Officer is required to make a CEO's Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual regarding the Company’s compliance with the NYSE corporate governance listing standards.  The Annual Certification was made on June 22, 2010.  In addition, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s disclosures in this Annual Report on Form 10-K, are filed as exhibits 31.1 and 31.2 hereto.

ITEM 11.      EXECUTIVE COMPENSATION

Incorporated in this Item 11, by reference, is that portion of the Company’s definitive Proxy Statement appearing under the caption "Executive Compensation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
RELATED SHAREHOLDER MATTERS

The following chart gives aggregate information regarding grants under all of our equity compensation plans through December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,771,370	(1)	$39.20	(2)	5,613,360	(3)

Equity compensation plans not approved by security holders	-		-		-

Total	5,771,370		$39.20		5,613,360

(1) This amount includes 301,403 shares of common stock that are subject to outstanding restricted stock unit awards. This amount does not include 799,804 shares of common stock issued and outstanding pursuant to unvested restricted stock awards.
(2) This amount is calculated exclusive of outstanding restricted stock unit awards.
(3) This amount includes 4,176,966 shares available for future issuance under the 2009 Omnibus Stock Incentive Plan, which provides for grants of restricted stock, options and other awards. This amount also includes 1,436,394 shares available for future issuance under the ESPP, which makes stock available for purchase by employees at specified times.

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

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Earnings for each of the three years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for each of the three years ended December 31, 2010 is filed as part of this Annual Report:
Schedule II—Valuation and Qualifying Accounts— Three Years ended December 31, 2010

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
**10.2
Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007 (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

**10.3
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

**10.4
Second Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective April 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

**10.5
Third Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective April 1, 2009 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

***†10.6	Fourth Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective August 1, 2010.
**10.7
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

*10.8	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.9	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.10	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
*10.11	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
*10.12	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*10.13	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.14	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.15	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.16
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

*10.17	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.18
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

*10.19	Amendment Number One to the Employment Agreement by and Between Kinetic Concepts, Inc. and Catherine M. Burzik, dated December 22, 2008.
*10.20
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.21
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.22
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.23
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.24
Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated effective as of March 19, 2010 (filed as Exhibit 10.1to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.26	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Steve Seidel, dated February 2007.
*10.27
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.28
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

*10.30
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.31
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

††10.33
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

*10.34
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

*10.35	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
*10.36
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.37
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.38
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.39
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.44	Letter, dated June 26, 2009, from KCI to Michael C. Genau outlining the terms of his employment (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.45	Executive Retention Agreement between Kinetic Concepts, Inc. and Michael C. Genau, dated July 2009 (filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.46	Employment Agreement, dated April 7, 2008, by and between LifeCell Corporation and Lisa Colleran (filed as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.47
Memorandum dated August 27, 2008, to Lisa Colleran from R. James Cravens, Senior Vice President, Human Resources, regarding the modification of her employment agreement (filed as Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2009).

†10.48	Credit Agreement, dated as of January 7, 2011 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders.
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
†31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.
†31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.
†32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.

* Compensatory arrangements for director(s) and/or executive officer(s).
** Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
*** Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
† Exhibit filed herewith.
†† This agreement has been terminated and replaced with the credit agreement filed herewith as Exhibit 10.48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 1, 2011.

KINETIC CONCEPTS, INC.

By:	/s/ Ronald W. Dollens
Ronald W. Dollens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Ronald W. Dollens	Chairman of the Board of Directors	March 1, 2011
RONALD W. DOLLENS

/s/ Catherine M. Burzik	Director, President and Chief Executive Officer	February 28, 2011
CATHERINE M. BURZIK	(Principal Executive Officer)

/s/ Martin J. Landon	Executive Vice President and Chief Financial Officer	February 28, 2011
MARTIN J. LANDON	(Principal Financial and Principal Accounting Officer)

/s/ James R. Leininger, M.D.	Director, Chairman Emeritus	March 1, 2011
JAMES R. LEININGER, M.D.

/s/ Craig R. Callen	Director	March 1, 2011
CRAIG R. CALLEN

/s/ Woodrin Grossman	Director	February 28, 2011
WOODRIN GROSSMAN

/s/ Harry R. Jacobson	Director	March 1, 2011
HARRY R. JACOBSON

/s/ Carl F. Kohrt	Director	February 28, 2011
CARL F. KOHRT

/s/ David J. Simpson	Director	February 28, 2011
DAVID J. SIMPSON

/s/ C. Thomas Smith	Director	February 28, 2011
C. THOMAS SMITH

/s/ Donald E. Steen	Director	February 28, 2011
DONALD E. STEEN

EXHIBITS

Exhibits	Description

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
**10.2
Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated December 14, 2007 (filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

**10.3
Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated July 31, 2008 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 5, 2008).

**10.4
Second Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective April 1, 2009 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

**10.5
Third Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective April 1, 2009 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

***†10.6	Fourth Amendment to Toll Manufacturing Agreement, by and between KCI Manufacturing and Avail Medical Products, Inc. dated effective August 1, 2010.
**10.7
License Agreement, dated as of October 6, 1993, between Wake Forest University and Kinetic Concepts, Inc., as amended by that certain Amendment to License Agreement, dated as of July 1, 2000 (filed as Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form S-1, filed on February 23, 2004).

*10.8	Form of Director Indemnity Agreement (filed as Exhibit 10.31 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.9	2004 Equity Plan (filed as Exhibit 10.32 to Amendment No. 1 to Registration Statement on Form S-1, filed on February 2, 2004, as amended).
*10.10	2004 Employee Stock Purchase Plan (filed as Exhibit 10.33 to Amendment No. 1 to Form S-1, filed on February 2, 2004, as amended).
*10.11	Form of Stock Option Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 15, 2004).
*10.12	Form of Restricted Stock Award Agreement under Amended and Restated 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 15, 2004).
*10.13	Form of KCI 2004 Equity Plan Restricted Stock Award Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.14	Form of KCI 2004 Equity Plan Nonqualified Stock Option Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.15	Form of KCI 2004 Equity Plan Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.16
Form of KCI 2004 Equity Plan International Restricted Stock Unit Award Agreement (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).

*10.17	Form of KCI 2004 Equity Plan International Stock Option Agreement (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 9, 2006).
*10.18
Letter, dated October 16, 2006, from Kinetic Concepts, Inc. to Catherine M. Burzik outlining the terms of her employment (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 3, 2006).

*10.19	Amendment Number One to the Employment Agreement by and Between Kinetic Concepts, Inc. and Catherine M. Burzik, dated December 22, 2008.
*10.20
2004 Equity Plan Nonqualified Stock Option Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.21
2004 Equity Plan Restricted Stock Award Agreement between Kinetic Concepts, Inc. and Catherine M. Burzik, dated November 6, 2006 (filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.22
Kinetic Concepts, Inc. Compensation Policy for Outside Directors, as adopted on December 4, 2007 (filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.23
Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated February 21, 2007 (filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.24
Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Martin J. Landon, dated effective as of March 19, 2010 (filed as Exhibit 10.1to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.25
Executive Retention Agreement between Kinetic Concepts, Inc. and Stephen D. Seidel, dated February 21, 2007 (filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007).

*10.26	Addendum to Executive Retention Agreement between Kinetic Concepts, Inc. and Steve Seidel, dated February 2007.
*10.27
2003 Non-Employee Directors Stock Plan, as Amended and Restated on December 4, 2007 (filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.28
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

*10.30
Form of Kinetic Concepts, Inc. 2004 Equity Plan International Restricted Stock Unit Award Agreement, as amended on February 19, 2008 (filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 26, 2008).

*10.31
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

††10.33
Credit Agreement, dated as of May 19, 2008 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010).

*10.34
Purchase Agreement, dated as of April 15, 2008, among Kinetic Concepts, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the several Initial Purchasers (filed as Exhibit 1.1 to our Form 8-K filed on April 22, 2008).

*10.35	Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on May 23, 2008).
*10.36
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.37
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008).

*10.38
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Nonqualified Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.39
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.40
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Restricted Stock Unit Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.41
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan Cashless International Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.42
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Stock Option Agreement, as amended on February 23, 2010 (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.43
Form of Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan International Restricted Stock Unit Award Agreement, as amended on February 23, 2010 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010).

*10.44	Letter, dated June 26, 2009, from KCI to Michael C. Genau outlining the terms of his employment (filed as Exhibit 10.48 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.45	Executive Retention Agreement between Kinetic Concepts, Inc. and Michael C. Genau, dated July 2009 (filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.46	Employment Agreement, dated April 7, 2008, by and between LifeCell Corporation and Lisa Colleran (filed as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2009).
*10.47
Memorandum dated August 27, 2008, to Lisa Colleran from R. James Cravens, Senior Vice President, Human Resources, regarding the modification of her employment agreement (filed as Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2009).

†10.48	Credit Agreement, dated as of January 7, 2011 among Kinetic Concepts, Inc., the lenders party thereto, and Banc of America, N.A. as administrative agent for the lenders.
†21.1	Subsidiaries of the Registrant.
†23.1	Consent of Independent Registered Public Accounting Firm, from Ernst & Young LLP.
†31.1	Certification of the Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.
†31.2	Certification of the Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.
†32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to section 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2011.

* Compensatory arrangements for director(s) and/or executive officer(s).
** Confidential treatment granted on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
*** Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.
† Exhibit filed herewith.
†† This agreement has been terminated and replaced with the credit agreement filed herewith as Exhibit 10.48.