Form 10-Q
period 2011-03-31
KINETIC CONCEPTS INC
filed 2011-05-04
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Common Stock: 72,682,390 shares as of April 29, 2011

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TRADEMARKS

3M™ Tegaderm™ is a licensed trademark of 3M Company; Spirit Select™ is a licensed trademark of Carroll Hospital Group, Inc.; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc.; and Novadaq® and SPY® are licensed trademarks of Novadaq Technologies, Inc.  Unless otherwise indicated, all other trademarks appearing in this report are proprietary to KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.  The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$442,181	$316,603
Accounts receivable, net	401,849	414,083
Inventories, net	167,855	172,552
Deferred income taxes	29,466	30,112
Prepaid expenses and other	36,175	34,199

Total current assets	1,077,526	967,549

Net property, plant and equipment	287,439	271,063
Debt issuance costs, net	32,424	22,622
Deferred income taxes	19,654	17,151
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	455,104	453,802
Other non-current assets	15,187	14,931

	$3,216,215	$3,075,999

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$48,820	$60,137
Accrued expenses and other	240,119	225,524
Current installments of long-term debt	27,500	169,500
Income taxes payable	28,614	-

Total current liabilities	345,053	455,161

Long-term debt, net of current installments and discount	1,098,667	935,290
Non-current tax liabilities	35,588	35,588
Deferred income taxes	152,994	163,386
Other non-current liabilities	3,082	3,495

Total liabilities	1,635,384	1,592,920

Shareholders' equity:
Common stock; authorized 225,000 at 2011 and 2010, issued and outstanding 72,369 at 2011 and 71,996 at 2010	72	72
Preferred stock; authorized 50,000 at 2011 and 2010, issued and outstanding 0 at 2011 and 2010	-	-
Additional paid-in capital	873,320	852,152
Retained earnings	681,852	613,434
Accumulated other comprehensive income, net	25,587	17,421

Shareholders' equity	1,580,831	1,483,079

	$3,216,215	$3,075,999

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2011	2010
Revenue:
Rental	$278,700	$279,991
Sales	222,484	205,814

Total revenue	501,184	485,805

Rental expenses	150,492	153,219
Cost of sales	61,719	60,924

Gross profit	288,973	271,662

Selling, general and administrative expenses	144,367	135,379
Research and development expenses	21,183	24,784
Acquired intangible asset amortization	8,856	10,159

Operating earnings	114,567	101,340

Interest income and other	202	136
Interest expense	(20,840)	(23,562)
Foreign currency gain (loss)	181	(2,610)

Earnings before income taxes	94,110	75,304

Income taxes	25,692	22,591

Net earnings	$68,418	$52,713

Net earnings per share:
Basic	$0.96	$0.75

Diluted	$0.94	$0.74

Weighted average shares outstanding:
Basic	71,364	70,518

Diluted	72,587	71,496

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$68,418	$52,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	5,585	5,171
Depreciation and other amortization	35,965	40,734
Provision for bad debt	2,574	1,782
Write-off of deferred debt issuance costs	3,218	1,280
Share-based compensation expense	7,645	9,478
Deferred income tax benefit	(10,034)	(12,150)
Excess tax benefit from share-based payment arrangements	(355)	(808)
Change in assets and liabilities:
Decrease in accounts receivable, net	15,442	29,442
Decrease (increase) in inventories, net	5,337	(21,924)
Decrease (increase) in prepaid expenses and other	(1,977)	998
Increase (decrease) in accounts payable	(11,023)	213
Increase (decrease) in accrued expenses and other	18,891	(32,290)
Increase in tax liabilities, net	28,390	12,628
Decrease in deferred income taxes, net	(3,897)	(1,995)
Net cash provided by operating activities	164,179	85,272

Cash flows from investing activities:
Additions to property, plant and equipment	(36,459)	(26,344)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(4,528)	5,497
Dispositions of property, plant and equipment	357	743
Increase in identifiable intangible assets and other non-current assets	(14,922)	(957)
Net cash used by investing activities	(55,552)	(21,061)

Cash flows from financing activities:
Repayments of long-term debt, revolving credit facility and capital lease obligations	(6,905)	(75,051)
Proceeds from exercise of stock options	14,862	4,943
Excess tax benefit from share-based payment arrangements	355	808
Purchase of immature shares for minimum tax withholdings	(1,125)	(26)
Refinancing of senior credit facility:
Proceeds from borrowings on refinancing of senior credit facility	146,012	-
Repayments on senior credit facility – due 2013	(123,346)	-
Payment of debt issuance costs	(14,676)	-
Net cash provided (used) by financing activities	15,177	(69,326)

Effect of exchange rate changes on cash and cash equivalents	1,774	(1,980)

Net increase (decrease) in cash and cash equivalents	125,578	(7,095)
Cash and cash equivalents, beginning of period	316,603	263,157

Cash and cash equivalents, end of period	$442,181	$256,062

Cash paid during the three months for:
Interest, including cash paid under interest rate swap agreements	$4,239	$8,777
Income taxes, net of refunds	$5,759	$22,113

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP.  Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented.  Certain prior-period amounts have been reclassified to conform to the 2011 presentation.

We have three reportable operating segments which correspond to our business units: Active Healing Solutions™ (“AHS”); LifeCell™; and Therapeutic Support Systems (“TSS”).  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the first quarter of 2011 was 27.3% compared to 30.0% for the prior year quarter.  The lower effective income tax rate in the first quarter of 2011 resulted primarily from a higher percentage of taxable income being generated in lower-tax foreign jurisdictions.

(c)     Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates.  We do not use financial instruments for speculative or trading purposes.  Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt.  We designated our interest rate swap agreements as cash flow hedge instruments.  Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations.  These agreements involve the exchange of amounts based on variable interest rates for amounts based on fixed interest rates, over the life of the agreement, without an exchange of the notional amount upon which the payments are based.  The differential to be paid or received, as interest rates change, is accrued and recognized as an adjustment to interest expense related to the debt.

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

As required, all derivative instruments are recorded on the balance sheet at fair value.  The fair values of our interest rate swap agreements and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets, which represent level 2 inputs as defined by the Codification.  We estimate the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method.  Under this method, the fair value of the actual interest rate swap agreement is compared to the fair value of a hypothetical swap agreement that has the same critical terms as the portion of the loan being hedged.  Changes in the effective portion of the fair value of the remaining interest rate swap agreement are recognized in other comprehensive income, net of tax, until the hedged item is recognized into earnings.

(d)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 3.  As of March 31, 2011, Bank of America and JP Morgan Chase held equity hedges related to our convertible note hedge, as described in Note 3, in notional amounts of approximately $176.5 million each.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $54.0 million and $2.3 million, respectively.  Additionally, JP Morgan Chase was a counterparty on some of our foreign currency exchange contracts in notional amounts totaling $2.2 million.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

(e)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Gross trade accounts receivable:
Americas:
AHS and TSS	$319,815	$341,874
LifeCell	40,640	39,251

Subtotal Americas	360,455	381,125

EMEA	107,011	106,174
APAC	12,042	11,583

Total trade accounts receivable	479,508	498,882

Less: Allowance for revenue adjustments	(78,318)	(87,035)

Gross trade accounts receivable	401,190	411,847

Less: Allowance for bad debt	(8,767)	(9,970)

Net trade accounts receivable	392,423	401,877

Other receivables	9,426	12,206

	$401,849	$414,083

Americas trade accounts receivable consist of amounts due directly from acute and extended care organizations; third-party payers (“TPP”), both governmental and non-governmental; and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA and APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

The domestic TPP reimbursement process requires extensive documentation which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Finished goods and tissue available for distribution	$89,841	$92,769
Goods and tissue in-process	11,846	9,507
Raw materials, supplies, parts and unprocessed tissue	94,914	96,197

	196,601	198,473

Less: Amounts expected to be converted into equipment
for short-term rental	(14,535)	(10,008)
Reserve for excess and obsolete inventory	(14,211)	(15,913)

	$167,855	$172,552

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010

Senior Credit Facility – due 2016	$543,125	$-
Senior Credit Facility – due 2013	-	527,333
Senior Revolving Credit Facility – due 2016	-	-
Senior Revolving Credit Facility – due 2013	-	-
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(106,958)	(112,543)

	1,126,167	1,104,790
Less: Current installments	(27,500)	(169,500)

	$1,098,667	$935,290

The fair value of the senior credit facility – due 2016 and the convertible senior notes was $543.1 million and $861.7 million, respectively, at March 31, 2011.  The fair value of the senior credit facility – due 2013 and the convertible senior notes was $527.3 million and $727.9 million, respectively, at December 31, 2010. The fair value of our senior credit facility – due 2016, the senior credit facility – due 2013 and the convertible senior notes was estimated based upon open-market trades and related market quotations at or near quarter or year-end.

Senior Credit Facility

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016 (the “2016 Senior Credit Facility”).  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At March 31, 2011, no revolving credit loans were outstanding and we had outstanding letters of credit in the aggregate amount of $11.6 million.  The resulting availability under the revolving credit facility was $638.4 million.  The Company also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.

Interest. Amounts outstanding under the 2016 Senior Credit Facility (other than swing line loans) bear interest at a rate equal to (A) the base rate, defined as the highest of (i) Bank of America’s prime rate, (ii) 50 basis points above the federal funds rate, and (iii) 100 basis points above the one-month Eurocurrency rate (the LIBOR rate), or (B) the Eurocurrency rate, in each case plus an applicable margin.  The applicable margin varies in reference to the Company’s consolidated leverage ratio and ranges from 1.25% to 2.25% in the case of loans based on the Eurocurrency rate and 0.25% to 1.25% in the case of loans based on the base rate.  Swing line loans made under the 2016 Senior Credit Facility bear interest at the base rate plus an applicable margin.  We must also pay (i) a fee, which may range from 0.25% to 0.40%, on the actual daily amount by which the revolving credit commitment exceeds the revolving credit loans (excluding swing line loans), and (ii) a fee, equal to the applicable margin as applied to Eurocurrency rate loans, on the daily amount available to be drawn under each letter of credit issued under the 2016 Senior Credit Facility.  As of March 31, 2011, our nominal interest rate on borrowings under the 2016 Senior Credit Facility was 2.060%.

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

Collateral. The 2016 Senior Credit Facility is secured, subject to certain exceptions, by a first priority lien and security interest in (a) substantially all shares of capital stock of each of our present and future subsidiaries (limited in the case of certain subsidiaries to 65% of the voting stock of such entity).

Guarantors. Our obligations under the 2016 Senior Credit Facility are guaranteed, subject to certain exceptions, by each of our direct and indirect 100% owned subsidiaries, other than foreign subsidiaries or subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The 2016 Senior Credit Facility matures on January 7, 2016.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the 2016 Senior Credit Facility without premium or penalty, subject to minimum prepayment amount and increment limitations.

Mandatory Repayments. We must make periodic prepayments of an aggregate principal amount of the term loans equal to (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness and (iii) 50% of the net cash proceeds received from certain equity issuances.

Representations. The 2016 Senior Credit Facility contains representations generally customary for similar facilities and transactions.

Covenants. The 2016 Senior Credit Facility contains affirmative and negative covenants customary for similar facilities and transactions.  The material covenants and other restrictive covenants in the senior credit agreement are summarized as follows:

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

We are permitted to pay dividends on our capital stock or effect unlimited repurchases of our capital stock when our pro forma leverage ratio, as defined in the 2016 Senior Credit Facility, is less than or equal to 2.50 to 1.00 and there is no default under the 2016 Senior Credit Facility.  In the event the leverage ratio is greater than 2.50 to 1.00, payment of dividends on, and open market repurchases of, our capital stock are limited to $150.0 million in any fiscal year until such time as the leverage ratio has been restored.  In addition to the foregoing, we are permitted to make additional open market repurchases of our capital stock in an aggregate purchase price amount not to exceed $300.0 million.

The 2016 Senior Credit Facility contains financial covenants requiring us to meet certain leverage and fixed charge coverage ratios.  It will be an event of default if we permit any of the following:

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

Events of Default. The 2016 Senior Credit Facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of ownership or operating control and defaults with respect to certain ERISA obligations.

As of March 31, 2011, we were in compliance with all covenants under the senior credit agreement.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of March 31, 2011 and December 31, 2010, we were in compliance with all covenants under the Indenture for the Convertible Notes.

Conversion. Holders of the Convertible Notes may convert their notes at their option on any day prior to the close of business on the business day immediately preceding October 15, 2014 only if one or more of the following conditions are satisfied:

(1)
during any fiscal quarter commencing after June 30, 2008, if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the conversion price of the notes in effect on each applicable trading day;

(2)
during the five business day period following any five consecutive trading day period in which the trading price for the notes (per $1,000 principal amount of the notes) for each such trading day was less than 98% of the last reported sale price of our common stock on such date multiplied by the applicable conversion rate; or

(3)
if we make certain significant distributions to holders of our common stock or enter into specified corporate transactions. The notes are convertible, regardless of whether any of the foregoing conditions have been satisfied, on or after October 15, 2014 at any time prior to the close of business on the third scheduled trading day immediately preceding the stated maturity date.

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  As of March 31, 2011, our Convertible Notes were not convertible by the holders thereof.

For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 5 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 4.     Derivative Financial Instruments and Fair Value Measurements

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements and foreign currency exchange contracts, but we do not anticipate nonperformance by any of the counterparties.  For further information on our Derivative Financial Instruments, see Note 6 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate Protection

At March 31, 2011 and December 31, 2010, we had 20 and 18 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $491.0 million and $444.5 million, respectively, notional amount of our outstanding variable rate debt at a weighted average interest rate of 0.869% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

As of March 31, 2011, we had also entered into additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis at interest rates ranging from 0.714% to 0.940%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on June 30, 2011 for $50.0 million and September 30, 2011 for $100.0 million and were designated as cash flow hedge instruments.

As a result of the interest rate swap agreements in effect as of March 31, 2011 and December 31, 2010, approximately 95.8% and 93.2%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At March 31, 2011 and December 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $1.2 million and $1.7 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of March 31, 2011 and December 31, 2010 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the first quarters of 2011 and 2010.  As of March 31, 2011 and December 31, 2010, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was $1.2 million and $1.7 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $1.0 million and $3.0 million lower for the three months ended March 31, 2011 and 2010, respectively.

Foreign Currency Exchange Risk Mitigation

At March 31, 2011 and December 31, 2010, we had foreign currency exchange contracts to sell or purchase $44.6 million and $92.1 million, respectively, of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

Fair Value Measurements

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

Derivatives
designated as
hedging
instruments

Interest	Prepaid			Accrued
rate swap	expenses			expenses
agreements	and other	$-	$-	and other	$1,213	$1,677

Derivatives not
designated as
hedging
instruments

Foreign currency	Prepaid			Accrued
exchange	expenses			expenses
contracts	and other	513	364	and other	2,132	3,425

Total derivatives		$513	$364		$3,345	$5,102

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Three months ended March 31,
	Effective portion
Derivatives			Location of loss	Amount of loss
designated as	Amount of loss		reclassified	reclassified
cash flow hedging	recognized in		from accumulated	from accumulated
instruments	OCI on derivative		OCI into income	OCI into income
	2011	2010		2011	2010
Interest rate
swap agreements	$(360)	$(878)	Interest expense	$662	$1,951

KCI’s foreign currency exchange contracts are not designated as hedging instruments under the Derivatives and Hedges topic of the Codification.  The gain or loss recognized on the foreign currency exchange contracts is included in the condensed consolidated statements of earnings under the caption “Foreign currency gain (loss).”  The following table summarizes the composition of foreign currency gain (loss) (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Foreign currency exchange contracts gain (loss)	$(1,333)	$2,248
Other foreign currency transaction gain (loss)	1,514	(4,858)

	$181	$(2,610)

Certain of KCI’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  See Note 3.

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on March 31, 2011, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended
	March 31,
	2011	2010

Net earnings	$68,418	$52,713

Weighted average shares outstanding:
Basic	71,364	70,518
Dilutive potential common shares from stock
options and restricted stock (1)	1,223	978

Diluted	72,587	71,496

Basic net earnings per share	$0.96	$0.75

Diluted net earnings per share	$0.94	$0.74

(1) Potentially dilutive stock options and restricted stock totaling 3,092 shares and 3,519 shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.

Holders of our Convertible Notes may convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at their option any day prior to October 15, 2014 if specific conditions are satisfied.  (See Note 3.)  The Convertible Notes will have no impact on diluted earnings per share unless the average price of our common stock for the period exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion, we will use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted earnings per share as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes will have no impact on earnings per share (“EPS”) unless our average share price for the period exceeds the $60.41 exercise price.

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Rental expenses	$1,230	$1,517
Cost of sales	236	311
Selling, general and administrative expenses	6,179	7,650

Pre-tax share-based compensation expense	7,645	9,478
Less: Income tax benefit	(2,521)	(3,202)

Total share-based compensation expense, net of tax	$5,124	$6,276

A summary of our stock option activity, and related information, for the three months ended March 31, 2011 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2011	5,470	$39.20
Granted	741	$46.79
Exercised	(422)	$36.97
Forfeited/Expired	(170)	$38.95

Options outstanding – March 31, 2011	5,619	$40.38	7.20	$80,306

Exercisable as of March 31, 2011	2,589	$42.40	6.09	$32,470

The following table summarizes restricted stock activity for the three months ended March 31, 2011:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2011	1,101	$37.41
Granted	641	$46.75
Vested and distributed	(79)	$51.54
Forfeited	(88)	$45.30

Unvested shares – March 31, 2011	1,575	$40.04

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Net earnings	$68,418	$52,713
Foreign currency translation adjustment, net of taxes	7,865	(1,755)
Net derivative loss, net of taxes	(360)	(878)
Amount of loss reclassified from accumulated OCI into income, net of taxes	662	1,951

Total comprehensive income	$76,585	$52,031

NOTE 8.     Commitments and Contingencies

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and the U.S. Patent and Trademark Office (“USPTO”).  Additionally, from time to time, KCI is a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents.  It is not possible to reliably predict the outcome of the proceedings described below.  However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing negative pressure wound therapy (“NPWT”) products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued and are reflected in our condensed consolidated financial statements through February 27, 2011.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the three months ended March 31, 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  We believe that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims, and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

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

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  This case is currently stayed.

Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, the state court case against ITI and its principals is not set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case was recently stayed by the Federal District Court.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI is not appealing this decision.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  A ruling in this case could be made at any time.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  KCI is appealing this decision.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.

In July 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in France alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent. KCI also filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of KCI’s ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  On April 29, 2011, the Paris District Court upheld the validity of key claims of KCI’s ‘504 patent but ruled KCI’s ‘504 patent was not infringed by Smith & Nephew’s NPWT systems.  The Paris District Court also ruled the asserted claims of KCI’s ‘950 patent invalid. KCI is considering its options, including whether to appeal this decision.

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on KCI’s ‘504 Patent and KCI’s ‘950 Patent and proceeded to trial in May 2010.  In June 2010, the Court in the United Kingdom ruled the claims at issue from KCI’s ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of KCI’s ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010, the Court of Appeal upheld the validity of key claims of both patents, and the finding of infringement on KCI’s ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to nine lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

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

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General ("OIG") seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DMACs”).  We have cooperated with the OIG's inquiry, providing substantial documentation to the OIG in response to its requests, and will continue to cooperate going forward until the conclusion of the inquiry.  We cannot predict the time frame in which it will be resolved nor the impact, if any, the findings will have on our results of operations or our financial position.

NOTE 9.     Segment and Geographic Information

We are engaged in the rental and sale of advanced wound care systems, regenerative medicine products and therapeutic support systems.  KCI has operations in more than 20 countries.

We have three reportable operating segments which correspond to our business units: AHS; LifeCell; and TSS.  Our three operating segments also represent our reporting units as defined by the Codification.  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended
	March 31,
	2011	2010
Revenue:
AHS
Americas	$257,860	$249,832
EMEA	68,940	75,605
APAC	13,739	7,516

Subtotal – AHS	340,539	332,953

LifeCell
Americas	90,237	77,974
EMEA	2,777	1,041

Subtotal – LifeCell	93,014	79,015

TSS
Americas	44,553	48,400
EMEA	22,870	24,889
APAC	208	548

Subtotal – TSS	67,631	73,837

Total revenue	$501,184	$485,805

	Three months ended
	March 31,
	2011	2010
Operating earnings:
AHS	$114,374	$100,592
LifeCell	28,138	22,052
TSS	4,232	8,172

Non-allocated costs:
General headquarter expense (1)	(15,676)	(9,300)
Share-based compensation	(7,645)	(9,478)
Acquisition–related expenses (2)	(8,856)	(10,698)

Total non-allocated costs	(32,177)	(29,476)

Total operating earnings	$114,567	$101,340

(1)  Includes expenses associated with our global business transformation efforts.
(2)  Includes amortization of acquired intangible assets and costs to retain key employees related to our purchase of LifeCell in May 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors,” (Part II, Item 1A.), including those previously disseminated in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•
Our Active Healing Solutions ™ business unit (“AHS”), which represents a significant majority of our revenue, is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories: Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our proprietary V.A.C.® Therapy portfolio, currently represents the primary source of revenue for the AHS business.  In addition, we continue to develop and commercialize new products and therapies in NPSM and plan to launch NPRM products, which are currently being developed by our research and development group, to broaden and diversify our NPTP revenue streams in the future.  During 2011, our newest NPWT product, the V.A.C.ViaTM Therapy System, was launched in the U.S. and in select European markets.  In addition, during 2010, the Company launched our PrevenaTM Incision Management System (“Prevena”) globally.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we provide products and services to patients in the home and generally bill third-party payers directly.

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

We are principally engaged in the rental and sale of our products in more than 20 countries.  We currently have approximately 7,000 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium.

Historically, we have experienced a seasonal slowing of AHS unit demand beginning in the fourth quarter and continuing into the first quarter which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

RECENT DEVELOPMENTS

In January 2011, we entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET® brand name which our AHS business unit will use in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers.   Patients can be treated with GRAFTJACKET Matrix as part of the overall treatment regimen in a variety of care settings; including outpatient wound care clinics, physicians’ offices, or hospitals.  GRAFTJACKET Matrix may be used in conjunction with V.A.C. Therapy, providing a convenient option in caring for chronic wounds. The addition of GRAFTJACKET Matrix allows us to offer both negative pressure wound therapy and regenerative tissue matrix for the treatment of hard-to-heal wounds, providing clinicians two leading modalities for treating patients across the wound healing continuum.

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and will also be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016 (“2016 Senior Credit Facility”), which represents a $350.0 million increase from our previous revolving credit facility.  The Company also has the right at any time to increase its borrowings under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.  For further information on the 2016 Senior Credit Facility, see Note 3 of the notes to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

We have three reportable operating segments which correspond to our three business units: AHS, LifeCell and TSS.  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  Certain prior period amounts have been reclassified to conform to the 2011 presentation.  In 2011, we began separately reporting the EMEA and APAC geographic revenue results.  The 2010 geographic regional revenue amounts by quarter are summarized below (in thousands):

	Quarter ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2010	2010	2010	2010	2010
AHS:
Americas revenue
Rental	$178,993	$189,076	$196,775	$194,112	$758,956
Sales	70,839	77,605	78,719	85,289	312,452

Total Americas revenue	249,832	266,681	275,494	279,401	1,071,408

EMEA revenue
Rental	35,585	33,271	33,111	32,772	134,739
Sales	40,020	38,648	38,394	41,266	158,328

Total EMEA revenue	75,605	71,919	71,505	74,038	293,067

APAC revenue
Rental	3,779	4,502	5,961	7,054	21,296
Sales	3,737	4,624	5,432	6,629	20,422

Total APAC revenue	7,516	9,126	11,393	13,683	41,718

Total AHS Revenue	$332,953	$347,726	$358,392	$367,122	$1,406,193

LifeCell Revenue:
Americas revenue
Rental	$-	$-	$-	$211	$211
Sales	77,974	82,188	83,213	91,214	334,589

Total Americas revenue	77,974	82,188	83,213	91,425	334,800

EMEA revenue
Sales	1,041	1,555	1,722	2,287	6,605

Total LifeCell Revenue	$79,015	$83,743	$84,935	$93,712	$341,405

TSS Revenue:
Americas revenue
Rental	$41,410	$38,584	$35,539	$35,717	$151,250
Sales	6,990	5,979	6,249	7,482	26,700

Total Americas revenue	48,400	44,563	41,788	43,199	177,950

EMEA revenue
Rental	20,180	17,648	17,553	18,656	74,037
Sales	4,709	3,916	3,503	4,422	16,550

Total EMEA revenue	24,889	21,564	21,056	23,078	90,587

APAC revenue
Rental	44	3	31	1	79
Sales	504	173	506	355	1,538

Total APAC revenue	548	176	537	356	1,617

Total TSS Revenue	$73,837	$66,303	$63,381	$66,633	$270,154

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
			%
	2011	2010	Change
AHS revenue:
Americas	$257,860	$249,832	3.2%
EMEA	68,940	75,605	(8.8)
APAC	13,739	7,516	82.8

Total – AHS	340,539	332,953	2.3

LifeCell revenue:
Americas	90,237	77,974	15.7
EMEA	2,777	1,041	166.8

Total – LifeCell	93,014	79,015	17.7

TSS revenue:
Americas	44,553	48,400	(7.9)
EMEA	22,870	24,889	(8.1)
APAC	208	548	(62.0)

Total – TSS	67,631	73,837	(8.4)

Total revenue	$501,184	$485,805	3.2%

For additional discussion on segment and operation information, see Note 9 of the notes to the condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
			%
	2011	2010	Change
Americas revenue:
Rental	$220,620	$220,403	0.1%
Sales	172,030	155,803	10.4

Total – Americas	392,650	376,206	4.4

EMEA revenue:
Rental	50,116	55,765	(10.1)
Sales	44,471	45,770	(2.8)

Total – EMEA	94,587	101,535	(6.8)

APAC revenue:
Rental	7,964	3,823	108.3
Sales	5,983	4,241	41.1

Total – APAC	13,947	8,064	73.0

Total rental revenue	278,700	279,991	(0.5)
Total sales revenue	222,484	205,814	8.1

Total revenue	$501,184	$485,805	3.2%

The change in total revenue compared to the prior-year period was due to increased AHS and LifeCell sales, partially offset by decreased TSS revenue.  Foreign currency exchange rate movements had a minimal impact on total revenue for the first quarter of 2011 as compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the first quarter of 2011 to the first quarter of 2010:

	Three months ended March 31,
	2011	2010	Change

AHS revenue	67.9%	68.5%	(60 bps	)
LifeCell revenue	18.6	16.3	230 bps
TSS revenue	13.5	15.2	(170 bps	)

Total revenue	100.0%	100.0%

Americas revenue	78.3	77.4	90 bps
EMEA revenue	18.9	20.9	(200 bps	)
APAC revenue	2.8	1.7	110 bps

Total revenue	100.0%	100.0%

Rental revenue	55.6%	57.6%	(200 bps	)
Sales revenue	44.4	42.4	200 bps

Total revenue	100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
			%
	2011	2010	Change
Americas revenue:
Rental	$181,862	$178,993	1.6%
Sales	75,998	70,839	7.3

Total – Americas	257,860	249,832	3.2

EMEA revenue:
Rental	30,449	35,585	(14.4)
Sales	38,491	40,020	(3.8)

Total – EMEA revenue	68,940	75,605	(8.8)

APAC revenue:
Rental	7,960	3,779	110.6
Sales	5,779	3,737	54.6

Total – APAC revenue	13,739	7,516	82.8

Total rental revenue	220,271	218,357	0.9
Total sales revenue	120,268	114,596	4.9

Total AHS revenue	$340,539	$332,953	2.3%

AHS revenue growth from the Americas region for the first quarter of 2011 was driven by higher unit volumes resulting from a combination of increased usage of traditional V.A.C. Therapy products and the adoption of new negative pressure-based therapies we have introduced in the U.S.  The AHS revenue decline from the EMEA region for the first quarter of 2011 was due primarily to lower average rental pricing and lower disposables volumes.  The APAC AHS revenue growth for the first quarter of 2011 was due primarily to higher unit volumes and improved average pricing resulting from our entry into Japan.  Foreign currency exchange movements had no significant impact on worldwide AHS revenue as compared to the prior-year period.  Foreign currency exchange movements favorably impacted APAC AHS revenue by 13% compared to the prior-year period.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
			%
	2011	2010	Change

Americas	$90,237	$77,974	15.7%
EMEA	2,777	1,041	166.8

Total LifeCell revenue	$93,014	$79,015	17.7%

EMEA LifeCell sales reported growth in all geographic locations where we have launched our LifeCell products.  LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 93.5% and 93.1% of total LifeCell revenue for the first quarters of 2011 and 2010, respectively.  Direct sales of Strattice, our porcine-based reconstructive tissue matrix product, accounted for 44.5% and 36.8% of total LifeCell revenue for the first quarters of 2011 and 2010, respectively.  Foreign currency exchange movements had no significant impact on worldwide LifeCell revenue as compared to the first quarter of the prior year.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
			%
	2011	2010	Change
Americas revenue:
Rental	$38,523	$41,410	(7.0	) %
Sales	6,030	6,990	(13.7)

Total – Americas revenue	44,553	48,400	(7.9)

EMEA revenue:
Rental	19,667	20,180	(2.5)
Sales	3,203	4,709	(32.0)

Total – EMEA revenue	22,870	24,889	(8.1)

APAC revenue:
Rental	4	44	(90.9)
Sales	204	504	(59.5)

Total – APAC revenue	208	548	(62.0)

Total rental revenue	58,194	61,634	(5.6)
Total sales revenue	9,437	12,203	(22.7)

Total TSS revenue	$67,631	$73,837	(8.4	) %

The decrease in Americas and EMEA TSS revenue was due primarily to lower rental and sales volumes of our wound care surfaces.  Foreign currency exchange rate movements favorably impacted Americas TSS revenue by 1% and had an unfavorable impact of 1% on EMEA TSS revenue as compared to the prior-year period.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	Change

Rental expenses	$150,492	$153,219	(1.8)%
As a percent of total AHS and TSS revenue	36.9%	37.7%	(80	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the first quarter of 2011 decreased from the prior-year period due primarily to lower product royalty costs on AHS revenue and lower rental fleet depreciation, partially offset by additional investment in our AHS sales force during the second half of 2010.  The decrease in royalty expense is primarily the result of the Wake Forest royalty litigation.  Beginning February 28, 2011, KCI ceased accruing royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.  For additional information relating to our litigation, see Part II – Other Information under Item 3: “Legal Proceedings."

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	Change

Cost of sales	$61,719	$60,924	1.3%
Sales margin	72.3%	70.4%	190	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year period was due primarily to growth in our LifeCell business unit and lower product royalty costs on AHS revenue. The decrease in royalty expense is primarily the result of the Wake Forest royalty litigation.  Beginning February 28, 2011, KCI ceased accruing royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement have been accrued and are reflected in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.  For additional information relating to our litigation, see Part II – Other Information under Item 3: “Legal Proceedings."

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the first quarter of 2011 to the first quarter of 2010:

	Three months ended March 31,
	2011	2010	Change
Gross profit margin	57.7%	55.9%	180 bps

The increase in gross profit margin was due primarily to lower royalty expense associated with our previous license agreement with Wake Forest University, higher gross margins associated with our LifeCell business unit and lower rental fleet depreciation, partially offset by the additional investment in our AHS sales force during the second half of 2010.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	Change

Selling, general and administrative expenses	$144,367	$135,379	6.6%
As a percent of total revenue	28.8%	27.9%	90	bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs.  SG&A increases included selling costs associated with our LifeCell division, higher costs associated with new product launches and geographic expansion, and increased amortization from recent technology acquisitions, partially offset by reduced litigation costs.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the first quarter of 2011 to the first quarter of 2010 (dollars in thousands):

	Three months ended March 31,
	2011	2010	Change

Research and development expenses	$21,183	$24,784	(14.5)%
As a percent of total revenue	4.2%	5.1%	(90	bps)

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  Research and development expenses during the first quarter of 2011 decreased from the prior year period due primarily to ongoing projects in 2010 resulting in the commercialization of new products such as V.A.C. ViaTM and PrevenaTM.  The Company expects that the first quarter spending decrease is temporary in nature.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  During the first quarters of 2011 and 2010, we recorded $8.9 million and $10.2 million, respectively, of amortization expense associated with these acquired intangible assets.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the first quarter of 2011 to the first quarter of 2010:

	Three months ended March 31,
	2011	2010	Change

Operating margin	22.9%	20.9%	200 bps

The increase in operating margin resulted from a combination of lower royalty expense, favorable product mix and other operating efficiencies.

Interest Expense

Interest expense decreased to $20.8 million in the first quarter of 2011 compared to $23.6 million in the prior-year period due to scheduled and voluntary debt payments made over the last twelve months totaling $154.5 million as well as lower interest rates.  Interest expense for the first three months of 2011 and 2010 includes write-offs of $3.2 million and $1.3 million, respectively, for unamortized deferred debt issuance costs associated with the refinancing of our senior credit facility during 2011 and optional prepayments on our senior credit facility – due 2013 during 2010.  In addition, we recorded $5.6 million and $5.2 million of additional non-cash interest expense related to amortization of the discount on our convertible senior notes in the first quarters of 2011 and 2010, respectively.

Foreign Currency Loss

We recognized foreign currency exchange gains of $181,000 for the first quarter of 2011 and foreign currency exchange losses of $2.6 million for the first quarter of 2010.  The losses incurred during the first quarter of 2010 due to fluctuations in exchange rates were partially offset by the expansion of our foreign currency hedging program, reduced exposures and the conversion of a larger portion of foreign currency cash balances to U.S. dollars.

Net Earnings

For the first quarter of 2011, we reported net earnings of $68.4 million, an increase of 29.8%, compared to $52.7 million in the prior-year period.  The effective income tax rate for the first quarter of 2011 was 27.3% compared to 30.0% for the same period in the prior year.  The lower effective income tax rate in the first quarter of 2011 was due primarily to a higher percentage of taxable income being generated in lower-tax foreign jurisdictions.

Net Earnings per Diluted Share

Net earnings per diluted share for the first quarter of 2011 were $0.94 as compared to net earnings per diluted share of $0.74 in the prior-year period.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the three months ended March 31, 2011 and 2010, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Net cash provided by operating activities	$164,179	$85,272
Net cash used by investing activities	(55,552)	(21,061)
Net cash provided (used) by financing activities	15,177	(69,326)
Effect of exchange rates changes on cash and cash equivalents	1,774	(1,980)

Net increase (decrease) in cash and cash equivalents	$125,578	$(7,095)

As of March 31, 2011, our principal sources of liquidity consisted of $442.2 million of cash and cash equivalents and $638.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During the first quarter of 2011, we made scheduled repayments on the 2016 Senior Credit Facility totaling $6.9 million from cash-on-hand.  The increase in net cash provided by operating activities was due primarily to higher net earnings and lower cash outlays resulting from our actions related to the Wake Forest patent claims.

As of December 31, 2010, our principal sources of liquidity consisted of $316.6 million of cash and cash equivalents and $288.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During 2010, we made scheduled and voluntary net repayments on the senior credit facility – due 2013 totaling $222.7 million from cash-on-hand.

Working Capital

As of March 31, 2011, we had current assets of $1.078 billion, including $401.8 million in net accounts receivable and $167.9 million in net inventory, and current liabilities of $345.1 million resulting in a working capital surplus of $732.5 million.  As of December 31, 2010, we had current assets of $967.5 million, including $414.1 million in net accounts receivable and $172.6 million in net inventory, and current liabilities of $455.2 million resulting in a working capital surplus of $512.3 million.

As of March 31, 2011 and December 31, 2010, we had $401.8 million and $414.1 million, respectively, of receivables outstanding, net of realization reserves of $87.1 million and $97.0 million, respectively.  Americas receivables, net of realization reserves, were outstanding for an average of 62 days at March 31, 2011 compared to 63 days at December 31, 2010.  EMEA and APAC net receivables were outstanding for an average of 98 days and 73 days, respectively, at March 31, 2011, up from 93 days and 72 days, respectively, at December 31, 2010 due primarily to weaker collection performance, partially offset by a decrease in the net accounts receivable balance due to the strengthening of the U.S. dollar compared to other currencies.

Capital Expenditures

During the first three months of 2011 and 2010, we made capital expenditures of $36.5 million and $26.3 million, respectively.  Capital expenditures during 2011 related to expanding the rental fleet and the purchase of land for the construction of our global headquarters building.  Capital expenditures during 2010 related primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

In January 2011, we entered into a new senior credit facility consisting of a $550.0 million term A facility and a $650.0 million revolving credit facility due January 2016.  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2011 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	January 2016	-		$-	$638,365	(1)
Term loan facility	January 2016	2.565%	(2)	543,125	-	(3)

Total				$543,125	$638,365

(1) At March 31, 2011, the amount available under the revolving portion of our credit facility reflected a reduction of $11.6 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements.  Excluding the interest rate hedging arrangements, our nominal interest rate as of March 31, 2011 was 2.060%.
(3) The Company also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.

As of March 31, 2011, we were in compliance with all covenants under the senior credit agreement. For further information on the 2016 Senior Credit Facility, see Note 3 of the notes to the condensed consolidated financial statements.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of March 31, 2011 and December 31, 2010, we were in compliance with all covenants under the Indenture and the Convertible Notes were not yet convertible by the holders thereof.  For further information on our Convertible Notes and related Note Hedge and Warrants, see note 3 of the notes to the condensed consolidated financial statements.

Interest Rate Protection

As of March 31, 2011 and December 31, 2010, we had twenty and eighteen interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate $491.0 million and $444.5 million, respectively, notional amount of our outstanding variable rate debt at weighted average interest rates of 0.869% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  As of March 31, 2011 and December 31, 2010, the aggregate fair value of our swap agreements was negative and recorded as a liability of $1.2 million and $1.7 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $1.0 million and $3.0 million lower for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, we had also entered into additional interest rate swap agreements to convert $150.0 million of our variable-rate debt to a fixed rate basis at interest rates ranging from 0.714% to 0.940%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on June 30, 2011 for $50.0 million and September 30, 2011 for $100.0 million and were designated as cash flow hedge instruments.

For further information on our interest rate protection agreements, see Note 4 of the notes to the condensed consolidated financial statements.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of March 31, 2011 for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$20,625	$27,500	$41,250	$55,000	$745,000	$343,750	$1,233,125

OTHER MATTERS

We continue to see signs of weakness in the U.S. and global economies.  We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries.  Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit which may contribute to pressures on their operating margins.  We believe that rising unemployment reduces the number of individuals covered by private insurance which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals.  Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare.  If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In July 2008, NPWT was removed from the initial round of Medicare’s durable medical equipment competitive bidding program, which was effective January 1, 2011.  CMS has not yet announced categories and areas included in round two of the competitive bidding program, which will be effective no earlier than July 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program which KCI has done effectively for over a decade.  Additionally, we believe selection of NPWT suppliers under the competitive bidding program should be based on each supplier’s ability to deliver NPWT systems cleared by the FDA for safe use in the home.  The importance of training and support for caregivers and patients has been validated by the recent FDA initiative focused on the migration of complex medical devices into the home.  KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting which differentiates us from other manufacturers and suppliers of NPWT products.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  For the fiscal year ended 2010, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue.

In September 2010 and February 2011, we conducted a corrective field action with respect to our RotoProne product which included clarified labeling and written notifications to existing customers regarding operational and safety features of the RotoProne and an update to the buckles used to secure patients to the Therapy System.  KCI reported these voluntary corrections to the FDA.  We do not expect that this corrective action will have a material impact on our results of operations.

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

In November 2009, the FDA issued a Preliminary Public Health Notice (“PHN”) notifying caregivers and patients of potential complications associated with the use of NPWT products.  The FDA updated the notice in February 2011.  The complications cited by the FDA and the recommendations for care-givers and patients are consistent with the labeling and training we provide in our professional education programs.  We believe that our demonstrated commitment to the safety and efficacy of our products is consistent with the FDA’s messaging in the PHN.  In our educational programs, we give detailed guidance to practitioners regarding the selection of patients, contraindications, patient risk factors and the warnings included in our labeling.  In addition, V.A.C. Therapy patients receive detailed instructions on how to use our products as well as information on possible complications, patient risk factors, and warnings associated with using our products.  These efforts, combined with our nation-wide 24-hour clinical support and service, as well as our provision of a continuum of care between care settings, set us apart as a leading NPWT provider in the United States and around the world.  We continue to provide our customers with the highest level of clinical support and education to minimize the incidence of complications associated with our products.  However, when complications associated with our products do occur, we file Medical Device Reports with the FDA consistent with the highest standards of quality, compliance and complaint reporting.  V.A.C. Therapy is designed to safely treat complicated wounds, often on patients with severe comorbidities; reported complications are extremely rare.  Although the FDA did not specifically tie KCI or V.A.C. Therapy to safety issues in the PHN, we have received and responded to several inquiries from customers and professional associations concerned about the notice.  We will continue to monitor and respond to the concerns of our customers regarding the PHN and any similar communications by the FDA in the future.

In April 2011, LifeCell Corporation initiated a voluntary recall of specified lots of human-tissue based products because of information received indicating that the tissue may not have been suitable for transplant. We have notified the FDA of the voluntary recall and have recovered all affected product from the sole affected customer.  We have also initiated communications with the customer for the replacement of the product.  We do not expect the recall to materially impact our revenue or cost of goods sold.  Any defects that warrant material or widespread product recalls in the future could have a material adverse effect on our operating results.

Critical Accounting Estimates

For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly.  We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable-rate borrowings to a fixed-rate basis through March 2013, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

The tables below provide information as of March 31, 2011 and December 31, 2010 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the tables present notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of March 31, 2011
	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$861,672	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$20,625	$27,500	$41,250	$55,000	$398,750	$543,125	$543,125
Weighted average interest rate (2)	2.060%	2.060%	2.060%	2.060%	2.060%	2.060%

Interest rate swap (3)
Variable to fixed-notional amount	$291,000	$250,000	$100,000	$—	$—	$641,000	$(1,213)
Average pay rate	0.936%	0.730%	0.993%	—	—	0.865%
Average receive rate (4)	0.310%	0.310%	0.310%	—	—	0.310%

(1) The fair value of our 3.25% Convertible Senior Notes due 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rate for all periods presented represents the nominal interest rate as of March 31, 2011.  This rate resets quarterly.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at March 31, 2011.
(4) The average receive rates for future periods are based on the current period average receive rates.  These rates reset quarterly.

	Expected Maturity Date as of December 31, 2010
	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$727,881	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$169,500	$226,000	$131,833	$—	$—	$527,333	$527,333
Weighted average interest rate (2)	4.500%	4.500%	4.500%	—	—	4.500%

Interest rate swap (3)
Variable to fixed-notional amount	$444,500	$100,000	$—	$—	$—	$544,500	$(1,677)
Average pay rate	1.226%	0.549%	—	—	—	1.102%
Average receive rate (4)	0.310%	0.310%	—	—	—	0.310%

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

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Japan, Singapore and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia.  Our foreign operations are generally measured in their applicable local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

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

At March 31, 2011, we had outstanding foreign currency exchange contracts to sell or purchase approximately $44.6 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $27.0 million for the three months ended March 31, 2011.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the three months ended March 31, 2011 would change our net earnings for the period by approximately $2.5 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, KCI is a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts and the U.S. Patent and Trademark Office (“USPTO”).  Additionally, from time to time, KCI is a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents.  It is not possible to reliably predict the outcome of the proceedings described below.  However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued and are reflected in our condensed consolidated financial statements through February 27, 2011.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the three months ended March 31, 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  We believe that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims, and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

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

In January 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device introduced by ITI in 2007 infringes three Wake Forest patents which are exclusively licensed to KCI.  This case is currently stayed.

Also in January and June of 2008, KCI and its affiliates filed separate suits in state District Court in Bexar County, Texas, against ITI and several of its principals, all of whom are former employees of KCI.  These cases have now been consolidated into a single case.  The claims in this case include breach of confidentiality agreements, conversion of KCI technology, theft of trade secrets and conspiracy.  We are seeking damages and injunctive relief in the state court case.  At this time, the state court case against ITI and its principals is not set for trial.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina.  The federal complaint alleges that a NPWT device manufactured by Boehringer and commercialized by Convatec infringes Wake Forest patents which are exclusively licensed to KCI.  In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents.  This case was recently stayed by the Federal District Court.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the ‘720 Patent”).  In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the ‘720 Patent.  In March 2009, the German Federal Patent Court ruled the German patent corresponding to the ‘720 Patent invalid.  KCI is not appealing this decision.

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  A ruling in this case could be made at any time.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  KCI is appealing this decision.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.

In July 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in France alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent. KCI also filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of KCI’s ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  On April 29, 2011, the Paris District Court upheld the validity of key claims of KCI’s ‘504 patent but ruled KCI’s ‘504 patent was not infringed by Smith & Nephew’s NPWT systems.  The Paris District Court also ruled the asserted claims of KCI’s ‘950 patent invalid. KCI is considering its options, including whether to appeal this decision.

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on KCI’s ‘504 Patent and KCI’s ‘950 Patent and proceeded to trial in May 2010.  In June 2010, the Court in the United Kingdom ruled the claims at issue from KCI’s ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of KCI’s ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010, the Court of Appeal upheld the validity of key claims of both patents, and the finding of infringement on KCI’s ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  More recently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to nine lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

January 1 – 31, 2011	47	$ 45.82	N/A	N/A

February 1 – 28, 2011	22,186	$ 48.25	N/A	N/A

March 1 – 31, 2011	1,009	$ 51.75	N/A	N/A

Total	23,242	$ 48.40	N/A	N/A

(1) Shares purchased and retired in connection with the withholding of shares to satisfy minimum tax withholding obligations upon vesting of previously issued shares of restricted common stock.

ITEM 5.     OTHER INFORMATION

Beginning in 1993, we licensed certain patents from Wake Forest University relating to NPWT (the “License Agreement”).   Claims from two of the Wake Forest U.S. patents were held to be invalid in October 2010 by the U.S. District Court for the Western District of Texas.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the License Agreement is inappropriate.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  On March 18, 2011, Wake Forest University provided written notice of termination to KCI immediately terminating all licenses to KCI, and sublicenses granted by KCI, pursuant to the License Agreement.

ITEM 6.     EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: May 4, 2011	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 4, 2011	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated May 4, 2011.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.