Form 10-Q
period 2011-06-30
KINETIC CONCEPTS INC
filed 2011-08-04
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common Stock: 73,067,017 shares as of August 2, 2011

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$498,424	$316,603
Accounts receivable, net	411,095	414,083
Inventories, net	168,647	172,552
Deferred income taxes	29,065	30,112
Prepaid expenses and other	47,738	34,199

Total current assets	1,154,969	967,549

Net property, plant and equipment	299,332	271,063
Debt issuance costs, net	30,691	22,622
Deferred income taxes	20,597	17,151
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	443,922	453,802
Other non-current assets	15,537	14,931

	$3,293,929	$3,075,999

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$51,227	$60,137
Accrued expenses and other	241,628	225,524
Current installments of long-term debt	27,500	169,500

Total current liabilities	320,355	455,161

Long-term debt, net of current installments and discount	1,097,486	935,290
Non-current tax liabilities	37,395	35,588
Deferred income taxes	140,996	163,386
Other non-current liabilities	2,650	3,495

Total liabilities	1,598,882	1,592,920

Shareholders' equity:
Common stock; authorized 225,000 at 2011 and 2010; issued and outstanding 72,928 at 2011 and 71,996 at 2010	73	72
Preferred stock; authorized 50,000 at 2011 and 2010; issued and outstanding 0 at 2011 and 2010	-	-
Additional paid-in capital	904,845	852,152
Retained earnings	763,277	613,434
Accumulated other comprehensive income, net	26,852	17,421

Shareholders' equity	1,695,047	1,483,079

	$3,293,929	$3,075,999

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rental	$279,314	$283,084	$558,014	$563,075
Sales	240,516	214,688	463,000	420,502

Total revenue	519,830	497,772	1,021,014	983,577

Rental expenses	146,353	155,622	296,845	308,841
Cost of sales	60,418	62,307	122,137	123,231

Gross profit	313,059	279,843	602,032	551,505

Selling, general and administrative expenses	152,155	147,212	296,522	282,591
Research and development expenses	23,411	21,718	44,594	46,502
Acquired intangible asset amortization	8,856	9,556	17,712	19,715

Operating earnings	128,637	101,357	243,204	202,697

Interest income and other	267	143	469	279
Interest expense	(17,157)	(22,264)	(37,997)	(45,826)
Foreign currency loss	(206)	(2,657)	(25)	(5,267)

Earnings before income taxes	111,541	76,579	205,651	151,883

Income taxes	30,116	22,974	55,808	45,565

Net earnings	$81,425	$53,605	$149,843	$106,318

Net earnings per share:

Basic	$1.13	$0.76	$2.09	$1.50

Diluted	$1.09	$0.75	$2.04	$1.48

Weighted average shares outstanding:

Basic	72,128	70,836	71,748	70,678

Diluted	74,882	71,805	73,420	71,657

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$149,843	$106,318
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	11,279	10,443
Depreciation and other amortization	71,685	80,511
Provision for bad debt	5,364	4,139
Write-off of deferred debt issuance costs	3,218	1,928
Share-based compensation expense	15,879	15,434
Deferred income tax benefit	(21,061)	(29,647)
Excess tax benefit from share-based payment arrangements	(2,082)	(1,392)
Change in assets and liabilities:
Decrease in accounts receivable, net	3,586	30,932
Decrease (increase) in inventories, net	4,504	(36,102)
Increase in prepaid expenses and other	(13,540)	(4,193)
Decrease in accounts payable	(8,585)	(632)
Increase (decrease) in accrued expenses and other	17,824	(20,687)
Increase (decrease) in tax liabilities, net	2,088	(18,692)
Decrease in deferred income taxes, net	(3,541)	(460)
Net cash provided by operating activities	236,461	137,900

Cash flows from investing activities:
Additions to property, plant and equipment	(66,750)	(46,192)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(7,239)	7,265
Dispositions of property, plant and equipment	913	1,067
Increase in identifiable intangible assets and other non-current assets	(17,364)	(2,091)
Net cash used by investing activities	(90,440)	(39,951)

Cash flows from financing activities:
Repayments of long-term debt, revolving credit facility and capital lease obligations	(13,830)	(125,054)
Proceeds from exercise of stock options	36,004	10,185
Proceeds from the purchase of stock in ESPP and other	4,107	3,451
Excess tax benefit from share-based payment arrangements	2,082	1,392
Purchase of immature shares for minimum tax withholdings	(3,681)	(1,108)
Refinancing of senior credit facility:
Proceeds from borrowings on refinancing of senior credit facility	146,012	-
Repayments on senior credit facility – due 2013	(123,346)	-
Payment of debt issuance costs	(14,676)	-
Net cash provided (used) by financing activities	32,672	(111,134)

Effect of exchange rate changes on cash and cash equivalents	3,128	(2,904)

Net increase (decrease) in cash and cash equivalents	181,821	(16,089)
Cash and cash equivalents, beginning of period	316,603	263,157

Cash and cash equivalents, end of period	$498,424	$247,068

Cash paid for:
Interest, including cash paid under interest rate swap agreements	$19,613	$28,215
Income taxes, net of refunds	$84,913	$94,306

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

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

We have three reportable operating segments which correspond to our global business units: Active Healing Solutions™ (“AHS”); LifeCell™; and Therapeutic Support Systems (“TSS”).  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the second quarter and the first six months of 2011 was 27.0% and 27.1%, respectively, compared to 30.0% for the second quarter and the first six months of 2010.  The lower effective income tax rate in the second quarter and first six months of 2011 resulted primarily from a higher percentage of taxable income being generated in lower-tax foreign jurisdictions.

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

(d)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 3.  As of June 30, 2011, Bank of America and JP Morgan Chase held equity hedges related to our convertible note hedge in notional amounts of approximately $176.5 million each.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $50.0 million and $2.3 million, respectively.  Additionally, JP Morgan Chase was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $25.0 million and $6.5 million, respectively.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions.  Deposits held with banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and are maintained at financial institutions of reputable credit and, therefore, bear minimal credit risk.

(e)     Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010
Gross trade accounts receivable:
Americas:
AHS and TSS	$307,049	$341,874
LifeCell	42,501	39,251

Subtotal Americas	349,550	381,125

EMEA	117,272	106,174
APAC	12,825	11,583

Total trade accounts receivable	479,647	498,882

Less: Allowance for revenue adjustments	(69,814)	(87,035)

Gross trade accounts receivable	409,833	411,847

Less: Allowance for bad debt	(9,367)	(9,970)

Net trade accounts receivable	400,466	401,877

Other receivables	10,629	12,206

	$411,095	$414,083

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

The domestic TPP reimbursement process requires extensive documentation which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business and, therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our homecare business may, in some cases, extend beyond one year prior to full settlement of the claim.

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Finished goods and tissue available for distribution	$92,612	$92,769
Goods and tissue in-process	16,187	9,507
Raw materials, supplies, parts and unprocessed tissue	90,463	96,197

	199,262	198,473

Less: Amounts expected to be converted into equipment for short-term rental	(17,247)	(10,008)
Reserve for excess and obsolete inventory	(13,368)	(15,913)

	$168,647	$172,552

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	June 30,	December 31,
	2011	2010

Senior Credit Facility – due 2016	$536,250	$-
Senior Credit Facility – due 2013	-	527,333
Senior Revolving Credit Facility – due 2016	-	-
Senior Revolving Credit Facility – due 2013	-	-
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(101,264)	(112,543)

	1,124,986	1,104,790
Less: Current installments	(27,500)	(169,500)

	$1,097,486	$935,290

The fair value of the senior credit facility and the convertible senior notes was $536.3 million and $884.2 million, respectively, at June 30, 2011.  At December 31, 2010, the fair value of the senior credit facility and the convertible senior notes was $527.3 million and $727.9 million, respectively.  The fair values of our senior credit facilities and the convertible senior notes were estimated based upon open-market trades and related market quotations at or near quarter or year-end.

Senior Credit Facility

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and may be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016 (the “2016 Senior Credit Facility”).  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At June 30, 2011, no revolving credit loans were outstanding and we had outstanding letters of credit in the aggregate amount of $12.0 million.  The resulting availability under the revolving credit facility was $638.0 million.  The Company also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.  As of June 30, 2011, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 17 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Note 3 of the notes to the condensed consolidated financial statement included in KCI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due April 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of June 30, 2011, we were in compliance with all covenants under the Indenture for the Convertible Notes.

Conversion. Holders of the Convertible Notes may convert their notes at their option on any business day prior to October 15, 2014 only if one or more of the following conditions are satisfied:

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

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  As of June 30, 2011, our Convertible Notes were not convertible by the holders thereof.

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

Interest Rate Protection

At June 30, 2011 and December 31, 2010, we had 17 and 18 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate of $475.0 million and $444.5 million, respectively, in notional amounts of our outstanding variable rate debt at weighted average interest rates of 0.750% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

As of June 30, 2011, we had also entered into additional interest rate swap agreements to convert $225.0 million of our variable rate debt to a fixed rate basis at interest rates ranging from 0.810% to 0.940%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on September 30, 2011 for $100.0 million and December 31, 2011 for $125.0 million and were designated as cash flow hedge instruments.

As a result of the interest rate swap agreements in effect as of June 30, 2011 and December 31, 2010, approximately 95.0% and 93.2%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At June 30, 2011 and December 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $2.2 million and $1.7 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of June 30, 2011 and December 31, 2010 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the second quarter or first six months of 2011 and 2010.  As of June 30, 2011 and December 31, 2010, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was approximately $2.2 million and $1.7 million, respectively.  If our interest rate protection agreements were not in place, interest expense would have been approximately $0.7 million and $1.7 million lower for the second quarter and first six months of 2011, respectively, and $2.7 million and $5.7 million lower in the same periods of the prior year.

Foreign Currency Exchange Risk Mitigation

At June 30, 2011 and December 31, 2010, we had foreign currency exchange contracts to sell or purchase $56.5 million and $92.1 million, respectively, of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

Fair Value Measurements

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	June 30,	December 31,	Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

Derivatives
designated as
hedging
instruments

	Prepaid			Accrued
Interest rate	expenses			expenses
swap agreements	and other	$-	$-	and other	$2,210	$1,677

Derivatives not
designated as
hedging
instruments

Foreign currency	Prepaid			Accrued
exchange	expenses			expenses
contracts	and other	172	364	and other	1,018	3,425

Total derivatives		$172	$364		$3,228	$5,102

The location and net amounts reported in the Statements of Earnings or in Accumulated Other Comprehensive Income (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Three months ended June 30,
	Effective portion
Derivatives	Amount of		Location of gain (loss)	Amount of gain (loss)
designated as	gain (loss)		reclassified from	reclassified from
cash flow hedging	recognized in		accumulated	accumulated
instruments	OCI on derivative		OCI into income	OCI into income

	2011	2010		2011	2010

Interest rate swap agreements	$(1,100)	$85	Interest expense	$(451)	$(1,736)

	Six months ended June 30,
	Effective portion
Derivatives	Amount of		Location of gain (loss)	Amount of gain (loss)
designated as	gain (loss)		reclassified from	reclassified from
cash flow hedging	recognized in		accumulated	accumulated
instruments	OCI on derivative		OCI into income	OCI into income

	2011	2010		2011	2010

Interest rate swap agreements	$(1,460)	$(793)	Interest expense	$(1,113)	$(3,687)

KCI’s foreign currency exchange contracts are not designated as hedging instruments under the Derivatives and Hedges topic of the Codification.  The gain or loss recognized on the foreign currency exchange contracts is included in the condensed consolidated statements of earnings under the caption “Foreign currency loss.”  The following table summarizes the composition of foreign currency gain (loss) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Foreign currency exchange contracts gain (loss)	$(1,683)	$6,564	$(3,016)	$8,812
Other foreign currency transaction gain (loss)	1,477	(9,221)	2,991	(14,079)

	$(206)	$(2,657)	$(25)	$(5,267)

Certain of KCI’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  For further information regarding the restrictive covenants of our credit facilities, see Note 17 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Note 3 of the notes to the condensed consolidated financial statement included in KCI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on June 30, 2011, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$81,425	$53,605	$149,843	$106,318

Weighted average shares outstanding:
Basic	72,128	70,836	71,748	70,678
Dilutive potential common shares from stock options and restricted stock (1)	1,441	969	1,371	979
Dilutive potential common shares from conversion of Convertible Notes (2)	1,313	-	301	-

Diluted	74,882	71,805	73,420	71,657

Basic net earnings per share	$1.13	$0.76	$2.09	$1.50

Diluted net earnings per share	$1.09	$0.75	$2.04	$1.48

(1) Potentially dilutive stock options and restricted stock totaling 1,112 shares and 3,619 shares for the three months ended June 30, 2011 and 2010, respectively, and 1,330 shares and 3,723 shares for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
(2) The average price of our common stock was $56.90 and $52.52 for the three and six months ended June 30, 2011, respectively.

Holders of our Convertible Notes may convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at their option any business day prior to October 15, 2014 if specific conditions are satisfied.  For further information on the Convertible Notes, see Note 3 of the notes to the condensed consolidated financial statements.  The Convertible Notes have no impact on diluted earnings per share (“EPS”) unless the average price of our common stock for the period exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion, we use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted EPS as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes have no impact on EPS unless our average share price for the period exceeds the $60.41 exercise price.

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Rental expenses	$1,074	$800	$2,304	$2,317
Cost of sales	280	133	516	444
Selling, general and administrative expenses	6,880	5,023	13,059	12,673

Pre-tax share-based compensation expense	8,234	5,956	15,879	15,434
Less: Income tax benefit	(2,766)	(2,167)	(5,287)	(5,369)

Total share-based compensation expense, net of tax	$5,468	$3,789	$10,592	$10,065

A summary of our stock option activity, and related information, for the six months ended June 30, 2011 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2011	5,470	$39.20
Granted	757	$46.98
Exercised	(919)	$39.98
Forfeited/Expired	(270)	$40.35

Options outstanding – June 30, 2011	5,038	$40.17	7.06	$88,626

Exercisable as of June 30, 2011	2,430	$42.16	5.97	$38,211

The following table summarizes restricted stock activity for the six months ended June 30, 2011:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2011	1,101	$37.41
Granted	651	$46.88
Vested and distributed	(264)	$45.49
Forfeited	(128)	$43.10

Unvested shares – June 30, 2011	1,360	$39.81

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$81,425	$53,605	$149,843	$106,318
Foreign currency translation adjustment, net of taxes	1,914	(4,779)	9,778	(6,534)
Net derivative gain (loss), net of taxes	(1,100)	85	(1,460)	(793)
Amount of loss reclassified from accumulated OCI into income, net of taxes	451	1,736	1,113	3,687

Total comprehensive income	$82,690	$50,647	$159,274	$102,678

NOTE 8.     Commitments and Contingencies

Litigation Relating to the Proposed Merger

Following the announcement on July 13, 2011 that KCI had entered into a definitive merger agreement under which a consortium of funds advised by Apax Partners will acquire KCI (the “Merger”), two purported shareholders of KCI initiated legal actions challenging the Merger. On July 20, 2011, purported shareholder John Chevedden sent a letter to the KCI Board of Directors demanding that the Board take actions to remedy alleged breaches of fiduciary duties in connection with the Board’s approval of the Merger.  The purported shareholder stated that if the Board of Directors does not take actions as demanded in his letter, he will prosecute a shareholder derivative action against the Company and its directors.  The Board of Directors will review this purported shareholder’s demand and determine how to proceed in response to the allegations.

On July 22, 2011, purported shareholder Sharon M. Dunn filed a putative class action petition in the District Court of Bexar County, Texas, 288th Judicial District, in an action styled Dunn v. Apax Partners et al., Case No. 2011-CI-11943.  The action asserts claims against KCI’s directors and against KCI as a nominal defendant, and additionally names as defendants Apax Partners, Chiron Holdings, Inc., Chiron Merger Sub, Inc., and John Does 1-25 (unidentified associates and affiliates of Apax Partners forming the consortium to purchase the Company) (collectively, “Apax Partners”).  The petition in this putative class action alleges that KCI’s directors breached their fiduciary duties to shareholders and committed gross mismanagement and waste of corporate assets by their actions in approving the merger agreement.  The petition further alleges that Apax Partners aided and abetted these alleged breaches of fiduciary duties.  The petition requests that the Merger be enjoined.

On August 2, 2011, purported shareholder Michael Ross filed a putative class action petition in the District Court of Bexar County, Texas, 224th Judicial District, in an action styled Ross v. Kinetic Concepts, Inc. et al., Case No. 2011-CI-12497.  This action asserts claims against KCI and its directors and additionally names as defendants Apax Partners, the Canada Pension Plan Investment Board, the Public Sector Pension Investment Board, Chiron Merger Sub, Inc., and Chiron Holdings, Inc.  The petition in this putative class action alleges that KCI and its directors breached their fiduciary duties to shareholders by their actions in approving the merger agreement.  The petition further alleges that the remaining defendants aided and abetted these alleged breaches of fiduciary duties.  The petition requests that the Merger be enjoined.

Although it is not possible to predict the outcome of these litigation matters with certainty, KCI and its directors believe that the claims raised by these purported shareholders are without merit, and the defendants intend to defend their positions in these matters vigorously.  Currently we cannot determine whether the ultimate outcome of these legal actions will have a material impact on the Company’s financial position, results of operations, or cash flows.

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

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing negative pressure wound therapy (“NPWT”) products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license agreement was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first six months of 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011, the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described below.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and a second case against Medela, for the manufacture, use and sale of NPWT products which we alleged infringe claims of patents licensed exclusively to KCI by Wake Forest.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  As a result, KCI has initiated the Wake Forest royalty litigation described above, and KCI is not planning to participate in any appeal of the Smith & Nephew litigation.  Wake Forest is appealing the decision in the Smith & Nephew litigation.  The case against Medela’s gauze-based devices remains pending, but was recently stayed by the Federal District Court.

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

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  This decision was affirmed on appeal in July 2011.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.

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

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on KCI’s ‘504 Patent and KCI’s ‘950 Patent and proceeded to trial in May 2010.  In June 2010, the Court in the United Kingdom ruled the claims at issue from KCI’s ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of KCI’s ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010, the Court of Appeal upheld the validity of key claims of both patents and the finding of infringement on KCI’s ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  Subsequently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to approximately 50 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  These cases have been consolidated for centralized management in Middlesex County, New Jersey.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that after the application of our self-insured retention relating to products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

Other Litigation

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General ("OIG") seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DMACs”).  The Company cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request.  On May 9, 2011, the Company received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against the Company by two former employees in Federal Court in California.  The complaints were recently unsealed, and KCI intends to defend itself in these matters vigorously, including seeking the dismissal of these allegations.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.  We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

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

On May 9, 2011, LifeCell Corporation received a warning letter dated May 5, 2011 from the FDA following an inspection by the FDA at LifeCell in November 2010.  The Warning Letter primarily related to the Company’s failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain observed non-compliance with FDA regulations covering the promotion of LifeCell’s Strattice/LTM product for use with breast implants.  The Company submitted a written response to the FDA on May 31, 2011.  LifeCell is cooperating with the FDA and believes that the corrective actions it is taking will resolve the FDA’s concerns without a material impact on the Company’s business.  However, the Company cannot give any assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

NOTE 9.     Segment and Geographic Information

We are engaged in the rental and sale of advanced wound care systems, regenerative medicine products and therapeutic support systems.  KCI has operations in more than 20 countries.

We have three reportable operating segments which correspond to our business units: AHS; LifeCell; and TSS.  Our three global operating segments also represent our reporting units as defined by the Codification.  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various business units based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate.  We measure segment profit as operating earnings, which is defined as income before interest and other income, interest expense, foreign currency gains and losses, and income taxes.  All intercompany transactions are eliminated in computing revenue and operating earnings.

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
AHS
Americas	$266,859	$266,681	$524,719	$516,513
EMEA	75,155	71,919	144,095	147,524
APAC	15,957	9,126	29,696	16,642

Subtotal – AHS	357,971	347,726	698,510	680,679

LifeCell
Americas	93,268	82,188	183,505	160,162
EMEA	3,062	1,555	5,839	2,596

Subtotal – LifeCell	96,330	83,743	189,344	162,758

TSS
Americas	40,966	44,563	85,519	92,963
EMEA	24,191	21,564	47,061	46,453
APAC	372	176	580	724

Subtotal – TSS	65,529	66,303	133,160	140,140

Total revenue	$519,830	$497,772	$1,021,014	$983,577

	Three months ended			Six months ended
	June 30,			June 30,
	2011	2010		2011	2010
Operating earnings:
AHS	$128,815	$116,689		$243,189	$217,281
LifeCell	24,775	19,819		52,913	41,871
TSS	4,387	(5,204)	(1)	8,619	2,968	(1)

Non-allocated costs:
General headquarter expense	(12,251)	(14,061)	(2)	(27,927)	(23,361)	(2)
Share-based compensation	(8,234)	(5,956)		(15,879)	(15,434)
Acquisition-related expenses (3)	(8,855)	(9,930)		(17,711)	(20,628)

Total non-allocated costs	(29,340)	(29,947)		(61,517)	(59,423)

Total operating earnings	$128,637	$101,357		$243,204	$202,697

(1) Includes $7.4 million of expenses associated with the TSS product portfolio rationalization recorded in the second quarter of 2010.
(2) Includes expenses associated with our global business transformation efforts, including severance and other expenses of $5.3 million recorded during the second quarter of 2010.
(3) Includes amortization of acquired intangible assets and costs to retain key employees related to our purchase of LifeCell in May 2008.

NOTE 10.     Subsequent Events

On July 12, 2011, we entered into a definitive merger agreement under which a consortium of funds advised by Apax Partners, together with controlled affiliates of Canada Pension Plan Investment Board and Canada’s Public Sector Pension Investment Board, will acquire KCI for $68.50 per share in cash in a transaction valued at $6.3 billion, inclusive of KCI’s outstanding debt.

The Board of Directors of KCI has unanimously approved the merger agreement and recommended that KCI’s shareholders adopt the agreement with the consortium.  A special meeting of KCI’s shareholders will be held as soon as practicable after the filing of a definitive proxy statement with the U.S. Securities and Exchange Commission and subsequent mailing to shareholders.  The mailing of the proxy statement is expected to take place following the expiration of a 40-day ‘go-shop’ period, during which KCI is permitted to encourage and solicit alternative proposals from third parties.

The transaction is subject to certain closing conditions, including the approval of KCI’s shareholders, regulatory approvals and the satisfaction of other customary closing conditions, but is not subject to any condition with regard to the financing of the transaction.  The transaction is currently expected to close in the second half of 2011.

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

•
Our LifeCell™ business unit is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based StratticeTM Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers.  The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other LifeCell products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.  During January 2011, the Company launched our newest acellular dermal matrix, AlloDerm® Regenerative Tissue Matrix Ready to Use.  AlloDerm® RTM Ready to Use provides all the regenerative features of AlloDerm in a sterile format that does not require rehydration like the freeze-dried version.

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

We are principally engaged in the rental and sale of our products in more than 20 countries.  We currently have approximately 7,000 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in Ireland, the United States, the United Kingdom and Belgium.

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

RECENT DEVELOPMENTS

On July 12, 2011, we entered into a definitive merger agreement (the “Merger”) under which a consortium of funds advised by Apax Partners (“Apax”), together with controlled affiliates of Canada Pension Plan Investment Board (“CPP”) and Canada’s Public Sector Pension Investment Board (“PSP”), will acquire KCI for $68.50 per share in cash in a transaction valued at $6.3 billion, inclusive of KCI’s outstanding debt.

The Board of Directors of KCI has unanimously approved the merger agreement and recommended that KCI’s shareholders adopt the agreement with the consortium.  A special meeting of KCI’s shareholders will be held as soon as practicable after the filing of a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) and subsequent mailing to shareholders.  The mailing of the proxy statement is expected to take place following the expiration of a 40-day ‘go-shop’ period, during which KCI is permitted to encourage and solicit alternative proposals from third parties.

The transaction is subject to certain closing conditions, including the approval of KCI’s shareholders, regulatory approvals and the satisfaction of other customary closing conditions, but is not subject to any condition with regard to the financing of the transaction.  The transaction is currently expected to close in the second half of 2011.

Additional Information about the Merger and Where to Find It

This Form 10-Q may be deemed to be solicitation material in respect of the proposed acquisition of KCI by a consortium comprised of funds advised by Apax, together with controlled affiliates of CPP and Canada’s PSP. In connection with the proposed acquisition, KCI plans to file a preliminary proxy statement with the SEC.  INVESTORS AND SECURITY HOLDERS OF KCI ARE ADVISED TO READ THE PRELIMINARY PROXY STATEMENT, THE DEFINITIVE PROXY STATEMENT AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED ACQUISITION.  The definitive proxy statement will be mailed to shareholders of KCI.  Investors and security holders may obtain a free copy of the proxy statement when it becomes available, and other documents filed by KCI with the SEC, at the SEC’s web site at http://www.sec.gov.  Free copies of the proxy statement, when it becomes available, and KCI’s other filings with the SEC may also be obtained from KCI by directing a request to Kinetic Concepts, Inc., Attention: Investor Relations, 8023 Vantage Drive, San Antonio, TX 78230-4726, or by calling 210-255-6157.

KCI and its directors, executive officers and other members of its management and employees may be deemed to be soliciting proxies from KCI’s shareholders in favor of the proposed acquisition. Information regarding KCI’s directors and executive officers is available in its 2010 Annual Report on Form 10-K filed with the SEC on March 1, 2011, and definitive proxy statement relating to its 2011 Annual Meeting of Shareholders filed with the SEC on April 15, 2011.  Shareholders may obtain additional information regarding the interests of KCI and its directors and executive officers in the proposed acquisition, which may be different than those of KCI’s shareholders generally, by reading the preliminary proxy statement, definitive proxy statement and other relevant documents filed with the SEC when they become available.

RESULTS OF OPERATIONS

We have three reportable operating segments which correspond to our three global business units: AHS, LifeCell and TSS.  We have three primary geographic regions for which we provide supplemental information: Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; EMEA, which is comprised principally of Europe and includes the Middle East and Africa; and APAC, which is comprised of the Asia Pacific region.  Revenue for each of our geographic regions in which we operate is disclosed for each of our business units.  Certain prior period amounts have been reclassified to conform to the 2011 presentation.  In 2011, we began separately reporting the EMEA and APAC geographic revenue results.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2011	2010	Change	2011	2010	Change
AHS revenue:
Americas	$266,859	$266,681	0.1%	$524,719	$516,513	1.6%
EMEA	75,155	71,919	4.5	144,095	147,524	(2.3)
APAC	15,957	9,126	74.9	29,696	16,642	78.4

Total – AHS	357,971	347,726	2.9	698,510	680,679	2.6

LifeCell revenue:
Americas	93,268	82,188	13.5	183,505	160,162	14.6
EMEA	3,062	1,555	96.9	5,839	2,596	124.9

Total – LifeCell	96,330	83,743	15.0	189,344	162,758	16.3

TSS revenue:
Americas	40,966	44,563	(8.1)	85,519	92,963	(8.0)
EMEA	24,191	21,564	12.2	47,061	46,453	1.3
APAC	372	176	111.4	580	724	(19.9)

Total – TSS	65,529	66,303	(1.2)	133,160	140,140	(5.0)

Total revenue	$519,830	$497,772	4.4%	$1,021,014	$983,577	3.8%

For additional discussion on segment and operation information, see Note 9 of the notes to the condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$218,338	$227,660	(4.1)%	$438,958	$448,063	(2.0)%
Sales	182,755	165,772	10.2	354,785	321,575	10.3

Total –Americas	401,093	393,432	1.9	793,743	769,638	3.1

EMEA revenue:
Rental	52,098	50,919	2.3	102,214	106,684	(4.2)
Sales	50,310	44,119	14.0	94,781	89,889	5.4

Total – EMEA	102,408	95,038	7.8	196,995	196,573	0.2

APAC revenue:
Rental	8,878	4,505	97.1	16,842	8,328	102.2
Sales	7,451	4,797	55.3	13,434	9,038	48.6

Total – APAC	16,329	9,302	75.5	30,276	17.366	74.3

Total rental revenue	279,314	283,084	(1.3)	558,014	563,075	(0.9)
Total sales revenue	240,516	214,688	12.0	463,000	420,502	10.1

Total revenue	$519,830	$497,772	4.4%	$1,021,014	$983,577	3.8%

The change in total revenue compared to the prior-year periods was due to increased LifeCell and AHS sales, partially offset by decreased TSS revenue.  Foreign currency exchange rate movements favorably impacted total revenue by 3.0% and 1.7%, respectively, for the second quarter and first six months of 2011 compared to the corresponding periods of the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010:

	Three months ended June 30,			Six months ended June 30,

	2011	2010	Change	2011	2010	Change

AHS revenue	68.9%	69.9%	(100 bps)	68.4%	69.2%	(80 bps)
LifeCell revenue	18.5	16.8	170 bps	18.6	16.6	200 bps
TSS revenue	12.6	13.3	(70 bps)	13.0	14.2	(120 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

Americas revenue	77.2%	79.0%	(180 bps)	77.7%	78.2%	(50 bps)
EMEA revenue	19.7	19.1	60 bps	19.3	20.0	(70 bps)
APAC revenue	3.1	1.9	120 bps	3.0	1.8	120 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	53.7%	56.9%	(320 bps)	54.7%	57.2%	(250 bps)
Sales revenue	46.3	43.1	320 bps	45.3	42.8	250 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$184,478	$189,076	(2.4)%	$366,340	$368,069	(0.5)%
Sales	82,381	77,605	6.2	158,379	148,444	6.7

Total Americas revenue	266,859	266,681	0.1	524,719	516,513	1.6

EMEA revenue:
Rental	31,775	33,271	(4.5)	62,224	68,856	(9.6)
Sales	43,380	38,648	12.2	81,871	78,668	4.1

Total EMEA revenue	75,155	71,919	4.5	144,095	147,524	(2.3)

APAC revenue:
Rental	8,861	4,502	96.8	16,821	8,281	103.1
Sales	7,096	4,624	53.5	12,875	8,361	54.0

Total APAC revenue	15,957	9,126	74.9	29,696	16,642	78.4

Total rental revenue	225,114	226,849	(0.8)	445,385	445,206	-
Total sales revenue	132,857	120,877	9.9	253,125	235,473	7.5

Total AHS revenue	$357,971	$347,726	2.9%	$698,510	$680,679	2.6%

AHS revenue from the Americas region for the second quarter of 2011 was comparable to the prior-year period.  The 1.6% increase in revenue for the first half of 2011 resulted from a combination of increased V.A.C.® disposable sales and the adoption of new negative pressure-based therapies we have introduced in the U.S., partially offset by a decrease in realized rental pricing.  Foreign currency exchange rate movements did not have a significant impact on AHS Americas revenue as compared to the prior-year periods.

The increase in AHS revenue from the EMEA region for the second quarter of 2011 compared to the prior-year period was attributable primarily to favorable foreign currency exchange rate movements and volume growth for V.A.C.Via™, partially offset by a decrease in revenue due to increased European Union healthcare spending austerity measures combined with continued pricing pressures. Foreign currency exchange rate movements favorably impacted second quarter and first half 2011 AHS EMEA revenue by 12.2% and 5.9%, respectively, compared to the prior-year periods.

The AHS APAC revenue growth for the second quarter and first six months of 2011 was due to higher unit volumes, particularly in Japan, favorable foreign currency rate movements, and improved average pricing resulting from favorable product mix by country.  Foreign currency exchange rate movements favorably impacted second quarter and first half 2011 AHS APAC revenue by 21.0% and 17.5%, respectively, compared to the prior-year periods.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change

Americas	$93,268	$82,188	13.5%	$183,505	$160,162	14.6%
EMEA	3,062	1,555	96.9	5,839	2,596	124.9

Total LifeCell revenue	$96,330	$83,743	15.0%	$189,344	$162,758	16.3%

The growth in LifeCell revenue over the prior-year periods was due primarily to increased demand for our acellular tissue matrix products as the result of continued market penetration and geographic expansion.  EMEA LifeCell sales reported growth in all geographic locations where we have launched our LifeCell products.  LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 93.9% and 93.2%, respectively, of total LifeCell revenue for the second quarter and first six months of 2011 compared to 93.2% during both prior-year periods.  Direct sales of Strattice, our porcine-based reconstructive tissue matrix product, accounted for 45.5% and 45.0% of total LifeCell revenue for the second quarter and first six months of 2011, respectively, compared to 39.6% and 38.3%, respectively, in the prior-year periods.  Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue as compared to the prior-year periods.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$33,505	$38,584	(13.2)%	$72,028	$79,994	(10.0)%
Sales	7,461	5,979	24.8	13,491	12,969	4.0

Total Americas revenue	40,966	44,563	(8.1)	85,519	92,963	(8.0)

EMEA revenue:
Rental	20,323	17,648	15.2	39,990	37,828	5.7
Sales	3,868	3,916	(1.2)	7,071	8,625	(18.0)

Total EMEA revenue	24,191	21,564	12.2	47,061	46,453	1.3

APAC revenue:
Rental	17	3	466.7	21	47	(55.3)
Sales	355	173	105.2	559	677	(17.4)

Total APAC revenue	372	176	111.4	580	724	(19.9)

Total rental revenue	53,845	56,235	(4.3)	112,039	117,869	(4.9)
Total sales revenue	11,684	10,068	16.1	21,121	22,271	(5.2)

Total TSS revenue	$65,529	$66,303	(1.2)%	$133,160	$140,140	(5.0)%

The decrease in worldwide TSS revenue from the prior-year periods was due primarily to lower rental volumes in both wound care and bariatric care as hospitals shifted towards capital purchases and away from rentals.  Foreign currency exchange rate movements favorably impacted Americas and EMEA TSS revenue by 1.0% and 13.3%, respectively, in the second quarter of 2011 and 0.9% and 5.6%, respectively, in the first half of 2011 compared to the prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010  (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Rental expenses	$146,353	$155,622	(6.0)%	$296,845	$308,841	(3.9)%
As a percent of total AHS and TSS revenue	34.6%	37.6%	(300 bps)	35.7%	37.6%	(190 bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the second quarter and first six months of 2011 decreased from the prior-year periods due primarily to lower product royalty costs on AHS revenue associated with our previous license agreement with Wake Forest University and lower rental fleet depreciation, partially offset by additional investment in our AHS sales force during the second half of 2010 and the first half of 2011.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Cost of sales	$60,418	$62,307	(3.0)%	$122,137	$123,231	(0.9)%
Sales margin	74.9%	71.0%	390 bps	73.6%	70.7%	290 bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year periods was due primarily to growth and improved yields in our LifeCell business unit and lower product royalty costs on AHS revenue associated with our previous license agreement with Wake Forest University.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Gross profit margin	60.2%	56.2%	400 bps	59.0%	56.1%	290 bps

The increase in gross profit margin over the prior-year periods was due primarily to lower royalty expense associated with our previous license agreement with Wake Forest University, higher gross margins associated with our LifeCell business unit and lower rental fleet depreciation, partially offset by the additional investment in our AHS sales force during the second half of 2010 and the first half of 2011.  During the second quarter and first six months of 2011, the Company recorded $0 and $13.1 million, respectively, in royalty expense associated with our previously-existing licensing agreement with Wake Forest University compared to $23.0 million and $42.6 million, respectively, during the prior-year periods.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Selling, general and administrative expenses	$152,155	$147,212	3.4%	$296,522	$282,591	4.9%
As a percent of total revenue	29.3%	29.6%	(30 bps)	29.0%	28.7%	30 bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs.  SG&A increases included the impact of unfavorable foreign currency rate movements, selling costs associated with our LifeCell division, higher costs associated with geographic expansion and new product launches, and acquisition-related costs, partially offset by reduced litigation costs and prior-year charges associated with our TSS portfolio rationalization and our Global Business Transformation.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Research and development expenses	$23,411	$21,718	7.8%	$44,594	$46,502	(4.1)%
As a percent of total revenue	4.5%	4.4%	10 bps	4.4%	4.7%	(30 bps)

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  Research and development expenses for the first half of 2011 were lower than the prior-year period due primarily to higher costs in the first quarter of 2010 as we prepared for new product launches including V.A.C.Via and Prevena.  Research and development expenses were higher during the second quarter of 2011 compared to the prior-year period due to increased headcount following the formation of our Center for Advanced Research and Technology (“ART”).  The goal of ART is to identify, develop and acquire new technologies to support product development in our AHS, LifeCell and TSS businesses to broaden our existing portfolio with future advanced technologies.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  Amortization expense associated with these acquired intangible assets was $8.9 million and $17.7 million in the second quarter and first six months of 2011, respectively, compared to $9.6 million and $19.7 million in the corresponding prior-year periods.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the second quarter of 2011 to the second quarter of 2010 and the first six months of 2011 to the first six months of 2010:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Operating margin	24.7%	20.4%	430 bps	23.8%	20.6%	320 bps

The increase in operating margin resulted from a combination of lower royalty expense, favorable product mix and certain charges recorded in the second quarter of 2010 not recurring in 2011 as discussed above.  During the second quarter of 2011, the Company recorded $1.2 million in expenses associated with the recently-announced leveraged buyout transaction.

Interest Expense

Interest expense decreased to $17.2 million and $38.0 million in the second quarter and first six months of 2011, respectively, compared to $22.3 million and $45.8 million in the corresponding prior-year periods, due to scheduled and voluntary debt payments made over the last twelve months, as well as lower interest rates due, in part, to our debt refinancing completed in the first quarter of the year.  Interest expense includes write-offs of $3.2 million in the second quarter and first six months of 2011 as compared to $648,000 and $1.9 million, respectively, for the same periods of 2010 for unamortized deferred debt issuance costs associated with the refinancing of our senior credit facility during 2011 and optional prepayments on our senior credit facility during 2010.  In addition, we recorded $5.7 million and $11.3 million of additional non-cash interest expense related to amortization of the discount on our convertible senior notes in the second quarter and first six months of 2011, respectively, as compared to $5.3 million and $10.4 million for the same periods of 2010.

Foreign Currency Loss

We recognized foreign currency exchange rate losses of $206,000 and $25,000 for the second quarter and first six months of 2011, respectively, compared to $2.7 million and $5.3 million in the corresponding periods of the prior year.  The decrease in the losses incurred during the second quarter and first six months of 2011 were due primarily to reduced foreign currency exposures.

Net Earnings

For the second quarter of 2011, we reported net earnings of $81.4 million, an increase of 51.9% compared to $53.6 million in the prior-year period.  For the first six months of 2011, we reported net earnings of $149.8 million, an increase of 40.9% compared to $106.3 million in the prior-year period.  The effective income tax rate for the second quarter and first six months of 2011 was 27.0% and 27.1%, respectively, compared to 30.0% for both corresponding periods in 2010.  The decrease in the effective income tax rate for the second quarter and first six months of 2011 was due primarily to a higher percentage of taxable income being generated in lower-tax foreign jurisdictions.

Net Earnings per Diluted Share

Net earnings per diluted share for the second quarter and first six month of 2011 were $1.09 and $2.04, respectively, as compared to net earnings per diluted share of $0.75 and $1.48, respectively, in the corresponding prior-year periods.  The dilutive effect associated with our convertible senior notes was $0.02 and $0.01 per diluted share for the second quarter and first six months of 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

We require capital principally for capital expenditures, systems infrastructure, debt service, interest payments and working capital.  Additionally, from time to time, we may use capital for acquisitions, share repurchases and other investing and financing activities.  Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software, and expenditures related to leasehold improvements.  Working capital is required principally to finance accounts receivable and inventory.  Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility, will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the six months ended June 30, 2011 and 2010, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six months ended
	June 30,
	2011	2010

Net cash provided by operating activities	$236,461	$137,900
Net cash used by investing activities	(90,440)	(39,951)
Net cash provided (used) by financing activities	32,672	(111,134)
Effect of exchange rates changes on cash and cash equivalents	3,128	(2,904)

Net increase (decrease) in cash and cash equivalents	$181,821	$(16,089)

As of June 30, 2011, our principal sources of liquidity consisted of $498.4 million of cash and cash equivalents and $638.0 million available under our revolving credit facility, net of $12.0 million in undrawn letters of credit.  During the first six months of 2011, we made scheduled repayments on the $550.0 million term A facility due in January 2016 totaling $13.8 million from cash-on-hand.  The increase in net cash provided by operating activities was due primarily to higher net earnings and lower cash outlays for royalty payments, inventory purchases, interest and income taxes, partially offset by lower cash collections.

As of December 31, 2010, our principal sources of liquidity consisted of $316.6 million of cash and cash equivalents and $288.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During 2010, we made scheduled and voluntary net repayments on the senior credit facility totaling $222.7 million from cash-on-hand.

Working Capital

As of June 30, 2011, we had current assets of $1.155 billion, including $411.1 million in net accounts receivable and $168.6 million in net inventory, and current liabilities of $320.4 million resulting in a working capital surplus of $834.6 million.  As of December 31, 2010, we had current assets of $967.5 million, including $414.1 million in net accounts receivable and $172.6 million in net inventory, and current liabilities of $455.2 million resulting in a working capital surplus of $512.3 million.

As of June 30, 2011 and December 31, 2010, we had $411.1 million and $414.1 million, respectively, of receivables outstanding, net of realization reserves of $79.2 million and $97.0 million, respectively.  Americas receivables, net of realization reserves, were outstanding for an average of 61 days at June 30, 2011 compared to 63 days at December 31, 2010.  EMEA and APAC net receivables were outstanding for an average of 99 days and 68 days, respectively, at June 30, 2011, compared to 93 days and 72 days, respectively, at December 31, 2010.  The increase in EMEA days outstanding compared to December 31, 2010 was due primarily to the weakening of the U.S. dollar compared to other currencies.

Capital Expenditures

During the first six months of 2011 and 2010, we made capital expenditures of $66.8 million and $46.2 million, respectively.  Capital expenditures during 2011 related primarily to expanding the rental fleet, the purchase of land and the construction of our global headquarters building, and information technology purchases.  Capital expenditures during 2010 related primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

In January 2011, we entered into a new senior credit facility consisting of a $550.0 million term A facility and a $650.0 million revolving credit facility due January 2016 (“2016 Senior Credit Facility”).  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2011 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	January 2016	-		$-	$637,952	(1)
Term loan facility	January 2016	2.455%	(2)	536,250	-	(3)

Total				$536,250	$637,952

(1) At June 30, 2011, the amount available under the revolving portion of our credit facility reflected a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements.  Excluding the interest rate hedging arrangements, our nominal interest rate as of June 30, 2011 was 2.000%.
(3) The Company also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.

As of June 30, 2011, we were in compliance with all covenants under the senior credit agreement. For further information on the 2016 Senior Credit Facility, see Note 3 of the notes to the condensed consolidated financial statements.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due April 2015 (the “Convertible Notes”).  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of June 30, 2011, we were in compliance with all covenants under the Indenture and the Convertible Notes were not yet convertible by the holders thereof.  For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 3 of the notes to the condensed consolidated financial statements.

Interest Rate Protection

At June 30, 2011 and December 31, 2010, we had 17 and 18 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate of $475.0 million and $444.5 million, respectively, in notional amounts of our outstanding variable rate debt at weighted average interest rates of 0.750% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  At June 30, 2011 and December 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of $2.2 million and $1.7 million, respectively.  This amount was also recorded in other comprehensive income, net of tax.  If our interest rate protection agreements were not in place, interest expense would have been approximately $0.7 million and $1.7 million lower for the second quarter and first six months of 2011, respectively, and $2.7 million and $5.7 million lower in the same periods of the prior year.

As of June 30, 2011, we had also entered into additional interest rate swap agreements to convert $225.0 million of our variable rate debt to a fixed rate basis at interest rates ranging from 0.810% to 0.940%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on September 30, 2011 for $100.0 million and December 31, 2011 for $125.0 million and were designated as cash flow hedge instruments.

For further information on our interest rate protection agreements, see Note 4 of the notes to the condensed consolidated financial statements.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of June 30, 2011 for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$13,750	$27,500	$41,250	$55,000	$745,000	$343,750	$1,226,250

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

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In July 2008, NPWT was removed from the initial round of Medicare’s durable medical equipment competitive bidding program, which was effective January 1, 2011.  CMS has not yet announced categories and areas included in round two of the competitive bidding program, which will be effective no earlier than July 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program which KCI has done effectively for over a decade.  Additionally, we believe selection of NPWT suppliers under the competitive bidding program should be based on each supplier’s ability to deliver NPWT systems cleared by the Food and Drug Administration (“FDA”) for safe use in the home.  The importance of training and support for caregivers and patients has been validated by the recent FDA initiative focused on the migration of complex medical devices into the home.  KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting which differentiates us from other manufacturers and suppliers of NPWT products.  Future inclusion of our NPWT products in the Medicare competitive bidding program could result in increased competition and reduced reimbursement for our Medicare placements.  For the fiscal year ended 2010, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue.

In September 2010 and February 2011, we conducted a corrective field action with respect to our RotoProne product which included clarified labeling and written notifications to existing customers regarding operational and safety features of the RotoProne and an update to the buckles used to secure patients to the Therapy System.  KCI reported these voluntary corrections to the FDA.  We do not expect this corrective action will have a material impact on our results of operations.

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

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General ("OIG") seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DMACs”).  The Company cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request.  On May 9, 2011, the Company received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against the Company by two former employees in Federal Court in California.  The complaints were recently unsealed, and KCI intends to defend itself in these matters vigorously, including seeking the dismissal of these allegations.

On May 9, 2011, LifeCell Corporation received a warning letter dated May 5, 2011 from the FDA following an inspection by the FDA at LifeCell in November 2010.  The Warning Letter primarily related to the Company’s failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain observed non-compliance with FDA regulations covering the promotion of LifeCell’s Strattice/LTM product for use with breast implants.  The Company submitted a written response to the FDA on May 31, 2011.  LifeCell is cooperating with the FDA and believes that the corrective actions it is taking will resolve the FDA’s concerns without a material impact on the Company’s business.  However, the Company cannot give any assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

Critical Accounting Estimates

For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Recently Issued Accounting Principles

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”).  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update will be effective prospectively during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material impact on our results of operations, financial position or disclosures.

In June 2011, the FASB issued Accounting Standards Update  No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update should be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Upon adoption of this update, we will no longer present the components of other comprehensive income as part of the consolidated statements of shareholders’ equity or within the associated footnotes and instead will present these items either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly.  We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable rate borrowings to a fixed rate basis through March 2013, thus reducing the impact of changes in interest rates on future interest expenses.  We do not use financial instruments for speculative or trading purposes.

The table below provides information as of June 30, 2011 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the tables present notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of June 30, 2011
	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$884,166	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$13,750	$27,500	$41,250	$55,000	$398,750	$536,250	$536,250
Weighted average interest rate (2)	2.000%	2.000%	2.000%	2.000%	2.000%	2.000%

Interest rate swap (3)
Variable to fixed-notional amount	$225,000	$375,000	$100,000	$—	$—	$700,000	$(2,210)
Average pay rate	0.736%	0.757%	0.993%	—	—	0.784%
Average receive rate (4)	0.250%	0.247%	0.247%	—	—	0.248%

(1) The fair value of our 3.25% Convertible Senior Notes due April 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rate for all periods presented represents the nominal interest rate as of June 30, 2011.  This rate resets quarterly.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at June 30, 2011.
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

At June 30, 2011, we had outstanding foreign currency exchange contracts to sell or purchase approximately $56.5 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $56.7 million for the six months ended June 30, 2011.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the six months ended June 30, 2011 would change our net earnings for the period by approximately $3.3 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  KCI’s management, with the participation of KCI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of KCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, KCI’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, KCI’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by KCI in the reports that it files or submits under the Exchange Act is accumulated and communicated to KCI’s management, including KCI’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Litigation Relating to the Proposed Merger

Following the announcement on July 13, 2011 that KCI had entered into a definitive merger agreement under which a consortium of funds advised by Apax Partners will acquire KCI (the “Merger”), two purported shareholders of KCI initiated legal actions challenging the Merger.  On July 20, 2011, purported shareholder John Chevedden sent a letter to the KCI Board of Directors demanding that the Board take actions to remedy alleged breaches of fiduciary duties in connection with the Board’s approval of the Merger.  The purported shareholder stated that if the Board of Directors does not take actions as demanded in his letter, he will prosecute a shareholder derivative action against the Company and its directors.  The Board of Directors will review this purported shareholder’s demand and determine how to proceed in response to the allegations.

On July 22, 2011, purported shareholder Sharon M. Dunn filed a putative class action petition in the District Court of Bexar County, Texas, 288th Judicial District, in an action styled Dunn v. Apax Partners et al., Case No. 2011-CI-11943.  The action asserts claims against KCI’s directors and against KCI as a nominal defendant, and additionally names as defendants Apax Partners, Chiron Holdings, Inc., Chiron Merger Sub, Inc., and John Does 1-25 (unidentified associates and affiliates of Apax Partners forming the consortium to purchase the Company) (collectively, “Apax Partners”).  The petition in this putative class action alleges that KCI’s directors breached their fiduciary duties to shareholders and committed gross mismanagement and waste of corporate assets by their actions in approving the merger agreement.  The petition further alleges that Apax Partners aided and abetted these alleged breaches of fiduciary duties.  The petition requests that the Merger be enjoined.

On August 2, 2011, purported shareholder Michael Ross filed a putative class action petition in the District Court of Bexar County, Texas, 224th Judicial District, in an action styled Ross v. Kinetic Concepts, Inc. et al., Case No. 2011-CI-12497.  This action asserts claims against KCI and its directors and additionally names as defendants Apax Partners, the Canada Pension Plan Investment Board, the Public Sector Pension Investment Board, Chiron Merger Sub, Inc., and Chiron Holdings, Inc.  The petition in this putative class action alleges that KCI and its directors breached their fiduciary duties to shareholders by their actions in approving the merger agreement.  The petition further alleges that the remaining defendants aided and abetted these alleged breaches of fiduciary duties.  The petition requests that the Merger be enjoined.

Although it is not possible to predict the outcome of these litigation matters with certainty, KCI and its directors believe that the claims raised by these purported shareholders are without merit, and the defendants intend to defend their positions in these matters vigorously.  Currently we cannot determine whether the ultimate outcome of these legal actions will have a material impact on the Company’s financial position, results of operations, or cash flows.

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

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license agreement was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first six months of 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011, the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described below.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.

In May 2007, KCI, its affiliates and Wake Forest filed two related patent infringement suits: one case against Smith & Nephew and a second case against Medela, for the manufacture, use and sale of NPWT products which we alleged infringe claims of patents licensed exclusively to KCI by Wake Forest.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  As a result, KCI has initiated the Wake Forest royalty litigation described above, and KCI is not planning to participate in any appeal of the Smith & Nephew litigation.  Wake Forest is appealing the decision in the Smith & Nephew litigation.  The case against Medela’s gauze-based devices remains pending, but was recently stayed by the Federal District Court.

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

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  This decision was affirmed on appeal in July 2011.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.

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

Also in July 2009, KCI and its affiliates filed patent infringement lawsuits against Smith & Nephew in the United Kingdom alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent.  KCI withdrew its request for a preliminary injunction in the United Kingdom based on KCI’s ‘504 Patent and KCI’s ‘950 Patent and proceeded to trial in May 2010.  In June 2010, the Court in the United Kingdom ruled the claims at issue from KCI’s ‘504 Patent and ‘950 Patent to be valid and infringed by Smith & Nephew’s Renasys NPWT systems.  In July 2010, the Court ordered that Smith & Nephew be enjoined from further infringement of KCI’s ‘504 Patent and ‘950 Patent.  The Court stayed the injunction pending appeal, which was heard on October 18-19, 2010. On November 28, 2010, the Court of Appeal upheld the validity of key claims of both patents and the finding of infringement on KCI’s ‘950 Patent.  Smith & Nephew has since notified the Court that it will modify its products to avoid infringement and that its modified NPWT products will stay on the market in the United Kingdom.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  Subsequently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  These cases are in the early stages of discovery and have not been set for trial.  Although it is not possible to reliably predict the outcome of the litigation, LifeCell Corporation believes that its defenses to these claims are meritorious and will defend them vigorously.  We do not expect these new cases to have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to approximately 50 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  These cases have been consolidated for centralized management in Middlesex County, New Jersey.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that after the application of our self-insured retention relating to products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

Other Litigation

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  The Company cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request.  On May 9, 2011, the Company received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against the Company by two former employees in Federal Court in California.  The complaints were recently unsealed, and KCI intends to defend itself in these matters vigorously, including seeking the dismissal of these allegations.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.  We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

ITEM 1A.     RISK FACTORS

Except with respect to the following updated risk factors and the new risk factors under “Risks Relating to our Pending Merger with Apax” described below, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We face significant and increasing competition, which could adversely affect our operating results.

We face significant and increasing competition in each of our businesses, which are intensely competitive and are characterized by rapid technological change.  We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources.  Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors.  Our ability to compete with other developers of advanced therapies and technologies will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances.  Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive.  Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.  For additional information regarding our competitive positioning, see Item 1:  “Business—Information Related to Business Units—Active Healing Solutions—Competition; LifeCell—Competition; and Therapeutic Support Systems—Competition” in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We expect competition in our AHS business to increase over time as competitors introduce additional competing products in the advanced wound care market.  As our patents in the field of NPWT expire over time, we expect increased competition with products adopting basic NPWT technologies.  In October 2010, certain patent claims licensed to KCI by Wake Forest University were held to be invalid in litigation with Smith & Nephew by the U.S. District Court for the Western District of Texas.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011 the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.  Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in light of the various invalidity rulings around the world and the Wake Forest royalty litigation.  For additional information regarding our patent litigation, see Part II, Item 1: “Legal Proceedings.”

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

When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise unenforceable or are already licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business.  All patents are subject to requests for reexamination by third parties.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  Since 2007, multiple requests for reexamination of patents owned or licensed by KCI relating to our AHS business were granted by the U.S. Patent and Trademark Office.  If we are unable to enforce our intellectual property rights our competitive position could be harmed. For more information on our current intellectual property litigation, see Part II, Item 1: “Legal Proceedings.”

We have agreements with third parties pursuant to which we license patented or proprietary technologies.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses could be adversely impacted.

KCI and its affiliates are involved in multiple intellectual property litigation suits in the United States and Europe, as described in Part II, Item 1: “Legal Proceedings.”  If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share in the markets where we compete could be negatively impacted due to increased competition and pricing of our products could decline significantly, either of which would negatively affect our financial condition and results of operations.  For example, in the United Kingdom and Germany, where certain patent claims relating to NPWT were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in AHS revenue as a result.  Also, in October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first six months of 2011.  On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011 the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases that involve the Wake Forest Patents, including any appeal of the Smith & Nephew litigation.  For additional information regarding our patent litigation, see Part II, Item 1: “Legal Proceedings.”

Third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. and internationally due to the Wake Forest royalty litigation and the invalidation of Wake Forest patent claims around the world.  We derived approximately 69% of total revenue during the year ended December 31, 2010 and 68% of total revenue during the first six months of 2011 from our NPWT products worldwide.

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

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs.  In response to the request, we have produced substantial documentation to the OIG and have met with the U.S. Department of Justice and continue to assist the government in its review.  The government made additional informal requests in November and December 2009.  We cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request.  On May 9, 2011, we received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against the Company by two former employees in Federal Court in California.  The complaints were recently unsealed, and KCI intends to defend itself in these matters vigorously, including seeking the dismissal of these allegations.  For a description of other risks relating to governmental review and investigation of our businesses, see the “Risk Factors”  in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Some LifeCell products (AlloDerm, GRAFTJACKET, AlloCraft DBM and Repliform) contain donated human cadaveric tissue.  The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease.  LifeCell Corporation is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines.  LifeCell Corporation and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies.  These regulations have strict requirements for testing donors to prevent communicable disease transmission.  However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.  LifeCell Corporation is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, BTS may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although LifeCell Corporation intends to defend against these actions, there can be no assurance that LifeCell Corporation will prevail.  Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses.  LifeCell Corporation is also a party to approximately 50 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.   These cases have been consolidated for centralized management in Middlesex County, New Jersey.  These cases are in the early stages of litigation and have not yet been set for trial.  The law firms representing plaintiffs in these cases are actively soliciting and publicly advertising in an effort to recruit additional plaintiffs for hernia repair cases.  The publicity around the BTS cases and the active solicitation of plaintiffs in the AlloDerm cases could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely impact the growth rates of our LifeCell business.

Risks Relating to our Pending Merger

The proposed merger with a consortium of funds advised by Apax, together with controlled affiliates of CPP and PSP, is subject to certain closing conditions that could result in the merger not being completed, which may in turn result in a decline in the price of our common stock.

The proposed merger with a consortium of funds advised by Apax, together with controlled affiliates of CPP and PSP, is subject to customary closing conditions, including the receipt of shareholder approval, but is not subject to any condition with regard to the financing of the transaction. Many of the conditions to closing are outside of our control. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or in a delay in the completion of the merger.

If we do not complete the merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the merger will be completed with shareholders receiving $68.50 for each common share held. We also will be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefits. Further, upon termination of the merger agreement under certain specified circumstances, we will be required to pay a termination fee of $155.4 million to parties to the agreement.

Whether or not the proposed merger with a consortium of funds advised by Apax, together with controlled affiliates of CPP and PSP, is completed, the merger could cause disruptions in our operations, which could have an adverse effect on our business and financial results.

Whether or not the merger with a consortium of funds advised by Apax, together with controlled affiliates of CPP and PSP, is completed, there are various uncertainties and risks arising in connection with the announcement of the merger, including:

•
Management’s attention may be diverted to completion of the merger and away from execution of existing business plans, which could disrupt operations and have a material adverse effect on our operating results;

•	Our employees may experience uncertainty about their future roles with us which might adversely affect our ability to retain and hire key personnel and other employees; and

•
Vendors or other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

April 1 – 30, 2011	11,315	$ 54.98	N/A	N/A

May 1 – 31, 2011	32,754	$ 59.01	N/A	N/A

June 1 – 30, 2011	34	$ 55.34	N/A	N/A

Total	44,103	$ 57.97	N/A	N/A

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

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: August 4, 2011	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 4, 2011	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2011.