Form 10-Q
period 2011-09-30
KINETIC CONCEPTS INC
filed 2011-11-02
CIK 831967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Common Stock: 73,089,156 shares as of October 28, 2011

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

These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions.  Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements.  The factors that could contribute to such differences include those discussed under the caption "Risk Factors."  You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, among other things, in evaluating our prospects and future financial performance.  The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition.  These forward-looking statements are made as of the date of this report.  We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$656,793	$316,603
Accounts receivable, net	404,004	414,083
Inventories, net	160,833	172,552
Deferred income taxes	28,140	30,112
Prepaid expenses and other	31,651	34,199

Total current assets	1,281,421	967,549

Net property, plant and equipment	299,037	271,063
Debt issuance costs, net	29,769	22,622
Deferred income taxes	20,643	17,151
Goodwill	1,328,881	1,328,881
Identifiable intangible assets, net	432,388	453,802
Other non-current assets	15,551	14,931

	$3,407,690	$3,075,999

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$38,171	$60,137
Accrued expenses and other	259,025	225,524
Current installments of long-term debt	27,500	169,500
Income taxes payable	24,295	-

Total current liabilities	348,991	455,161

Long-term debt, net of current installments and discount	1,096,416	935,290
Non-current tax liabilities	38,007	35,588
Deferred income taxes	137,909	163,386
Other non-current liabilities	2,185	3,495

Total liabilities	1,623,508	1,592,920

Shareholders' equity:
Common stock; authorized 225,000 at 2011 and 2010; issued and outstanding 73,081 at 2011 and 71,996 at 2010	73	72
Preferred stock; authorized 50,000 at 2011 and 2010; issued and outstanding 0 at 2011 and 2010	-	-
Additional paid-in capital	919,190	852,152
Retained earnings	854,003	613,434
Accumulated other comprehensive income, net	10,916	17,421

Shareholders' equity	1,784,182	1,483,079

	$3,407,690	$3,075,999

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Rental	$279,135	$288,970	$837,149	$852,045
Sales	252,236	217,738	715,236	638,240

Total revenue	531,371	506,708	1,552,385	1,490,285

Rental expenses	136,789	155,765	433,634	464,606
Cost of sales	62,925	61,551	185,062	184,782

Gross profit	331,657	289,392	933,689	840,897

Selling, general and administrative expenses	155,855	139,512	452,377	422,103
Research and development expenses	23,530	20,873	68,124	67,375
Acquired intangible asset amortization	8,855	8,855	26,567	28,570

Operating earnings	143,417	120,152	386,621	322,849

Interest income and other	297	265	766	544
Interest expense	(17,314)	(21,534)	(55,311)	(67,360)
Foreign currency gain (loss)	(2,117)	2,148	(2,142)	(3,119)

Earnings before income taxes	124,283	101,031	329,934	252,914

Income taxes	33,557	25,258	89,365	70,823

Net earnings	$90,726	$75,773	$240,569	$182,091

Net earnings per share:

Basic	$1.25	$1.07	$3.34	$2.57

Diluted	$1.16	$1.06	$3.21	$2.54

Weighted average shares outstanding:

Basic	72,546	70,994	72,017	70,784

Diluted	78,411	71,695	74,889	71,647

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$240,569	$182,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of convertible debt discount	17,084	15,818
Depreciation and other amortization	106,333	119,188
Provision for bad debt	8,350	7,024
Write-off of deferred debt issuance costs	3,218	2,301
Share-based compensation expense	23,738	24,173
Deferred income tax benefit	(24,957)	(48,946)
Excess tax benefit from share-based payment arrangements	(2,393)	(1,426)
Change in assets and liabilities:
Decrease in accounts receivable, net	1,101	14,829
Decrease (increase) in inventories, net	11,659	(53,353)
Decrease in prepaid expenses and other	2,547	3,927
Increase (decrease) in accounts payable	(21,994)	5,212
Increase (decrease) in accrued expenses and other	32,826	(18,117)
Increase (decrease) in tax liabilities, net	27,118	(9,227)
Decrease in deferred income taxes, net	(2,039)	(10,379)
Net cash provided by operating activities	423,160	233,115

Cash flows from investing activities:
Additions to property, plant and equipment	(89,029)	(63,255)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(7,047)	9,771
Dispositions of property, plant and equipment	1,186	1,557
Increase in identifiable intangible assets and other non-current assets	(19,093)	(9,632)
Net cash used by investing activities	(113,983)	(61,559)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(20,734)	(185,059)
Proceeds from exercise of stock options	42,606	10,383
Proceeds from the purchase of stock in ESPP and other	4,107	3,452
Excess tax benefit from share-based payment arrangements	2,393	1,426
Purchase of immature shares for minimum tax withholdings	(3,797)	(1,134)
Payment of debt issuance costs related to KCI’s pending merger	(827)	-
Refinancing of senior credit facility:
Proceeds from borrowings on refinancing of senior credit facility	146,012	-
Repayments on senior credit facility – due 2013	(123,346)	-
Payment of debt issuance costs	(14,676)	-
Net cash provided (used) by financing activities	31,738	(170,932)

Effect of exchange rate changes on cash and cash equivalents	(725)	(484)

Net increase in cash and cash equivalents	340,190	140
Cash and cash equivalents, beginning of period	316,603	263,157

Cash and cash equivalents, end of period	$656,793	$263,297

Cash paid for:
Interest, including cash paid under interest rate swap agreements	$23,752	$35,894
Income taxes, net of refunds	$86,265	$139,728

See accompanying notes to condensed consolidated financial statements.

KINETIC CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.     Summary of Significant Accounting Policies

(a)     Basis of Presentation

The condensed consolidated financial statements presented herein include the accounts of Kinetic Concepts, Inc., together with its consolidated subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  The consolidated entity is referred to herein as "KCI®."  The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

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

On July 12, 2011, we entered into a definitive merger agreement (“Merger Agreement”) under which a consortium of funds advised by Apax Partners (“Apax”), together with controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments”), will acquire KCI (the “Merger”) for $68.50 per share in cash in a transaction currently valued at $6.1 billion, inclusive of KCI’s outstanding debt.

The transaction is subject to certain closing conditions but is not subject to any closing condition with regard to the financing of the transaction.

On October 28, 2011, we held a special meeting of shareholders to approve the Merger Agreement, which requires approval by the affirmative vote of holders of two-thirds of our outstanding shares entitled to vote. Approximately 85.7% of the outstanding shares of our common stock as of the record date were voted at the special meeting.  Of the shares that were voted, approximately 99.9% voted in favor of the Merger and 0.05% voted against the Merger.  We anticipate the Merger closing in early November 2011 with our subsequent delisting from the New York Stock Exchange.

(b)     Income Taxes

We compute our quarterly effective income tax rate based on our annual estimated effective income tax rate plus the impact of any discrete items that occur in the quarter.  The effective income tax rate for the third quarter and the first nine months ended September 30, 2011 was 27.0% and 27.1%, respectively, compared to 25.0% and 28.0%, respectively, for the third quarter and the first nine months of 2010.

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

(d)     Concentration of Credit Risk

KCI has a concentration of credit risk with financial institutions related to its derivative instruments and the note hedge described in Note 3.  As of September 30, 2011, Bank of America and JP Morgan Chase held equity hedges related to our convertible note hedge in notional amounts of approximately $176.5 million each.  Bank of America was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $50.0 million and $4.9 million, respectively.  Additionally, JP Morgan Chase was also the counterparty on some of our interest rate protection agreements and our foreign currency exchange contracts in notional amounts totaling $25.0 million and $7.0 million, respectively.  We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

NOTE 2.     Supplemental Balance Sheet Data

(a)     Accounts Receivable, net

Accounts receivable consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010
Gross trade accounts receivable:
Americas:
AHS and TSS	$307,940	$341,874
LifeCell	42,898	39,251

Subtotal Americas	350,838	381,125

EMEA	111,387	106,174
APAC	13,877	11,583

Total trade accounts receivable	476,102	498,882

Less: Allowance for revenue adjustments	(69,834)	(87,035)

Gross trade accounts receivable	406,268	411,847

Less: Allowance for bad debt	(9,854)	(9,970)

Net trade accounts receivable	396,414	401,877

Other receivables	7,590	12,206

	$404,004	$414,083

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

(b)     Inventories, net

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Finished goods and tissue available for distribution	$83,396	$92,769
Goods and tissue in-process	24,925	9,507
Raw materials, supplies, parts and unprocessed tissue	83,071	96,197

	191,392	198,473

Less: Amounts expected to be converted into equipment for short-term rental	(17,054)	(10,008)
Reserve for excess and obsolete inventory	(13,505)	(15,913)

	$160,833	$172,552

NOTE 3.     Long-Term Debt

Long-term debt consists of the following (dollars in thousands):

	September 30,	December 31,
	2011	2010

Senior Credit Facility – due 2016	$529,375	$-
Senior Credit Facility – due 2013	-	527,333
Senior Revolving Credit Facility – due 2016	-	-
Senior Revolving Credit Facility – due 2013	-	-
3.25% Convertible Senior Notes due 2015	690,000	690,000
Less: Convertible Notes Discount, net of accretion	(95,459)	(112,543)

	1,123,916	1,104,790
Less: Current installments	(27,500)	(169,500)

	$1,096,416	$935,290

At September 30, 2011, the fair value of the senior credit facility and the convertible senior notes was $526.1 million and $970.0 million, respectively.  At December 31, 2010, the fair value of the senior credit facility and the convertible senior notes was $527.3 million and $727.9 million, respectively.  The fair values of our senior credit facilities and the convertible senior notes were estimated based upon open-market trades and related market quotations at or near quarter or year-end.

Senior Credit Facility

In January 2011, we entered into a new credit agreement which was used to refinance existing debt under the prior senior credit facility and may be used for general corporate purposes.  The new credit agreement provides for (i) a $550.0 million term A facility that matures in January 2016, and (ii) a $650.0 million revolving credit facility that matures in January 2016 (the “2016 Senior Credit Facility”).  Up to $75.0 million of the revolving credit facility is available for letters of credit and up to $25.0 million of the revolving credit facility is available for swing-line loans.  Amounts available under the revolving credit facility are available for borrowing and reborrowing until maturity.  At September 30, 2011, no revolving credit loans were outstanding and we had outstanding letters of credit in the aggregate amount of $12.0 million.  The resulting availability under the revolving credit facility was $638.0 million.  KCI also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.  As of September 30, 2011, we were in compliance with all covenants under the senior credit agreement.

For further information on our senior credit facility, see Note 17 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Note 3 of the notes to the condensed consolidated financial statements included in KCI’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due April 2015 (the “Convertible Notes”).  The notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants are structured to reduce the potential future economic dilution associated with conversion of the notes and to effectively increase the initial conversion price to $60.41 per share, which was approximately 50% higher than the closing price of KCI’s common stock on April 15, 2008.  As of September 30, 2011, we were in compliance with all covenants under the Indenture for the Convertible Notes.

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

Upon conversion, holders will receive cash up to the aggregate principal amount of the notes being converted and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.  The initial conversion rate for the notes is 19.4764 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $51.34 per share of common stock and represents a 27.5% conversion premium over the last reported sale price of our common stock on April 15, 2008, which was $40.27 per share.  The conversion rate and the conversion price are subject to adjustment upon the occurrence of certain events, such as distributions of dividends or stock splits.  As of September 30, 2011, our Convertible Notes were not convertible by the holders thereof.

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

Interest Rate Protection

At September 30, 2011 and December 31, 2010, we had 19 and 18 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate of $525.0 million and $444.5 million, respectively, in notional amounts of our outstanding variable rate debt at weighted average interest rates of 0.789% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.

As of September 30, 2011, we had also entered into additional interest rate swap agreements to convert $125.0 million of our variable rate debt to a fixed rate basis at interest rates ranging from 0.810% to 0.816%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on December 31, 2011 and were designated as cash flow hedge instruments.

As a result of the interest rate swap agreements in effect as of September 30, 2011 and December 31, 2010, approximately 99.6% and 93.2%, respectively, of our long-term debt outstanding, including the Convertible Notes, was subject to a fixed interest rate.

The interest rate swap agreements have quarterly interest payments, based on three-month LIBOR, due on the last day of March, June, September and December.  The fair value of the swap agreements was zero at inception.  At both September 30, 2011 and December 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of approximately $1.7 million.  This amount was also recorded in other comprehensive income, net of tax.  No asset derivatives were held as of September 30, 2011 and December 31, 2010 related to our interest rate swap agreements.  The ineffective portion of these interest rate swaps was not significant for the third quarter or first nine months of 2011 and 2010.  Effective October 2011, we elected to use one-month LIBOR for amounts outstanding under the 2016 Senior Credit Facility.  As a result of this election, the ineffective portion of the interest rate swaps will likely increase.  As of September 30, 2011 and December 31, 2010, the amount of hedge loss to be reclassified from Accumulated Other Comprehensive Income over the next 12 months was approximately $1.7 million for both periods.  If our interest rate protection agreements were not in place, interest expense would have been approximately $0.6 million and $2.3 million lower for the third quarter and first nine months of 2011, respectively, and $2.0 million and $7.6 million lower during the same periods of the prior year.

Foreign Currency Exchange Risk Mitigation

At September 30, 2011 and December 31, 2010, we had foreign currency exchange contracts to sell or purchase $50.1 million and $92.1 million, respectively, of various currencies.  The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions or related cash flows.

Fair Value Measurements

The following tables set forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet	September 30,	December 31,	Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

Derivatives
designated as
hedging
instruments

	Prepaid			Accrued
Interest rate	expenses			expenses
swap agreements	and other	$-	$-	and other	$1,681	$1,677

Derivatives not
designated as
hedging
instruments

Foreign currency	Prepaid			Accrued
exchange	expenses			expenses
contracts	and other	1,172	364	and other	306	3,425

Total derivatives		$1, 172	$364		$1,987	$5,102

The location and net amounts reported in the condensed consolidated statements of earnings under the caption “interest expense” or included in our condensed consolidated balance sheets under the caption “accumulated other comprehensive income” (“OCI”) for derivatives designated as cash flow hedging instruments under the Derivatives and Hedges topic of the Codification are as follows (dollars in thousands):

	Three months ended September 30,
	Effective portion
Derivatives	Amount of		Location of gain (loss)	Amount of gain (loss)
designated as	gain (loss)		reclassified from	reclassified from
cash flow hedging	recognized in		accumulated	accumulated
instruments	OCI on derivative		OCI into income	OCI into income

	2011	2010		2011	2010

Interest rate swap agreements	$(52)	$(926)	Interest expense	$(396)	$(1,281)

	Nine months ended September 30,
	Effective portion
Derivatives	Amount of		Location of gain (loss)	Amount of gain (loss)
designated as	gain (loss)		reclassified from	reclassified from
cash flow hedging	recognized in		accumulated	accumulated
instruments	OCI on derivative		OCI into income	OCI into income

	2011	2010		2011	2010

Interest rate swap agreements	$(1,512)	$(1,719)	Interest expense	$(1,509)	$(4,968)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Foreign currency exchange contracts gain (loss)	$1,082	$(7,741)	$(1,933)	$1,071
Other foreign currency transaction gain (loss)	(3,199)	9,889	(209)	(4,190)

	$(2,117)	$2,148	$(2,142)	$(3,119)

Certain of KCI’s derivative instruments contain provisions that require compliance with the restrictive covenants of our credit facilities.  For further information regarding the restrictive covenants of our credit facilities, see Note 17 of the notes to the consolidated financial statements included in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Note 3 of the notes to the condensed consolidated financial statements included in KCI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

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

No collateral has been posted by KCI in the normal course of business.  If the credit-related contingent features underlying these agreements were triggered on September 30, 2011, KCI could be required to settle or post the full amount as collateral to its counterparties.

NOTE 5.     Earnings Per Share

Net earnings per share was calculated using the weighted average number of shares outstanding during the respective periods.  The following table sets forth the reconciliation from basic to diluted weighted average shares outstanding and the calculations of net earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$90,726	$75,773	$240,569	$182,091

Weighted average shares outstanding:
Basic	72,546	70,994	72,017	70,784
Dilutive potential common shares from stock options and restricted stock (1)	1,679	701	1,508	863
Dilutive potential common shares from conversion of Convertible Notes and Warrants (2)	4,186	-	1,364	-

Diluted	78,411	71,695	74,889	71,647

Basic net earnings per share	$1.25	$1.07	$3.34	$2.57

Diluted net earnings per share	$1.16	$1.06	$3.21	$2.54

(1) Potentially dilutive stock options and restricted stock totaling 43 shares and 3,931 shares for the three months ended September 30, 2011 and 2010, respectively, and 1,109 shares and 4,156 shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted weighted average shares outstanding due to their antidilutive effect.
(2) The average price of our common stock was $66.18 and $35.10 for the three months ended September 30, 2011 and 2010, respectively, and $57.15 and $40.33 for the nine months ended September 30, 2011 and 2010, respectively.

Holders of our Convertible Notes may convert the Convertible Notes into cash, and if applicable, shares of our common stock at the applicable conversion rate, at their option any business day prior to October 15, 2014 if specific conditions are satisfied.  For further information on the Convertible Notes, see Note 3 of the notes to the condensed consolidated financial statements.  The Convertible Notes have no impact on diluted earnings per share (“EPS”) unless the average price of our common stock for the period exceeds the conversion price (initially $51.34 per share) because the principal amount of the Convertible Notes will be settled in cash upon conversion.  Prior to conversion, we use the treasury stock method to include the effect of the additional shares that may be issued if our common stock price exceeds the conversion price.  The convertible note hedge purchased in connection with the issuance of our Convertible Notes is excluded from the calculation of diluted EPS as its impact is always anti-dilutive.  The warrant transactions associated with the issuance of our Convertible Notes have no impact on EPS unless our average share price for the period exceeds the $60.41 exercise price.  The dilutive impact, if any, from the conversion of the Convertible Notes and Warrants has been included in the diluted weighted average shares for both the three and nine months ended September 30, 2011.

NOTE 6.     Incentive Compensation Plans

Share-based compensation expense was recognized in the condensed consolidated statements of earnings as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Rental expenses	$1,562	$1,486	$3,866	$3,803
Cost of sales	224	292	740	736
Selling, general and administrative expenses	6,073	6,961	19,132	19,634

Pre-tax share-based compensation expense	7,859	8,739	23,738	24,173
Less: Income tax benefit	(2,750)	(2,919)	(8,037)	(8,288)

Total share-based compensation expense, net of tax	$5,109	$5,820	$15,701	$15,885

A summary of our stock option activity, and related information, for the nine months ended September 30, 2011 is set forth in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(years)	(in thousands)

Options outstanding – January 1, 2011	5,470	$39.20
Granted	757	$46.98
Exercised	(1,059)	$40.93
Forfeited/Expired	(288)	$40.36

Options outstanding – September 30, 2011	4,880	$39.96	6.84	$126,526

Exercisable as of September 30, 2011	2,371	$41.47	5.80	$57,916

The following table summarizes restricted stock activity for the nine months ended September 30, 2011:

	Number of	Weighted
	Shares	Average Grant
	(in thousands)	Date Fair Value

Unvested shares – January 1, 2011	1,101	$37.41
Granted	713	$48.73
Vested and distributed	(271)	$45.47
Forfeited	(137)	$42.70

Unvested shares – September 30, 2011	1,406	$41.06

KCI has a policy of issuing new shares to satisfy stock option exercises and restricted stock award issuances.  In addition, KCI may purchase shares in connection with the net share settlement exercise of employee stock options for minimum tax withholdings and exercise price and the withholding of shares to satisfy the minimum tax withholdings on the vesting of restricted stock.

NOTE 7.     Other Comprehensive Income

The components of total comprehensive income are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$90,726	$75,773	$240,569	$182,091
Foreign currency translation adjustment, net of taxes	(16,280)	4,480	(6,502)	(2,054)
Net derivative loss, net of taxes	(52)	(926)	(1,512)	(1,719)
Amount of loss reclassified from accumulated OCI into income, net of taxes	396	1,281	1,509	4,968

Total comprehensive income	$74,790	$80,608	$234,064	$183,286

NOTE 8.     Commitments and Contingencies

Litigation Relating to the Proposed Merger

Following the announcement on July 13, 2011 that KCI had entered into a definitive merger agreement under which a consortium of funds advised by Apax will acquire KCI, four purported shareholders of KCI initiated legal actions challenging the Merger.  Between July 20 and August 23, 2011, these purported shareholders filed four separate putative derivative and/or class action petitions in the District Court of Bexar County, Texas.  The petitions in these actions asserted claims against KCI’s directors and against KCI as a nominal defendant, and certain of these actions additionally named as defendants Apax, CPPIB, PSP Investments, Chiron Holdings, Inc., Chiron Merger Sub, Inc., and John Does 1-25 (unidentified associates and affiliates forming the consortium to purchase KCI) (collectively, “Apax Partners”).  The petitions generally alleged that KCI’s directors breached their fiduciary duties by their actions in approving the Merger and that Apax Partners aided and abetted in these alleged breaches of fiduciary duties.  The petitions additionally alleged that the Schedule 14A Preliminary Proxy Statement filed with the Securities and Exchange Commission in connection with the proposed transaction contained material omissions and misstatements.  The petitions all requested that the Merger be enjoined.  The District Court of Bexar County, Texas, consolidated these actions into a single action styled “In re Kinetic Concepts, Inc. Shareholder Litigation” (the “Consolidated Action”).  KCI and its directors filed motions to dismiss the petitions pending in the Consolidated Action.  On October 6, 2011, the District Court of Bexar County, Texas, held a hearing on the KCI defendants’ motions to dismiss.  At the conclusion of the hearing, the court dismissed all of the claims asserted in the Consolidated Action, without prejudice.

On October 18, 2011, certain of the plaintiffs who commenced the initial litigation relating to the Merger filed a new complaint relating to the Merger in the District Court of Bexar County, Texas, styled “Ross et al. v. Apax Partners, et al., No. 2011-CI-16858” (the “Second Shareholder Action”).  The complaint in the Second Shareholder Action raised issues substantially similar to those raised in the Consolidated Action and also requested that the Merger be enjoined.  On October 26, 2011, the District Court of Bexar County, Texas, held a hearing on the KCI defendants’ motions to dismiss the Second Shareholder Action.  At the conclusion of the hearing, the court dismissed all of the claims asserted in the Second Shareholder Action, without prejudice.

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

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing negative pressure wound therapy (“NPWT”) products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license agreement was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first nine months of 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011, the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described below.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents and has withdrawn from the appeal of the Smith & Nephew litigation.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  In September 2011, the Federal Court ruled the asserted claims to be invalid and not infringed by Smith & Nephew’s product.  KCI will not appeal the decision.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  This decision was affirmed on appeal in July 2011.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.  In separate actions filed with the German Federal Patent Court, Smith & Nephew has asserted that the ‘950 and ‘504 Patents are invalid.  Following a hearing in September 2011, the Federal Patent Court ruled the ‘950 Patent to be invalid.  A hearing on the validity of the ‘504 Patent is yet to be set.

In July 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in France alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent. KCI also filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of KCI’s ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  On April 29, 2011, the Paris District Court upheld the validity of key claims of KCI’s ‘504 patent but ruled KCI’s ‘504 patent was not infringed by Smith & Nephew’s NPWT systems.  The Paris District Court also ruled the asserted claims of KCI’s ‘950 patent invalid. KCI has filed an appeal of this decision.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  Subsequently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  All of these cases have been settled for amounts that will not have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to approximately 60 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that after the application of our self-insured retention relating to products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

Other Litigation

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request.  On May 9, 2011, KCI received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. and United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages.  Under the Federal False Claims Act, a defendant determined to be liable by a court of law must pay three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim.  Potential damages arising from these non-intervened cases are not currently probable and not reasonably estimable.  These cases were originally filed under seal pending the government’s review of the allegations contained therein.  Following the completion of the government’s review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011.  KCI intends to vigorously defend itself in these matters, including seeking the dismissal of these suits.

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

We also are subject to routine pre-payment and post-payment audits of medical claims submitted to Medicare.  These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by KCI.  While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain, the underlying medical records supporting the information included in such claim.  Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians.  Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority.  Under standard Medicare procedures, KCI is entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and KCI has the right to appeal any adverse determinations.  If a determination is made that KCI’s records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, KCI could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement.  In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.  In November 2010, KCI USA, Inc.’s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC’s audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to Redetermination and reduced the overpayment to $5.1 million.  KCI has appealed these claims to the next level of review.  Recoupment of the overpayment was stayed pending appeal and interest will accrue on the overpayment unless it is overturned on appeal. In addition to challenging the underlying clinical basis for the claims denials, KCI intends to challenge the validity of the sampling used to extrapolate the overpayment.  If the extrapolation is found to have been invalid, the extrapolation may be rejected even if the actual claims denials on which the extrapolation was based are not overturned. We cannot predict the outcome of theses appeals.  However, we do not expect that the final determination of the audit will have a material impact on our results of operations or our financial position.  Other KCI offices could be subjected to similar audits in which overpayments are extrapolated.  In addition, Medicare or its contractors could place KCI on an extended pre-payment review, which could slow our collections process for submitted claims.  If Medicare were to deny a significant number of claims in any pre-payment audit, or make any recoupment demands based on any post-payment audit, our business and operating results could be materially and adversely affected.  In addition, violations of federal and state regulations regarding Medicare reimbursement could result in severe criminal, civil and administrative penalties and sanctions, including disqualification from Medicare and other reimbursement programs.  Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.

On May 9, 2011, LifeCell Corporation received a warning letter dated May 5, 2011 from the FDA following an inspection by the FDA at LifeCell in November 2010.  The Warning Letter primarily related to LifeCell’s failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain observed non-compliance with FDA regulations covering the promotion of LifeCell’s Strattice/LTM product for use with breast implants.  LifeCell submitted a written response to the FDA on May 31, 2011.  LifeCell is cooperating with the FDA and believes that the corrective actions it is taking will resolve the FDA’s concerns without a material impact on LifeCell’s business.  However, we cannot give any assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

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

Information on segments and a reconciliation of consolidated totals are as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
AHS
Americas	$281,227	$275,494	$805,946	$792,007
EMEA	73,852	71,505	217,947	219,029
APAC	17,029	11,393	46,725	28,035

Subtotal – AHS	372,108	358,392	1,070,618	1,039,071

LifeCell
Americas	94,507	83,213	278,012	243,375
EMEA	2,934	1,722	8,773	4,318

Subtotal – LifeCell	97,441	84,935	286,785	247,693

TSS
Americas	37,687	41,788	123,206	134,751
EMEA	23,888	21,056	70,949	67,509
APAC	247	537	827	1,261

Subtotal – TSS	61,822	63,381	194,982	203,521

Total revenue	$531,371	$506,708	$1,552,385	$1,490,285

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating earnings:
AHS	$154,442	$122,827	$397,631	$340,108
LifeCell	27,511	24,561	80,424	66,432
TSS	(77)	2,506	8,542	5,474	(1)

Non-allocated costs:
General headquarter expense (2)	(15,748)	(12,194)	(42,469)	(35,555)
Share-based compensation	(7,859)	(8,739)	(23,738)	(24,173)
Merger-related expenses (3)	(5,996)	-	(7,202)	-
LifeCell acquisition-related expenses (4)	(8,856)	(8,809)	(26,567)	(29,437)

Total non-allocated costs	(38,459)	(29,742)	(99,976)	(89,165)

Total operating earnings	$143,417	$120,152	$386,621	$322,849

(1) Includes $7.4 million of expenses associated with the TSS product portfolio rationalization recorded in the second quarter of 2010.
(2) Includes restructuring charges of $2.1 million during the three and nine months ended September 30, 2011 and $5.3 million during the nine months ended September 30, 2010.
(3) Represents expenses related to KCI’s pending merger.
(4) Includes amortization of acquired intangible assets and costs to retain key employees related to our purchase of LifeCell in May 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors,” (Part II, Item 1A.), including those previously disseminated in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

GENERAL

Kinetic Concepts, Inc. (“KCI”) is a leading global medical technology company devoted to the discovery, development, manufacturing and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care.  We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.  Our primary business units serve the advanced wound care, regenerative medicine and therapeutic support systems markets.

•
Our Active Healing Solutions ™ business unit (“AHS”) is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds.  NPTP comprises three primary product categories: Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Negative Pressure Regenerative Medicine (“NPRM”).  NPWT, through our proprietary V.A.C.® Therapy portfolio, currently represents the primary source of revenue for the AHS business.  We continue to develop and commercialize new products and therapies in NPSM and plan to launch NPRM products, which are currently being developed by our research and development group, to broaden and diversify our NPTP.  During 2011, our newest NPWT product, the V.A.C.ViaTM Therapy System, was launched in the U.S. and in select European markets.  In addition, during 2010, we launched our PrevenaTM Incision Management System (“Prevena”) globally.  Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions.  In the acute care setting, we bill our customers directly for the rental and sale of our products.  In the homecare setting, we generally bill third-party payers directly.

•
Our LifeCell™ business unit is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based StratticeTM Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers.  The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis.  We continue efforts to penetrate markets with our other LifeCell products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies.  During January 2011, we launched our newest acellular dermal matrix, AlloDerm® Regenerative Tissue Matrix Ready to Use.  AlloDerm® RTM Ready to Use provides all the regenerative features of AlloDerm in a sterile configuration with improved ease of use that does not require rehydration like the freeze-dried versions of AlloDerm products.

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

We are principally engaged in the rental and sale of our products in more than 20 countries.  We currently have approximately 7,100 employees worldwide and are headquartered in San Antonio, Texas.  We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in Ireland, the United States, the United Kingdom and Belgium.

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

RECENT DEVELOPMENTS

On July 12, 2011, we entered into a definitive merger agreement (“Merger Agreement”) under which a consortium of funds advised by Apax Partners (“Apax”), together with controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments”), will acquire KCI (the “Merger”) for $68.50 per share in cash in a transaction currently valued at $6.1 billion, inclusive of KCI’s outstanding debt.

The transaction is subject to certain closing conditions but is not subject to any closing condition with regard to the financing of the transaction.

On October 28, 2011, we held a special meeting of shareholders to approve the Merger Agreement, which requires approval by the affirmative vote of holders of two-thirds of our outstanding shares entitled to vote. Approximately 85.7% of the outstanding shares of our common stock as of the record date were voted at the special meeting.  Of the shares that were voted, approximately 99.9% voted in favor of the Merger and 0.05% voted against the Merger.  We anticipate the Merger closing in early November 2011 with our subsequent delisting from the New York Stock Exchange.

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

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue by geographic region, as well as the percentage change in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2011	2010	Change	2011	2010	Change
AHS revenue:
Americas	$281,227	$275,494	2.1%	$805,946	$792,007	1.8%
EMEA	73,852	71,505	3.3	217,947	219,029	(0.5)
APAC	17,029	11,393	49.5	46,725	28,035	66.7

Total – AHS	372,108	358,392	3.8	1,070,618	1,039,071	3.0

LifeCell revenue:
Americas	94,507	83,213	13.6	278,012	243,375	14.2
EMEA	2,934	1,722	70.4	8,773	4,318	103.2

Total – LifeCell	97,441	84,935	14.7	286,785	247,693	15.8

TSS revenue:
Americas	37,687	41,788	(9.8)	123,206	134,751	(8.6)
EMEA	23,888	21,056	13.4	70,949	67,509	5.1
APAC	247	537	(54.0)	827	1,261	(34.4)

Total – TSS	61,822	63,381	(2.5)	194,982	203,521	(4.2)

Total revenue	$531,371	$506,708	4.9%	$1,552,385	$1,490,285	4.2%

For additional discussion on segment and operation information, see Note 9 of the notes to the condensed consolidated financial statements.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$221,157	$232,314	(4.8)%	$660,115	$680,377	(3.0)%
Sales	192,264	168,181	14.3	547,049	489,756	11.7

Total –Americas	413,421	400,495	3.2	1,207,164	1,170,133	3.2

EMEA revenue:
Rental	48,445	50,664	(4.4)	150,659	157,348	(4.3)
Sales	52,229	43,619	19.7	147,010	133,508	10.1

Total – EMEA	100,674	94,283	6.8	297,669	290,856	2.3

APAC revenue:
Rental	9,533	5,992	59.1	26,375	14,320	84.2
Sales	7,743	5,938	30.4	21,177	14,976	41.4

Total – APAC	17,276	11,930	44.8	47,552	29,296	62.3

Total rental revenue	279,135	288,970	(3.4)	837,149	852,045	(1.7)
Total sales revenue	252,236	217,738	15.8	715,236	638,240	12.1

Total revenue	$531,371	$506,708	4.9%	$1,552,385	$1,490,285	4.2%

The change in total revenue compared to the prior-year periods was due to increased LifeCell and AHS revenue, partially offset by decreased TSS revenue.  Foreign currency exchange movements favorably impacted total revenue by 2% for both the third quarter and the first nine months of 2011 compared to the corresponding periods of the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010:

	Three months ended September 30,			Nine months ended September 30,

	2011	2010	Change	2011	2010	Change

AHS revenue	70.0%	70.7%	(70 bps)	69.0%	69.7%	(70 bps)
LifeCell revenue	18.3	16.8	150 bps	18.5	16.6	190 bps
TSS revenue	11.7	12.5	(80 bps)	12.5	13.7	(120 bps)

Total revenue	100.0%	100.0%		100.0%	100.0%

Americas revenue	77.8%	79.0%	(120 bps)	77.8%	78.5%	(70 bps)
EMEA revenue	18.9	18.6	30 bps	19.2	19.5	(30 bps)
APAC revenue	3.3	2.4	90 bps	3.0	2.0	100 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

Rental revenue	52.5%	57.0%	(450 bps)	53.9%	57.2%	(330 bps)
Sales revenue	47.5	43.0	450 bps	46.1	42.8	330 bps

Total revenue	100.0%	100.0%		100.0%	100.0%

AHS Revenue

The following table sets forth, for the periods indicated, AHS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$189,056	$196,775	(3.9)%	$555,396	$564,844	(1.7)%
Sales	92,171	78,719	17.1	250,550	227,163	10.3

Total Americas revenue	281,227	275,494	2.1	805,946	792,007	1.8

EMEA revenue:
Rental	29,351	33,111	(11.4)	91,575	101,967	(10.2)
Sales	44,501	38,394	15.9	126,372	117,062	8.0

Total EMEA revenue	73,852	71,505	3.3	217,947	219,029	(0.5)

APAC revenue:
Rental	9,528	5,961	59.8	26,349	14,242	85.0
Sales	7,501	5,432	38.1	20,376	13,793	47.7

Total APAC revenue	17,029	11,393	49.5	46,725	28,035	66.7

Total rental revenue	227,935	235,847	(3.4)	673,320	681,053	(1.1)
Total sales revenue	144,173	122,545	17.6	397,298	358,018	11.0

Total AHS revenue	$372,108	$358,392	3.8%	$1,070,618	$1,039,071	3.0%

The increase in AHS Americas revenue during both the third quarter and first nine months of 2011 compared to the prior-year periods was attributable to a combination of increased sales volumes of V.A.C.® Therapy units and increased sales revenue from the adoption of recently-launched, new negative pressure-based therapies in the U.S., partially offset by a decrease in rental volumes and realized pricing on V.A.C. Therapy rental units.

The increase in AHS EMEA revenue during the third quarter of 2011 compared to the prior-year period was due primarily to favorable foreign currency exchange rate movements, volume growth on sales of V.A.C.Via™, ABThera™ and V.A.C. Therapy units, partially offset by decreases in revenue due to continued pricing pressures on V.A.C. Therapy rental units and a decline in rental and sales volumes.  Foreign currency exchange rate movements favorably impacted AHS EMEA revenue during the third quarter and first nine months of 2011 by 8.3% and 6.7%, respectively, compared to the prior-year periods.

The increase in AHS APAC revenue during the third quarter and first nine months of 2011 compared to the prior-year periods was due primarily to favorable foreign currency rate movements and higher rental and sales volumes in Japan.  Foreign currency exchange rate movements favorably impacted AHS APAC revenue during both the third quarter and first nine months of 2011 by 17.4% compared to the prior-year periods.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Americas	$94,507	$83,213	13.6%	$278,012	$243,375	14.2%
EMEA	2,934	1,722	70.4	8,773	4,318	103.2

Total LifeCell revenue	$97,441	$84,935	14.7%	$286,785	$247,693	15.8%

The growth in LifeCell revenue over the prior-year periods was due primarily to increased demand for our acellular tissue matrix products as the result of continued market penetration and geographic expansion.  EMEA LifeCell sales reported growth in all geographic locations where we have launched our LifeCell products.  LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, including challenging hernia repair and breast reconstruction, accounted for 94.1% and 93.8%, respectively, of total LifeCell revenue for the third quarter and first nine months of 2011 compared to 94.3% and 93.5% during the corresponding prior-year periods.  Direct sales of Strattice, our porcine-based reconstructive tissue matrix product, accounted for 46.1% and 45.4% of total LifeCell revenue for the third quarter and first nine months of 2011, respectively, compared to 42.2% and 39.6%, respectively, in the prior-year periods.  Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue as compared to the prior-year periods.

TSS Revenue

The following table sets forth, for the periods indicated, TSS rental and sales revenue by geography, as well as the percentage change in each line item, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
			%			%
	2011	2010	Change	2011	2010	Change
Americas revenue:
Rental	$31,558	$35,539	(11.2)%	$103,586	$115,533	(10.3)%
Sales	6,129	6,249	(1.9)	19,620	19,218	2.1

Total Americas revenue	37,687	41,788	(9.8)	123,206	134,751	(8.6)

EMEA revenue:
Rental	19,094	17,553	8.8	59,084	55,381	6.7
Sales	4,794	3,503	36.9	11,865	12,128	(2.2)

Total EMEA revenue	23,888	21,056	13.4	70,949	67,509	5.1

APAC revenue:
Rental	5	31	(83.9)	26	78	(66.7)
Sales	242	506	(52.2)	801	1,183	(32.3)

Total APAC revenue	247	537	(54.0)	827	1,261	(34.4)

Total rental revenue	50,657	53,123	(4.6)	162,696	170,992	(4.9)
Total sales revenue	11,165	10,258	8.8	32,286	32,529	(0.7)

Total TSS revenue	$61,822	$63,381	(2.5)%	$194,982	$203,521	(4.2)%

The decrease in TSS Americas revenue was driven by our rental business, which has experienced increased competitive pressure and modest share loss.  The increase in TSS EMEA revenue during the third quarter of 2011 compared to the prior-year period was due primarily to favorable foreign currency rate movements and strong capital sales.  Foreign currency exchange rate movements favorably impacted Americas and EMEA TSS revenue by 1.0% and 9.8%, respectively, in the third quarter of 2011 and 0.9% and 6.9%, respectively, in the first nine months of 2011 compared to the prior-year periods.

Rental Expenses

The following table presents rental expenses and the percentage relationship to AHS and TSS revenue comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010  (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Rental expenses	$136,789	$155,765	(12.2)%		$433,634	$464,606	(6.7)%
As a percent of total AHS and TSS revenue	31.5%	36.9%	(540	bps)	34.3%	37.4%	(310	bps)

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products.  Rental expenses as a percent of total AHS and TSS revenue during the third quarter of 2011 decreased from the prior-year period due primarily to lower product royalty costs on AHS revenue associated with our previous license agreement with Wake Forest University and lower rental fleet depreciation, partially offset by the impact of unfavorable foreign currency movements.  The year-to-date rental expenses decrease as a percent of total AHS and TSS revenue was lower than the current quarter resulting primarily from increased selling expenses related to additional investment in our AHS sales force during the second half of 2010 and first nine months of 2011.

Cost of Sales

The following table presents cost of sales and the sales margin (calculated as sales revenue less cost of sales divided by sales revenue for the period indicated) comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Cost of sales	$62,925	$61,551	2.2%		$185,062	$184,782	0.2%
Sales margin	75.1%	71.7%	340	bps	74.1%	71.0%	310	bps

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products.  The increase in sales margins over the prior-year periods was due primarily to growth and improved yields in our LifeCell business unit and lower product royalty costs on AHS revenue associated with our previous license agreement with Wake Forest University.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated) comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Gross profit margin	62.4%	57.1%	530 bps	60.1%	56.4%	370 bps

The gross profit margin increase during the third quarter of 2011 compared to the prior-year period was due primarily to lower royalty expense associated with our previous license agreement with Wake Forest University, higher gross margins associated with our LifeCell business unit, lower rental fleet depreciation, and favorable product mix.  The year-to-date gross profit margin increase was lower than the current quarter resulting primarily from increased selling expenses related to additional investment in our AHS sales force during the second half of 2010 and first nine months of 2011.  During the third quarter and first nine months of 2011, we recorded $0 and $13.1 million, respectively, in royalty expense associated with our previously-existing licensing agreement with Wake Forest University compared to $23.9 million and $66.4 million, respectively, during the prior-year periods.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Selling, general and administrative expenses	$155,855	$139,512	11.7%		$452,377	$422,103	7.2%
As a percent of total revenue	29.3%	27.5%	180	bps	29.1%	28.3%	80	bps

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs.  SG&A increases during the third quarter of 2011 compared to the prior-year period included the impact of foreign currency movements, transaction-related costs associated with our recently-announced acquisition, higher selling costs associated with our LifeCell division and higher costs associated with geographic expansion.  The year-to-date percentage increase in SG&A expenses was lower than the current quarter resulting primarily from reduced litigation costs and prior-year charges associated with our TSS portfolio rationalization and our Global Business Transformation in the second quarter.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	Change		2011	2010	Change
Research and development expenses	$23,530	$20,873	12.7%		$68,124	$67,375	1.1%
As a percent of total revenue	4.4%	4.1%	30	bps	4.4%	4.5%	(10	bps)

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies.  Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, new applications of negative pressure technology, as well as upgrading and expanding our surface technologies in our TSS business.  Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.  Research and development expenses were higher during the third quarter of 2011 compared to the prior-year period due to increased headcount following the 2010 formation of our Center for Advanced Research and Technology.

Acquired Intangible Asset Amortization

In connection with the LifeCell acquisition, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008.  Amortization expense associated with these acquired intangible assets was $8.9 million and $26.6 million in the third quarter and first nine months of 2011, respectively, compared to $8.9 million and $28.6 million in the corresponding prior-year periods.

Operating Margin

The following table presents the operating margin, defined as operating earnings as a percentage of total revenue, comparing the third quarter of 2011 to the third quarter of 2010 and the first nine months of 2011 to the first nine months of 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Operating margin	27.0%	23.7%	330 bps	24.9%	21.7%	320 bps

The increase in operating margins resulted from a combination of lower royalty expense, favorable foreign currency movements and prior-year charges associated with our TSS portfolio rationalization and Global Business Transformation, partially offset by higher costs associated with our recently-announced acquisition.  During the third quarter and first nine months of 2011, we recorded $6.0 million and $7.2 million, respectively, in expenses associated with our recently-announced acquisition.

Interest Expense

Interest expense decreased to $17.3 million and $55.3 million in the third quarter and first nine months of 2011, respectively, compared to $21.5 million and $67.4 million in the corresponding prior-year periods, due to debt payments made over the last twelve months, as well as lower interest rates due, in part, to our debt refinancing completed in the first quarter of 2011.  Interest expense includes write-offs of $0 and $3.2 million, respectively, during the third quarter and first nine months of 2011 as compared to $374,000 and $2.3 million, respectively, during the corresponding prior-year periods for unamortized deferred debt issuance costs associated with the refinancing of our senior credit facility during 2011 and optional prepayments on our senior credit facility during 2010.  In addition, we recorded $5.8 million and $17.1 million of additional non-cash interest expense related to amortization of the discount on our convertible senior notes in the third quarter and first nine months of 2011, respectively, as compared to $5.4 million and $15.8 million for the same periods of 2010.

Foreign Currency Gain (Loss)

We recognized foreign currency exchange rate losses of $2.1 million during both the third quarter and first nine months of 2011 compared to foreign currency exchange rate gains of $2.1 million during the third quarter of 2010 and foreign currency exchange rate losses of $3.1 million during the first nine months of 2010.  The variance from the prior-year periods is due primarily to significant volatility in the foreign currency markets.

Net Earnings

For the third quarter of 2011, we reported net earnings of $90.7 million, an increase of 19.7% compared to $75.8 million in the prior-year period.  For the first nine months of 2011, we reported net earnings of $240.6 million, an increase of 32.1% compared to $182.1 million in the prior-year period.  The effective income tax rate for the third quarter and first nine months of 2011 was 27.0% and 27.1%, respectively, compared to 25.0% and 28.0%, respectively, for the corresponding periods in 2010.  The increase in the effective income tax rate for the third quarter of 2011 as compared to the prior-year period was due primarily to the favorable resolution of certain tax contingencies during 2010.

Net Earnings per Diluted Share

Net earnings per diluted share for the third quarter and first nine months of 2011 were $1.16 and $3.21, respectively, as compared to net earnings per diluted share of $1.06 and $2.54, respectively, in the corresponding prior-year periods.  The dilutive effect associated with our Convertible Notes and related warrants were $0.06 during both the third quarter and first nine months of 2011.

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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months.  During the nine months ended September 30, 2011 and 2010, our primary source of capital was cash from operations.  The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine months ended
	September 30,
	2011	2010

Net cash provided by operating activities	$423,160	$233,115
Net cash used by investing activities	(113,983)	(61,559)
Net cash provided (used) by financing activities	31,738	(170,932)
Effect of exchange rates changes on cash and cash equivalents	(725)	(484)

Net increase in cash and cash equivalents	$340,190	$140

As of September 30, 2011, our principal sources of liquidity consisted of $656.8 million of cash and cash equivalents and $638.0 million available under our revolving credit facility, net of $12.0 million in undrawn letters of credit.  During the first nine months of 2011, we made scheduled repayments on the $550.0 million term A facility due in January 2016 totaling $20.6 million from cash-on-hand.  The increase in net cash provided by operating activities was due primarily to higher net earnings and lower cash outlays for royalty payments, inventory purchases, interest and income taxes, partially offset by higher capital expenditures.

As of December 31, 2010, our principal sources of liquidity consisted of $316.6 million of cash and cash equivalents and $288.4 million available under our revolving credit facility, net of $11.6 million in undrawn letters of credit.  During 2010, we made scheduled and voluntary net repayments on the senior credit facility totaling $222.7 million from cash-on-hand.

Working Capital

As of September 30, 2011, we had current assets of $1.28 billion, including $404.0 million in net accounts receivable and $160.8 million in net inventory, and current liabilities of $349.0 million resulting in a working capital surplus of $932.4 million.  As of December 31, 2010, we had current assets of $967.5 million, including $414.1 million in net accounts receivable and $172.6 million in net inventory, and current liabilities of $455.2 million resulting in a working capital surplus of $512.3 million.

As of September 30, 2011 and December 31, 2010, we had $404.0 million and $414.1 million, respectively, of receivables outstanding, net of realization reserves of $79.7 million and $97.0 million, respectively.  Americas receivables, net of realization reserves, were outstanding for an average of 60 days at September 30, 2011 compared to 63 days at December 31, 2010.  EMEA and APAC net receivables were outstanding for an average of 96 days and 72 days, respectively, at September 30, 2011, compared to 93 days and 72 days, respectively, at December 31, 2010.  The increase in EMEA days outstanding compared to December 31, 2010 was due primarily to the timing of collections.

Capital Expenditures

During the first nine months of 2011 and 2010, we made capital expenditures of $89.0 million and $63.3 million, respectively.  Capital expenditures during 2011 related primarily to expanding the rental fleet, the purchase of land and the construction of our global headquarters building, and information technology purchases.  Capital expenditures during 2010 related primarily to expanding the rental fleet and information technology purchases.

Senior Credit Facility

In January 2011, we entered into a new senior credit facility consisting of a $550.0 million term A facility and a $650.0 million revolving credit facility due January 2016 (“2016 Senior Credit Facility”).  The following table sets forth the amounts owed under the term loan and revolving credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of September 30, 2011 (dollars in thousands):

		Effective			Amount Available
	Maturity	Interest		Amount	for Additional
Senior Credit Facility	Date	Rate		Outstanding	Borrowing

Revolving credit facility	January 2016	-		$-	$637,952	(1)
Term loan facility	January 2016	2.156%	(2)	529,375	-	(3)

Total				$529,375	$637,952

(1) At September 30, 2011, the amount available under the revolving portion of our credit facility reflected a reduction of $12.0 million for letters of credit issued on our behalf, none of which have been drawn upon by the beneficiaries thereunder.
(2) The effective interest rate includes the effect of interest rate hedging arrangements.  Excluding the interest rate hedging arrangements, our nominal interest rate as of September 30, 2011 was 1.740%.
(3) KCI also has the right at any time to increase the total amount of its commitments under the 2016 Senior Credit Facility by an aggregate additional amount up to $500.0 million.

As of September 30, 2011, we were in compliance with all covenants under the senior credit agreement.  For further information on the 2016 Senior Credit Facility, see Note 3 of the notes to the condensed consolidated financial statements.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due April 2015 (the “Convertible Notes”).  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).  As of September 30, 2011, we were in compliance with all covenants under the Indenture and the Convertible Notes were not yet convertible by the holders thereof.  For further information on our Convertible Notes and related Note Hedge and Warrants, see Note 3 of the notes to the condensed consolidated financial statements.

Interest Rate Protection

At September 30, 2011 and December 31, 2010, we had 19 and 18 interest rate swap agreements in effect, respectively, pursuant to which we have fixed the rate on an aggregate of $525.0 million and $444.5 million, respectively, in notional amounts of our outstanding variable rate debt at weighted average interest rates of 0.789% and 1.226%, respectively, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  At both September 30, 2011 and December 31, 2010, the aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability of $1.7 million.  This amount was also recorded in other comprehensive income, net of tax.  If our interest rate protection agreements were not in place, interest expense would have been approximately $0.6 million and $2.3 million lower for the third quarter and first nine months of 2011, respectively, and $2.0 million and $7.6 million lower during the same periods of the prior year.

As of September 30, 2011, we had also entered into additional interest rate swap agreements to convert $125.0 million of our variable rate debt to a fixed rate basis at interest rates ranging from 0.810% to 0.816%, exclusive of the Eurocurrency Rate Loan Spread as disclosed in the senior credit agreement.  These agreements become effective on December 31, 2011 and were designated as cash flow hedge instruments.

For further information on our interest rate protection agreements, see Note 4 of the notes to the condensed consolidated financial statements.

Long-Term Commitments

The following table summarizes our long-term debt obligations, excluding the convertible debt discount, as of September 30, 2011 for each of the periods indicated (dollars in thousands):

	Long-Term Debt Obligations
Year Payment Due	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$6,875	$27,500	$41,250	$55,000	$745,000	$343,750	$1,219,375

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

From time to time, the Center for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  In July 2008, NPWT was removed from the initial round of Medicare’s durable medical equipment competitive bidding program, which was effective January 1, 2011.  In August 2011, CMS announced that NPWT will be included in round two of the competitive bidding program, which will be effective no earlier than July 2013.  We have communicated to CMS our strong belief that the selection of NPWT suppliers to Medicare patients under the competitive bidding program should be based on each supplier’s ability to provide prompt quality service and timely therapy to patients in areas subject to the program which KCI has done effectively for over a decade.  Additionally, we believe CMS should require NPWT suppliers be accredited to NPWT-specific quality standards to ensure only competent suppliers are awarded a contract.  The importance of training and support for caregivers and patients has been validated by the recent Food and Drug Administration (“FDA”) initiative focused on the migration of complex medical devices into the home.  KCI has a significant body of evidence supporting the safety and efficacy of our products in the home setting which differentiates us from other manufacturers and suppliers of NPWT products.  Inclusion of our NPWT products in the Medicare competitive bidding program could result in reduced reimbursement for our Medicare placements.  For the fiscal year ended 2010, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue.

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

Recently, the FDA proposed certain regulatory reforms, which may result in substantial changes to the 510(k) clearance process for medical devices.  The proposed reforms include:  pre-510(k) clearance; facility inspections to ensure compliance with FDA Quality System Regulation  requirements; creation of a Class IIb subset of devices that are subject to more rigorous data requirements than other Class II devices; new guidance for consideration of device modifications requiring submission of new 510(k) notifications; and establishment of an “assurance case” framework for 510(k) submissions requiring demonstration of the validity of all claims.  If any of the FDA’s proposed reforms are established by statute or regulation, we expect that 510(k) submissions for KCI medical devices in the future may require significantly more data, including clinical data, and that obtaining 510(k) clearance may become more costly and time consuming.  Any substantial increase in requirements which are imposed on KCI as a result of new statutory or regulatory requirements could potentially delay our development and commercialization of new medical device products.

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

On May 9, 2011, LifeCell Corporation received a warning letter dated May 5, 2011 from the FDA following an inspection by the FDA at LifeCell in November 2010.  The Warning Letter primarily related to LifeCell’s failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain observed non-compliance with FDA regulations covering the promotion of LifeCell’s Strattice/LTM product for use with breast implants.  LifeCell submitted a written response to the FDA on May 31, 2011.  LifeCell is cooperating with the FDA and believes that the corrective actions it is taking will resolve the FDA’s concerns without a material impact on the LifeCell’s business.  However, we cannot give any assurances that the FDA will be satisfied with its response to the warning letter or as to the expected date of the resolution of the matters included in the warning letter.

In November 2010, KCI USA, Inc.’s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC’s audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to Redetermination and reduced the overpayment to $5.1 million.  KCI has appealed these claims to the next level of review.  Recoupment of the overpayment was stayed pending appeal and interest will accrue on the overpayment unless it is overturned on appeal. In addition to challenging the underlying clinical basis for the claims denials, KCI intends to challenge the validity of the sampling used to extrapolate the overpayment.  If the extrapolation is found to have been invalid, the extrapolation may be rejected even if the actual claims denials on which the extrapolation was based are not overturned. We cannot predict the outcome of theses appeals. However, we do not expect that the final determination with respect to the audit will have a material impact on our results of operations or financial position.

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

In July 2011, the FASB issued Accounting Standards Update No. 2011-07 “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.”  The objective of this update is to provide financial statement users with greater transparency about a health care entity’s net patient service revenue and the related allowance for doubtful accounts.  This update provides information to assist financial statement users in assessing an entity’s sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered, to present the provision for bad debts related to patient service revenue as a deduction from revenue on their statement of operations.  The amendments in this update should be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Upon adoption of this update, we will reclassify the provision for bad debts associated with patient service revenue from selling, general and administrative expense to a deduction from revenue.  The adoption of this update is not expected to have a material impact on our results of operations, financial position or disclosures.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates.  We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly.  We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates.  We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable rate borrowings to a fixed rate basis through March 2013, thus reducing the impact of changes in interest rates on future interest expenses.  Effective October 2011, we elected to use one-month LIBOR for amounts outstanding under the 2016 Senior Credit Facility.  As a result of this election, the ineffective portion of the interest rate swaps will likely increase.  We do not use financial instruments for speculative or trading purposes.

The table below provides information as of September 30, 2011 about our long-term debt and interest rate swaps, both of which are sensitive to changes in interest rates.  For long-term debt, the tables present principal cash flows and related weighted average interest rates by expected maturity dates.  For interest rate swaps, the tables present notional amounts and weighted average interest rates by expected (contractual) maturity dates.  Weighted average interest rates of our interest rate swaps are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of September 30, 2011
	2011	2012	2013	2014	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$—	$—	$—	$—	$690,000	$690,000	$970,002	(1)
Average interest rate	—	—	—	—	3.250%	3.250%
Variable rate	$6,875	$27,500	$41,250	$55,000	$398,750	$529,375	$526,066
Weighted average interest rate (2)	1.740%	1.740%	1.740%	1.740%	1.740%	1.740%

Interest rate swap (3)
Variable to fixed-notional amount	$175,000	$375,000	$100,000	$—	$—	$650,000	$(1,681)
Average pay rate	0.758%	0.757%	0.993%	—	—	0.794%
Average receive rate (4)	0.370%	0.370%	0.369%	—	—	0.370%

(1) The fair value of our 3.25% Convertible Senior Notes due April 2015 is based on a limited number of trades and does not necessarily represent the purchase price of the entire convertible note portfolio.
(2) The weighted average interest rate for all periods presented represents the nominal interest rate as of September 30, 2011.  Effective October 2011, this rate resets monthly.
(3) Interest rate swaps relate to the variable rate debt under long-term debt.  The aggregate fair value of our interest rate swap agreements was negative and was recorded as a liability at September 30, 2011.
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

At September 30, 2011, we had outstanding foreign currency exchange contracts to sell or purchase approximately $50.1 million of various currencies.  Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.  We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $90.4 million for the nine months ended September 30, 2011.  We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the nine months ended September 30, 2011 would change our net earnings for the period by approximately $4.6 million.  Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

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

Changes in Internal Control over Financial Reporting.  There have not been any changes in KCI’s internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, KCI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Litigation Relating to the Proposed Merger

Following the announcement on July 13, 2011 that KCI had entered into a definitive merger agreement under which a consortium of funds advised by Apax will acquire KCI, four purported shareholders of KCI initiated legal actions challenging the Merger.  Between July 20 and August 23, 2011, these purported shareholders filed four separate putative derivative and/or class action petitions in the District Court of Bexar County, Texas.  The petitions in these actions asserted claims against KCI’s directors and against KCI as a nominal defendant, and certain of these actions additionally named as defendants Apax, CPPIB, PSP Investments, Chiron Holdings, Inc., Chiron Merger Sub, Inc., and John Does 1-25 (unidentified associates and affiliates forming the consortium to purchase KCI) (collectively, “Apax Partners”).  The petitions generally alleged that KCI’s directors breached their fiduciary duties by their actions in approving the Merger and that Apax Partners aided and abetted in these alleged breaches of fiduciary duties.  The petitions additionally alleged that the Schedule 14A Preliminary Proxy Statement filed with the Securities and Exchange Commission in connection with the proposed transaction contained material omissions and misstatements.  The petitions all requested that the Merger be enjoined.  The District Court of Bexar County, Texas consolidated these actions into a single action styled “In re Kinetic Concepts, Inc. Shareholder Litigation” (the “Consolidated Action”).  KCI and its directors filed motions to dismiss the petitions pending in the Consolidated Action.  On October 6, 2011, the District Court of Bexar County, Texas held a hearing on the KCI defendants’ motions to dismiss.  At the conclusion of the hearing, the court dismissed all of the claims asserted in the Consolidated Action, without prejudice.

On October 18, 2011, certain of the plaintiffs who commenced the initial litigation relating to the Merger filed a new complaint relating to the Merger in the District Court of Bexar County, Texas, styled “Ross et al. v. Apax Partners, et al., No. 2011-CI-16858” (the “Second Shareholder Action”).  The complaint in the Second Shareholder Action raised issues substantially similar to those raised in the Consolidated Action and also requested that the Merger be enjoined.  On October 26, 2011, the District Court of Bexar County, Texas held a hearing on the KCI defendants’ motions to dismiss the Second Shareholder Action.  At the conclusion of the hearing, the court dismissed all of the claims asserted in the Second Shareholder Action, without prejudice.

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

U.S. Intellectual Property Litigation

For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain Wake Forest Patents were asserted against providers of competing NPWT products.  In October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case described below, invalidating the Wake Forest patent claims asserted in the case.  In light of the ruling, KCI has determined that continued payment of the royalties scheduled under the Wake Forest license agreement was inappropriate.  On February 28, 2011, KCI filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties to Wake Forest based on the patents in suit because the relevant patent claims are invalid or not infringed.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first nine months of 2011.

On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011, the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described below.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases described below that involve the Wake Forest Patents and has withdrawn from the appeal of the Smith & Nephew litigation.

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

In March 2009, KCI and its affiliates filed a patent infringement lawsuit asserting Australian counterparts to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit.  The Federal Court issued a temporary injunction in the case which was subsequently overturned by the Full Court of the Federal Court of Australia.  A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010.  In September 2011, the Federal Court ruled the asserted claims to be invalid and not infringed by Smith & Nephew’s product.  KCI will not appeal the decision.

In March 2009, KCI's German subsidiary filed a request for a preliminary injunction with the German District Court of Düsseldorf to prevent commercialization of a Smith & Nephew negative pressure wound therapy system that KCI believes infringes the German counterpart of KCI’s European Patent No. EP0777504 (“KCI’s ‘504 Patent”).  Following a hearing in July 2009 on this matter, the Court denied KCI’s request for preliminary injunction.  Also, in April 2009, KCI's German subsidiary filed a patent infringement lawsuit against Smith & Nephew, GmbH Germany in the German District Court of Mannheim.  The lawsuit alleges that the negative pressure wound therapy systems commercialized by Smith & Nephew infringe KCI’s ‘504 Patent and another German patent owned by KCI corresponding to European Patent No. EP0853950 (“KCI’s ‘950 Patent”).  A trial was held in October 2009 on KCI’s ‘504 Patent claims, after which the Court dismissed KCI’s infringement allegations.  This decision was affirmed on appeal in July 2011.  A trial on KCI’s ‘950 Patent claims was held in June 2010, and in September 2010, the Court issued its ruling finding that components used with Smith & Nephew’s negative pressure wound therapy systems infringe KCI’s ‘950 Patent.  Smith & Nephew is appealing this decision.  In separate actions filed with the German Federal Patent Court, Smith & Nephew has asserted that the ‘950 and ‘504 Patents are invalid.  Following a hearing in September 2011, the Federal Patent Court ruled the ‘950 Patent to be invalid.  A hearing on the validity of the ‘504 Patent is yet to be set.

In July 2009, KCI and its affiliates filed a patent infringement lawsuit against Smith & Nephew in France alleging infringement of KCI’s ‘504 Patent and KCI’s ‘950 Patent. KCI also filed a request for a preliminary injunction with the Paris District Court in France to prevent commercialization of Smith & Nephew’s NPWT system that KCI believes infringes the French counterpart of KCI’s ‘504 Patent.  A hearing on KCI’s request for preliminary injunction was held in October 2009 in France.  In November 2009, the Paris District Court denied KCI’s request for a preliminary injunction.  On April 29, 2011, the Paris District Court upheld the validity of key claims of KCI’s ‘504 patent but ruled KCI’s ‘504 patent was not infringed by Smith & Nephew’s NPWT systems.  The Paris District Court also ruled the asserted claims of KCI’s ‘950 patent invalid. KCI has filed an appeal of this decision.

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

LifeCell Corporation resolved all of those lawsuits which have now been dismissed.  The resolution of those lawsuits did not have a material impact on our financial position or results of operations.  Subsequently, LifeCell Corporation was served with approximately ten new suits filed by other family members of tissue donors who also allege no authorization was provided.  All of these cases have been settled for amounts that will not have a material impact on our results of operations or our financial position.

LifeCell Corporation is also a party to approximately 60 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.  All of these cases are in the early stages of litigation and have not yet been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that the defenses to these claims are meritorious and will defend them vigorously.  We have insurance that we believe covers these claims and lawsuits and believe that after the application of our self-insured retention relating to products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits.  However, the insurance coverage may not be adequate if we are unsuccessful in our defenses. We do not expect these cases to have a material impact on our results of operations or our financial position.

Other Litigation

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. On May 9, 2011, KCI received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. and United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages.  Under the Federal False Claims Act, a defendant determined to be liable by a court of law must pay three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim.  Potential damages arising from these non-intervened cases are not currently probable and not reasonably estimable.  These cases were originally filed under seal pending the government’s review of the allegations contained therein. Following the completion of the government’s review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011. KCI intends to vigorously defend itself in these matters, including seeking the dismissal of these suits.

We are party to several additional lawsuits arising in the ordinary course of our business.  Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims.  We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

ITEM 1A.     RISK FACTORS

Except with respect to the following updated and new risk factors described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

If we are unsuccessful in protecting and maintaining our intellectual property, our competitive position could be harmed.

Our ability to enforce our patents and those licensed to us, together with our other intellectual property, is subject to general litigation risks, as well as uncertainty as to the validity or enforceability of our intellectual property rights in various countries.  Changes in either the intellectual property laws or in interpretations of intellectual property laws in the United States and other countries may diminish the value of our intellectual property.  For instance, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office in granting patents during the past 20 years which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.  In addition, the U.S. recently enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. We own or license numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as such technologies are developed.  However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages.  We often retain certain knowledge that we consider proprietary as confidential and elect to protect such information as trade secrets, as business confidential information or as know-how.  In these cases, we rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position.  Our intellectual property rights may not prevent other companies from developing functionally equivalent products, developing substantially similar proprietary processes, or otherwise gaining access to our confidential know-how or trade secrets.

When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise unenforceable or are already licensed to the party against whom we are asserting a claim.  When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business.  All patents are subject to requests for reexamination by third parties and under the AIA, additional methods of challenging the validity or enforceability of issued patents will be implemented.  When such requests for reexamination are granted, some or all claims may require amendment or cancellation.  Since 2007, multiple requests for reexamination of patents owned or licensed by KCI relating to our AHS business were granted by the U.S. Patent and Trademark Office.  If we are unable to enforce our intellectual property rights our competitive position could be harmed. For more information on our current intellectual property litigation, see Part II, Item 1: “Legal Proceedings.”

We have agreements with third parties pursuant to which we license patented or proprietary technologies.  These agreements commonly include royalty-bearing licenses.  If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses could be adversely impacted.

KCI and its affiliates are involved in multiple intellectual property litigation suits in the United States and Europe, as described in Part II, Item 1: “Legal Proceedings.”  If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share in the markets where we compete could be negatively impacted due to increased competition and pricing of our products could decline significantly, either of which would negatively affect our financial condition and results of operations.  For example, in the United Kingdom and Germany, where certain patent claims relating to NPWT were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in AHS revenue as a result.  Also, in October 2010, the Federal District Court for the Western District of Texas entered an order in the Smith & Nephew case invalidating the patent claims involved in the lawsuit.  In light of the ruling, KCI believes that continued payment of the royalties scheduled under the Wake Forest license is inappropriate.  On February 28, 2011, we filed suit in the Federal District Court for the Western District of Texas seeking a declaratory judgment that KCI no longer owes royalties based on the patents in suit because the relevant patent claims are invalid or not infringed.  This legal action also follows protracted but unsuccessful negotiations with Wake Forest to reach a reduced royalty rate or its equivalent due to the various invalidity rulings around the world.  Going forward, during the pendency of the Wake Forest royalty litigation, KCI does not plan to pay or accrue royalties under the license agreement with Wake Forest.  Historical royalties under the license agreement were accrued through February 27, 2011 and are reflected in our condensed consolidated financial statements.  For the year ended December 31, 2010, royalty payments to Wake Forest under the licensing agreement were approximately $86 million.  No royalty payments were made to Wake Forest during the first nine months of 2011.  On March 18, 2011, Wake Forest provided written notice of termination under the license agreement with KCI and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI.  In its termination notice, Wake Forest is demanding that KCI cease manufacturing and selling licensed products.  KCI subsequently removed the action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement.  That action was stayed pending a ruling by the Federal District Court in Texas on a motion to dismiss or transfer filed by Wake Forest there.  On July 26, 2011 the Federal District Court in Texas denied Wake Forest’s motions and stayed the action pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation.  KCI believes that it does not infringe any valid claims of the Wake Forest Patents and that our defenses to any claims are meritorious and we intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C. ® Therapy products.  It is not possible to estimate damages that may result if we are unsuccessful in the litigation.  In addition, as a result of the Wake Forest royalty litigation, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers.  KCI intends to withdraw from each of the cases that involve the Wake Forest Patents and has withdrawn from the appeal of the Smith & Nephew litigation.  For additional information regarding our patent litigation, see Part II, Item 1: “Legal Proceedings.”

Third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. and internationally due to the Wake Forest royalty litigation and the invalidation of Wake Forest patent claims around the world.  We derived approximately 69% of total revenue during the year ended December 31, 2010 and 68% of total revenue during the first nine months of 2011 from our NPWT products worldwide.

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

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DME MACs. KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. On May 9, 2011, KCI received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. and United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages.  Under the Federal False Claims Act, a defendant determined to be liable by a court of law must pay three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim.  Potential damages arising from these non-intervened cases are not currently probable and not reasonably estimable.  These cases were originally filed under seal pending the government’s review of the allegations contained therein. Following the completion of the government’s review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011. KCI intends to vigorously defend itself in these matters, including seeking the dismissal of these suits.  For a description of other risks relating to governmental review and investigation of our businesses, see the “Risk Factors”  in KCI's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Some LifeCell products (AlloDerm, GRAFTJACKET, AlloCraft DBM and Repliform) contain donated human cadaveric tissue.  The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease.  LifeCell Corporation is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines.  LifeCell Corporation and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies.  These regulations have strict requirements for testing donors to prevent communicable disease transmission.  However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.  LifeCell Corporation is currently named as a defendant in a number of lawsuits that are related to the distribution of its products, including multiple lawsuits relating to certain human-tissue based products because the organization that recovered the tissue, BTS may not have followed FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. Although LifeCell Corporation intends to defend against these actions, there can be no assurance that LifeCell Corporation will prevail.  Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses.  LifeCell Corporation is also a party to approximately 60 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation’s AlloDerm products.   These cases have been consolidated for centralized management in Middlesex County, New Jersey.  These cases have not yet been set for trial.  The law firms representing plaintiffs in these cases are actively soliciting and publicly advertising in an effort to recruit additional plaintiffs for hernia repair cases.  The publicity around the BTS cases and the active solicitation of plaintiffs in the AlloDerm cases could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely impact the growth rates of our LifeCell business.

U.S. Medicare reimbursement of competitive products and the implementation of the Medicare competitive bidding program could reduce the reimbursement we receive and could adversely affect the demand for our V.A.C. Therapy Systems in the United States.

From time to time, Medicare publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products.  Since 2005, Medicare has assigned NPWT reimbursement codes to several devices being marketed to compete with V.A.C. Therapy Systems.  Due to the introduction of competitive products, CMS and other third–party payers could attempt to reduce reimbursement rates on NPWT or its various components through competitive bidding or otherwise, which could negatively impact our AHS revenue from U.S. Medicare placements.

For the fiscal year ended 2010, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue.  In the future, our AHS revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. In 2008, the Medicare competitive bidding program was delayed and significantly modified by the Medicare Improvements for Patients and Providers Act (“MIPPA”).  MIPPA exempted NPWT from the first round of competitive bidding and delayed implementation of the second round of competitive bidding.  The law also imposed a 9.5% price reduction for all U.S. Medicare placements of our NPWT products as of January 2009.  The 9.5% reduction in reimbursement resulted in lower Medicare reimbursement levels, which negatively impacted our 2010 and 2009 total revenue by less than 1%, compared to pre–2009 reimbursement levels.  In August 2011, CMS announced that NPWT pumps and related supplies and accessories will be included in the next competitive bid process.  Inclusion of NPWT products in the Medicare competitive bidding program could result in reduced reimbursement for our Medicare placements.  In the event that CMS adopts policies or procedures that are unfavorable to us, any resulting reduction in reimbursement could materially and adversely affect our business and operating results.

The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products.

Due to the increased scrutiny and publicity of government efforts to contain rising healthcare costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies which could lead to changes in reimbursement policies that adversely affect our business.  We are also currently subject to multiple technology assessments related to our V.A.C. Therapy Systems in foreign countries where we conduct business.  Any unfavorable results from these evaluations or technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third–party payers and could reduce the demand or acceptance of our V.A.C. Therapy Systems.

In March 2009, the OIG published a report on the comparative pricing of NPWT pumps. In that report, the OIG suggested that CMS is overpaying for NPWT pumps because the current price is based on the price of the V.A.C. Therapy System and did not consider the lower prices of new products added to the NPWT category since 2005. The OIG suggested that CMS should either competitively bid NPWT in the Second Round of DME Competitive Bidding or conduct an inherent reasonableness assessment.  In August 2011, CMS announced it will include NPWT in Round Two of its DME Competitive Bidding program, which goes into effect July 1, 2013.  This could negatively impact U.S. Medicare reimbursement of our products.

The OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare.  Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment.  Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information.  The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item.  The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement.  In the event that these initiatives result in any assessments with respect to our claims, we could be subject to material refunds, recoupments or penalties.  Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer.  The results of U.S. or foreign government agency studies could factor into governmental or private reimbursement or coverage determinations for our products and could result in changes to coverage or reimbursement rules which could reduce the amounts we collect for our products and have a material adverse effect on our business.

The success of many of our products depends heavily on acceptance by healthcare professionals who prescribe and recommend our products and by end users of our products, and our failure to maintain a high level of confidence in our products could adversely affect our business.

We maintain customer relationships with numerous specialized nurses, surgeons, primary care physicians, home healthcare providers, other specialist physicians and other healthcare professionals. We believe that sales of our products depend significantly on their confidence in, and recommendations of, our products. In addition, our success depends on end users’ acceptance and confidence in the effectiveness, comfort and ease-of-use of our products, including our new products. In order to achieve acceptance by end users and healthcare professionals alike, we seek to educate patients and the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to alternative products, including the products offered by our competitors. Acceptance of our products also requires effective training of patients and healthcare professionals in the proper use and application of our products. Failure to effectively educate and train our customers and end-users and failure to continue to develop relationships with leading healthcare professionals and new patients could result in a less frequent recommendation of our products, which may adversely affect our sales and profitability.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     None
(b)     Not applicable
(c)     Purchases of Equity Securities by KCI (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

July 1 – 31, 2011	659	$ 68.05	N/A	N/A

August 1 – 31, 2011	243	$ 65.98	N/A	N/A

September 1 – 30, 2011	823	$ 66.36	N/A	N/A

Total	1,725	$ 66.95	N/A	N/A

(1) Shares purchased and retired in connection with the withholding of shares to satisfy minimum tax withholding obligations upon vesting of previously issued shares of restricted common stock.

ITEM 6.    EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibits	Description

2.1
Agreement and Plan of Merger, dated as of July 12, 2011, between Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 14, 2011).

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

KINETIC CONCEPTS, INC.
(REGISTRANT)

Date: November 2, 2011	By: /s/ Catherine M. Burzik
Catherine M. Burzik
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 2, 2011	By: /s/ Martin J. Landon
Martin J. Landon
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibits	Description

2.1
Agreement and Plan of Merger, dated as of July 12, 2011, between Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 14, 2011).

3.1
Amended and Restated Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.5 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).

3.2	Fifth Amended and Restated By-laws of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2009).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 dated November 2, 2011.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.LAB	XBRL Taxonomy Extension Label Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.